Form 10-Q
period 2009-03-31
Transocean Ltd.
filed 2009-05-06
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-53533

______________________

TRANSOCEAN LTD.

(Exact name of registrant as specified in its charter)

______________________

Zug, Switzerland	98-0599916
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Blandonnet International Business Center Chemin de Blandonnet 2 Building F, 7th Floor Vernier, Switzerland (Address of principal executive offices)	1214 (Zip Code)

Registrant’s telephone number, including area code: +41 (22) 930-9000

______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of April 27, 2009, 320,713,627 shares were outstanding.

TRANSOCEAN LTD.

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
		(As adjusted)
Operating revenues
Contract drilling revenues	$2,834	$2,632
Contract drilling intangible revenues	104	224
Other revenues	180	254
	3,118	3,110
Costs and expenses
Operating and maintenance	1,171	1,157
Depreciation, depletion and amortization	355	367
General and administrative	56	49
	1,582	1,573
Impairment loss	(221)	—
Gain from disposal of assets, net	4	3
Operating income	1,319	1,540

Other income (expense), net
Interest income	1	13
Interest expense, net of amounts capitalized	(136)	(177)
Other, net	6	(8)
	(129)	(172)

Income before income tax expense	1,190	1,368
Income tax expense	251	218

Net income	939	1,150
Net income (loss) attributable to noncontrolling interest	(3)	1

Net income attributable to controlling interest	$942	$1,149

Earnings per share
Basic	$2.94	$3.62
Diluted	$2.93	$3.58

Weighted average shares outstanding
Basic	319	317
Diluted	320	321

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended March 31,
	2009	2008
		(As adjusted)

Net income	$939	$1,150
Other comprehensive income (loss), net of tax
Unrecognized components of net periodic benefit cost, net of tax of $8 and $4 for the three months ended March 31, 2009 and 2008, respectively	(31)	(21)
Recognized components of net periodic benefit cost	4	—
Other, net	(1)	(1)
Other comprehensive loss	(28)	(22)

Total comprehensive income	911	1,128
Total comprehensive income (loss) attributable to noncontrolling interest	(3)	1

Total comprehensive income attributable to controlling interest	$914	$1,127

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2009	2008
		(As adjusted)
ASSETS
Cash and cash equivalents	$1,302	$963
Short-term investments	112	333
Accounts receivable, net of allowance for doubtful accounts of $115 and $114 at March 31, 2009 and December 31, 2008, respectively	2,884	2,864
Materials and supplies, net of allowance for obsolescence of $54 and $49 at March 31, 2009 and December 31, 2008, respectively	458	432
Deferred income taxes, net	50	63
Assets held for sale	244	464
Other current assets	165	230
Total current assets	5,215	5,349

Property and equipment	26,373	25,836
Less accumulated depreciation	5,319	4,975
Property and equipment, net	21,054	20,861
Goodwill	8,134	8,128
Other assets	856	844
Total assets	$35,259	$35,182

LIABILITIES AND EQUITY
Accounts payable	$745	$914
Accrued income taxes	299	317
Debt due within one year	2,040	664
Other current liabilities	705	806
Total current liabilities	3,789	2,701

Long-term debt	10,924	12,893
Deferred income taxes, net	673	666
Other long-term liabilities	1,753	1,755
Total long-term liabilities	13,350	15,314

Commitments and contingencies

Shares, CHF 15.00 par value, 502,852,947 authorized, 167,617,649 contingently authorized, 335,235,298 issued and 320,004,924 outstanding at March 31, 2009 and 502,852,947 authorized, 167,617,649 contingently authorized, 335,235,298 issued and 319,262,113 outstanding at December 31, 2008	4,455	4,444
Additional paid-in capital	7,344	7,313
Accumulated other comprehensive loss	(448)	(420)
Retained earnings	6,769	5,827
Total controlling interest shareholders’ equity	18,120	17,164
Noncontrolling interest	—	3
Total equity	18,120	17,167
Total liabilities and equity	$35,259	$35,182

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended March 31,
	2009	2008
		(As adjusted)
Cash flows from operating activities
Net income	$939	$1,150
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of drilling contract intangibles	(104)	(224)
Depreciation, depletion and amortization	355	367
Share-based compensation expense	19	22
Gain from disposal of assets, net	(4)	(3)
Impairment loss	221	—
Amortization of debt issue costs, discounts and premiums, net	52	41
Deferred revenue, net	(6)	18
Deferred expenses, net	2	16
Deferred income taxes	6	(25)
Other, net	11	1
Changes in operating assets and liabilities	(50)	119
Net cash provided by operating activities	1,441	1,482

Cash flows from investing activities
Capital expenditures	(708)	(769)
Proceeds from disposal of assets, net	8	254
Proceeds from distributions from short-term investments	221	—
Joint ventures and other investments, net	—	(3)
Net cash used in investing activities	(479)	(518)

Cash flows from financing activities
Change in short-term borrowings, net	(24)	(4)
Proceeds from debt	88	1,976
Repayments of debt	(600)	(2,633)
Payments for repurchase of convertible senior notes	(102)	—
Payments for exercise of warrants, net	—	(4)
Proceeds from share-based compensation plans, net	17	27
Other, net	(2)	—
Net cash used in financing activities	(623)	(638)

Net increase in cash and cash equivalents	339	326
Cash and cash equivalents at beginning of period	963	1,241
Cash and cash equivalents at end of period	$1,302	$1,567

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Business and Principles of Consolidation

Nature of business—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. At March 31, 2009, we owned, had partial ownership interests in or operated 136 mobile offshore drilling units. As of this date, our fleet consisted of 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 28 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and four Other Rigs. We also have 10 Ultra-Deepwater Floaters under construction or contracted for construction (see Note 6—Drilling Fleet Expansion and Dispositions).

We also provide oil and gas drilling management services, drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities. Drilling management services are provided through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”). ADTI conducts drilling management services primarily on either a dayrate or a completed-project, fixed-price (or “turnkey”) basis. Oil and gas properties consist of exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), our oil and gas subsidiaries.

In December 2008, Transocean Ltd. completed a transaction pursuant to an Agreement and Plan of Merger among Transocean Ltd., Transocean Inc., which was our former parent holding company, and Transocean Cayman Ltd., a company organized under the laws of the Cayman Islands that was a wholly owned subsidiary of Transocean Ltd., pursuant to which Transocean Inc. merged by way of schemes of arrangement under Cayman Islands law with Transocean Cayman Ltd., with Transocean Inc. as the surviving company (the “Redomestication Transaction”). In the Redomestication Transaction, Transocean Ltd. issued one of its shares in exchange for each ordinary share of Transocean Inc. In addition, Transocean Ltd. issued 16 million of its shares to Transocean Inc. for future use to satisfy Transocean Ltd.’s obligations to deliver shares in connection with awards granted under our incentive plans, warrants or other rights to acquire shares of Transocean Ltd. The Redomestication Transaction effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of the Redomestication Transaction, Transocean Inc. became a direct, wholly owned subsidiary of Transocean Ltd. In connection with the Redomestication Transaction, we relocated our principal executive offices to Vernier, Switzerland. We refer to the Redomestication Transaction and the relocation of our principal executive offices together as the “Redomestication.”

Principles of consolidation—We consolidate those investments that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have a majority voting interest. Intercompany transactions and accounts are eliminated in consolidation. For investments in joint ventures and other entities that do not meet the criteria of a variable interest entity or where we are not deemed to be the primary beneficiary for accounting purposes of those entities that meet the variable interest entity criteria, we use the equity method of accounting if we have the ability to exercise significant influence over the unconsolidated affiliate. We use the cost method of accounting for investments in joint ventures and other entities if we do not have the ability to exercise significant influence over the unconsolidated affiliate.

Note 2—Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies

Basis of presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill and other

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

intangible assets, property and equipment and other long-lived assets, income taxes, share-based compensation, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $46 million for the three months ended March 31, 2009 and $36 million for the three months ended March 31, 2008, as adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). See “New Accounting Pronouncements” and Note 7—Debt.

Share-based compensation—Share-based compensation expense was $19 million ($17 million, or $0.05 per diluted share, net of tax) and $22 million ($18 million, or $0.06 per diluted share, net of tax) for the three months ended March 31, 2009 and March 31, 2008, respectively.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation. Except for certain reclassifications associated with our adoption of FSP APB 14-1, as described below and in Note 7—Debt, these reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

New Accounting Pronouncements

SFAS 157—In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS 157 eliminates inconsistencies by providing a single source of guidance for the application of fair value measurements required in other accounting pronouncements and establishes a three level hierarchy for the inputs to valuation techniques used to measure fair value. The three levels are as follows: (1) unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”), (2) observable inputs other than quoted prices in active markets for identical assets and liabilities (“Level 2”), and (3) unobservable inputs for which there is little or no market data (“Level 3”). SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Effective January 1, 2008, we adopted those provisions of SFAS 157 that were unaffected by the delay, and our adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows. Effective January 1, 2009, we adopted the remaining provisions of SFAS 157, which we have applied in estimating the fair value of our assets held for sale (see Note 3—Impairment Loss), and our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value when there is no active market or where the activity represents distressed sales. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We will be required to adopt the principles of FSP FAS 157-4 in the second quarter of 2009. We do not expect the adoption to have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

SFAS 160—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests, formerly known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. It requires that noncontrolling interests be reported as equity in the consolidated balance sheet and requires that net income attributable to controlling interest and to noncontrolling interests be shown separately on the face of the statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and we have adopted SFAS 160 as of January 1, 2009. As a result of our adoption, we modified our condensed consolidated statements of operations to separately present net income attributable to controlling interest of $942 million and $1,149 million for the three months ended March 31, 2009 and March 31, 2008, respectively, and net income (loss) attributable to noncontrolling interests of $(3) million and $1 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Additionally, on our condensed consolidated balance sheets, presented as of December 31, 2008, we reclassified to equity noncontrolling interests of $3 million. As of March 31, 2009, there was no balance for equity noncontrolling interest.

SFAS 141R— In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations and, among other things, (1) requires that primarily all acquired assets, liabilities, noncontrolling interest and certain contingencies be measured at fair value, (2) broadens the scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (3) requires acquisition-related costs and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008. In

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141R-1”), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, in accordance with SFAS 157, if the fair value can be determined during the measurement period. If the fair value of such contingencies cannot be determined during the measurement period, FSP FAS 141R-1 requires that the contingencies be recognized at the acquisition date in accordance with SFAS No. 5, Accounting for Contingencies. We adopted the principles of SFAS 141R and FSP FAS 141R-1 as of January 1, 2009, and will apply such principles with respect to any business combinations occurring on or after January 1, 2009 and with respect to certain income tax matters related to previous business combinations. Because of the prospective application requirement, our adoption did not have an effect on our historical condensed consolidated statement of financial position, results of operations or cash flows for either period presented.

SFAS 161—In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted SFAS 161 as of January 1, 2009. Because of our limited use of derivative instruments, the adoption of SFAS 161 did not have a significant impact on the disclosures contained in our notes to condensed consolidated financial statements.

FSP FAS 142-3—In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. We have adopted FSP FAS 142-3 and will apply the new standards with respect to intangible assets acquired on or after January 1, 2009. Because of the prospective application requirement, our adoption of FSP FAS 142-3 did not have an effect on our condensed consolidated statement of financial position, results of operations or cash flows for either period presented.

FSP APB 14-1—In May 2008, the FASB also issued FSP No. APB 14-1, which requires the issuer of certain convertible debt instruments to separately account for the liability and equity components of the instrument and reflect interest expense at the issuer’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principles on prior periods being recognized in retained earnings as of the beginning of the first period presented. We adopted the provisions of FSP APB 14-1, effective January 1, 2009, and have applied those provisions in accounting and reporting for our convertible senior notes. In addition to the reduction of debt balances and increase of shareholders’ equity on our condensed consolidated balance sheets for each period presented, the retrospective application of FSP APB 14-1 resulted in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of $171 million and $9 million for the years ended December 31, 2008 and 2007, respectively. See Note 7—Debt.

EITF 07-5—In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). An instrument or embedded feature that is both indexed to an entity’s own stock and potentially settled in shares may be exempt, if certain other criteria are met, from mark-to-market accounting of derivative financial instruments. EITF 07-5 addresses instruments with contingent and other adjustment features that may change the exercise price or notional amount or otherwise alter the payoff at settlement. We have both warrants and convertible notes outstanding that are exercisable or convertible into our shares. We adopted EITF 07-5 as of January 1, 2009, and our adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

FSP EITF 03-6-1—In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards containing rights to nonforfeitable dividends are considered participating securities and the holders of the unvested awards, therefore, participate in undistributed earnings with common shareholders. Accordingly, the two-class method of computing basic and diluted earnings per share must be applied to the unvested awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those years. We adopted FSP EITF 03-6-1 as of January 1, 2009, and we have adjusted earnings per share for all periods presented. As a result of our adoption, for each period presented, we have deducted the proportionate amount of our undistributed earnings allocable to the participating securities from net income to arrive at net income attributable to shareholders. Our adoption did not have a material effect on basic or diluted earnings per share for the three months ended March 31, 2008. See Note 5—Earnings per Share.

FSP FAS 132R-1—In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”), which provides additional guidance regarding required disclosures for plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. We will be

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

required to adopt the principles of FSP FAS 132R-1 in the fourth quarter of 2009 and intend to include the additional disclosures in the notes to our financial statements for the year ending December 31, 2009. We do not expect the adoption to have a material effect on the disclosures contained in our notes to consolidated financial statements.

FSP FAS 107-1 and APB 28-1—In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We will be required to adopt the principles of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and intend to include the additional disclosures in our notes to condensed consolidated financial statements for the quarter ending June 30, 2009.

FSP FAS 115-2 and FAS 124-2—In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to modify the recognition requirements for and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We will be required to adopt the principles of FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. We do not expect the adoption to have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Note 3—Impairment Loss

During the three months ended March 31, 2009, we determined that GSF Arctic II and GSF Arctic IV, both assets held for sale, were impaired due to the continued global credit crisis and continued pressure on commodity prices, both of which have had an adverse effect on our industry. We estimated the fair values of these rigs in accordance with SFAS 157 (see Note 2?Summary of Significant Accounting Policies and New Accounting Pronouncements), which defines fair value as the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants at the measurement date. We based our estimates on non-binding price quotes from unaffiliated parties with consideration of the current market conditions and restrictions imposed by the Office of Fair Trading in the U.K. (“OFT”). We consider the estimates to be based on unobservable inputs that require significant judgment, for which there is little or no market data. As a result of our evaluation, and considering our undertakings to the OFT that require the sale of the rigs with certain limitations and in a limited amount of time, we recognized an impairment loss of $221 million, which had no tax effect, for the three months ended March 31, 2009.

Note 4—Income Taxes

Overview—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax. At the federal level, qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are exempt from Swiss federal income tax. Consequently, Transocean Ltd. expects dividends from its subsidiaries and capital gains from sales of investments in its subsidiaries to be exempt from Swiss federal income tax.

Our operations are conducted through our various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The countries in which we operate have taxation regimes with varying nominal rates, deductions, credits and other tax attributes. Consequently, there is little to no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes.

Tax provision—The estimated annual effective tax rates for the three months ended March 31, 2009 and March 31, 2008 were 15.2 percent and 14.0 percent, respectively. These rates were based on estimated annual income before income taxes for each period after adjusting for certain items, such as the 2008 net tax gains on rig sales, the impairment loss and various other discrete items.

During the quarter ended March 31, 2009, our liability for unrecognized tax benefits increased by $40 million to a total of $561 million, including $163 million of interest and penalties and net of foreign exchange rate fluctuations. We accrue interest and penalties related to our liabilities for unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2009, we increased the liability related to interest and penalties on our unrecognized tax benefits by $14 million.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We provide a valuation allowance to offset deferred tax assets for net operating losses incurred during the year in certain jurisdictions and for other deferred tax assets where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized. As of March 31, 2009, the valuation allowance for non-current deferred tax assets was $42 million.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world. With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999. The amount of current tax benefit recognized in the three months ended March 31, 2009 from the settlement of disputes with tax authorities and the expiration of statutes of limitations was insignificant.

Our tax returns in the other major jurisdictions in which we operate are generally subject to examination for periods ranging from three to six years. We have agreed to extensions beyond the statute of limitations in two jurisdictions for up to 12 years. Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments. We are defending our tax positions in those jurisdictions. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Tax positions—With respect to our 2004 and 2005 U.S. federal income tax returns, U.S. taxing authorities previously proposed certain adjustments. In 2008, the tax authorities withdrew one of these proposed adjustments, which reduces the proposed assessment to approximately $79 million, exclusive of interest. One of the remaining adjustments relates to a dispute over the transfer pricing for certain charters of drilling rigs between our subsidiaries. An unfavorable outcome on this assesmentt with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated financial position, results of operations or cash flows. We believe the transfer pricing for these charters is materially correct as filed and intend to defend against such claims vigorously.

The U.S. tax authorities’ original assessment also asserted that one of our key subsidiaries maintains a permanent establishment in the U.S. and is, therefore, subject to U.S. taxation on certain earnings effectively connected to such U.S. business. In March 2009, we received verbal indications that this position may be withdrawn by the authorities. We believe the tax treatment asserted in the original assessment with respect to the 2004 and 2005 activity would not result in a material tax liability. We believe our returns are materially correct as filed, and we will continue to vigorously defend against any such claim.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002. The authorities issued tax assessments of approximately $233 million, plus interest, related to certain restructuring transactions, approximately $62 million, plus interest, related to a 2001 dividend payment, approximately $4 million, plus interest, related to foreign exchange deductions and approximately $2 million, plus interest, related to dividend withholding tax. We plan to appeal these tax assessments. We may be required to provide some form of financial security, in an amount up to $628 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts. Furthermore, the authorities have also issued notification of their intent to issue a tax assessment of approximately $149 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway. The authorities have indicated that they plan to seek penalties of 60 percent on all matters. We have and will continue to respond to all information requests from the Norwegian authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the three months ended March 31, 2009, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $11 million to $157 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination. The Brazil tax authorities have issued tax assessments totaling $85 million, plus a 75 percent penalty and $67 million of interest through March 31, 2009. We believe our returns are materially correct as filed, and we are vigorously contesting these assessments. We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Earnings per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Diluted	Basic	Diluted	Basic
Numerator for earnings per share			(As adjusted)
Net income attributable to controlling interest	$942	$942	$1,149	$1,149
Undistributed net income allocable to participating securities	(5)	(5)	(2)	(2)
Net income attributable to shareholders	$937	$937	$1,147	$1,147
Denominator for earnings per share
Weighted-average shares outstanding	319	319	317	317
Effect of dilutive securities:
Stock options and other share-based awards	1	—	3	—
Stock warrants	—	—	1	—
Weighted-average shares for per share calculation	320	319	321	317
Per share amounts
Net income attributable to controlling interest	$2.94	$2.95	$3.59	$3.62
Undistributed net income allocable to participating securities	(0.01)	(0.01)	(0.01)	—
Earnings per share	$2.93	$2.94	$3.58	$3.62

Shares subject to issuance pursuant to the conversion features of the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.

Historical amounts have been adjusted to reflect our retrospective application of FSP APB 14-1 and EITF 06-3-1. See Note 2—Summary of Significant Accounting Policies and New Accounting Pronouncements and Note 7—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Drilling Fleet Expansion and Dispositions

Drilling fleet expansion—Construction work in progress, recorded in property and equipment, was $5.0 billion and $4.5 billion at March 31, 2009 and December 31, 2008, respectively. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects (in millions):

	Three months ended March 31, 2009	Through December 31, 2008	Total costs
		(As adjusted)

Discoverer Clear Leader	$113	$516	$629
Discoverer Luanda (a)	90	315	405
Dhirubhai Deepwater KG2 (c)	86	270	356
Sedco 700-series upgrades	64	520	584
Discoverer Inspiration	62	443	505
Development Driller III (b)	24	483	507
Dhirubhai Deepwater KG1 (c)	23	384	407
Discoverer Americas	12	478	490
Discoverer India	8	250	258
Deepwater Champion(b)	3	264	267
Petrobras 10000 (d)	—	—	—
Capitalized Interest	46	240	286
Total	$531	$4,163	$4,694

____________________

(a)

The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception. Angola Deepwater Drilling Company Limited (“ADDCL”) is responsible for these costs. We hold a 65 percent interest in ADDCL and Angco Cayman Limited holds the remaining 35 percent interest.

(b)

These costs include our initial investments in Development Driller III and Deepwater Champion of $356 million and $109 million, respectively, representing the estimated fair values of the rigs at the time of the merger with GlobalSantaFe Corporation (“GlobalSantaFe”).

(c)

The costs for Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2 represent 100 percent of expenditures incurred prior to our investment in the joint venture ($277 million and $178 million, respectively) and 100 percent of expenditures incurred since our investment in the joint venture. Transocean Pacific Drilling Inc. (“TPDI”) is responsible for these costs. We hold a 50 percent interest in TPDI and Pacific Drilling Limited holds the remaining 50 percent interest.

(d)

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire Petrobras 10000 under a capital lease contract. The capital lease contract, which is expected to commence in the third quarter of 2009, has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar. Total capital costs to be incurred by Petrobras and Mitsui for the construction of the drillship are estimated to be $750 million, including $65 million of capitalized interest. Upon delivery of the rig, we will record a liability for the capital lease obligation and a corresponding addition to property and equipment based on the fair value at that date. We are offering assistance and advisory services for the construction of Petrobras 10000 and have agreed to provide operating management services once the drillship begins operations.

Dispositions—During the three months ended March 31, 2008, we completed the sale of two of our Standard Jackups (GSF Adriatic III and GSF High Island I). We received cash proceeds of $220 million associated with the sales, which had no effect on earnings.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	March 31,	December 31,
	2009	2008
		(As adjusted)
Commercial paper program (a) (b)	$639	$663
Term Loan due March 2010 (a) (b)	1,400	2,000
6.625% Notes due April 2011 (b)	173	174
5% Notes due February 2013	248	248
5.25% Senior Notes due March 2013 (b)	499	499
TPDI Credit Facilities due June 2015	292	288
ADDCL Secondary Loan Facility due December 2015	25	25
TPDI Notes due October 2017	111	111
ADDCL Primary Loan Facility due December 2017	339	255
6.00% Senior Notes due March 2018 (b)	997	997
7.375% Senior Notes due April 2018 (b)	247	247
Capital lease obligation due July 2026 (c)	16	16
8% Debentures due April 2027 (b)	57	57
7.45% Notes due April 2027 (b)	96	96
7% Senior Notes due June 2028	313	313
7.5% Notes due April 2031 (b)	598	598
1.625% Series A Convertible Senior Notes due December 2037 (b)	1,981	2,070
1.50% Series B Convertible Senior Notes due December 2037 (b)	2,006	1,990
1.50% Series C Convertible Senior Notes due December 2037 (b)	1,928	1,911
6.80% Senior Notes due March 2038 (b)	999	999
Total debt	12,964	13,557
Less debt due within one year (a)(c)	2,040	664
Total long-term debt	$10,924	$12,893

____________________

(a)	The commercial paper program is classified as debt due within one year. The Term Loan is classified as debt due within one year as of March 31, 2009.
(b)

Transocean Inc., a wholly owned subsidiary and the principal asset of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd. Transocean Ltd. has also guaranteed borrowings under the commercial paper program, the Term Loan, the 364-Day Revolving Credit Facility and the Five-Year Revolving Credit Facility. Transocean Ltd. has no independent assets or operations, its guarantee of debt securities of Transocean Inc. is full and unconditional and its only other subsidiaries not owned indirectly through Transocean Inc. are minor. Transocean Ltd. is not subject to any significant restrictions on its ability to obtain funds from its consolidated subsidiaries or entities accounted for under the equity method by dividends, loans or return of capital distributions.

(c)	The capital lease obligation had less than $1 million classified as debt due within one year at both March 31, 2009 and December 31, 2008.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The scheduled maturities of our debt are as follows (in millions):

Twelve months ending March 31,
2010	$2,040
2011	2,225
2012	2,391
2013	2,978
2014	30
Thereafter	3,865
Total debt, excluding unamortized discounts, premiums and fair value adjustments	13,529
Total unamortized discounts, premiums and fair value adjustments	(565)
Total debt	$12,964

The scheduled maturities of our debt assumes the bondholders exercise their options to require us to repurchase the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes in December 2010, 2011 and 2012, respectively. These scheduled maturities exclude maturities associated with our future indebtedness in connection with Petrobras 10000, which will be held under a capital lease upon completion.

Commercial paper program—We maintain a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes on a private placement basis from time to time up to a maximum aggregate amount outstanding of $1.5 billion. The 364-Day Revolving Credit Facility and the Five-Year Revolving Credit Facility provide liquidity for the Program. The proceeds from the commercial paper issuance may be used for general corporate purposes. At March 31, 2009, $639 million in commercial paper was outstanding at a weighted-average interest rate of 1.2 percent.

364-Day Revolving Credit Facility—We have a 364-day, $1.08 billion revolving credit facility under the 364-Day Revolving Credit Agreement dated November 25, 2008 (the “364-Day Revolving Credit Facility”). At March 31, 2009, no amounts were outstanding under the 364-Day Revolving Credit Facility.

Term Loan—We have a $2.0 billion term credit facility under the Term Credit Agreement dated March 13, 2008, as amended (the “Term Loan”). We repaid $600 million of borrowings under the Term Loan during the three months ended March 31, 2009. At March 31, 2009, $1.4 billion was outstanding at a weighted-average interest rate of 2.0 percent. See Note 8—Derivative Instruments and Hedging Activities.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”). Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent and was 0.15 percent at March 31, 2009. At March 31, 2009, we had no amounts outstanding under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—In October 2008, TPDI entered into a credit agreement for a $1.265 billion secured credit facility (the “TPDI Term Loan Facility”), comprised of a $1.0 billion senior tranche, a $190 million junior tranche and a $75 million revolving credit facility (the “TPDI Revolving Credit Facility”, and together with the TPDI Term Loan Facility, the “TPDI Credit Facilities”). The TPDI Credit Facilities will finance the construction of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2. One of our subsidiaries participates in the senior and junior tranches with a 50 percent commitment totaling $595 million in the aggregate. At March 31, 2009, $582 million was outstanding, of which $290 million was due to one of our subsidiaries and was eliminated in consolidation. The weighted-average interest rate on March 31, 2009 was 3.85 percent. See Note 8—Derivative Instruments and Hedging Activities.

ADDCL Secondary Loan Facility—ADDCL has a secondary loan agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment and an external lender provides the remaining 35 percent. At March 31, 2009, the weighted-average interest rate was 4.4 percent on the $72 million outstanding balance, of which $47 million was provided by one of our subsidiaries and has been eliminated in consolidation.

TPDI Notes—As of March 31, 2009, the TPDI Notes due October 2017 were outstanding in the principal amount of $221 million, $111 million of which was due to one of our subsidiaries and has been eliminated in consolidation. The debt bears interest at the adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable spread, and the weighted-average interest rate was 3.9 percent at March 31, 2009.

ADDCL Primary Loan Facility—ADDCL has a senior credit agreement for a credit facility comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively (collectively, the “ADDCL Primary Loan Facility”). Tranche A and Tranche B are provided by external lenders. One of our subsidiaries is the lender for Tranche C and has agreed to provide financial

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

security for borrowings under Tranche A and Tranche B until customer acceptance of Discoverer Luanda, the newbuild for which the facility was established. At March 31, 2009, the borrowings under Tranche A and Tranche B were $153 million and $186 million, respectively, at a weighted-average interest rate of 1.7 percent. At March 31, 2009, there were no borrowings outstanding under Tranche C.

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—Holders may convert their notes under certain circumstances at a rate of 5.9310 shares per $1,000 note, subject to adjustment upon the occurrence of certain events and increase upon the occurrence of certain fundamental changes. Upon conversion, we are required to deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The Redomestication Transaction triggered the right of holders to convert the convertible notes at any time beginning on December 3, 2008 and ending on February 3, 2009. During the conversion period, we received conversion notices with respect to $490,000 principal amount of convertible notes. During the three months ended March 31, 2009, as a result of these conversions, we paid an aggregate amount of $150,000 and recognized a gain on the retirement of debt of $247,000.

During the three months ended March 31, 2009, we repurchased an aggregate principal amount of $111 million of the 1.625% Series A Convertible Senior Notes in open market transactions for an aggregate cash payment of $102 million. Subject to our adoption of FSP APB 14-1, we recognized a loss of $2 million and recorded additional paid-in capital of $6 million. See Note 11—Subsequent Events.

Adoption of FSP APB 14-1—Effective January 1, 2009, we adopted FSP APB 14-1. The incremental effect of our adoption of FSP APB 14-1 on our condensed consolidated statement of operations for the three months ended March 31, 2008 was as follows (in millions, except per share data):

	Three months ended March 31, 2008
	Prior to adoption	Effect of adoption	As adjusted
Interest expense, net of amounts capitalized	$(137)	$(40)	$(177)

Income before income tax expense	1,408	(40)	1,368
Net income	1,190	(40)	1,150
Net income attributable to controlling interest	$1,189	$(40)	$1,149

Earnings per share
Basic	$3.75	$(0.13)	$3.62
Diluted	$3.71	$(0.13)	$3.58

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The incremental effect of our adoption of FSP APB 14-1 on our condensed consolidated balance sheet as of December 31, 2008 is presented as follows (in millions):

	December 31, 2008
	Prior to adoption	Effect of adoption	As adjusted
Property and equipment	$25,802	$34	$25,836
Property and equipment, net	20,827	34	20,861

Other assets	867	(23)	844
Total assets	$35,171	$11	$35,182

Long-term debt	$13,522	$(629)	$12,893
Total long-term liabilities	15,943	(629)	15,314

Additional paid-in capital	6,492	821	7,313
Retained earnings	6,008	(181)	5,827
Total controlling interest shareholders’ equity	16,524	640	17,164
Total equity	16,527	640	17,167
Total liabilities and equity	$35,171	$11	$35,182

Property and equipment increased $34 million due to increased capitalization of interest related to our construction in progress, which resulted from the higher effective interest rates on the Convertible Senior Notes following our adoption of FSP APB 14-1.

Debt issue costs, recorded in other assets, decreased $23 million, representing the cumulative adjustment caused by increased amortization recognized in interest expense for the two years ended December 31, 2008 due to the reduced recognition period required by FSP APB 14-1 and the portion of debt issue costs reclassified to additional paid-in capital. The remaining period over which the discount will be amortized is 1.7 years for the Series A Convertible Senior Notes, 2.7 years for the Series B Convertible Senior Notes and 3.7 years for the Series C Convertible Senior Notes.

The cumulative effect of the change in accounting principles was $9 million, recorded as an adjustment to retained earnings as of January 1, 2008, from the retrospective increase in interest expense for the year ended December 31, 2007.

The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	March 31, 2009			December 31, 2008
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$2,089	$(108)	$1,981	$2,200	$(130)	$2,070
Series B Convertible Senior Notes due 2037	2,200	(194)	2,006	2,200	(210)	1,990
Series C Convertible Senior Notes due 2037	2,200	(272)	1,928	2,200	(289)	1,911

Upon adoption, we reclassified to additional paid-in capital $193 million for the Series A Convertible Senior Notes, $275 million for the Series B Convertible Senior Notes and $352 million for the Series C Convertible Senior Notes, representing the carrying amounts of the equity components.

As of March 31, 2009, no shares were issuable upon conversion of any series of the Convertible Senior Notes since the conversion price of $168.61 was greater than $58.84, the closing sale price of our shares on such date. We have no outstanding derivative transactions associated with the Convertible Senior Notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following our adoption of FSP APB 14-1, the effective interest rates were 4.88% for the Series A Convertible Senior Notes, 5.08% for the Series B Convertible Senior Notes, and 5.28% for the Series C Convertible Senior Notes. Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended March 31,
	2009	2008
Interest expense
Series A Convertible Senior Notes due 2037	$25	$23
Series B Convertible Senior Notes due 2037	25	23
Series C Convertible Senior Notes due 2037	25	23

Note 8—Derivative Instruments and Hedging Activities

In January 2009, TPDI entered into interest rate swaps, which are designated as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities. As of March 31, 2009, the notional value of these swaps was $478 million, $239 million of which was attributed to one of our subsidiaries and the related balances for this intercompany portion have been eliminated in consolidation. The notional value increases proportionately with the forecasted borrowings under the TPDI Credit Facilities to a maximum amount of $892 million, of which $446 million will be attributable to one of our subsidiaries. Under the interest rate swaps, TPDI receives interest at three-month LIBOR and pays interest at a fixed rate of 2.24 percent over the expected term of the TPDI Credit Facilities. At March 31, 2009, the interest rate swaps represented a liability of less than $1 million, recorded in other current liabilities on our condensed consolidated balance sheet, with a corresponding increase of less than $1 million to other comprehensive loss.

In February 2009, we entered into interest rate swaps with an aggregate notional value of $1 billion, which are designated as a cash flow hedge, to reduce the variability of our cash interest payments on a portion of our outstanding borrowings under the Term Loan. Under the interest rate swaps, we receive interest at one-month LIBOR and pay interest at a fixed rate of 0.768 percent over the six-month period ending August 6, 2009. At March 31, 2009, the interest rate swaps represented a liability of less than $1 million, recorded in other current liabilities on our condensed consolidated balance sheet, with a corresponding increase of less than $1 million to other comprehensive loss.

Note 9—Retirement Plans and Other Postemployment Benefits

Defined benefit pension plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees. We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover our employees in those areas, and we have certain frozen plans assumed in connection with our mergers that cover certain of our current employees and former employees and directors of our predecessors. Net periodic benefit cost for these defined benefit pension plans includes the following components (in millions):

	Three months ended March 31,
	2009	2008
Components of net periodic benefit cost (a)
Service cost	$15	$12
Interest cost	16	16
Expected return on plan assets	(16)	(18)
Recognized net actuarial losses	4	—
Settlements and curtailments	2	—
Benefit cost	$21	$10

____________________

(a)	Amounts are before income tax effect.

We expect to contribute approximately $71 million to our defined benefit pension plans in 2009, which we intend to fund from cash flow from operations. We contributed approximately $3 million to the defined benefit pension plans in the three months ended March 31, 2009.

Postretirement benefits other than pensions—We have several unfunded contributory and noncontributory other postretirement employee benefits (“OPEB”) plans covering substantially all of our U.S. employees. Components of net periodic benefit

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

cost for the OPEB plans, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were less than $1 million for each of the three months ended March 31, 2009 and 2008.

We expect to contribute approximately $3 million to the OPEB plans to cover benefits expected to be paid in 2009, which we intend to fund from cash flow from operations. We contributed less than $1 million to the OPEB plans during the three months ended March 31, 2009.

Severance plan—Following our merger with GlobalSantaFe in 2007, we established a plan to consolidate operations and administrative functions. As of March 31, 2009, we had identified 267 employees who have been or will be involuntarily terminated pursuant to this plan. We recognized $6 million and $2 million of severance expense for the three months ended March 31, 2009 and March 31, 2008, respectively, recognized in either operating and maintenance expense or general and administrative expense. The liability associated with the severance plan, recorded in accrued liabilities, was $23 million and $21 million at March 31, 2009 and December 31, 2008, respectively. Through March 31, 2009, we have paid $39 million in termination benefits under the plan, including $4 million and $3 million paid during the three months ended March 31, 2009 and March 31, 2008, respectively. We expect to accrue substantially all of the remaining amounts by the end of the third quarter of 2009.

Note 10—Contingencies

Legal proceedings—In 2004, several of our subsidiaries were named, along with numerous unaffiliated defendants, in 21 complaints that were filed in the Circuit Courts of the State of Mississippi involving approximately 750 plaintiffs that alleged personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also named as defendants certain subsidiaries of TODCO and certain subsidiaries of Sedco, Inc. to whom we may owe indemnity. Further, the complaints named other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos. The complaints alleged that the defendants used asbestos-containing products in connection with drilling operations and included allegations of negligence, strict liability, and claims allowed under the Jones Act and general maritime law. The plaintiffs generally sought awards of unspecified compensatory and punitive damages. The Special Master who was appointed to oversee these cases required that each plaintiff file a separate amended complaint for each individual plaintiff and then he dismissed the original 21 complaints. We believe that we may have a direct or indirect interest in 44 of the resulting complaints. We have not been provided with sufficient information in all claims to determine the period of the claimants’ exposure to asbestos, their medical condition or, in some cases, the vessels potentially involved in the claims. We historically have maintained broad liability insurance, but we are not certain whether our insurance will cover all liabilities arising out of the 44 claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig.  Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity.  When the drilling contract with Petrobras was transferred from Schlumberger to us in the merger, the temporary import permit was not transferred. When the temporary import permit granted to Schlumberger expired in 2000, renewal filings were not immediately made and the Brazilian customs authorities threatened to cancel the temporary import permit and to collect customs duties as if the rig had been nationalized in Brazil.  Together with Schlumberger, we jointly filed an action for the purpose of avoiding cancellation of, and extending, the temporary import permit and to avoid collection of any customs duty. Other proceedings were also initiated to secure the transfer of the temporary import permit to us.  The court initially permitted the transfer of the temporary import permit but did not rule on whether the temporary admission could be extended without the payment of a financial penalty in the form of Brazilian customs duties.  In 2004, the Brazilian customs authorities issued an assessment totaling approximately $118 million against our subsidiary based on the expiration of the temporary import permit.

In April 2007, the trial court ruled that the temporary admission granted to Schlumberger and then us had expired. This ruling allowed the Brazilian customs authorities to execute on their assessment.  Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary and, as of March 31, 2009, the U.S. dollar equivalent of this assessment was approximately $190 million in aggregate.  In September 2007, we received a temporary ruling in our favor from a Brazilian federal court that the valuation method used by the Brazilian customs authorities was incorrect.  This temporary ruling was confirmed in January 2008 by the same Brazilian federal court, but it is still subject to review at the appellate levels in Brazil.  We intend to continue to aggressively contest this valuation and the assessment.  We have appealed the trial court’s ruling and have also filed for a renewed stay, which has been granted.  We expect that either the stay or another order will prevent enforcement of the whole amount in dispute, and it is possible that further judicial or administrative proceedings may result from this matter.  While the court has granted us the right to continue our appeal without the posting of a bond, it remains possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings.  We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, and we have initiated proceedings against Schlumberger seeking a declaratory judgment in this respect.  Nevertheless, we expect that the Brazilian customs authorities will continue to seek to recover the assessment solely from us.  Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings.  We do not expect the liability, if any,

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

resulting from this matter to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

In the third quarter of 2006, we received tax assessments of approximately $115 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries is involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, fundings from settlements with the primary insurers and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of March 31, 2009, the subsidiary was a defendant in approximately 1,065 lawsuits. Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,821 plaintiffs in these lawsuits. For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries. The first of the asbestos-related lawsuits was filed against this subsidiary in 1990. Through March 31, 2009, the amounts expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs) have not been material, and all deductibles with respect to the primary insurance have been satisfied. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance and funds from the settlements of litigation with insurance carriers available to respond to these claims. While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

We are involved in various tax matters and various regulatory matters. We are involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us. We are also involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Environmental matters—We have certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below. CERCLA is intended to expedite the remediation of hazardous substances without regard to fault. Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several.

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site. We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA. The form of the agreement is a consent decree, which has been entered by the court. The parties to the settlement have entered into a participation agreement, which makes us liable for approximately eight percent of the remediation and related costs. The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material. There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

We have also been named as a PRP in connection with a site in California known as the Casmalia Resources Site. We and other PRPs have entered into an agreement with the EPA and the DOJ to resolve potential liabilities. Under the settlement, we are not likely to owe any substantial additional amounts for this site beyond what we have already paid. There are additional potential liabilities related to this site, but these cannot be quantified at this time, and we have no reason at this time to believe that they will be material.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We have been named as one of many PRPs in connection with a site located in Carson, California, formerly maintained by Cal Compact Landfill. On February 15, 2002, we were served with a required 90-day notification that eight California cities, on behalf of themselves and other PRPs, intend to commence an action against us under the Resource Conservation and Recovery Act (“RCRA”). On April 1, 2002, a complaint was filed by the cities against us and others alleging that we have liabilities in connection with the site. However, the complaint has not been served. The site was closed in or around 1965, and we do not have sufficient information to enable us to assess our potential liability, if any, for this site.

One of our subsidiaries has recently been ordered by the California Regional Water Quality Control Board to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California. This site was formerly owned and operated by certain of our subsidiaries. It is presently owned by an unrelated party, which has received an order to test the property, the cost of which is expected to be in the range of $200,000. We have also been advised that one or more of our subsidiaries is likely to be named by the EPA as a PRP for the San Gabriel Valley, Area 3, Superfund site, which includes this property. We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party. The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation. These investigations involve determinations of:

▪	the actual responsibility attributed to us and the other PRPs at the site;
▪	appropriate investigatory and/or remedial actions; and
▪	allocation of the costs of such activities among the PRPs and other site users.

Our ultimate financial responsibility in connection with those sites may depend on many factors, including:

▪	the volume and nature of material, if any, contributed to the site for which we are responsible;
▪	the numbers of other PRPs and their financial viability; and
▪	the remediation methods and technology to be used.

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on our financial position or ongoing results of operations. Estimated costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Contamination litigation—On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana. The lawsuit named nineteen other defendants, all of which were alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities. Experts retained by the plaintiffs issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant, and claimed that over $300 million would be required to properly remediate the contamination. The experts retained by the defendants conducted their own investigation and concluded that the remediation costs would amount to no more than $2.5 million.

The plaintiffs and the codefendant threatened to add GlobalSantaFe as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law. The single business enterprise doctrine is similar to corporate veil piercing doctrines. On August 16, 2006, our subsidiary and its immediate parent company, each of which is an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Later that day, the plaintiffs dismissed our subsidiary from the lawsuit. Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe and two other subsidiaries in the lawsuit. The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe were rejected by the Court in Avoyelles Parish, and the lawsuit against the other defendant went to trial on February 19, 2007. This lawsuit was resolved at trial with a settlement by the codefendant that included a $20 million payment and certain cleanup activities to be conducted by the codefendant.

The codefendant sought to dismiss the bankruptcies. In addition, the codefendant filed proofs of claim against both our subsidiary and its parent with regard to its claims arising out of the settlement of the lawsuit. On February 15, 2008, the Bankruptcy Court denied the codefendant’s request to dismiss the bankruptcy case but modified the automatic stay to allow the codefendant to proceed on its claims against the debtors, our subsidiary and its parent, and their insurance companies. The codefendant subsequently filed suit against the debtors and certain of its insurers in the Court of Avoyelles Parish to determine their liability for the settlement.

The codefendant filed a Notice of Appeal of the rulings of the Bankruptcy Court. GlobalSantaFe and its two subsidiaries also filed Notices of Appeal to the U.S. District Court for the District of Delaware. On January 27, 2009, the codefendant’s appeal was granted

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

by the District Court and the bankruptcy case was remanded to the Bankruptcy Court with instructions to have the case dismissed. On February 10, 2009, the Bankruptcy Court entered an order dismissing the bankruptcy case. The debtors, GlobalSantaFe and the two subsidiaries have filed Notices of Appeal of the District Court’s ruling with the U.S. Court of Appeals for the Third Circuit. On February 18, 2009, the District Court stayed its ruling which instructed the Bankruptcy Court to dismiss the case.

We believe that these legal theories should not be applied against GlobalSantaFe or these other two subsidiaries, and that in any event the manner in which the parent and its subsidiaries conducted their businesses does not meet the requirements of these theories for imposition of liability. Our subsidiary, its parent and GlobalSantaFe intend to continue to vigorously defend against any action taken in an attempt to impose liability against them under the theories discussed above or otherwise and believe they have good and valid defenses thereto. We are unable to determine the value of these claims as of the date of the merger with GlobalSantaFe. We do not believe that these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Retained risk—Our insurance program is a 12-month policy period beginning May 1, 2008. Under the program, we generally maintain a $125 million per occurrence deductible on our hull and machinery, which is subject to an aggregate deductible of $250 million. However, in the event of a total loss or a constructive total loss of a drilling unit, such loss would be subject to a deductible ranging from $500,000 to $1.5 million. Additionally, we maintain a $10 million per occurrence deductible on crew personal injury liability and $5 million per occurrence deductible on third-party property claims, which together are subject to an aggregate deductible of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. We also carry $950 million of third-party liability coverage exclusive of the personal injury liability deductibles, third-party property liability deductibles and retention amounts described above. We retain the risk for any liability losses in excess of the $950 million limit. We have elected to self-insure operators extra expense coverage for our subsidiaries ADTI and CMI. This coverage provides protection against expenses related to well control and redrill liability associated with blowouts. Generally, ADTI’s clients assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million.

At present, the insured value of our drilling rig fleet is approximately $35 billion in aggregate. We do not generally have commercial market insurance coverage for physical damage losses to our fleet due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. We do not carry insurance for loss of revenue. In the opinion of management, adequate accruals have been made based on known and estimable losses related to such exposures.

Letters of credit and surety bonds—We had letters of credit outstanding totaling $629 million and $751 million at March 31, 2009 and December 31, 2008, respectively. These letters of credit guarantee various contract bidding and performance activities under various committed and uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $38 million and $37 million at March 31, 2009 and December 31, 2008, respectively.

Note 11—Subsequent Events

Term Loan—In the second quarter of 2009, we repaid $200 million of borrowings under the Term Loan. As of April 30, 2009, the outstanding borrowings under the Term Loan were $1.2 billion.

1.625% Series A Convertible Senior Notes—In April 2009, we repurchased $150 million aggregate principal amount of the 1.625% Series A Convertible Senior Notes in open market transactions for an aggregate cash payment of $141 million.

Stock warrants—Subsequent to March 31, 2009, we issued 651,570 shares and paid an aggregate of $13 million cash, net of an aggregate $18 million exercise price, upon the exercise of 53,220 warrants. No warrants remained outstanding as of the stated expiration date of May 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

▪

the offshore drilling market, including supply and demand, utilization rates, dayrates, customer drilling programs, commodity prices, stacking of rigs, effects of new rigs on the market and effects of declines in commodity prices and the downturn in the global economy on market outlook for our various geographical operating sectors and classes of rigs,

▪	customer contracts, including contract backlog, contract commencements, contract terminations, contract option exercises, contract revenues, contract awards and rig mobilizations,
▪

newbuild, upgrade, shipyard and other capital projects, including completion, delivery and commencement of operations dates, expected downtime and lost revenue, the level of expected capital expenditures and the timing and cost of completion of capital projects,

▪	liquidity and adequacy of cash flow for our obligations, including our ability and the expected timing to access certain investments in highly liquid instruments,
▪	our results of operations and cash flow from operations, including revenues and expenses,
▪	uses of excess cash, including debt retirement and share repurchases under our share repurchase program,
▪	acquisitions, dispositions and the timing and proceeds of asset or share sales,
▪

tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Norway and the United States (“U.S.”),

▪

legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcome and effects of internal and governmental investigations, customs and environmental matters,

▪	insurance matters, including adequacy of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	the possible benefits, effects or results of the redomestication transaction,
▪	debt levels, including impacts of the financial and credit crisis,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

▪ “anticipates”	▪ “may”
▪ “believes”	▪ “might”
▪ “budgets”	▪ “plans”
▪ “could”	▪ “predicts”
▪ “estimates”	▪ “projects”
▪ “expects”	▪ “scheduled”
▪ “forecasts”	▪ “should”
▪ “intends”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2008,
▪	the adequacy of sources of liquidity,
▪	our inability to obtain contracts for our rigs that do not have contracts,
▪	the cancellation of contracts currently included in our reported contract backlog,
▪	the effect and results of litigation, tax audits and contingencies, and
▪

other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC’s website at www.sec.gov.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of April 30, 2009, we owned, had partial ownership interests in or operated 136 mobile offshore drilling units. As of this date, our fleet consisted of 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 28 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and four Other Rigs. In addition, we had 10 Ultra-Deepwater Floaters under construction or contracted for construction.

We believe our mobile offshore drilling fleet is one of the most modern and versatile fleets in the world. Our primary business is to contract these drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. We specialize in technically demanding segments of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services. We also provide oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

We have established two reportable segments: (1) contract drilling services and (2) other operations. The contract drilling services segment consists of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services on a worldwide basis. Our fleet operates in a single, global market for the provision of contract drilling services. The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

The other operations segment includes drilling management services and oil and gas properties. Drilling management services are provided through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”). Oil and gas properties consist of exploration, development and production activities carried out through Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), our oil and gas subsidiaries.

In December 2008, Transocean Ltd. completed a transaction pursuant to an Agreement and Plan of Merger among Transocean Ltd., Transocean Inc., which was our former parent holding company, and Transocean Cayman Ltd., a company organized under the laws of the Cayman Islands that was a wholly owned subsidiary of Transocean Ltd., pursuant to which Transocean Inc. merged by way of schemes of arrangement under Cayman Islands law with Transocean Cayman Ltd., with Transocean Inc. as the surviving company (the “Redomestication Transaction”). In the Redomestication Transaction, Transocean Ltd. issued one of its shares in exchange for each ordinary share of Transocean Inc. In addition, Transocean Ltd. issued 16 million of its shares to Transocean Inc. for future use to satisfy Transocean Ltd.’s obligations to deliver shares in connection with awards granted under our incentive plans, warrants or other rights to acquire shares of Transocean Ltd. The Redomestication Transaction effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland. As a result of the Redomestication Transaction, Transocean Inc. became a direct, wholly owned subsidiary of Transocean Ltd. In connection with the Redomestication Transaction, we relocated our principal executive offices to Vernier, Switzerland. We refer to the Redomestication Transaction and the relocation of our principal executive offices together as the “Redomestication.”

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended March 31,
	2009	2008	Change
		(As adjusted)
Average daily revenue (a)(b)	$256,500	$228,400	$28,100
Utilization (b)(c)	91%	91%	n/a
Statement of operations data
Operating revenues	$3,118	$3,110	$8
Operating and maintenance expense	1,171	1,157	14
Operating income	1,319	1,540	(221)
Net income attributable to controlling interest	942	1,149	(207)

	March 31, 2009	December 31, 2008	Change
Balance sheet data (at end of period)		(As adjusted)
Cash and cash equivalents	$1,302	$963	$339
Total assets	35,259	35,182	77
Total debt	12,964	13,557	(593)

____________________

“n/a” means not applicable

(a)	Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(b)

Excludes Joides Resolution, a drillship engaged in scientific geological coring activities, that is owned by a joint venture in which we have a 50 percent interest and is accounted for under the equity method of accounting.

(c)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

Although we are currently experiencing historically high dayrates across our fleet, the downturn in the global economy and the depressed levels of commodity prices have had and are expected to continue to have an adverse effect on our operations. High-specification units continue to attract interest from customers; however, Midwater Floaters and Jackups have experienced diminished demand. We currently have three Midwater Floaters, including one that is held for sale, and nine Jackups that are idle, and we expect to idle more rigs as they come off contracts. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for a discussion of some of the risks associated with continued depressed levels of commodity prices and an extended worldwide economic downturn.

Over the last few years, a shortage of qualified personnel in our industry caused an increase in compensation costs and suppliers increased prices as their backlogs grew. We expect increasing unemployment, a stronger U.S. dollar and a continued decline in commodity prices to slow the rate of escalation in these costs or cause these costs to decrease over time.

Our revenues for the three months ended March 31, 2009 increased from the prior year period primarily as a result of higher dayrates, partially offset by a decrease in activity. Our operating and maintenance expenses for the same period increased from the prior year period primarily as a result of inflationary cost increases, partially offset by lower labor and rig maintenance costs in connection with such decreased activity (see “—Outlook”). Total debt as of March 31, 2009 decreased compared to December 31, 2008, as a result of repayment of borrowings under the Term Loan during the first quarter of 2009. See “—Liquidity and Capital Resources–Sources and Uses of Liquidity.”

Outlook

Drilling market—The decline in commodity prices and the difficult conditions in the credit markets, which are reflective of the global economic crisis, have had a negative impact on our business. As we have only signed a few new contracts during the last several months, our contract backlog has declined to $35.8 billion at May 5, 2009 compared to $38.7 billion as of February 3, 2009. Lower commodity prices may lead to decreases in demand across all rig classes in the near term and, as a result, lower dayrates and utilization for our rigs or further idling of rigs in our fleet. However, we have not seen and do not expect to see as significant an impact on our High-Specification Floater fleet due to the limited availability of rigs in this class during the near term.

We also expect an increase in sublet activity across all rig classes, which could have an adverse impact on the availability of opportunities for our fleet. We expect contracting opportunities for the remainder of 2009 to remain at the current low level unless commodity prices stabilize or improve.

The economic crisis resulted in one of our clients being placed into administration (a form of bankruptcy proceeding in the U.K.), and another was unable to post the required escrow leading us to terminate the contract. A few additional clients are experiencing liquidity issues and may be similarly at risk of being unable to perform their obligations.

As of May 5, 2009, the percentage of contract days in our uncommitted fleet for the remainder of 2009, 2010, 2011 and 2012 is as follows:

Uncommitted fleet percentage	2009	2010	2011	2012
High-Specification Floaters	3%	10%	30%	47%
Midwater Floaters	21%	44%	79%	87%
High-Specification Jackups	30%	74%	83%	99%
Standard Jackups	33%	66%	84%	97%

The decline in commodity prices and the downturn in the global economy have contributed to the absence of new High-Specification Floater contracts executed within the last several months and may have a near-term negative effect on dayrates in the High-Specification Floater fleet. The lack of contracting has, in turn, contributed to a decline in our High-Specification Floater contract backlog to $27.9 billion as of May 5, 2009, from $29.2 billion as of February 3, 2009. We only have one High-Specification Floater coming off contract in 2009. Any inability to obtain new contracts for these rigs may result in a continued decline in our backlog. While we are seeing more subletting of our High-Specification Floater fleet, we expect the impact to be minimal for 2009, with potentially increasing exposure in 2010 and later years.

Longer term, the deepwater market benefits from the limited supply of deepwater capable rigs available for contract. As of May 5, 2009, we had 47 of our 49 current and future High-Specification Floaters contracted through the end of 2009, with 39, including all of our newbuilds, contracted into or beyond 2011. These 39 units also include 25 of our 28 current and future Ultra-Deepwater Floaters. We believe the continued exploration successes in the deepwater offshore provinces of Brazil, Angola, India and the U.S. Gulf of Mexico will sustain the significant demand for the Ultra-Deepwater Floaters and support our long-term positive outlook for our High-Specification Floater fleet. We are currently in discussions with several clients showing interest in our High-Specification rigs that are coming available in 2009 and 2010.

For our Midwater Floater fleet, which includes 28 semisubmersible rigs, near-term customer demand has declined significantly, resulting in the absence of tendering opportunities and the stacking of three of our midwater floaters, including one that is classified as held for sale. Weakness in several midwater floater markets, including the U.K, coupled with subletting of the existing rigs under contract and cancellations of and delays in customer programs in other Midwater Floater markets, is resulting in the near-term reduction in dayrates and the anticipated stacking of additional rigs in this fleet. The impact of the expected reduction in dayrates and activity on us is partially mitigated by the fact that 61 percent of our Midwater Floater fleet is committed to contracts that extend into 2010.

We continue to experience weakness in the jackup market. Considering the number of jackups that are under construction without customer contracts and the lack of customer demand, we expect dayrates and utilization to continue to decrease in our Jackup fleet. We believe the delivery of the uncontracted units currently under construction will further adversely impact the market for jackups through 2009, and potentially beyond. As of May 5, 2009, we had stacked nine jackups. With 22 of our 65 jackups completing their current contracts in 2009, continued or additional weakening of the Jackup market may result in the stacking of additional rigs.

We expect our total revenues to be lower in 2009 than in 2008. The commencement of new contracts with higher dayrates and the commencement of operations of five of our newbuilds and Sedco 706 are expected to increase contract drilling revenues, partially offset by the sale of three jackups in 2008, the anticipated sale of GSF Arctic II in 2009 and lost revenue associated with idle rigs. Additionally, contract drilling intangible revenues and other revenues are expected to collectively decline by a greater amount than the increase in contract drilling revenue, primarily due to the expected impact of reduced activity and lower commodity prices on our non-drilling operations.

We expect our total operating and maintenance costs in 2009 to decrease compared to 2008 due to lower operating costs associated with a number of jackups and midwater floaters that have been and may be stacked during 2009, exchange rate changes resulting from a stronger U.S. dollar, the anticipated sale of GSF Arctic II in 2009 and the sale of three jackups during 2008. In addition, we expect support costs to decline due to various overhead cost-reduction initiatives and decreased non-drilling activity. These reductions in 2009 are expected to be partially offset by an increase in operating and maintenance costs as a result of the commencement of operations of five of our deepwater newbuilds and Sedco 706 and the expected bareboat charter costs for GSF Arctic IV after its anticipated sale in 2009. Our projected operating and maintenance costs for 2009 remain uncertain given current economic and market conditions and could be significantly impacted by the actual level of activity and other factors.

We have eight existing contracts with fixed-price or capped options, and we expect that a number of these options will not be exercised by our customers in 2009 in light of the current market environment. Well-in-progress or similar provisions of our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays have been and could be significant.

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world. Rigs can be moved from one region to another, but the cost of moving rigs and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. Still, significant variations between regions do not tend to persist long-term because of rig mobility. Consequently, we operate in a single, global offshore drilling market.

Insurance matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions. Effective May 1, 2009, we renewed our hull and machinery and third-party liability insurance coverages with provisions similar to the existing policies. Subject to large self-insured retentions, we carry hull and machinery insurance covering physical damage to the rigs for operational risks worldwide, and we carry liability insurance covering damage to third parties. However, we do not generally have commercial market insurance coverage for physical damage losses, including liability for removal of wreck expenses, to our rigs due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. Additionally, we do not carry insurance for loss of revenue. Also, for our subsidiaries ADTI and CMI, we generally self-insure operators’ extra expense coverage. This coverage provides protection against expenses related to well control and redrill liability associated with blowouts. Generally, ADTI’s clients assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

Tax matters—We are a Swiss corporation, and we operate through our various subsidiaries in a number of countries throughout the world. Our tax provision is based upon the tax laws, regulations and treaties in effect in and between the countries in which our operations are conducted and income is earned. Our effective tax rate for financial reporting purposes will fluctuate from year to year, as our operations are conducted in different taxing jurisdictions. We are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate and earn income. A change in the tax laws, treaties or regulations in any of the countries in which we operate could result in a higher or lower effective tax rate on our worldwide earnings and, as a result, could have a material effect on our financial results.

Our income tax return filings in the major jurisdictions in which we operate worldwide are generally subject to examination for periods ranging from three to six years. We have agreed to extensions beyond the statute of limitations in two jurisdictions for up to 12 years. Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments. We are defending our tax positions in those jurisdictions. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations although it may have a material adverse effect on our consolidated cash flows.

With respect to our 2004 and 2005 U.S. federal income tax returns, U.S. taxing authorities previously proposed certain adjustments. In 2008, the tax authorities withdrew one of these proposed adjustments, which reduces the proposed assessment to approximately $79 million, exclusive of interest. One of the remaining adjustments relates to a dispute over the transfer pricing for certain charters of drilling rigs between our subsidiaries. An unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows. If the authorities were to continue to pursue this position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected. We believe the transfer pricing for these charters is materially correct as filed and intend to defend against such claims vigorously.

The U.S. tax authorities’ original assessment also asserted that one of our key subsidiaries maintains a permanent establishment in the U.S. and is, therefore, subject to U.S. taxation on certain earnings effectively connected to such U.S. business. In March 2009, we received verbal indication that this position may be withdrawn by the authorities. We believe the tax treatment asserted in the original assessment with respect to the 2004 or 2005 activity would not result in a material tax liability. If the authorities were to continue to pursue this position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected. We believe our returns are materially correct as filed, and we will continue to vigorously defend against any such claim.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002. The authorities issued tax assessments of approximately $233 million, plus interest, related to certain restructuring transactions, approximately $62 million, plus interest, related to a 2001 dividend payment, approximately $4 million, plus interest, related to foreign exchange deductions and approximately $2 million, plus interest, related to dividend withholding tax. We plan to appeal these tax assessments. We may be required to provide some form of financial security, in an amount up to $628 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts. Furthermore, the authorities have also issued notification of their intent to issue a tax assessment of approximately $149 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway. The authorities have indicated that they plan to seek penalties of 60 percent on all matters. We have and will continue to respond to all information requests from the Norwegian authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the three months ended March 31, 2009, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $11 million to $157 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination. The Brazil tax authorities have issued tax assessments totaling $85 million, plus a 75 percent penalty and $67 million of interest through March 31, 2009. The U.S. dollar amount of the assessments decreased during 2008 due to foreign currency exchange rate fluctuations. We believe our returns are materially correct as filed, and we are vigorously contesting these assessments. We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

See Notes to Condensed Consolidated Financial Statements—Note 4—Income Taxes.

Regulatory matters—In June 2007, GlobalSantaFe Corporation’s (“GlobalSantaFe”) management retained outside counsel to conduct an internal investigation of its Nigerian and West African operations, focusing on brokers who handled customs matters with respect to its affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws. GlobalSantaFe commenced its investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s announced settlement implicating a third party handling customs matters in Nigeria. In each case, the customs broker was reported to be Panalpina Inc., which GlobalSantaFe used to obtain temporary import permits for its rigs operating offshore Nigeria. GlobalSantaFe voluntarily disclosed its internal investigation to the U.S. Department of Justice (the “DOJ”) and the SEC and, at their request, expanded its investigation to include the activities of its customs brokers in other West African countries and the activities of Panalpina Inc. worldwide. The investigation is focusing on whether the brokers have fully complied with the requirements of their contracts, local laws and the FCPA. In late November 2007, GlobalSantaFe received a subpoena from the SEC for documents related to its investigation. In this connection, the SEC advised GlobalSantaFe that it had issued a formal order of investigation. After the completion of the merger with GlobalSantaFe, outside counsel began formally reporting directly to the audit committee of our board of directors. Our legal representatives are keeping the DOJ and SEC apprised of the scope and details of their investigation and producing relevant information in response to their requests.

On July 25, 2007, our legal representatives met with the DOJ in response to a notice we received requesting such a meeting regarding our engagement of Panalpina Inc. for freight forwarding and other services in the U.S. and abroad. The DOJ informed us that it is conducting an investigation of alleged FCPA violations by oil service companies who used Panalpina Inc. and other brokers in Nigeria and other parts of the world. We developed an investigative plan which has continued to be amended and which would allow us to review and produce relevant and responsive information requested by the DOJ and SEC. The investigation was expanded to include one of our agents for Nigeria. This investigation and the legacy GlobalSantaFe investigation are being conducted by outside counsel who reports directly to the audit committee of our board of directors. The investigation has focused on whether the agent and the customs brokers have fully complied with the terms of their respective agreements, the FCPA and local laws. Our outside counsel has coordinated their efforts with the DOJ and the SEC with respect to the implementation of our investigative plan, including keeping the DOJ and SEC apprised of the scope and details of the investigation and producing relevant information in response to their requests. We cannot predict the ultimate outcome of these investigations, the total costs to be incurred in completing the investigations, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Our internal compliance program has detected a potential violation of U.S. sanctions regulations in connection with the shipment of goods to our operations in Turkmenistan. Goods bound for our rig in Turkmenistan were shipped through Iran by a freight forwarder. Iran is subject to a number of economic regulations, including sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), and comprehensive restrictions on the export and re-export of U.S.-origin items to Iran. Iran has been designated as a state sponsor of terrorism by the U.S. State Department. Failure to comply with applicable laws and regulations relating to sanctions and export restrictions may subject us to criminal sanctions and civil remedies, including fines, denial of export privileges, injunctions or seizures of our assets. We have self-reported the potential violation to OFAC and retained outside counsel who is conducting an investigation of the matter.

Performance and Other Key Indicators

Contract backlog—The following table presents our contract backlog, including firm commitments only, for our contract drilling services segment as of March 31, 2009, December 31, 2008 and March 31, 2008. Firm commitments are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution. Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues. The amount of actual revenue earned will be different than the amounts shown in the table below due to various factors, including shipyard and maintenance projects, unplanned downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate, as well as customer liquidity issues and the ability of our customers to terminate contracts under certain circumstances.

	March 31, 2009	December 31, 2008	March 31, 2008
	(In millions)
Contract backlog
High-Specification Floaters (a)	$28,267	$29,770	$21,373
Midwater Floaters	4,991	5,801	6,037
High-Specification Jackups	457	507	679
Standard Jackups	2,869	3,568	4,314
Other Rigs	93	107	145
Total	$36,677	$39,753	$32,548

____________________

(a)	Includes contract backlog for our newbuilds.

Fleet average daily revenue and utilization—The following tables present the average daily revenue and utilization for our contract drilling services segment for each of the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	March 31, 2009	December 31, 2008	March 31, 2008
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$451,000	$423,600	$380,800
Deepwater Floaters	336,900	299,000	284,100
Harsh Environment Floaters	351,100	358,900	344,000
Total High-Specification Floaters	393,800	370,500	340,900
Midwater Floaters	314,700	329,200	292,300
High-Specification Jackups	169,500	169,100	173,800
Standard Jackups	156,400	156,100	146,200
Other Rigs	46,700	37,800	21,200
Total fleet average daily revenue	256,500	251,500	228,400

	Three months ended
	March 31, 2009	December 31, 2008	March 31, 2008
Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	96%	96%	98%
Deepwater Floaters	85%	75%	79%
Harsh Environment Floaters	100%	100%	96%
Total High-Specification Floaters	92%	88%	90%
Midwater Floaters	89%	92%	88%
High-Specification Jackups	99%	94%	99%
Standard Jackups	89%	90%	93%
Other Rigs	99%	99%	100%
Total fleet average utilization	91%	90%	91%

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first three months of 2009 were our cash flows from operating activities, proceeds from maturities of short-term investments and borrowings under our credit facilities. Our primary uses of cash were capital expenditures (including for newbuild construction), repayments of borrowings under our credit facilities and repurchases of our convertible senior notes. At March 31, 2009, we had $1.3 billion in cash and cash equivalents.

	Three months ended March 31,
	2009	2008	Change
	(As adjusted)
Net cash from operating activities	(In millions)
Net income	$939	$1,150	$(211)
Amortization of drilling contract intangibles	(104)	(224)	120
Depreciation, depletion and amortization	355	367	(12)
Impairment loss	221	—	221
Other non-cash items	80	70	10
Changes in operating assets and liabilities	(50)	119	(169)
	$1,441	$1,482	$(41)

Net cash provided by operating activities decreased primarily due to less cash generated from changes in operating assets and liabilities.

	Three months ended March 31,
	2009	2008	Change
Net cash from investing activities	(In millions)
Capital expenditures	$(708)	$(769)	$61
Proceeds from disposal of assets, net	8	254	(246)
Proceeds from distributions from short-term investments	221	—	221
Joint ventures and other investments, net	—	(3)	3
	$(479)	$(518)	$39

Net cash used in investing activities for the three months ended March 31, 2009 decreased primarily due to cash received from our investments in The Reserve International Liquidity Fund and The Reserve Primary Fund during the first quarter of 2009 of $216 million and $5 million, respectively. In addition, capital expenditures primarily for the construction of five of our ten Ultra-Deepwater Floaters decreased during the three months ended March 31, 2009 compared to the same period in 2008. Partially offsetting the decrease in net cash used in investing activities were decreased proceeds from asset sales due to the sale of two rigs during the first quarter of 2008 with no comparable activity in the first quarter of 2009.

We include investments in highly liquid debt instruments with an original maturity of three months or less in cash and cash equivalents. In September 2008, The Reserve announced that certain funds, including The Reserve Primary Fund and The Reserve International Liquidity Fund Ltd., had lost the ability to maintain a net asset value of $1.00 per share due to losses in connection with the bankruptcy of Lehman Brothers Holdings, Inc. (“Lehman Holdings”). According to public disclosures by The Reserve, The Reserve stopped processing redemption requests in order to develop an orderly plan of liquidation that would protect all of the funds’ shareholders. Based on statements made by the funds, we recorded an impairment charge in the third quarter of 2008 in the amount of $16 million associated with our proportional interest in the debt instruments of Lehman Holdings held by the funds until such time as we receive our liquidated portion of the assets. Through March 31, 2009, we received $216 million invested in The Reserve International Liquidity Fund and another $64 million invested in The Reserve Primary Fund. As of March 31, 2009, the carrying values of our investments in The Reserve Primary Fund and The Reserve International Liquidity Fund were $10 million and $102 million, respectively. The timing of our ability to access the remaining funds is uncertain but is expected to be during 2009. Potential rulings or decisions by courts or regulators may impact further distributions by the funds.

	Three months ended March 31,
	2009	2008	Change
Net cash from financing activities	(In millions)
Change in short-term borrowings, net	$(24)	$(4)	$(20)
Proceeds from debt	88	1,976	(1,888)
Repayments of debt	(600)	(2,633)	2,033
Payments for repurchase of convertible senior notes	(102)	—	(102)
Payments for exercise of warrants, net	—	(4)	4
Proceeds from share-based compensation plans, net	17	27	(10)
Other, net	(2)	—	(2)
	$(623)	$(638)	$15

Net cash used in financing activities decreased primarily due to less cash being used to repay debt during the first quarter of 2009 than during the first quarter of 2008, partially offset by the receipt of less proceeds from debt during the three months ended March 31, 2009 compared to the same period in 2008.

Fleet Expansion, Acquisitions and Dispositions

Fleet expansion—Capital expenditures, including capitalized interest of $46 million, totaled $708 million during the three months ended March 31, 2009, substantially all of which related to the Contract Drilling segment. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects incurred through March 31, 2009 and expected in future years (in millions):

	Total costs through March 31, 2009	Expected costs for the remainder of 2009	Estimated costs thereafter	Total estimated cost at completion
	(As adjusted)
Discoverer Clear Leader	$629	$6	$—	$635
Sedco 700-series upgrades	584	11	—	595
Development Driller III (a)	507	143	—	650
Discoverer Inspiration	505	165	—	670
Discoverer Americas	490	135	—	625
Dhirubhai Deepwater KG1 (b)	407	288	—	695
Discoverer Luanda (c)	405	126	129	660
Dhirubhai Deepwater KG2 (b)	356	68	266	690
Deepwater Champion (a)	267	260	213	740
Discoverer India	258	294	178	730
Petrobras 10000 (d)	—	750	—	750
Capitalized interest	286	132	97	515
Total	$4,694	$2,378	$883	$7,955

____________________

(a)

Total costs include our initial investments in Development Driller III and Deepwater Champion of $356 million and $109 million, respectively, representing the estimated fair values of the rigs at the time of our merger with GlobalSantaFe.

(b)

The costs for Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2 represent 100 percent of expenditures incurred prior to our investment in the joint venture ($277 million and $178 million, respectively) and 100 percent of expenditures incurred since our investment in the joint venture. Transocean Pacific Drilling Inc. (“TPDI”) is responsible for these costs. We hold a 50 percent interest in TPDI, and Pacific Drilling Limited holds the remaining 50 percent interest.

(c)

The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception. Angola Deepwater Drilling Company Limited (“ADDCL”) is responsible for these costs. We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(d)

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire Petrobras 10000 under a capital lease contract. The capital lease contract, which is expected to commence in the third quarter of 2009, has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar. Total capital costs to be incurred by Petrobras and Mitsui for the construction of the drillship are estimated to be $750 million, including $65 million of capitalized interest. Upon delivery of the rig, we will record a liability for the capital lease obligation and a corresponding addition to property and equipment based on the fair value at that date. We are offering assistance and advisory services for the construction of Petrobras 10000 and have agreed to provide operating management services once the drillship begins operations.

During 2009, we expect capital expenditures to be approximately $3.9 billion, including approximately $2.0 billion of cash capital costs for our major construction and conversion projects and $750 million in non-cash capital costs related to the Petrobras 10000 capital lease. The level of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity and the level of capital expenditures for which our customers agree to reimburse us.

As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction.

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under the Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings. We intend to fund the cash requirements of our joint ventures for capital expenditures in connection with newbuild construction through their respective credit facilities. The continued credit crisis and related instability in the global financial system could impact the availability of these sources of funding.

Acquisitions—From time to time, we review possible acquisitions of businesses and drilling rigs and may, in the future, make significant capital commitments for such purposes. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.

Dispositions—From time to time, we may review possible dispositions of drilling units. In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic for cash proceeds of $169 million. In December 2008, the buyer failed to perform under the agreement. Under the terms of the agreement, the buyer forfeited an escrow deposit in the amount of $17 million, which we received in January 2009. As a result, we classified the rig as an asset held and used, recorded in property and equipment on our consolidated balance sheet.

We continue to market for sale our two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in connection with our previously announced undertakings to the Office of Fair Trading in the U.K. (“OFT”). At March 31, 2009, GSF Arctic II and GSF Arctic IV were classified as assets held for sale in the aggregate amount of $244 million on our consolidated balance sheet. The market for Midwater Floaters may continue to deteriorate subsequent to March 31, 2009, and we have a limited amount of time to sell the rigs. Consequently, we can make no assurances as to whether we will be able to sell the rigs, the timing of the sale or any terms of the sale, including price. Any sale at a price below our aggregate carrying value would result in an additional write down of the asset carrying value or a loss on the sale. See Notes to Condensed Consolidated Financial Statements—Note 3—Impairment Loss.

Sources and Uses of Liquidity

We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, repayment of short-term debt, capital expenditures and working capital needs. During the three months ended March 31, 2009, we repurchased $111 million aggregate principal amount of the 1.625% Series A Convertible Senior Notes in the open market for an aggregate cash purchase price of $102 million. In April 2009, we repurchased an additional $150 million aggregate principal amount of the 1.625% Series A Convertible Senior Notes for an aggregate cash purchase price of $141 million. Subject in each case to then existing market conditions and to our then expected liquidity needs, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.

Our board of directors has recommended that our shareholders approve a share repurchase program. If approved, we may use our cash flow from other than debt to fund this program. See “—Share repurchase program recommendation.” From time to time, we may also use bank lines of credit and commercial paper borrowing to maintain liquidity for short-term cash needs.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

Our internally generated cash flow is directly related to our business and the market sectors in which we operate. Should the drilling market continue to deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced. We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year.

Bank credit agreements—We have a $1.08 billion revolving credit facility under the 364-Day Revolving Credit Agreement dated November 25, 2008 (the “364-Day Revolving Credit Facility”), which will expire in November 2009, a $2.0 billion term credit facility under the Term Credit Agreement dated March 13, 2008, as amended (the “Term Loan”), which will expire on March 13, 2010, and a $2.0 billion five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”), which will expire on November 27, 2012. At April 27, 2009, no amounts were outstanding under either the 364-Day Revolving Credit Facility or the Five-Year Revolving Credit Facility.

At April 30, 2009, we had $1.2 billion outstanding under the Term Loan, which will expire on March 13, 2010, at a weighted-average interest rate of 2.0 percent.

Each of the Credit Facilities may be prepaid in whole or in part without premium or penalty. The Credit Facilities include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets. The Credit Facilities also include covenants imposing a maximum leverage ratio, which may not exceed 3.0 to 1.0 for any period through the third quarter of 2009. Additionally, the Five-Year Revolving Credit Facility and the Term Loan each include a covenant imposing a maximum debt to capitalization ratio of 0.6 to 1.0 commencing with the fourth quarter of 2009. Borrowings under the Credit Facilities are subject to acceleration upon the occurrence of events of default. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions. A default under our public debt could trigger a default under the Credit Facilities and, if not waived by the lenders, could cause us to lose access to the Credit Facilities.

Commercial paper program—We have a commercial paper program (the “Program”), for which the 364-Day Revolving Credit Facility and the Five-Year Revolving Credit Facility provide liquidity. At April 27, 2009, $831 million was outstanding under the Program at a weighted-average interest rate of 1.0 percent.

ADDCL Primary Loan Facility—ADDCL has a senior credit agreement for a credit facility comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively (collectively, the “ADDCL Primary Loan Facility”). Tranche A and Tranche B are provided by external lenders. One of our subsidiaries is the lender for Tranche C and has agreed to provide financial security for borrowings under Tranche A and Tranche B until customer acceptance of Discoverer Luanda, the newbuild for which the facility was established. Tranche A requires semi-annual payments beginning six months after the rig’s first well commencement date, currently scheduled for third quarter 2010, and matures in December 2017. Tranche B matures upon customer acceptance of Discoverer Luanda, and is expected to be repaid with borrowings under Tranche C. Tranche C is subordinate to Tranche A and Tranche B and due after Tranche A is fully repaid or, if earlier, by February 2015. When Tranche C is funded, it will be eliminated in consolidation. The ADDCL Primary Loan Facility will be secured by the rig upon completion of its construction and may be prepaid in whole or in part without premium or penalty. ADDCL is required to maintain certain cash balances, as defined in the loan agreement, to service the debt. The ADDCL Primary Loan Facility also limits the ability of ADDCL to incur additional indebtedness, make distributions and other payments and acquire assets. At April 27, 2009, the borrowings under Tranche A and Tranche B were $153 million and $186 million, respectively, at a weighted-average interest rate of 1.7 percent. At April 27, 2009, there were no borrowings outstanding under Tranche C.

ADDCL Secondary Loan Facility—ADDCL has a secondary loan agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment and an external lender provides the remaining 35 percent. The facility is payable in full the earlier of 90 days after the fifth anniversary of the first well commencement or December 2015 and may be prepaid in whole or in part without premium or penalty. At April 27, 2009, the weighted-average interest rate was 4.4 percent on the $72 million outstanding balance, of which $47 million was provided by one of our subsidiaries and has been eliminated in consolidation.

TPDI Credit Facilities—TPDI has a credit agreement for a $1.265 billion secured credit facility (the “TPDI Term Loan Facility”), comprised of a $1.0 billion senior tranche, a $190 million junior tranche and a $75 million revolving credit facility (the “TPDI Revolving Credit Facility”, and together with the TPDI Term Loan Facility, the “TPDI Credit Facilities”). The TPDI Credit Facilities provide financing for the construction of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG 2, which when completed will serve as security against the outstanding debt. One of our subsidiaries participates in the senior and junior tranches with a 50 percent commitment totaling $595 million in the aggregate. The senior tranche requires quarterly payments with a final payment on the earlier of (1) June 2015 and (2) the fifth anniversary of the acceptance date of the second rig. The junior tranche is due in full on the earlier of (1) June 2015 and (2) the fifth anniversary of the acceptance date of the second rig. The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum liquidity requirement, a minimum debt service ratio and a maximum leverage ratio. The TPDI Credit Facilities may be repaid in whole or in part without premium or penalty. At April 27, 2009, $813 million was outstanding, of which $405 million was due to one of our subsidiaries and was eliminated in consolidation. The weighted-average interest rate on April 27, 2009 was 3.6 percent.

TPDI Notes—As of April 27, 2009, The TPDI Notes due October 2017 had an aggregate outstanding principal amount of $221 million, $111 million of which was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on April 27, 2009 was 3.9 percent.

Convertible Notes—In December 2007, we issued $6.6 billion aggregate principal amount of 1.625% Series A Convertible Senior Notes due 2037, 1.50% Series B Convertible Senior Notes due 2037 and 1.50% Series C Convertible Senior Notes due 2037 (the “Convertible Notes”). The Convertible Notes may be converted at a rate of 5.9310 shares per $1,000 note, subject to adjustment upon the occurrence of certain events and increase upon the occurrence of certain fundamental changes. Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The Redomestication Transaction triggered the right of holders to convert the Convertible Notes during a specified period, and we received conversion notices with respect to $490,000 principal amount of Convertible Notes and paid an aggregate amount of $150,000 to the holders upon settlement.

Share repurchase program recommendation—In February 2009, our board of directors recommended that our shareholders approve and authorize the repurchase of an amount of our shares with an aggregate purchase price of up to 3.50 billion Swiss francs (which is equivalent to approximately U.S. $3.06 billion at an exchange rate as of the close of trading on April 30, 2009 of U.S. $1.00 to 1.14285 Swiss francs).

Shareholder approval is being sought in order to provide the company with the flexibility to repurchase shares under this program at any time after the May 2009 annual general meeting. If the share repurchase program is approved by the shareholders, there can be no assurance that any shares will actually be repurchased under this program in the near term, or at all. The board of directors would be permitted to delegate its share repurchase authority to company management to repurchase shares under the share repurchase program.

The board of directors or company management, as applicable, may decide, based upon the company’s ongoing capital requirements, the price of the company’s shares, regulatory and tax considerations, cash flow generation, the relationship between the company’s contractual backlog and debt, general market conditions and other factors, that the company should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently repurchase fewer shares or not repurchase any shares under this program. Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon the factors set forth above. The company plans to fund any such share repurchases from the company’s current and future cash balances and will not use debt to fund any such repurchases. The board of directors has decided to recommend that the shareholders at their May 2009 annual general meeting approve the release of Swiss statutory reserves, which is necessary for the repurchase of shares.

Any shares repurchased under this program are expected to be purchased from time to time from market participants that have acquired those shares on the open market and that can fully recover Swiss withholding tax resulting from the share repurchase. Repurchases could also be made by tender offer, in privately negotiated transactions or by any other share repurchase method. Any repurchased shares would be held by the company for cancellation by the shareholders at a future annual general meeting. The share repurchase program would not have an established expiration date and could be suspended or discontinued by the company’s Board of Directors or company management, as applicable, at any time.

Under Swiss corporate law, our board of directors may, without any shareholder approval, and to the extent we have freely distributable reserves as shown on our Swiss statutory balance sheet, authorize the repurchase of our shares up to an amount that would not cause us to hold more than 10% of our issued shares as treasury shares at any time. As of March 31, 2009, our subsidiary Transocean Inc. already held approximately 5% of our issued shares as treasury shares. Our board of directors has recommended that shareholders approve the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves (or freely available reserves), as shown on our Swiss statutory balance sheet, to create the freely available reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares that our board of directors has also recommended to our shareholders (the “Currently Proposed Program”). We may only repurchase shares to the extent freely distributable reserves are available. Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares. Based on the current amount of shares held as treasury shares, approximately 5% of our issued shares could be repurchased for purposes of retention as additional treasury shares. Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Proposed Program.

Contractual obligations—As of March 31, 2009, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008, except as noted below.

As of March 31, 2009, our minimum funding requirements for defined benefit pension plans are expected to be $44 million for 2009. Due to market conditions, the minimum funding requirements for future periods cannot be reasonably estimated.

As of March 31, 2009, the total liability for unrecognized tax benefit related to uncertain tax positions, net of prepayments, was $561 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial commitments—As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

We have established a wholly owned captive insurance company which insures various risks of our operating subsidiaries. Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions. The cash investments are currently expected to range from $135 million to $200 million by the end of 2009 depending upon our claim experience, timing of claim payments and insurance premiums written by and dividends paid by the captive insurance company. The amount of cash investment is difficult to forecast because of the volatile nature of claim frequency and severity.

Derivative Instruments

In January 2009, TPDI entered into interest rate swaps, which are designated as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities. As of March 31, 2009, the notional value of the swaps was $478 million, $239 million of which was attributed to one of our subsidiaries and the related balances for this intercompany portion have been eliminated in consolidation. The notional value of the swaps increases proportionately with the forecasted borrowings under the TPDI Credit Facilities to a maximum amount of $892 million, of which $446 million is attributable to one of our subsidiaries. Under the interest rate swaps, TPDI receives interest at three-month LIBOR and pays interest at a fixed rate of 2.24 percent over the expected term of the TPDI Credit Facilities. At March 31, 2009, the interest rate swaps represented a liability of less than $1 million, recorded in other current liabilities on our condensed consolidated balance sheet, with a corresponding increase of less than $1 million to other comprehensive loss.

In February 2009, we entered into interest rate swaps with an aggregate notional value of $1 billion, which are designated as a cash flow hedge to reduce the variability of our cash interest payments on a portion of our outstanding borrowings under the Term Loan. Under the interest rate swaps, we receive interest at one-month LIBOR and pay interest at a fixed rate of 0.768 percent over the six-month period ending August 6, 2009. At March 31, 2009, the interest rate swaps represented a liability of less than $1 million, recorded in other current liabilities on our condensed consolidated balance sheet, with a corresponding increase of less than $1 million to other comprehensive loss.

These hedges are expected to be highly effective. Any gain or loss associated with the effective portion of the hedge, therefore, will be reported initially as a component of other comprehensive income and subsequently, recognized in interest expense upon settlement coinciding with the forecasted transaction. Any gain or loss associated with the ineffective portion will be recognized in interest expense in the period in which it is realized.

Operating Results

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended March 31,
	2009	2008	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days	11,051	11,525	(474)	(4)%
Utilization	91%	91%	n/a	n/m
Average daily revenue	$256,500	$228,400	$28,100	12%

Contract drilling revenues	$2,834	$2,632	$202	8%
Contract drilling intangible revenues	104	224	(120)	(54)%
Other revenues	180	254	(74)	(29)%
	3,118	3,110	8	—%
Operating and maintenance expense	(1,171)	(1,157)	(14)	(1)%
Depreciation, depletion and amortization	(355)	(367)	12	3%
General and administrative expense	(56)	(49)	(7)	(14)%
Impairment loss	(221)	—	(221)	n/m
Gain from disposal of assets, net	4	3	1	33%
Operating income	1,319	1,540	(221)	(14)%
Other income (expense), net
Interest income	1	13	(12)	(92)%
Interest expense, net of amounts capitalized	(136)	(177)	41	23%
Loss on retirement of debt	(2)	(2)	—	—%
Other, net	8	(6)	14	n/m
Income tax expense	(251)	(218)	(33)	(15)%
Net income	939	1,150	(211)	(18)%
Net income (loss) attributable to noncontrolling interest	(3)	1	(4)	n/m
Net income attributable to controlling interest	$942	$1,149	$(207)	(18)%

_________________

“n/a” means not applicable

“n/m” means not meaningful

Contract drilling revenues increased primarily due to higher average daily revenue during the first three months of 2009 as compared to the first three months of 2008. Revenues from 13 rigs that were out of service for a portion of the first three months of 2008 contributed $107 million. Partially offsetting these increases were lower revenues of $70 million on eight rigs that were out of service during the first three months of 2009 for shipyard, mobilization or maintenance projects, and lower revenues of $6 million from two rigs sold during the first three months of 2008. Also offsetting these increases were lower revenues of $90 million due to the stacking of seven rigs, including one held for sale, during the first three months of 2009 compared to an absence of idle time for these rigs during the first quarter of 2008.

Contract intangible revenues of $104 million were recognized during the first three months of 2009 as a result of the fair market valuation of GlobalSantaFe drilling contracts in effect at the time of the merger with GlobalSantaFe. Contract intangible revenues have declined compared to $224 million recognized in 2008 due to completion of contracts valued in connection with the merger.

Other revenues for the three months ended March 31, 2009 decreased by $74 million primarily due to a $69 million decrease in drilling management services revenues and an $18 million decrease in oil and gas properties revenues, partially offset by an $8 million increase in integrated services and an $6 million increase in client reimbursable and other revenue.

During the three months ended March 31, 2009, GSF Arctic II and GSF Arctic IV, both assets held for sale, were impaired due to the continued global credit crisis and the restrictions on the required sale of these rigs imposed by the OFT. We recognized an impairment loss of $221 million for the three months ended March 31, 2009. There was no comparable activity during the same period of 2008.

The decrease in interest expense was primarily attributable to $68 million on debt repaid subsequent to the first quarter of 2008 and $10 million related to increased capitalized interest during the three months ended March 31, 2009. Partially offsetting the decrease were $30 million on additional debt incurred subsequent to the first quarter of 2008 and $7 million of increased interest expense related to the amortization of debt discount on the Convertible Notes.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is little to no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at March 31, 2009 and 2008 were 15.2 percent and 14.0 percent, respectively, based on estimated 2009 and 2008 annual income before income taxes after adjusting for certain items such as the impairment loss and prior period adjustments. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended March 31, 2009, the impact of the various discrete items was a net expense of $36 million resulting in a tax rate of 21.1 percent on earnings before income taxes. For the three months ended March 31, 2008, the impact of the various discrete period tax items was a net expense of $27 million, resulting in a tax rate of 15.9 percent on earnings before income taxes.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements. Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, materials and supplies obsolescence, investments, property and equipment, intangible assets and goodwill, income taxes, workers’ insurance, share-based compensation, pensions and other post-retirement and employment benefits and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. These estimates require significant judgments, assumptions and estimates. Management has discussed each of these critical accounting estimates with the audit committee of the board of directors. During the three months ended March 31, 2009, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) also issued Accounting Principals Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments to separately account for the liability and equity components of the instrument and reflect interest expense at the entity’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principle on prior periods being recognized as of the beginning of the first period presented. We adopted the provisions of FSP APB 14-1 effective January 1, 2009. The adoption of FSP APB 14-1 affects the accounting, both retrospectively and prospectively, for our convertible senior notes. In addition to a reduction of debt balances and an increase to shareholders’ equity on our consolidated balance sheets for each period presented, the retrospective application of FSP APB 14-1 resulted in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of $9 million and $171 million for 2007 and 2008, respectively. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense, net of projected amounts to be capitalized, of approximately $176 million, $206 million and $151 million for 2009, 2010 and 2011, respectively. See Notes to Condensed Consolidated Financial Statements Note 7—Debt.

For a discussion of the other new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Notes to Condensed Consolidated Financial Statements Note 2—Summary of Significant Accounting Policies and New Accounting Pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-month periods ending March 31 relating to debt obligations as of March 31, 2009 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	3/31/09
Total debt
Fixed rate	$1,000	$2,089	$2,366	$2,950	$ 1	$3,609	$12,015	$10,891
Average interest rate	0.8%	1.6%	1.9%	2.4%	9.8%	6.4%	3.2%
Variable rate	$1,039	$ 136	$ 26	$ 28	$ 29	$ 256	$ 1,514	$ 1,514
Average interest rate	2.6%	1.7%	1.7%	1.7%	1.7%	4.8%	2.9%

__________________________

(a)

Maturity dates of the face value of our debt assume the put options on the 1.625% Series A Convertible Senior Notes, the 1.50% Series B Convertible Senior Notes and the 1.50%  Series C Convertible Senior Notes will be exercised in December 2010, December 2011 and December 2012, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At March 31, 2009, we had approximately $2 billion of variable rate debt at face value (11 percent of total debt at face value). This variable rate debt primarily represented issuances outstanding under the Program and borrowings under the Term Loan. Based upon the March 31, 2009 and December 31, 2008 variable rate debt outstanding amounts, a one percentage point change in interest rates would result in a corresponding change in annual interest expense of approximately $15 million and $33 million, respectively. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using March 31, 2009 and December 31, 2008 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $7 million and $4 million per year, respectively.

We have entered into certain interest rate swaps to reduce the variability of cash interest payments associated with certain variable rate debt, and the effect of these swaps has been reflected in the table above. See “—Derivative Instruments.”

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these previously reported matters during the three months ended March 31, 2009.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to our internal controls during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have certain actions or claims pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 10—Contingencies. We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 4—Income Taxes. We are also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A. Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our non-U.S. operations involve additional risks not associated with our U.S. operations.

We operate in various regions throughout the world, which may expose us to political and other uncertainties, including risks of:

▪	terrorist acts, war, piracy and civil disturbances;
▪	seizure, expropriation or nationalization of equipment;
▪	imposition of trade barriers;
▪	import-export quotas;
▪	wage and price controls;
▪	unexpected changes in law and regulatory requirements, including changes in interpretation and enforcement of existing laws;
▪	damage to our equipment or violence directed at our employees, including kidnappings;
▪	complications associated with supplying, repairing and replacing equipment in remote locations; and
▪	the inability to repatriate income or capital.

We are protected to some extent against loss of capital assets, but generally not loss of revenue, from most of these risks through indemnity provisions in our drilling contracts. Our assets are generally not insured against risk of loss due to perils such as terrorist acts, civil unrest, expropriation, nationalization and acts of war.

Many governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete.

Our non-U.S. contract drilling operations are subject to various laws and regulations in certain countries in which we operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development and taxation of offshore earnings and earnings of expatriate personnel. We are also subject to OFAC and other U.S. laws and regulations governing our international operations. In addition, various state and municipal governments, universities and other investors have proposed or adopted divestment and other initiatives regarding investments (including, with respect to state governments, by state retirement systems) in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department. We have a noncontrolling interest in a Libyan joint venture that operates to a limited extent in Syria, which has been designated as a state sponsor of terrorism by the U.S. State Department. Our internal compliance program has identified a potential OFAC compliance issue involving the shipment of goods by a freight forwarder through Iran, another country that has been designated as a state sponsor of terrorism by the U.S. State Department. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook–Regulatory Matters.” Failure to comply with applicable laws and regulations, including those relating to sanctions and export restrictions, may subject us to criminal sanctions or civil remedies, including fines, denial of export privileges, injunctions or seizures of assets. Potential investors could view our noncontrolling interest in our Libyan joint venture and any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our shares.

Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies and may continue to do so.

A substantial portion of our drilling contracts are partially payable in local currency. Those amounts may exceed our local currency needs, leading to the accumulation of excess local currency, which, in certain instances, may be subject to either temporary blocking or other difficulties converting to U.S. dollars. Excess amounts of local currency may be exposed to the risk of currency exchange losses.

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the U.S., control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities, and we are also subject to U.S. anti-boycott law.

The laws and regulations concerning import and export activity, recordkeeping and reporting, import and export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. The adverse impact of the global economic crisis may increase some foreign government’s efforts to enact, enforce, amend or interpret laws and regulations as a method to increase revenue. Shipments can be delayed and denied import or export for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with these applicable legal and regulatory obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

Our labor costs and the operating restrictions under which we operate could increase as a result of collective bargaining negotiations and changes in labor laws and regulations.

Some of our employees, most of whom work in Nigeria, the U.K., Egypt and Norway, are represented by collective bargaining agreements. In addition, some of our contracted labor work under collective bargaining agreements. Many of these represented individuals are working under agreements that are subject to ongoing salary negotiation in 2009. These negotiations could result in higher personnel expenses, other increased costs or increased operating restrictions. Additionally, the unions in the U.K. have sought an interpretation of the application of the Working Time Regulations to the offshore sector. The Employment Appeal Tribunal (the “Tribunal”) has issued its decision in favor of the unions and held, in part, that offshore workers are entitled to another 14 days of annual leave. Such decision has been overturned on appeal but the unions have announced their intention to further appeal. The application of the Working Time Regulations to the offshore sector could result in higher labor costs and could undermine our ability to obtain a sufficient number of skilled workers in the U.K. Recently, legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed. Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

Our current backlog of contract drilling revenue may not be fully realized.

Our contract backlog as of May 5, 2009 was approximately $36 billion. Our contract backlog includes signed drilling contracts and, in some cases, other definitive agreements awaiting contract execution. We may not be able to realize the full amount of our contract backlog due to events beyond our control. In addition, some of our customers have experienced liquidity issues, and these liquidity issues could increase if commodity prices stay at current levels or decline to and stay at even lower levels for an extended period of time. Liquidity issues could lead our customers to go into bankruptcy or could encourage our customers to seek to repudiate, cancel or renegotiate these agreements for various reasons, as described under “Our drilling contracts may be terminated due to a number of events” in our Annual Report on Form 10-K for the year ended December 31, 2008. Our inability to realize the full amount of our contract backlog may have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2009	644	$53.96	—	$—
February 2009	2,570	$58.21	—	$—
March 2009	—	$—	—	$—
Total	3,214	$57.36	—	$—

_________________

(1)

Total number of shares purchased in the first three months of 2009 consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)

In February 2009, our board of directors recommended that our shareholders approve and authorize the repurchase of an amount of our shares with an aggregate purchase price of up to 3.50 billion Swiss francs (which is equivalent to approximately U.S. $3.06 billion at an exchange rate as of the close of trading on April 30, 2009 of U.S. $1.00 to 1.14285 Swiss francs). If the share repurchase program is approved by the shareholders, the board of directors would be permitted to delegate its share repurchase authority to company management to repurchase shares under the share repurchase program.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number	Description
* 10.1	Terms and Conditions of the February 2009 Employee Deferred Unit Award (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
* 10.2

Terms and Conditions of the February 2009 Employee Contingent Deferred Unit Award (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

* 10.3	Terms and Conditions of the February 2009 Nonqualified Share Option Award (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
* 10.4

Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

* 10.5	Transocean Ltd. Pension Equalization Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

*	Incorporated by reference as indicated.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2009.

TRANSOCEAN LTD.

By:	/s/ Gregory L. Cauthen
Gregory L. Cauthen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John H. Briscoe
John H. Briscoe
Vice President and Controller
(Principal Accounting Officer)