Form 10-Q
period 2009-06-30
Transocean Ltd.
filed 2009-08-06
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 29, 2009, 321,054,154 shares were outstanding.

TRANSOCEAN LTD.

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Operating revenues
Contract drilling revenues	$2,625	$2,596	$5,459	$5,227
Contract drilling intangible revenues	75	190	179	414
Other revenues	182	316	362	571
	2,882	3,102	6,000	6,212
Costs and expenses
Operating and maintenance	1,277	1,364	2,448	2,521
Depreciation, depletion and amortization	360	337	715	704
General and administrative	53	45	109	94
	1,690	1,746	3,272	3,319
Impairment loss	(67)	—	(288)	—
Loss from disposal of assets, net	(4)	(6)	—	(3)
Operating income	1,121	1,350	2,440	2,890

Other income (expense), net
Interest income	1	10	2	23
Interest expense, net of amounts capitalized	(114)	(153)	(250)	(330)
Loss on retirement of debt	(8)	(1)	(10)	(3)
Other, net	(8)	(2)	—	(8)
	(129)	(146)	(258)	(318)

Income before income tax expense	992	1,204	2,182	2,572
Income tax expense	184	140	435	358

Net income	808	1,064	1,747	2,214
Net income (loss) attributable to noncontrolling interest	2	(1)	(1)	—

Net income attributable to controlling interest	$806	$1,065	$1,748	$2,214

Earnings per share
Basic	$2.50	$3.34	$5.43	$6.95
Diluted	$2.49	$3.31	$5.42	$6.89

Weighted average shares outstanding
Basic	320	318	320	318
Diluted	321	321	321	321

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)

Net income	$808	$1,064	$1,747	$2,214
Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit cost	—	17	(39)	(7)
Recognized components of net periodic benefit cost	5	1	9	1
Unrealized gain on derivative instruments	10	—	9	—
Other, net	1	—	—	(2)

Other comprehensive income (loss) before income taxes	16	18	(21)	(8)
Income taxes related to other comprehensive income (loss)	(6)	(1)	3	3
Other comprehensive income (loss), net of income taxes	10	17	(18)	(5)

Total comprehensive income	818	1,081	1,729	2,209
Total comprehensive income attributable to noncontrolling interest	13	—	10	—

Total comprehensive income attributable to controlling interest	$805	$1,081	$1,719	$2,209

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2009	2008
		(As adjusted)
ASSETS
Cash and cash equivalents	$907	$963
Short-term investments	174	333
Accounts receivable, net of allowance for doubtful accounts of $52 and $114 at June 30, 2009 and December 31, 2008, respectively	2,674	2,864
Materials and supplies, net of allowance for obsolescence of $57 and $49 at June 30, 2009 and December 31, 2008, respectively	451	432
Deferred income taxes, net	46	63
Assets held for sale	186	464
Other current assets	192	230
Total current assets	4,630	5,349

Property and equipment	27,275	25,836
Less accumulated depreciation	5,624	4,975
Property and equipment, net	21,651	20,861
Goodwill	8,134	8,128
Other assets	842	844
Total assets	$35,257	$35,182

LIABILITIES AND EQUITY
Accounts payable	$829	$914
Accrued income taxes	235	317
Debt due within one year	1,163	664
Other current liabilities	732	806
Total current liabilities	2,959	2,701

Long-term debt	10,890	12,893
Deferred income taxes, net	699	666
Other long-term liabilities	1,714	1,755
Total long-term liabilities	13,303	15,314

Commitments and contingencies

Shares, CHF 15.00 par value, 502,852,947 authorized, 167,617,649 contingently authorized, 335,235,298 issued and 320,953,074 outstanding at June 30, 2009 and 502,852,947 authorized, 167,617,649 contingently authorized, 335,235,298 issued and 319,262,113 outstanding at December 31, 2008	4,468	4,444
Additional paid-in capital	7,388	7,313
Retained earnings	7,575	5,827
Accumulated other comprehensive loss	(449)	(420)
Total controlling interest shareholders’ equity	18,982	17,164
Noncontrolling interest	13	3
Total equity	18,995	17,167
Total liabilities and equity	$35,257	$35,182

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Cash flows from operating activities
Net income	$808	$1,064	$1,747	$2,214
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of drilling contract intangibles	(75)	(190)	(179)	(414)
Depreciation, depletion and amortization	360	337	715	704
Share-based compensation expense	24	11	43	33
Excess tax benefit from share-based compensation plans	—	(8)	(1)	(11)
Loss from disposal of assets, net	4	6	—	3
Impairment loss	67	—	288	—
Loss on retirement of debt	8	1	10	3
Amortization of debt issue costs, discounts and premiums, net	57	44	109	85
Deferred revenue, net	49	7	43	25
Deferred expenses, net	(37)	(145)	(35)	(129)
Deferred income taxes	20	(31)	26	(56)
Other, net	14	(7)	23	(8)
Changes in operating assets and liabilities	277	(78)	228	44
Net cash provided by operating activities	1,576	1,011	3,017	2,493

Cash flows from investing activities
Capital expenditures	(947)	(420)	(1,655)	(1,189)
Proceeds from disposal of assets, net	—	93	8	347
Proceeds from short-term investments	172	—	393	—
Purchases of short-term investments	(234)	—	(234)	—
Joint ventures and other investments, net	—	—	—	(3)
Net cash used in investing activities	(1,009)	(327)	(1,488)	(845)

Cash flows from financing activities
Change in short-term borrowings, net	(476)	(351)	(500)	(355)
Proceeds from debt	231	75	319	2,051
Repayments of debt	(708)	(1,040)	(1,410)	(3,673)
Payments for warrant exercises, net	(13)	—	(13)	(4)
Proceeds from share-based compensation plans, net	5	34	22	61
Excess tax benefit from share-based compensation plans	—	8	1	11
Other, net	(1)	(1)	(4)	(4)
Net cash used in financing activities	(962)	(1,275)	(1,585)	(1,913)

Net decrease in cash and cash equivalents	(395)	(591)	(56)	(265)
Cash and cash equivalents at beginning of period	1,302	1,567	963	1,241
Cash and cash equivalents at end of period	$907	$976	$907	$976

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Business and Principles of Consolidation

Nature of business—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world. Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells. At June 30, 2009, we owned, had partial ownership interests in or operated 133 mobile offshore drilling units. As of this date, our fleet consisted of 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 26 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and three Other Rigs. We also have 10 Ultra-Deepwater Floaters under construction or contracted for construction (see Note 7—Drilling Fleet Expansion and Dispositions).

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

Transocean Pacific Drilling Inc. (“TPDI”) and Angola Deepwater Drilling Company Limited (“ADDCL”), two joint venture companies in which we hold interests, were formed to commission the construction, ownership and operation of certain ultra-deepwater drillships. We have determined that each of these joint venture companies meets the criteria of a variable interest entity for which we are the primary beneficiary for accounting purposes because its equity at risk is insufficient to permit it to carry on its activities without additional subordinated financial support from us. As a result, we consolidate TPDI and ADDCL in our consolidated financial statements, we eliminate intercompany transactions, and we present the interests that are not owned by us as noncontrolling interest on our consolidated balance sheets. The carrying values associated with these two joint ventures, after eliminating the effect of intercompany transactions, were as follows (in millions):

	June 30, 2009			December 31, 2008
	Assets	Liabilities	Net carrying value	Assets	Liabilities	Net carrying value
Variable interest entity
TPDI	$1,121	$567	$554	$803	$413	$390
ADDCL	531	478	53	354	307	47
Total	$1,652	$1,045	$607	$1,157	$720	$437

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Summary of Significant Accounting Policies

Basis of presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, materials and supplies obsolescence, investments, intangible assets and goodwill and other intangible assets, property and equipment and other long-lived assets, income taxes, share-based compensation, pensions and other postretirement benefits, other employment benefits and contingent liabilities. We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from such estimates.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects. We capitalized interest costs on construction work in progress of $49 million and $95 million for the three and six months ended June 30, 2009, respectively. Capitalized interest costs for the three and six months ended June 30, 2008 were $39 million and $76 million, respectively, as adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). See Note 3—New Accounting Pronouncements and Note 8—Debt.

Share-based compensation—Share-based compensation expense for the three and six months ended June 30, 2009 was $24 million ($22 million, or $0.07 per diluted share, net of tax) and $43 million ($39 million, or $0.12 per diluted share, net of tax), respectively. Share-based compensation expense for the three and six months ended June 30, 2008 was $11 million ($10 million, or $0.03 per diluted share, net of tax) and $33 million ($29 million, or $0.09 per diluted share, net of tax), respectively.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation. Except for certain reclassifications associated with our adoption of FSP APB 14-1, as described in Note 3—New Accounting Pronouncements and Note 8—Debt, these reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Note 3—New Accounting Pronouncements

SFAS 157—In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS 157 eliminates inconsistencies by providing a single source of guidance for the application of fair value measurements required in other accounting pronouncements and establishes a three level hierarchy for the inputs to valuation techniques used to measure fair value. The three levels are as follows: (1) unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) unobservable inputs that require significant judgment for which there is little or no market data (“Level 3”). SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Effective January 1, 2008, we adopted those provisions of SFAS 157 that were unaffected by the delay, and our adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows. Effective January 1, 2009, we adopted the remaining provisions of SFAS 157, which we have applied in estimating the fair value of our assets held for sale (see Note 4—Impairment Loss), and our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value when there is no active market or where the activity represents distressed sales. FSP FAS 157-4 is effective for interim and annual

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

reporting periods ending after June 15, 2009. We adopted the principles of FSP FAS 157-4 as of April 1, 2009, and our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

SFAS 160—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests, formerly known as minority interests, in a subsidiary and for the deconsolidation of a subsidiary. It requires that noncontrolling interests be reported as equity in the consolidated balance sheet and requires that net income attributable to controlling interest and to noncontrolling interests be shown separately on the face of the statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and we have adopted SFAS 160 as of January 1, 2009. As a result of our adoption, we modified our condensed consolidated statements of operations to separately present net income (loss) attributable to noncontrolling interest and net income attributable to controlling interest. Additionally, on our condensed consolidated balance sheets, presented as of December 31, 2008, we reclassified to equity the balance of $3 million associated with noncontrolling interests.

SFAS 141R—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations and, among other things, (1) requires that primarily all acquired assets, liabilities, noncontrolling interest and certain contingencies be measured at fair value, (2) broadens the scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (3) requires acquisition-related costs and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141R-1”), which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, in accordance with SFAS 157, if the fair value can be determined during the measurement period. If the fair value of such contingencies cannot be determined during the measurement period, FSP FAS 141R-1 requires that the contingencies be recognized at the acquisition date in accordance with SFAS No. 5, Accounting for Contingencies. We adopted the principles of SFAS 141R and FSP FAS 141R-1 as of January 1, 2009, and will apply such principles with respect to any business combinations occurring on or after January 1, 2009 and with respect to certain income tax matters related to previous business combinations. Because of the prospective application requirement, our adoption did not have an effect on our historical condensed consolidated statement of financial position, results of operations or cash flows.

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

FSP FAS 142-3—In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. We have adopted FSP FAS 142-3 and will apply the new standards with respect to intangible assets acquired on or after January 1, 2009. Because of the prospective application requirement, our adoption of FSP FAS 142-3 did not have an effect on our historical condensed consolidated statement of financial position, results of operations or cash flows.

FSP APB 14-1—In May 2008, the FASB issued FSP No. APB 14-1 which requires the issuer of certain convertible debt instruments to separately account for the liability and equity components of the instrument and reflect interest expense at the issuer’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principles on prior periods being recognized in retained earnings as of the beginning of the first period presented. We adopted the provisions of FSP APB 14-1, effective January 1, 2009, and have applied those provisions in accounting and reporting for our convertible senior notes. In addition to the reduction of debt balances and increase of shareholders’ equity on our condensed consolidated balance sheets for each period presented, the retrospective application of FSP APB 14-1 resulted in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of $171 million and $9 million for the years ended December 31, 2008 and 2007, respectively. See Note 8—Debt.

EITF 07-5—In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). An instrument or embedded feature that is both indexed to an entity’s own stock and potentially settled in shares may be exempt, if certain other criteria are met, from mark-to-market accounting of derivative financial instruments. EITF 07-5 addresses instruments with contingent and other

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

adjustment features that may change the exercise price or notional amount or otherwise alter the payoff at settlement. We have convertible notes outstanding that are convertible into our shares. We adopted EITF 07-5 as of January 1, 2009, and our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

FSP EITF 03-6-1—In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards containing rights to nonforfeitable dividends are considered participating securities and the holders of the unvested awards, therefore, participate in undistributed earnings with common shareholders. Accordingly, the two-class method of computing basic and diluted earnings per share must be applied to the unvested awards. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those years. We adopted FSP EITF 03-6-1 as of January 1, 2009, and we have adjusted earnings per share for all periods presented. As a result of our adoption, for each period presented, we have deducted the proportionate amount of our undistributed earnings allocable to the participating securities from net income to arrive at net income attributable to shareholders. Our adoption did not have a material effect on basic or diluted earnings per share for the three and six months ended June 30, 2008. See Note 6—Earnings per Share.

FSP FAS 132R-1—In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”), which provides additional guidance regarding required disclosures for plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. We will be required to adopt the principles of FSP FAS 132R-1 in the fourth quarter of 2009 and intend to include the additional disclosures in the notes to our financial statements for the year ending December 31, 2009. We do not expect the adoption to have a material effect on the disclosures contained in our notes to consolidated financial statements.

FSP FAS 107-1 and APB 28-1—In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We adopted the principles of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and included the additional disclosures in our notes to condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2—In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to modify the recognition requirements for and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the principles of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009, and our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

SFAS 165—In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 with regard to events occurring subsequent to June 30, 2009, and our adoption did not have a material impact on the disclosures contained in our notes to condensed consolidated financial statements. See Note 14—Subsequent Events.

SFAS 167—In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which enhances the transparency of enterprises’ involvement with variable interest entities. SFAS 167 is effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We will be required to adopt the principles of SFAS 167 in the first quarter of 2010. We are evaluating the requirements of SFAS 167, particularly with regard to our interests in TPDI and ADDCL, and have not yet determined the effect that our adoption will have on our condensed consolidated statement of financial position, results of operations or cash flows. See Note 1—Nature of Business and Principles of Consolidation.

SFAS 168—In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting standards generally accepted in the U.S. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will be required to adopt the principles of SFAS 168 in the third quarter of 2009. The adoption will have no effect on our condensed consolidated statement of financial position, results of operations or cash flows or the disclosures contained within the notes thereto.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Impairment Loss

During the three months ended June 30, 2009, we determined that the customer relationships intangible asset associated with our drilling management services was impaired due to market conditions in that reporting unit resulting from the continued global economic downturn and continued pressure on commodity prices. We estimated the fair value of the customer relationships intangible asset using the excess earnings method, a generally accepted valuation methodology that applies the income approach. Our valuation required us to project the future performance of the drilling management services unit based on unobservable inputs that require significant judgment for which there is little or no market data, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates. As a result of our impairment testing, we determined that the carrying value of the asset exceeded its fair value and recognized an impairment loss of $9 million (or $0.03 per diluted share), which had no tax effect, during the three and six months ended June 30, 2009. The carrying amounts of the customer relationships intangible asset, recorded in other assets on our condensed consolidated balance sheets, were $107 million and $121 million at June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2009, we determined that GSF Arctic II and GSF Arctic IV, both classified as assets held for sale, were impaired due to the continued global economic downturn and continued pressure on commodity prices, both of which have had an adverse effect on our industry. We estimated the fair values of these rigs based on an exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date and considering our undertakings to the Office of Fair Trading in the U.K. (“OFT”) that require the sale of the rigs with certain limitations and in a limited amount of time. We based our estimates on unobservable inputs that require significant judgment, for which there is little or no market data, including non-binding price quotes from unaffiliated parties with consideration of the current market conditions and restrictions imposed by the OFT. As a result of our evaluation, we recognized an impairment loss of $58 million (or $0.18 per diluted share) and $279 million (or $0.87 per diluted share), which had no tax effect, for the three and six months ended June 30, 2009, respectively.

Note 5—Income Taxes

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

Tax provision—Our estimated annual effective tax rates for the six months ended June 30, 2009 and June 30, 2008 were 15.4 percent and 12.9 percent, respectively. These rates were based on estimated annual income before income taxes for each period after adjusting for certain items, such as the 2008 net tax gains on rig sales, impairment losses and various other discrete items.

During the six months ended June 30, 2009, our liability for unrecognized tax benefits increased by $79 million to a total of $600 million, including $174 million of interest and penalties and net of foreign exchange rate fluctuations. We accrue interest and penalties related to our liabilities for unrecognized tax benefits as a component of income tax expense. For the six months ended June 30, 2009, we increased the liability related to interest and penalties on our unrecognized tax benefits by $25 million.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We provide a valuation allowance to offset deferred tax assets for net operating losses incurred during the year in certain jurisdictions and for other deferred tax assets where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized. As of June 30, 2009, the valuation allowance for non-current deferred tax assets was $46 million.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world. With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999. The amount of current tax benefit recognized in the six months ended June 30, 2009 from the settlement of disputes with tax authorities and the expiration of statutes of limitations was insignificant.

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

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002. The authorities issued tax assessments of approximately $243 million, plus interest, related to certain restructuring transactions, approximately $64 million, plus interest, related to a 2001 dividend payment, approximately $4 million, plus interest, related to foreign exchange deductions and approximately $2 million, plus interest, related to dividend withholding tax. We plan to appeal these tax assessments. We may be required to provide some form of financial security, in an amount up to $655 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts. Furthermore, the authorities have also issued notification of their intent to issue a tax assessment of approximately $156 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway. The authorities have indicated that they plan to seek penalties of 60 percent on all matters. We have and will continue to respond to all information requests from the Norwegian authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the six months ended June 30, 2009, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $13 million to $159 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination. The Brazil tax authorities have issued tax assessments totaling $101 million, plus a 75 percent penalty and $83 million of interest through June 30, 2009. We believe our returns are materially correct as filed, and we are vigorously contesting these assessments. We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Earnings per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share			(As adjusted)				(As adjusted)
Net income attributable to controlling interest	$806	$806	$1,065	$1,065	$1,748	$1,748	$2,214	$2,214
Undistributed net income allocable to participating securities	(5)	(5)	(2)	(2)	(10)	(10)	(5)	(5)
Net income attributable to shareholders	$801	$801	$1,063	$1,063	$1,738	$1,738	$2,209	$2,209

Denominator for earnings per share
Weighted-average shares outstanding	320	320	318	318	320	320	318	318
Effect of dilutive securities:
Stock options and other share-based awards	—	1	—	2	—	1	—	2
Stock warrants	—	—	—	1	—	—	—	1
Weighted-average shares for per share calculation	320	321	318	321	320	321	318	321

Earnings per share	$2.50	$2.49	$3.34	$3.31	$5.43	$5.42	$6.95	$6.89

Shares subject to issuance pursuant to the conversion features of the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.

Historical amounts have been adjusted to reflect our retrospective application of FSP APB 14-1 and EITF 06-3-1. See Note 3—New Accounting Pronouncements and Note 8—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Drilling Fleet Expansion and Dispositions

Drilling fleet expansion—Construction work in progress, recorded in property and equipment, was $4.7 billion and $4.5 billion at June 30, 2009 and December 31, 2008, respectively. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects (in millions):

	Six months ended June 30, 2009	Through December 31, 2008	Total costs
		(As adjusted)
Dhirubhai Deepwater KG1 (a)	$282	$384	$666
Discoverer India	167	250	417
Discoverer Luanda (b)	161	315	476
Discoverer Clear Leader (c)	116	516	632
Deepwater Champion (d)	112	264	376
Dhirubhai Deepwater KG2 (a)	92	270	362
Development Driller III (d)	89	483	572
Discoverer Inspiration	81	443	524
Sedco 700-series upgrades (c)	47	520	567
Discoverer Americas	36	478	514
Petrobras 10000 (e)	—	—	—
Capitalized interest	95	240	335
Mobilization costs	66	—	66
Total	$1,344	$4,163	$5,507

____________________

(a)

The costs for Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2 represent 100 percent of expenditures incurred prior to our investment in the joint venture ($277 million and $178 million, respectively) and 100 percent of expenditures incurred since our investment in the joint venture. TPDI is responsible for these costs. We hold a 50 percent interest in TPDI, and Pacific Drilling Limited holds the remaining 50 percent interest.

(b)

The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception. ADDCL is responsible for these costs. We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(c)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction or conversion projects have been completed as of June 30, 2009.
(d)

These costs include our initial investments in Development Driller III and Deepwater Champion of $356 million and $109 million, respectively, representing the estimated fair values of the rigs at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”).

(e)

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire Petrobras 10000 under a capital lease contract. The capital lease contract, commencing in the third quarter of 2009, has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar. Total capital costs to be incurred by Petrobras and Mitsui for the construction of the drillship are estimated to be $750 million, including $65 million of capitalized interest. Upon delivery of the rig, we will record a liability for the capital lease obligation and a corresponding addition to property and equipment based on the actual costs incurred for the construction. We are offering assistance and advisory services for the construction of Petrobras 10000 and have agreed to provide operating management services once the drillship begins operations. See Note 14—Subsequent Events.

Dispositions—During the six months ended June 30, 2009, we completed the sale of Sedco 135D. We received net proceeds from the sale of $3 million and recognized a gain of $1 million, which had no tax effect and an immaterial effect on diluted earnings per share. Additionally, we recognized net losses of $5 million and $1 million on other property and equipment disposed of during the three and six months ended June 30, 2009, respectively.

During the six months ended June 30, 2008, we completed the sale of three of our Standard Jackups (GSF High Island VIII, GSF Adriatic III and GSF High Island I). We received cash proceeds of $320 million associated with the sales, which had no effect on earnings.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	June 30,	December 31,
	2009	2008
		(As adjusted)
Commercial paper program (a) (b)	$163	$663
Term Loan due March 2010 (a) (b)	1,000	2,000
6.625% Notes due April 2011 (b)	172	174
5% Notes due February 2013	248	248
5.25% Senior Notes due March 2013 (b)	499	499
TPDI Credit Facilities due June 2015	438	288
ADDCL Secondary Loan Facility due December 2015	25	25
TPDI Notes due October 2017	111	111
ADDCL Primary Loan Facility due December 2017	424	255
6.00% Senior Notes due March 2018 (b)	997	997
7.375% Senior Notes due April 2018 (b)	247	247
Capital lease obligation due July 2026 (c)	16	16
8% Debentures due April 2027 (b)	57	57
7.45% Notes due April 2027 (b)	96	96
7% Senior Notes due June 2028	313	313
7.5% Notes due April 2031 (b)	598	598
1.625% Series A Convertible Senior Notes due December 2037 (b)	1,682	2,070
1.50% Series B Convertible Senior Notes due December 2037 (b)	2,023	1,990
1.50% Series C Convertible Senior Notes due December 2037 (b)	1,945	1,911
6.80% Senior Notes due March 2038 (b)	999	999
Total debt	12,053	13,557
Less debt due within one year (a)(c)	1,163	664
Total long-term debt	$10,890	$12,893

____________________

(a)	The commercial paper program is classified as debt due within one year at June 30, 2009 and December 31, 2008. The Term Loan is classified as debt due within one year as of June 30, 2009.
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

(c)	The capital lease obligation had less than $1 million classified as debt due within one year at both June 30, 2009 and December 31, 2008.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The scheduled maturities of our debt are as follows (in millions):

Twelve months ending June 30,
2010	$1,163
2011	2,148
2012	2,226
2013	2,978
2014	30
Thereafter	4,011
Total debt, excluding unamortized discounts, premiums and fair value adjustments	12,556
Total unamortized discounts, premiums and fair value adjustments	(503)
Total debt	$12,053

The scheduled maturities of our debt assumes the bondholders exercise their options to require us to repurchase the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes in December 2010, 2011 and 2012, respectively. These scheduled maturities exclude maturities associated with our future indebtedness in connection with Petrobras 10000, which will be held under a capital lease upon completion (see Note 14—Subsequent Events).

Commercial paper program—We maintain a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes on a private placement basis from time to time up to a maximum aggregate amount outstanding of $1.5 billion. The 364-Day Revolving Credit Facility and the Five-Year Revolving Credit Facility provide liquidity for the Program. The proceeds from the commercial paper issuance may be used for general corporate purposes. At June 30, 2009, $163 million in commercial paper was outstanding at a weighted-average interest rate of 0.6 percent.

364-Day Revolving Credit Facility—We have a 364-day, $1.08 billion revolving credit facility under the 364-Day Revolving Credit Agreement dated November 25, 2008 (the “364-Day Revolving Credit Facility”). At June 30, 2009, no amounts were outstanding under the 364-Day Revolving Credit Facility.

Term Loan—We have a $2.0 billion term credit facility under the Term Credit Agreement dated March 13, 2008, as amended (the “Term Loan”). We repaid $1.0 billion of borrowings under the Term Loan during the six months ended June 30, 2009. At June 30, 2009, $1.0 billion was outstanding at a weighted-average interest rate of 2.0 percent. See Note 9—Derivative Instruments and Hedging Activities.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”). Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent and was 0.15 percent at June 30, 2009. At June 30, 2009, we had $152 million in letters of credit issued and outstanding and no borrowings outstanding under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—In October 2008, TPDI entered into a credit agreement for a $1.190 billion secured term loan and a $75 million revolving credit facility (together, the “TPDI Credit Facilities”). The TPDI Credit Facilities will finance the construction of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2. One of our subsidiaries participates in the secured term loan with an aggregate commitment of $595 million. At June 30, 2009, $864 million was outstanding, of which $426 million was due to one of our subsidiaries and was eliminated in consolidation. The weighted-average interest rate on June 30, 2009 was 3.9 percent. See Note 9—Derivative Instruments and Hedging Activities.

ADDCL Secondary Loan Facility—ADDCL has a secondary loan agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment and an external lender provides the remaining 35 percent. At June 30, 2009, the weighted-average interest rate was 4.3 percent on the $72 million outstanding balance, of which $47 million was provided by one of our subsidiaries and has been eliminated in consolidation.

TPDI Notes—As of June 30, 2009, the TPDI Notes due October 2017 were outstanding in the principal amount of $222 million, $111 million of which was due to one of our subsidiaries and has been eliminated in consolidation. The debt bears interest at the adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable spread, and the weighted-average interest rate was 3.6 percent at June 30, 2009.

ADDCL Primary Loan Facility—ADDCL has a senior credit agreement for a credit facility comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively (collectively, the “ADDCL Primary Loan Facility”). Tranche A and Tranche B are provided by external lenders. One of our subsidiaries is the lender for Tranche C and has agreed to provide financial

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

security for borrowings under Tranche A and Tranche B until customer acceptance of Discoverer Luanda, the newbuild for which the facility was established. At June 30, 2009, the borrowings under Tranche A and Tranche B were $191 million and $233 million, respectively, at a weighted-average interest rate of 1.6 percent. At June 30, 2009, there were no borrowings outstanding under Tranche C.

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—Holders may convert their notes under certain circumstances at a rate of 5.9310 shares per $1,000 note, subject to adjustment upon the occurrence of certain events and increase upon the occurrence of certain fundamental changes. Upon conversion, we are required to deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. The Redomestication Transaction triggered the right of holders to convert the convertible notes at any time beginning on December 3, 2008 and ending on February 3, 2009. During the conversion period, we received conversion notices with respect to $490,000 principal amount of convertible notes. During the six months ended June 30, 2009, as a result of these conversions, we paid an aggregate amount of $150,000 and recognized a gain on the retirement of debt of $247,000.

During the six months ended June 30, 2009, we repurchased an aggregate principal amount of $440 million of the 1.625% Series A Convertible Senior Notes for an aggregate cash payment of $410 million. Subject to FSP APB 14-1, we recognized a loss of $10 million and recorded additional paid-in capital of $16 million. See Note 14—Subsequent Events.

Adoption of FSP APB 14-1—Effective January 1, 2009, we adopted FSP APB 14-1 (See Note 3— New Accounting Pronouncements). The incremental effect of our adoption of FSP APB 14-1 on our condensed consolidated statement of operations for the three and six months ended June 30, 2008 was as follows (in millions, except per share data):

	Three months ended June 30, 2008			Six months ended June 30, 2008
	Prior to adoption	Effect of adoption	As adjusted	Prior to adoption	Effect of adoption	As adjusted
Interest expense, net of amounts capitalized	$(111)	$(42)	$(153)	$(248)	$(82)	$(330)
Income before income tax expense	1,246	(42)	1,204	2,654	(82)	2,572
Net income (a)	1,106	(42)	1,064	2,296	(82)	2,214
Net income attributable to controlling interest (a)	$1,107	$(42)	$1,065	$2,296	$(82)	$2,214
Earnings per share
Basic	$3.48	$(0.14)	$3.34	$7.22	$(0.26)	$6.96
Diluted	$3.45	$(0.14)	$3.31	$7.15	$(0.25)	$6.90

____________________

(a)	As adjusted for SFAS 160. See Note 3—New Accounting Pronouncements.

The incremental effect of our adoption of FSP APB 14-1 on our condensed consolidated balance sheet as of December 31, 2008 is presented as follows (in millions):

	December 31, 2008
	Prior to adoption	Effect of adoption	As adjusted
Property and equipment	$25,802	$34	$25,836
Property and equipment, net	20,827	34	20,861
Other assets	867	(23)	844
Total assets	$35,171	$11	$35,182

Long-term debt	$13,522	$(629)	$12,893
Total long-term liabilities	15,943	(629)	15,314
Additional paid-in capital	6,492	821	7,313
Retained earnings	6,008	(181)	5,827
Total controlling interest shareholders’ equity (a)	16,524	640	17,164
Total equity (a)	16,527	640	17,167
Total liabilities and equity	$35,171	$11	$35,182

____________________

(a)	As adjusted for SFAS 160. See Note 3—New Accounting Pronouncements.

Property and equipment increased $34 million due to increased capitalization of interest related to our construction in progress, which resulted from the higher effective interest rates on the Convertible Senior Notes following our adoption of FSP APB 14-1.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	June 30, 2009			December 31, 2008
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$1,760	$(78)	$1,682	$2,200	$(130)	$2,070
Series B Convertible Senior Notes due 2037	2,200	(177)	2,023	2,200	(210)	1,990
Series C Convertible Senior Notes due 2037	2,200	(255)	1,945	2,200	(289)	1,911

The remaining period over which the discount will be amortized is 1.5 years for the Series A Convertible Senior Notes, 2.5 years for the Series B Convertible Senior Notes and 3.5 years for the Series C Convertible Senior Notes.

Upon adoption, we reclassified to additional paid-in capital $193 million for the Series A Convertible Senior Notes, $275 million for the Series B Convertible Senior Notes and $352 million for the Series C Convertible Senior Notes, representing the carrying amounts of the equity components.

As of June 30, 2009, no shares were issuable upon conversion of any series of the Convertible Senior Notes since the closing price per share has not exceeded the conversion price of $168.61 during the previous 30 trading days.

Following our adoption of FSP APB 14-1, the effective interest rates were 4.88% for the Series A Convertible Senior Notes, 5.08% for the Series B Convertible Senior Notes, and 5.28% for the Series C Convertible Senior Notes. Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest expense
Series A Convertible Senior Notes due 2037	$22	$25	$47	$48
Series B Convertible Senior Notes due 2037	25	25	50	47
Series C Convertible Senior Notes due 2037	25	25	50	47

Note 9—Derivative Instruments and Hedging Activities

During the six months ended June 30, 2009, TPDI entered into interest rate swaps, which are designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities. As of June 30, 2009, the aggregate notional value of these swaps was $926 million, $463 million of which was attributed to one of our subsidiaries and the related balances for this intercompany portion have been eliminated in consolidation. The notional value increases proportionately with the forecasted borrowings under the TPDI Credit Facilities to a maximum amount of $1.190 billion, of which $595 million will be attributable to one of our subsidiaries. Under the interest rate swaps, TPDI receives interest at three-month LIBOR and pays interest at a weighted-average fixed rate of 2.34 percent during the expected term of the TPDI Credit Facilities. At June 30, 2009, the interest rate swaps represented an asset of $9 million, recorded in other current assets on our condensed consolidated balance sheet, with a corresponding decrease to other comprehensive loss for the six-month period then ended.

In February 2009, we entered into interest rate swaps with an aggregate notional value of $1 billion, which are designated and have qualified as a cash flow hedge, to reduce the variability of our cash interest payments on the remaining outstanding borrowings under the Term Loan. Under the interest rate swaps, we receive interest at one-month LIBOR and pay interest at a fixed rate of 0.768 percent over the six-month period ending August 6, 2009. At June 30, 2009, the interest rate swaps represented a liability of less than $1 million, recorded in other current liabilities on our condensed consolidated balance sheet, with a corresponding increase of less than $1 million to other comprehensive loss for the six-month period then ended.

For derivative instruments that are designated and qualify as cash flow hedges, we initially recognize the gains and losses associated with the effective portions of the hedges as a component of other comprehensive income and subsequently reclassify such gains and losses in interest expense in the same period or periods during which the hedged transaction affects earnings. We recognize the gains and losses associated with the ineffective portion of the hedges in interest expense in the period in which it is realized.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10—Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents—The carrying amount approximates fair value because of the short maturities of those instruments.

Accounts receivable—The carrying amount, net of valuation allowance, approximates fair value because of the short maturities of those instruments.

Short-term investments—The carrying amount represents the estimated fair value, measured using (a) quoted prices for identical instruments in active markets and (b) pricing data that are representative of quoted prices for similar instruments in active markets or identical instruments in less active markets. As of June 30, 2009, the carrying value of our short-term investments was $174 million, with scheduled maturities through the fourth quarter of 2009.

Debt—The fair value of our fixed rate debt is measured using quoted prices for identical instruments in active markets. Our variable rate debt is included in the fair values stated below at its carrying value since the short-term interest rates cause the face value to approximate its fair value. The TPDI Notes are included in the fair values stated below at their aggregate carrying value of $111 million at both June 30, 2009 and December 31, 2008, since there is no available market price for such related party debt. The carrying values and estimated fair values of our long-term debt, including current maturities, were as follows (in millions):

	June 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
			(As adjusted)
Long-term debt, including current maturities	$12,053	$12,303	$13,557	$12,838

Derivative Instruments—The carrying amount of our derivative instruments represents the estimated fair value, measured using pricing data, including quoted prices and other observable market data, for the instruments. As of June 30, 2009, our derivative instruments represented an asset with a carrying value of $9 million, recorded in other current assets on our condensed consolidated balance sheet. We did not have any derivative instruments outstanding as of December 31, 2008.

Note 11—Retirement Plans and Other Postemployment Benefits

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost (a)
Service cost	$15	$11	$30	$23
Interest cost	17	17	33	33
Expected return on plan assets	(18)	(18)	(34)	(36)
Recognized net actuarial losses	5	1	9	1
Settlements and curtailments	—	—	2	—
Benefit cost	$19	$11	$40	$21

____________________

(a) Amounts are before income tax effect.

We expect to contribute approximately $71 million to our defined benefit pension plans in 2009, which we intend to fund from cash flow from operations. We contributed approximately $48 million to the defined benefit pension plans in the six months ended June 30, 2009.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Postretirement benefits other than pensions—We have several unfunded contributory and noncontributory other postretirement employee benefits (“OPEB”) plans covering substantially all of our U.S. employees. Components of net periodic benefit cost for the OPEB plans, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were $2 million and less than $1 million for the three months ended June 30, 2009 and 2008, and $2 million for each of the six months ended June 30, 2009 and 2008.

We expect to contribute approximately $3 million to the OPEB plans to cover benefits expected to be paid in 2009, which we intend to fund from cash flow from operations. We contributed $2 million to the OPEB plans during the six months ended June 30, 2009.

Severance plan—Following our merger with GlobalSantaFe in 2007, we established a plan to consolidate operations and administrative functions. As of June 30, 2009, we had identified 276 employees who have been or will be involuntarily terminated pursuant to this plan. We recognized $8 million and $3 million of severance expense for the six months ended June 30, 2009 and June 30, 2008, respectively, in either operating and maintenance expense or general and administrative expense. The liability associated with the severance plan, recorded in accrued liabilities, was $20 million and $21 million at June 30, 2009 and December 31, 2008, respectively. Since the plan’s inception in 2007, we have paid $44 million in termination benefits under the plan, including $9 million paid during the six months ended June 30, 2009. We expect to accrue substantially all of the remaining amounts by the end of October 2009.

Note 12—Contingencies

Legal proceedings—In 2004, several of our subsidiaries were named, along with numerous unaffiliated defendants, in 21 complaints that were filed in the Circuit Courts of the State of Mississippi involving approximately 750 plaintiffs that alleged personal injury arising out of asbestos exposure in the course of their employment by some of these defendants between 1965 and 1986. The complaints also named as defendants certain subsidiaries of TODCO and certain subsidiaries of Sedco, Inc. to whom we may owe indemnity. Further, the complaints named other unaffiliated defendant companies, including companies that allegedly manufactured drilling related products containing asbestos. The complaints alleged that the defendants used asbestos-containing products in connection with drilling operations and included allegations of negligence, strict liability, and claims allowed under the Jones Act and general maritime law. The plaintiffs generally sought awards of unspecified compensatory and punitive damages. The Special Master who was appointed to oversee these cases required that each plaintiff file a separate amended complaint for each individual plaintiff and then he dismissed the original 21 complaints. We believe that we may have a direct or indirect interest in 31 of the resulting complaints. We have not been provided with sufficient information in all claims to determine the period of the claimants’ exposure to asbestos, their medical condition or, in some cases, the vessels potentially involved in the claims. We historically have maintained broad liability insurance, but we are not certain whether our insurance will cover all liabilities arising out of the 31 claims. We intend to defend these lawsuits vigorously, but there can be no assurance as to their ultimate outcome. We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig.  Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity.  When the drilling contract with Petrobras was transferred from Schlumberger to us in the merger, the temporary import permit was not transferred. When the temporary import permit granted to Schlumberger expired in 2000, renewal filings were not immediately made and the Brazilian customs authorities threatened to cancel the temporary import permit and to collect customs duties as if the rig had been nationalized in Brazil.  Together with Schlumberger, we jointly filed an action for the purpose of avoiding cancellation of, and extending, the temporary import permit and to avoid collection of any customs duty. Other proceedings were also initiated to secure the transfer of the temporary import permit to us.  The court initially permitted the transfer of the temporary import permit but did not rule on whether the temporary admission could be extended without the payment of a financial penalty in the form of Brazilian customs duties.  In 2004, the Brazilian customs authorities issued an assessment totaling approximately $142 million against our subsidiary based on the expiration of the temporary import permit.

In April 2007, the trial court ruled that the temporary admission granted to Schlumberger and then us had expired. This ruling allowed the Brazilian customs authorities to execute on their assessment.  Following this ruling, the Brazilian customs authorities issued a revised assessment against our subsidiary and, as of June 30, 2009, the U.S. dollar equivalent of this assessment was approximately $229 million in aggregate.  In September 2007, we received a temporary ruling in our favor from a Brazilian federal court that the valuation method used by the Brazilian customs authorities was incorrect.  This temporary ruling was confirmed in January 2008 by the same Brazilian federal court, but it is still subject to review at the appellate levels in Brazil.  We intend to continue to aggressively contest this valuation and the assessment.  We have appealed the trial court’s ruling and have also filed for a renewed stay, which was granted but recently has been revoked in light of the appellate decision set forth below.  In June 2009, we received an initial unfavorable ruling at the first appellate court, which ruling remains subject to motions and appeal.  We expect that another order should nonetheless prevent enforcement of the whole amount in dispute, and it is possible that further judicial or administrative proceedings may result from this matter.  While the court had previously granted us the right to continue our appeal without the posting of a bond, it now is possible that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings.  The first appellate court further found that Schlumberger is jointly and severally liable with us.  We have also put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, and we have initiated proceedings against Schlumberger seeking a declaratory judgment in this respect.  These proceedings may be put on hold pending resolution of the assessment.  At this point, we do not know whether the Brazilian customs authorities will continue to seek to recover the assessment solely from us.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings.  We do not expect the liability, if any, resulting from this matter to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

In the third quarter of 2006, we received tax assessments of approximately $139 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations. The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient. We currently believe that the substantial majority of these assessments are without merit. We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments. In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries is involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, fundings from settlements with the primary insurers and funds received from the cancellation of certain insurance policies. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos. As of June 30, 2009, the subsidiary was a defendant in approximately 1,056 lawsuits. Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,777 plaintiffs in these lawsuits. For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries. The first of the asbestos-related lawsuits was filed against this subsidiary in 1990. Through June 30, 2009, the amounts expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs) have not been material, and all deductibles with respect to the primary insurance have been satisfied. The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1 billion in insurance limits. Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance and funds from the settlements of litigation with insurance carriers available to respond to these claims. While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

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

The codefendant filed a Notice of Appeal of the rulings of the Bankruptcy Court. GlobalSantaFe and its two subsidiaries also filed Notices of Appeal to the U.S. District Court for the District of Delaware. On January 27, 2009, the codefendant’s appeal was granted by the District Court and the bankruptcy case was remanded to the Bankruptcy Court with instructions to have the case dismissed. On

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

February 10, 2009, the Bankruptcy Court entered an order dismissing the bankruptcy case. The debtors, GlobalSantaFe and the two subsidiaries have filed Notices of Appeal of the District Court’s ruling with the U.S. Court of Appeals for the Third Circuit. On February 18, 2009, the District Court stayed its ruling which instructed the Bankruptcy Court to dismiss the case.

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

Retained risk—Our insurance program is a 12-month policy period beginning May 1, 2009. Under the program, we generally maintain a $125 million per occurrence deductible on our hull and machinery, which is subject to an aggregate deductible of $250 million. However, in the event of a total loss or a constructive total loss of a drilling unit, such loss would be subject to a deductible ranging from $500,000 to $1.5 million. Additionally, we maintain a $10 million per occurrence deductible on crew personal injury liability and $5 million per occurrence deductible on third-party property claims, which together are subject to an aggregate deductible of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted. We also carry $950 million of third-party liability coverage exclusive of the personal injury liability deductibles, third-party property liability deductibles and retention amounts described above. We retain the risk for any liability losses in excess of the $950 million limit. We have elected to self-insure operators extra expense coverage for our subsidiaries ADTI and CMI. This coverage provides protection against expenses related to well control and redrill liability associated with blowouts. Generally, ADTI’s clients assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million.

At present, the insured value of our drilling rig fleet is approximately $36 billion in aggregate. We do not generally have commercial market insurance coverage for physical damage losses to our fleet due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. We do not carry insurance for loss of revenue, except on Dhirubhai Deepwater KG1, with respect to which loss of revenue insurance is contractually required. In the opinion of management, adequate accruals have been made based on known and estimable losses related to such exposures.

Letters of credit and surety bonds—We had letters of credit outstanding totaling $594 million and $751 million at June 30, 2009 and December 31, 2008, respectively. These letters of credit guarantee various contract bidding and performance activities under various committed and uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations. Surety bonds outstanding totaled $43 million and $37 million at June 30, 2009 and December 31, 2008, respectively.

Note 13—Stock Warrants

We assumed stock warrants in connection with our merger with R&B Falcon Corporation in January 2001. Under the amended warrant agreement, each warrant holder could elect to receive 12.243 shares and $578.025 in cash upon exercise at a price of $332.50. At December 31, 2008, the cash payment feature represented a liability of $31 million recorded in other current liabilities. During the six months ended June 30, 2009, we issued 651,570 shares and paid $13 million, net of an $18 million aggregate exercise price, upon the exercise of 53,220 warrants. No warrants remained outstanding and the cash payment feature had been fully satisfied as of the stated expiration date of May 1, 2009.

Note 14—Subsequent Events

We have evaluated subsequent events through the time of our filing on August 5, 2009, the date on which we issued our financial statements.

Drilling fleet expansion and capital lease agreement—Subsequent to June 30, 2009, we accepted delivery of Petrobras 10000 and recorded additions of $750 million to property and equipment along with a corresponding increase to long-term debt.

Dispositions—In July 2009, we received net sale proceeds of $4 million in exchange for our 45 percent ownership interest in Caspian Drilling Company Limited, which operates Dada Gorgud and Istiglal under long-term bareboat charters with the owner and our partner.

Debt—Subsequent to June 30, 2009, we repurchased $65 million aggregate principal amount of the 1.625% Series A Convertible Senior Notes for an aggregate cash payment of $63 million.

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

▪	insurance matters, including adequacy of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	the possible benefits, effects or results of the redomestication transaction,
▪	debt levels, including impacts of the financial and economic downturn,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

▪ “anticipates”	▪ “may”
▪ “believes”	▪ “might”
▪ “budgets”	▪ “plans”
▪ “could”	▪ “predicts”
▪ “estimates”	▪ “projects”
▪ “expects”	▪ “scheduled”
▪ “forecasts”	▪ “should”
▪ “intends”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪

those described under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009,

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

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells. As of August 3, 2009, we owned, had partial ownership interests in or operated 133 mobile offshore drilling units. As of this date, our fleet consisted of 39 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 26 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and three Other Rigs. In addition, we had 10 Ultra-Deepwater Floaters under construction or contracted for construction.

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

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change

Average daily revenue (a)(b)	$255,900	$239,300	$16,600	$256,200	$233,700	$22,500
Utilization (b)(c)	84%	87%	n/a	87%	89%	n/a
Statement of operations
Operating revenues	$2,882	$3,102	$(220)	$6,000	$6,212	$(212)
Operating and maintenance expense	1,277	1,364	(87)	2,448	2,521	(73)
Operating income	1,121	1,350	(229)	2,440	2,890	(450)
Net income attributable to controlling interest	806	1,065	(259)	1,748	2,214	(466)

	June 30, 2009	December 31, 2008	Change
Balance sheet data (at end of period)
Cash and cash equivalents	$907	$963	$(56)
Total assets	35,257	35,182	75
Total debt	12,053	13,557	(1,504)

____________________

“n/a” means not applicable

(a)

Average daily revenue is defined as contract drilling revenue earned per revenue earning day. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations. Stacking rigs that typically have lower dayrates, such as Midwater Floaters and Jackups, has the effect of increasing the average daily revenue since these rig types are typically contracted at lower dayrates compared to the High-Specification Floaters.

(b)

Excludes Joides Resolution, a drillship engaged in scientific geological coring activities, that is owned by a joint venture in which we have a 50 percent interest and is accounted for under the equity method of accounting.

(c)

Utilization is the total actual number of revenue earning days as a percentage of the total number of available rig calendar days in the period. Idle and stacked rigs are included in the calculation and reduce the utilization rate to the extent these rigs are not earning revenues. Newbuilds are included in the calculation upon acceptance by the client.

The downturn in the global economy and the commodity prices, which have decreased from the historical highs experienced in 2008, have had and continue to have an adverse effect on our operations. Still, we continue to experience historically high average dayrates due to previously executed contract commitments. High-specification units continue to attract interest from customers; however, moored Deepwater Floaters, Midwater Floaters and Jackups have sustained diminished demand.

We currently have four Midwater Floaters, including one that is held for sale, and 15 Jackups that are stacked, and we expect to stack more rigs as they come off contract. A stacked rig, is one that is manned by a reduced crew or unmanned and typically has reduced operating costs and is (a) preparing for an extended period of inactivity, (b) expected to continue to be inactive for an extended period, or (c) completing a period of extended inactivity. See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for a discussion of some of the risks associated with continued depressed levels of commodity prices and an extended worldwide economic downturn.

We have recently completed construction on four Ultra-Deepwater newbuilds and each has departed the shipyard. As of August 3, 2009, none of these units were accepted by their respective clients and commenced their respective contracts. By the end of 2009, we expect to complete construction on one additional Ultra-Deepwater newbuilds.

Over the last few years, a shortage of qualified personnel in our industry caused an increase in compensation costs and suppliers increased prices as their backlogs grew. We expect increasing worldwide unemployment, a stronger U.S. dollar and a continued decline in commodity prices to slow the rate of escalation in these costs or cause these costs to decrease over time.

Our revenues for the six months ended June 30, 2009 decreased from the prior year period primarily as a result of lower contract intangible revenues and other revenues along with decreased activity in our non-drilling operations. Our operating and maintenance expenses for the same period decreased from the prior year period in connection with such decreased activity (see “—Outlook”). Total debt as of June 30, 2009 decreased compared to December 31, 2008, as a result of repayment of borrowings under the Term Loan and repurchases of 1.625% Series A Convertible Senior Notes during the first half of 2009. See “—Liquidity and Capital Resources-Sources and Uses of Liquidity.”

Outlook

Drilling market—Commodity prices have strengthened from recent lows in the last several months and this strengthening appears to have led to some renewed interests from our customers. However, the economic downturn continues to have a negative impact on our business and has resulted in liquidity issues for a few clients, who may be at risk of being unable to fulfill their obligations. Even though we are engaged in advanced discussions with clients on several opportunities, we have only signed a few new contracts during the last several months. Our contract backlog has declined to $33.7 billion at August 3, 2009 compared to $35.8 billion as of May 5, 2009 and $39.8 billion as of December 31, 2008. We believe the economic downturn and commodity prices, which have fallen from the historical highs experienced in 2008, have led to diminished demand for the jackups, midwater and moored deepwater units in the near term and, as a result, we expect to experience lower dayrates than previously contracted for these rigs as contracts are renewed as well as further stacking of rigs. However, we have not seen and do not expect to see as significant an impact on our High-Specification Floater fleet due to the limited availability of rigs in this class during the near term.

We are currently seeing an increase in sublet activity across all rig classes, which could have an adverse impact on the availability of opportunities for our fleet. We anticipate contracting opportunities for the remainder of 2009 to remain at the current low level unless commodity prices strengthen further.

The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period. As of August 3, 2009, the uncommitted fleet rates for the remainder of 2009, 2010, 2011 and 2012 are as follows:

Uncommitted fleet rate	2009	2010	2011	2012
High-Specification Floaters	5%	11%	29%	45%
Midwater Floaters	25%	44%	78%	86%
High-Specification Jackups	41%	66%	77%	90%
Standard Jackups	42%	69%	84%	97%

Even though oil prices have strengthened from recent lows and we have recently been engaged in an increasing number of advanced discussions with customers, we have obtained only one firm commitment for a High-Specification Floater in the last several months. The global economic downturn may have a near-term negative effect on dayrates in the High-Specification Floater fleet, especially within the moored Deepwater Floater fleet. The reduced contracting has, in turn, contributed to a decline in our High-Specification Floater contract backlog to $27.1 billion as of August 3, 2009, from $27.9 billion as of May 5, 2009. We only have two High-Specification Floaters coming off contract in 2009 and another seven in 2010. Although we have been engaged in advanced discussions with clients for some rigs in this fleet, any inability to obtain new contracts for the rigs in this fleet may result in a continued decline in our backlog. Although recent subletting of our High-Specification Floater fleet appears to have had a minimal impact on 2009, we cannot be certain of the impact on future years. Due to current weak demand for moored Deepwater units and the availability of a number of these units for 2010, we expect to see continued dayrate and utilization weakness absent further stabilization or increases in commodity pricing.

Longer term, we anticipate that the deepwater market will benefit from the limited supply of deepwater capable rigs available for contract. As of August 3, 2009, we had 47 of our 49 current and future High-Specification Floaters contracted through the end of 2009, with 40, including all of our newbuilds, contracted into or beyond 2011. These 40 units also include 26 of our 28 current and future Ultra-Deepwater Floaters. We believe the continued exploration successes in the deepwater offshore provinces of Brazil, Angola, India and the U.S. Gulf of Mexico will sustain the significant demand for the Ultra-Deepwater Floaters and support our long-term positive outlook for our High-Specification Floater fleet.

For our Midwater Floater fleet, which includes 26 semisubmersible rigs, near-term customer demand has declined significantly, resulting in the absence of tendering opportunities and the stacking of four of our midwater floaters, including one that is classified as held for sale. Considering the weakness in midwater floater markets, particularly in the U.K., coupled with potential competition from the available moored Deepwater units, subletting of the rigs under existing contracts, and the cancellation of or delays in customer programs in other Midwater Floater markets, we expect near-term reduction in dayrates and the stacking of additional rigs in this fleet. The impact on our Midwater Floater fleet of the expected reduction in dayrates and activity is partially mitigated by the fact that 61 percent of our Midwater Floater fleet is committed to contracts that extend into 2010.

We continue to experience weakness in the jackup market. Considering the number of jackups that are under construction without customer contracts and the lack of customer demand, we expect dayrates and utilization to continue to decrease in our Jackup fleet as contracts are renewed. We believe the delivery of the uncontracted units currently under construction will further adversely impact the market for jackups through 2009 and beyond. As of August 3, 2009, we had 15 stacked jackups. With 12 of our 65 jackups completing their current contracts in 2009, continued or additional weakening of the Jackup market will continue to result in the stacking of additional rigs.

We expect our total revenues to be lower in 2009 than in 2008. The lost revenue associated with stacked and idle rigs, the anticipated sale of GSF Arctic II, the termination of management contracts for Dada Gorgud and Istiglal in 2009, and the sale of three jackups in 2008 are all expected to result in reduced contract drilling revenues mostly offset by the benefits of the commencement of new contracts with higher average dayrates and the commencement of operations of five of our newbuilds and Sedco 706. Additionally, contract drilling intangible revenues and other revenues are expected to collectively decline, primarily due to the expected impact of reduced activity and lower commodity prices on our non-drilling operations.

We expect our total operating and maintenance costs in 2009 to decrease compared to 2008 due to lower operating costs associated with a number of jackups and midwater floaters that have been and may be stacked during 2009, the anticipated sale of GSF Arctic II in 2009, the termination of management contracts for Dada Gorgud and Istiglal in 2009, and the sale of three jackups during 2008. In addition, we expect support costs to decline due to various overhead cost-reduction initiatives and decreased non-drilling activity. These reductions in 2009 are expected to be partially offset by an increase in operating and maintenance costs as a result of the commencement of operations of five of our deepwater newbuilds and Sedco 706 and the expected bareboat charter costs for GSF Arctic IV after its anticipated sale in 2009. Our projected operating and maintenance costs for 2009 remain uncertain given current economic and market conditions and could be significantly impacted by the actual level of activity and other factors.

We have seven existing contracts with fixed-price or capped options, and we expect that a number of these options will not be exercised by our customers in 2009 in light of the current market environment. Well-in-progress or similar provisions of our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays could be significant.

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

Insurance matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions. Effective May 1, 2009, we renewed our hull and machinery and third-party liability insurance coverages with provisions similar to the existing policies. Subject to large self-insured retentions, we carry hull and machinery insurance covering physical damage to the rigs for operational risks worldwide, and we carry liability insurance covering damage to third parties. However, we do not generally have commercial market insurance coverage for physical damage losses, including liability for removal of wreck expenses, to our rigs due to hurricanes in the U.S. Gulf of Mexico and war perils worldwide. Additionally, we do not carry insurance for loss of revenue, except on Dhirubhai Deepwater KG1, with respect to which loss of revenue is contractually required. Also, for our subsidiaries ADTI and CMI, we generally self-insure operators’ extra expense coverage. This coverage provides protection against expenses related to well control and redrill liability associated with blowouts. Generally, ADTI’s clients assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million. In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

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

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002. The authorities issued tax assessments of approximately $243 million, plus interest, related to certain restructuring transactions, approximately $64 million, plus interest, related to a 2001 dividend payment, approximately $4 million, plus interest, related to foreign exchange deductions and approximately $2 million, plus interest, related to dividend withholding tax. We plan to appeal these tax assessments. We may be required to provide some form of financial security, in an amount up to $655 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts. Furthermore, the authorities have also issued notification of their intent to issue a tax assessment of approximately $156 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway. The authorities have indicated that they plan to seek penalties of 60 percent on all matters. We have and will continue to respond to all information requests from the Norwegian authorities. We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the six months ended June 30, 2009, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $13 million to $159 million due to the accrual of interest and exchange rate fluctuations. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination. The Brazil tax authorities have issued tax assessments totaling $101 million, plus a 75 percent penalty and $83 million of interest through June 30, 2009. We believe our returns are materially correct as filed, and we are vigorously contesting these assessments. We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

See Notes to Condensed Consolidated Financial Statements—Note 5—Income Taxes.

Regulatory matters—In June 2007, GlobalSantaFe Corporation’s (“GlobalSantaFe”) management retained outside counsel to conduct an internal investigation of its Nigerian and West African operations, focusing on brokers who handled customs matters with respect to its affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws.  GlobalSantaFe commenced its investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s announced settlement implicating a third party handling customs matters in Nigeria.  In each case, the customs broker was reported to be Panalpina Inc., which GlobalSantaFe used to obtain temporary import permits for its rigs operating offshore Nigeria.  GlobalSantaFe voluntarily disclosed its internal investigation to the U.S. Department of Justice (the “DOJ”) and the SEC and, at their request, expanded its investigation to include the activities of its customs brokers in other West African countries.  The investigation is focusing on whether the brokers have fully complied with the requirements of their contracts, local laws and the FCPA and GlobalSantaFe’s possible involvement in any inappropriate or illegal conduct in connection with such brokers.  In late November 2007, GlobalSantaFe received a subpoena from the SEC for documents related to its investigation.  In this connection, the SEC advised GlobalSantaFe that it had issued a formal order of investigation.  After the completion of the merger with GlobalSantaFe, outside counsel began formally reporting directly to the audit committee of our board of directors.  Our legal representatives are keeping the DOJ and SEC apprised of the scope and details of their investigation and producing relevant information in response to their requests.

On July 25, 2007, our legal representatives met with the DOJ in response to a notice we received requesting such a meeting regarding our engagement of Panalpina Inc. for freight forwarding and other services in the U.S. and abroad.  The DOJ informed us that it is conducting an investigation of alleged FCPA violations by oil service companies who used Panalpina Inc. and other brokers in Nigeria and other parts of the world.  We developed an investigative plan which has continued to be amended and which would allow us to review and produce relevant and responsive information requested by the DOJ and SEC.  The investigation was expanded to include one of our agents for Nigeria.  This investigation and the legacy GlobalSantaFe investigation are being conducted by outside counsel who reports directly to the audit committee of our board of directors.  The investigation has focused on whether the agent and the customs brokers have fully complied with the terms of their respective agreements, the FCPA and local laws and the company’s and its employees’ possible involvement in any inappropriate or illegal conduct in connection with such brokers and agent.  Our outside counsel has coordinated their efforts with the DOJ and the SEC with respect to the implementation of our investigative plan, including keeping the DOJ and SEC apprised of the scope and details of the investigation and producing relevant information in response to their requests.  The SEC has also now issued a formal order of investigation in this case and issued a subpoena for further information, including information related to the U.S. Treasury Department’s Office of Foreign Assets Control’s (“OFAC”) investigation described below.

Our internal compliance program has detected a potential violation of U.S. sanctions regulations in connection with the shipment of goods to our operations in Turkmenistan.  Goods bound for our rig in Turkmenistan were shipped through Iran by a freight forwarder.  Iran is subject to a number of economic regulations, including sanctions administered by OFAC, and comprehensive restrictions on the export and re-export of U.S.-origin items to Iran.  Iran has been designated as a state sponsor of terrorism by the U.S. State Department.  Failure to comply with applicable laws and regulations relating to sanctions and export restrictions may subject us to criminal sanctions and civil remedies, including fines, denial of export privileges, injunctions or seizures of our assets.  We have self-reported the potential violation to OFAC and retained outside counsel who is conducting an investigation of the matter.

We are continuing to cooperate with the DOJ, SEC and OFAC.  We expect these investigations will continue to result in the incurrence of significant legal fees and related expenses as well as involve significant management time. We cannot predict the ultimate outcome of these investigations, the total costs to be incurred in completing the investigations, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties. In response to these investigations, we have implemented measures to strengthen and expand our compliance program and training.

Performance and Other Key Indicators

Contract backlog—The following table presents our contract backlog, including firm commitments only, for our contract drilling services segment as of June 30, 2009, March 31, 2009 and June 30, 2008. Firm commitments are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution. Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues. The amount of actual revenue earned will be different than the amounts shown in the table below due to various factors, including shipyard and maintenance projects, unplanned downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate, as well as customer liquidity issues and the ability of our customers to terminate contracts under certain circumstances.

	June 30, 2009	March 31, 2009	June 30, 2008
	(In millions)
Contract backlog
High-Specification Floaters (a)	$27,022	$28,267	$26,945
Midwater Floaters	4,272	4,991	5,798
High-Specification Jackups	356	457	682
Standard Jackups	2,234	2,869	4,223
Other Rigs	91	93	131
Total	$33,975	$36,677	$37,779

____________________

(a)	Includes contract backlog for our newbuilds.

Fleet average daily revenue and utilization—The following tables present the average daily revenue and utilization for our contract drilling services segment for each of the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008. See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	June 30, 2009	March 31, 2009	June 30, 2008
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$450,500	$451,000	$390,400
Deepwater Floaters	339,600	336,900	317,400
Harsh Environment Floaters	374,500	351,100	379,400
Total High-Specification Floaters	397,600	393,800	360,500
Midwater Floaters	302,700	314,700	299,300
High-Specification Jackups	161,400	169,500	178,000
Standard Jackups	149,200	156,400	149,400
Other Rigs	48,300	46,700	77,400
Total fleet average daily revenue	255,900	256,500	239,300

Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	91%	96%	87%
Deepwater Floaters	82%	85%	81%
Harsh Environment Floaters	93%	100%	98%
Total High-Specification Floaters	88%	92%	86%
Midwater Floaters	84%	89%	82%
High-Specification Jackups	87%	99%	91%
Standard Jackups	82%	89%	89%
Other Rigs	59%	99%	100%
Total fleet average utilization	84%	91%	87%

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the first six months of 2009 were our cash flows from operating activities, proceeds from our short-term investments and borrowings under our credit facilities. Our primary uses of cash were capital expenditures (including for newbuild construction), purchases of short-term investments, repayments of borrowings under our credit facilities and repurchases of our convertible senior notes. At June 30, 2009, we had $907 million in cash and cash equivalents.

	Six months ended June 30,
	2009	2008	Change
	(As adjusted)
Net cash from operating activities	(In millions)
Net income	$1,747	$2,214	$(467)
Amortization of drilling contract intangibles	(179)	(414)	235
Depreciation, depletion and amortization	715	704	11
Impairment loss	288	—	288
Other non-cash items	218	(55)	273
Changes in operating assets and liabilities	228	44	184
	$3,017	$2,493	$524

Net cash provided by operating activities increased primarily due to cash generated from net income adjusted for non-cash activity resulting primarily from impairment losses, intangible amortization and other non-cash items as well as cash generated from a decrease in net operating assets and liabilities.

	Six months ended June 30,
	2009	2008	Change
	(As adjusted)
Net cash from investing activities	(In millions)
Capital expenditures	$(1,655)	$(1,189)	$(466)
Proceeds from disposal of assets, net	8	347	(339)
Proceeds from short-term investments	393	—	393
Purchases of short-term investments	(234)	—	(234)
Joint ventures and other investments, net	—	(3)	3
	$(1,488)	$(845)	$(643)

Net cash used in investing activities for the six months ended June 30, 2009 increased primarily due to capital expenditures for the construction of five of our ten Ultra-Deepwater Floaters, additional purchases of short-term investments and decreased proceeds from asset sales due to the sale of three rigs during the first six months of 2008 with no comparable activity in the first six months of 2009. Partially offsetting the increase in net cash used in investing activities was cash received from our investments in The Reserve International Liquidity Fund and The Reserve Primary Fund during the first six months of 2009 of $262 million and $8 million, respectively. In addition, we received proceeds from the maturity of our short-term investments in the amount of $123 million.

We include investments in highly liquid debt instruments with an original maturity of three months or less in cash and cash equivalents. In September 2008, The Reserve announced that certain funds, including The Reserve Primary Fund and The Reserve International Liquidity Fund Ltd., had lost the ability to maintain a net asset value of $1.00 per share due to losses in connection with the bankruptcy of Lehman Brothers Holdings, Inc. (“Lehman Holdings”). According to its public disclosures, The Reserve stopped processing redemption requests in order to develop an orderly plan of liquidation that would protect all of the funds’ shareholders. Based on statements made by the funds, we recorded an impairment charge in the third quarter of 2008 in the amount of $16 million associated with our proportional interest in the debt instruments of Lehman Holdings held by the funds until such time as we receive our liquidated portion of the assets. Through June 30, 2009, we received $262 million invested in The Reserve International Liquidity Fund and another $67 million invested in The Reserve Primary Fund. As of June 30, 2009, the carrying values of our investments in The Reserve Primary Fund and The Reserve International Liquidity Fund were $7 million and $56 million, respectively. The timing of our ability to access the remaining funds is uncertain. Potential rulings or decisions by courts or regulators may impact further distributions by the funds.

	Six months ended June 30,
	2009	2008	Change
Net cash from financing activities	(As adjusted) (In millions)
Change in short-term borrowings, net	$(500)	$(355)	$(145)
Proceeds from debt	319	2,051	(1,732)
Repayments of debt	(1,410)	(3,673)	2,263
Payments for warrant exercises, net	(13)	(4)	(9)
Proceeds from share-based compensation plans, net	22	61	(39)
Excess tax benefit from share-based compensation plans	1	11	(10)
Other, net	(4)	(4)	—
	$(1,585)	$(1,913)	$328

Net cash used in financing activities decreased primarily due to lower proceeds from debt and more cash used to repurchase our convertible senior notes during the six months ended June 30, 2009 compared to the same period in 2008.

Fleet Expansion, Acquisitions and Dispositions

Fleet expansion—Capital expenditures, including capitalized interest of $95 million, totaled $1.7 billion during the six months ended June 30, 2009, substantially all of which related to the Contract Drilling segment. The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects incurred through June 30, 2009 and expected in future years (in millions):

	Total costs through June 30, 2009	Expected costs for the remainder of 2009	Estimated costs thereafter	Total estimated cost at completion
	(As adjusted)
Dhirubhai Deepwater KG1 (a)	$666	$29	$—	$695
Discoverer Clear Leader (b)	632	3	—	635
Development Driller III (c)	572	78	—	650
Sedco 700-series upgrades (b)	567	4	—	571
Discoverer Inspiration	524	146	—	670
Discoverer Americas	514	111	—	625
Discoverer Luanda (d)	476	47	137	660
Discoverer India	417	147	166	730
Deepwater Champion (c)	376	165	199	740
Dhirubhai Deepwater KG2 (a)	362	69	259	690
Petrobras 10000 (e)	—	750	—	750
Capitalized interest	335	76	89	500
Mobilization costs	66	64	80	210
Total	$5,507	$1,689	$930	$8,126

____________________

(a)

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

(b)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction or conversion projects have been completed as of June 30, 2009.
(c)

Total costs include our initial investments in Development Driller III and Deepwater Champion of $356 million and $109 million, respectively, representing the estimated fair values of the rigs at the time of our merger with GlobalSantaFe.

(d)

The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception. Angola Deepwater Drilling Company Limited (“ADDCL”) is responsible for these costs. We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(e)

In June 2008, we reached an agreement with subsidiaries of Petrobras and Mitsui to acquire Petrobras 10000 under a capital lease contract. The capital lease contract, commencing in the third quarter of 2009, has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar. Total capital costs to be incurred by Petrobras and Mitsui for the construction of the drillship are estimated to be $750 million, including $65 million of capitalized interest. Upon delivery of the rig, we will record a liability for the capital lease obligation and a corresponding addition to property and equipment based on the actual costs incurred for the construction. We are offering assistance and advisory services for the construction of Petrobras 10000 and have agreed to provide operating management services once the drillship begins operations. Subsequent to June 30, 2009, we accepted delivery of Petrobras 10000 and recorded additions of $750 million to property and equipment along with a corresponding increase to long-term debt.

During 2009, we expect capital expenditures to be approximately $3.8 billion, including approximately $2 billion of cash capital costs for our major construction and conversion projects and $750 million in non-cash capital costs related to the Petrobras 10000 capital lease. The level of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity and the level of capital expenditures for which our customers agree to reimburse us.

As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction.

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales. We also have available credit under the Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings. We intend to fund the cash requirements of our joint ventures for capital expenditures in connection with newbuild construction through their respective credit facilities. The continued economic downturn and related instability in the global financial system could impact the availability of these sources of funding.

Acquisitions—From time to time, we review possible acquisitions of businesses and drilling rigs and may, in the future, make significant capital commitments for such purposes. Any such acquisition could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.

Dispositions—From time to time, we may review possible dispositions of drilling units. During the six months ended June 30, 2009, we completed the sale of Sedco 135-D. We received net proceeds from the sale of $3 million and recognized a gain of $1 million. In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic for cash proceeds of $169 million. In December 2008, the buyer failed to perform under the agreement. Under the terms of the agreement, the buyer forfeited an escrow deposit in the amount of $17 million, which we received in January 2009.

We continue to market for sale our two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in connection with our previously announced undertakings to the Office of Fair Trading in the U.K. (“OFT”). At June 30, 2009, GSF Arctic II and GSF Arctic IV were classified as assets held for sale in the aggregate amount of $186 million on our consolidated balance sheet.

In July 2009, we received net sale proceeds of $4 million in exchange for our 45 percent ownership interest in Caspian Drilling Company Limited, which operates Dada Gorgud and Istiglal under long-term bareboat charters with the owner and our partner.

Sources and Uses of Liquidity

Overview—We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, repayment of short-term debt, capital expenditures and working capital needs. From time to time, we may also use bank lines of credit and commercial paper borrowing to maintain liquidity for short-term cash needs. During the six months ended June 30, 2009, we repurchased $440 million aggregate principal amount of the 1.625% Series A Convertible Senior Notes in the open market for an aggregate cash purchase price of $410 million. Subsequent to June 30, 2009, we repurchased an additional $65 million aggregate principal amount of the 1.625% Series A Convertible Senior Notes for an aggregate cash purchase price of $63 million. Subject in each case to then existing market conditions and to our then expected liquidity needs, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.

Our shareholders authorized our board of directors, at its discretion, to repurchase shares for cancellation with an aggregate purchase price of up to 3.50 billion Swiss francs. We plan to fund any share repurchases from current and future cash balances and do not plan to use debt to fund any repurchases. See “—Share repurchase program.” From time to time, we may also use bank lines of credit and commercial paper borrowing to maintain liquidity for short-term cash needs.

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. The continued economic downturn and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets deteriorate. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Bank credit agreements—We have a $1.08 billion revolving credit facility under the 364-Day Revolving Credit Agreement dated November 25, 2008 (the “364-Day Revolving Credit Facility”), which will expire in November 2009, a $2.0 billion term credit facility under the Term Credit Agreement dated March 13, 2008, as amended (the “Term Loan”), which will expire on March 13, 2010, and a $2.0 billion five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the

“Five-Year Revolving Credit Facility”), which will expire on November 27, 2012. At July 27, 2009, no borrowings were outstanding under either the 364-Day Revolving Credit Facility or the Five-Year Revolving Credit Facility. We had $152 million in letters of credit issued and outstanding under the Five-Year Revolving Credit Facility at July 27, 2009.

At July 27, 2009, we had $1.0 billion outstanding under the Term Loan, which will expire on March 13, 2010, at a weighted-average interest rate of 2.0 percent.

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

Commercial paper program—We have a commercial paper program (the “Program”), for which the 364-Day Revolving Credit Facility and the Five-Year Revolving Credit Facility provide liquidity. At July 27, 2009, $287 million was outstanding under the Program at a weighted-average interest rate of 0.5 percent.

ADDCL Primary Loan Facility—ADDCL has a senior credit agreement for a credit facility comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively (collectively, the “ADDCL Primary Loan Facility”). Tranche A and Tranche B are provided by external lenders. One of our subsidiaries is the lender for Tranche C and has agreed to provide financial security for borrowings under Tranche A and Tranche B until customer acceptance of Discoverer Luanda, the newbuild for which the facility was established. Tranche A requires semi-annual payments beginning six months after the rig’s first well commencement date, currently scheduled for third quarter 2010, and matures in December 2017. Tranche B matures upon customer acceptance of Discoverer Luanda, and is expected to be repaid with borrowings under Tranche C. Tranche C is subordinate to Tranche A and Tranche B and due after Tranche A is fully repaid or, if earlier, by February 2015. When Tranche C is funded, it will be eliminated in consolidation. The ADDCL Primary Loan Facility will be secured by the rig upon completion of its construction and may be prepaid in whole or in part without premium or penalty. ADDCL is required to maintain certain cash balances, as defined in the loan agreement, to service the debt. The ADDCL Primary Loan Facility also limits the ability of ADDCL to incur additional indebtedness, make distributions and other payments and acquire assets. At July 27, 2009, the borrowings under Tranche A and Tranche B were $191 million and $233 million, respectively, at a weighted-average interest rate of 1.6 percent. At July 27, 2009, there were no borrowings outstanding under Tranche C.

ADDCL Secondary Loan Facility—ADDCL has a secondary loan agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment and an external lender provides the remaining 35 percent. The facility is payable in full the earlier of 90 days after the fifth anniversary of the first well commencement or December 2015 and may be prepaid in whole or in part without premium or penalty. At July 27, 2009, the weighted-average interest rate was 4.3 percent on the $72 million outstanding balance, of which $47 million was provided by one of our subsidiaries and has been eliminated in consolidation.

TPDI Credit Facilities—TPDI has a credit agreement for a $1.190 billion secured term loan and a $75 million revolving credit facility (together, the “TPDI Credit Facilities”). The TPDI Credit Facilities provide financing for the construction of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG 2, which when completed will serve as security against the outstanding debt. One of our subsidiaries participates in the secured term loan with an aggregate commitment of $595 million. The senior tranche requires quarterly payments with a final payment on the earlier of (1) June 2015 and (2) the fifth anniversary of the acceptance date of the second rig. The junior tranche is due in full on the earlier of (1) June 2015 and (2) the fifth anniversary of the acceptance date of the second rig. The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum liquidity requirement, a minimum debt service ratio and a maximum leverage ratio. The TPDI Credit Facilities may be repaid in whole or in part without premium or penalty. At July 27, 2009, $883 million was outstanding, of which $435 million was due to one of our subsidiaries and was eliminated in consolidation. The weighted-average interest rate on July 27, 2009 was 3.9 percent.

TPDI Notes—As of July 27, 2009, The TPDI Notes due October 2017 had an aggregate outstanding principal amount of $222 million, $111 million of which was due to one of our subsidiaries and has been eliminated in consolidation. The weighted-average interest rate on July 27, 2009 was 3.6 percent.

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

Share repurchase program—In May 2009, at our Annual General Meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to 3.50 billion Swiss francs (which is equivalent to approximately U.S. $3.2 billion at an exchange rate as of the close of trading on July 30, 2009 of U.S. $1.00 to 1.088 Swiss francs). The board of directors has not authorized repurchases under the repurchase program at this time, but may do so in the future.

The board of directors or company management upon delegation by the board of directors, as applicable, may decide, based upon the company’s ongoing capital requirements, the price of the company’s shares, regulatory and tax considerations, cash flow generation, the relationship between the company’s contractual backlog and debt, general market conditions and other factors, that the company should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently repurchase fewer shares or not repurchase any shares under this program. Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon the factors set forth above. The company plans to fund any such share repurchases from the company’s current and future cash balances and does not plan to use debt to fund any such repurchases.

Any shares repurchased under this program are expected to be purchased from time to time from market participants that have acquired those shares on the open market and that can fully recover Swiss withholding tax resulting from the share repurchase. Repurchases could also be made by tender offer, in privately negotiated transactions or by any other share repurchase method. Any repurchased shares would be held by the company for cancellation by the shareholders at a future annual general meeting. The share repurchase program does not have an established expiration date and could be suspended or discontinued by the company’s board of directors or company management, as applicable, at any time.

Under Swiss corporate law, our board of directors may, without any shareholder approval, and to the extent we have freely distributable reserves as shown on our Swiss statutory balance sheet, authorize the repurchase of our shares up to an amount that would not cause us to hold more than 10 percent of our issued shares as treasury shares at any time. As of June 30, 2009, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately four percent of our issued shares. At the annual general meeting in May 2009, the shareholders approved the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares that our board of directors has also recommended to our shareholders (the “Currently Approved Program”). We may only repurchase shares to the extent freely distributable reserves are available. Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares. Based on the current amount of shares held as treasury shares, approximately six percent of our issued shares could be repurchased for purposes of retention as additional treasury shares. Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of June 30, 2009, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008, except as described below.

In the six months ended June 30, 2009, we contributed approximately $48 million to our defined benefit pension plans.  For the year ending December 31, 2009, our remaining minimum funding requirement is $16 million for our non-U.S. defined benefit pension plans, and our contributions to our U.S. defined benefit pension plans has exceeded our minimum funding requirement.  Due to market conditions, the minimum funding requirements for future periods cannot be reasonably estimated.

As of June 30, 2009, the total liability for unrecognized tax benefit related to uncertain tax positions, net of prepayments, was $600 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial commitments—As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

We have established a wholly owned captive insurance company which insures various risks of our operating subsidiaries. Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions. The cash investments are currently expected to range from $100 million to $200 million by the end of 2009 depending upon our claim experience, timing of claim payments and insurance premiums written by and dividends paid by the captive insurance company. The amount of cash investment is difficult to forecast because of the volatile nature of claim frequency and severity.

Derivative Instruments

During the six months ended June 30, 2009, TPDI entered into interest rate swaps, which are designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit

Facilities. As of June 30, 2009, the aggregate notional value of these swaps was $926 million, $463 million of which was attributed to one of our subsidiaries and the related balances for this intercompany portion have been eliminated in consolidation. The notional value increases proportionately with the forecasted borrowings under the TPDI Credit Facilities to a maximum amount of $1.190 billion, of which $595 million will be attributable to one of our subsidiaries. Under the interest rate swaps, TPDI receives interest at three-month London Interbank Offered Rate (“LIBOR”) and pays interest at a weighted-average fixed rate of 2.34 percent during the expected term of the TPDI Credit Facilities. At June 30, 2009, the interest rate swaps represented an asset of $9 million, recorded in other current assets on our condensed consolidated balance sheet, with a corresponding decrease to other comprehensive loss for the six-month period then ended.

In February 2009, we entered into interest rate swaps with an aggregate notional value of $1 billion, which are designated and have qualified as a cash flow hedge, to reduce the variability of our cash interest payments on the remaining outstanding borrowings under the Term Loan. Under the interest rate swaps, we receive interest at one-month LIBOR and pay interest at a fixed rate of 0.768 percent over the six-month period ending August 6, 2009. At June 30, 2009, the interest rate swaps represented a liability of less than $1 million, recorded in other current liabilities on our condensed consolidated balance sheet, with a corresponding increase of less than $1 million to other comprehensive loss for the six-month period then ended.

For derivative instruments that are designated and qualify as cash flow hedges, we initially recognize the gains and losses associated with the effective portions of the hedges as a component of other comprehensive income and subsequently reclassify such gains and losses in interest expense in the same period or periods during which the hedged transaction affects earnings. We recognize the gains and losses associated with the ineffective portion of the hedges in interest expense in the period in which it is realized.

Operating Results

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended June 30,
	2009	2008	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days	10,261	10,845	(584)	(5)%
Utilization	84%	87%	n/a	(3)%
Average daily revenue	$255,900	$239,300	$16,600	7%

Contract drilling revenues	$2,625	$2,596	$29	1%
Contract drilling intangible revenues	75	190	(115)	(61)%
Other revenues	182	316	(134)	(42)%
	2,882	3,102	(220)	(7)%
Operating and maintenance expense	(1,277)	(1,364)	87	6%
Depreciation, depletion and amortization	(360)	(337)	(23)	(7)%
General and administrative expense	(53)	(45)	(8)	(18)%
Impairment loss	(67)	—	(67)	n/m
Loss from disposal of assets, net	(4)	(6)	2	33%
Operating income	1,121	1,350	(229)	(17)%
Other income (expense), net
Interest income	1	10	(9)	(90)%
Interest expense, net of amounts capitalized	(114)	(153)	39	25%
Loss on retirement of debt	(8)	(1)	(7)	n/m
Other, net	(8)	(2)	(6)	n/m
Income tax expense	(184)	(140)	(44)	(31)%
Net income	808	1,064	(256)	(24)%
Net income (loss) attributable to noncontrolling interest	2	(1)	3	n/m
Net income attributable to controlling interest	$806	$1,065	$(259)	(24)%

____________________

“n/a” means not applicable

“n/m” means not meaningful

Contract drilling revenues increased primarily due to higher average daily revenue mostly offset by lower average utilization. Our average daily revenue increases as we commence operations under new contracts that offer higher dayrates. In addition, our average daily revenue increases as we stack rigs in our Midwater Floaters and Jackups fleets, since rigs in these classes are typically contracted at lower dayrates compared to those in our High-Specification Floaters fleet. The lower utilization was primarily due to lower revenues of $212 million resulting from the stacking of 18 rigs, including one held for sale, during the three months ended June 30, 2009 compared to an absence of stacked time for these rigs during the three months ended June 30, 2008.

Contract drilling intangible revenues of $75 million were recognized during the three months ended June 30, 2009 as a result of the fair market valuation of GlobalSantaFe drilling contracts in effect at the time of the merger with GlobalSantaFe. Contract drilling intangible revenues declined compared to $190 million recognized in 2008 due to completion of contracts valued in connection with the merger.

Other revenues for the three months ended June 30, 2009 decreased primarily due to a $140 million decrease in non-drilling operations due to reduced activity.

Operating and maintenance expense decreased primarily due to reduced activity in our non-drilling operations, the stacking of 18 rigs, and lower costs associated with rigs operating during 2009 that were out of service for shipyard or maintenance projects during the same period in 2008. These decreases were partially offset by increases in personnel costs partly related to share-based compensation expense.

Depreciation, depletion and amortization increased primarily due to $10 million of expense on four legacy GlobalSantaFe rigs, the useful lives of which were reduced subsequent to the first half of 2008, and $4 million of expense on Sedco 706 after the completion of its upgrade and return to service. The increase is partially offset by a decrease of $5 million on four rigs useful lives being extended subsequent to the first half of 2008

During the three months ended June 30, 2009, GSF Arctic II and GSF Arctic IV, both classified as assets held for sale, were impaired due to the continued global economic downturn and the restrictions on the required sale of these rigs imposed by the OFT. We recognized an impairment loss of $58 million for these rigs during the three months ended June 30, 2009. We also recognized an impairment loss of $9 million on the customer relationships intangible asset associated with our drilling management services reporting unit during the three months ended June 30, 2009. There was no comparable activity during the same period of 2008.

The decrease in interest expense was primarily attributable to $31 million associated with debt repaid or repurchased subsequent to the second quarter of 2008, $9 million associated with lower borrowings outstanding under our commercial paper program and $10 million related to increased capitalized interest during the three months ended June 30, 2009. Partially offsetting the decrease was $10 million of expense related to additional debt incurred subsequent to the second quarter of 2008.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is little to no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at June 30, 2009 and 2008 were 15.4 percent and 12.9 percent, respectively, based on estimated 2009 and 2008 annual income before income taxes after adjusting for certain items such as the impairment loss and prior period adjustments. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the three months ended June 30, 2009, the impact of the various discrete items was a net expense of $16 million resulting in a tax rate of 18.5 percent on earnings before income taxes. For the three months ended June 30, 2008, the impact of the various discrete period tax items was a net tax benefit of $2 million, resulting in a tax rate of 11.6 percent on earnings before income taxes.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Following is an analysis of our operating results. See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

	Six months ended June 30,
	2009	2008	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days	21,311	22,369	(1,058)	(5)%
Utilization	87%	89%	n/m	(2)%
Average daily revenue	$256,200	$233,700	$22,500	10%

Contract drilling revenues	$5,459	$5,227	$232	4%
Contract drilling intangible revenues	179	414	(235)	(57)%
Other revenues	362	571	(209)	(37)%
	6,000	6,212	(212)	(3)%
Operating and maintenance expense	(2,448)	(2,521)	73	3%
Depreciation, depletion and amortization	(715)	(704)	(11)	(2)%
General and administrative expense	(109)	(94)	(15)	(16)%
Impairment loss	(288)	—	(288)	n/m
Loss from disposal of assets, net	—	(3)	3	100%
Operating income	2,440	2,890	(450)	(16)%
Other income (expense), net
Interest income	2	23	(21)	(91)%
Interest expense, net of amounts capitalized	(250)	(330)	80	24%
Loss on retirement of debt	(10)	(3)	(7)	n/m
Other, net	—	(8)	8	100%
Income tax expense	(435)	(358)	(77)	(22)%
Net income	1,747	2,214	(467)	(21)%
Net loss attributable to noncontrolling interest	(1)	—	(1)	n/m
Net income attributable to controlling interest	$1,748	$2,214	$(466)	(21)%

____________________

“n/a” means not applicable

“n/m” means not meaningful

Contract drilling revenues increased primarily due to higher average daily revenue partly offset by lower average utilization. Our average daily revenue increases as we commence operations under new contracts that offer higher dayrates. In addition, our average daily revenue increases as we stack rigs in our Midwater Floaters and Jackups fleets, since rigs in these classes are typically contracted at lower dayrates compared to those in our High-Specification Floaters fleet. The lower utilization was primarily due to lower revenues of $314 million resulting from the stacking of 18 rigs, including one held for sale, during the six months ended June 30, 2009 compared to an absence of stacked time for these rigs during the six months ended June 30, 2008, partially offset by lower out of service time for shipyard, mobilization, maintenance and repair projects in the six months ended June 30, 2009, as compared to the same period in 2008.

Contract drilling intangible revenues of $179 million were recognized during the six months ended June 30, 2009 as a result of the fair market valuation of GlobalSantaFe drilling contracts in effect at the time of the merger with GlobalSantaFe. Contract drilling intangible revenues declined compared to $414 million recognized during the six months ended June 30, 2008 due to completion of contracts valued in connection with the merger.

Other revenues for the six months ended June 30, 2009 decreased primarily due to a $209 million decrease in non-drilling operations due to reduced activity.

Operating and maintenance expenses decreased primarily due to reduced activity in our non-drilling operations during the period. These decreases were partially offset by increases in personnel costs.

Depreciation, depletion and amortization increased primarily due to $21 million of expense on four legacy GlobalSantaFe rigs, the useful lives of which were reduced subsequent to the first half of 2008, and $5 million of expense on Sedco 706 after the completion of its upgrade and return to service.

The decrease was offset by an increase of $11 million from ADTI contract backlog being fully amortized during the first half of 2008 with no comparable activity during the same period of 2009 and $9 million due to rig useful lives being extended subsequent to the first half of 2008.

During the six months ended June 30, 2009, GSF Arctic II and GSF Arctic IV, both classified as assets held for sale, were impaired due to the continued global economic downturn and the restrictions on the required sale of these rigs imposed by the OFT. We recognized an impairment loss of $279 million for these rigs during the six months ended June 30, 2009. We also recognized an impairment loss of $9 million on the customer relationships intangible asset associated with our drilling management services reporting unit during the six months ended June 30, 2009. There was no comparable activity during the same period of 2008.

The decrease in interest income was primarily due to investment income recognized on legacy GlobalSantaFe investments during the first six months of 2008 with no comparable activity during the same period of 2009.

The decrease in interest expense was primarily attributable to $76 million associated with debt repaid subsequent to the second half of 2008. In addition, $13 million of the decrease is associated with lower borrowings outstanding under our commercial paper program and $20 million related to increased capitalized interest for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Partially offsetting the decrease was $23 million of expense related to additional borrowings or new debt acquired subsequent to the second half of 2008.

We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income. There is no expected relationship between the provision for income taxes and income before income taxes. The estimated annual effective tax rates at June 30, 2009 and 2008 were 15.4 percent and 12.9 percent, respectively, based on estimated 2009 and 2008 annual income before income taxes after adjusting for certain items such as impairment losses, net gains on sales of assets and prior period adjustments. The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits. For the six months ended June 30, 2009, the impact of the various discrete items was a net tax expense of $51 million resulting in a tax rate of 19.9 percent on earnings before income taxes. For the six months ended June 30, 2008, the impact of the various discrete period tax items was a net tax expense of $25 million, resulting in a tax rate of 13.9 percent on earnings before income taxes.

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

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. These estimates require significant judgments, assumptions and estimates. Management has discussed each of these critical accounting estimates with the audit committee of the board of directors. During the six months ended June 30, 2009, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) issued Accounting Principals Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) which requires the issuer of certain convertible debt instruments to separately account for the liability and equity components of the instrument and reflect interest expense at the issuer’s market rate of borrowing for non-convertible debt instruments. FSP APB 14-1 requires retrospective restatement of all periods presented with the cumulative effect of the change in accounting principles on prior periods being recognized in retained earnings as of the beginning of the first period presented. We adopted the provisions of FSP APB 14-1, effective January 1, 2009, and have applied those provisions in accounting and reporting for our convertible senior notes. In addition to the reduction of debt balances and increase of shareholders’ equity on our condensed consolidated balance sheets for each period presented, the retrospective application of FSP APB 14-1 resulted in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of $171 million and $9 million for the years ended December 31, 2008 and 2007, respectively. See Notes to Condensed Consolidated Financial Statements Note 8—Debt.

For a discussion of the other new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Notes to Condensed Consolidated Financial Statements Note 3— New Accounting Pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt. The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-month periods ending June 30 relating to debt obligations as of June 30, 2009 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	6/30/09
Total debt
Fixed rate	$ 1,000	$ 1,926	$ 2,200	$ 2,950	$ 1	$ 3,755	$11,832	$11,579
Average interest rate	0.8%	2.1%	1.5%	2.4%	9.8%	6.3%	3.3%
Variable rate	$ 163	$ 222	$ 26	$ 28	$ 29	$ 256	$ 724	$ 724
Average interest rate	8.3%	1.6%	1.6%	1.6%	1.6%	5.5%	4.5%

__________________________

(a)

Maturity dates of the face value of our debt assume the put options on the 1.625% Series A Convertible Senior Notes, the 1.50% Series B Convertible Senior Notes and the 1.50%  Series C Convertible Senior Notes will be exercised in December 2010, December 2011 and December 2012, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At June 30, 2009, we had approximately $724 million of variable rate debt at face value (six percent of total debt at face value). This variable rate debt primarily represented borrowings under the ADDCL Primary Loan Facility and our commercial paper program. Based upon the June 30, 2009 and December 31, 2008 variable rate debt outstanding amounts, a one percentage point change in interest rates would result in a corresponding change in annual interest expense of approximately $7 million and $33 million, respectively. In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase. Using June 30, 2009 and December 31, 2008 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $9 million and $4 million per year, respectively.

We have entered into certain interest rate swaps to reduce the variability of cash interest payments associated with certain variable rate debt, and the effect of these swaps has been reflected in the table above. See “—Derivative Instruments.”

In connection with the merger with GlobalSantaFe, we acquired GSF Jack Ryan, which is subject to a fully defeased financing lease arrangement with a remaining term of 11 years. As a result, we have assumed the rights and obligations under the terms of the defeasance arrangement executed by GlobalSantaFe with three financial institutions, whereby we are required to make additional payments if the defeasance deposit does not earn a rate of return of at least 8.00 percent per year, the interest rate expected at the inception of the agreement. The defeasance deposit earns interest based on the British pound three-month LIBOR, which was 1.191 percent as of June 30, 2009. If the interest rate were to remain fixed at this rate for the next four years, we would be required to make an additional payment of approximately $21.2 million during that period. We do not expect that, if required, any additional payments made under this defeasance arrangement would be material to our condensed consolidated statement of financial position, results of operations or cash flows.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk. These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these previously reported matters during the three and six months ended June 30, 2009.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to our internal controls during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have certain actions or claims pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 12—Contingencies. We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 5—Income Taxes. We are also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings. There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2009	2,932	$63.31	—	$
May 2009	628	$75.61	—	$
June 2009	1,446	$77.65	—	$
Total	5,006	$68.99	—	$

_________________

(1)

Total number of shares purchased in the second quarter of 2009 consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)

In May 2009, at the Annual General Meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to 3.50 billion Swiss francs (which is equivalent to approximately U.S. $3.2 billion at an exchange rate as of the close of trading on July 30, 2009 of U.S. $1.00 to 1.088 Swiss francs). The board of directors may delegate its share repurchase authority to company management to repurchase shares under the share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of Transocean Ltd. held on May 15, 2009, 215,103,199 shares were represented in person or by proxy out of 320,711,567 shares outstanding and entitled to vote as of the record date, constituting a quorum. The matters submitted to a vote of shareholders, as set forth in our proxy statement relating to the meeting, and the corresponding voting results were as follows:

(i)

With respect to the approval of the 2008 Annual Report, the consolidated financial statements of Transocean Ltd. for fiscal year 2008 and the statutory financial statements of Transocean Ltd. for fiscal year 2008, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
212,919,581	524,732	16,487,088	N/A

(ii)	With respect to the discharge of the Board of Directors and executive officers from activities during fiscal year 2008, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
204,133,443	2,850,540	7,340,609	N/A

(iii)

With respect to the appropriation of the available retained earnings without payment of a dividend to shareholders for fiscal year 2008 and the release of 3.5 billion Swiss francs of legal reserves (additional paid-in capital) to other reserves, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
211,516,960	3,017,003	557,436	N/A

(iv)	With respect to the approval of our 3.5 billion Swiss franc share repurchase program, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
211,941,990	2,779,270	369,192	N/A

(v)	With respect to the approval of the amendment and restatement of our Long-Term Incentive Plan, the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
159,303,408	11,376,728	811,948	43,599,346

(vi) With respect to the reelection of director nominees as set forth in our proxy statement relating to the meeting, the following number of votes were cast:

Name of Nominee	For	Against	Withheld/ Abstain
Victor E. Grijalva (Class III Director)	212,965,053	1,516,620	609,727
W. Richard Anderson (Class I Director)	213,047,568	1,425,710	618,120
Richard L. George (Class I Director)	213,100,769	1,370,913	619,717
Robert L. Long (Class I Director)	213,042,810	1,437,908	610,682
Edward R. Muller (Class I Director)	213,007,601	1,465,288	618,511

(vii) With respect to the approval of our appointment of Ernst & Young LLP as independent registered public accounting firm for 2009 and reelection of Ernst & Young Ltd., Zurich, as the Transocean Ltd.’s auditor pursuant to the Swiss Code of Obligations for a further one-year term the following number of votes were cast:

For	Against/ Authority Withheld	Exceptions/ Abstain	Broker Non-Votes
213,466,320	1,313,623	311,487	N/A

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number	Description
* 10.1	Consulting Arrangement with Gregory L. Cauthen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2009)
* 10.2

Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

* 10.3	Base Salary and 2009 Annual Cash Bonus Opportunity Percentage for Ricardo H. Rosa (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2009)
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

____________________

*	Incorporated by reference as indicated.
**	To be furnished by amendment.

†	Filed herewith.