Form 10-Q/A
period 2009-06-30
Transocean Ltd.
filed 2009-08-14
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q/A

(Amendment No. 1)

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

______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

As of July 29, 2009, 321,054,154 shares were outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Transocean Ltd.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission on August 6, 2009 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the date on which we issued our financial statements in the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.3	Base Salary and 2009 Annual Cash Bonus Opportunity Percentage for Ricardo H. Rosa (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2009)
*	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	101.INS	XBRL Instance Document
†	101.SCH	XBRL Taxonomy Extension Schema
†	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
†	101.LAB	XBRL Taxonomy Extension Label Linkbase
†	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________________

*	Previously filed.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2009.

TRANSOCEAN LTD.

By:	/s/ Gregory L. Cauthen

Gregory L. Cauthen

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

By:	/s/ John H. Briscoe

John H. Briscoe

Vice President and Controller

(Principal Accounting Officer)