Form 10-Q
period 2009-09-30
Transocean Ltd.
filed 2009-11-04
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
     (Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑

As of October 27, 2009, 321,145,301 shares were outstanding.

TRANSOCEAN LTD.
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Operating revenues
Contract drilling revenues	$2,602	$2,699	$8,061	$7,926
Contract drilling intangible revenues	58	143	237	557
Other revenues	163	350	525	921
	2,823	3,192	8,823	9,404
Costs and expenses
Operating and maintenance	1,396	1,426	3,844	3,947
Depreciation, depletion and amortization	367	336	1,082	1,040
General and administrative	54	46	163	140
	1,817	1,808	5,089	5,127
Impairment loss	(46)	—	(334)	—
Loss from disposal of assets, net	(3)	(1)	(3)	(4)
Operating income	957	1,383	3,397	4,273

Other income (expense), net
Interest income	—	7	2	30
Interest expense, net of amounts capitalized	(115)	(143)	(365)	(473)
Loss on retirement of debt	(7)	—	(17)	(3)
Other, net	9	(12)	9	(20)
	(113)	(148)	(371)	(466)

Income before income tax expense	844	1,235	3,026	3,807
Income tax expense	138	175	573	533

Net income	706	1,060	2,453	3,274
Net loss attributable to noncontrolling interest	(4)	(3)	(5)	(3)

Net income attributable to controlling interest	$710	$1,063	$2,458	$3,277

Earnings per share
Basic	$2.20	$3.32	$7.63	$10.27
Diluted	$2.19	$3.30	$7.61	$10.19

Weighted average shares outstanding
Basic	321	319	320	318
Diluted	322	321	321	321

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)

Net income	$706	$1,060	$2,453	$3,274

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit cost	—	—	(39)	(7)
Recognized components of net periodic benefit cost	4	2	13	3
Unrealized gain (loss) on derivative instruments	(8)	—	1	—
Other, net	—	(1)	—	(3)

Other comprehensive income (loss) before income taxes	(4)	1	(25)	(7)
Income taxes related to other comprehensive income (loss)	—	—	3	3
Other comprehensive income (loss), net of income taxes	(4)	1	(22)	(4)

Total comprehensive income	702	1,061	2,431	3,270
Total comprehensive loss attributable to noncontrolling interest	(14)	—	(4)	—

Total comprehensive income attributable to controlling interest	$716	$1,061	$2,435	$3,270

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2009	December 31, 2008

		(As adjusted)
Assets
Cash and cash equivalents	$886	$963
Short-term investments	180	333
Accounts receivable, net of allowance for doubtful accounts of $76 and $114 at September 30, 2009 and December 31, 2008, respectively	2,614	2,864
Materials and supplies, net of allowance for obsolescence of $57 and $49 at September 30, 2009 and December 31, 2008, respectively	457	432
Deferred income taxes, net	87	63
Assets held for sale	186	464
Other current assets	193	230
Total current assets	4,603	5,349

Property and equipment	28,513	25,836
Less accumulated depreciation	5,983	4,975
Property and equipment, net	22,530	20,861
Goodwill	8,134	8,128
Other assets	751	844
Total assets	$36,018	$35,182

Liabilities and equity
Accounts payable	$827	$914
Accrued income taxes	136	317
Debt due within one year	702	664
Other current liabilities	919	806
Total current liabilities	2,584	2,701

Long-term debt	11,220	12,893
Deferred income taxes, net	772	666
Other long-term liabilities	1,736	1,755
Total long-term liabilities	13,728	15,314

Commitments and contingencies

Shares, CHF 15.00 par value, 502,852,947 authorized, 167,617,649 contingently authorized, 335,235,298 issued and 321,139,451 outstanding at September 30, 2009; 502,852,947 authorized, 167,617,649 contingently authorized, 335,235,298 issued and 319,262,113 outstanding at December 31, 2008	4,470	4,444
Additional paid-in capital	7,394	7,313
Retained earnings	8,285	5,827
Accumulated other comprehensive loss	(442)	(420)
Total controlling interest shareholders’ equity	19,707	17,164
Noncontrolling interest	(1)	3
Total equity	19,706	17,167
Total liabilities and equity	$36,018	$35,182

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Cash flows from operating activities
Net income	$706	$1,060	$2,453	$3,274
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of drilling contract intangibles	(58)	(143)	(237)	(557)
Depreciation, depletion and amortization	367	336	1,082	1,040
Share-based compensation expense	23	16	66	49
Excess tax benefit from share-based compensation plans	(9)	—	(10)	(11)
Impairment loss	46	16	334	16
Loss from disposal of assets, net	3	1	3	4
Loss on retirement of debt	7	—	17	3
Amortization of debt issue costs, discounts and premiums, net	51	44	160	129
Deferred revenue, net	29	(3)	72	22
Deferred expenses, net	(3)	(3)	(38)	(132)
Deferred income taxes	24	60	50	4
Other, net	7	7	30	(1)
Changes in operating assets and liabilities	213	(121)	441	(77)
Net cash provided by operating activities	1,406	1,270	4,423	3,763

Cash flows from investing activities
Capital expenditures	(540)	(514)	(2,195)	(1,703)
Proceeds from disposal of assets, net	2	5	10	352
Proceeds from short-term investments	29	14	422	14
Purchases of short-term investments	(34)	(408)	(268)	(408)
Joint ventures and other investments, net	5	—	5	(3)
Net cash used in investing activities	(538)	(903)	(2,026)	(1,748)

Cash flows from financing activities
Change in short-term borrowings, net	254	202	(246)	(153)
Proceeds from debt	26	303	345	2,354
Repayments of debt	(1,173)	(1,000)	(2,583)	(4,673)
Payments for warrant exercises, net	—	—	(13)	(4)
Proceeds from (taxes paid for) share-based compensation plans, net	(6)	(12)	16	49
Excess tax benefit from share-based compensation plans	9	—	10	11
Other, net	1	(7)	(3)	(11)
Net cash used in financing activities	(889)	(514)	(2,474)	(2,427)

Net decrease in cash and cash equivalents	(21)	(147)	(77)	(412)
Cash and cash equivalents at beginning of period	907	976	963	1,241
Cash and cash equivalents at end of period	$886	$829	$886	$829

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1—Nature of Business and Principles of Consolidation

Nature of business—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world.  Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  At September 30, 2009, we owned, had partial ownership interests in or operated 135 mobile offshore drilling units.  As of this date, our fleet consisted of 41 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 26 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and three Other Rigs.  We also have eight Ultra-Deepwater Floaters under construction (see Note 7—Drilling Fleet Expansion and Dispositions).

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

Transocean Pacific Drilling Inc. (“TPDI”) and Angola Deepwater Drilling Company Limited (“ADDCL”), two joint venture companies in which we hold interests, were formed to commission the construction, ownership and operation of certain ultra-deepwater drillships.  We have determined that each of these joint venture companies meets the criteria of a variable interest entity for which we are the primary beneficiary for accounting purposes because its equity at risk is insufficient to permit it to carry on its activities without additional subordinated financial support from us.  As a result, we consolidate TPDI and ADDCL in our consolidated financial statements, we eliminate intercompany transactions, and we present the interests that are not owned by us as noncontrolling interest on our condensed consolidated balance sheets.  The carrying values associated with these two joint ventures, after eliminating the effect of intercompany transactions, were as follows (in millions):

	September 30, 2009			December 31, 2008
	Assets	Liabilities	Net carrying value	Assets	Liabilities	Net carrying value
Variable interest entity
TPDI	$1,175	$609	$566	$803	$413	$390
ADDCL	558	484	74	354	307	47
Total	$1,733	$1,093	$640	$1,157	$720	$437

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Note 2—Summary of Significant Accounting Policies

Basis of presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise identified.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, materials and supplies obsolescence, investments, goodwill and other intangible assets, property and equipment and other long-lived assets, income taxes, share-based compensation, pensions and other postretirement benefits, other employment benefits and contingent liabilities.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $48 million and $143 million for the three and nine months ended September 30, 2009, respectively.  Capitalized interest costs for the three and nine months ended September 30, 2008 were $41 million and $117 million, respectively, as adjusted for the adoption of the accounting standards update regarding convertible debt instruments that may be settled in cash upon conversion.  See Note 3—New Accounting Pronouncements and Note 8—Debt.

Share-based compensation—Share-based compensation expense for the three and nine months ended September 30, 2009 was $23 million ($21 million, or $.07 per diluted share, net of tax) and $66 million ($60 million, or $0.19 per diluted share, net of tax), respectively.   Share-based compensation expense for the three and nine months ended September 30, 2008 was $16 million ($15 million, or $0.05 per diluted share, net of tax) and $49 million ($43 million, or $0.13 per diluted share, net of tax), respectively.

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period’s presentation.  Except for certain reclassifications associated with our adoption of the accounting standards update regarding convertible debt instruments that may be settled in cash upon conversion (see Note 3—New Accounting Pronouncements and Note 8—Debt), these reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Note 3—New Accounting Pronouncements

Recently Adopted Accounting Standards

Generally accepted accounting principles—Effective July 1, 2009, we adopted the accounting principles established by The FASB Accounting Standards Codification™, declared by the Financial Accounting Standards Board (“FASB”) as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting standards generally accepted in the U.S.  Our adoption did not have an effect on our condensed consolidated statement of financial position, results of operations or cash flows or on the disclosures contained within the notes thereto.

Earnings per share—Effective January 1, 2009, we adopted the accounting standards update relating to participating securities, which clarifies that all outstanding unvested share-based payment awards containing rights to nonforfeitable dividends are considered participating securities and the holders of the unvested awards, therefore, participate in undistributed earnings with common shareholders.  Accordingly, the two-class method of computing basic and diluted earnings per share must be applied to the unvested awards.  The update is effective for fiscal years beginning after December 15, 2008, and for interim periods within those years.  As a result of our adoption, we have adjusted our earnings per share for each period presented by deducting the proportionate amount of our undistributed earnings allocable to the participating securities from net income to arrive at net income attributable to shareholders.  Our adoption did not have a material effect on basic or diluted earnings per share for the three and nine months ended September 30, 2008.  See Note 6—Earnings per Share.

Investments – debt and equity securities—Effective April 1, 2009, we adopted the accounting standards update related to other-than-temporary impairments of investments in debt and equity securities, which modified the recognition requirements for

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

and enhanced the presentation and disclosure of such impairments in the financial statements.  The update was effective for interim and annual reporting periods ending after June 15, 2009.  Our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Intangibles – goodwill and other—Effective January 1, 2009, we adopted the accounting standards update related to intangible assets, which amends factors that should  be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible on an interim basis.  Because of the prospective application requirement, our adoption did not have an effect on our historical condensed consolidated statement of financial position, results of operations or cash flows.

Debt—Effective January 1, 2009, we adopted the accounting standards update regarding convertible debt instruments that may be settled in cash upon conversion, which requires the issuer of certain convertible debt instruments to separately account for the liability and equity components of the instrument and reflect interest expense at the issuer’s market rate of borrowing for non-convertible debt instruments.  As a result of our adoption, we retrospectively restated all periods presented with the cumulative effect of the change in accounting principles on prior periods being recognized in retained earnings as of the beginning of the first period presented.  We have applied these provisions in accounting and reporting for our convertible senior notes.  In addition to the reduction of debt balances and increase of shareholders’ equity on our condensed consolidated balance sheets for each period presented, the retrospective application resulted in a non-cash increase to our annual historical interest expense, net of amounts capitalized, of $171 million and $9 million for the years ended December 31, 2008 and 2007, respectively.  See Note 8—Debt.

Business combinations—Effective January 1, 2009, we adopted the accounting standards update regarding business combinations, which requires (a) primarily all acquired assets, liabilities, noncontrolling interest and certain contingencies be measured at fair value, (b) broader scope of business combinations to include all transactions in which one entity gains control over one or more other businesses and (c) acquisition-related costs and anticipated restructuring costs of the acquired company to be recognized separately from the acquisition.  Assets and liabilities arising from contingencies related to a business combination must be recognized at their acquisition-date fair values if the fair values can be determined during the measurement period.  If the fair values of such contingencies cannot be determined during the measurement period, they must be recognized at the acquisition date if the contingencies are probable and an amount can be reasonably estimated.  We will apply such principles with respect to any business combinations occurring after January 1, 2009 and with respect to certain income tax matters related to business combinations that occurred prior to our adoption.  Because of the prospective application requirement, our adoption did not have an effect on our historical condensed consolidated statement of financial position, results of operations or cash flows.

Consolidation—Effective January 1, 2009, we adopted the accounting standards update related to noncontrolling interests that established accounting and reporting requirements for (a) noncontrolling interests in a subsidiary and (b) the deconsolidation of a subsidiary.  The update requires that noncontrolling interests be reported as equity in the consolidated balance sheet and requires that net income attributable to controlling interest and to noncontrolling interests be shown separately on the face of the statement of operations.  As a result of our adoption, we modified our condensed consolidated statements of operations to separately present net income (loss) attributable to noncontrolling interest and net income attributable to controlling interest.  Additionally, on our condensed consolidated balance sheet, presented as of December 31, 2008, we reclassified to equity the balance of $3 million associated with noncontrolling interests.

Derivatives and hedging—Effective January 1, 2009, we adopted the accounting standards update related to derivative instruments and hedging activities, which required enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Because of our limited use of derivative instruments, our adoption did not have a significant impact on the disclosures contained in our notes to condensed consolidated financial statements.

Effective January 1, 2009, we adopted the accounting standards update related to stock-indexed instruments, which provided guidance in determining whether an instrument or embedded feature is indexed to an entity’s own stock.  An instrument or embedded feature that is both indexed to an entity’s own stock and potentially settled in shares may be exempt, if certain other criteria are met, from mark-to-market accounting of derivative financial instruments.  The update also addressed instruments with contingent and other adjustment features that may change the exercise price or notional amount or otherwise alter the payoff at settlement.  We have convertible notes outstanding that are convertible into our shares.  Our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Fair value measurements and disclosures—Effective January 1, 2008, we adopted the accounting standards update related to fair value measurement of financial instruments that (a) defines fair value, thereby offering a single source of guidance for the application of fair value measurement, (b) establishes a framework for measuring fair value that contains a three-level hierarchy for the inputs to valuation techniques, and (c) expands disclosure requirements about fair value measurements.  To estimate fair value, we use various generally accepted valuation methodologies.  Our valuation techniques require inputs that we categorize using a three-level hierarchy as follows: (1) unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) unobservable inputs that require significant judgment for which there is little or no market data (“Level 3”).  Our adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Effective January 1, 2009, we adopted the remaining provisions of the accounting standards update for fair value measurement of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which we have applied in estimating the fair value of our intangible assets and assets held for sale (see Note 4—Impairment Loss).  Our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Effective April 1, 2009, we adopted the accounting standards update related to measuring fair value when the volume and level of activity for the assets or liability have significantly decreased and identifying transactions that are not orderly, which provides additional guidance for estimating fair value when there is no active market or where the activity represents distressed sales on an interim and annual reporting basis.  Our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Financial instruments—Effective for the quarter ended June 30, 2009, we adopted the accounting standards update that requires disclosures about fair value of financial instruments for interim and annual reporting periods of publicly traded companies.  The update was effective for interim reporting periods ending after June 15, 2009.  We have included the additional disclosures in our notes to condensed consolidated financial statements.  See Note 10—Fair Value of Financial Instruments.

Subsequent events—Effective for events occurring subsequent to June 30, 2009, we adopted the accounting standards update regarding subsequent events, which (a) establishes the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Adoption was effective for interim or annual financial periods ending after June 15, 2009.  Our adoption did not have a material impact on the disclosures contained in our notes to condensed consolidated financial statements.  See Note 14—Subsequent Events.

Recently Issued Accounting Standards Not Yet Adopted

Compensation – retirement benefits—Effective for the year ending December 31, 2009, we will adopt the accounting standards update regarding employers’ disclosures about postretirement benefit plan assets, which provides additional guidance for required disclosures related to plan assets of a defined benefit pension or other postretirement plan.  The update is effective for fiscal years ending after December 15, 2009.  We will include the additional disclosures in the notes to our financial statements for the year ending December 31, 2009 and do not expect the adoption to have a material effect on the disclosures contained therein.

Consolidation—Effective January 1, 2010, we will adopt the accounting standards update requiring enhanced transparency of our involvement with variable interest entities.  The update is effective as of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We are evaluating these requirements, particularly with regard to our interests in TPDI and ADDCL, and have not yet determined the effect that our adoption will have on our condensed consolidated statement of financial position, results of operations or cash flows.  See Note 1—Nature of Business and Principles of Consolidation.

Fair value measurements and disclosures—Effective October 1, 2009, we will adopt the accounting standards update related to measuring liabilities at fair value, which requires that, if a quoted price for an identical liability is not available, then fair value should be measured using a valuation technique that considers either (a) the quoted price of an identical liability when traded as an asset or the quoted prices of similar liabilities or similar liabilities when traded as assets or (b) an income approach or a market approach.  This update also clarifies that a reporting entity is not required to include inputs relating to the existence of a restriction that prevents the transfer of a liability.  We do not expect our adoption to have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 4—Impairment Loss

Assets held for sale—During the nine months ended September 30, 2009, we determined that GSF Arctic II and GSF Arctic IV, both classified as assets held for sale, were impaired due to the continued global economic downturn and continued pressure on commodity prices, both of which have had an adverse effect on our industry.  We estimated the fair values of these rigs based on an exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date and considering our undertakings to the Office of Fair Trading in the U.K. (“OFT”) that require the sale of the rigs with certain limitations and in a limited amount of time.  We based our estimates on unobservable inputs that require significant judgment, for which there is little or no market data, including non-binding price quotes from unaffiliated parties with consideration of the current market conditions and restrictions imposed by the OFT.  As a result of our evaluation, we recognized an impairment loss of $279 million (or $0.87 per diluted share), which had no tax effect, for the nine months ended September 30, 2009.  We did not recognize an impairment loss related to our assets held for sale during the three months ended September 30, 2009.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Intangible assets—During the three and nine months ended September 30, 2009, we determined that the customer relationships and trade name intangible assets associated with our drilling management services reporting unit were impaired due to market conditions resulting from the continued global economic downturn and continued pressure on commodity prices.  We estimated the fair value of the customer relationships intangible asset using the multi-period excess earnings method, and we estimated the fair value of the trade name using the relief from royalty method, both generally accepted valuation methodologies that apply the income approach.  Our valuations were based on projections of the future performance of the drilling management services reporting unit using unobservable inputs that require significant judgment, for which there is little or no market data, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our impairment testing, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and we recognized impairment losses of $40 million and $49 million (or $0.12 and $0.15 per diluted share), respectively, for the three months and nine months ended September 30, 2009, which had no tax effect in either period.  Additionally, we determined that the carrying amount of the trade name intangible asset exceeded its fair value, and we recognized an impairment loss of $6 million (or $0.02 per diluted share), which had no tax effect, during the three months and nine months ended September 30, 2009.  The carrying amounts of the customer relationships and the trade name intangible assets, recorded in other assets, were $65 million and $39 million at September 30, 2009 and $121 million and $45 million at December 31, 2008, respectively.

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

Tax provision—Our estimated annual effective tax rates for the nine months ended September 30, 2009 and September 30, 2008 were 15.7 percent and 13.8 percent, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for certain items, such as the 2008 net tax gains on rig sales, impairment losses and various other discrete items.

During the nine months ended September 30, 2009, our liability for unrecognized tax benefits increased by $127 million to a total of $648 million, including $193 million of interest and penalties and net of foreign exchange rate fluctuations.  We accrue interest and penalties related to our liabilities for unrecognized tax benefits as a component of income tax expense.  For the nine months ended September 30, 2009, we increased the liability related to interest and penalties on our unrecognized tax benefits by $44 million.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  We provide a valuation allowance to offset deferred tax assets for net operating losses incurred during the year in certain jurisdictions and for other deferred tax assets where, in the opinion of management, it is more likely than not that the financial statement benefit of these losses will not be realized.  As of September 30, 2009, the valuation allowance for non-current deferred tax assets was $41 million.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999.  The amount of current tax benefit recognized in the nine months ended September 30, 2009 from the settlement of disputes with tax authorities and the expiration of statutes of limitations was insignificant.

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

Tax positions—With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. taxing authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, reducing the total proposed adjustments to approximately $79 million, exclusive of interest.  An unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe the transfer pricing for these charters is materially correct as filed and intend to defend against such claims vigorously.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

The U.S. tax authorities’ original assessment also asserted that one of our key subsidiaries maintains a permanent establishment in the U.S. and is, therefore, subject to U.S. taxation on certain earnings effectively connected to such U.S. business.  In March 2009, we received verbal indications that this position may be withdrawn by the U.S. tax authorities.  We believe the tax treatment asserted in the original assessment with respect to the 2004 and 2005 activity would not result in a material tax liability.  We believe our returns are materially correct as filed, and we will continue to vigorously defend against any such claim.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002.  The authorities issued tax assessments of approximately $271 million, plus interest, related to certain restructuring transactions, approximately $71 million, plus interest, related to a 2001 dividend payment, approximately $5 million, plus interest, related to foreign exchange deductions and approximately $2 million, plus interest, related to dividend withholding tax.  We plan to appeal these tax assessments.  We may be required to provide some form of financial security, in an amount up to $740 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  Furthermore, the authorities have also issued notification of their intent to issue a tax assessment of approximately $174 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway.  The authorities have indicated that they plan to seek penalties of 60 percent on all matters.  We have and will continue to respond to all information requests from the Norwegian authorities.  We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the nine months ended September 30, 2009, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $33 million to $179 million due to the accrual of interest and exchange rate fluctuations.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $110 million, plus a 75 percent penalty of $83 million and interest of $93 million through September 30, 2009.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

See also Note 14—Subsequent Events.

Note 6—Earnings per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share			(As adjusted)				(As adjusted)
Net income attributable to controlling interest	$710	$710	$1,063	$1,063	$2,458	$2,458	$3,277	$3,277
Undistributed net income allocable to participating securities	(4)	(4)	(3)	(3)	(14)	(14)	(8)	(8)
Net income attributable to shareholders	$706	$706	$1,060	$1,060	$2,444	$2,444	$3,269	$3,269

Denominator for earnings per share
Weighted-average shares outstanding	321	321	319	319	320	320	318	318
Effect of dilutive securities:
Stock options and other share-based awards	—	1	—	2	—	1	—	2
Stock warrants	—	—	—	—	—	—	—	1
Weighted-average shares for per share calculation	321	322	319	321	320	321	318	321

Earnings per share	$2.20	$2.19	$3.32	$3.30	$7.63	$7.61	$10.27	$10.19

Shares subject to issuance pursuant to the conversion features of the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Historical amounts have been adjusted to reflect our retrospective application of the accounting standards updates related to (a) convertible debt instruments that may be settled in cash upon conversion and (b) earnings per share calculations considering participating securities.  See Note 3—New Accounting Pronouncements and Note 8—Debt.

Note 7—Drilling Fleet Expansion and Dispositions

Drilling fleet expansion—Construction work in progress, recorded in property and equipment, was $5.9 billion and $4.5 billion at September 30, 2009 and December 31, 2008, respectively.  The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects (in millions):

	Nine months ended September 30, 2009	Through December 31, 2008	Total costs
		(As adjusted)
Petrobras 10000 (a)	$735	$—	$735
Dhirubhai Deepwater KG1 (b) (c)	295	384	679
Discoverer India	223	250	473
Discoverer Luanda (d)	184	315	499
Discoverer Americas	146	478	624
Deepwater Champion (e)	143	264	407
Discoverer Clear Leader (b)	110	516	626
Discoverer Inspiration	108	443	551
Dhirubhai Deepwater KG2 (c)	106	270	376
Development Driller III (e)	101	483	584
Sedco 700-series upgrades (b)	50	520	570
Capitalized interest	143	240	383
Mobilization costs	118	—	118
Total	$2,462	$4,163	$6,625
____________________
(a)
In June 2008, we reached an agreement with a joint venture formed by subsidiaries of Petrobras and Mitsui to acquire Petrobras 10000 under a capital lease contract.  In connection with the agreement, we agreed to provide assistance and advisory services for the construction of the rig and operating management services once the rig commenced operations.  On August 4, 2009, we accepted delivery of Petrobras 10000 and recorded non-cash additions of $716 million to property and equipment, net along with a corresponding increase to long-term debt.  Total capital additions include $716 million in capital costs incurred by Petrobras and Mitsui for the construction of the drillship and $19 million of other capital expenditures.  The capital lease agreement has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar.  See Note 8—Debt and Note 12—Commitments and Contingencies.

(b)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction or conversion projects had been completed as of September 30, 2009.

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

(e)
These costs include our initial investments in Development Driller III and Deepwater Champion of $356 million and $109 million, respectively, representing the estimated fair values of the rigs at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”) in November 2007.

Dispositions—During the nine months ended September 30, 2009, we completed the sale of Sedco 135-D.  We received net proceeds from the sale of $4 million and recognized a gain of $2 million, which had no tax effect and an immaterial effect on diluted earnings per share.  Additionally, we recognized a net loss of $5 million on other property and equipment disposed of during the nine months ended September 30, 2009.  See Note 14—Subsequent Events.

In July 2009, we received net sale proceeds of $4 million in exchange for our 45 percent ownership interest in Caspian Drilling Company Limited, which operates Dada Gorgud and Istiglal under long-term bareboat charters with the owner and our former partner.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

During the nine months ended September 30, 2008, we completed the sale of three of our Standard Jackups (GSF High Island VIII, GSF Adriatic III and GSF High Island I).  We received cash proceeds of $320 million associated with the sales, which had no effect on earnings.

Note 8—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, is comprised of the following (in millions):

	September 30,	December 31,
	2009	2008
		(As adjusted)
Commercial paper program (a) (b)	$417	$663
Term Loan due March 2010 (b)	―	2,000
6.625% Notes due April 2011 (b)	171	174
5% Notes due February 2013	248	248
5.25% Senior Notes due March 2013 (b)	497	499
TPDI Credit Facilities due June 2015 (a)	453	288
TPDI Notes due October 2017	121	111
ADDCL Credit Facilities due December 2017 (a)	450	280
6.00% Senior Notes due March 2018 (b)	997	997
7.375% Senior Notes due April 2018 (b)	247	247
GSF Explorer capital lease obligation due July 2026 (a)	15	16
8% Debentures due April 2027 (b)	57	57
7.45% Notes due April 2027 (b)	96	96
7% Senior Notes due June 2028	312	313
Petrobras 10000 capital lease obligation due August 2029 (a)	715	―
7.5% Notes due April 2031 (b)	598	598
1.625% Series A Convertible Senior Notes due December 2037 (b)	1,527	2,070
1.50% Series B Convertible Senior Notes due December 2037 (b)	2,040	1,990
1.50% Series C Convertible Senior Notes due December 2037 (b)	1,962	1,911
6.80% Senior Notes due March 2038 (b)	999	999
Total debt	11,922	13,557
Less debt due within one year (a)	702	664
Total long-term debt	$11,220	$12,893
____________________
(a)
The commercial paper program is classified as debt due within one year at September 30, 2009 and December 31, 2008.  The TPDI Credit Facilities and the ADDCL Credit Facilities had $35 million and $234 million, respectively, classified as debt due within one year at September 30, 2009.  The GSF Explorer capital lease obligation had less than $1 million classified as debt due within one year at both September 30, 2009 and December 31, 2008.  The Petrobras 10000 capital lease obligation had $16 million classified as debt due within one year at September 30, 2009.

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

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the bondholders exercise their options to require us to repurchase the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes in December 2010, 2011 and 2012, respectively.  At September 30, 2009, the scheduled maturities of our debt were as follows (in millions):

Twelve months ending September 30,
2010	$702
2011	1,863
2012	2,315
2013	3,069
2014	103
Thereafter	4,323
Total debt, excluding unamortized discounts, premiums and fair value adjustments	12,375
Total unamortized discounts, premiums and fair value adjustments	(453)
Total debt	$11,922

Commercial paper program—We maintain a commercial paper program (the “Program”) under which we may issue unsecured commercial paper notes on a private placement basis from time to time up to a maximum aggregate amount outstanding of $1.5 billion.  The 364-Day Revolving Credit Facility and the Five-Year Revolving Credit Facility provide liquidity for the Program.  The proceeds from the commercial paper issuance may be used for general corporate purposes.  At September 30, 2009, $417 million was outstanding.  The weighted-average interest rate on September 30, 2009 was 0.4 percent.

364-Day Revolving Credit Facility—We have a 364-day, $1.08 billion revolving credit facility under the 364-Day Revolving Credit Agreement dated November 25, 2008 (the “364-Day Revolving Credit Facility”).  At September 30, 2009, no amounts were outstanding under the 364-Day Revolving Credit Facility.

Term Loan—We repaid the outstanding borrowings under the $2.0 billion term credit facility subject to the Term Credit Agreement dated March 13, 2008, as amended (the “Term Loan”), during the nine months ended September 30, 2009.  As a result, we terminated the Term Loan and recognized a loss on retirement of debt in the amount of $1 million during the nine months ended September 30, 2009.  See Note 9—Derivatives and Hedging.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”).  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent and was 0.15 percent at September 30, 2009.  At September 30, 2009, we had $152 million in letters of credit issued and outstanding and no borrowings outstanding under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—In October 2008, TPDI entered into a credit agreement for a $1.190 billion secured term loan and a $75 million revolving credit facility (together, the “TPDI Credit Facilities”).  The TPDI Credit Facilities will finance the construction of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the secured term loan with an aggregate commitment of $595 million.  At September 30, 2009, $889 million was outstanding, of which $436 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on September 30, 2009 was 3.9 percent.  See Note 9—Derivatives and Hedging.

TPDI Notes—As of September 30, 2009, the TPDI Notes due October 2017 were outstanding in the principal amount of $242 million, $121 million of which was due to one of our subsidiaries and has been eliminated in consolidation.  The debt bears interest at the adjusted London Interbank Offered Rate (“LIBOR”) plus an applicable spread, and the weighted-average interest rate was 3.0 percent at September 30, 2009.

ADDCL Credit Facilities—ADDCL has a senior credit agreement for a credit facility comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively (collectively, the “ADDCL Primary Loan Facility”).  Tranche A and Tranche B are provided by external lenders.  One of our subsidiaries is the lender for Tranche C and has agreed to provide financial security for borrowings under Tranche A and Tranche B until customer acceptance of Discoverer Luanda, the newbuild for which the facility was established.  At September 30, 2009, $191 million and $234 million were outstanding under Tranche A and Tranche B, respectively.  The weighted-average interest rate on September 30, 2009 was 1.6 percent.  At September 30, 2009, no amounts were outstanding under Tranche C.

Additionally, ADDCL has a secondary loan agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment and an external lender provides the remaining 35 percent.  At September 30, 2009, the borrowings under ADDCL Secondary Loan Facility were $73 million, of which $47 million was provided by one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on September 30, 2009 was 4.3 percent.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Petrobras 10000 capital lease obligation—On August 4, 2009, we accepted delivery of Petrobras 10000 and recorded non-cash additions of $716 million to property and equipment, net along with a corresponding increase to long-term debt.  Total capital costs incurred by the lessor for the construction of the drillship were $716 million.  The capital lease agreement has an implicit interest rate of 7.8 percent and a 20-year term, after which we will have the right and obligation to acquire the drillship from the lessor for one dollar. See Note 7—Drilling Fleet Expansion and Dispositions and Note 12—Commitments and Contingencies.

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—Holders may convert their notes under certain circumstances at a rate of 5.9310 shares per $1,000 note, subject to adjustment upon the occurrence of certain events and increase upon the occurrence of certain fundamental changes.  Upon conversion, we are required to deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The Redomestication Transaction triggered the right of holders to convert the convertible notes at any time from December 3, 2008 through February 3, 2009.  During the conversion period, we received conversion notices with respect to $490,000 principal amount of convertible notes.  During the nine months ended September 30, 2009, as a result of these conversions, we paid an aggregate amount of $150,000 and recognized a gain on the retirement of debt of $247,000.

During the nine months ended September 30, 2009, we repurchased an aggregate principal amount of $615 million of the 1.625% Series A Convertible Senior Notes for an aggregate cash payment of $581 million.  We recognized a loss of $16 million associated with the debt component of the instrument and recorded additional paid-in capital of $18 million associated with the equity component of the instrument.  See Note 14—Subsequent Events.

Accounting standards update—The following presents the incremental effect of our adoption of an accounting standards update, effective January 1, 2009 (see Note 3—New Accounting Pronouncements), related to convertible debt instruments that may be settled in cash upon conversion on our condensed consolidated statement of operations for the three and nine months ended September 30, 2008 (in millions, except per share data):

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Prior to adoption	Effect of adoption	As adjusted	Prior to adoption	Effect of adoption	As adjusted
Interest expense, net of amounts capitalized	$(100)	$(43)	$(143)	$(348)	$(125)	$(473)
Income before income tax expense	1,278	(43)	1,235	3,932	(125)	3,807
Net income (a)	1,103	(43)	1,060	3,399	(125)	3,274
Net income attributable to controlling interest (a)	$1,106	$(43)	$1,063	$3,402	$(125)	$3,277
Earnings per share (b)
Basic	$3.47	$(0.14)	$3.33	$10.69	$(0.39)	$10.30
Diluted	$3.44	$(0.13)	$3.31	$10.59	$(0.39)	$10.20
____________________
(a)	As adjusted for our adoption of the accounting standards update related to noncontrolling interest. See Note 3—New Accounting Pronouncements.

(b)	Excludes the effect of our adoption of the accounting standards update relating to participating securities. See Note 3—New Accounting Pronouncements.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

The following table presents the incremental effect of our adoption on our condensed consolidated balance sheet as of December 31, 2008 (in millions):

	December 31, 2008
	Prior to adoption	Effect of adoption	As adjusted
Property and equipment	$25,802	$34	$25,836
Property and equipment, net	20,827	34	20,861
Other assets	867	(23)	844
Total assets	$35,171	$11	$35,182

Long-term debt	$13,522	$(629)	$12,893
Total long-term liabilities	15,943	(629)	15,314
Additional paid-in capital	6,492	821	7,313
Retained earnings	6,008	(181)	5,827
Total controlling interest shareholders’ equity (a)	16,524	640	17,164
Total equity (a)	16,527	640	17,167
Total liabilities and equity	$35,171	$11	$35,182
____________________
(a)	As adjusted for our adoption of the accounting standards update related to noncontrolling interest. See Note 3—New Accounting Pronouncements.

Property and equipment increased $34 million due to increased capitalization of interest related to our construction in progress, which resulted from the higher effective interest rates on the Convertible Senior Notes following our adoption of the accounting standards update regarding convertible debt instruments.

Debt issue costs, recorded in other assets, decreased $23 million, representing the cumulative adjustment caused by increased amortization recognized in interest expense for the two years ended December 31, 2008 due to the reduced recognition period required by the accounting standards update regarding convertible debt instruments and the portion of debt issue costs reclassified to additional paid-in capital.

The cumulative effect of the change in accounting principles was $9 million, recorded as an adjustment to retained earnings as of January 1, 2008, from the retrospective increase in interest expense for the year ended December 31, 2007.

The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	September 30, 2009			December 31, 2008
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$1,585	$(58)	$1,527	$2,200	$(130)	$2,070
Series B Convertible Senior Notes due 2037	2,200	(160)	2,040	2,200	(210)	1,990
Series C Convertible Senior Notes due 2037	2,200	(238)	1,962	2,200	(289)	1,911

Upon adoption, we reclassified to additional paid-in capital $193 million for the Series A Convertible Senior Notes, $275 million for the Series B Convertible Senior Notes and $352 million for the Series C Convertible Senior Notes, representing the carrying amounts of the equity components.  As of September 30, 2009, no shares were issuable upon conversion of any series of the Convertible Senior Notes since the closing price per share did not exceed the conversion price of $168.61 during the previous 30 trading days.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Following our adoption of the accounting standards update regarding convertible debt instruments, the effective interest rates were 4.88% for the Series A Convertible Senior Notes, 5.08% for the Series B Convertible Senior Notes, and 5.28% for the Series C Convertible Senior Notes.  The remaining period over which the discount will be amortized is 1.2 years for the Series A Convertible Senior Notes, 2.2 years for the Series B Convertible Senior Notes and 3.2 years for the Series C Convertible Senior Notes.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest expense
Series A Convertible Senior Notes due 2037	$19	$24	$66	$72
Series B Convertible Senior Notes due 2037	25	25	75	72
Series C Convertible Senior Notes due 2037	25	25	75	72

Note 9—Derivatives and Hedging

Cash flow hedges—For derivative instruments that are designated and qualify as cash flow hedges, we initially recognize the gains and losses associated with the effective portions of the hedges as a component of other comprehensive income and subsequently reclassify such gains and losses into interest expense in the same period or periods during which the hedged transaction affects earnings.  We recognize the gains and losses associated with the ineffective portion of the hedges in interest expense in the period in which they are realized.

During the nine months ended September 30, 2009, TPDI entered into interest rate swaps, which are designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities.  The notional value increases proportionately with the forecasted borrowings under the TPDI Credit Facilities to a maximum amount of $1.190 billion, of which $595 million will be attributable to one of our subsidiaries.  As of September 30, 2009, the aggregate notional value of these swaps was $972 million, $486 million of which was attributed to one of our subsidiaries and the related balances for this intercompany portion have been eliminated in consolidation.  Under the interest rate swaps, TPDI receives interest at three-month LIBOR and pays interest at a weighted-average fixed rate of 2.34 percent during the expected term of the TPDI Credit Facilities.  At September 30, 2009, the weighted-average variable interest rate was 3.94 percent, and the carrying value represented an asset measured at a fair value of $1 million, with $2 million recorded in other long-term assets and $1 million recorded in other long-term liabilities on our condensed consolidated balance sheet, with a corresponding decrease to other comprehensive loss for the nine-month period then ended.

In February 2009, we entered into interest rate swaps with an aggregate notional value of $1 billion, which were designated and qualified as a cash flow hedge, to reduce the variability of our cash interest payments on the borrowings under the Term Loan.  Under the interest rate swaps, we received interest at one-month LIBOR and paid interest at a fixed rate of 0.768 percent over the six-month period ended August 6, 2009.  Upon their stated maturity, we settled these interest rate swaps with no gain or loss recognized.

Fair value hedges—For derivative instruments that are designated and qualify as fair value hedges, we recognize the gains and losses on the derivative and the offsetting losses or gains on the underlying hedged item attributable to the hedged risk in current period earnings.

In September 2009, we entered into interest rate swaps, which are designated and have qualified as a fair value hedge, to reduce our exposure to changes in the fair values of our 5.25% Senior Notes and our 5.00% Notes.  The interest rate swaps have aggregate notional values of $500 million and $250 million, respectively, equal to the face values of the hedged instruments.  The hedging relationship qualifies for and we have applied the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Through the stated maturities of the interest rate swaps, which coincide with those of the hedged instruments, we receive interest at a fixed rate equal to that of the underlying debt instrument and pay interest at three-month LIBOR plus a margin.  At September 30, 2009, the weighted-average variable interest rate was 3.46 percent and the carrying value of the interest rate swaps represented a liability measured at a fair value of $3 million, recorded in other long-term liabilities on our condensed consolidated balance sheet, with a corresponding decrease in the carrying value of the underlying debt instrument.

Note 10—Fair Value of Financial Instruments

We estimate the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount approximates fair value because of the short maturities of those instruments.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

Accounts receivable—The carrying amount, net of valuation allowance, approximates fair value because of the short maturities of those instruments.

Short-term investments—The carrying amount represents the estimated fair value, measured using (a) quoted prices for identical instruments in active markets and (b) pricing data that are representative of quoted prices for similar instruments in active markets or identical instruments in less active markets.  Our short-term investments include investments in The Reserve International Liquidity Fund Ltd., The Reserve Primary Fund and U.S. Treasury bills.  As of September 30, 2009, the carrying value of our short-term investments was $180 million, with scheduled maturities through December 31, 2009.

Debt—The fair value of our fixed-rate debt is measured using quoted prices for identical instruments in active markets.  Our variable-rate debt is included in the fair values stated below at its carrying value since the short-term interest rates cause the face value to approximate its fair value.  The TPDI Notes are included in the fair values stated below at their aggregate carrying value of $121 million and $111 million at September 30, 2009 and December 31, 2008, respectively, since there is no available market price for such related party debt.  The carrying values and estimated fair values of our long-term debt, including debt due within one year, were as follows (in millions):

	September 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
			(As adjusted)
Long-term debt, including current maturities	$11,922	$12,640	$13,557	$12,838

Derivative Instruments—The carrying amount of our derivative instruments represents the estimated fair value, measured using pricing data, including quoted prices and other observable market data, for the instruments.  As of September 30, 2009, the carrying value of our derivative instruments was $2 million and $4 million, recorded in other assets and other long-term liabilities, respectively, on our condensed consolidated balance sheet.  We did not have any derivative instruments outstanding as of December 31, 2008.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost (a)
Service cost	$16	$12	$46	$35
Interest cost	16	16	49	49
Expected return on plan assets	(16)	(19)	(50)	(55)
Recognized net actuarial losses	4	2	13	3
Settlements and curtailments	3	—	5	—
Benefit cost	$23	$11	$63	$32
____________________
(a) Amounts are before income tax effect.

We expect to contribute approximately $71 million to our defined benefit pension plans in 2009, which we intend to fund from cash flow from operations.  We contributed approximately $64 million to the defined benefit pension plans in the nine months ended September 30, 2009.

Postretirement benefits other than pensions—We have several unfunded contributory and noncontributory other postretirement employee benefits (“OPEB”) plans covering substantially all of our U.S. employees.  Components of net periodic benefit cost for the OPEB plans, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses, were less than $1 million for each of the three months ended September 30, 2009 and 2008, and $2 million for each of the nine months ended September 30, 2009 and 2008, respectively.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

We contributed $3 million to the OPEB plans during the nine months ended September 30, 2009.  We expect to contribute an immaterial amount to the OPEB plans prior to December 31, 2009.

Severance plan—Following our merger with GlobalSantaFe in 2007, we established a plan to consolidate operations and administrative functions.  As of September 30, 2009, we had identified 309 employees who have been or will be involuntarily terminated pursuant to this plan.  We recognized $12 million and $4 million of severance expense for the nine months ended September 30, 2009 and September 30, 2008, respectively, in either operating and maintenance expense or general and administrative expense.  The liability associated with the severance plan, recorded in accrued liabilities, was $20 million and $21 million at September 30, 2009 and December 31, 2008, respectively.  Since the plan’s inception in 2007, we have paid $48 million in termination benefits under the plan, including $13 million paid during the nine months ended September 30, 2009.  We expect to accrue substantially all of the remaining amounts by December 31, 2009.

Note 12—Commitments and Contingencies

Lease obligations—We have operating lease commitments expiring at various dates, principally for real estate, office space and office equipment.  In August 2009, we accepted delivery of Petrobras 10000, an asset held under a capital lease through 2029.  Additionally, GSF Explorer is held under a capital lease through 2026.  As of September 30, 2009, future minimum rental payments related to noncancellable operating leases and our capital leases are as follows (in millions):

	Capital leases	Operating leases
Years ending September 30,
2010	$74	$39
2011	74	33
2012	74	21
2013	74	18
2014	74	14
Thereafter	1,101	47
Total future minimum rental payment	$1,471	$172
Less amount representing imputed interest	(741)
Present value of future minimum rental payments under capital leases	730
Less current portion included in debt due within one year	(16)
Long-term capital lease obligation	$714

Legal proceedings—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  A Special Master, appointed to administer these cases pre-trial, subsequently required that each individual plaintiff file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  The amended complaints resulted in one of our subsidiaries being named as a direct defendant in seven cases.  We have or may have an indirect interest in an additional 24 cases.  The complaints generally allege that the defendants used or manufactured asbestos-containing products in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  None of the cases in which one of our subsidiaries is a named defendant has been scheduled for trial in 2009 or 2010, and the preliminary information available on these claims is not sufficient to determine if there is an identifiable period for alleged exposure to asbestos, whether any asbestos exposure in fact occurred, the vessels potentially involved in the claims, or the basis on which the plaintiffs would support claims that their injuries were related to exposure to asbestos.  However, the initial evidence available would suggest that we would have significant defenses to liability and damages.  Earlier this year, two cases that were part of the original 2004 multi-plaintiff suits went to trial in Mississippi against unaffiliated defendant companies which allegedly manufactured drilling-related products containing asbestos.  We were not a defendant in either of these cases.  One of the cases resulted in a substantial jury verdict in favor of the plaintiff, although this case has not been reviewed on appeal.  The second case resulted in a verdict completely in favor of the defendants.  There have been no other trials involving any of the parties to the original 21 complaints.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

One of our subsidiaries is involved in an action with respect to a customs matter relating to the Sedco 710 semisubmersible drilling rig.  Prior to our merger with Sedco Forex, this drilling rig, which was working for Petrobras in Brazil at the time, had been admitted into the country on a temporary basis under authority granted to a Schlumberger entity.  When the drilling contract with Petrobras was transferred from Schlumberger to us in the merger, the temporary import permit was not transferred.  When the temporary import permit granted to Schlumberger expired in 2000, renewal filings were not immediately made and the Brazilian authorities threatened to cancel the temporary import permit and to collect customs duties as if the rig had been nationalized in Brazil.  Together with Schlumberger, we jointly filed an action for the purpose of avoiding cancellation of, and extending, the temporary import permit and to avoid collection of any customs duty.  Other proceedings were also initiated to secure the transfer of the temporary import permit to us.  The court initially permitted the transfer of the temporary import permit but did not rule on whether the temporary admission could be extended without the payment of a financial penalty in the form of Brazilian customs duties.  In 2004, the Brazilian authorities issued an assessment totaling approximately $161 million against our subsidiary based on the expiration of the temporary import permit.

In April 2007, the trial court ruled that the temporary admission granted to Schlumberger and then later transferred to us had expired.  This ruling allowed the Brazilian authorities to execute on their assessment.  The assessment includes five separate elements of tax and penalty.  Following this ruling, the Brazilian authorities issued a revised assessment against our subsidiary and, as of September 30, 2009, we believe that the U.S. dollar equivalent of this assessment, including penalties and interest, was approximately $260 million in aggregate.  In September 2007, we received a temporary ruling in our favor from a Brazilian federal court that the valuation method used by the Brazilian authorities could be judged by the administrative courts, as requested.  This temporary ruling was confirmed in January 2008 by the same Brazilian federal court, but it is still subject to review at the administrative levels in Brazil.  As a result of this ruling, one of the elements of the assessment and the valuation method was sent to the administrative level for further proceedings.  These proceedings are ongoing.  We appealed the trial court’s ruling concerning expiration of the temporary admission and also filed for a renewed stay of execution, which was granted but recently has been revoked in light of the appellate decision set forth below.  In June 2009, we received an unfavorable ruling on the merits regarding our appeal of the trial court’s decision regarding expiration of the temporary admission at the first appellate court, which ruling remains subject to appeal.  Our motion for clarification of the appellate court’s adverse ruling has recently been denied and the government has now moved to collect the assessment by serving a notice of execution on us, and the government later filed another petition also requesting the inclusion of Schlumberger in such execution, which, as far as we are aware, has not yet received a similar notice of execution.  We expect that another order should nonetheless prevent enforcement of the whole amount in dispute, and it is likely that further judicial or administrative proceedings will result from this matter.  While the court had previously granted us the right to continue our appeal without the posting of a bond, it now is likely that we may be required to post a bond for up to the full amount of the assessment in connection with these proceedings.  In its ruling, the appellate court effectively reversed prior precedent supporting our position and refused all clarifications of its decision.  We are preparing an appeal to the next level but in light of the appellate court’s rulings we have a heightened risk that the appeal will be rejected on procedural grounds.  The first appellate court further found that Schlumberger is jointly and severally liable in this matter and has also rejected Schlumberger’s motion for clarification.  We previously put Schlumberger on notice that we consider any assessment to be solely the responsibility of Schlumberger, and we have initiated proceedings against Schlumberger seeking a declaratory judgment in this respect.  These proceedings may be put on hold pending resolution of the assessment.  At this point, we do not know whether the Brazilian authorities will continue to seek to recover the assessment solely from us or may now also seek recovery from Schlumberger.  Schlumberger has denied any responsibility for this matter, but remains a party to the proceedings.  Brazil currently has a tax amnesty program in effect which could eliminate various penalties and a portion of the accumulated interest for this assessment.  We are filing our motion for appeal and are evaluating whether to participate in the amnesty program while preserving our claim against Schlumberger.  This is complicated by discrepancies in the estimates provided by various authorities involved in the execution of the assessment.  Based on the facts currently available, we have accrued the amount of our estimated liability under the amnesty program in other current liabilities on our condensed consolidated balance sheet.  Due to the considerable uncertainties that exist, we are unable to predict the final outcome of this matter and, consequently, the ultimate liability to which we may be subject could differ from our estimate.

In the third quarter of 2006, we received tax assessments of approximately $158 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for customs taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries is involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, fundings from settlements with the primary insurers and funds received from the cancellation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos.  As of September 30, 2009, the subsidiary was a defendant in approximately 1,045 lawsuits.  Some of these lawsuits include multiple  plaintiffs

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

and we estimate that there are approximately 2,736 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through September 30, 2009, the amounts expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs) have not been material, and all deductibles with respect to the primary insurance have been satisfied.  The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance and funds from the settlements of litigation with insurance carriers available to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

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

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

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

The codefendant filed a Notice of Appeal of the rulings of the Bankruptcy Court.  GlobalSantaFe and its two subsidiaries also filed Notices of Appeal to the U.S. District Court for the District of Delaware.  On January 27, 2009, the codefendant’s appeal was granted by the District Court and the bankruptcy case was remanded to the Bankruptcy Court with instructions to have the case dismissed.  On February 10, 2009, the Bankruptcy Court entered an order dismissing the bankruptcy case.  The debtors, GlobalSantaFe and the two subsidiaries have filed Notices of Appeal of the District Court’s ruling with the U.S. Court of Appeals for the Third Circuit.  On February 18, 2009, the District Court stayed its ruling which instructed the Bankruptcy Court to dismiss the case.  The appeal was heard on September 14, 2009, but the Court of Appeals has not yet issued its ruling.

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

Retained risk—Our insurance program is a 12-month policy period beginning May 1, 2009.  Under the program, we generally maintain a $125 million per occurrence deductible on our hull and machinery, which is subject to an aggregate deductible of $250 million.  However, in the event of a total loss or a constructive total loss of a drilling unit, such loss would be subject to a deductible ranging from $500,000 to $1.5 million.  Additionally, we maintain a $10 million per occurrence deductible on crew personal injury

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (Unaudited)

liability and $5 million per occurrence deductible on third-party property claims, which together are subject to an aggregate deductible of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the aggregate deductible is exhausted.  We also carry $950 million of third-party liability coverage exclusive of the personal injury liability deductibles, third-party property liability deductibles and retention amounts described above.  We retain the risk for any liability losses in excess of the $950 million limit.  We have elected to self-insure operators extra expense coverage for our subsidiaries ADTI and CMI.  This coverage provides protection against expenses related to well control and redrill liability associated with blowouts.  Generally, ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million.

At present, the insured value of our drilling rig fleet is approximately $38 billion in aggregate.  We do not generally have commercial market insurance coverage for physical damage losses to our fleet due to named windstorms in the U.S. Gulf of Mexico and war perils worldwide.  We do not carry insurance for loss of revenue, except on Dhirubhai Deepwater KG1, with respect to which loss of revenue insurance is contractually required.  In the opinion of management, adequate accruals have been made based on known and estimable losses related to such exposures.

Letters of credit and surety bonds—We had letters of credit outstanding totaling $590 million and $751 million at September 30, 2009 and December 31, 2008, respectively.  These letters of credit guarantee various obligations, including contract bidding and performance activities, and are issued under various committed and uncommitted lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  Surety bonds outstanding totaled $31 million and $37 million at September 30, 2009 and December 31, 2008, respectively.

Note 13—Stock Warrants

We assumed stock warrants in connection with our merger with R&B Falcon Corporation in January 2001.  Under the amended warrant agreement, each warrant holder could elect to receive 12.243 shares and $578.025 in cash upon exercise at a price of $332.50.  At December 31, 2008, the cash payment feature represented a liability of $31 million recorded in other current liabilities.  During the nine months ended September 30, 2009, we issued 651,570 shares and paid $13 million, net of an $18 million aggregate exercise price, upon the exercise of 53,220 warrants.  No warrants remained outstanding and the cash payment feature had been fully satisfied as of the stated expiration date of May 1, 2009.

Note 14—Subsequent Events

We have evaluated subsequent events through the time of our filing on November 4, 2009, the date on which we issued our financial statements.

Income Taxes—In October 2009, we received verbal notification from the U.S. tax authorities of potential adjustments related to a series of restructuring transactions that occurred between 2001 and 2004, but we have not received a formal assessment or an explanation of the items that may be considered in the assessment. These restructuring transactions ultimately resulted in the disposition of our TODCO entity in 2004.  We believe that our tax returns are materially correct as filed, and we will vigorously defend against any potential claim.

Debt—Subsequent to September 30, 2009, we repurchased $151 million aggregate principal amount of the 1.1625% Series A Convertible Senior Notes for an aggregate cash payment of $150 million.

Index

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

▪	insurance matters, including adequacy of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	the possible benefits, effects or results of the redomestication transaction,
▪	debt levels, including impacts of the financial and economic downturn,
▪	the expiration of bank credit agreements,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions among others:

▪ “anticipates”	▪ “may”
▪ “believes”	▪ “might”
▪ “budgets”	▪ “plans”
▪ “could”	▪ “predicts”
▪ “estimates”	▪ “projects”
▪ “expects”	▪ “scheduled”
▪ “forecasts”	▪ “should”
▪ “intends”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪
those described under “Item 1A. Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009,

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

Index

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

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of November 2, 2009, we owned, had partial ownership interests in or operated 136 mobile offshore drilling units.  As of this date, our fleet consisted of 42 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 26 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and three Other Rigs.  In addition, we had seven Ultra-Deepwater Floaters under construction.

We operate in two reportable segments: (1) contract drilling services and (2) other operations.  Contract drilling services, our primary business, is involved in contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We believe our drilling fleet is one of the most modern and versatile fleets in the world, consisting of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services on a worldwide basis.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our fleet operates in a single, global market for the provision of contract drilling services.  The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.

The other operations segment includes drilling management services and oil and gas properties.  Drilling management services are provided through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  ADTI provides oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services.  Our oil and gas properties consist of exploration, development and production activities carried out through Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), our oil and gas subsidiaries.

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

Index

Key measures of our total company results of operations and financial condition are as follows (in millions, except average daily revenue and percentages):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change

Average daily revenue (a)(b)	$283,800	$242,200	$41,600	$264,500	$236,500	$28,000
Utilization (b)(c)	75%	89%	n/a	83%	89%	n/a
Statement of operations
Operating revenues	$2,823	$3,192	$(369)	$8,823	$9,404	$(581)
Operating and maintenance expense	1,396	1,426	(30)	3,844	3,947	(103)
Operating income	957	1,383	(426)	3,397	4,273	(876)
Net income attributable to controlling interest	710	1,063	(353)	2,458	3,277	(819)

	September 30, 2009	December 31, 2008	Change
Balance sheet data (at end of period)
Cash and cash equivalents	$886	$963	$(77)
Total assets	36,018	35,182	836
Total debt	11,922	13,557	(1,635)
____________________
“n/a” means not applicable

(a)
Average daily revenue is defined as contract drilling revenue earned per revenue earning day.  A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.  Stacking rigs, such as Midwater Floaters and Jackups, has the effect of increasing the average daily revenue since these rig types are typically contracted at lower dayrates compared to the High-Specification Floaters.

(b)
These calculations exclude results for Joides Resolution, a drillship engaged in scientific geological coring activities, that is owned by a joint venture in which we have a 50 percent interest that is accounted for under the equity method of accounting.

(c)
Utilization is the total actual number of revenue earning days as a percentage of the total number of available rig calendar days in the period.  Idle and stacked rigs are included in the calculation and reduce the utilization rate to the extent these rigs are not earning revenues.  Newbuilds are included in the calculation upon acceptance by the customer.

During the three months ended September 30, 2009, oil and gas prices stabilized at levels which supported a recent increase in tendering activity by our customers.  The increased tendering, however, has not led to a corresponding increase in dayrates, and we do not expect dayrates to increase or to return to the highs experienced in 2008 for the remainder of 2009 or the first half of 2010.  We continue to benefit from the historically high average dayrates resulting from previously executed contract commitments.  High-specification units continue to attract interest from customers; however, moored Deepwater Floaters, Midwater Floaters and Jackups are experiencing reduced demand.

We currently have six Midwater Floaters, including one that is held for sale, 23Jackups and one other rig that are stacked, and we expect to stack more rigs as they complete their current contracts.  A stacked rig is one that is manned by a reduced crew or unmanned and typically has reduced operating costs and is (a) preparing for an extended period of inactivity, (b) expected to continue to be inactive for an extended period, or (c) completing a period of extended inactivity.  See “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for a discussion of some of the risks associated with continued depressed levels of commodity prices and an extended worldwide economic downturn.

We have recently completed construction of five Ultra-Deepwater newbuilds and each has departed the shipyard.  As of November 2, 2009, three of these units were accepted by their respective customers and commenced their respective contracts.  We expect the remaining two Ultra-Deepwater newbuilds that have completed construction to be accepted by its customer and commence its contract prior to December 31, 2009.

Over the last few years, a shortage of qualified personnel in our industry caused an increase in compensation costs and suppliers increased prices as their backlogs grew.  We expect increasing worldwide unemployment and decreasing supplier demand to slow the rate of escalation in these costs or to cause these costs to decrease over time.

Our revenues for the nine months ended September 30, 2009 decreased compared to the prior year period primarily due to lower contract intangible revenues and other revenues along with decreased activity in our non-drilling operations.  Our operating and maintenance expenses for the same period decreased compared to the prior year period in connection with such decreased activity (see “—Outlook”).  Total debt as of September 30, 2009 decreased compared to December 31, 2008, as a result of repayment of borrowings under the $2.0 billion term credit facility subject to the Term Credit Agreement dated March 13, 2008, as amended (the “Term Loan”) and repurchases of the 1.625% Series A Convertible Senior Notes during the nine months then ended (see “—Liquidity and Capital Resources-Sources and Uses of Liquidity”).

Index

Outlook

Drilling market—Oil and gas prices appear to have stabilized at levels that have led to increased tendering activity in recent months, signaling some renewed interest from our customers.  However, the current economic environment continues to have a negative impact on our business and has led to liquidity issues for a few of our customers, who may be at risk of being unable to fulfill their contractual obligations.

We were awarded two Ultra-Deepwater drilling contracts in the third quarter of 2009, and we are engaged in advanced discussions with customers on several additional opportunities.  Our contract backlog has declined to $32.2 billion at November 2, 2009 compared to $33.7 billion as of August 3, 2009 and $39.8 billion as of December 31, 2008.  We believe the economic downturn and oil and gas prices, which have fallen from the historical highs experienced in 2008, have led to diminished demand for the jackups, midwater and moored deepwater units, and we expect the diminished demand to continue for the near term.  Additionally, we expect to experience lower dayrates than previously contracted for these rigs as contracts are renewed, as well as further stacking of rigs.  However, during the near term, we expect to see minimal dayrate declines affecting our Ultra-Deepwater Floater fleet.

Subletting activity continues across all rig classes, which could have an adverse impact on contracting opportunities for our fleet.  We expect contracting opportunities to remain at their current levels for the remainder of 2009.  Recent improvement in tendering activity, however, may lead to additional contracts being entered into in 2010 depending on continued stability or further improvement in oil and gas prices, sustained economic conditions and capital availability for our customers in the coming year.

The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.  As of November 2, 2009, the uncommitted fleet rates for the remainder of 2009, 2010, 2011 and 2012 are as follows:

Uncommitted fleet rate	2009	2010	2011	2012
High-Specification Floaters	4%	9%	25%	43%
Midwater Floaters	25%	42%	75%	85%
High-Specification Jackups	41%	64%	80%	90%
Standard Jackups	45%	67%	83%	97%

Our two recent High-Specification Floater contracts have contributed to the relative stability of our High-Specification Floater contract backlog, which was $26.5 billion as of November 2, 2009.  Although we have been engaged in advanced discussions with customers for some rigs in this fleet, our backlog will resume declining if we are unable to obtain new contracts for the rigs in this fleet or additional newbuilds that sufficiently compensates for the lapse of existing backlog.  Recent subletting of our High-Specification Floater fleet appears to have had a minimal impact on 2009; however, we cannot be certain of the impact on future years.  We have only two High-Specification Floaters completing their contracts in 2009 and another five in 2010.  Due to current weak demand for moored Deepwater units and the availability of a number of these units in 2009 and 2010, we expect continued dayrate and utilization weakness absent additional tendering for units having 5,000 ft. water depth capability.

As of November 2, 2009, we had 47 of our 49 current and future High-Specification Floaters contracted through the end of 2009, with 41, including all of our newbuilds, contracted into or beyond 2011.  These 41 units also include all current and future Ultra-Deepwater Floaters.  We believe the continued exploration successes in the deepwater offshore provinces of Brazil, Angola, India and the U.S. Gulf of Mexico will foster significant demand and should support our long-term positive outlook for our High-Specification Floater fleet.

For our Midwater Floater fleet, which includes 26 semisubmersible rigs, near-term customer demand has significantly declined, resulting in a low level of tendering opportunities and the stacking of six of our Midwater Floaters, including one that is classified as held for sale.  Considering the weakness in midwater floater markets, coupled with potential competition from the available moored Deepwater units, and the delays in customer programs in midwater floater markets, we expect a reduction in dayrates and additional stacking of rigs in this fleet in the near term.  Sixty-nine percent of our Midwater Floater fleet is committed to contracts that extend into 2010.  We believe the recent increased tendering activity could result in a few units being extended or returned to work in the second half of 2010.

We continue to experience weakness in the jackup market.  Considering the number of new jackups in the market that are under construction without customer contracts and the decrease in customer demand compared to historical levels, we expect near-term dayrates and utilization for our Jackup fleet to continue to decline as contracts are renewed or completed.  We believe the delivery of the uncontracted units currently under construction will further adversely impact the jackup market beyond 2009.  As of November 2, 2009, we had 23 stacked Jackups.  With five of our 65 Jackups completing their current contracts in 2009, continued weakness in the jackup market may result in the stacking of additional rigs.  However, the recent increase in tendering could result in the extension of contracts or reactivation of a few units by mid 2010.

Index

We expect our total revenues to be lower in 2009 than in 2008.  The decline is primarily associated with the effect on our non-drilling operations of reduced activity and lower oil and gas prices, and the diminishing recognition of contract drilling intangible revenues.  Additionally, contract drilling revenues are expected to be lower due to reduced activity associated with stacked and idle rigs, mostly offset by the commencement of operations for five of our newbuilds and Sedco 706, and higher average dayrates in 2009.  We expect our total revenues in 2010 to be lower than in 2009 primarily due to reduced activity associated with stacked and idle rigs, partially offset by continued operations of our newbuilds delivered in 2009 and additional newbuilds delivered in 2010.

We expect our total operating and maintenance costs in 2009 to be lower than those in 2008 due to reduced other costs primarily associated with diminished activity in our non-drilling operations and reduced support costs due to various overhead cost-reduction initiatives.  Contract drilling operating expenses are expected to rise slightly due to the commencement of operations for five of our newbuilds and Sedco 706 and due to higher costs associated with out of service time for shipyard and maintenance projects, which are expected to be largely offset by a reduction of expenses resulting from the number of our Jackups and Midwater Floaters that have been and may be stacked during 2009.  We expect our total operating and maintenance costs in 2010 to be lower than in 2009 primarily due to stacked and idle rigs and reduced support costs, mostly offset by the continued operation of our newbuilds delivered in 2009, additional newbuilds delivered in 2010 and an increase in planned shipyard and maintenance projects.  Our projected operating and maintenance costs for 2010 remain uncertain and could be impacted by the actual level of activity as well as other factors.

We have 10 existing contracts with fixed-price or capped options, and given current market conditions, we expect that a number of these options will not be exercised by our customers in 2009 and 2010.  Well-in-progress or similar provisions of our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays could be significant.

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

Insurance matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions.  Effective May 1, 2009, we renewed our hull and machinery and third-party liability insurance coverages with provisions similar to the existing policies.  Subject to large self-insured retentions, we carry hull and machinery insurance covering physical damage to the rigs for operational risks worldwide, and we carry liability insurance covering damage to third parties.  However, we do not generally have commercial market insurance coverage for physical damage losses, including liability for removal of wreck expenses, to our rigs due to named windstorms in the U.S. Gulf of Mexico and war perils worldwide.  Additionally, we do not carry insurance for loss of revenue, except on Dhirubhai  Deepwater KG1, with respect to which loss of revenue is contractually required.  Also, for our subsidiaries ADTI and CMI, we generally self-insure operators’ extra expense coverage.  This coverage provides protection against expenses related to well control and redrill liability associated with blowouts.  Generally, ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million.  In the opinion of management, adequate accruals have been made based on known and estimated losses related to such exposures.

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

With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, reducing the total proposed adjustment to approximately $79 million, exclusive of interest.  An unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  If the authorities were to continue to pursue this position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe the transfer pricing for these charters is materially correct as filed and intend to defend against such claims vigorously.

Index

The U.S. tax authorities’ original assessment also asserted that one of our key subsidiaries maintains a permanent establishment in the U.S. and is, therefore, subject to U.S. taxation on certain earnings effectively connected to such U.S. business.  In March 2009, we received verbal indications that this position may be withdrawn by the U.S. tax authorities.  We believe the tax treatment asserted in the original assessment with respect to the 2004 or 2005 activity would not result in a material tax liability.  If the authorities were to continue to pursue this position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our returns are materially correct as filed, and we will continue to vigorously defend against any such claim.

In October 2009, we received verbal notification from the U.S. tax authorities of potential adjustments related to a series of restructuring transactions that occurred between 2001 and 2004, but we have not received a formal assessment or an explanation of the items that may be considered in the assessment. These restructuring transactions ultimately resulted in the disposition of our TODCO entity in 2004.  We believe that our tax returns are materially correct as filed, and we will vigorously defend against any potential claim.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002.  The authorities issued tax assessments of approximately $271 million, plus interest, related to certain restructuring transactions, approximately $71 million, plus interest, related to a 2001 dividend payment, approximately $5 million, plus interest, related to foreign exchange deductions and approximately $2 million, plus interest, related to dividend withholding tax.  We plan to appeal these tax assessments.  We may be required to provide some form of financial security, in an amount up to $740 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  Furthermore, the authorities have also issued notification of their intent to issue a tax assessment of approximately $174 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway.  The authorities have indicated that they plan to seek penalties of 60 percent on all matters.  We have and will continue to respond to all information requests from the Norwegian authorities.  We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the nine months ended September 30, 2009, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues increased by $33 million to $179 million due to the accrual of interest and exchange rate fluctuations.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $110 million, plus a 75 percent penalty of $83 million and interest of $93 million through September 30, 2009.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

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

Index

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

In addition, from time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to types of matters similar to those described above.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  Although we are unable to predict the outcome of any of these matters, we do not expect the liability, if any, resulting from these inquiries to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Performance and Other Key Indicators

Contract backlog—The following table presents our contract backlog, including firm commitments only, for our contract drilling services segment as of September 30, 2009, June 30, 2009 and September 30, 2008.  Firm commitments are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.  The amount of actual revenue earned will be different than the amounts shown in the table below due to various factors, including shipyard and maintenance projects, unplanned downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate, as well as customer liquidity issues and the ability of our customers to terminate contracts under certain circumstances.

	September 30, 2009	June 30, 2009	September 30, 2008
	(In millions)
Contract backlog
High-Specification Floaters (a)	$26,608	$27,022	$29,544
Midwater Floaters	3,776	4,272	6,619
High-Specification Jackups	443	356	671
Standard Jackups	1,781	2,234	3,825
Other Rigs	86	91	119
Total (a)	$32,694	$33,975	$40,778
____________________
(a)      Includes contract backlog for our newbuilds.

Index

Fleet average daily revenue and utilization—The following tables present the average daily revenue and utilization for our contract drilling services segment for each of the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008.  See “—Overview” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	September 30, 2009	June 30, 2009	September 30, 2008
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$458,500	$450,500	$401,300
Deepwater Floaters	355,600	339,600	322,700
Harsh Environment Floaters	386,000	374,500	363,500
Total High-Specification Floaters	409,300	397,600	369,300
Midwater Floaters	355,800	302,700	292,900
High-Specification Jackups	161,000	161,400	178,500
Standard Jackups	156,200	149,200	158,700
Other Rigs	73,300	48,300	48,900
Total fleet average daily revenue	283,800	255,900	242,200

Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	90%	91%	93%
Deepwater Floaters	89%	82%	68%
Harsh Environment Floaters	80%	93%	98%
Total High-Specification Floaters	88%	88%	83%
Midwater Floaters	72%	84%	88%
High-Specification Jackups	70%	87%	87%
Standard Jackups	68%	82%	93%
Other Rigs	42%	59%	100%
Total fleet average utilization	75%	84%	89%

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash during the first nine months of 2009 was our cash flows from operating activities.  Our primary uses of cash were capital expenditures (including for newbuild construction), repayments of borrowings under our credit facilities and repurchases of our convertible senior notes.  At September 30, 2009, we had $886 million in cash and cash equivalents.

	Nine months ended September 30,
	2009	2008	Change
	(As adjusted)
Cash flows from operating activities	(In millions)
Net income	$2,453	$3,274	$(821)
Amortization of drilling contract intangibles	(237)	(557)	320
Depreciation, depletion and amortization	1,082	1,040	42
Impairment loss	334	16	318
Other non-cash items	350	67	283
Changes in operating assets and liabilities	441	(77)	518
	$4,423	$3,763	$660

Net cash provided by operating activities increased primarily due to cash generated from net income, adjusted for non-cash activity resulting primarily from impairment losses, intangible amortization and other non-cash items as well as cash generated from a decrease in net operating assets and liabilities.  Increases from other non-cash items were primarily related to deferred expenses, deferred revenues and deferred income taxes.

	Nine months ended September 30,
	2009	2008	Change
	(As adjusted)
Cash flows from investing activities	(In millions)
Capital expenditures	$(2,195)	$(1,703)	$(492)
Proceeds from disposal of assets, net	10	352	(342)
Proceeds from short-term investments	422	14	408
Purchases of short-term investments	(268)	(408)	140
Joint ventures and other investments, net	5	(3)	8
	$(2,026)	$(1,748)	$(278)

Net cash used in investing activities increased primarily due to capital expenditures for the construction of nine of our ten Ultra-Deepwater Floaters and decreased proceeds from asset sales due to the sale of three rigs during the first nine months of 2008 with no corresponding activity in the comparative nine-month period.  Partially offsetting the increase in net cash used in investing activities was greater proceeds from and less purchases of short-term investments.

Index

We include investments in highly liquid debt instruments with an original maturity of three months or less in cash and cash equivalents.  In September 2008, The Reserve announced that certain funds, including The Reserve Primary Fund and The Reserve International Liquidity Fund Ltd., had lost the ability to maintain a net asset value of $1.00 per share due to losses in connection with the bankruptcy of Lehman Brothers Holdings, Inc. (“Lehman Holdings”).  According to its public disclosures, The Reserve stopped processing redemption requests in order to develop an orderly plan of liquidation that would protect all of the funds’ shareholders.  Based on statements made by the funds, we recorded an impairment charge in the third quarter of 2008 in the amount of $16 million associated with our proportional interest in the debt instruments of Lehman Holdings held by the funds until such time as we receive our liquidated portion of the assets.  Through September 30, 2009, we received $262 million invested in The Reserve International Liquidity Fund Ltd. and another $67 million invested in The Reserve Primary Fund.  As of September 30, 2009, the carrying values of our investments in The Reserve Primary Fund and The Reserve International Liquidity Fund Ltd. were $7 million and $56 million, respectively.  The timing of our ability to access the remaining funds is uncertain.  Potential rulings or decisions by courts or regulators may impact further distributions by the funds.

	Nine months ended September 30,
	2009	2008	Change
Cash flows from financing activities	(As adjusted) (In millions)
Change in short-term borrowings, net	$(246)	$(153)	$(93)
Proceeds from debt	345	2,354	(2,009)
Repayments of debt	(2,583)	(4,673)	2,090
Payments for warrant exercises, net	(13)	(4)	(9)
Proceeds from share-based compensation plans, net	16	49	(33)
Excess tax benefit from share-based compensation plans	10	11	(1)
Other, net	(3)	(11)	8
	$(2,474)	$(2,427)	$(47)

Net cash used in financing activities increased primarily due to lower proceeds from share-based compensation plans, net and offsetting proceeds from and repayments of debt during the nine months ended September 30, 2009 compared to the same period in 2008.

Index

Fleet Expansion, Acquisitions and Dispositions

Fleet expansion—Capital expenditures, including capitalized interest of $143 million, totaled $2.2 billion during the nine months ended September 30, 2009, substantially all of which related to the Contract Drilling segment.  The following table summarizes actual capital expenditures, including capitalized interest, for our major construction and conversion projects incurred through September 30, 2009 and expected in future years (in millions):

	Total costs through September 30, 2009	Expected costs for the remainder of 2009	Estimated costs thereafter	Total estimated cost at completion
	(As adjusted)
Petrobras 10000 (a) (b)	$735	$—	$—	$735
Dhirubhai Deepwater KG1 (c) (d)	679	16	—	695
Discoverer Clear Leader (c)	626	9	—	635
Discoverer Americas	624	1	—	625
Development Driller III (e)	584	54	12	650
Sedco 700-series upgrades (c)	570	1	—	571
Discoverer Inspiration	551	113	6	670
Discoverer Luanda (f)	499	25	136	660
Discoverer India	473	78	179	730
Deepwater Champion (e)	407	153	180	740
Dhirubhai Deepwater KG2 (d)	376	304	10	690
Capitalized interest	383	45	101	529
Mobilization costs	118	35	72	225
Total	$6,625	$834	$696	$8,155
____________________
(a)	Subsequent to September 30, 2009, this rig commenced operations.

(b)
In June 2008, we reached an agreement with a joint venture formed by subsidiaries of Petrobras and Mitsui to acquire Petrobras 10000 under a capital lease contract.  In connection with the agreement, we agreed to provide assistance and advisory services for the construction of the rig and operating management services once the rig commenced operations.  On August 4, 2009, we accepted delivery of Petrobras 10000 and recorded non-cash additions of $716 million to property and equipment, net along with a corresponding increase to long-term debt.  Total capital additions include $716 million in capital costs incurred by Petrobras and Mitsui for the construction of the drillship and $19 million of other capital expenditures.  The capital lease agreement has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar.

(c)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction or conversion projects had been completed as of September 30, 2009.

(d)
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

(e)
Total costs include our initial investments in Development Driller III and Deepwater Champion of $356 million and $109 million, respectively, representing the estimated fair values of the rigs at the time of our merger with GlobalSantaFe in November 2007.

(f)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  Angola Deepwater Drilling Company Limited (“ADDCL”) is responsible for these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

During 2009, we expect capital expenditures to be approximately $3.9 billion, including approximately $3 billion of cash capital costs for our major construction and conversion projects and $716 million in non-cash capital costs related to the Petrobras 10000 capital lease.  The level of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity and the level of capital expenditures for which our customers agree to reimburse us.

As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions and the market demand for components and resources required for drilling unit construction.

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the Five-Year Revolving Credit Facility and the 364-Day Revolving Credit Facility (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings.  We intend to fund the cash requirements of our joint ventures for capital expenditures in connection with newbuild construction through their respective credit facilities.  The current economic environment and related instability in the global financial system could impact the availability of these sources of funding.

Index

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

During the nine months ended September 30, 2009, we completed the sale of Sedco 135-D.  We received net proceeds from the sale of $4 million and recognized a gain of $2 million.  In July 2009, we received net sale proceeds of $4 million in exchange for our 45 percent ownership interest in Caspian Drilling Company Limited, which operates Dada Gorgud and Istiglal under long-term bareboat charters with the owner and our partner.

We continue to market for sale our two Midwater Floaters (GSF Arctic II and GSF Arctic IV) in connection with our previously announced undertakings to the Office of Fair Trading in the U.K. (“OFT”).  At September 30, 2009, GSF Arctic II and GSF Arctic IV were classified as assets held for sale in the aggregate amount of $186 million on our consolidated balance sheet.

In May 2008, we entered into a definitive agreement to sell our Standard Jackup Transocean Nordic for cash proceeds of $169 million.  In December 2008, the buyer failed to perform under the agreement.  Under the terms of the agreement, the buyer forfeited an escrow deposit in the amount of $17 million, which we received in January 2009.

Sources and Uses of Liquidity

Overview—We expect to use existing cash balances, internally generated cash flows and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities, repayment of borrowings under credit facilities and other debt, capital expenditures and working capital needs.  From time to time, we may also use bank lines of credit and issue commercial paper to maintain liquidity for short-term cash needs.

During the nine months ended September 30, 2009, we fully repaid our outstanding borrowings under the Term Loan.  During that period we also repurchased $615 million aggregate principal amount of the 1.625% Series A Convertible Senior Notes in the open market for an aggregate cash purchase price of $581 million.  Subsequent to September 30, 2009, we repurchased an additional $151 million aggregate principal amount of the 1.625% Series A Convertible Senior Notes for an aggregate cash purchase price of $150 million.  Subject in each case to then existing market conditions and to our then expected liquidity needs, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.

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

Bank credit agreements—We have a $1.08 billion revolving credit facility under the 364-Day Revolving Credit Agreement dated November 25, 2008 (the “364-Day Revolving Credit Facility”), which expires November 24, 2009 and a $2.0 billion five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility” and together with the 364-Day Revolving Credit Facility, the “Credit Facilities”), which will expire on November 27, 2012.  At October 27, 2009, no borrowings were outstanding under either of the Credit Facilities.  We had $152 million in letters of credit issued and outstanding under the Five-Year Revolving Credit Facility at October 27, 2009.  On September 28, 2009, we repaid the remaining $200 million outstanding under the Term Loan and terminated the facility.  In addition, we expect to allow the 364-Day Revolving Credit Facility to expire upon its stated expiration.

Index

Each of the Credit Facilities may be prepaid in whole or in part without premium or penalty.  The Credit Facilities include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Credit Facilities also include covenants imposing a maximum leverage ratio, which may not exceed 3.0 to 1.0 for any period through the third quarter of 2009.  Additionally, the Five-Year Revolving Credit Facility includes a covenant imposing a maximum debt to capitalization ratio of 0.6 to 1.0 commencing with the measurement for the fourth quarter of 2009.  Borrowings under the Credit Facilities are subject to acceleration upon the occurrence of events of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt could trigger a default under the Credit Facilities and, if not waived by the lenders, could cause us to lose access to the Credit Facilities.

Commercial paper program—We have a commercial paper program (the “Program”), for which the Credit Facilities provide liquidity.  At October 27, 2009, $767 million was outstanding under the Program at a weighted-average interest rate of 0.3 percent.

TPDI Credit Facilities—TPDI has a credit agreement for a $1.190 billion secured term loan and a $75 million revolving credit facility (together, the “TPDI Credit Facilities”).  The TPDI Credit Facilities provide financing for the construction of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, which when completed will serve as security against the outstanding debt.  One of our subsidiaries participates in the secured term loan with an aggregate commitment of $595 million.  The senior tranche requires quarterly payments beginning June 2010 with a final payment on the earlier of (1) June 2015 and (2) the fifth anniversary of the acceptance date of Dhirubhai Deepwater KG2.  The junior tranche is due in full on the earlier of (1) June 2015 and (2) the fifth anniversary of the acceptance date of Dhirubhai Deepwater KG2.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum liquidity requirement, a minimum debt service ratio and a maximum leverage ratio.  The TPDI Credit Facilities may be repaid in whole or in part without premium or penalty.  At October 27, 2009, $1.1 billion was outstanding, of which $554 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on October 27, 2009 was 4.0 percent.

TPDI Notes—As of October 27, 2009, The TPDI Notes due October 2017 had an aggregate outstanding principal amount of $296 million, $148 million of which was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on October 27, 2009 was 2.9 percent.

ADDCL Credit Facilities—ADDCL has a senior credit agreement for a credit facility comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively (collectively, the “ADDCL Primary Loan Facility”).  Tranche A and Tranche B are provided by external lenders.  One of our subsidiaries is the lender for Tranche C and has agreed to provide financial security for borrowings under Tranche A and Tranche B until customer acceptance of Discoverer Luanda, the newbuild for which the facility was established.  Tranche A requires semi-annual payments beginning six months after the rig’s first well commencement date, currently scheduled for third quarter 2010, and matures in December 2017.  Tranche B matures upon customer acceptance of Discoverer Luanda, and is expected to be repaid with borrowings under Tranche C.  Tranche C is subordinate to Tranche A and Tranche B and due after Tranche A is fully repaid or, if earlier, by February 2015.  When Tranche C is funded, it will be eliminated in consolidation.  The ADDCL Primary Loan Facility will be secured by the rig upon completion of its construction and may be prepaid in whole or in part without premium or penalty.  ADDCL is required to maintain certain cash balances, as defined in the loan agreement, to service the debt.  The ADDCL Primary Loan Facility also limits the ability of ADDCL to incur additional indebtedness, make distributions and other payments and acquire assets.  At October 27, 2009, the borrowings under Tranche A and Tranche B were $191 million and $233 million, respectively, at a weighted-average interest rate of 1.6 percent.  At October 27, 2009, there were no borrowings outstanding under Tranche C.

Additionally, ADDCL has a secondary loan agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment and an external lender provides the remaining 35 percent.  The facility is payable in full the earlier of 90 days after the fifth anniversary of the first well commencement or December 2015 and may be prepaid in whole or in part without premium or penalty.  At October 27, 2009, the weighted-average interest rate was 4.3 percent on the $73 million outstanding balance, of which $47 million was provided by one of our subsidiaries and has been eliminated in consolidation.

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

Share repurchase program—In May 2009, at our Annual General Meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to 3.50 billion Swiss francs (which is equivalent to approximately U.S. $3.4 billion at an exchange rate as of the close of trading on October 27, 2009 of U.S. $1.00 to 1.0219 Swiss francs).  The board of directors has not authorized repurchases under the repurchase program at this time, but may do so in the future.

Index

The board of directors, or company management upon delegation by the board of directors, as applicable, may decide, based upon the company’s ongoing capital requirements, the price of the company’s shares, regulatory and tax considerations, cash flow generation, the relationship between the company’s contractual backlog and debt, general market conditions and other factors, that the company should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently repurchase fewer shares or not repurchase any shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon the factors set forth above.  The company plans to fund any such share repurchases from the company’s current and future cash balances and does not plan to use debt to fund any such repurchases.

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

Under Swiss corporate law, our board of directors may, without any shareholder approval, and to the extent we have freely distributable reserves as shown on our Swiss statutory balance sheet, authorize the repurchase of our shares up to an amount that would not cause us to hold more than 10 percent of our issued shares as treasury shares at any time.  As of September 30, 2009, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately four percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares that our board of directors has also recommended to our shareholders (the “Currently Approved Program”).  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately six percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of September 30, 2009, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008, except as described in this report or in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2009 and June 30, 2009.

In the nine months ended September 30, 2009, we contributed approximately $64 million to our defined benefit pension plans.  For the year ending December 31, 2009, our remaining minimum funding requirement is $5 million for our non-U.S. defined benefit pension plans, and our contributions to our U.S. defined benefit pension plans have exceeded our minimum funding requirement.  Due to market conditions, the minimum funding requirements for future periods cannot be reasonably estimated.

As of September 30, 2009, the total liability for unrecognized tax benefit related to uncertain tax positions, net of prepayments, was $640 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial commitments—As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.

We have established a wholly owned captive insurance company which insures various risks of our operating subsidiaries.  Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions.  The cash investments are currently expected to range from $125 million to $200 million by the end of 2009 depending upon our claim experience, timing of claim payments and insurance premiums written by and dividends paid by the captive insurance company.  The amount of cash investment is difficult to forecast because of the volatile nature of claim frequency and severity.

Derivative Instruments

We have established policies and procedures for derivative instruments that have been approved by our board of directors.  These policies and procedures provide for the prior approval of derivative instruments by our Chief Financial Officer.  From time to time, we may enter into a variety of derivative financial instruments in connection with our management of our exposure to fluctuations in foreign exchange rates and interest rates.  We do not enter into derivative transactions for speculative purposes; however, for accounting purposes, certain transactions may not meet the criteria for hedge accounting.

Index

We record derivative instruments at fair market value and recognize gains and losses associated with changes in fair market value depending on the hedge effectiveness and hedging strategy.  See Notes to Condensed Consolidated Financial Statements Note 9—Derivatives and Hedging.

Operating Results

Three months ended September 30, 2009 compared to three months ended September 30, 2008

	Three months ended September 30,
	2009	2008	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days (a)	9,165	11,141	(1,976)	(18)%
Utilization (a)	75%	89%	n/a	(14)%
Average daily revenue (a)	$283,800	$242,200	$41,600	17%

Contract drilling revenues	$2,602	$2,699	$(97)	(4)%
Contract drilling intangible revenues	58	143	(85)	(59)%
Other revenues	163	350	(187)	(53)%
	2,823	3,192	(369)	(12)%
Operating and maintenance expense	(1,396)	(1,426)	30	2%
Depreciation, depletion and amortization	(367)	(336)	(31)	(9)%
General and administrative expense	(54)	(46)	(8)	(17)%
Impairment loss	(46)	—	(46)	n/m
Loss from disposal of assets, net	(3)	(1)	(2)	n/m
Operating income	957	1,383	(426)	(31)%
Other income (expense), net
Interest income	—	7	(7)	100%
Interest expense, net of amounts capitalized	(115)	(143)	28	20%
Loss on retirement of debt	(7)	—	(7)	n/m
Other, net	9	(12)	21	n/m
Income tax expense	(138)	(175)	37	21%
Net income	706	1,060	(354)	(33)%
Net loss attributable to noncontrolling interest	(4)	(3)	(1)	(33)%
Net income attributable to controlling interest	$710	$1,063	$(353)	(33)%
____________________
“n/a” means not applicable

“n/m” means not meaningful

(a)	See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

Operating revenues—Contract drilling revenues decreased primarily due to lower utilization, mostly offset by higher average daily revenue and the commencement of operations of two of our newbuild rigs.  Our average daily revenue increases as we commence operations under new contracts that offer higher dayrates.  In addition, our average daily revenue increases as we stack rigs in our Midwater Floaters and Jackups fleets, since rigs in these classes are typically contracted at lower dayrates compared to those in our High-Specification Floaters fleet.  The lower utilization was primarily due to lower activity resulting from the stacking of 29 rigs, including one held for sale, during the three months ended September 30, 2009 compared to an absence of stacked time for these rigs during the three months ended September 30, 2008.

Contract drilling intangible revenues of $58 million were recognized during the three months ended September 30, 2009 as a result of the fair market valuation of GlobalSantaFe drilling contracts in effect at the time of the merger with GlobalSantaFe.  Contract drilling intangible revenues declined compared to $143 million recognized in 2008 due to completion of contracts valued in connection with the merger.

Index

Other revenues for the three months ended September 30, 2009 decreased primarily due to a $176 million decrease in non-drilling operations due to reduced activity.

Costs and expenses—Operating and maintenance expense decreased primarily due to reduced activity in our non-drilling operations and the stacking of rigs during the period.  These decreases were partially offset by increases in provisions associated with litigation matters, costs associated with shipyard and maintenance projects, as well as commencement of operations of our newbuilds.

Depreciation, depletion and amortization increased primarily due to $10 million of expense on four legacy GlobalSantaFe rigs, the useful lives of which were reduced subsequent to the third quarter of 2008 and $9 million of expense related to the commencement of operations of two newbuilds and Sedco 706.

During the three months ended September 30, 2009, we determined that the intangible assets associated with ADTI, our drilling management services reporting unit, were impaired due to diminished demand resulting from the continued global economic downturn.  We recognized impairment losses of $6 million and $40 million related to the ADTI trade name and ADTI customer relationships, respectively, during the three months ended September 30, 2009.  There was no comparable activity during the same period of 2008.

Other income and expense—The decrease in interest expense was primarily attributable to $33 million associated with debt repaid or repurchased subsequent to the third quarter of 2008, $8 million associated with lower borrowings outstanding under our commercial paper program and $6 million related to increased capitalized interest during the three months ended September 30, 2009.  Partially offsetting the decrease was $19 million of interest expense related to additional debt incurred subsequent to the third quarter of 2008.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  There is little to no expected relationship between the provision for income taxes and income before income taxes.  The estimated annual effective tax rates at September 30, 2009 and 2008 were 15.7 percent and 13.8 percent, respectively, based on estimated 2009 and 2008 annual income before income taxes after adjusting for certain items such as the impairment loss and prior period adjustments.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended September 30, 2009, the impact of the various discrete items was a net benefit of $29 million resulting in a tax rate of 16.4 percent on earnings before income taxes.  For the three months ended September 30, 2008, the impact of the various discrete period tax items was a net tax benefit of $18 million, resulting in a tax rate of 14.2 percent on earnings before income taxes.

Index

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

	Nine months ended September 30,
	2009	2008	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days (a)	30,476	33,510	(3,034)	(9)%
Utilization (a)	83%	89%	n/m	(6)%
Average daily revenue (a)	$264,500	$236,500	$28,000	12%

Contract drilling revenues	$8,061	$7,926	$135	2%
Contract drilling intangible revenues	237	557	(320)	(57)%
Other revenues	525	921	(396)	(43)%
	8,823	9,404	(581)	(6)%
Operating and maintenance expense	(3,844)	(3,947)	103	3%
Depreciation, depletion and amortization	(1,082)	(1,040)	(42)	(4)%
General and administrative expense	(163)	(140)	(23)	(16)%
Impairment loss	(334)	—	(334)	n/m
Loss from disposal of assets, net	(3)	(4)	1	25%
Operating income	3,397	4,273	(876)	(21)%
Other income (expense), net
Interest income	2	30	(28)	(93)%
Interest expense, net of amounts capitalized	(365)	(473)	108	23%
Loss on retirement of debt	(17)	(3)	(14)	n/m
Other, net	9	(20)	29	n/m
Income tax expense	(573)	(533)	(40)	(8)%
Net income	2,453	3,274	(821)	(25)%
Net loss attributable to noncontrolling interest	(5)	(3)	(2)	(67)%
Net income attributable to controlling interest	$2,458	$3,277	$(819)	(25)%
____________________
“n/a”	means not applicable

“n/m”	means not meaningful

(a)	See “—Overview” for a definition of revenue earning days, utilization and average daily revenue.

Operating revenues—Contract drilling revenues increased primarily due to higher average daily revenue, partly offset by lower utilization.  Our average daily revenue increases as we commence operations under new contracts that offer higher dayrates.  In addition, our average daily revenue increases as we stack rigs in our Midwater Floaters and Jackups fleets, since rigs in these classes are typically contracted at lower dayrates compared to those in our High-Specification Floaters fleet.  The lower utilization was primarily due to lower activity resulting from the stacking of 29 rigs, including one held for sale, during the nine months ended September 30, 2009 compared to an absence of stacked time for these rigs during the nine months ended September 30, 2008, partially offset by lower out of service time for shipyard, mobilization, maintenance and repair projects in the nine months ended September 30, 2009, as compared to the same period in 2008.

Contract drilling intangible revenues of $237 million were recognized during the nine months ended September 30, 2009 as a result of the fair market valuation of GlobalSantaFe drilling contracts in effect at the time of the merger with GlobalSantaFe.  Contract drilling intangible revenues declined compared to $557 million recognized during the nine months ended September 30, 2008 due to completion of contracts valued in connection with the merger.

Other revenues for the nine months ended September 30, 2009 decreased primarily due to a $413 million decrease in non-drilling operations due to reduced activity.

Costs and expenses—Operating and maintenance expenses decreased primarily due to reduced activity in our non-drilling operations and the stacking of rigs during the period.  These decreases were partially offset by increases in provisions associated with litigation matters, shipyard and maintenance projects and the commencement of operations of our newbuilds.

Index

Depreciation, depletion and amortization increased primarily due to $31 million of expense on four legacy GlobalSantaFe rigs, the useful lives of which were reduced subsequent to the first nine months of 2008, and $14 million of expense related to the commencement of operations of two newbuilds and Sedco 706 during the first nine months of 2009.

During the three months ended September 30, 2009, we determined that the intangible assets associated with ADTI, our drilling management services reporting unit, were impaired due to diminished demand resulting from the continued global economic downturn.  We recognized impairment losses of $6 million and $49 million related to the ADTI trade name and ADTI customer relationships, respectively, during the nine months ended September 30, 2009.  There was no comparable activity during the same period of 2008.  We also recognized an impairment loss of $279 million on the GSF Arctic II and GSF Arctic IV, both classified as assets held for sale, for the nine months ended September 30, 2009.

Other income and expense—The decrease in interest income was primarily due to investment income recognized on legacy GlobalSantaFe investments during the first nine months of 2008 with no comparable activity during the same period of 2009.

The decrease in interest expense was primarily attributable to $102 million associated with debt repaid or repurchased subsequent to the first nine months of 2008, $20 million associated with lower borrowings outstanding under our commercial paper program and $26 million related to increased capitalized interest during the nine months ended September 30, 2009.  Partially offsetting the decrease was $40 million of interest expense related to additional debt incurred subsequent to the first nine months of 2008.

During the nine months ended September 30, 2009, we recognized net losses of $16 million related to repurchases of the Series A Convertible Notes and a loss of $1 million related to the repayment of borrowings under and the termination of the Term Loan.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  There is little to no expected relationship between the provision for income taxes and income before income taxes.  The estimated annual effective tax rates at September 30, 2009 and 2008 were 15.7 percent and 13.8 percent, respectively, based on estimated 2009 and 2008 annual income before income taxes after adjusting for certain items such as the impairment loss and prior period adjustments.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the nine months ended September 30, 2009, the impact of the various discrete items was a net tax expense of $22 million resulting in a tax rate of 18.9 percent on earnings before income taxes.  For the nine months ended September 30, 2008, the impact of the various discrete period tax items was a net tax expense of $7 million, resulting in a tax rate of 14.0 percent on earnings before income taxes.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

For a discussion of the critical accounting estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.  These estimates require significant judgments, assumptions and estimates.  Management has discussed each of these critical accounting estimates with the audit committee of the board of directors.  During the nine months ended September 30, 2009, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Notes to Condensed Consolidated Financial Statements Note 3—New Accounting Pronouncements.

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term and short-term debt.  The table below presents scheduled debt maturities in U.S. dollars and related weighted-average interest rates for each of the 12-month periods ending September 30 relating to debt obligations as of September 30, 2009 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	9/30/09
Total debt
Fixed rate	$ 51	$1,838	$2,288	$2,290	$ 73	$4,097	$10,637	$10,868
Average interest rate	4.1%	2.2%	1.6%	1.6%	4.0%	6.8%	3.7%
Variable rate	$ 651	$ 25	$ 27	$ 779	$ 30	$ 226	$1,738	$1,772
Average interest rate	0.9%	5.9%	5.6%	3.5%	4.1%	3.8%	2.6%
__________________________
(a)
Maturity dates of the face value of our debt assume the put options on the 1.625% Series A Convertible Senior Notes, the 1.50% Series B Convertible Senior Notes and the 1.50%  Series C Convertible Senior Notes will be exercised in December 2010, December 2011 and December 2012, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At September 30, 2009, we had approximately $1.7 billion of variable rate debt at face value (14 percent of total debt at face value).  This variable rate debt primarily represented borrowings under the ADDCL Primary Loan Facility, the 5.25% and 5 % Senior Notes, TPDI Credit Facilities and our commercial paper program.  Based upon the September 30, 2009 and December 31, 2008 variable rate debt outstanding amounts, a one percentage point change in interest rates would result in a corresponding change in annual interest expense of approximately $17 million and $33 million, respectively.  In addition, a large part of our cash investments would earn commensurately higher rates of return if interest rates increase.  Using September 30, 2009 and December 31, 2008 cash investment levels, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $9 million and $4 million per year, respectively.

We have entered into certain interest rate swaps to reduce our exposure to interest rate risk.  The effect of these swaps has been reflected in the table above.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Instruments.”

In connection with the merger with GlobalSantaFe, we acquired GSF Jack Ryan, which is subject to a fully defeased financing lease arrangement with a remaining term of 11 years.  As a result, we have assumed the rights and obligations under the terms of the defeasance arrangement executed by GlobalSantaFe with three financial institutions, whereby we are required to make additional payments if the defeasance deposit does not earn a rate of return of at least 8.0 percent per year, the interest rate expected at the inception of the agreement.  The defeasance deposit earns interest based on the British pound three-month London Interbank Offered Rate, which was 0.542 percent as of September 30, 2009.  If the interest rate were to remain fixed at this rate for the next four years, we would be required to make an additional payment of approximately $18.5 million during that period.  We do not expect that, if required, any additional payments made under this defeasance arrangement would be material to our condensed consolidated statement of financial position, results of operations or cash flows.

Foreign Exchange Risk

Our international operations expose us to foreign exchange risk.  These matters have been previously discussed and reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to these previously reported matters during the three and nine months ended September 30, 2009.

ITEM 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Index

There were no changes to our internal controls during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

An inability to obtain visas and work permits for our employees on a timely basis could hurt our operations and have an adverse effect on our business.

Our ability to operate worldwide depends on our ability to obtain the necessary visas and work permits for our personnel to travel in and out of, and to work in, the jurisdictions in which we operate.  Governmental actions in some of the jurisdictions in which we operate may make it difficult for us to move our personnel in and out of these jurisdictions by delaying or withholding the approval of these permits.  As a result of a change in government immigration policy in Angola, we have recently experienced considerable difficulty in obtaining the necessary visas and work permits for our employees to work in Angola, where we operated eight rigs as of October 27, 2009.  If we are not able to obtain visas and work permits for the employees we need to operate our rigs on a timely basis, we might not be able to perform our obligations under our drilling contracts, which could allow our customers to cancel the contracts.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, it could adversely affect our consolidated statement of financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2009	66,331	$72.41	—	$
August 2009	60,087	$75.19	—	$
September 2009	1,979	$83.40	—	$
Total	128,397	$73.88	—	$
_________________
(1)
Total number of shares purchased in the third quarter of 2009 consists of shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the Annual General Meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to 3.50 billion Swiss francs (which is equivalent to approximately U.S. $3.4 billion at an exchange rate as of the close of trading on October 27, 2009 of U.S. $1.00 to 1.0219 Swiss francs).  The board of directors may delegate its share repurchase authority to company management to repurchase shares under the share repurchase program.

Index

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	101.ins	XBRL Instance Document

†	101.sch	XBRL Taxonomy Extension Schema

†	101.cal	XBRL Taxonomy Extension Calculation Linkbase

†	101.lab	XBRL Taxonomy Extension Label Linkbase

†	101.pre	XBRL Taxonomy Extension Presentation Linkbase
____________________
†	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2009.

TRANSOCEAN LTD.

By:   /s/  Ricardo H. Rosa
Ricardo H. Rosa
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/  John H. Briscoe
John H. Briscoe
Vice President and Controller
(Principal Accounting Officer)