Form 10-Q
period 2010-03-31
Transocean Ltd.
filed 2010-05-05
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

 ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

_________________________

Commission file number 000-53533

TRANSOCEAN LTD.
(Exact name of registrant as specified in its charter)

Zug, Switzerland	98-0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Chemin de Blandonnet 10 Vernier, Switzerland	1214
(Address of principal executive offices)	(Zip Code)

+41 (22) 930-9000
(Registrant’s telephone number, including area code)

Blandonnet International Business Center Chemin de Blandonnet 2 Building F, 7th Floor Vernier, Switzerland 1214
(Former name, former address and former fiscal year, if changed since last report)

_________________________

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

As of April 27, 2010, 319,933,046 shares were outstanding.

TRANSOCEAN LTD.
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2010

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2010	2009
Operating revenues
Contract drilling revenues	$2,441	$2,834
Contract drilling intangible revenues	33	104
Other revenues	128	180
	2,602	3,118
Costs and expenses
Operating and maintenance	1,196	1,171
Depreciation, depletion and amortization	401	355
General and administrative	63	56
	1,660	1,582
Loss on impairment	(2)	(221)
Gain (loss) on disposal of assets, net	(14)	4
Operating income	926	1,319

Other income (expense), net
Interest income	5	1
Interest expense, net of amounts capitalized	(132)	(136)
Other, net	15	6
	(112)	(129)

Income before income tax expense	814	1,190
Income tax expense	129	251

Net income	685	939
Net income (loss) attributable to noncontrolling interest	8	(3)

Net income attributable to controlling interest	$677	$942

Earnings per share
Basic	$2.10	$2.94
Diluted	$2.09	$2.93

Weighted-average shares outstanding
Basic	321	319
Diluted	322	320

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2010	2009

Net income	$685	$939

Other comprehensive loss before income taxes
Unrecognized components of net periodic benefit cost	(10)	(39)
Recognized components of net periodic benefit cost	6	4
Unrealized loss on derivative instruments	(6)	(1)

Other comprehensive loss before income taxes	(10)	(36)
Income taxes related to other comprehensive loss	—	8
Other comprehensive loss, net of income taxes	(10)	(28)

Total comprehensive income	675	911
Total comprehensive income (loss) attributable to noncontrolling interest	1	(3)

Total comprehensive income attributable to controlling interest	$674	$914

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$1,586	$1,130
Accounts receivable, net of allowance for doubtful accounts of $41 and $65 at March 31, 2010 and December 31, 2009, respectively	2,285	2,385
Materials and supplies, net of allowance for obsolescence of $64 and $66 at March 31, 2010 and December 31, 2009, respectively	464	462
Deferred income taxes, net	113	104
Assets held for sale	—	186
Other current assets	263	209
Total current assets	4,711	4,476

Property and equipment	27,604	27,383
Property and equipment of consolidated variable interest entities	2,149	1,968
Less accumulated depreciation	6,728	6,333
Property and equipment, net	23,025	23,018
Goodwill	8,132	8,134
Other assets	970	808
Total assets	$36,838	$36,436

Liabilities and equity
Accounts payable	$746	$780
Accrued income taxes	240	240
Debt due within one year	1,447	1,568
Debt of consolidated variable interest entities due within one year	82	300
Other current liabilities	787	730
Total current liabilities	3,302	3,618

Long-term debt	8,990	8,966
Long-term debt of consolidated variable interest entities	920	883
Deferred income taxes, net	713	726
Other long-term liabilities	1,707	1,684
Total long-term liabilities	12,330	12,259

Commitments and contingencies

Shares, CHF 15.00 par value, 502,852,947 authorized, 167,617,649 conditionally authorized, 335,235,298 issued at March 31, 2010 and December 31, 2009; 320,950,624 and 321,223,882 outstanding at March 31, 2010 and December 31, 2009, respectively	4,478	4,472
Additional paid-in capital	7,433	7,407
Retained earnings	9,685	9,008
Accumulated other comprehensive loss	(338)	(335)
Treasury shares, at cost, 717,000 and none held at March 31, 2010 and December 31, 2009, respectively	(60)	—
Total controlling interest shareholders’ equity	21,198	20,552
Noncontrolling interest	8	7
Total equity	21,206	20,559
Total liabilities and equity	$36,838	$36,436

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Three months ended March 31,
	2010	2009
Shares outstanding
Balance, beginning of period	321	319
Issuance of shares under share-based compensation plans	1	1
Purchases of treasury shares	(1)	—
Balance, end of period	321	320
Shares
Balance, beginning of period	$4,472	$4,444
Issuance of shares under share-based compensation plans	6	11
Balance, end of period	$4,478	$4,455
Additional paid-in capital
Balance, beginning of period	$7,407	$7,313
Share-based compensation expense	35	19
Issuance of shares under share-based compensation plans	(10)	6
Repurchases of convertible senior notes	—	6
Other, net	1	—
Balance, end of period	$7,433	$7,344
Retained earnings
Balance, beginning of period	$9,008	$5,827
Net income attributable to controlling interest	677	942
Balance, end of period	$9,685	$6,769
Accumulated other comprehensive loss
Balance, beginning of period	$(335)	$(420)
Other comprehensive loss attributable to controlling interest	(3)	(28)
Balance, end of period	$(338)	$(448)
Treasury shares, at cost
Balance, beginning of period	$—	$—
Purchases of treasury shares	(60)	—
Balance, end of period	$(60)	$—
Total controlling interest shareholders’ equity
Balance, beginning of period	$20,552	$17,164
Total comprehensive income attributable to controlling interest	674	914
Share-based compensation expense	35	19
Issuance of shares under share-based compensation plans	(4)	17
Purchases of treasury shares	(60)	—
Repurchases of convertible senior notes	—	6
Other, net	1	—
Balance, end of period	$21,198	$18,120
Total noncontrolling interest
Balance, beginning of period	$7	$3
Total comprehensive income attributable to noncontrolling interest	1	(3)
Balance, end of period	$8	$—
Total equity
Balance, beginning of period	$20,559	$17,167
Total comprehensive income	675	911
Share-based compensation expense	35	19
Issuance of shares under share-based compensation plans	(4)	17
Purchases of treasury shares	(60)	—
Repurchases of convertible notes	—	6
Other, net	1	—
Balance, end of period	$21,206	$18,120

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$685	$939
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of drilling contract intangibles	(33)	(104)
Depreciation, depletion and amortization	401	355
Share-based compensation expense	35	19
(Gain) loss on disposal of assets, net	14	(4)
Loss on impairment	2	221
Amortization of debt issue costs, discounts and premiums, net	49	52
Deferred income taxes	(22)	6
Other, net	3	11
Deferred revenue, net	151	(6)
Deferred expenses, net	(14)	2
Changes in operating assets and liabilities	(99)	(50)
Net cash provided by operating activities	1,172	1,441

Cash flows from investing activities
Capital expenditures	(379)	(708)
Proceeds from disposal of assets, net	41	8
Proceeds from distributions from short-term investments	5	221
Joint ventures and other investments, net	10	—
Net cash used in investing activities	(323)	(479)

Cash flows from financing activities
Change in short-term borrowings, net	(131)	(24)
Proceeds from debt	54	88
Repayments of debt	(253)	(600)
Repurchases of convertible senior notes	—	(102)
Purchases of treasury shares	(60)	—
Proceeds from (taxes paid for) share-based compensation plans, net	(4)	17
Other, net	1	(2)
Net cash used in financing activities	(393)	(623)

Net increase in cash and cash equivalents	456	339
Cash and cash equivalents at beginning of period	1,130	963
Cash and cash equivalents at end of period	$1,586	$1,302

See accompanying notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world.  Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At March 31, 2010, we owned, had partial ownership interests in or operated 140 mobile offshore drilling units.  As of this date, our fleet consisted of 46 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 26 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and three Other Rigs (see Note 15—Subsequent Events).  We also have three Ultra-Deepwater Floaters under construction (see Note 8—Drilling Fleet Expansion and Dispositions).

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

Note 2—Significant Accounting Policies

Basis of presentation—Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise identified.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

Accounting estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, investments, notes receivable, goodwill and other intangible assets, income taxes, share-based compensation, defined benefit pension plans and other postretirement benefits and contingencies.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Share-based compensation—Share-based compensation expense was $35 million ($33 million, or $0.10 per diluted share, net of tax) and $19 million ($17 million, or $0.05 per diluted share, net of tax) for the three months ended March 31, 2010 and March 31, 2009, respectively.

Pension and other postretirement benefits—Pension and other postretirement benefit plan obligations represented a total liability of $525 million and $514 million at March 31, 2010 and December 31, 2009, respectively.  Net periodic benefit costs were $21 million and $22 million for the three months ended March 31, 2010 and March 31, 2009, respectively.  See Note 11—Postemployment Benefit Plans.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $28 million and $46 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current period’s presentation.  These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 15—Subsequent Events.

Note 3—New Accounting Pronouncements

Recently Adopted Accounting Standards

Consolidation—Effective January 1, 2010, we adopted the accounting standards update that requires enhanced transparency of our involvement with variable interest entities, which (a) amends certain guidance for determining whether an enterprise is a variable interest entity, (b) requires a qualitative rather than a quantitative analysis to determine the primary beneficiary, and (c) requires continuous assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  We evaluated these requirements, particularly with regard to our interests in Transocean Pacific Drilling Inc. (“TPDI”) and Angola Deepwater Drilling Company Limited (“ADDCL”) and our adoption did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.  See Note 4—Variable Interest Entities.

Fair value measurements and disclosures—Effective January 1, 2010, we adopted the effective provisions of the accounting standards update that clarifies existing disclosure requirements and introduces additional disclosure requirements for fair value measurements.  The update requires entities to disclose the amounts of and reasons for significant transfers between Level 1 and Level 2, the reasons for any transfers into or out of Level 3, and information about recurring Level 3 measurements of purchases, sales, issuances and settlements on a gross basis.  The update also clarifies that entities must provide (a) fair value measurement disclosures for each class of assets and liabilities and (b) information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  We have applied the effective provisions of this accounting standards update in preparing the disclosures in our notes to condensed consolidated financial statements and our adoption did not have a material effect on such disclosures.  See Note 2—Significant Accounting Policies.

Subsequent events—Effective for financial statements issued after February 2010, we adopted the accounting standards update regarding subsequent events, which clarifies that SEC filers are not required to disclose the date through which management evaluated subsequent events in the financial statements.  Our adoption did not have a material effect on the disclosures contained within our notes to condensed consolidated financial statements.  See Note 2—Significant Accounting Policies.

Recently Issued Accounting Standards

Fair value measurements and disclosures—Effective January 1, 2011, we will adopt the remaining provisions of the accounting standards update that clarifies existing disclosure requirements and introduces additional disclosure requirements for fair value measurements.  The update requires entities to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis.  The update is effective for interim and annual periods beginning after December 15, 2010.  We do not expect that our adoption will have a material effect on the disclosures contained in our notes to consolidated financial statements.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4—Variable Interest Entities

TPDI and ADDCL, two joint venture companies in which we hold interests, were formed to own and operate certain ultra-deepwater drillships.  We have determined that each of these joint venture companies meets the criteria of a variable interest entity for accounting purposes because their equity at risk is insufficient to permit them to carry on their activities without additional subordinated financial support from us.  We have also determined, in each case, that we are the primary beneficiary for accounting purposes since (a) we have the power to direct the construction, marketing, and operating activities, which are the activities that most significantly impact each entity’s economic performance, and (b) we have the obligation to absorb a majority of the losses or receive a majority of the benefits that could be potentially significant to the variable interest entity.  As a result, we consolidate TPDI and ADDCL in our condensed consolidated financial statements, we eliminate intercompany transactions, and we present the interests that are not owned by us as noncontrolling interest on our condensed consolidated balance sheets.  The carrying amounts associated with these two joint ventures, after eliminating the effect of intercompany transactions, were as follows (in millions):

	March 31, 2010			December 31, 2009
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$1,579	$798	$781	$1,500	$763	$737
ADDCL	775	272	503	582	482	100
Total	$2,354	$1,070	$1,284	$2,082	$1,245	$837

Note 5—Impairments

During the three months ended March 31, 2010, we recognized a $2 million loss on impairment of goodwill associated with our oil and gas properties.

During the three months ended March 31, 2009, we determined that GSF Arctic II and GSF Arctic IV, both previously classified as assets held for sale, were impaired due to the global economic downturn and pressure on commodity prices, both of which have had an adverse effect on our industry.  We estimated the fair values of these rigs as of the measurement date based on an exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants and considering our undertakings to the Office of Fair Trading in the U.K. (“OFT”) that required the sale of the rigs with certain limitations and in a limited amount of time.  We based our estimates on unobservable inputs that require significant judgment, for which there is little or no market data, including non-binding price quotes from unaffiliated parties with consideration of the then-current market conditions and restrictions imposed by the OFT.  As a result of our evaluation, we recognized a loss on impairment of $221 million ($0.69 per diluted share), which had no tax effect, for the three months ended March 31, 2009.  See Note 8—Drilling Fleet Expansion and Dispositions.

Note 6—Income Taxes

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

Tax provision—We conduct operations through our various subsidiaries in a number of countries throughout the world, all of which have taxation regimes with varying nominal rates, deductions, credits and other tax attributes.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  Consequently, there is little to no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes.

Our estimated annual effective tax rates for the three months ended March 31, 2010 and March 31, 2009 were 15.0 percent and 15.2 percent, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for certain items, such as impairment losses and various other discrete items.

We record a valuation allowance for deferred tax assets, including those resulting from net operating losses, when it is more likely than not that we will not realize some or all of the benefit from the deferred tax assets.  At March 31, 2010 and December 31, 2009, the valuation allowance for non-current deferred tax assets was $69 million.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999.  For the three months ended March 31, 2010 and March 31, 2009, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations was insignificant.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	March 31, 2010	December 31, 2009
Unrecognized tax benefits, excluding interest and penalties	$460	$460
Interest and penalties	202	200
Unrecognized tax benefits, including interest and penalties	$662	$660

Our tax returns in the other major jurisdictions in which we operate are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in three major jurisdictions for up to 15 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

With respect to the 2006 and 2007 U.S. federal income tax returns, we have been notified by the U.S. tax authorities of proposed adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions ultimately resulted in the disposition of our interests in our former subsidiary TODCO in 2004 and 2005.  The authorities are disputing the amount of capital losses resulting from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on our 2006, 2007, 2008 and 2009 tax returns.  The majority of the capital losses expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers into 2006 and later years.  The proposed net adjustments to our 2006 and 2007 U.S. federal income tax returns total approximately $188 million.  We believe an unfavorable outcome on these proposed adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe that our tax returns are materially correct as filed, and we will vigorously defend against any potential claims.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain of our former external advisors on these transactions.  The authorities issued tax assessments of approximately $263 million, plus interest, related to certain restructuring transactions, approximately $115 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $69 million, plus interest, related to a 2001 dividend payment, and approximately $8 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to all these tax assessments.  We may be required to provide some form of financial security, in an amount up to $973 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on all matters.  We believe an unfavorable outcome on these matters could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  We plan to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the three months ended March 31, 2010, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues remained at $181 million due to the accrual of interest being offset by favorable exchange rate fluctuations.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $110 million, plus a 75 percent penalty of $83 million and $99 million of interest through March 31, 2010.  We believe an unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7—Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Net income attributable to controlling interest	$677	$677	$942	$942
Undistributed net income allocable to participating securities	(4)	(3)	(5)	(5)
Net income attributable to shareholders	$673	$674	$937	$937
Denominator for earnings per share
Weighted-average shares outstanding	321	321	319	319
Effect of stock options and other share-based awards	—	1	—	1
Weighted-average shares for per share calculation	321	322	319	320

Earnings per share	$2.10	$2.09	$2.94	$2.93

Shares subject to issuance pursuant to the conversion features of the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.

Note 8—Drilling Fleet Expansion and Dispositions

Drilling fleet expansion— Construction work in progress, recorded in property and equipment, was $2.6 billion and $3.7 billion at March 31, 2010 and December 31, 2009, respectively.  The following table presents actual capital expenditures and other capital additions, including capitalized interest, for our remaining major construction projects (in millions):

	Three months ended March 31, 2010	Through December 31, 2009	Total costs

Discoverer Luanda (a)	$145	$535	$680
Discoverer India	32	541	573
Deepwater Champion(b)	31	527	558
Dhirubhai Deepwater KG2 (c) (d)	24	641	665
Discoverer Inspiration (c)	9	667	676
Capitalized interest	28	183	211
Mobilization costs	12	19	31
Total	$281	$3,113	$3,394
__________________________
(a)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  ADDCL is responsible for these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(b)
These costs include our initial investment in Deepwater Champion of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”) in November 2007.

(c)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction or conversion projects had been completed as of March 31, 2010.
(d)
The costs for Dhirubhai Deepwater KG2 represent 100 percent of expenditures incurred prior to our investment in the joint venture ($178 million) and 100 percent of expenditures incurred since our investment in the joint venture.  TPDI is responsible for these costs.  We hold a 50 percent interest in TPDI, and Pacific Drilling Limited holds the remaining 50 percent interest.

During the three months ended March 31, 2010, we acquired GSF Explorer, an asset formerly held under capital lease, in exchange for a cash payment terminating the capital lease obligation in the amount of $15 million.  See Note 9—Debt.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dispositions—During the three months ended March 31, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million.  The notes receivable, which are secured by the drilling units, have stated interest rates of 9 percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We estimated the fair values of the notes receivable based on unobservable inputs that require significant judgment, for which there is little or no market data.  We continue to operate GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel through October 2010.  As a result of the sale, we recognized a loss on disposal of assets for the three months ended March 31, 2010 in the amount of $15 million.

For the three months ended March 31, 2010 and March 31, 2009, gains on disposal of other assets were $1 million and $4 million, respectively.  See Note 15—Subsequent Events.

Note 9—Debt

Our debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	March 31, 2010	December 31, 2009

ODL Loan Facility	$10	$10
Commercial paper program (a)	150	281
6.625% Notes due April 2011 (a)	169	170
5% Notes due February 2013	250	247
5.25% Senior Notes due March 2013 (a)	502	496
6.00% Senior Notes due March 2018 (a)	997	997
7.375% Senior Notes due April 2018 (a)	247	247
Capital lease obligation due July 2026	—	15
8% Debentures due April 2027 (a)	57	57
7.45% Notes due April 2027 (a)	96	96
7% Senior Notes due June 2028	312	313
Capital lease contract due August 2029	707	711
7.5% Notes due April 2031 (a)	598	598
1.625% Series A Convertible Senior Notes due December 2037 (a)	1,271	1,261
1.50% Series B Convertible Senior Notes due December 2037 (a)	2,075	2,057
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,997	1,979
6.80% Senior Notes due March 2038 (a)	999	999
Total debt	10,437	10,534
Less debt due within one year
ODL Loan Facility	10	10
Commercial paper program (a)	150	281
Capital lease contract due August 2029	16	16
1.625% Series A Convertible Senior Notes due December 2037 (a)	1,271	1,261
Total debt due within one year	1,447	1,568
Total long-term debt	$8,990	$8,966
__________________________
(a)
Transocean Inc., a wholly owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the commercial paper program and the Five-Year Revolving Credit Facility.  Transocean Ltd. has no independent assets or operations, its guarantee of debt securities of Transocean Inc. is full and unconditional and its only other subsidiaries not owned indirectly through Transocean Inc. are minor.  Transocean Ltd. is not subject to any significant restrictions on its ability to obtain funds from its consolidated subsidiaries or entities accounted for under the equity method by dividends, loans or return of capital distributions.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The debt of consolidated variable interest entities after the elimination of intercompany balances was comprised of the following (in millions):

	March 31, 2010	December 31, 2009

TPDI Credit Facilities due March 2015	$613	$581
ADDCL Credit Facilities due June 2017	241	454
TPDI Notes due October 2019	148	148
Total debt of consolidated variable interest entities	1,002	1,183
Less debt of consolidated variable interest entities due within one year
TPDI Credit Facilities due March 2015	70	52
ADDCL Credit Facilities due June 2017	12	248
Total debt of consolidated variable interest entities due within one year	82	300
Total long-term debt of consolidated variable interest entities	$920	$883

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the bondholders will exercise their options to require us to repurchase the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes (collectively, the “Convertible Senior Notes”) in December 2010, 2011 and 2012, respectively.  At March 31, 2010, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd.	Consolidated variable interest entities	Consolidated total
Twelve months ending March 31,
2011	$1,475	$82	$1,557
2012	2,383	96	2,479
2013	2,969	98	3,067
2014	20	99	119
2015	22	364	386
Thereafter	3,915	263	4,178
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,784	1,002	11,786
Total unamortized discounts, premiums and fair value adjustments	(347)	—	(347)
Total debt	$10,437	$1,002	$11,439

Commercial paper program—We maintain a commercial paper program, which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes for general corporate purposes up to a maximum aggregate outstanding amount of $1.5 billion.  At March 31, 2010, $150 million in commercial paper was outstanding at a weighted-average interest rate of 0.3 percent.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”).  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent and was 0.15 percent at March 31, 2010.  At March 31, 2010, we had $81 million in letters of credit issued and outstanding and no borrowings outstanding under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the secured term loan with an aggregate commitment of $595 million.  At March 31, 2010, $1.2 billion was outstanding under the TPDI Credit Facilities, of which $595 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on March 31, 2010 was 3.9 percent.  See Note 10—Derivatives and Hedging.

TPDI Notes—TPDI has issued the TPDI Notes which have maturities through October 2019.  At March 31, 2010, the aggregate outstanding principal amount was $296 million, $148 million of which was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on March 31, 2010 was 2.4 percent.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Tranche A and Tranche B are provided by external lenders.  One of our subsidiaries has agreed to provide financing for Tranche C, and another subsidiary has agreed to provide financial security for the borrowings under Tranche A and Tranche B until the first well commencement date.  During the three months ended March 31, 2010, ADDCL repaid borrowings under Tranche B using borrowings under Tranche C, which was eliminated in consolidation.  At March 31, 2010, $215 million was outstanding under Tranche A at a weighted-average interest rate of 0.7 percent.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  At March 31, 2010, $75 million was outstanding under the ADDCL Secondary Loan Facility, of which $49 million was provided by one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on March 31, 2010 was 3.4 percent.

Capital lease obligation—During the three months ended March 31, 2010, we acquired GSF Explorer, an asset formerly held under a capital lease, in exchange for a cash payment of $15 million, thereby terminating the capital lease obligation.  In connection with the termination of the capital lease obligation, we recognized a gain on debt retirement of $2 million.  See Note 8—Drilling Fleet Expansion and Dispositions.

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—Holders may convert the Convertible Senior Notes under certain circumstances at a rate of 5.9310 shares per $1,000 note, subject to adjustment upon the occurrence of certain events and increase upon the occurrence of certain fundamental changes.

The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	March 31, 2010			December 31, 2009
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$1,299	$(28)	$1,271	$1,299	$(38)	$1,261
Series B Convertible Senior Notes due 2037	2,200	(125)	2,075	2,200	(143)	2,057
Series C Convertible Senior Notes due 2037	2,200	(203)	1,997	2,200	(221)	1,979

The carrying amounts of the equity components of the Convertible Senior Notes were as follows (in millions):

	March 31, 2010	December 31, 2009
Carrying amount of equity component
Series A Convertible Senior Notes due 2037	$215	$215
Series B Convertible Senior Notes due 2037	275	275
Series C Convertible Senior Notes due 2037	352	352

Including the amortization of the unamortized discount, the effective interest rates were 4.88 percent for the Series A Notes, 5.08 percent for the Series B Notes, and 5.28 percent for the Series C Notes.  At March 31, 2010, the remaining period over which the discount will be amortized was less than a year for the Series A Notes, 1.7 years for the Series B Notes and 2.7 years for the Series C Notes.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended March 31,
	2010	2009
Interest expense
Series A Convertible Senior Notes due 2037	$15	$25
Series B Convertible Senior Notes due 2037	26	25
Series C Convertible Senior Notes due 2037	26	25

During the three months ended March 31, 2010, we did not repurchase any of the Convertible Senior Notes.  During the three months ended March 31, 2009, we repurchased an aggregate principal amount of $111 million of the 1.625% Series A Notes for an aggregate cash payment of $102 million.  We recognized a loss on retirement of $2 million associated with the debt component of the 1.625% Series A Notes and recorded additional paid-in capital of $6 million associated with the equity component of the 1.625% Series A Notes.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10—Derivatives and Hedging

Cash flow hedges—TPDI has entered into interest rate swaps, which have been designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable-rate borrowings under the TPDI Credit Facilities.  The notional value increased proportionately with the projected borrowings under the TPDI Credit Facilities to a maximum amount of $1.190 billion, of which $595 million is attributable to one of our subsidiaries.  As of March 31, 2010, the aggregate notional value had increased to the maximum amount and the intercompany balances attributable to our subsidiary have been eliminated in consolidation.  Under the interest rate swaps, TPDI receives interest at three-month London Interbank Offered Rate and pays interest at a weighted-average fixed rate of 2.3 percent during the expected term of the TPDI Credit Facilities.  At March 31, 2010, the interest rate swaps represented a liability measured at fair value of $2 million, recorded in other long-term liabilities, with a corresponding increase to accumulated other comprehensive loss.  The weighted-average variable interest rate on March 31, 2010 was 3.9 percent.  At December 31, 2009, the interest rate swaps represented an asset measured at a fair value of $5 million, recorded in other assets, and a liability measured at fair value of less than $1 million, recorded in other long-term liabilities, with a corresponding decrease to accumulated other comprehensive loss on our consolidated balance sheet.  The ineffective portion of the cash flow hedges was less than $1 million recorded in interest expense for the three months ended March 31, 2010.  There was no ineffectiveness for the three months ended March 31, 2009.

Fair value hedges—Two of our wholly owned subsidiaries have entered into interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5.25% Senior Notes and the 5.00% Notes.  The interest rate swaps have aggregate notional values of $500 million and $250 million, respectively, equal to the face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  At March 31, 2010, the interest rate swaps represented an asset measured at fair value of $5 million, recorded in other assets, with a corresponding increase to the carrying amount of the underlying debt instrument.  The weighted-average variable interest rate on March 31, 2010 was 3.4 percent.  At December 31, 2009, the interest rate swaps represented a liability measured at a fair value of $4 million, recorded in other long-term liabilities, with a corresponding decrease to the carrying amount of the underlying debt instrument.

Note 11—Postemployment Benefit Plans

Defined benefit pension plans and other postretirement benefit plans

Overview—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees.  We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover our employees in those areas, and we have certain frozen plans assumed in connection with our mergers that cover certain of our current employees and former employees and directors of our predecessors.

Net periodic benefit costs—Net periodic benefit costs, before tax, included the following components (in millions):

	Three months ended March 31, 2010				Three months ended March 31, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Service cost	$10	$6	$—	$16	$11	$4	$—	$15
Interest cost	14	5	1	20	12	4	1	17
Expected return on plan assets	(14)	(5)	—	(19)	(13)	(3)	—	(16)
Settlements and curtailments	—	1	—	1	2	—	—	2
Actuarial losses, net	3	1	—	4	4	—	—	4
Prior service cost, net	—	—	(1)	(1)	—	—	—	—
Net periodic benefit costs	$13	$8	$—	$21	$16	$5	$1	$22

Funding contributions—During the three months ended March 31, 2010, we contributed an aggregate amount of $8 million to the U.S. Plans, the non-U.S. Plans and the other postretirement employee benefits plans, which was funded from our cash flows from operations.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Severance plan

Following our merger with GlobalSantaFe in 2007, we established a plan to consolidate operations and administrative functions.  As of March 31, 2010, we had identified 377 employees who had been involuntarily terminated pursuant to this plan.  We recognized $5 million and $6 million of severance expense in the three months ended March 31, 2010 and March 31, 2009, respectively, in either operating and maintenance expense or general and administrative expense.  The liability associated with the severance plan, recorded in other current liabilities, was $14 million and $17 million at March 31, 2010 and December 31, 2009, respectively.  Since the severance plan’s inception in 2007, we have paid $61 million in termination benefits under the plan, including $8 million and $4 million paid during the three months ended March 31, 2010 and March 31, 2009, respectively.  No additional amounts will be recognized under the severance plan, which expired during the three months ended March 31, 2010.

Note 12—Contingencies

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

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, fundings from settlements with the primary insurers and funds received from the cancellation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos.  As of March 31, 2010, the subsidiary was a defendant in approximately 1,054 lawsuits.  Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,612 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through March 31, 2010, the amounts expended to resolve claims (including both attorneys’ fees and expenses, and settlement costs) have not been material, and all deductibles with respect to the primary insurance have been satisfied.  The subsidiary continues to be named as a defendant in additional lawsuits and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient insurance and funds from the settlements of litigation with insurance carriers available to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

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

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  In addition, as of March 31, 2010, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.  See Note 15—Subsequent Events.

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

The codefendant filed a Notice of Appeal of the rulings of the Bankruptcy Court.  GlobalSantaFe and its two subsidiaries also filed Notices of Appeal to the U.S. District Court for the District of Delaware.  On January 27, 2009, the codefendant’s appeal was granted by the District Court and the bankruptcy case was remanded to the Bankruptcy Court with instructions to have the case dismissed.  On February 10, 2009, the Bankruptcy Court entered an order dismissing the bankruptcy case.  The debtors, GlobalSantaFe and the two subsidiaries have filed Notices of Appeal of the District Court’s ruling with the U.S. Court of Appeals for the Third Circuit.  On February 18, 2009, the District Court stayed its ruling which instructed the Bankruptcy Court to dismiss the case.  The appeal was heard on September 14, 2009.  On December 22, 2009, the Court of Appeals affirmed the ruling of the District Court.  On January 5, 2010, we petitioned the Third Circuit for a rehearing of that ruling.  On January 27, 2010, the Third Circuit declined the petitions for rehearing and on February 4, 2010, the Third Circuit issued its mandate and the District Court responded by closing the appeal pending in the District Court the same day.  The matter was then referred to the Bankruptcy Court for dismissal.

On February 1, 2010, the codefendant filed a motion for sanctions against the debtors, GlobalSantaFe and the two subsidiaries and counsel for all the companies based on the dismissal of the bankruptcy cases.  Thereafter on February 12, 2010, the codefendant filed a motion to vacate the automatic stay.  On March 10, 2010, a hearing was conducted in the Bankruptcy Court on the above motions.  The motion for sanctions was taken under advisement by the Bankruptcy Court and, on the same day, the Bankruptcy Court entered an order vacating the automatic stay in the Bankruptcy Case in its entirety.  The Bankruptcy Case remains open subject to the mandate and the pending motion for sanctions.

After entry of the order vacating the automatic stay, GlobalSantaFe and the two subsidiaries filed a declaratory judgment action in State District Court in Houston, Texas against the codefendant and the debtors seeking a declaration that GlobalSantaFe and the two subsidiaries had no liability under legal theories advanced by the codefendant.  On March 11, 2010, the codefendant filed a motion for leave to amend the pending litigation in Avoyelles Parish to add GlobalSantaFe, Transocean Worldwide Inc., its successor and our wholly owned subsidiary, and one of the subsidiaries as well as various additional insurers.  Leave to amend was granted and the amended petition was filed.  An extension to respond for all purposes was agreed until April 28, 2010 for the debtors, GlobalSantaFe, Transocean Worldwide Inc. and the subsidiary.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We believe that these legal theories should not be applied against GlobalSantaFe or Transocean Worldwide Inc.  Our subsidiary, its parent and GlobalSantaFe intend to continue to vigorously defend against any action taken in an attempt to impose liability against them under the theories discussed above or otherwise and believe they have good and valid defenses thereto.  We do not believe that these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Retained risk

Our insurance program consisted of commercial market and captive insurance policies primarily with 12 month policy periods beginning on May 1, 2009. Under the program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $250 million per year, on our hull and machinery. However, in the event of a total loss or a constructive total loss of a drilling unit, such loss would be subject to a deductible ranging from $0.5 million to $1.5 million. Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value. Also subject to the same shared deductible, we have coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our excess liability coverage described below.  We carry $950 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has separate (1) $10 million per occurrence deductibles on crew personal injury liability and on collision liability claims and (2) a separate $5 million per occurrence deductible on other third-party non-crew claims. These types of excess liability coverages are subject to an additional aggregate self-insured retention of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the $50 million is exhausted.  We generally retain the risk for any liability losses in excess of $1.0 billion.  We also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence and/or willful misconduct.

We have elected to self-insure operators extra expense coverage for ADTI and CMI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  Generally, ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million.

As of March 31, 2010, the insured value of our drilling rig fleet was approximately $39 billion in the aggregate.  See Note 15—Subsequent Events.

We generally do not have commercial market insurance coverage for physical damage losses, including liability for wreck removal expenses, to our fleet caused by named windstorms in the U.S. Gulf of Mexico and war perils worldwide. Except with respect to Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, we generally do not carry insurance for loss of revenue unless contractually required.

Letters of credit and surety bonds

We had letters of credit outstanding totaling $500 million and $567 million at March 31, 2010 and December 31, 2009, respectively.  These letters of credit guarantee various contract bidding and performance activities under various committed and uncommitted credit lines provided by several banks.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  Surety bonds outstanding totaled $31 million at March 31, 2010 and December 31, 2009.

Note 13—Equity

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately U.S. $3.3 billion, using an exchange rate of U.S. $1.00 to CHF 1.05 as of the close of trading on March 31, 2010.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.

During the three months ended March 31, 2010, following the authorization by our board of directors, we repurchased 717,000 of our shares under our share repurchase program in exchange for CHF 64 million, equivalent to $60 million.  At March 31, 2010, we held 717,000 treasury shares purchased under our share repurchase program, recorded at cost.  See Note 15—Subsequent Events.

Shares held by subsidiary—In December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At March 31, 2010 and December 31, 2009, our subsidiary had 13,567,674 shares and 14,011,416 shares, respectively, available for this purpose.

Index
TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14—Fair Value of Financial Instruments

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

Short-term investments—The carrying amount represents the estimated fair value, measured using pricing data that are representative of quoted prices for similar instruments in active markets or identical instruments in less active markets.  Our short-term investments include investments in The Reserve International Liquidity Fund Ltd. and The Reserve Primary Fund.  At March 31, 2010 and December 31, 2009, the carrying amount of our short-term investments was $32 million and $38 million, respectively, recorded in other assets on our condensed consolidated balance sheets.

Notes receivable—The carrying amount represents the estimated fair value, measured using unobservable inputs that require significant judgment, for which there is little or no market data.  At March 31, 2010, the aggregate carrying amount of our notes receivable was $130 million, including $19 million and $111 million recorded in other current assets and other assets, respectively.  We did not hold notes receivable as of December 31, 2009.

Debt—The fair value of our fixed-rate debt is measured using quoted prices for identical instruments in active markets.  Our variable-rate debt is included in the fair values stated below at its carrying amount since the short-term interest rates cause the face value to approximate its fair value.  The TPDI Notes and Overseas Drilling Limited Loan Facility are included in the fair values stated below at their aggregate carrying amount of $158 million at March 31, 2010 and December 31, 2009, since there is no available market price for such related-party debt.  The carrying amounts and estimated fair values of our long-term debt, including debt due within one year, were as follows (in millions):

	March 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value

Long-term debt, including current maturities	$10,437	$11,047	$10,534	$11,218
Long-term debt of consolidated variable interest entities, including current maturities	1,002	1,004	1,183	1,178

Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value, measured using pricing data, including quoted prices and other observable market data, for the instruments.  The carrying amount of our derivative instruments were $5 million and $2 million at March 31, 2010 and $5 million and $5 million at December 31, 2009, recorded in other assets and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

Note 15—Subsequent Events

Share repurchase program—Subsequent to March 31, 2010, we repurchased 1,732,900 of our shares under our share repurchase program in exchange for an aggregate amount of CHF 160 million, equivalent to $150 million.  At May 5, 2010, we held 2,449,900 treasury shares, at cost.

Deepwater Horizon incident—Subsequent to March 31, 2010, our Ultra-Deepwater Floater Deepwater Horizon, which had been drilling a well for its operator in the U.S. Gulf of Mexico, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  Eleven persons are missing and presumed dead and others were injured as a result of the incident.  Our underwriters declared the vessel a total loss and, as of May 5, 2010, we received $401 million as partial payment of the expected insurance recoveries.  The combined response team was unable to stem the flow of hydrocarbons from the well prior to the sinking of the rig and efforts to contain the flow of hydrocarbons are still underway.  The Departments of Homeland Security and Interior have begun a joint investigation into the cause of the incident.  The U.S. Coast Guard and the Minerals Management Service share jurisdiction over the investigation into the incident.  In addition, various committees and subcommittees of the House of Representatives and the Senate of the United States have requested our participation in hearings related to the incident.  We have also received a request to preserve information from the DOJ.  There have also been numerous lawsuits filed related to the incident, and we expect additional lawsuits to be filed.  We expect to incur significant legal fees and costs in responding to these matters.

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

▪	liquidity and adequacy of cash flow for our obligations, including our ability and the expected timing to access certain investments in highly liquid instruments,
▪	our results of operations and cash flow from operations, including revenues and expenses,
▪	uses of excess cash, including the payment of dividends and other distributions, debt retirement and share repurchases under our share repurchase program,
▪	the cost and timing of acquisitions and the proceeds and timing of dispositions,
▪	the impact of the Deepwater Horizon incident,
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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	debt levels, including impacts of the financial and economic downturn,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “estimates”	▪ “may”	▪ “projects”
▪ “believes”	▪ “expects”	▪ “might”	▪ “scheduled”
▪ “budgets”	▪ “forecasts”	▪ “plans”	▪ “should”
▪ “could”	▪ “intends”	▪ “predicts”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included herein and in our annual report on Form 10-K for the year ended December 31, 2009,
▪	the adequacy of sources of liquidity,
▪	our inability to obtain contracts for our rigs that do not have contracts,
▪	the cancellation of contracts currently included in our reported contract backlog,
▪	the effect and results of litigation, tax audits and contingencies, and
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

Index

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 30, 2010, we owned, had partial ownership interests in or operated 139 mobile offshore drilling units.  As of this date, our fleet consisted of 45 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 26 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and three Other Rigs.  In addition, we had three Ultra-Deepwater Floaters under construction.

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

Significant Events

Deepwater Horizon incident—On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank following a fire and explosion while operating in the U.S. Gulf of Mexico and has been declared a total loss.  Eleven persons are missing and presumed dead and others were injured as a result of the incident.  As we continue to investigate the cause of the incident, we are evaluating its consequences, which are expected to have a material effect on our future consolidated results of operations and cash flows and may have a material effect on our future consolidated statement of financial position.  Although the rig was operating under a contract which was to extend through September 2013, the total loss of the rig results in an automatic termination of the agreement.  The backlog associated with the drilling contract under which Deepwater Horizon was operating was approximately $590 million.  The rig had an insured value of $560 million, subject to a deductible ranging from $0.5 million to $1.5 million.  As of May 5, 2010, we have received $401 million as partial payment of the expected insurance recoveries.  We carry insurance that covers wreck removal, if required, subject to certain limits and deductibles.  We can provide no assurances as to the estimated costs, insurance recoveries, or other actions that will result from this incident.  See “—Outlook—Insurance matters,” “Part II.  Other Information, Item 1.  Legal Proceedings” and “Part II.  Other Information, Item 1A. Risk Factors.”

Fleet expansion—We have recently completed construction of three Ultra-Deepwater newbuilds and each has departed the shipyard.  As of April 13, 2010, two of these units had been accepted by their respective customers and commenced their respective contracts.  See “—Outlook.”

Exchange listing—Effective April 20, 2010, our shares began trading on the SIX Swiss Exchange under the symbol “RIGN.”  Our shares also continue to be listed on the New York Stock Exchange under the symbol “RIG.”

Share repurchase program—As of May 5, 2010, we had repurchased a total of 2,449,900 of our shares under our share repurchase program in exchange for an aggregate amount of CHF 224 million, equivalent to $210 million.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Dispositions—During the three months ended March 31, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million.  As a result of the sale, we recognized a loss on disposal of assets for the three months ended March 31, 2010 in the amount of $15 million.  See “—Liquidity and Capital Resources—Fleet Expansion and Dispositions.”

Index

Outlook

Drilling market—We expect market utilization to stabilize over the next few quarters, possibly at lower levels than those of 2008, due to continued stability in oil and gas prices and in the credit markets.  Additionally, we expect this stability to result in improved contracting opportunities for our High-Specification Floater fleet during 2010.  However, considering the uncontracted capacity in 2010 and 2011 from newbuilds and existing units in the market, we cannot be certain of projections for utilization for our High-Specification Floater fleet.  Consequently, we do not believe that the increased tendering activity that we are currently experiencing will foster a corresponding increase in dayrates or a return to the highs experienced in 2008 in the near term.  See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 for a discussion of some of the risks associated with a possible decline in commodity prices and an extended worldwide economic downturn.

As of April 13, 2010, our contract backlog had declined to $28.6 billion, as adjusted for the $590 million lost backlog associated with the drilling contract under which Deepwater Horizon was operating.  As of February 2, 2010, our contract backlog was $30.4 billion.  Although we are currently engaged in advanced discussions with customers on several additional opportunities, our backlog may continue to decline if we are unable to obtain new contracts for our rigs that sufficiently replace existing backlog as it is consumed over time.

Fleet status—The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.  As of April 13, 2010, the uncommitted fleet rates for the remainder of 2010, 2011, 2012 and 2013 are as follows:

Uncommitted fleet rate	2010	2011	2012	2013
High-Specification Floaters	7%	24%	42%	51%
Midwater Floaters	32%	68%	80%	95%
High-Specification Jackups	52%	71%	88%	100%
Standard Jackups	55%	78%	92%	98%

We have 14 existing contracts with fixed-price or capped options, and given current market conditions, we expect that a number of these options will not be exercised by our customers in 2010.  Well-in-progress or similar provisions of our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet is fully contracted for 2010, and we recently contracted an Ultra-Deepwater Floater available in 2011 for two years.  We recently extended a Deepwater Floater available in 2010 for a three-year period and two other Deepwater Floaters, also available in 2010, for seven months each.  Recent subletting of our High-Specification Floater fleet has had minimal impact on our operations in 2010 thus far, but we cannot be certain of the impact on our operations in 2011 and beyond.  As of April 13, 2010, after adjusting for the loss of Deepwater Horizon, we had 44 of our 48 current and future High-Specification Floaters contracted through the end of 2010, with 32, including all of our newbuilds, contracted beyond 2011.  These 44 units also include all of our Ultra-Deepwater Floaters.  We believe the continued exploration successes in the deepwater offshore provinces will foster significant demand and should support our long-term positive outlook for our High-Specification Floater fleet.

Midwater Floaters—For our Midwater Floater fleet, which includes 26 semisubmersible rigs, near-term customer interest has remained steady and in line with the previous quarter.  During the first quarter of 2010, active tendering resulted in the execution of several contracts for our Midwater Floater fleet and the reactivation of one stacked unit.  Sixty-nine percent of our Midwater Floater fleet is committed to contracts that extend into the second quarter of 2010.  We believe the recent increased tendering activity could result in our active rigs working beyond their current contracts and the possibility of reactivating one or more of our five stacked Midwater Floaters in the second half of 2010.  Market utilization for this fleet, however, may face challenges from the moored Deepwater Floaters coming available in 2010 and potentially competing in the midwater market due to the lack of current opportunities in the deepwater market.  Tenders for our Midwater Floaters are generally shorter in duration, resulting in these units working on well-to-well programs.

High-Specification Jackups and Standard Jackups—Considering the number of units currently stacked, and the number of newbuild units expected to enter the market without customer contracts and the absence of a corresponding increase in customer demand, we expect near-term dayrates for our jackup fleet to decline as contracts are renewed or completed.  However, tendering activity has increased during the first quarter of 2010, which has resulted in new contracts, including the reactivation of four stacked units, and extensions of several existing contracts.  As of April 13, 2010, we had three of our 10 High-Specification Jackups and 20 of our 55 Standard Jackups stacked.  Although we have two  High-Specification Jackups and six Standard Jackups completing their current contracts in the second quarter of 2010, the continued increase in tendering activity could result in the extension of these contracts or the reactivation of a few of our stacked units in the second half of 2010.

Index

Key measures—Key measures of our results of operations and financial condition are as follows:

	Three months ended March 31,
	2010	2009	Change
	(In millions, except average daily revenue and percentages)

Average daily revenue (a)(b)	$298,300	$256,500	$41,800
Utilization (b)(c)	66%	91%	n/a
Statement of operations data
Operating revenues	$2,602	$3,118	$(516)
Operating and maintenance expenses	1,196	1,171	25
Operating income	926	1,319	(393)
Net income attributable to controlling interest	677	942	(265)

	March 31, 2010	December 31, 2009	Change
Balance sheet data (at end of period)
Cash and cash equivalents	$1,586	$1,130	$456
Total assets	36,838	36,436	402
Total consolidated debt	11,439	11,717	(278)
__________________________
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

Resulting from the market pressures experienced in the three months ended March 31, 2010, our revenues declined relative to those recognized in the three months ended March 31, 2009.  The decline was primarily due to lower utilization, mostly related to 33 stacked and idle rigs as of March 31, 2010, as compared to six stacked rigs during the same period in 2009.  This decline was partially offset by revenues from the commencement of operations of our newbuild rigs.  The decreased utilization also resulted in a decrease in our operating and maintenance expenses compared to the prior year period, which was more than offset by increased operating and maintenance expenses associated with the commencement of operations of our newbuild rigs and maintenance and shipyard projects.  As of March 31, 2010, we had reduced our total debt compared to December 31, 2009, primarily due to reduced borrowings under our commercial paper program (see “—Liquidity and Capital Resources—Sources and Uses of Liquidity”).

For the year ending December 31, 2010, we expect our total revenues to decline slightly compared to our total revenues for the year ended December 31, 2009.  We expect this reduction to result from reduced drilling activity associated with stacked and idle rigs, lost revenues from the Deepwater Horizon contract termination and reduced operating activity associated with our integrated services.  However, we expect the decrease in revenues to be partially offset by a full year of drilling operations of our five newbuilds delivered in 2009, the commencement of drilling operations of four additional newbuilds in 2010, and increased activity in our other operations segment.

Additionally, we expect our total operating and maintenance expenses for the year ending December 31, 2010 to increase compared to operating and maintenance expenses for the year ended December 31, 2009 primarily due to a full year of drilling operations of our five newbuilds delivered in 2009, the commencement of drilling operations of four additional newbuilds in 2010, an increase in maintenance and shipyard projects, an increase in activity in our other operations segment and additional costs associated with the Deepwater Horizon incident.  We expect these increases will be mostly offset by reduced costs associated with stacked and idle rigs and reduced integrated services activity.  Our projected operating and maintenance expenses for the year ending December 31, 2010 remain uncertain and could be affected by actual activity levels, rig reactivations, exchange rates and cost inflation as well as other factors.

Index

We are currently evaluating the consequences of the Deepwater Horizon incident, which is expected to have a material effect on our results of operations and cash flows and may have a material effect on our future consolidated statement of financial position.  Although our operating and maintenance expenses for the year ending December 31, 2010 will be affected by the Deepwater Horizon incident, we cannot be certain of the extent of the resulting costs, related insurance recoveries, or other consequences that the incident may have on our operating results or cash flows.  See “—Insurance matters” and “Part II.  Other Information, Item 1A.  Risk Factors.”

Insurance matters—We periodically evaluate our hull and machinery and third-party liability insurance limits and self-insured retentions.  Although our existing insurance policies were scheduled to expire May 1, 2010, we negotiated with our underwriters a one-month extension as we assess the incident involving the loss of our Ultra-Deepwater Floater Deepwater Horizon.  Although we cannot provide any assurances, we are seeking to renew our hull and machinery and third-party liability insurance coverages with provisions similar to previous policies.

Our insurance program consisted of commercial market and captive insurance policies primarily with 12 month policy periods beginning on May 1, 2009. Under the program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $250 million per year, on our hull and machinery. However, in the event of a total loss or a constructive total loss of a drilling unit, such loss would be subject to a deductible ranging from $0.5 million to $1.5 million. Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value. Also subject to the same shared deductible, we have coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our excess liability coverage described below.  We carry $950 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution. We generally retain the risk for any liability losses in excess of $1.0 billion.  Our excess liability coverage has separate (1) $10 million per occurrence deductibles on crew personal injury liability and on collision liability claims and (2) a separate $5 million per occurrence deductible on other third-party non-crew claims. These types of excess liability coverages are subject to an additional aggregate self-insured retention of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the $50 million is exhausted. We also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence and/or willful misconduct.

We have elected to self-insure operators extra expense coverage for ADTI and CMI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  Generally, ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of $50 million.

We generally do not have commercial market insurance coverage for physical damage losses, including liability for wreck removal expenses, to our fleet caused by named windstorms in the U.S. Gulf of Mexico and war perils worldwide.  Except with respect to Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, we generally do not carry insurance for loss of revenue unless contractually required.

In April 2010, following the sinking of the Ultra-Deepwater Floater Deepwater Horizon, our insurance underwriters declared the vessel a total loss.  The rig had an insured value of $560 million, and we expect to receive these insurance proceeds subject to a deductible ranging from $0.5 million to $1.5 million.  As of May 5, 2010, we have received $401 million as partial payment of the expected insurance recoveries.  We carry insurance that covers wreck removal, if required, subject to certain limits and deductibles.

See Notes to Condensed Consolidated Financial Statements Note 12—Contingencies—Retained risk and “Part II.  Other Information, Item 1A.  Risk Factors.”

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

Index

The U.S. tax authorities’ original assessment against our 2004 and 2005 activities also asserted that one of our key subsidiaries maintains a permanent establishment in the U.S. and is, therefore, subject to U.S. taxation on certain earnings effectively connected to such U.S. business.  In November 2009, we were notified that this position was withdrawn by the U.S. tax authorities.  If the authorities were to continue to pursue this position with respect to years following 2005 and were successful in such assertion, our effective tax rate on worldwide earnings with respect to those years could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our returns are materially correct as filed, and we will continue to vigorously defend against any such claim.

We have been notified of proposed adjustments from the U.S. tax authorities related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions ultimately resulted in the disposition of our interests in our former subsidiary TODCO in 2004 and 2005.  The authorities are disputing the amount of capital losses resulting from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on the 2006, 2007, 2008 and 2009 tax returns.  The majority of the capital losses expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers into 2006 and later years.  Claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $320 million, including previously received proposed net adjustments of $188 million related to our 2006 and 2007 U.S. federal income tax returns.  We believe an unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe that our tax returns are materially correct as filed, and we will vigorously defend against any potential claims.

In April 2010, the U.S. tax authorities notified us of additional proposed tax adjustments to our 2006 and 2007 U.S. federal income tax returns.  The significant issues raised in the proposed adjustments relate to transfer pricing for certain charters of drilling rigs between our subsidiaries, and the creation of intangibles on the performance of engineering services between our subsidiaries.  These two items resulted in proposed net adjustments of approximately $278 million, exclusive of interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2007 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our returns are materially correct as filed and we will continue to vigorously defend against all such claims.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain of our former external advisors on these transactions.  The authorities issued tax assessments of approximately $263 million, plus interest, related to certain restructuring transactions, approximately $115 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $69 million, plus interest, related to a 2001 dividend payment, and approximately $8 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to all these tax assessments.  We may be required to provide some form of financial security, in an amount up to $973 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on all matters.  An unfavorable outcome on these matters could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  For all matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  We intend to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

        Subsequent to March 31, 2010, we received notification of criminal charges against Transocean Ltd. related to disclosures included in one of our Norwegian tax returns.  This notification, however, does not itself constitute an indictment under Norwegian law nor does it initiate legal proceedings but represents a formal expression of suspicion and continued investigation.  All income taxes, interest charges and penalties related to this Norwegian tax return have previously been settled.  Among other defenses, Transocean Ltd. had not been formed at the time of the preparation or filing of the tax return in question, and further, there is no basis for holding Transocean Ltd. responsible for a tax return filed by another entity. We intend to vigorously contest any assertions by the Norwegian authorities in connection with this matter.

During the three months ended March 31, 2010, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues remained at $181 million due to the accrual of interest being offset by favorable exchange rate fluctuations.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $110 million, plus a 75 percent penalty of $83 million and interest of $99 million through March 31, 2010.  An unfavorable outcome on these assessments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

Index

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

As a result of the incident involving Deepwater Horizon, the Department of Homeland Security and the Department of Interior have announced a joint investigation into the causes of the incident and its effects.  The U.S. Coast Guard and the Minerals Management Service share jurisdiction over the investigation into the incident.  We cannot predict the ultimate outcome of these investigations, the total costs to be incurred in completing the investigations, the potential impact on personnel, the effect of implementing measures that may result from these investigations or to what extent, if any, we could be subject to fines, sanctions or other penalties.  In addition, various committees and subcommittees of the House of Representatives and the Senate of the United States have requested our participation in hearings related to the incident.  We have also received a request to preserve information from the DOJ.  We may also face additional requests for participation in hearings from the Congress of the United States with investigations from other governmental bodies.

Environmental matters—On April 28, 2010, in connection with the Deepwater Horizon incident, one of our subsidiaries was notified by the U.S. Coast Guard that, under the provisions of the Oil Pollution Act of 1990 (“OPA”), Deepwater Horizon had been designated as a source of oil discharges and our subsidiary has been designated as a responsible party under OPA.  In the notice, the U.S. Coast Guard noted that its information indicates that oil discharges resulting from the incident include discharges from Deepwater Horizon on or above the surface of the water and ongoing discharges from the well head.  Because the ongoing discharges from the well head are occurring nearly a mile below the surface of the water, for which we believe we have no responsibility under OPA, we have responded to the U.S. Coast Guard’s notice and denied our subsidiary’s designation as a responsible party to the extent of any underwater discharges from the well head.  There can be no assurance as to the ultimate outcome of this matter.

See “Part II.  Other Information, Item 1A.  Risk Factors.”

        Other matters—In addition, from time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  Although we are unable to predict the outcome of any of these matters, we do not expect the liability, if any, resulting from these inquiries to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index

Performance and Other Key Indicators

Contract backlog—The following table presents our contract backlog, including firm commitments only, for our contract drilling services segment as of March 31, 2010, December 31, 2009 and March 31, 2009.  Firm commitments are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.  The contractual operating dayrate may be higher than certain other rates included in the contract, such as a waiting-on-weather rate, repair rate or force majeure rate.

	March 31, 2010	December 31, 2009	March 31, 2009
	(in millions)
Contract backlog
High-Specification Floaters	$24,293	$25,704	$28,267
Midwater Floaters	2,933	3,412	4,991
High-Specification Jackups	315	374	457
Standard Jackups	1,323	1,601	2,869
Other Rigs	72	80	93
Total	$28,936	$31,171	$36,677

The backlog associated with the drilling contract under which the Ultra-Deepwater Floater Deepwater Horizon was operating at the time of its loss represented approximately $590 million of the amounts presented above for High-Specification Floaters backlog and total backlog for all periods presented.  Although the rig was operating under a contract which was to extend through September 2013, the total loss of the rig results in an automatic termination of the agreement.

Index

Fleet average daily revenue and utilization—The following tables present the average daily revenue and utilization for our contract drilling services segment for each of the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009.  See “—Outlook—Operating Results” for a definition of average daily revenue, revenue earning day and utilization.

	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$486,000	$486,200	$451,000
Deepwater Floaters	383,800	346,600	336,900
Harsh Environment Floaters	400,100	405,800	351,100
Total High-Specification Floaters	443,200	425,900	393,800
Midwater Floaters	331,600	325,100	314,700
High-Specification Jackups	166,000	175,100	169,500
Standard Jackups	133,100	147,300	156,400
Other Rigs	72,700	72,300	46,700
Total fleet average daily revenue	298,300	295,700	256,500

	Three months ended
	March 31, 2010	December 31, 2009	March 31, 2009
Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	88%	91%	96%
Deepwater Floaters	71%	88%	85%
Harsh Environment Floaters	98%	83%	100%
Total High-Specification Floaters	83%	89%	92%
Midwater Floaters	67%	69%	89%
High-Specification Jackups	63%	53%	99%
Standard Jackups	53%	57%	89%
Other Rigs	50%	50%	99%
Total fleet average utilization	66%	69%	91%

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of cash during the first three months of 2010 was our cash flows from operating activities.  Our primary uses of cash were capital expenditures (including for newbuild construction), repayments of borrowings under our credit facilities and commercial paper program and repurchases of shares under our share repurchase program.  At March 31, 2010, we had $1.6 billion in cash and cash equivalents.

	Three months ended March 31,
	2010	2009	Change
Cash flows from operating activities	(In millions)
Net income	$685	$939	$(254)
Amortization of drilling contract intangibles	(33)	(104)	71
Depreciation, depletion and amortization	401	355	46
Loss on impairment	2	221	(219)
Other non-cash items	216	80	136
Changes in operating assets and liabilities	(99)	(50)	(49)
	$1,172	$1,441	$(269)

Net cash provided by operating activities decreased primarily due to less cash generated from net income and more cash used for operating assets and liabilities.

	Three months ended March 31,
	2010	2009	Change
Cash flows from investing activities	(In millions)
Capital expenditures	$(379)	$(708)	$329
Proceeds from disposal of assets, net	41	8	33
Proceeds from distributions from short-term investments	5	221	(216)
Joint ventures and other investments, net	10	—	10
	$(323)	$(479)	$156

Net cash used in investing activities for the three months ended March 31, 2010 decreased primarily due to reduced capital expenditures for the construction of three of our Ultra-Deepwater Floaters compared to capital expenditures for the construction of 10 units during the three months ended March 31, 2009.  In addition, proceeds from distributions from short-term investments decreased due to a reduction of balances invested in The Reserve International Liquidity Fund and The Reserve Primary Fund during the three months ended March 31, 2010.

	Three months ended March 31,
	2010	2009	Change
Cash flows from financing activities	(In millions)
Change in short-term borrowings, net	$(131)	$(24)	$(107)
Proceeds from debt	54	88	(34)
Repayments of debt	(253)	(600)	347
Repurchases of convertible senior notes	—	(102)	102
Purchases of treasury shares	(60)	—	(60)
Proceeds from (taxes paid for) share-based compensation plans, net	(4)	17	(21)
Other, net	1	(2)	3
	$(393)	$(623)	$230

Net cash used in financing activities decreased primarily because of reduced repayments of debt during the three months ended March 31, 2010 relative to the three months ended March 31, 2009.  Following authorization by our board of directors, we repurchased $60 million of our shares in the three months ended March 31, 2010 with no comparable activity in the prior year period.  Additionally, we repurchased $111 million aggregate principal amount of our convertible senior notes in the three months ended March 31, 2009 with no comparable activity during the three months ended March 31, 2010.

Index

Fleet Expansion and Dispositions

Fleet expansion—Capital expenditures, including capitalized interest of $28 million, totaled $379 million during the three months ended March 31, 2010, substantially all of which related to our contract drilling services segment.  Having completed five of our 10 newbuild projects in the year ended December 31, 2009, the following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our remaining major construction projects (in millions):

	Total costs through March 31, 2010	Expected costs for the remainder of 2010	Estimated costs thereafter	Total estimated cost at completion

Discoverer Luanda (a)	$680	$5	$—	$685
Discoverer Inspiration (b)	676	—	—	676
Dhirubhai Deepwater KG2 (b) (c)	665	—	—	665
Discoverer India	573	167	—	740
Deepwater Champion (d)	558	187	—	745
Capitalized interest	211	68	—	279
Mobilization costs	31	57	2	90
Total	$3,394	$484	$2	$3,880
__________________________
(a)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  Angola Deepwater Drilling Company Limited (“ADDCL”) is responsible for these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(b)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction or conversion projects had been completed as of March 31, 2010.
(c)
The costs for Dhirubhai Deepwater KG2 represent 100 percent of expenditures incurred prior to our investment in the joint venture ($178 million) and 100 percent of expenditures incurred since our investment in the joint venture.  Transocean Pacific Drilling Inc. (“TPDI”) is responsible for these costs.  We hold a 50 percent interest in TPDI, and Pacific Drilling Limited (“Pacific Drilling”) holds the remaining 50 percent interest.

(d)	These costs include our initial investment in Deepwater Champion of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe in November 2007.

During 2010, we expect capital expenditures to be approximately $1.4 billion, including approximately $855 million of cash capital costs for our major construction and conversion projects.  The level of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity and the level of capital expenditures for which our customers agree to reimburse us.

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

From time to time, we review possible acquisitions of businesses and drilling rigs and may, in the future, make significant capital commitments for such purposes.  We may also consider investments related to major rig upgrades or new rig construction.  Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  During the three months ended March 31, 2010, we acquired GSF Explorer, an asset formerly held under capital lease, in exchange for a cash payment of $15 million, thereby terminating the capital lease obligation.

Dispositions—From time to time, we may review possible dispositions of drilling units.  During the three months ended March 31, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million.  The notes receivable, which are secured by the drilling units, have stated interest rates of 9 percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We estimated the fair values of the notes receivable based on unobservable inputs that require significant judgment, for which there is little or no market data.  We continue to operate GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel through October 2010.  As a result of the sale, we recognized a loss on disposal of assets for the three months ended March 31, 2010, in the amount of $15 million.

Index

Sources and Uses of Liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, bank credit agreements and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities or other payments, repayment of debt due within one year (including the repurchase of 1.625% Series A Notes at the option of the noteholders), capital expenditures, shareholder-approved distributions and working capital needs.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to repurchase shares or reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.  From time to time, we may also use borrowings under bank lines of credit and under our commercial paper program to maintain liquidity for short-term cash needs.

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

Our access to debt and equity markets may be reduced or closed to us due to a variety of events, including among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The economic downturn and related financial market instability has had, and may continue to have, an impact on our business and our financial condition.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  The economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

Our internally generated cash flow is directly related to our business and the market sectors in which we operate.  Should the drilling market deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced.  We have, however, continued to generate positive cash flow from operating activities over recent years and expect that cash flow will continue to be positive over the next year.

Bank credit agreements—We have a $2.0 billion five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007 (the “Five-Year Revolving Credit Facility”).  The Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of March 31, 2010, our debt to tangible capitalization ratio was 0.47 to 1.0.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of events of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures could trigger a default under the Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility and the commercial paper program for which it provides liquidity.  As of April 26, 2010, we had $81 million in letters of credit issued and outstanding and no borrowings outstanding under the Five-Year Revolving Credit Facility.

Commercial paper program—We maintain a commercial paper program, which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes up to a maximum aggregate outstanding amount of $1.5 billion.  At April 26, 2010, $376 million in commercial paper was outstanding at a weighted-average interest rate of 0.3 percent.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  At April 26, 2010, $1.2 billion was outstanding under the TPDI Credit Facilities, of which $595 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on April 26, 2010 was 3.9 percent.

On April 30, 2010, one of our subsidiaries agreed to provide a $60 million letter of credit related to the TPDI Credit Facilities.

Index

TPDI Notes—TPDI has issued promissory notes payable to Pacific Drilling and one of our subsidiaries (the “TPDI Notes”).  The TPDI Notes bear interest at London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 2 percent and have maturities through October 2019.  As of April 26, 2010, $296 million in promissory notes remained outstanding, $148 million of which was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on April 26, 2010 was 2.4 percent.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively, which was established to finance the construction of Discoverer Luanda.  Tranche A and Tranche B are provided by external lenders, and the borrowings under these tranches bear interest at LIBOR plus the applicable margin of 0.425 percent until the first well commencement date, currently expected to be in the second quarter of 2010, following which the borrowings outstanding under Tranche A will bear interest at LIBOR plus the applicable margin of 0.725 percent.  Tranche A requires semi-annual payments beginning six months after the rig’s first well commencement date, and matures in June 2017.  One of our subsidiaries has agreed to provide financing for Tranche C, and another subsidiary has agreed to provide financial security for the borrowings under Tranche A and Tranche B until the first well commencement date.  During the three months ended March 31, 2010, ADDCL repaid borrowings under Tranche B using borrowings under Tranche C, which is eliminated in consolidation.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At April 26, 2010, $215 million was outstanding under Tranche A at a weighted-average interest rate of 0.7 percent.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility  is payable in full on the earlier of (1) 90 days after the fifth anniversary of the first well commencement or (2) December 2015, and it may be prepaid in whole or in part without premium or penalty.  At April 26, 2010, $75 million was outstanding under the ADDCL Secondary Loan Facility, of which $49 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on April 26, 2010 was 3.4 percent.

Convertible Senior Notes—Our 1.625% Series A Convertible Senior Notes due 2037, 1.50% Series B Convertible Senior Notes due 2037 and 1.50% Series C Convertible Senior Notes due 2037 (the “Convertible Senior Notes”), may be converted at a rate of 5.9310 shares per $1,000 note, subject to adjustment upon the occurrence of certain events.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  As of April 26, 2010, $5.3 billion of the Convertible Senior Notes remained outstanding.

Holders of the 1.625% Series A Notes and 1.50% Series B Notes have the right to require us to repurchase their notes on December 15, 2010 and December 15, 2011, respectively.  In addition, holders of any series of the Convertible Senior Notes will have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.3 billion at an exchange rate as of the close of trading on April 26, 2010 of U.S. $1.00 to CHF 1.07.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using cash from operating activities.  As of May 5, 2010, we have repurchased 2,449,900 of our shares under our share repurchase program in exchange for an aggregate amount of CHF 224 million, equivalent to $210 million.

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

Index

Any shares repurchased under this program are expected to be purchased from time to time either, with respect to the U.S. market, from market participants that have acquired those shares on the open market and that can fully recover Swiss withholding tax resulting from the share repurchase or, with respect to the Swiss market, on the second trading line for our shares on the SIX Swiss Exchange.  Repurchases could also be made by tender offer, in privately negotiated transactions or by any other share repurchase method.  Any repurchased shares would be held by us for cancellation by the shareholders at a future annual general meeting.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss commercial register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of April 26, 2010, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately four percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately six percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Distribution recommendation—Our board of directors has recommended that shareholders at our May 2010 annual general meeting approve a distribution in the form of a par value reduction denominated in Swiss francs equal to approximately $3.11 per share.  The distribution will, if approved, be paid in four installments with expected payment dates in July 2010, October 2010, January 2011 and April 2011.  Distributions to shareholders in the form of a reduction in par value of our shares are not subject to the 35 percent Swiss withholding tax.  Shareholders will be paid in U.S. dollars converted using an exchange rate determined by us approximately two business days prior to the payment date, unless shareholders elect to receive the payment in Swiss francs.  If approved, we intend to fund such distributions using our cash flows from operations.

Contractual obligations—As of March 31, 2010, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009, except as noted below.

For the year ending December 31, 2010, the minimum funding requirement for our U.S. defined benefit pension plans is approximately $48 million, and in April 2010, we contributed $48 million to satisfy this funding requirement.  For the year ending December 31, 2010, the minimum funding requirement for our non-U.S. defined benefit plans is approximately $16 million.

As of March 31, 2010, the total liability for unrecognized tax benefit related to uncertain tax positions was $661 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial commitments—As of March 31, 2010, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009.

Derivative Instruments

We have established policies and procedures for derivative instruments approved by our board of directors that provide for the approval of our Chief Financial Officer prior to entering into any derivative instruments.  From time to time, we may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates and foreign exchange rates.  We do not enter into derivative transactions for speculative purposes; however, we may enter into certain transactions that do not meet the criteria for hedge accounting.  See Notes to Condensed Consolidated Financial Statements—Note 10—Derivatives and Hedging.

Index

Operating Results

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Following is an analysis of our operating results.

	Three months ended March 31,
	2010	2009	Change	% Change
	(In millions, except day amounts and percentages)
Revenue earning days (a)	8,184	11,051	(2,867)	(26)%
Utilization (a)	66%	91%	n/a	n/m
Average daily revenue (a)	$298,300	$256,500	$41,800	16%

Contract drilling revenues	$2,441	$2,834	$(393)	(14)%
Contract drilling intangible revenues	33	104	(71)	(68)%
Other revenues	128	180	(52)	(29)%
	2,602	3,118	(516)	(17)%
Operating and maintenance expense	(1,196)	(1,171)	(25)	2%
Depreciation, depletion and amortization	(401)	(355)	(46)	13%
General and administrative expense	(63)	(56)	(7)	13%
Loss on impairment	(2)	(221)	219	(99)%
Gain (loss) on disposal of assets, net	(14)	4	(18)	n/m
Operating income	926	1,319	(393)	(30)%
Other income (expense), net
Interest income	5	1	4	n/m
Interest expense, net of amounts capitalized	(132)	(136)	4	(3)%
Gain (loss) on retirement of debt	2	(2)	4	n/m
Other, net	13	8	5	63%
Income tax expense	(129)	(251)	122	(49)%
Net income	685	939	(254)	(27)%
Net income (loss) attributable to noncontrolling interest	8	(3)	11	n/m
Net income attributable to controlling interest	$677	$942	$(265)	(28)%
__________________________
“n/a” means not applicable
“n/m” means not meaningful
(a)	See “—Outlook—Operating Results” for a definition of revenue earning days, utilization and average daily revenue.

Operating revenues—Contract drilling revenues decreased primarily due to lower utilization during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, partly offset by higher average daily revenue during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  The lower utilization was primarily due to reduced activity from 33 rigs stacked or idle as of March 31, 2010, compared to six rigs stacked or idle, including one held for sale, as of March 31, 2009, and higher out-of-service time for shipyard, mobilization, maintenance and repair projects in the three months ended March 31, 2010, as compared to the same period in 2009.  This reduced activity was partially offset by the commencement of operations of our newbuilds in the three months ended March 31, 2010.  Our average daily revenue increases as we stack rigs in our Midwater Floaters and Jackups fleets, since rigs in these classes are typically contracted at lower dayrates compared to those in our High-Specification Floaters fleet.

Contract drilling intangible revenues declined $71 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to timing of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe.  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues for the three months ended March 31, 2010 decreased primarily due to reduced activity in our other operations segment.

Costs and expenses—Operating and maintenance expenses increased primarily due to increases in shipyard and maintenance projects and the commencement of operations of our newbuilds.  These increases were partially offset by a greater number of stacked rigs in the three months ended March 31, 2010, reduced activity in our other operations segment and reduced overhead expenses.

Index

Depreciation, depletion and amortization increased primarily due to $23 million of expense related to the commencement of operations of five newbuilds and $21 million of loss on impairment of oil and gas properties during the three months ended March 31, 2010.

During the three months ended March 31, 2009, we recognized a loss on impairment of $221 million associated with our assets held for sale.

During the three months ended March 31, 2010, we recognized a net loss on disposal of assets of $14 million, including a loss of $15 million related to the sale of GSF Arctic II and GSF Arctic IV.  During the three months ended March 31, 2009, we recognized a net gain on disposal of assets of $4 million.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  There is little to no expected relationship between the provision for income taxes and income before income taxes.  The estimated annual effective tax rates at March 31, 2010 and 2009 were 15.0 percent and 15.2 percent, respectively, based on estimated 2010 and 2009 annual income before income taxes after adjusting for certain items such as the impairment losses and other discrete items.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended March 31, 2010, the impact of the various discrete items was a net expense of $1 million resulting in a tax rate of 15.8 percent on earnings before income taxes.  For the three months ended March 31, 2009, the impact of the various discrete period tax items was a net expense of $36 million, resulting in a tax rate of 21.1 percent on earnings before income taxes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2009.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, goodwill and other intangible assets, income taxes, share-based compensation, defined benefit pension plans and other postretirement benefits and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2009.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the three months ended March 31, 2010, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk, primarily associated with our long-term and short-term debt.  For our debt obligations, including obligations of our consolidated variable interest entities, as of March 31, 2010, the following table presents our scheduled debt maturities in U.S. dollars and related weighted-average stated interest rates for the twelve months ending March 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a) (b)							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	3/31/10
Total debt
Fixed rate	$1,395	$ 2,453	$ 2,289	$ 90	$ 337	$ 3,915	$10,479	$10,697
Average interest rate	1.7%	1.9%	1.6%	3.6%	2.7%	6.9%	3.7%
Variable rate	$ 162	$ 26	$ 778	$ 29	$ 49	$ 263	$ 1,307	$ 1,354
Average interest rate	1.0%	4.6%	3.5%	4.1%	11.9%	2.0%	3.2%
__________________________
(a)
In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.625% Series A Convertible Senior Notes, 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2010, 2011 and 2012, respectively.

(b)	Expected maturity amounts are based on the face value of debt.

At March 31, 2010, the face value of our variable-rate debt was approximately $1.3 billion, which represented 11 percent of the face value of our total debt, and primarily consisted of borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  At December 31, 2009, the face value of our variable-rate debt was approximately $1.7 billion, which represented 14 percent of the face value of our total debt, and primarily consisted of notes issued under our commercial paper program and borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  Based upon variable-rate debt amounts outstanding as of March 31, 2010 and December 31, 2009, a one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $13 million and $17 million, respectively.  We have engaged in certain hedging activities to reduce our exposure to interest rate risk.  The effect of our derivative instruments is included in the table above.  See Notes to Condensed Consolidated Financial Statements—Note 10—Derivatives and Hedging.

The fair value of our debt was $12.1 billion and $12.4 billion at March 31, 2010 and December 31, 2009, respectively.  The $300 million decrease was primarily due to our repayment of debt during the three months ended March 31, 2010 and changes in market rates for corporate bonds.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon our cash investments as of March 31, 2010 and December 31, 2009, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $16 million and $11 million, respectively.

Foreign Exchange Risk

We are exposed to foreign exchange risk associated with our international operations.  For a discussion of our foreign exchange risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to these previously reported matters during the three months ended March 31, 2010.

Item 4.	Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to our internal controls during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Deepwater Horizon Litigation—In April and May 2010, we and one or more of our subsidiaries were named, along with other unaffiliated defendants, in numerous complaints that were filed in either the United States District Court, Eastern District of Louisiana or the District Courts of the State of Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Deepwater Horizon incident.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.

Also in April and May 2010, we and one or more of our subsidiaries were named, along with other unaffiliated defendants, in numerous putative class-action complaints filed in either the United States District Court, Eastern or Western Districts of Louisiana, the Southern District of Texas, the United States District Court, Southern District of Mississippi, the United States District Court, Southern District of Alabama or the United States District Court, Northern or Southern Districts of Florida and possibly other courts on behalf of various potential classes of persons.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.

The lawsuits were recently filed.  We have not been served with many of these complaints.  We have retained counsel and are investigating and evaluating the claims, the theories of recovery, damages asserted and our respective defenses to all these claims.  We are also investigating our potential rights of indemnity and the scope of our insurance coverage.  There can be no assurance as to the ultimate outcome of these lawsuits.

        See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Insurance matters” and “Item 1A. Risk Factors.”

               Environmental Matters—On April 28, 2010, in connection with the Deepwater Horizon incident, one of our subsidiaries was notified by the U.S. Coast Guard that, under the provisions of the Oil Pollution Act of 1990 (“OPA”), Deepwater Horizon had been designated as a source of oil discharges and our subsidiary has been designated as a responsible party under OPA.  In the notice, the U.S. Coast Guard noted that its information indicates that oil discharges resulting from the incident include discharges from Deepwater Horizon on or above the surface of the water and ongoing discharges from the well head.  Because the ongoing discharges from the well head are occurring nearly a mile below the surface of the water, for which we believe we have no responsibility under OPA, we have responded to the U.S. Coast Guard’s notice and denied our subsidiary’s designation as a responsible party to the extent of any underwater discharges from the well head.  There can be no assurance as to the ultimate outcome of this matter.

        See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Insurance matters” and “Item 1A. Risk Factors.”

Other Matters—We have certain actions or claims pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 12—Contingencies.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 6—Income Taxes.  As of March 31, 2010, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

In addition to the risk factor set forth below and the other information set forth in this quarterly report on Form 10-Q, careful consideration should be given to factors described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, that could materially affect our business, financial condition or future results.

The Deepwater Horizon incident may have a material adverse effect on us.

Our Ultra-Deepwater Floater Deepwater Horizon, which had been drilling a well for its operator in the U.S. Gulf of Mexico, sank on April 22, 2010 after an explosion and fire onboard the rig that began on April 20, 2010.  Eleven persons are missing and presumed dead and others were injured as a result of the incident.  The combined response team was unable to stem the flow of hydrocarbons from the well prior to the sinking of the rig and efforts to contain the flow of hydrocarbons are still underway.  The Departments of Homeland Security and Interior have begun a joint investigation into the cause of the incident.  The U.S. Coast Guard and the Minerals Management Service share jurisdiction over the investigation into the incident.  In addition, various committees and subcommittees of the House of Representatives and the Senate of the United States have requested our participation in hearings related to the incident.  We have also received a request to preserve information from the U.S. Department of Justice.  We may also face additional requests for participation in hearings from the Congress of the United States or investigations from other governmental bodies.  There have also been numerous lawsuits filed related to the incident, and we expect additional lawsuits to be filed.  We expect to incur significant legal fees and costs in responding to these matters.

        As a result of the incident, our business will be negatively impacted by the loss of revenue from the rig.  We do not carry insurance for loss of revenue.  The rig is insured for total loss coverage of $560 million and wreck removal, subject to certain policy limits, to the extent removal can be carried out and is required.

Index

    Under our drilling contract for Deepwater Horizon, the operator has agreed, among other things, to assume full responsibility for and defend, release and indemnify us from any loss, expense, claim, fine, penalty or liability for pollution or contamination, including control and removal thereof, arising out of or connected with operations under the contract (other than for pollution or contamination originating on or above the surface of the water from fuels, lubricants, motor oils and other substances, as to which we similarly agreed to assume responsibility and protect, release and indemnify the operator).  The operator has also agreed, among other things, (1) to defend, release and indemnify us against loss or damage to the reservoir, and loss of property rights to oil, gas and minerals below the surface of the earth and (2) to defend, release and indemnify us and bear the cost of bringing the well under control in the event of a blowout or other loss of control.  However, to the extent any of the indemnities from the operator are not enforceable or the operator does not indemnify us, our insurance policies may not fully cover these amounts.  In addition, we may be subject to various claims, costs, penalties and fines for which we may not be indemnified.  Also under the drilling contract, we have, among other things, generally agreed to defend, release and indemnify the operator for the claims for personal injury or death of our employees and those of our subcontractors as well as for damage to the rig, equipment and removal costs.  We carry personal injury and other third-party liability insurance coverage; however, this coverage is subject to significant deductibles and to overall aggregate policy limits.  See Notes to Condensed Consolidated Financial Statements Note 12—Contingencies—Retained risk.  Insurance coverage can be the subject of uncertainties and, particularly in the event of large claims, potential disputes with insurance carriers.

Our business may also be adversely impacted by any negative publicity relating to the incident and us, any negative perceptions about us by customers, the skilled personnel that we require to support our operations or others, any increased premiums for insurance or difficulty in obtaining coverage, any claims that may be asserted against us and any other expenses that are not covered, in whole or in part, by our insurance policies or indemnification arrangements, the outcome of any investigations relating to the incident and the diversion of management’s attention from our other operations to focus on matters relating to the incident.  Any increased regulation of the drilling industry as a whole that arises out of this incident could result in higher operating costs, which could, in turn, adversely affect our operating results.  Although we are currently unable to estimate the full impact of the incident on our business, the incident is expected to have a material effect on our future consolidated results of operations and cash flows and may have a material effect on our future consolidated statement of financial position.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2010	15,337	$86.33	—	$3,300
February 2010	106,750	$83.10	—	$3,300
March 2010	717,314	$83.56	717,000	$3,240
Total	839,401	$83.55	717,000	$3,240
__________________________
(1)
Total number of shares purchased in the first three months of 2010 includes 122,401 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan and 717,000 shares repurchased under the share repurchase program described in (2) below.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion (which is equivalent to approximately U.S. $3.3 billion at an exchange rate as of the close of trading on March 31, 2010 of U.S. $1.00 to CHF 1.05).  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through March 31, 2010, we have repurchased a total of 717,000 of our shares under this share repurchase program at a total cost of $60 million ($83.56 per share).

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2010.

TRANSOCEAN LTD.

By:   /s/ Ricardo H. Rosa
Ricardo H. Rosa
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ John H. Briscoe
John H. Briscoe
Vice President and Controller
(Principal Accounting Officer)