Form 10-Q
period 2010-06-30
Transocean Ltd.
filed 2010-08-04
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 27, 2010, 318,993,839 shares were outstanding.

TRANSOCEAN LTD.
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2010

PART I.	FINANCIAL INFORMATION

Item 1.              Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Operating revenues
Contract drilling revenues	$2,290	$2,625	$4,731	$5,459
Contract drilling intangible revenues	29	75	62	179
Other revenues	186	182	314	362
	2,505	2,882	5,107	6,000
Costs and expenses
Operating and maintenance	1,358	1,277	2,554	2,448
Depreciation, depletion and amortization	400	360	801	715
General and administrative	58	53	121	109
	1,816	1,690	3,476	3,272
Loss on impairment	—	(67)	(2)	(288)
Gain (loss) on disposal of assets, net	268	(4)	254	—
Operating income	957	1,121	1,883	2,440

Other income (expense), net
Interest income	5	1	10	2
Interest expense, net of amounts capitalized	(141)	(114)	(273)	(250)
Gain (loss) on retirement of debt	—	(8)	2	(10)
Other, net	(3)	(8)	10	—
	(139)	(129)	(251)	(258)

Income before income tax expense	818	992	1,632	2,182
Income tax expense	98	184	227	435

Net income	720	808	1,405	1,747
Net income (loss) attributable to noncontrolling interest	5	2	13	(1)

Net income attributable to controlling interest	$715	$806	$1,392	$1,748

Earnings per share
Basic	$2.23	$2.50	$4.32	$5.43
Diluted	$2.22	$2.49	$4.31	$5.42

Weighted average shares outstanding
Basic	319	320	320	320
Diluted	320	321	321	321

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income	$720	$808	$1,405	$1,747

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit cost	—	—	(10)	(39)
Recognized components of net periodic benefit cost	3	5	9	9
Unrealized gain (loss) on derivative instruments	(11)	10	(17)	9
Other, net	(3)	1	(3)	—

Other comprehensive income (loss) before income taxes	(11)	16	(21)	(21)
Income taxes related to other comprehensive income (loss)	(1)	(6)	(1)	3
Other comprehensive income (loss), net of income taxes	(12)	10	(22)	(18)

Total comprehensive income	708	818	1,383	1,729
Total comprehensive income (loss) attributable to noncontrolling interest	(9)	13	(8)	10

Total comprehensive income attributable to controlling interest	$717	$805	$1,391	$1,719

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$2,888	$1,130
Accounts receivable, net of allowance for doubtful accounts of $41 and $65 at June 30, 2010 and December 31, 2009, respectively	2,254	2,385
Materials and supplies, net of allowance for obsolescence of $66 at June 30, 2010 and December 31, 2009	467	462
Deferred income taxes, net	121	104
Assets held for sale	—	186
Other current assets	184	209
Total current assets	5,914	4,476

Property and equipment	27,377	27,383
Property and equipment of consolidated variable interest entities	2,179	1,968
Less accumulated depreciation	7,034	6,333
Property and equipment, net	22,522	23,018
Goodwill	8,132	8,134
Other assets	984	808
Total assets	$37,552	$36,436

Liabilities and equity
Accounts payable	$968	$780
Accrued income taxes	154	240
Debt due within one year	1,580	1,568
Debt of consolidated variable interest entities due within one year	82	300
Other current liabilities	1,884	730
Total current liabilities	4,668	3,618

Long-term debt	8,862	8,966
Long-term debt of consolidated variable interest entities	902	883
Deferred income taxes, net	710	726
Other long-term liabilities	1,683	1,684
Total long-term liabilities	12,157	12,259

Commitments and contingencies

Shares, CHF 15.00 par value, 502,852,947 authorized, 167,617,649 conditionally authorized, 335,235,298 issued at June 30, 2010 and December 31, 2009; 318,916,207 and 321,223,882 outstanding at June 30, 2010 and December 31, 2009, respectively	4,479	4,472
Additional paid-in capital	6,421	7,407
Treasury shares, at cost, 2,863,267 and none held at June 30, 2010 and December 31, 2009, respectively	(240)	—
Retained earnings	10,400	9,008
Accumulated other comprehensive loss	(336)	(335)
Total controlling interest shareholders’ equity	20,724	20,552
Noncontrolling interest	3	7
Total equity	20,727	20,559
Total liabilities and equity	$37,552	$36,436

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Six months ended June 30,
	2010	2009
Shares outstanding
Balance, beginning of period	321	319
Issuance of shares under share-based compensation plans	1	2
Purchases of shares held in treasury	(3)	—
Balance, end of period	319	321
Shares
Balance, beginning of period	$4,472	$4,444
Issuance of shares under share-based compensation plans	7	24
Balance, end of period	$4,479	$4,468
Additional paid-in capital
Balance, beginning of period	$7,407	$7,313
Share-based compensation expense	53	43
Issuance of shares under share-based compensation plans	(9)	16
Obligation for cash distribution	(1,024)	—
Repurchases of convertible senior notes	—	16
Changes in ownership of noncontrolling interest and other, net	(6)	—
Balance, end of period	$6,421	$7,388
Treasury shares, at cost
Balance, beginning of period	$—	$—
Purchases of shares held in treasury	(240)	—
Balance, end of period	$(240)	$—
Retained earnings
Balance, beginning of period	$9,008	$5,827
Net income attributable to controlling interest	1,392	1,748
Balance, end of period	$10,400	$7,575
Accumulated other comprehensive loss
Balance, beginning of period	$(335)	$(420)
Other comprehensive loss attributable to controlling interest	(1)	(29)
Balance, end of period	$(336)	$(449)
Total controlling interest shareholders’ equity
Balance, beginning of period	$20,552	$17,164
Total comprehensive income attributable to controlling interest	1,391	1,719
Share-based compensation expense	53	43
Issuance of shares under share-based compensation plans	(2)	40
Purchases of shares held in treasury	(240)	—
Obligation for cash distribution	(1,024)	—
Repurchases of convertible senior notes	—	16
Changes in ownership of noncontrolling interest and other, net	(6)	—
Balance, end of period	$20,724	$18,982
Total noncontrolling interest
Balance, beginning of period	$7	$3
Net income (loss) attributable to noncontrolling interest	13	(1)
Other comprehensive income (loss) attributable to noncontrolling interest	(21)	11
Changes in ownership of noncontrolling interest	4	—
Balance, end of period	$3	$13
Total equity
Balance, beginning of period	$20,559	$17,167
Total comprehensive income	1,383	1,729
Share-based compensation expense	53	43
Issuance of shares under share-based compensation plans	(2)	40
Purchases of shares held in treasury	(240)	—
Obligation for cash distribution	(1,024)	—
Repurchases of convertible notes	—	16
Changes in ownership of noncontrolling interest and other, net	(2)	—
Balance, end of period	$20,727	$18,995

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Cash flows from operating activities
Net income	$720	$808	$1,405	$1,747
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of drilling contract intangibles	(29)	(75)	(62)	(179)
Depreciation, depletion and amortization	400	360	801	715
Share-based compensation expense	18	24	53	43
Excess tax benefit from share-based compensation plans	(1)	—	(1)	(1)
(Gain) loss on disposal of assets, net	(268)	4	(254)	—
Loss on impairment	—	67	2	288
(Gain) loss on retirement of debt	—	8	(2)	10
Amortization of debt issue costs, discounts and premiums, net	51	57	100	109
Deferred income taxes	(12)	20	(34)	26
Other, net	(6)	14	(1)	23
Deferred revenue, net	7	49	158	43
Deferred expenses, net	(23)	(37)	(37)	(35)
Changes in operating assets and liabilities	412	277	313	228
Net cash provided by operating activities	1,269	1,576	2,441	3,017

Cash flows from investing activities
Capital expenditures	(300)	(947)	(679)	(1,655)
Proceeds from disposal of assets, net	10	—	51	8
Proceeds from insurance recoveries for loss of drilling unit	560	—	560	—
Proceeds from payments on notes receivable	11	—	21	—
Proceeds from short-term investments	—	172	5	393
Purchases of short-term investments	—	(234)	—	(234)
Joint ventures and other investments, net	(1)	—	(1)	—
Net cash provided by (used in) investing activities	280	(1,009)	(43)	(1,488)

Cash flows from financing activities
Change in short-term borrowings, net	(46)	(476)	(177)	(500)
Proceeds from debt	—	231	54	319
Repayments of debt	(22)	(708)	(275)	(1,410)
Payments for warrant exercises, net	—	(13)	—	(13)
Purchases of shares held in treasury	(180)	—	(240)	—
Proceeds from (taxes paid for) share-based compensation plans, net	3	5	(1)	22
Excess tax benefit from share-based compensation plans	1	—	1	1
Other, net	(3)	(1)	(2)	(4)
Net cash used in financing activities	(247)	(962)	(640)	(1,585)

Net increase (decrease) in cash and cash equivalents	1,302	(395)	1,758	(56)
Cash and cash equivalents at beginning of period	1,586	1,302	1,130	963
Cash and cash equivalents at end of period	$2,888	$907	$2,888	$907

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world.  Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At June 30, 2010, we owned, had partial ownership interests in or operated 139 mobile offshore drilling units.  As of this date, our fleet consisted of 45 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 26 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and three Other Rigs.  We also have three Ultra-Deepwater Floaters under construction (see Note 8—Drilling Fleet).

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

Note 2—Significant Accounting Policies

Basis of presentation—We have prepared our accompanying condensed consolidated financial statements without audit in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise identified.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

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

Fair value measurements—We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) unobservable inputs that require significant judgment for which there is little or no market data (“Level 3”).  When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though we may have also utilized significant inputs that are more readily observable.

Principles of consolidation—We consolidate those investments that meet the criteria of a variable interest entity where we are deemed to be the primary beneficiary for accounting purposes and for entities in which we have a majority voting interest.  Intercompany transactions and accounts are eliminated in consolidation.  We apply the equity method of accounting for investments in joint ventures and other entities when we have the ability to exercise significant influence over an entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for investments in joint ventures and other entities if we do not have the ability to exercise significant influence over the unconsolidated affiliate.  See Note 4—Variable Interest Entities.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Share-based compensation—Share-based compensation expense was $18 million and $53 million for the three and six months ended June 30, 2010, respectively.  Share-based compensation expense was $24 million and $43 million for the three and six months ended June 30, 2009, respectively.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $19 million and $47 million for the three and six months ended June 30, 2010, respectively.  We capitalized interest costs on construction work in progress of $49 million and $95 million for the three and six months ended June 30, 2009, respectively.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4—Variable Interest Entities

Consolidated variable interest entities—TPDI and ADDCL, two joint venture companies in which we hold interests, were formed to own and operate certain ultra-deepwater drillships.  We have determined that each of these joint venture companies meets the criteria of a variable interest entity for accounting purposes because their equity at risk is insufficient to permit them to carry on their activities without additional subordinated financial support from us.  We have also determined, in each case, that we are the primary beneficiary for accounting purposes since (a) we have the power to direct the construction, marketing and operating activities, which are the activities that most significantly impact each entity’s economic performance, and (b) we have the obligation to absorb a majority of the losses or receive a majority of the benefits that could be potentially significant to the variable interest entity.  As a result, we consolidate TPDI and ADDCL in our condensed consolidated financial statements, we eliminate intercompany transactions, and we present the interests that are not owned by us as noncontrolling interest on our condensed consolidated balance sheets.  The carrying amounts associated with these two joint venture companies, after eliminating the effect of intercompany transactions, were as follows (in millions):

	June 30, 2010			December 31, 2009
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$1,600	$806	$794	$1,500	$763	$737
ADDCL	825	319	506	582	482	100
Total	$2,425	$1,125	$1,300	$2,082	$1,245	$837

Unconsolidated variable interest entities—In January 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV, to subsidiaries of Awilco Drilling Limited, a U.K. company (“ADL”).  See Note 8—Drilling Fleet.  We have determined that ADL meets the criteria of a variable interest entity for accounting purposes because their equity at risk is insufficient to permit them to carry on their activities without additional subordinated financial support.  We have also determined that we are not the primary beneficiary for accounting purposes since, although we hold a significant financial interest in the variable interest entity and have the obligation to absorb losses or receive benefits that could be potentially significant to the variable interest entity, we do not have the power to direct the marketing and operating activities that most significantly impact the entity’s economic performance.

In connection with the sale, we accepted payment in the form of cash and two notes receivable, which are secured by the drilling units, with an aggregate principal amount of $165 million.  The notes receivable have stated interest rates of 9 percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We have also committed to provide ADL with a working capital loan, which is also secured by the drilling units, with a maximum borrowing amount of $35 million.  Additionally, we continue to operate GSF Arctic IV under a short-term bareboat charter with ADL through October 2010.  At June 30, 2010, the notes receivable and working capital loan receivable represented aggregate carrying amounts of $120 million and $1 million, respectively, which together represents our maximum exposure to loss.

Note 5—Impairments

Goodwill—During the six months ended June 30, 2010, we recognized a loss on impairment of goodwill associated with our oil and gas properties in the amount of $2 million ($0.01 per diluted share), which had no tax effect.  The carrying amount of goodwill associated with our oil and gas properties reporting unit was $2 million at December 31, 2009.

Definite-lived intangible assets—During the six months ended June 30, 2009, we determined that the customer relationships intangible asset associated with our drilling management services was impaired due to market conditions in that reporting unit resulting from the global economic downturn and continued pressure on commodity prices.  We estimated the fair value of the customer relationships intangible asset using the excess earnings method, a generally accepted valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services unit based on unobservable inputs that require significant judgment for which there is little or no market data, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our impairment testing, we determined that the carrying amount of the asset exceeded its fair value and recognized a loss on impairment of $9 million ($0.03 per diluted share), which had no tax effect, during the three and six months ended June 30, 2009.  The carrying amount of the customer relationship intangible asset associated with our drilling management services, recorded in other assets on our condensed consolidated balance sheets, was $62 million and $64 million at June 30, 2010 and December 31, 2009, respectively.

Assets held for sale—During the six months ended June 30, 2009, we determined that GSF Arctic II and GSF Arctic IV, both previously classified as assets held for sale, were impaired due to the global economic downturn and pressure on commodity prices, both of which have had an adverse effect on our industry.  We estimated the fair values of these rigs based on an exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date and considering our undertakings to the Office of Fair Trading in the U.K. (“OFT”) that required the sale of the rigs with certain limitations and in a limited amount of time.  We based our estimates on unobservable inputs that require significant judgment, for which there is little or no market data, including non-binding price quotes from unaffiliated parties, considering the then-current market conditions and restrictions imposed by the OFT.  As a result of our evaluation, we recognized losses on impairment of $58 million ($0.18 per diluted share) and $279 million ($0.87 per diluted share), which had no tax effect, for the three and six months ended June 30, 2009, respectively.  The carrying amount of assets held for sale was $186 million at December 31, 2009, and these assets were sold in the six months ended June 30, 2010.  See Note 8—Drilling Fleet.

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

Tax provision—We conduct operations through our various subsidiaries in a number of countries throughout the world, all of which have taxation regimes with varying nominal rates, deductions, credits and other tax attributes.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  There is little to no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.

Our estimated annual effective tax rates for the six months ended June 30, 2010 and June 30, 2009 were 15.5 percent and 15.4 percent, respectively.  These rates were based on projected annual income before income taxes for each period after adjusting for certain items, such as impairment losses, the gain resulting from the insurance recoveries on the loss of Deepwater Horizon and various other discrete items.

We record a valuation allowance for deferred tax assets, including those resulting from net operating losses, when it is more likely than not that we will not realize some or all of the benefit from the deferred tax assets.  At June 30, 2010 and December 31, 2009, the valuation allowance for non-current deferred tax assets was $70 million and $69 million, respectively.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999.  For the six months ended June 30, 2010 and June 30, 2009, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations was insignificant.

The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	June 30, 2010	December 31, 2009
Unrecognized tax benefits, excluding interest and penalties	$457	$460
Interest and penalties	209	200
Unrecognized tax benefits, including interest and penalties	$666	$660

Our tax returns in the other major jurisdictions in which we operate are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in three major jurisdictions for up to 15 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position, or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, exclusive of interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition, the assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions ultimately resulted in the disposition of our interests in our former subsidiary TODCO in 2004 and 2005.  The authorities are disputing the amount of capital losses resulting from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on the 2006, 2007, 2008 and 2009 tax returns.  The majority of the capital losses expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers into 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital gain for offset by the capital loss.  Claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $320 million.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

The assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $182 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments in the aggregate amount of approximately $92 million, exclusive of interest.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain of our former external advisors on these transactions.  The authorities issued tax assessments of (a) approximately $241 million plus interest, related to certain restructuring transactions, (b) approximately $105 million plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, (c) approximately $63 million plus interest, related to a 2001 dividend payment and (d) approximately $6 million plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We may be required to provide some form of financial security, in an amount up to $898 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  We intend to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the six months ended June 30, 2010, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues decreased $12 million to $169 million due to the accrual of interest being offset by favorable exchange rate fluctuations.  An unfavorable outcome on these Norwegian civil tax matters could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

The Norwegian authorities issued notification of criminal charges against Transocean Ltd. and certain of its subsidiaries related to disclosures included in one of our Norwegian tax returns.  This notification, however, does not itself constitute an indictment under Norwegian law nor does it initiate legal proceedings but represents a formal expression of suspicion and continued investigation.  All income taxes, interest charges and penalties related to this Norwegian tax return have previously been settled.  We believe that these charges are without merit and plan to vigorously defend Transocean Ltd. and its subsidiaries to the fullest extent.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $109 million, plus a 75 percent penalty of $82 million and $102 million of interest through June 30, 2010.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7—Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Net income attributable to controlling interest	$715	$715	$806	$806	$1,392	$1,392	$1,748	$1,748
Undistributed earnings allocable to participating securities	(4)	(5)	(5)	(5)	(8)	(8)	(10)	(10)
Net income available to shareholders	$711	$710	$801	$801	$1,384	$1,384	$1,738	$1,738

Denominator for earnings per share
Weighted-average shares outstanding	319	319	320	320	320	320	320	320
Effect of stock options and other share-based awards	—	1	—	1	—	1	—	1
Weighted-average shares for per share calculation	319	320	320	321	320	321	320	321

Earnings per share	$2.23	$2.22	$2.50	$2.49	$4.32	$4.31	$5.43	$5.42

For the three and six months ended June 30, 2010, 2.3 million and 1.6 million share-based awards, respectively, were excluded from the calculation since the effect would have been anti-dilutive.  For the three and six months ended June 30, 2009, 1.9 million and 2.9 million share-based awards, respectively, were excluded from the calculation since the effect would have been anti-dilutive.

The 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.  See Note 9—Debt.

Note 8—Drilling Fleet

Expansion—Construction work in progress, recorded in property and equipment, was $2.6 billion and $3.7 billion at June 30, 2010 and December 31, 2009, respectively.  The following table presents actual capital expenditures and other capital additions, including capitalized interest, for our remaining major construction projects (in millions):

	Six months ended June 30, 2010	Through December 31, 2009	Total costs

Discoverer Luanda (a)	$160	$535	$695
Deepwater Champion (b)	56	527	583
Discoverer India	50	541	591
Dhirubhai Deepwater KG2 (c) (d)	33	641	674
Discover Inspiration (c)	7	667	674
Capitalized interest	47	183	230
Mobilization costs	36	19	55
Total	$389	$3,113	$3,502
__________________________
(a)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  ADDCL is responsible for all of these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(b)
These costs include our initial investment in Deepwater Champion of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”) in November 2007.

(c)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of June 30, 2010.
(d)
The cost for Dhirubhai Deepwater KG2 represents 100 percent of TPDI’s expenditures, including those incurred prior to our investment in the joint venture.  TPDI is responsible for all of these costs.  We hold a 50 percent interest in TPDI, and Pacific Drilling Limited (“Pacific Drilling”) holds the remaining 50 percent interest.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the six months ended June 30, 2010, we acquired GSF Explorer, an asset formerly held under capital lease, in exchange for a cash payment in the amount of $15 million, terminating the capital lease obligation.  See Note 9—Debt.

Dispositions—During the six months ended June 30, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million.  The notes receivable, which are secured by the drilling units, have stated interest rates of 9 percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We estimated the fair values of the notes receivable based on unobservable inputs that require significant judgment, for which there is little or no market data, including the credit rating of the buyer.  We continue to operate GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel through October 2010.  As a result of the sale, we recognized a loss on disposal of assets in the amount of $15 million ($0.04 per diluted share), which had no tax effect for the six months ended June 30, 2010.  For the three and six months ended June 30, 2010, we recognized gains on disposal of other unrelated assets in the amounts of $1 million and $2 million, respectively.

During the six months ended June 30, 2009, we received net proceeds of $8 million in connection with our sale of Sedco 135-D and disposals of other unrelated property and equipment, and these disposals had no net effect on income taxes or net income.  During the three months ended June 30, 2009, we recognized a loss on disposal of assets of $4 million ($0.01 per diluted share), which had no tax effect.

Deepwater Horizon—On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  The rig had an insured value of $560 million, which was not subject to a deductible, and our insurance underwriters have declared the vessel a total loss.  During the three months ended June 30, 2010, we received $560 million in cash proceeds from insurance recoveries related to the loss of the drilling unit and, for the three and six months ended June 30, 2010, we recognized a gain on the loss of the rig in the amount of $267 million ($0.83 per diluted share), which had no tax effect.  See Note 12—Contingencies.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9—Debt

Our debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	June 30, 2010			December 31, 2009
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total

ODL Loan Facility	$10	$—	$10	$10	$—	$10
Commercial paper program (a)	104	—	104	281	—	281
6.625% Notes due April 2011 (a)	168	—	168	170	—	170
5% Notes due February 2013	254	—	254	247	—	247
5.25% Senior Notes due March 2013 (a)	509	—	509	496	—	496
TPDI Credit Facilities due March 2015	—	595	595	—	581	581
ADDCL Credit Facilities due August 2017	—	241	241	—	454	454
TPDI Notes due October 2019	—	148	148	—	148	148
6.00% Senior Notes due March 2018 (a)	997	—	997	997	—	997
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
Capital lease obligation due July 2026	—	—	—	15	—	15
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7.45% Notes due April 2027 (a)	96	—	96	96	—	96
7% Senior Notes due June 2028	312	—	312	313	—	313
Capital lease contract due August 2029	703	—	703	711	—	711
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.625% Series A Convertible Senior Notes due December 2037 (a)	1,281	—	1,281	1,261	—	1,261
1.50% Series B Convertible Senior Notes due December 2037 (a)	2,093	—	2,093	2,057	—	2,057
1.50% Series C Convertible Senior Notes due December 2037 (a)	2,014	—	2,014	1,979	—	1,979
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
Total debt	10,442	984	11,426	10,534	1,183	11,717
Less debt due within one year
ODL Loan Facility	10	—	10	10	—	10
Commercial paper program (a)	104	—	104	281	—	281
6.625% Notes due April 2011 (a)	168	—	168	—	—	—
TPDI Credit Facilities due March 2015	—	70	70	—	52	52
ADDCL Credit Facilities due August 2017	—	12	12	—	248	248
Capital lease contract due August 2029	17	—	17	16	—	16
1.625% Series A Convertible Senior Notes due December 2037 (a)	1,281	—	1,281	1,261	—	1,261
Total debt due within one year	1,580	82	1,662	1,568	300	1,868
Total long-term debt	$8,862	$902	$9,764	$8,966	$883	$9,849
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes (collectively, the “Convertible Senior Notes”) in December 2010, 2011 and 2012, respectively.  At June 30, 2010, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending June 30,
2011	$1,595	$82	$1,677
2012	2,218	96	2,314
2013	2,969	98	3,067
2014	21	99	120
2015	23	346	369
Thereafter	3,909	263	4,172
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,735	984	11,719
Total unamortized discounts, premiums and fair value adjustments	(293)	—	(293)
Total debt	$10,442	$984	$11,426

Commercial paper program—We maintain a commercial paper program, which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes for general corporate purposes up to a maximum aggregate outstanding amount of $1.5 billion.  At June 30, 2010, $104 million in commercial paper was outstanding at a weighted-average interest rate of 0.5 percent, excluding commissions.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”).  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent and was 0.15 percent at June 30, 2010.  At June 30, 2010, we had $81 million in letters of credit issued and outstanding and no borrowings outstanding under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”) comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the secured term loan with an aggregate commitment of $595 million.  At June 30, 2010, $1.2 billion was outstanding under the TPDI Credit Facilities, of which $577 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on June 30, 2010 was 2.1 percent.  See Note 10—Derivatives and Hedging.

In April 2010, we had a letter of credit issued in the amount of $60 million on behalf of TPDI to satisfy its liquidity requirements under the TPDI Credit Facilities.

TPDI Notes—TPDI has issued promissory notes (the “TPDI Notes”) payable to its two shareholders, Pacific Drilling and one of our subsidiaries, which have maturities through October 2019.  At June 30, 2010, the aggregate outstanding principal amount was $296 million, of which $148 million was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on June 30, 2010 was 2.4 percent.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and the borrowings under Tranche A.  One of our subsidiaries provides the commitment for and the borrowings under Tranche C.  In March 2010, ADDCL terminated Tranche B, having repaid borrowings of $235 million under Tranche B using borrowings under Tranche C.  At June 30, 2010, $215 million was outstanding under Tranche A at a weighted-average interest rate of 0.8 percent.  At June 30, 2010, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  At June 30, 2010, $75 million was outstanding under the ADDCL Secondary Loan Facility, of which $49 million was provided by one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on June 30, 2010 was 3.7 percent.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Capital lease obligation—During the six months ended June 30, 2010, we acquired GSF Explorer, an asset formerly held under a capital lease, in exchange for a cash payment of $15 million, thereby terminating the capital lease obligation.  In connection with the termination of the capital lease obligation, we recognized a gain on debt retirement of $2 million, which had no per diluted share or tax effect.  See Note 8—Drilling Fleet.

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	June 30, 2010			December 31, 2009
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$1,299	$(18)	$1,281	$1,299	$(38)	$1,261
Series B Convertible Senior Notes due 2037	2,200	(107)	2,093	2,200	(143)	2,057
Series C Convertible Senior Notes due 2037	2,200	(186)	2,014	2,200	(221)	1,979

The carrying amounts of the equity components of the Convertible Senior Notes were as follows (in millions):

	June 30, 2010	December 31, 2009
Carrying amount of equity component
Series A Convertible Senior Notes due 2037	$215	$215
Series B Convertible Senior Notes due 2037	275	275
Series C Convertible Senior Notes due 2037	352	352

Including the amortization of the unamortized discount, the effective interest rates were 4.88 percent for the Series A Notes, 5.08 percent for the Series B Notes, and 5.28 percent for the Series C Notes.  At June 30, 2010, the remaining period over which the discount will be amortized was less than a year for the Series A Notes, 1.5 years for the Series B Notes and 2.5 years for the Series C Notes.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest expense
Series A Convertible Senior Notes due 2037	$15	$22	$30	$47
Series B Convertible Senior Notes due 2037	26	25	52	50
Series C Convertible Senior Notes due 2037	26	25	52	50

Under certain conditions, holders have the right to convert the Convertible Senior Notes at the applicable conversion rate.  As of June 30, 2010, the applicable conversion rate was 5.9310 shares per $1,000 note, equivalent to a conversion price of $168.61 per share.  The conversion rate is subject to increase upon the occurrence of certain fundamental changes and adjustment for other corporate events, such as the distribution of cash to our shareholders (see Note 13—Equity).

During the six months ended June 30, 2010, we did not repurchase any of the Convertible Senior Notes.  During the six months ended June 30, 2009, we repurchased an aggregate principal amount of $440 million of the 1.625% Series A Notes for an aggregate cash payment of $410 million.  During the three and six months ended June 30, 2009, respectively, we recognized a loss on retirement of $8 million ($0.03 per diluted share), with no tax effect, and $10 million ($0.03 per diluted share), with no tax effect, associated with the debt component of the 1.625% Series A Notes and recorded additional paid-in capital of $10 million and $16 million associated with the equity component of the 1.625% Series A Notes.

Note 10—Derivatives and Hedging

Cash flow hedges—TPDI has entered into interest rate swaps, which have been designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable-rate borrowings under the TPDI Credit Facilities.  The aggregate notional amount corresponds with the aggregate outstanding amount of the borrowings under the TPDI Credit Facilities.  As of June 30, 2010, the aggregate notional amount was $1.2 billion, of which $577 million was attributable to the intercompany borrowings provided by one of our subsidiaries and the related balances have been eliminated in consolidation.  At June 30, 2010, the weighted-average variable interest rate associated with the interest rate swaps was 0.3 percent, and the weighted-average fixed interest rate was 2.3 percent.  At June 30, 2010, the interest rate swaps represented a liability measured at a fair value of $13 million, recorded in other long-term liabilities, with a corresponding increase to accumulated other comprehensive loss.  At December 31, 2009, the interest rate swaps represented an asset measured at a fair value of $5 million, recorded in other assets, and a liability measured at a fair value of less than $1 million, recorded in other long-term liabilities, with a corresponding net decrease to accumulated other comprehensive loss.  The amount associated with the ineffective portion of the cash flow hedges was less than $1 million, recorded in interest expense for the three and six months ended June 30, 2010.  There was no ineffectiveness for the three and six months ended June 30, 2009.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair value hedges—Two of our wholly owned subsidiaries have entered into interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5.25% Senior Notes and the 5.00% Notes.  The interest rate swaps have aggregate notional amounts of $500 million and $250 million, respectively, equal to the face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  At June 30, 2010, the weighted-average variable interest rate on the interest rate swaps was 3.7 percent, and the fixed interest rates matched those of the underlying debt instruments.  At June 30, 2010, the interest rate swaps represented an asset measured at fair value of $14 million, recorded in other assets, with a corresponding increase to the carrying amounts of the underlying debt instruments.  At December 31, 2009, the interest rate swaps represented a liability measured at a fair value of $4 million, recorded in other long-term liabilities, with a corresponding decrease to the carrying amount of the underlying debt instrument.

Note 11—Postemployment Benefit Plans

Defined benefit pension plans and other postretirement employee benefit plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees, including certain frozen plans, assumed in connection with our mergers, that cover certain current employees and certain former employees and directors of our predecessors (the “U.S. Plans”).  We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover our employees in those areas (the “Non-U.S. Plans”).  Additionally, we offer several unfunded contributory and noncontributory other postretirement employee benefit plans (the “OPEB Plans”) covering substantially all of our U.S. employees.  The components of net periodic benefit costs, before tax, and funding contributions were as follows (in millions):

	Three months ended June 30, 2010				Three months ended June 30, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$11	$4	$1	$16	$11	$4	$1	$16
Interest cost	14	5	—	19	13	4	—	17
Expected return on plan assets	(15)	(3)	—	(18)	(14)	(4)	—	(18)
Settlements and curtailments	2	—	—	2	—	—	—	—
Actuarial losses, net	3	1	—	4	5	—	—	5
Prior service cost, net	(1)	—	—	(1)	(1)	1	—	—
Net periodic benefit costs	$14	$7	$1	$22	$14	$5	$1	$20

Funding contributions	$49	$4	$1	$54	$45	$—	$1	$46

	Six months ended June 30, 2010				Six months ended June 30, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$21	$10	$1	$32	$22	$8	$1	$31
Interest cost	27	8	1	36	25	8	1	34
Expected return on plan assets	(29)	(8)	—	(37)	(27)	(7)	—	(34)
Settlements and curtailments	2	1	—	3	2	—	—	2
Actuarial losses, net	7	4	—	11	9	—	—	9
Prior service cost, net	(1)	—	(1)	(2)	(1)	1	—	—
Net periodic benefit costs	$27	$15	$1	$43	$30	$10	$2	$42

Funding contributions	$51	$8	$3	$62	$47	$1	$2	$50

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Severance plan—Following our merger with GlobalSantaFe in 2007, we established a plan to consolidate operations and administrative functions and identified 377 employees that were involuntarily terminated pursuant to this plan.  We recognized $5 million and $8 million of severance expense, recorded in either operating and maintenance expense or general and administrative expense and paid $13 million and $9 million in severance payments under this plan in the six months ended June 30, 2010 and June 30, 2009, respectively.  No additional expense will be recognized under the severance plan, which expired in January 2010.  The liability associated with the severance plan, recorded in other current liabilities, was $9 million and $17 million at June 30, 2010 and December 31, 2009, respectively.  Since the severance plan’s inception in 2007, we have paid $66 million in termination benefits under the plan.

Note 12—Contingencies

Macondo well incident

Overview—On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  Eleven persons have been declared dead and others were injured as a result of the incident.  At the time of the explosion, Deepwater Horizon was located approximately 41 miles off the coast of Louisiana in Mississippi Canyon Block 252 and was contracted to BP America Production Co. (“BP”).

As we continue to investigate the cause or causes of the incident, we are evaluating its consequences.  Although we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, as of June 30, 2010, we have recognized a liability of approximately $80 million, recorded in other current liabilities on our condensed consolidated balance sheet based on estimated losses related to the incident that we believe are probable and for which a reasonable estimate can be made.  We believe that a portion of this liability may be recoverable from insurance.  New information or future developments could require us to adjust our disclosures and our estimated liabilities and insurance recoveries.  See “—Retained risk” and “—Contractual indemnity.”

Litigation—As of June 30, 2010, 206 actions or claims have been filed against Transocean entities, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—Since April 2010, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in eight complaints that were filed in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP p.l.c., MI-SWACO and Weatherford Ltd. have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—Since April 2010, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in 50 individual complaints as well as 139 putative class-action complaints filed in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Colorado and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the Oil Pollution Act of 1990 (“OPA”) and state OPA analogues.  See “—Environmental matters.” One complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  See “—Contractual indemnity.”

Federal securities claims—Since April 2010, three federal securities law class actions have been filed naming us and certain of our officers and directors as defendants, two of which were filed in the United States District Court, Southern District of New York, and one of which was filed in the United States District Court, Eastern District of Louisiana.  These actions generally allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with the Macondo well incident.  The plaintiffs are generally seeking awards of unspecified economic damages, including damages resulting from the recent decline in our stock price.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed naming us as a nominal defendant and certain of our officers and directors as defendants in the District Courts of the State of Texas.  The first case generally alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident and the other generally alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking, on behalf of Transocean, restitution and disgorgement of all profits, benefits and other compensation from the defendants.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Environmental matters—Environmental claims under two different schemes, statutory and common law, and in two different regimes, federal and state, have been asserted against us.  See “—Litigation—Economic loss.”  Liability under many statutes is imposed without fault, but such statutes often allow the amount of damages to be limited.  In contrast, common law liability requires proof of fault and causation, but generally has no readily defined limitation on damages, other than the type of damages that may be redressed.  We have described below certain significant applicable environmental statutes and matters relating to the Macondo well incident.  As described below, we believe that we have limited statutory environmental liability and we are entitled to contractual defense and indemnity for all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Oil Pollution Act—OPA imposes strict liability on responsible parties of vessels or facilities from which oil is discharged into or upon navigable waters or adjoining shore lines.  OPA defines the responsible parties with respect to the source of discharge.  We believe that the owner or operator of a mobile offshore drilling unit (“MODU”), such as Deepwater Horizon, is only a responsible party with respect to discharges from the vessel that occur on or above the surface of the water.  As the responsible party for Deepwater Horizon, we believe we are responsible only for the discharges of oil emanating from the rig.  Therefore, we believe we are not responsible for the discharged hydrocarbons from the Macondo well.

Responsible parties for discharges are liable for: (1) removal and cleanup costs, (2) damages that result from the discharge, including natural resources damages, generally up to a statutorily defined limit, (3) reimbursement for government efforts and (4) certain other specified damages.  For responsible parties of MODUs, the limitation on liability is determined based on the gross tonnage of the vessel.  The statutory limits are not applicable, however, if the discharge is the result of gross negligence, willful misconduct, or violation of federal construction or permitting regulations by the responsible party or a party in a contractual relationship with the responsible party.

Other federal statutes—Several of the claimants have made assertions under other statutes, including the Clean Water Act, the Endangered Species Act, the Migratory Bird Treaty Act and the Clean Air Act.

State environmental laws—As of June 30, 2010, claims have been asserted by private claimants under state environmental statutes in Florida, Louisiana and Mississippi.  As described below, the only claim currently asserted by a state government is pending in Louisiana.

In June 2010, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a consolidated compliance order and notice of potential penalty to us and certain of our subsidiaries asking us to eliminate and remediate discharges of oil and other pollutants into waters and property located in the State of Louisiana, and to submit a plan and report in response to the order.  We have requested that the LDEQ rescind the enforcement actions against us and our subsidiaries because the remediation actions that are the subject of such orders are actions that do not involve us or our subsidiaries, as we are not involved in the remediation or clean-up activities.  Alternatively, if the LDEQ will not rescind the enforcement actions altogether, we have requested the LDEQ to dismiss the enforcement actions against us and certain of our subsidiaries as these entities are not proper parties to the enforcement actions and were improperly served.  We have requested an administrative hearing on the charges alleged in these orders.

By letter dated May 5, 2010, the Attorneys General of the five Gulf Coast states of Alabama, Florida, Louisiana, Mississippi and Texas informed us that they intend to seek recovery of pollution clean up costs and related damages arising from the Macondo well incident.  In addition, by letter dated June 21, 2010, the Attorneys General of the 11 Atlantic Coast states of Connecticut, Delaware, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New York, North Carolina, Rhode Island and South Carolina informed us that their states have not sustained any damage from the Macondo well incident but they would like assurances that we will be responsible financially if damages are sustained.  We responded to each letter from the Attorneys General and indicated that we intend to fulfill our obligations as a responsible party for any discharge of oil from Deepwater Horizon on or above the surface of the water, and we assume that the operator will similarly fulfill its obligations under OPA for the ongoing discharge from the undersea well.

Wreck removal—We may be requested to remove the diesel fuel from the wreckage, if it is present, as well as various forms of debris from Deepwater Horizon.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability, generally covered to the extent of our excess liability coverage.

Contractual indemnity—Under our drilling contract for Deepwater Horizon, the operator has agreed, among other things, to assume full responsibility for and defend, release and indemnify us from any loss, expense, claim, fine, penalty or liability for pollution or contamination, including control and removal thereof, arising out of or connected with operations under the contract other than for pollution or contamination originating on or above the surface of the water from hydrocarbons or other specified substances within the control and possession of the contractor, as to which we agreed to assume responsibility and protect, release and indemnify the operator.  Although we do not believe it is applicable to the Macondo well incident, we also agreed to indemnify and defend the operator up to a limit of $15 million for claims for loss or damage to third parties arising from pollution caused by the rig while it is off the drilling location, while the rig is underway or during drive off or drift off of the rig from the drilling location.  The operator has also agreed, among other things, (1) to defend, release and indemnify us against loss or damage to the reservoir, and loss of property rights to oil, gas and minerals below the surface of the earth and (2) to defend, release and indemnify us and bear the cost of bringing the well under control in the event of a blowout or other loss of control.  We agreed to defend, release and indemnify the operator for personal injury and death of our employees, invitees and the employees of our subcontractors while the operator agreed to defend, release and indemnify us for personal injury and death of its employees, invitees and the employees of its other subcontractors (other than us).  We have also agreed to defend, release and indemnify the operator for damages to the rig and equipment, including salvage or removal costs.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Given the potential amounts involved in connection with the Macondo well incident, the operator may seek to avoid its indemnification obligations.  In particular, the operator, in response to our request for indemnification, has generally reserved all of its rights and stated that it could not at this time conclude that it is obligated to indemnify us.  In doing so, the operator has asserted that the facts are not sufficiently developed to determine who is responsible and has cited a variety of possible legal theories based upon the contract and facts still to be developed.  We believe this reservation of rights is without justification and that the operator is required to honor its indemnification obligations contained in our contract and described above.

Other legal proceedings

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

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, fundings from settlements with insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers, and funds received from the cancellation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging personal injury as a result of exposure to asbestos.  As of June 30, 2010, the subsidiary was a defendant in approximately 1,062 lawsuits.  Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,569 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through June 30, 2010, the amounts expended to resolve claims, including both attorneys’ fees and expenses and settlement costs, have not been material, and all deductibles with respect to the primary insurance have been satisfied.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

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

Patent litigation—Several of our subsidiaries have been sued by Heerema Engineering Services (“Heerema”) in the United States District Court for the Southern District of Texas for patent infringement, claiming that we infringe their U.S. patent entitled Method and Device for Drilling Oil and Gas.  Heerema claims that our Enterprise class, advanced Enterprise class, Express class and Development Driller class of drilling rigs operating in the U.S. Gulf of Mexico infringe on this patent.  Heerema seeks unspecified damages and injunctive relief.  The court has held a hearing on construction of their patent but has not yet issued a decision.  We deny liability for patent infringement, believe that their patent is invalid and intend to vigorously defend against the claim.  We do not expect the liability, if any, resulting from this claim to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  In addition, as of June 30, 2010, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Other environmental matters

Hazardous waste disposal sites—We have certain potential liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below.  CERCLA is intended to expedite the remediation of hazardous substances without regard to fault.  Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site.  Liability is strict and can be joint and several.

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

One of our subsidiaries has been ordered by the California Regional Water Quality Control Board (“CRWQCB”) to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California.  This site was formerly owned and operated by certain of our subsidiaries.  It is presently owned by an unrelated party, which has received an order to test the property.  We have also been advised that one or more of our subsidiaries is likely to be named by the EPA as a PRP for the San Gabriel Valley, Area 3, Superfund site, which includes this property.  Testing has been completed at the property but no contaminants of concern were detected.  In discussions with CRWQCB staff, we were advised of their intent to issue us a “no further action” letter but it has not yet been received.  Based on the test results, we would contest any potential liability.  We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party.  The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  These investigations involve determinations of:

▪	the actual responsibility attributed to us and the other PRPs at the site;
▪	appropriate investigatory or remedial actions; and
▪	allocation of the costs of such activities among the PRPs and other site users.

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

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations.  Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on our financial position, or ongoing results of operations.  Estimated costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

The codefendant sought to dismiss the bankruptcies.  In addition, the codefendant filed proofs of claim against both our subsidiary and its parent with regard to its claims arising out of the settlement of the lawsuit.  On February 15, 2008, the Bankruptcy Court denied the codefendant’s request to dismiss the bankruptcy case but modified the automatic stay to allow the codefendant to proceed on its claims against the debtors, our subsidiary and its parent, and their insurance companies.  The codefendant subsequently filed suit against the debtors and certain of its insurers in the Court of Avoyelles Parish to determine their liability for the settlement.  The denial of the motion to dismiss the bankruptcies was appealed.  On appeal the bankruptcy cases were ordered to be dismissed, and the bankruptcies were dismissed on June 14, 2010.

On March 10, 2010, GlobalSantaFe and the two subsidiaries filed a declaratory judgment action in State District Court in Houston, Texas against the codefendant and the debtors seeking a declaration that GlobalSantaFe and the two subsidiaries had no liability under legal theories advanced by the codefendant.  On March 11, 2010, the codefendant filed a motion for leave to amend the pending litigation in Avoyelles Parish to add GlobalSantaFe, Transocean Worldwide Inc., its successor and our wholly owned subsidiary, and one of the subsidiaries as well as various additional insurers.  Leave to amend was granted and the amended petition was filed.  An extension to respond for all purposes was agreed until April 28, 2010 for the debtors, GlobalSantaFe, Transocean Worldwide Inc. and the subsidiary.  On April 28, 2010, GlobalSantaFe and its two subsidiaries filed various exceptions seeking dismissal of the Avoyelles Parish lawsuit, which have been denied.

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

Retained risk

Our hull and machinery and excess liability insurance program consists of commercial market and captive insurance policies primarily with 12-month and 11-month policy periods beginning on May 1, 2010 and June 1, 2010, respectively.

Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $250 million per policy period.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have coverage for wreck removal for an amount up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our excess liability coverage described below.  However, the shared deductible is $0 in the event of a total loss or a constructive total loss of a drilling unit.

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

We also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.  As of June 30, 2010, the insured value of our drilling rig fleet was approximately $36.9 billion in the aggregate, excluding rigs under construction.

We have elected to self-insure operators extra expense coverage for ADTI and CMI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of a contractually agreed amount, generally $50 million.

We generally do not have commercial market insurance coverage for physical damage losses, including liability for wreck removal expenses, to our fleet caused by named windstorms in the U.S. Gulf of Mexico and war perils worldwide.  Except with respect to Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, we generally do not carry insurance for loss of revenue unless contractually required.

Letters of credit and surety bonds

We had letters of credit outstanding totaling $479 million and $567 million at June 30, 2010 and December 31, 2009, respectively.  These letters of credit guarantee various contract bidding and performance activities under various committed and uncommitted credit lines provided by several banks.  In April 2010, we had a letter of credit issued in the amount of $60 million on behalf of TPDI to satisfy its liquidity requirements under the TPDI Credit Facilities, which is included in the total as of June 30, 2010 (see Note 9—Debt).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  Surety bonds outstanding totaled $24 million and $31 million at June 30, 2010 and December 31, 2009, respectively.

Note 13—Equity

Shares held by subsidiary—In December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At June 30, 2010 and December 31, 2009, our subsidiary held 13,455,824 shares and 14,011,416 shares, respectively.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately U.S. $3.2 billion, using an exchange rate of USD 1.00 to CHF 1.08 as of the close of trading on June 30, 2010.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.

During the three months ended June 30, 2010, following the authorization by our board of directors, we repurchased 2,146,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 193 million, equivalent to $180 million.  During the six months ended June 30, 2010, following the authorization by our board of directors, we repurchased 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.  At June 30, 2010, we held 2,863,267 treasury shares purchased under our share repurchase program, recorded at cost.

Distribution—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.19, using an exchange rate of USD 1.00 to CHF 1.08 as of the close of trading on June 30, 2010.  We expect the cash distribution to be calculated and paid in four quarterly installments.  Under Swiss law, upon satisfaction of all legal requirements, we must submit an application to the commercial register in the Canton of Zug to register the applicable par value reduction.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We intend to fund any installments using our available cash balances and our cash flows from operations.  Shareholders are expected to be paid in U.S. dollars, converted using an exchange rate determined by us approximately two business days prior to the payment date, unless shareholders elect to receive the payment in Swiss francs.  Distributions to shareholders in the form of a reduction in par value of our shares are not subject to the 35 percent Swiss withholding tax.  In May 2010, we recognized a distribution payable in the amount of approximately $1.0 billion, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  Upon registration of an installment with the commercial register of the Canton of Zug, we expect to reduce our par value and reclassify from additional paid-in capital to shares the portion of the distribution associated with the respective installment.  At June 30, 2010, the carrying amount of the unpaid distribution payable was $1.0 billion.

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

Short-term investments—The carrying amount of our short-term investments approximates fair value and represents our estimate of the amount we expect to recover.  Our short-term investments primarily include our investment in The Reserve International Liquidity Fund Ltd.  At June 30, 2010 and December 31, 2009, the carrying amount of our short-term investments was $32 million and $38 million, respectively, recorded in other current assets on our condensed consolidated balance sheets.

Notes receivable and working capital loan receivable—The carrying amount represents the estimated fair value, measured using unobservable inputs that require significant judgment, for which there is little or no market data, including the credit rating of the borrower.  At June 30, 2010, the aggregate carrying amount of our notes receivable and working capital loan receivable was $121 million, including $10 million and $111 million recorded in other current assets and other assets, respectively.  We did not hold notes receivable as of December 31, 2009.

Debt—The fair value of our fixed-rate debt is measured using quoted prices for identical instruments in active markets.  Our variable-rate debt is included in the fair values stated below at its carrying amount since the short-term interest rates cause the face value to approximate its fair value.  The TPDI Notes and ODL Loan Facility are included in the fair values stated below at their aggregate carrying amount of $158 million at June 30, 2010 and December 31, 2009, since there is no available market price for such related-party debt.  The carrying amounts and estimated fair values of our long-term debt, including debt due within one year, were as follows (in millions):

	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value

Long-term debt, including current maturities	$10,442	$9,751	$10,534	$11,218
Long-term debt of consolidated variable interest entities, including current maturities	984	997	1,183	1,178

Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value, measured using direct or indirect observable inputs, including quoted prices or other market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  At June 30, 2010, the carrying amounts of our derivative instruments were $14 million and $13 million recorded in other assets and other long-term liabilities, respectively, on our condensed consolidated balance sheets.  At December 31, 2009, the carrying amounts of our derivative instruments were $5 million and $5 million recorded in other assets and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

▪	the impact of the Macondo well incident and related matters,
▪
the offshore drilling market, including the impact of the drilling moratorium in the United States (“U.S.”) Gulf of Mexico, supply and demand, utilization rates, dayrates, customer drilling programs, commodity prices, stacking of rigs, reactivation of rigs, effects of new rigs on the market and effects of declines in commodity prices and the downturn in the global economy or market outlook for our various geographical operating sectors and classes of rigs,

▪
customer contracts, including contract backlog, force majeure provisions, contract commencements, contract extensions, contract terminations, contract option exercises, contract revenues, contract awards and rig mobilizations,

▪
newbuild, upgrade, shipyard and other capital projects, including completion, delivery and commencement of operation dates, expected downtime and lost revenue, the level of expected capital expenditures and the timing and cost of completion of capital projects,

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
▪
tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Norway and the U.S.,

▪
legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters,

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	debt levels, including impacts of the financial and economic downturn,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “estimates”	▪ “may”	▪ “projects”
▪ “believes”	▪ “expects”	▪ “might”	▪ “scheduled”
▪ “budgets”	▪ “forecasts”	▪ “plans”	▪ “should”
▪ “could”	▪ “intends”	▪ “predicts”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included herein and in our annual report on Form 10-K for the year ended December 31, 2009,
▪	the adequacy of and access to sources of liquidity,
▪	our inability to obtain contracts for our rigs that do not have contracts,
▪	the cancellation of contracts currently included in our reported contract backlog,
▪	the effect and results of litigation, tax audits and contingencies, and
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 15, 2010, we owned, had partial ownership interests in or operated 139 mobile offshore drilling units.  As of this date, our fleet consisted of 45 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 26 Midwater Floaters, 10 High-Specification Jackups, 55 Standard Jackups and three Other Rigs.  In addition, we had three Ultra-Deepwater Floaters under construction.

We have two reportable segments: (1) contract drilling services and (2) other operations.  Contract drilling services, our primary business, involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We believe our drilling fleet is one of the most modern and versatile fleets in the world, consisting of floaters, jackups and other rigs used in support of offshore drilling activities and offshore support services on a worldwide basis.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.

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

Our other operations segment includes drilling management services and oil and gas properties.  We provide drilling management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  ADTI provides oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services.  Our oil and gas properties consist of exploration, development and production activities carried out through Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), our oil and gas subsidiaries.

Significant Events

Macondo well incident—On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig, and the rig has been declared a total loss.  Eleven persons have been declared dead and others were injured as a result of the incident.  As investigations pertaining to the cause or causes of the incident continue, we are evaluating its consequences, which could ultimately have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Although the rig was operating under a contract which was to extend through September 2013, the total loss of the rig resulted in an automatic termination of the agreement.  The backlog associated with the Deepwater Horizon drilling contract was approximately $590 million.  See “—Contingencies—Macondo well incident.”

Fleet expansion—In the six months ended June 30, 2010, we completed construction of three Ultra-Deepwater newbuilds and each has commenced its respective contract.  See “—Outlook.”

Exchange listing—Effective April 20, 2010, our shares began trading on the SIX Swiss Exchange under the symbol “RIGN.”  Our shares also continue to be listed on the New York Stock Exchange under the symbol “RIG.”

Share repurchase program—As of June 30, 2010, we had repurchased a total of 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.  We have agreed not to repurchase any additional shares under our share repurchase program without 30 days written notice to the U.S. Department of Justice (the “DOJ”).  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Distribution—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.19, using an exchange rate of USD 1.00 to CHF 1.08 as of the close of trading on June 30, 2010.  We expect the cash distribution to be calculated and paid in four quarterly installments, following registration with the commercial register of the Canton of Zug.  At June 30, 2010, the carrying amount of the unpaid distribution payable was $1.0 billion.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Outlook

Drilling market—We expect market utilization to remain steady over the next few quarters for the jackup and midwater floater markets due to continued stability in oil and gas prices.  Additionally, we expect this stability to result in contracting opportunities for all classes within our drilling fleet during 2010.  However, considering the potential impact of the uncontracted capacity in 2010 and 2011 from newbuilds and existing units in the market, coupled with the uncertainties of the drilling moratorium in the U.S. Gulf of Mexico, we cannot be certain of projections for utilization for our High-Specification Floater fleet.  Consequently, we do not believe that the increased tendering activity that we are currently experiencing will foster a corresponding increase in dayrates in the near term.

As of July 15, 2010, our contract backlog had declined to $27.6 billion.  As of April 13, 2010, our contract backlog was $28.6 billion, as adjusted for the $590 million lost backlog associated with the Deepwater Horizon drilling contract.  The depletion of backlog from drilling activity was partially offset by the execution of new contracts with approximately $1.4 billion of associated backlog during the second quarter of 2010.  Although we are currently engaged in advanced discussions with customers on several additional opportunities, our backlog may continue to decline if we are unable to obtain new contracts for our rigs that sufficiently replace existing backlog as it is consumed over time or if any contracts are terminated.

On May 30, 2010, the U.S. government implemented a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico.  This initial moratorium has been challenged in the U.S. courts; on July 12, 2010, the U.S. government implemented a revised drilling moratorium that is scheduled to be in effect until November 30, 2010.  The U.S. government, however, may elect to shorten or extend the duration of the moratorium.  We have 14 rigs under contract in the U.S. Gulf of Mexico, and we are unable to predict, with certainty, the full impact that the moratorium will have on our operations.  The backlog associated with the contracts relating to these rigs was approximately $7.6 billion as of July 15, 2010, of which $2.1 billion could be lost if our customers are legally permitted to and choose to exercise their termination rights under certain contracts.  Our customers may elect to move rigs to locations outside of the U.S. Gulf of Mexico, perform activities permitted under the moratorium or attempt to terminate our contracts pursuant to their respective force majeure provisions.

Several customers have either declared force majeure or indicated that they may declare force majeure under their respective contracts.  We do not believe that a force majeure event exists as a result of the drilling moratorium under the drilling contracts for the rigs in the U.S. Gulf of Mexico, and we are working closely with our customers to assess each situation.  If an actual force majeure event occurs, as determined under the applicable drilling contract, these agreements generally allow for a period of 30 to 60 days during which the rig will earn a force majeure rate, which is generally between 85 percent and 100 percent of the contracted dayrate.  Following this period, and in some cases subject to a notice or waiting period, either we or the customer may terminate the contract.  In some contracts, we have the right to further extend the contract for a period of time by electing to continue the contract at a zero dayrate, thereby retaining the backlog associated with the contract for possible recognition in a later period.  Some drilling contracts for rigs in the U.S. Gulf of Mexico include early termination provisions that require the payment of the contractual dayrate for the remaining term of the contract upon termination for force majeure either in a lump sum or over an extended term.  We have, in some instances, negotiated, and may continue to negotiate, special standby rates with some of our customers under our drilling contracts for rigs in the U.S. Gulf of Mexico.  These special standby rates are lower than the regular contract dayrate and apply during periods when the customer is prevented from performing drilling operations.  For every day on special standby rate, the contract term of the applicable contract is extended by an equal number of days.

Fleet status—The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.  As of July 15, 2010, the uncommitted fleet rates for the remainder of 2010, 2011, 2012 and 2013 are as follows:

	2010	2011	2012	2013
Uncommitted fleet rate
High-Specification Floaters	8%	20%	36%	48%
Midwater Floaters	30%	60%	80%	95%
High-Specification Jackups	46%	52%	81%	100%
Standard Jackups	52%	72%	87%	95%

We have 11 existing contracts with fixed-price or capped options, and given current market conditions, we expect that a number of these options will not be exercised by our customers in 2010.  Well-in-progress or similar provisions of our existing contracts may delay the start of higher dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet is fully contracted for 2010, and we are in advanced discussions with customers to contract the two remaining Ultra-Deepwater Floaters with availability in 2011.  We recently extended a Deepwater Floater available in 2010 for a four-month period and expect to contract the remaining active and available 2010 Deepwater Floater.  Recent subletting of our High-Specification Floater fleet has had minimal impact on our operations in 2010 thus far, but we cannot be certain of the impact on our operations in 2011 and beyond.  As of July 15, 2010, we had 43 of our 48 current and future High-Specification Floaters contracted through the end of 2010, with 36, including all of our newbuilds, contracted beyond 2011.  These 43 units also include all of our Ultra-Deepwater Floaters.  We believe the continued exploration successes in the deepwater offshore provinces will foster significant demand and should support our long-term positive outlook for our High-Specification Floater fleet.

Midwater Floaters—For our Midwater Floater fleet, which includes 26 semisubmersible rigs, near-term customer interest has remained steady and in line with the previous quarter.  Although we stacked an additional unit in West Africa due to the lack of opportunities in that region, we also executed several contracts for our Midwater Floater fleet on short-term work during the second quarter of 2010.  Fifty percent of our Midwater Floater fleet is committed to contracts that extend beyond 2010.  We believe the recent tendering activity may result in our active rigs working beyond their current contracts.  Market utilization for this fleet, however, may face challenges from the moored Deepwater Floaters coming available in 2010 and potentially competing in the midwater market due to the lack of current opportunities in the deepwater market and further pressure resulting from the moratorium in the U.S. Gulf of Mexico.  Tenders for our Midwater Floaters are generally shorter in duration, resulting in these units working on well-to-well programs.

High-Specification Jackups—The High-Specification Jackup fleet is experiencing rising utilization and dayrates, and we expect this fleet to remain attractive to customers throughout 2010.  Tendering activity has remained steady during the second quarter of 2010, which has resulted in extensions of several existing contracts.  As of July 15, 2010, we had three of our 10 High-Specification Jackups stacked.  Although we have two High-Specification Jackups completing their current contracts in the third quarter of 2010, the continued increase in tendering activity could result in the extension of some of these contracts.

Standard Jackups—Considering the number of units currently stacked, and the number of newbuild units expected to enter the market without customer contracts and the absence of a corresponding increase in customer demand, we expect near-term dayrates for our Standard Jackup fleet to remain flat or slightly decrease as contracts are renewed or completed.  As of July 15, 2010, we had 22 of our 55 Standard Jackups stacked.  We expect a few more of our Standard Jackups to be stacked in the second half of 2010.

Key measures—Key measures of our results of operations and financial condition are as follows:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Performance indicators
Average daily revenue (a)(b)	$284,200	$255,900	$28,300	$291,300	$256,200	$35,100
Utilization (b)(c)	64%	84%	n/a	65%	87%	n/a
Statement of operations data
Operating revenues	$2,505	$2,882	$(377)	$5,107	$6,000	$(893)
Operating and maintenance expense	1,358	1,277	81	2,554	2,448	106
Operating income	957	1,121	(164)	1,883	2,440	(557)
Net income attributable to controlling interest	715	806	(91)	1,392	1,748	(356)

	June 30, 2010	December 31, 2009	Change
Balance sheet data
Cash and cash equivalents	$2,888	$1,130	$1,758
Total assets	37,552	36,436	1,116
Total debt	11,426	11,717	(291)
__________________________
“n/a” means not applicable.
(a)
Average daily revenue is defined as contract drilling revenue earned per revenue earning day.  A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.  Stacking rigs, such as Midwater Floaters, High-Specification Jackups and Standard Jackups, has the effect of increasing the average daily revenue since these rig types are typically contracted at lower dayrates compared to the High-Specification Floaters.  Average daily revenue includes our rigs that are operating on standby rates located in the U.S. Gulf of Mexico.

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

Resulting from the market pressures experienced in the six months ended June 30, 2010, our revenues declined relative to those recognized in the six months ended June 30, 2009.  The decline was primarily due to lower utilization, mostly related to 36 stacked and idle rigs as of June 30, 2010, as compared to 18 stacked and idle rigs during the same period in 2009.  This decline was partially offset by revenues from the commencement of operations of our newbuild rigs.  The lower utilization also resulted in a decrease in our operating and maintenance expenses compared to the prior year period, which was more than offset by increased operating and maintenance expenses associated with the commencement of operations of our newbuild rigs, increased maintenance and shipyard expenses and costs associated with the Macondo well incident, primarily related to insurance deductibles.  As of June 30, 2010, we had reduced our total debt compared to December 31, 2009, primarily due to net repayments under our commercial paper program (see “—Liquidity and Capital Resources—Sources and Uses of Liquidity”).

For the year ending December 31, 2010, we expect our total revenues to decline compared to our total revenues for the year ended December 31, 2009.  We expect this reduction to result from reduced drilling activity associated with stacked and idle rigs, lost revenues from the Deepwater Horizon contract termination and reduced operating activity associated with our integrated services.  However, we expect the decrease in revenues to be partially offset by a full year of drilling operations of our five newbuilds delivered in 2009, the commencement of drilling operations of four additional newbuilds in 2010, and increased activity in our other operations segment.  We are unable to ascertain, with certainty, the effect the moratorium will have on our operations in the U.S. Gulf of Mexico in 2010.

We expect our total operating and maintenance expenses for the year ending December 31, 2010 to increase compared to operating and maintenance expenses for the year ended December 31, 2009, primarily due to a full year of drilling operations for our five newbuilds delivered in 2009, the commencement of drilling operations of four additional newbuilds in 2010, an increase in maintenance and shipyard expenses, an increase in activity in our other operations segment and additional costs associated with the Macondo well incident as further discussed below.  We expect these increases will be partially offset by reduced costs associated with stacked and idle rigs and reduced integrated services activity.  Our projected operating and maintenance expenses for the year ending December 31, 2010 remain uncertain and could be affected by actual activity levels, rig reactivations, the Macondo well incident and related contingencies, exchange rates and cost inflation as well as other factors.

Although we are currently unable to estimate the full impact of the Macondo well incident on our business, the incident could ultimately have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We expect an increase of approximately $180 million in operating and maintenance expenses in 2010 comprised primarily of approximately $70 million of insurance deductibles, approximately $30 million of higher insurance premiums, approximately $36 million of additional legal expenses related to lawsuits and investigations, net of insurance recoveries, and approximately $44 million of additional costs primarily related to our internal investigation of the Macondo well incident, including consultant costs, travel costs and other miscellaneous costs.  See “—Contingencies—Insurance matters” and “Part II.  Other Information, Item 1A.  Risk Factors.”

At June 30, 2010, the carrying amount of our property and equipment was $22.5 billion, representing 60 percent of our total assets, and the carrying amount of our goodwill was $8.1 billion, representing 22 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill when events and circumstances indicate that the fair value of a reporting unit falls below its carrying amount.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience further declines in actual or anticipated dayrates, especially those in our Standard Jackup fleet, we may be required to recognize losses on impairment of the carrying amount of one or more of our asset groups.  Additionally, we may be required to recognize losses on impairment of goodwill if we determine that the fair value of our contract drilling services reporting unit declines below its carrying amount.  See “—Critical Accounting Policies and Estimates” and “Part II.  Other Information, Item 1A.  Risk Factors.”

Performance and Other Key Indicators

Contract backlog—The following table presents our contract backlog, including firm commitments only, for our contract drilling services segment as of July 15, 2010, March 31, 2010 and June 30, 2009.  Firm commitments are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.  The contractual operating dayrate may be higher than certain other rates included in the contract, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

	July 15, 2010	March 31, 2010	June 30, 2009
Contract backlog	(in millions)
High-Specification Floaters	$22,969	$24,293	$27,022
Midwater Floaters	2,767	2,933	4,272
High-Specification Jackups	391	315	356
Standard Jackups	1,374	1,323	2,234
Other Rigs	62	72	91
Total	$27,563	$28,936	$33,975

We have 14 rigs under contract in the U.S. Gulf of Mexico.  The backlog associated with the contracts relating to these rigs was approximately $7.6 billion as of July 15, 2010, of which $2.1 billion could be lost if our customers are legally permitted to and choose to exercise their termination rights under certain contracts.  The backlog associated with the Deepwater Horizon drilling contract represented approximately $590 million of the High-Specification Floaters backlog and total backlog for March 31, 2010 and June 30, 2009.  Although the rig was operating under a contract which was to extend through September 2013, the total loss of the rig resulted in an automatic termination of the agreement.

Fleet average daily revenue—The following table presents the average daily revenue for our contract drilling services segment for each of the quarters ended June 30, 2010, March 31, 2010 and June 30, 2009.  See “—Outlook—Key measures” for a definition of average daily revenue.

	Three months ended
	June 30, 2010	March 31, 2010	June 30, 2009
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$482,100	$486,000	$450,500
Deepwater Floaters	395,800	383,800	339,600
Harsh Environment Floaters	428,500	400,100	374,500
Total High-Specification Floaters	447,800	443,200	397,600
Midwater Floaters	319,000	331,600	302,700
High-Specification Jackups	146,100	166,000	161,400
Standard Jackups	117,100	133,100	149,200
Other Rigs	72,000	72,700	48,300
Total fleet average daily revenue	284,200	298,300	255,900

Fleet utilization—The following table presents the utilization rates for our contract drilling services segment for each of the quarters ended June 30, 2010, March 31, 2010 and June 30, 2009.  See “—Outlook—Key measures” for a definition of utilization.

	Three months ended
	June 30, 2010	March 31, 2010	June 30, 2009
Utilization
High-Specification Floaters
Ultra-Deepwater Floaters	76%	88%	91%
Deepwater Floaters	66%	71%	82%
Harsh Environment Floaters	85%	98%	93%
Total High-Specification Floaters	74%	83%	88%
Midwater Floaters	69%	67%	84%
High-Specification Jackups	70%	63%	87%
Standard Jackups	53%	53%	82%
Other Rigs	50%	50%	59%
Total fleet average utilization	64%	66%	84%

Operating Results

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Following is an analysis of our operating results.  See “—Outlook—Key measures” for a definition of revenue earning days, utilization and average daily revenue.

	Three months ended June 30,
	2010	2009	Change	% Change
	(In millions, except day amounts and percentages)
Revenue earning days	8,057	10,261	(2,204)	(21)%
Utilization	64%	84%	n/a	n/m
Average daily revenue	$284,200	$255,900	$28,300	11%

Contract drilling revenues	$2,290	$2,625	$(335)	(13)%
Contract drilling intangible revenues	29	75	(46)	(61)%
Other revenues	186	182	4	2%
	2,505	2,882	(377)	(13)%
Operating and maintenance expense	1,358	1,277	81	6%
Depreciation, depletion and amortization	400	360	40	11%
General and administrative expense	58	53	5	9%
	1,816	1,690	126	7%
Loss on impairment	—	(67)	67	n/m
Gain (loss) on disposal of assets, net	268	(4)	272	n/m
Operating income	957	1,121	(164)	(15)%
Other income (expense), net
Interest income	5	1	4	n/m
Interest expense, net of amounts capitalized	(141)	(114)	(27)	24%
Gain (loss) on retirement of debt	—	(8)	8	n/m
Other, net	(3)	(8)	5	63%
Income before income taxes	818	992	(174)	(18)%
Income tax expense	98	184	(86)	(47)%
Net income	720	808	(88)	(11)%
Net income attributable to noncontrolling interest	5	2	3	n/m
Net income attributable to controlling interest	$715	$806	$(91)	(11)%
__________________________
“n/a” means not applicable

“n/m” means not meaningful

Operating revenues—Contract drilling revenues decreased $335 million for the three months ended June 30, 2010 compared to revenues for the three months ended June 30, 2009, primarily due to lower utilization and partially offset by higher average daily revenue.  The lower utilization during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to (a) approximately $345 million in reduced drilling activity as 36 rigs were stacked or idle at June 30, 2010, compared to 18 rigs that were stacked or idle, including one held for sale, at June 30, 2009, (b) approximately $170 million due to higher out-of-service time for shipyard, mobilization, maintenance and repair projects in the three months ended June 30, 2010, as compared to the same period in 2009, (c) approximately $40 million due to the loss of revenues associated with the Deepwater Horizon contract and (d) approximately $25 million due to rig sales or rigs in which we sold our interest.  These decreases were partially offset by revenues of approximately $270 million associated with our newbuilds, which commenced operations during 2009 and 2010.  Our average daily revenue increases as we stack rigs in our Midwater Floater fleet and jackup fleets, since rigs in these classes are typically contracted at lower dayrates compared to those in our High-Specification Floater fleet.

Contract drilling intangible revenues declined $46 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due to the timing of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”).  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Costs and expenses—Operating and maintenance expenses increased $81 million, or six percent, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The increase was due to (a) approximately $80 million of expenses primarily related to insurance deductibles and legal costs associated with the Macondo well incident, (b) approximately $75 million of expenses due to our newbuilds, which commenced operations during 2009 and 2010 and (c) approximately $60 million of expenses due to increased activity in our other operations segment.  These increases were partially offset by an approximate $115 million reduction resulting from lower utilization and approximately $30 million due to reduced activity in our integrated services operations.

Depreciation, depletion and amortization increased for the three months ended June 30, 2010, primarily due to $39 million of additional expense related to the commencement of operations of seven newbuilds subsequent to June 30, 2009.

During the three months ended June 30, 2009, GSF Arctic II and GSF Arctic IV, both previously classified as assets held for sale, were impaired due to the global economic downturn and pressure on commodity prices, both of which have had an adverse effect on our industry.  We recognized a $58 million loss on impairment of these rigs during the three months ended June 30, 2009.  We also recognized a $9 million loss on impairment of the customer relationships intangible asset associated with our drilling management services during the three months ended June 30, 2009 with no comparable activity during the three months ended June 30, 2010.

During the three months ended June 30, 2010, we recognized a net gain on disposal of assets of $268 million, including a $267 million gain on the loss of Deepwater Horizon, which resulted from insurance recoveries received during the three months ended June 30, 2010 that exceeded the carrying amount of the rig at the date of the incident.  During the three months ended June 30, 2009, we recognized a net loss on disposal of other unrelated assets of $4 million.

The increase in interest expense for the three months ended June 30, 2010 was primarily attributable to a $30 million reduction of capitalized interest, compared to the three months ended June 30, 2009, and $14 million of interest expense associated with the Petrobras 10000 capital lease.  Partially offsetting the increase was $18 million associated with debt repaid or repurchased subsequent to June 30, 2009.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  There is little to no expected relationship between the provision for income taxes and income before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  The estimated annual effective tax rates at June 30, 2010 and 2009 were 15.5 percent and 15.4 percent, respectively, based on projected 2010 and 2009 annual income before income taxes, after excluding certain items, such as losses on impairment, the gain resulting from insurance recoveries on the loss of Deepwater Horizon and prior period adjustments.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended June 30, 2010, the impact of the various discrete period tax items was a net tax expense of $6 million, resulting in a tax rate of 12.0 percent on income before income tax expense.  For the three months ended June 30, 2009, the impact of the various discrete items was a net expense of $16 million, resulting in a tax rate of 18.5 percent on income before income tax expense.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Following is an analysis of our operating results.  See “—Outlook—Key measures” for a definition of revenue earning days, utilization and average daily revenue.

	Six months ended June 30,
	2010	2009	Change	% Change
	(In millions, except day amounts and percentages)
Revenue earning days	16,241	21,311	(5,070)	(24)%
Utilization	65%	87%	n/a	n/m
Average daily revenue	$291,300	$256,200	$35,100	14%

Contract drilling revenues	$4,731	$5,459	$(728)	(13)%
Contract drilling intangible revenues	62	179	(117)	(65)%
Other revenues	314	362	(48)	(13)%
	5,107	6,000	(893)	(15)%
Operating and maintenance expense	2,554	2,448	106	4%
Depreciation, depletion and amortization	801	715	86	12%
General and administrative expense	121	109	12	11%
	3,476	1,690	126	6%
Loss on impairment	(2	(288)	286	(99)
Gain on disposal of assets, net	254	—	254	n/m
Operating income	1,883	2,440	(557)	(23)%
Other income (expense), net
Interest income	10	2	8	n/m
Interest expense, net of amounts capitalized	(273)	(250)	(23)	9%
Gain (loss) on retirement of debt	2	(10)	12	n/m
Other, net	10	—	10	n/m %
Income before income taxes	1,632	2,182	(550)	(25)%
Income tax expense	227	435	(208)	(48)%
Net income	1,405	1,747	(342)	(20)%
Net income (loss) attributable to noncontrolling interest	13	(1)	14	n/m
Net income attributable to controlling interest	$1,392	$1,748	$(356)	(20)%
__________________
“n/a” means not applicable

“n/m” means not meaningful

Operating revenues—Contract drilling revenues decreased $728 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to lower utilization and partially offset by higher average daily revenue.  The lower utilization during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was primarily due to (a) approximately $780 million in reduced drilling activity as 36  rigs were stacked or idle at June 30, 2010 compared to 18 rigs that were stacked or idle, including one held for sale, at June 30, 2009, (b) approximately $375 million due to higher out-of-service time for shipyard, mobilization, maintenance and repair projects in the six months ended June 30, 2010, as compared to the same period in 2009 and (c) approximately $40 million due to the loss of revenues associated with the Deepwater Horizon contract.  This reduced activity was partially offset by revenue of approximately $480 million associated with our newbuilds, which commenced operations during 2009 and 2010.  Our average daily revenue increases as we stack rigs in our Midwater Floater fleet and jackup fleets, since rigs in these classes are typically contracted at lower dayrates compared to those in our High-Specification Floater fleet.

Contract drilling intangible revenues declined $117 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, due to timing of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe.  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues decreased $48 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to reduced integrated services activity of $57 million and lower reimbursable revenues of $20 million.  These decreases were partially offset by increased activity of $36 million associated with our other operations segment.

Costs and expenses—Operating and maintenance expenses increased $106 million, or four percent for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase was due to (a) approximately $140 million of expenses resulting from our newbuilds, which commenced operations during 2009 and 2010, (b) approximately $80 million of expenses related to insurance deductibles and legal costs associated with the Macondo well incident, (c) approximately $100 million of expenses due to increased shipyard and maintenance expense and (d) approximately $40 million of expenses due to increased activity in our other operations segment.  These increases were partially offset by an approximate $205 million reduction of expenses resulting from lower utilization and an approximate $45 million reduction due to our integrated services operations.

Depreciation, depletion and amortization increased primarily due to $63 million of additional expense related to the commencement of operations of seven newbuilds subsequent to June 30, 2009 and $21 million of accelerated depletion of our oil and gas properties during the six months ended June 30, 2010.

During the six months ended June 30, 2009, GSF Arctic II and GSF Arctic IV, both previously classified as assets held for sale, were impaired due to the global economic downturn and pressure on commodity prices, both of which have had an adverse effect on our industry.  We recognized a $279 million loss on impairment of these rigs during the six months ended June 30, 2009.  We also recognized a $9 million loss on impairment of the customer relationships intangible asset associated with our drilling management services during the six months ended June 30, 2009 with no comparable activity during the six months ended June 30, 2010.

During the six months ended June 30, 2010, we recognized a net gain on disposal of assets of $254 million, including a $267 million gain on the loss of Deepwater Horizon, which resulted from insurance recoveries received during the six months ended June 30, 2010 that exceeded the carrying amount of the rig at the date of the incident.  Partially offsetting the gain was a loss of $15 million related to the sale of GSF Arctic II and GSF Arctic IV.  There was no comparable activity during the six months ended June 30, 2009.

The increase in interest expense for the six months ended June 30, 2010 was primarily attributable to a $48 million reduction of capitalized interest, compared to the six months ended June 30, 2009, and $28 million of interest expense associated with the Petrobras 10000 capital lease.  Partially offsetting the increase was $54 million associated with debt repaid or repurchased subsequent to June 30, 2009.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  There is little to no expected relationship between the provision for income taxes and income before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  The estimated annual effective tax rates at June 30, 2010 and 2009 were 15.5 percent and 15.4 percent, respectively, based on projected 2010 and 2009 annual income before income taxes, after excluding certain items, such as losses on impairment, net gains on disposal of assets, the gain on the loss of Deepwater Horizon and prior period adjustments.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the six months ended June 30, 2010, the impact of the various discrete period tax items was a net tax expense of $7 million, resulting in a tax rate of 13.9 percent on income before income tax expense.  For the six months ended June 30, 2009, the impact of the various discrete items was a net tax expense of $51 million resulting in a tax rate of 19.9 percent on income before income tax expense.

Liquidity and Capital Resources

Sources and uses of cash

Our primary sources of cash during the six months ended June 30, 2010 were our cash flows from operating activities and the receipt of insurance proceeds of $560 million following the loss on Deepwater Horizon.  Our primary uses of cash were capital expenditures (including for newbuild construction), repayments of borrowings under our credit facilities and commercial paper program and repurchases of shares under our share repurchase program.  At June 30, 2010, we had $2.9 billion in cash and cash equivalents.

	Six months ended June 30,
	2010	2009	Change
Cash flows from operating activities	(In millions)
Net income	$1,405	$1,747	$(342)
Amortization of drilling contract intangibles	(62)	(179)	117
Depreciation, depletion and amortization	801	715	86
Loss on impairment	2	288	(286)
Gain on disposal of assets, net	(254)	—	(254)
Other non-cash items	236	218	18
Changes in operating assets and liabilities	313	228	85
	$2,441	$3,017	$(576)

Net cash provided by operating activities decreased primarily due to less cash generated from net income, after adjusting for non-cash items primarily related to a gain on the loss of Deepwater Horizon during the six months ended June 30, 2010 and a loss on impairment primarily related to two rigs previously held for sale during the six months ended June 30, 2009.

	Six months ended June 30,
	2010	2009	Change
Cash flows from investing activities	(In millions)
Capital expenditures	$(679)	$(1,655)	$976
Proceeds from disposal of assets, net	51	8	43
Proceeds from insurance recoveries for loss of drilling unit	560	—	560
Proceeds from payments on notes receivable	21	—	21
Proceeds from short-term investments	5	393	(388)
Purchases of short-term investments	—	(234)	234
Joint ventures and other investments, net	(1)	—	(1)
	$(43)	$(1,488)	$1,445

Net cash used in investing activities decreased primarily due to reduced capital expenditures for the construction of five of our Ultra-Deepwater Floaters during the six months ended June 30, 2010 compared to capital expenditures for the construction of 10 of our Ultra-Deepwater Floaters during the six months ended June 30, 2009.  In addition, net cash used in investing activities declined as a result of the proceeds from insurance recoveries for the loss of Deepwater Horizon in the six months ended June 30, 2010 and purchases of short-term investments in the six months ended June 30, 2009, with no comparable activity in the current period.  These reductions of cash used in investing activities were partially offset by reduced proceeds from short-term investments resulting from diminished investing activity in marketable securities and reduced recoveries from The Reserve International Liquidity Fund and The Reserve Primary Fund during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Six months ended June 30,
	2010	2009	Change
Cash flows from financing activities	(In millions)
Change in short-term borrowings, net	$(177)	$(500)	$323
Proceeds from debt	54	319	(265)
Repayments of debt	(275)	(1,410)	1,135
Payments for warrant exercise, net	—	(13)	13
Purchases of shares held in treasury	(240)	—	(240)
Proceeds from (taxes paid for) share-based compensation plans, net	(1)	22	(23)
Excess tax benefit from share-based compensation plans	1	1	—
Other, net	(2)	(4)	2
	$(640)	$(1,585)	$945

Net cash used in financing activities decreased primarily because of reduced repayments or repurchases of debt and short-term borrowings during the six months ended June 30, 2010 relative to the six months ended June 30, 2009, including repurchases of $440 million aggregate principal amount of our convertible senior notes and the repayment of $1 billion of borrowings under a term loan in the six months ended June 30, 2009 with no comparable activity during the six months ended June 30, 2010.  Partially offsetting the reduced repayment and repurchases were decreased borrowings drawn under the TPDI Credit Facilities and ADDCL Credit Facilities in the six months ended June 30, 2010 as we completed construction of the rigs for which those credit facilities were established.  Additionally, we repurchased $240 million of our shares in the six months ended June 30, 2010 with no comparable activity in the prior year period.

Drilling fleet expansion and dispositions

Expansion—Capital expenditures, including capitalized interest of $47 million, totaled $679 million during the six months ended June 30, 2010, substantially all of which related to our contract drilling services segment.  Having completed five of our 10 newbuild projects in the year ended December 31, 2009, the following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our remaining major construction projects (in millions):

	Total costs through June 30, 2010	Expected costs for the remainder of 2010	Estimated costs thereafter	Total estimated cost at completion

Discoverer Luanda (a)	$695	$10	$—	$705
Discoverer Inspiration (b)	674	4	—	678
Dhirubhai Deepwater KG2 (b) (c)	674	5	—	679
Discoverer India	591	139	—	730
Deepwater Champion (d)	583	167	5	755
Capitalized interest	230	37	16	283
Mobilization costs	55	56	3	114
Total	$3,502	$418	$24	$3,944
__________________________
(a)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  Angola Deepwater Drilling Company Limited (“ADDCL”) is responsible for all of these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(b)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of June 30, 2010.
(c)
The cost for Dhirubhai Deepwater KG2 represents 100 percent of TPDI’s expenditures, including those incurred prior to our investment in the joint venture.  TPDI is responsible for all of these costs.  We hold a 50 percent interest in Transocean Pacific Drilling Inc. (“TPDI”), and Pacific Drilling holds the remaining 50 percent interest.

(d)	These costs include our initial investment in Deepwater Champion of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe in November 2007.

During 2010, we expect capital expenditures to be approximately $1.4 billion, including approximately $777 million of cash capital costs for our major construction and conversion projects.  The level of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity and the level of capital expenditures requested by our customers for which they agree to reimburse us.

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

From time to time, we review possible acquisitions of businesses and drilling rigs and may, in the future, make significant capital commitments for such purposes.  We may also consider investments related to major rig upgrades or new rig construction.  Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  During the six months ended June 30, 2010, we acquired GSF Explorer, an asset formerly held under capital lease, in exchange for a cash payment of $15 million, thereby terminating the capital lease obligation.

Dispositions—From time to time, we may review possible dispositions of drilling units.  During the six months ended June 30, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million.  The notes receivable, which are secured by the drilling units, have stated interest rates of 9 percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We estimated the fair values of the notes receivable based on unobservable inputs that require significant judgment, for which there is little or no market data, including the credit rating of the buyer.  We continue to operate GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel through October 2010.  As a result of the sale, we recognized a loss on disposal of assets in the amount of $15 million for the six months ended June 30, 2010.

Deepwater Horizon—On April 22, 2010, our Ultra-Deepwater Floater Deepwater Horizon sank after an explosion and fire onboard the rig.  The rig had an insured value of $560 million, which was not subject to a deductible, and our insurance underwriters have declared the vessel a total loss.  During the three months ended June 30, 2010, we received $560 million in cash proceeds from insurance recoveries related to the loss of the drilling unit and, for the three and six months ended June 30, 2010, we recognized a gain on the loss of the rig in the amount of $267 million.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, bank credit agreements, proceeds from other debt issuances and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities or other payments, repayment of debt due within one year (including the repurchase of 1.625% Series A Notes at the option of the noteholders), capital expenditures, shareholder-approved distributions and working capital needs.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.  From time to time, we may also use borrowings under bank lines of credit and under our commercial paper program to maintain liquidity for short-term cash needs.

In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.19, using an exchange rate of USD 1.00 to CHF 1.08 as of the close of trading on June 30, 2010.  See “—Distribution.”  In May 2009, our shareholders approved, and our board of directors subsequently authorized management to implement, a program to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.3 billion at an exchange rate as of the close of business on July 27, 2010 of USD 1.00 to CHF 1.06.  See “—Share repurchase program.”

On June 28, 2010, we received a letter from the DOJ asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  After preliminary discussions with the DOJ, we have voluntarily agreed to provide them with 30 days notice prior to repurchasing any additional shares under our share repurchase program and prior to making substantial cash payments out of our U.S. entities, other than in the ordinary course of business.  We expect to engage in further discussions with the DOJ in the future.  We can give no assurance that the DOJ investigation and other matters arising out of the Macondo well incident will not adversely affect our liquidity in the future.

Our access to debt and equity markets may be limited due to a variety of events, including among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The economic downturn and related financial market instability, as well as uncertainty related to our potential liabilities from the Macondo well incident, have had, and could continue to have, an impact on our business and our financial condition.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  The economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.  Uncertainty related to our potential liabilities from the Macondo well incident has impacted our share price and could impact our ability to access capital markets in the future.

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

Bank credit agreements—We have a $2.0 billion five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007 (the “Five-Year Revolving Credit Facility”).  The Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of June 30, 2010, our debt to tangible capitalization ratio was 0.48 to 1.0.  In order to borrow under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  We are not required to make any representation to the lenders as to the absence of a material adverse effect.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  Although credit rating downgrades below investment grade do not constitute an event of default under the Five-Year Revolving Credit Facility, our commitment fee and lending margin are subject to change based on our credit rating.  A default under our public debt indentures could trigger a default under the Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility and the commercial paper program for which it provides liquidity.  As of July 27, 2010, we had $81 million in letters of credit issued and outstanding and no borrowings outstanding under the Five-Year Revolving Credit Facility.

Commercial paper program—We maintain a commercial paper program, which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes up to a maximum aggregate outstanding amount of $1.5 billion.  At July 27, 2010, $105 million in commercial paper was outstanding at a weighted-average interest rate of 0.5 percent, excluding commissions.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  At July 27, 2010, $1.2 billion was outstanding under the TPDI Credit Facilities, of which $577 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on July 27, 2010 was 2.1 percent.

In April 2010, we had a letter of credit issued in the amount of $60 million on behalf of TPDI to satisfy its liquidity requirements under the TPDI Credit Facilities.

TPDI Notes—TPDI has issued promissory notes payable to Pacific Drilling and one of our subsidiaries (the “TPDI Notes”).  The TPDI Notes bear interest at London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 2 percent and have maturities through October 2019.  As of July 27, 2010, $296 million in promissory notes remained outstanding, $148 million of which was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on July 27, 2010 was 2.4 percent.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A.  Tranche A bears interest at LIBOR plus the applicable margin of 0.725 percent.  Tranche A requires semi-annual payments beginning in February 2011 and matures in August 2017.  One of our subsidiaries provides the commitment for Tranche C.  In March 2010, ADDCL terminated Tranche B, having repaid borrowings of $235 million under Tranche B using borrowings under Tranche C.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At July 27, 2010, $215 million was outstanding under Tranche A at a weighted-average interest rate of 0.7 percent.  At July 27, 2010, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility  is payable in full on the earlier of (1) 90 days after the fifth anniversary of the first well commencement or (2) December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  At July 27, 2010, $75 million was outstanding under the ADDCL Secondary Loan Facility, of which $49 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on July 27, 2010 was 3.7 percent.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6.0 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  As of July 27, 2010, $702 million was outstanding under the capital lease contract.

The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which could, if determined adversely, have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, another subsidiary of ours has guaranteed the obligations under the capital lease contract, and this guarantor subsidiary is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event the guarantor subsidiary does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.

Convertible Senior Notes—Holders of the 1.625% Series A Notes and 1.50% Series B Notes have the right to require us to repurchase their notes on December 15, 2010 and December 15, 2011, respectively.  In addition, holders of any series of the Convertible Senior Notes will have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  As of July 27, 2010, $5.4 billion of the Convertible Senior Notes remained outstanding.

Our 1.625% Series A Convertible Senior Notes due 2037, 1.50% Series B Convertible Senior Notes due 2037 and 1.50% Series C Convertible Senior Notes due 2037 (the “Convertible Senior Notes”), may be converted at a rate of 5.9310 shares per $1,000 note, equivalent to a conversion price of $168.61 per share.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The conversion rate is subject to increase upon the occurrence of certain fundamental changes and adjustment upon certain other corporate events, such as the distribution of cash to our shareholders as described below.

Distribution—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.19, using an exchange rate of USD 1.00 to CHF 1.08 as of the close of trading on June 30, 2010.  We expect the cash distribution to be calculated and paid in four quarterly installments.  Under Swiss law, upon satisfaction of all legal requirements, we must submit an application to the commercial register in the Canton of Zug to register the applicable par value reduction.  We have submitted to the commercial register of the Canton of Zug our application for registration of the initial installment.  The cantonal commercial register is currently reviewing our application, and although we believe that all registration requirements have been met, the Swiss authorities have indicated to us that the process will take longer than customary in light of lawsuits filed in the U.S. and served on the Company in Switzerland.  They have indicated that they will seek guidance from the Swiss Federal Office of the Commercial Register on whether the requirements for the registration of the first installment have been met.  Given the expected extended review of our application by the Swiss authorities, the payment of the first installment will be delayed.  If the Swiss authorities disagree with our view that all registration requirements have been met, our ability to pay the distribution installments could be further delayed or restricted indefinitely.  A delay of the first installment will likely also result in a delay of the remaining three installments, which were expected to be paid in October 2010, January 2011 and April 2011, subject to the satisfaction of the applicable Swiss legal requirements.

We intend to fund any installments using our available cash balances and our cash flows from operations.  Shareholders are expected to be paid in U.S. dollars, converted using an exchange rate determined by us approximately two business days prior to the payment date, unless shareholders elect to receive the payment in Swiss francs.  Distributions to shareholders in the form of a reduction in par value of our shares are not subject to the 35 percent Swiss withholding tax.  In May 2010, we recognized a distribution payable in the amount of approximately $1.0 billion, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  Upon registration of an installment with the commercial register of the Canton of Zug, we expect to reduce our par value and reclassify from additional paid-in capital to shares the portion of the distribution associated with the respective installment.  At June 30, 2010, the carrying amount of the unpaid distribution payable was $1.0 billion.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.3 billion at an exchange rate as of the close of trading on July 27, 2010 of USD 1.00 to CHF 1.06.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  As of July 27, 2010, we have repurchased 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.  We have agreed not to repurchase any additional shares under our share repurchase program without 30 days notice to the DOJ.  See “—Overview.”

We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no incremental shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss commercial register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of July 27, 2010, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately four percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately six percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of June 30, 2010, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009, except as noted below.

For the year ending December 31, 2010, the minimum funding requirement for our U.S. defined benefit pension plans is approximately $48 million, and in April 2010, we contributed $48 million to satisfy this funding requirement.  For the year ending December 31, 2010, the minimum funding requirement for our non-U.S. defined benefit plans is approximately $39 million.

As of June 30, 2010, the total liability for unrecognized tax benefit related to uncertain tax positions was $666 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.19, using an exchange rate of USD 1.00 to CHF 1.08 as of the close of trading on June 30, 2010.  We expect the cash distribution to be calculated and paid in four quarterly installments, following registration with the commercial register of the Canton of Zug.  We expect to pay the four installments within the next 12 months, although due to the uncertainty regarding the extended review by the Swiss authorities, we are unable to estimate, with certainty, the timing of each installment.  At June 30, 2010, the carrying amount of the unpaid distribution payable was $1.0 billion.  See “—Distribution.”

Commercial commitments—As of June 30, 2010, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2009.

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

Contingencies

Macondo well incident

On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  Eleven persons have been declared dead and others were injured as a result of the incident.  At the time of the explosion, Deepwater Horizon was located approximately 41 miles off the coast of Louisiana in Mississippi Canyon Block 252 and was contracted to BP America Production Co. (“BP”).

The rig has been declared a total loss.  Although the rig was operating under a contract, which was to extend through September 2013, the total loss of the rig resulted in an automatic termination of the agreement.  The backlog associated with the Deepwater Horizon drilling contract was approximately $590 million.  As we continue to investigate the cause or causes of the incident, we are evaluating its consequences, which could ultimately have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Litigation—As of August 2, 2010, 249 legal actions or claims have been filed against Transocean entities, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—Since April 2010, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in 12 complaints that were filed in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP p.l.c., MI-SWACO and Weatherford Ltd. have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—Since April 2010, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in 60 individual complaints as well as 160 putative class-action complaints filed in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Colorado and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the Oil Pollution Act of 1990 (“OPA”) and state OPA analogues.  See “—Environmental matters.”  One complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.   See “—Contractual indemnity.”

Federal securities claims—Since April 2010, three federal securities law class actions have been filed naming us and certain of our officers and directors as defendants, two of which were filed in the United States District Court, Southern District of New York, and one of which was filed in the United States District Court, Eastern District of Louisiana.  These actions generally allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with the Macondo well incident.  The plaintiffs are generally seeking awards of unspecified economic damages, including damages resulting from the recent decline in our stock price.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed naming us as a nominal defendant and certain of our officers and directors as defendants in the District Courts of the State of Texas.  The first case generally alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident and the other generally alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking, on behalf of Transocean, restitution and disgorgement of all profits, benefits and other compensation from the defendants.

Environmental matters—Environmental claims under two different schemes, statutory and common law, and in two different regimes, federal and state, have been asserted against us.  See “—Litigation—Economic loss.”  Liability under many statutes is imposed without fault, but such statutes often allow the amount of damages to be limited.  In contrast, common law liability requires proof of fault and causation but generally has no readily defined limitation on damages, other than the type of damages that may be redressed.  We have described below certain significant applicable environmental statutes and matters relating to the Macondo well incident.  As described below, we believe that we have limited statutory environmental liability, and we are entitled to contractual defense and indemnity for all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See”—Contractual indemnity.”

Oil Pollution Act—OPA imposes strict liability on responsible parties of vessels or facilities from which oil is discharged into or upon navigable waters or adjoining shore lines.  OPA defines the responsible parties with respect to the source of discharge.  We believe that the owner or operator of a mobile offshore drilling unit (“MODU”), such as Deepwater Horizon, is only a responsible party with respect to discharges from the vessel that occur on or above the surface of the water.  As the responsible party for Deepwater Horizon, we believe we are responsible only for the discharges of oil emanating from the rig.  Therefore, we believe we are not responsible for the discharged hydrocarbons from the Macondo well.

Responsible parties for discharges are liable for: (1) removal and cleanup costs, (2) damages that result from the discharge, including natural resources damages, generally up to a statutorily defined limit, (3) reimbursement for government efforts and (4) certain other specified damages.  For responsible parties of MODUs, the limitation on liability is determined based on the gross tonnage of the vessel.  The statutory limits are not applicable, however, if the discharge is the result of gross negligence, willful misconduct, or violation of federal construction or permitting regulations by the responsible party or a party in a contractual relationship with the responsible party.

Other federal statutes—Several of the claimants have made assertions under other statutes, including the Clean Water Act, the Endangered Species Act, the Migratory Bird Treaty Act and the Clean Air Act.

State environmental laws—As of July 27, 2010, claims have been asserted by private claimants under state environmental statutes in Florida, Louisiana and Mississippi.  As described below, the only claim currently asserted by a state government is pending in Louisiana.

In June 2010, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a consolidated compliance order and notice of potential penalty to us and certain of our subsidiaries asking us to eliminate and remediate discharges of oil and other pollutants into waters and property located in the State of Louisiana, and to submit a plan and report in response to the order.  We have requested that the LDEQ rescind the enforcement actions against us and our subsidiaries because the remediation actions that are the subject of such orders are actions that do not involve us or our subsidiaries, as we are not involved in the remediation or clean-up activities.  Alternatively, if the LDEQ will not rescind the enforcement actions altogether, we have requested the LDEQ to dismiss the enforcement actions against us and certain of our subsidiaries as these entities are not proper parties to the enforcement actions and were improperly served.  We have requested an administrative hearing on the charges alleged in these orders.

By letter dated May 5, 2010, the Attorneys General of the five Gulf Coast states of Alabama, Florida, Louisiana, Mississippi and Texas informed us that they intend to seek recovery of pollution clean up costs and related damages arising from the Macondo well incident.  In addition, by letter dated June 21, 2010, the Attorneys General of the 11 Atlantic Coast states of Connecticut, Delaware, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New York, North Carolina, Rhode Island and South Carolina informed us that their states have not sustained any damage from the Macondo well incident but they would like assurances that we will be responsible financially if damages are sustained.  We responded to each letter from the Attorneys General and indicated that we intend to fulfill our obligations as a responsible party for any discharge of oil from Deepwater Horizon on or above the surface of the water, and we assume that the operator will similarly fulfill its obligations under OPA for the ongoing discharge from the undersea well.

Wreck removal—We may be requested to remove the diesel fuel from the wreckage, if it is present, as well as various forms of debris from Deepwater Horizon.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our excess liability coverage.

Contractual indemnity—Under our drilling contract for Deepwater Horizon, the operator has agreed, among other things, to assume full responsibility for and defend, release and indemnify us from any loss, expense, claim, fine, penalty or liability for pollution or contamination, including control and removal thereof, arising out of or connected with operations under the contract other than for pollution or contamination originating on or above the surface of the water from fuels, lubricants, motor oils and hydrocarbons or other specified substances within our control and possession, as to which we agreed to assume responsibility and protect, release and indemnify the operator.  Although we do not believe it is applicable to the Macondo well incident, we also agreed to indemnify and defend the operator up to a limit of $15 million for claims for loss or damage to third parties arising from pollution caused by the rig while it is off the drilling location, while the rig is underway or during drive off or drift off of the rig from the drilling location.  The operator has also agreed, among other things, (1) to defend, release and indemnify us against loss or damage to the reservoir, and loss of property rights to oil, gas and minerals below the surface of the earth and (2) to defend, release and indemnify us and bear the cost of bringing the well under control in the event of a blowout or other loss of control.  We agreed to defend, release and indemnify the operator for personal injury and death of our employees, invitees and the employees of our subcontractors while the operator agreed to defend, release and indemnify us for personal injury and death of its employees, invitees and the employees of its other subcontractors (other than us).  We have also agreed to defend, release and indemnify the operator for damages to the rig and equipment (including salvage or removal costs).  We understand that indemnification agreements are generally in place between the operator and its other subcontractors for their personnel and property.

Given the potential amounts involved in connection with the Macondo well incident, the operator may seek to avoid its indemnification obligations.  In particular, the operator, in response to our request for indemnification, has generally reserved all of its rights and stated that it could not at this time conclude that it is obligated to indemnify us.  In doing so, the operator has asserted that the facts are not sufficiently developed to determine who is responsible and has cited a variety of possible legal theories based upon the contract and facts still to be developed.  We believe this reservation of rights is without justification and that the operator is required to honor its indemnification obligations contained in our contract and described above.

Insurance coverage—We expect certain costs resulting from the Macondo well incident to be recoverable under insurance policies as described below.

Hull and machinery coverage—Deepwater Horizon had an insured value of $560 million, and there is no deductible for the total loss of the unit.  During the six months ended June 30, 2010, we received $560 million of cash proceeds from insurance recoveries for the loss of the drilling unit.  For the three and six months ended June 30, 2010, we recognized a gain on the disposal of the rig in the amount of $267 million.  We also have coverage for costs incurred in our attempt to mitigate or minimize damage to Deepwater Horizon up to an amount equal to 25 percent of the rig’s insured value, or $140 million.  We also have coverage for wreck removal, which includes coverage for removal of diesel, for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our excess liability coverage described below, in the event wreck removal is required.  As Deepwater Horizon was a total loss, there was no deductible for any applicable costs incurred to mitigate damages or for wreck removal, provided the costs are within the limits mentioned above.

Excess liability coverage—We carry $950 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims and third-party non-crew claims, including wreck removal and pollution.  This $950 million excess liability limit is an annual aggregate limit covering the entire Transocean worldwide fleet, including Deepwater Horizon.  Prior to the April 20, 2010 Macondo well incident, there were no known incidents or occurrences that would have eroded the $950 million aggregate excess liability limit.  We generally retain the risk for any liability losses with respect to the Macondo well incident and any other incidents or occurrences in excess of $1.0 billion.  In the case of the Macondo well incident, we expect to pay $65 million in deductible costs prior to any insurance reimbursements from the excess liability insurance.  We expect liability costs from the Macondo well incident in excess of the $65 million deductible costs to be covered up to the $950 million excess liability limit.

In May 2010, we received notice from the operator under the drilling contract for Deepwater Horizon maintaining that it believes that it is entitled to additional insured status as provided for under the drilling contract.  In response, many of our insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010, seeking a judgment declaring that they have no, or limited, additional-insured obligation to the operator.  In the actions, our insurers maintain that, although the drilling contract requires additional insured protection for certain entities related to the operator, the protection is limited to the liabilities assumed by us under the terms of the drilling contract, which includes above land or water surface pollution emanating from substances in our possession, such as fuels, lubricants, motor oils, and bilge.  Our insurers maintain that, under the drilling contract, the operator accepted full responsibility and indemnified us for any pollution not assumed by us.  Further, our insurers contend that the liabilities the operator currently faces arise from pollution originating from the operator’s well, below the surface and not within the scope of the additional insured protection.

Specifically, our insurers seek declarations that: (1) the operator assumed full responsibility in the drilling contract for any and all liabilities arising out of or in any way related to the release of oil originating from its well; (2) the additional insured status in the drilling contract therefore does not extend to the pollution liabilities the operator has incurred and will incur with respect to oil originating from its well; (3) our insurers have no additional obligation to the operator under any of the policies for the pollution liabilities it has incurred and will incur with respect to the oil originating from its well; and (4) the operator is not entitled to coverage under any of the policies for pollution liabilities it has incurred and will incur with respect to the oil originating from its well.

Any such claim, if paid to the operator, could limit the amount of coverage otherwise available to us.  We can provide no assurances as to the estimated costs, insurance recoveries, or other actions that will result from this incident.  See “Part II. Other Information, Item 1A. Risk Factors.”

Other insurance—We also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

Limitation of liability action—At the instruction of our insurers and to preserve our insurance coverage, pursuant to the federal Limitation of a Shipowner’s Liability Act (the “Limitation Act”), we filed a complaint in the Houston Division of the Southern District of Texas on May 13, 2010 regarding the casualty of the Deepwater Horizon rig.  Under the Limitation Act, a vessel owner is generally liable only for the post-accident value of the vessel and cargo as long as the vessel owner can show that it had no knowledge of or privity of knowledge with entities that were negligent.  Claims limited under the Limitation Act include personal injury, wrongful death, and damage to property contained on the rig.  Statutory claims that may be asserted by the U.S. government or individuals under OPA, the Parks Systems Resource Protection Act, the National Marine Sanctuaries Act (the “NMSA”), the Rivers and Harbors Act or CERCLA and claims by the U.S. government for fines and penalties under the Clean Water Act, the NMSA, the Marine Mammal Protection Act, the Endangered Species Act, the Shipping Act, the Ports and Waterways Safety Act, the Act to Prevent Pollution from Ships, the Clean Air Act, the Resource Conservation and Recovery Act and the Outer Continental Shelf and Lands Act are not covered by the limitation proceeding.  In addition, a number of similar state statutory environmental claims are not covered by the limitation proceeding.

Pursuant to the Limitation Act, we are seeking an injunction staying certain lawsuits underway in jurisdictions other than the Southern District of Texas.  In addition, we are seeking to limit our liability for personal injury, wrongful death and damage to property contained on the rig to $26,764,083, the value of the rig and its freight, including the accounts receivable and accrued accounts receivable, as of April 28, 2010.  One objective of the filing is to consolidate lawsuits relating to the Deepwater Horizon casualty and to process these lawsuits and claims in an orderly fashion, before a single federal judge.  The filing also seeks to establish a single fund from which legitimate claims may be paid.

The presiding judge issued an order staying all pending applicable claims and directing claimants to file notice of their claims against us with the court no later than November 2010.  The order has been amended to address the exclusion of claims made under OPA.  Specifically, claims filed under OPA or state OPA analogue statutes enacted to impose liability for the discharge of oil or relating to any removal activities in connection with such a discharge are excluded from the limitation proceeding.  If a lawsuit is filed under OPA by another party held responsible for the accident, such as the operator, the action could potentially be included in the limitation proceeding.

We expect that the order will be modified in the future, as necessary and appropriate, based on the review and assessment of newly filed claims.

The U.S. House of Representatives has recently passed legislation to repeal retroactively the Limitation Act.  We can provide no assurance of the final form of such legislation, if enacted, or its anticipated impact on us.

Investigations—As a result of the Macondo well incident, the Department of Homeland Security and the Department of Interior have announced a joint investigation into the cause or causes of the incident and its effects.  The U.S. Coast Guard and the Bureau of Ocean Energy Management, Regulation, and Enforcement (the “BOE”), formerly the Minerals Management Service, share jurisdiction over the investigation into the incident.  In connection with the investigation, we have received a subpoena from the Office of Inspector General of the Department of Interior for certain information.  In addition, an investigation has been commenced by the Chemical Safety Board, and the President of the United States has established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling to, among other things, examine the relevant facts and circumstances concerning the cause or causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  Further, we have participated in hearings related to the incident before various committees and subcommittees of the House of Representatives and the Senate of the United States, and the DOJ has publicly announced that it has opened criminal and civil investigations of the Macondo well incident.  The DOJ announced that it is reviewing, among other traditional criminal statutes, The Clean Water Act, The Oil Pollution Act of 1990, The Migratory Bird Treaty Act of 1918 and Endangered Species Act of 1973.  We cannot predict the ultimate outcome of these investigations, the total costs to be incurred in completing the investigations, the potential impact on personnel and the effect of implementing measures that may result from these investigations or to what extent, if any, we could be subject to fines, sanctions or other penalties.

U.S. Department of Justice—On June 28, 2010, we received a letter from the DOJ asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  After preliminary discussions with the DOJ, we have voluntarily agreed to provide them with 30 days notice prior to repurchasing any additional shares under our share repurchase program and prior to making substantial cash payments out of our U.S. entities, other than in the ordinary course of business.  We expect to engage in further discussions with the DOJ in the future.

Drilling moratorium—On May 30, 2010, the BOE issued a notice to lessees and operators implementing a six-month moratorium on drilling activities with respect to new wells in water depths greater than 500 feet in the U.S. Gulf of Mexico.  The notice also stated that the BOE would not consider for the six-month moratorium period drilling permits for wells and related activities for those water depths.  In addition, the notice ordered the operators of 33 wells covered by the moratorium that were being drilled to halt drilling and take steps to secure the affected wells.  The notice provided for certain exceptions to the moratorium, including, among others, operations necessary to sustain reservoir pressure from production wells and workover operations.  Subsequently, on June 22, 2010, a United States District Court in the Eastern District of Louisiana granted a preliminary injunction that effectively lifted the moratorium.  The U.S. government appealed the decision to the Fifth Circuit, and the Fifth Circuit upheld the injunction.  On July 12, 2010, the U.S. Department of the Interior issued a revised moratorium that is scheduled to end on November 30, 2010 and that applies to deepwater drilling configurations and technologies rather then specific water depths.  See “Outlook—Drilling market.”

On June 8, 2010, the BOE issued a directive to lessees and operators implementing new governmental safety and environmental requirements applicable to both deepwater and shallow water operations.  Among other things, this directive requires each operator to conduct a specific review of its operations and to certify to the BOE that it is in compliance with the new requirements and current regulations.  This directive also requires operators to submit independent third-party reports on the design and operation of certain pieces of drilling equipment, including blowout preventers and other well control systems, and instructs operators to conduct tests on the functionality of various rig parts and to submit the results of those tests to the BOE.  With respect to operations subject to the moratorium, the reports and certifications are required to be provided to the BOE prior to commencement of operations following expiration of the moratorium.  We are not certain what requirements these new regulations will impose on us or how our operations will ultimately be impacted.

Insurance matters

Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies.  We periodically evaluate our insurance limits and self-insured retentions.  Although our existing insurance policies were scheduled to expire May 1, 2010, we negotiated with our underwriters a one-month extension on some of our insurance policies as we assessed the incident involving the loss of the Ultra-Deepwater Floater Deepwater Horizon.  As a result, our current insurance program consists of insurance policies primarily with 12-month and 11-month policy periods beginning on May 1, 2010 and June 1, 2010, respectively.

Hull and machinery—We completed the renewal of our hull and machinery insurance coverage, effective June 1, 2010, with updated rig insured values, primarily based on fair market value appraisals, and with similar terms as previous policies.  Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $250 million per policy period.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have additional coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our remaining excess liability coverage.  The above shared deductible is $0 in the event of a total loss or a constructive total loss of a drilling unit.

Excess liability coverage—We completed the renewal of our excess liability insurance coverage with some policies effective May 1, 2010 and others effective June 1, 2010.  These policies were renewed with substantially the same terms and conditions except for additional provisions to address the Macondo well incident.  We renewed $950 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on crew personal injury liability and on collision liability claims and (2) a separate $5 million per occurrence deductible on other third-party non-crew claims.  These types of excess liability coverages are subject to an additional aggregate self-insured retention of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the $50 million is exhausted.  We generally retain the risk for any liability losses in excess of $1.0 billion.

Other insurance—We also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

We have elected to self-insure operators extra expense coverage for ADTI and CMI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of a contractually agreed amount, generally $50 million.

We generally do not have commercial market insurance coverage for physical damage losses, including liability for wreck removal expenses, to our fleet caused by named windstorms in the U.S. Gulf of Mexico and war perils worldwide.  Except with respect to Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2, we generally do not carry insurance for loss of revenue unless contractually required.

See Notes to Condensed Consolidated Financial Statements Note 12—Contingencies—Retained risk “—Macondo well incident” and “Part II.  Other Information, Item 1A.  Risk Factors.”

Tax matters

We are a Swiss corporation and we operate through our various subsidiaries in a number of countries throughout the world.  Our tax provision is based upon and subject to changes in the tax laws, regulations and treaties in effect in and between the countries in which our operations are conducted and income is earned.  Our effective tax rate for financial reporting purposes fluctuates from year to year considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  A change in the tax laws, treaties or regulations in any of the countries in which we operate, or in which we are incorporated or resident, could result in a higher or lower effective tax rate on our worldwide earnings and, as a result, could have a material effect on our financial results.

The Senate Finance Committee and the Senate Permanent Subcommittee on Investigations have launched separate investigations into our tax practices, specifically including but not limited to the U.S. tax implications of our change of jurisdiction of incorporation to the Cayman Islands in 1999 and to Switzerland in 2008.  We are cooperating with the committees and responding to their inquiries.  We cannot predict the outcome of these investigations.

With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, reducing the total proposed adjustment to approximately $79 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  If the authorities were to continue to pursue this transfer pricing position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities and we expect the matter to proceed to litigation.

The U.S. tax authorities’ original assessment against our 2004 and 2005 activities also asserted that one of our key subsidiaries maintains a permanent establishment in the U.S. and is, therefore, subject to U.S. taxation on certain earnings effectively connected to such U.S. business.  In November 2009, we were notified that this position was withdrawn by the U.S. tax authorities.  If the authorities were to pursue this permanent establishment position with respect to years following 2005 and were successful in such assertion, our effective tax rate on worldwide earnings with respect to those years could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our returns are materially correct as filed, and we intend to continue to vigorously defend against any such claim.

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, exclusive of interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2007 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

In addition, the assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions ultimately resulted in the disposition of our interests in our former subsidiary TODCO in 2004 and 2005.  The authorities are disputing the amount of capital losses resulting from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on the 2006, 2007, 2008 and 2009 tax returns.  The majority of the capital losses expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers into 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital gain for offset by the capital loss.  Claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $320 million.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

The assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $182 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments in the aggregate amount of approximately $92 million, exclusive of interest.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain of our former external advisors on these transactions.  The authorities issued tax assessments of approximately $241 million, plus interest, related to certain restructuring transactions, approximately $105 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $63 million, plus interest, related to a 2001 dividend payment, and approximately $6 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We may be required to provide some form of financial security, in an amount up to $898 million, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  We intend to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.

During the six months ended June 30, 2010, our long-term liability for unrecognized tax benefits related to these Norwegian tax issues decreased $12 million to $169 million due to the accrual of interest being offset by favorable exchange rate fluctuations.  An unfavorable outcome on the Norwegian civil tax matters could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $109 million, plus a 75 percent penalty of $82 million and interest of $102 million through June 30, 2010.  An unfavorable outcome on these assessments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

Regulatory matters

In June 2007, GlobalSantaFe’s management retained outside counsel to conduct an internal investigation of its Nigerian and West African operations, focusing on brokers who handled customs matters with respect to its affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws.  GlobalSantaFe commenced its investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s announced settlement implicating a third party handling customs matters in Nigeria.  In each case, the customs broker was reported to be Panalpina Inc., which GlobalSantaFe used to obtain temporary import permits for its rigs operating offshore Nigeria.  GlobalSantaFe voluntarily disclosed its internal investigation to the DOJ and the SEC and, at their request, expanded its investigation to include the activities of its customs brokers in certain other African countries.  The investigation is focusing on whether the brokers have fully complied with the requirements of their contracts, local laws and the FCPA and GlobalSantaFe’s possible involvement in any inappropriate or illegal conduct in connection with such brokers.  In late November 2007, GlobalSantaFe received a subpoena from the SEC for documents related to its investigation.  In addition, the SEC advised GlobalSantaFe that it had issued a formal order of investigation.  After the completion of the merger with GlobalSantaFe, outside counsel began formally reporting directly to the audit committee of our board of directors.  Our legal representatives are keeping the DOJ and SEC apprised of the scope and details of their investigation and producing relevant information in response to their requests.

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

We are continuing to cooperate with the DOJ, SEC and OFAC and are in discussions with the SEC and DOJ with respect to resolution of the matter.  There can be no assurance that these discussions will lead to a final settlement.  We may still continue to incur significant legal fees and related expenses, and the investigations may continue to involve significant management time.  We cannot predict the ultimate outcome of these investigations, the total costs to be incurred in completing the investigations, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.  In response to these investigations, we have implemented measures to strengthen and expand our compliance program and training.

For a description of regulatory and environmental matters relating to the Macondo well incident, please see “—Macondo well incident.”

Other matters

In addition, from time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  We recently received an administrative subpoena from OFAC concerning our operations in Myanmar.  We are cooperating with OFAC and believe that all of our operations fully comply with applicable laws.  Although we are unable to predict the outcome of any of these matters, we do not expect the liability, if any, resulting from these inquiries to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2009.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2010, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk, primarily associated with our long-term and short-term debt.  For our debt obligations, including obligations of our consolidated variable interest entities, as of June 30, 2010, the following table presents our scheduled debt maturities in U.S. dollars and related weighted-average stated interest rates for the twelve months ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	6/30/10
Total debt
Fixed rate	$1,561	$ 2,288	$ 2,289	$ 91	$ 320	$ 3,909	$ 10,458	$9,547
Average interest rate	2.2%	1.6%	1.2%	3.6%	2.7%	6.9%	3.5%
Variable rate	$ 116	$ 26	$ 778	$ 29	$ 49	$ 263	$1,261	$1,201
Average interest rate	1.0%	1.4%	3.4%	1.4%	1.8%	2.0%	2.5%
__________________________
(a)	Expected maturity amounts are based on the face value of debt.

In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.625% Series A Convertible Senior Notes, 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2010, 2011 and 2012, respectively.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk, and the effect of our derivative instruments is included in the table above (see Notes to Condensed Consolidated Financial Statements—Note 10—Derivatives and Hedging).

At June 30, 2010, the face value of our variable-rate debt was approximately $1.3 billion, which represented 11 percent of the face value of our total debt, including the effect of our hedging activities.  At June 30, 2010, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  At December 31, 2009, the face value of our variable-rate debt was approximately $1.7 billion, which represented 14 percent of the face value of our total debt, including the effect of our hedging activities.  At December 31, 2009, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of notes issued under our commercial paper program and borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  Based upon variable-rate debt amounts outstanding as of June 30, 2010 and December 31, 2009, a one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $13 million and $17 million, respectively.

The fair value of our debt was $10.7 billion and $12.4 billion at June 30, 2010 and December 31, 2009, respectively.  The $1.7 billion decrease was primarily due to our repayment of debt during the six months ended June 30, 2010 and changes in market rates for corporate bonds.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon our cash investments as of June 30, 2010 and December 31, 2009, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $29 million and $11 million, respectively.

Foreign Exchange Risk

We are exposed to foreign exchange risk associated with our international operations.  For a discussion of our foreign exchange risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to these previously reported matters during the six months ended June 30, 2010.

Item 4.              Controls and Procedures

Disclosure controls and procedures—In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Other matters—In April 2010, we implemented a new global Enterprise Resource Planning (“ERP”) system, a fully integrated software environment, designed to optimize and standardize processes in treasury, accounting, supply chain management, asset management and information technology.  Although we are updating our internal controls that have been affected by the ERP implementation, we do not believe that the ERP implementation has had an adverse effect on our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.              Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 12—Contingencies and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident.”  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 6—Income Taxes.  As of June 30, 2010, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.                      Risk Factors

In addition to the risk factors set forth below and the other information set forth in this quarterly report on Form 10-Q, careful consideration should be given to factors described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 that could materially affect our business, financial condition or future results.

The Macondo well incident could result in increased expenses and decreased revenues, which could ultimately have a material adverse effect on us.

Numerous lawsuits have been filed against us and unaffiliated defendants related to the Macondo well incident, and we expect additional lawsuits to be filed.  We may be subject to claims alleging that we are jointly and severally liable, along with BP and others, for damages arising from the Macondo well incident.  We expect to incur significant legal fees and costs in responding to these matters.  We may also be subject to governmental fines or penalties.  Although we have excess liability insurance coverage, our personal injury and other third party liability insurance coverage is subject to deductibles and overall aggregate policy limits.  In addition, we have also been placed on notice by the operator that it intends to make a claim on our excess liability coverage.  Such a claim, if paid, could limit the amount of coverage otherwise available to us.  There can be no assurance that our insurance will ultimately be adequate to cover all of our potential liabilities in connection with these matters.  For a discussion of the potential impact of the failure of the Macondo well operator to honor its indemnification obligations to us, see “We could experience a material adverse effect on our consolidated statement of financial position, results of operations and cash flows to the extent any of the operator’s indemnification obligations to us are not enforceable or the operator does not indemnify us” below.  If we ultimately incur substantial liabilities in connection with these matters with respect to which we are neither insured nor indemnified, those liabilities could have a material adverse effect on us.

As a result of the incident, our business will be negatively impacted by the loss of revenue from the rig.  The backlog associated with the Deepwater Horizon drilling contract was approximately $590 million through the end of the contract term in 2013.  We do not carry insurance for loss of revenue.  In addition, we expect an increase of approximately $180 million in operating and maintenance expenses in 2010 comprised primarily of approximately $70 million of insurance deductibles, approximately $30 million of higher insurance premiums, approximately $36 million of additional legal expenses related to lawsuits and investigations, net of insurance recoveries, and approximately $44 million of additional costs primarily related to our internal investigation of the Macondo well incident, including consultant costs, travel costs and other miscellaneous costs.  The uncertainties and contingencies resulting from the incident could also result in a reduction of our credit ratings by the rating agencies, or have a material adverse effect on our ability to access the debt and equity markets, either of which could ultimately have an adverse impact on our liquidity in the future.

Our relationship with BP p.l.c. and its affiliates (collectively, “BP”), one of which was the operator on the Macondo well, could also be negatively impacted by the Macondo well incident.  For 2009, BP was our most significant customer.  As of July 15, 2010, the contract backlog associated with our contracts with BP and its affiliates was $3.4 billion.

Our business may also be adversely impacted by any negative publicity relating to the incident and us, any negative perceptions about us by customers, the skilled personnel that we require to support our operations or others, any further increases in premiums for insurance or difficulty in obtaining coverage and the diversion of management’s attention from our other operations to focus on matters relating to the incident.  Ultimately, these factors could have a material adverse effect on our statement of financial position, results of operations or cash flows.

We could experience a material adverse effect on our consolidated statement of financial position, results of operations and cash flows to the extent any of the operator’s indemnification obligations to us are not enforceable or the operator does not indemnify us.

The combined response team was unable to stem the flow of hydrocarbons from the well prior to the sinking of the rig.  The resulting spill of hydrocarbons has been the most extensive in U.S. history.  According to its public filings, as of June 30, 2010, the operator had already recognized a pre-tax charge of $32.2 billion in relation to the spill, and we expect the operator will continue to incur substantial costs related to the spill for the foreseeable future.  As described under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident—Contractual indemnity,” under the drilling contract for Deepwater Horizon, the operator of Deepwater Horizon has agreed to indemnify us with respect to certain matters, and we have agreed to indemnify the operator with respect to certain matters.  We could ultimately experience a material adverse effect on our consolidated statement of financial position, results of operations and cash flows to the extent that BP does not honor its indemnification obligations, including by reason of financial or legal restrictions, or our insurance policies do not fully cover these amounts.  In response to our demand to BP to honor its indemnity obligations, BP’s outside counsel has stated that BP could not yet determine that it was obligated to defend or indemnify us under the contract and that BP has reserved its rights in that regard.  The letter also claims that the operator may not be obligated to defend or indemnify us based on various arguments, including alleged breach of contract and gross negligence or other factors, such as in the event our actions materially increased the risks to, or prejudiced the rights of, BP.  The interpretation and enforceability of this contractual indemnity depends upon the specific facts and circumstances involved in this case, as governed by applicable laws.  The question may ultimately need to be decided by a court or other proceeding which will need to consider the specific contract language, the facts and applicable laws.

The moratorium on drilling operations in the U.S Gulf of Mexico and potential new related regulations could materially and adversely affect our business.

The U.S. government has implemented a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico.  Some operators have claimed that the moratorium is a force majeure event under their drilling contracts that allow them to terminate these contracts.  We do not believe that a force majeure event exists and are in discussions with our customers.  In some instances, we have negotiated special lower standby dayrates with our customers for rigs in the U.S. Gulf of Mexico for the period in which the moratorium is in effect but have also agreed to extend the terms of these contracts.  The moratorium may result in a number of rigs being moved, or becoming available for movement to locations outside of the U.S. Gulf of Mexico, which could potentially reduce dayrates worldwide and negatively affect our ability to contract our rigs that are currently uncontracted or coming off contract.  The moratorium may also decrease the demand for drilling services and negatively affect dayrates, which could ultimately have a material adverse affect on our revenue and profitability.  There can be no assurance that the moratorium will not be extended beyond the current time period.

Following the issuance of the moratorium, new governmental safety and environmental requirements applicable to both deepwater and shallow water operations have been adopted.  The new safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico that the U.S. government has already issued, and any further new guidelines or regulations the U.S. government may issue or any other steps the U.S. government may take, could disrupt or delay operations, increase the cost of operations or reduce the area of operations for drilling rigs in U.S. offshore areas.  Other governments could adopt similar moratoria and take similar actions relating to implementing new safety and environmental regulations.  Additional governmental regulations and requirements concerning licensing, taxation, equipment specifications and training requirements could increase the costs of our operations, increase certification and permitting requirements, increase review periods and impose increased liability on offshore operations.  Legislation pending before the U.S. Congress would impose some of these regulations and requirements.  Additionally, increased costs for our customers’ operations in the U.S. Gulf of Mexico, along with permitting delays, could affect the economics of currently planned exploration and development activity in the area and reduce demand for our services, which could ultimately have a material adverse affect on our revenue and profitability.

Many investigations are ongoing in connection with the Macondo well incident, the outcome of which is unknown and could have a material adverse effect on us.

The Departments of Homeland Security and Interior have begun a joint investigation into the cause or causes of the Macondo well incident.  The U.S. Coast Guard and the Bureau of Ocean Energy Management, Regulation, and Enforcement share jurisdiction over the investigation into the incident. In connection with the investigation, we have received a subpoena from the Office of Inspector General of the Department of Interior for certain information.  In addition, an investigation has been commenced by the Chemical Safety Board, and the President of the United States has established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling to, among other things, examine the relevant facts and circumstances concerning the cause or causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  In addition, we have participated in hearings related to the incident before various committees and subcommittees of the House of Representatives and the Senate of the United States.  These hearings may result in changes in laws and regulations, such as the Consolidated Land, Energy, and Aquatic Resources Act of 2010 recently passed by the House of Representatives, that may have a material adverse effect on the level of liability that we expect in connection with the Macondo well incident.

On June 28, 2010, we received a letter from the DOJ asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  After preliminary discussions with the DOJ, we have voluntarily agreed to provide them with 30 days notice prior to repurchasing any additional shares under our share repurchase program and prior to making substantial cash payments out of our U.S. entities, other than in the ordinary course of business.  We expect to engage in further discussions with the DOJ in the future.

We have significant carrying amounts of goodwill and long-lived assets that are subject to impairment testing.

At June 30, 2010, the carrying amount of our property and equipment was $22.5 billion, representing 60 percent of our total assets, and the carrying amount of our goodwill was $8.1 billion, representing 22 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill when events and circumstances indicate that the fair value of a reporting unit may have fallen below its carrying amount.

Our industry has historically been cyclical and is impacted by oil and gas price levels and volatility.  There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.  We have previously experienced weakness in our Midwater Floater, High Specification Jackup and Standard Jackup markets.  Additionally, uncertainties have recently developed, particularly with regard to our High-Specification Floater fleet, as a result of the drilling moratorium in the U.S. Gulf of Mexico.  We have idled and stacked rigs in several classes of our fleet, and may in the future, idle or stack additional rigs or enter into lower dayrate contracts in response to market conditions.

During prior periods of high utilization and dayrates, industry participants have increased the supply of rigs by ordering the construction of new units.  This has typically resulted in an oversupply of drilling units and has caused a subsequent decline in utilization and dayrates, sometimes for extended periods of time.  There are numerous high specification rigs and jackups under contract for construction.  The entry into service of these new units will increase supply and could curtail a strengthening or trigger a reduction in dayrates as these rigs are absorbed into the active fleet.  Any further increase in construction of new drilling units would likely exacerbate the negative impact on utilization and dayrates.  Lower utilization and dayrates could adversely affect our revenues and profitability.  Prolonged periods of low utilization and dayrates could also result in the recognition of impairment charges on certain classes of our drilling rigs or our goodwill balance if future cash flow estimates, based upon information available to management at the time, indicate that the carrying values of these rigs, goodwill or other intangible assets may not be recoverable.

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

Our company has come under investigation by two U.S. congressional committees, the Senate Finance Committee and the Senate Permanent Subcommittee on Investigations.  These committees have launched separate investigations into our tax practices, specifically including but not limited to the U.S. tax implications of our change of jurisdiction of incorporation to the Cayman Islands in 1999 and to Switzerland in 2008.  We are cooperating with the committees and responding to their inquiries.  The outcome of the investigations is uncertain.  A resulting material change in tax laws or policies, or their interpretation, could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results.

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

Our company has come under investigation by two U.S. congressional committees, the Senate Finance Committee and the Senate Permanent Subcommittee on Investigations.  These committees have launched separate investigations into our tax practices, specifically including but not limited to the U.S. tax implications of our change of jurisdiction of incorporation to the Cayman Islands in 1999 and to Switzerland in 2008.  We are cooperating with the committees and responding to their inquiries.  The outcome of the investigations is uncertain.  A resulting material change in tax laws or policies, or their interpretation, or a successful challenge to our operating structure, could result in a substantially higher effective tax rate on our worldwide earnings and such change could be significant to our financial results.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2010	1,369,233	$87.60	1,369,000	$3,020
May 2010	778,198	$77.08	777,267	$2,960
June 2010	173	$47.70	—	$2,960
Total	2,147,604	$83.78	2,146,267	$2,960
__________________________
(1)
Total number of shares purchased in the second quarter of 2010 includes 1,337 shares withheld by us in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan and 2,146,267 shares repurchased under the share repurchase program described in (2) below.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion (which is equivalent to approximately U.S. $3.2 billion at an exchange rate as of the close of trading on June 30, 2010 of USD 1.00 to CHF 1.08).  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through June 30, 2010, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  We have agreed not to repurchase any additional shares under our share repurchase program without 30 days notice to the DOJ.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Liquidity—Overview.”

Item 6.              Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

†	3.1	Articles of Association of Transocean Ltd.
† *	10.1	Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to the Deepwater Horizon, as amended
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	101.ins	XBRL Instance Document
†	101.sch	XBRL Taxonomy Extension Schema
†	101.cal	XBRL Taxonomy Extension Calculation Linkbase
†	101.def	XBRL Taxonomy Extension Definition Linkbase
†	101.lab	XBRL Taxonomy Extension Label Linkbase
†	101.pre	XBRL Taxonomy Extension Presentation Linkbase
____________________
†	Filed herewith.
*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2010.

TRANSOCEAN LTD.

By:   /s/ Ricardo H. Rosa
Ricardo H. Rosa
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ John H. Briscoe
John H. Briscoe
Vice President and Controller
(Principal Accounting Officer)