Form 10-K
period 2010-12-31
Transocean Ltd.
filed 2011-02-28
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K
(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.
______________________________

Commission file number 000-53533

TRANSOCEAN LTD.
(Exact name of registrant as specified in its charter)

Zug, Switzerland	98-0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Chemin de Blandonnet 10 Vernier, Switzerland	1214
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +41 (22) 930-9000
Securities registered pursuant to Section 12(b) of the Act:
Title of class	Exchange on which registered
Shares, par value CHF 15.00 per share	New York Stock Exchange SIX Swiss Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________

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

As of June 30, 2010, 318,916,207 shares were outstanding and the aggregate market value of shares held by non-affiliates was approximately $14.8 billion (based on the reported closing market price of the shares of Transocean Ltd. on such date of $46.33 and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 15, 2011, 319,100,641 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010, for its 2011 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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
▪
the offshore drilling market, including the impact of the drilling moratorium and new regulations in the United States (“U.S.”) Gulf of Mexico, supply and demand, utilization rates, dayrates, customer drilling programs, commodity prices, stacking of rigs, reactivation of rigs, effects of new rigs on the market and effects of declines in commodity prices and the downturn in the global economy or market outlook for our various geographical operating sectors and classes of rigs,

▪
customer contracts, including contract backlog, force majeure provisions, contract commencements, contract extensions, contract terminations, contract option exercises, contract revenues, contract awards and rig mobilizations,

▪
newbuild, upgrade, shipyard and other capital projects, including completion, delivery and commencement of operation dates, expected downtime and lost revenue, the level of expected capital expenditures and the timing and cost of completion of capital projects,

▪	liquidity and adequacy of cash flow for our obligations, including our ability and the expected timing to access certain investments in highly liquid instruments,
▪	our results of operations and cash flow from operations, including revenues and expenses,
▪	uses of excess cash, including the payment of dividends and other distributions and debt retirement,
▪	the cost and timing of acquisitions and the proceeds and timing of dispositions,
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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	debt levels, including impacts of the financial and economic downturn,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors,”
▪	the adequacy of and access to sources of liquidity,
▪	our inability to obtain contracts for our rigs that do not have contracts,
▪	our inability to renew contracts at comparable dayrates,
▪	the cancellation of contracts currently included in our reported contract backlog,
▪	increased political and civil unrest,
▪	the effect and results of litigation, tax audits and contingencies, and
▪	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Overview

Transocean Ltd. (together with its subsidiaries and predecessors unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 10, 2011, we owned, had partial ownership interests in or operated 138 mobile offshore drilling units.  As of this date, our fleet consisted of 47 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 54 Standard Jackups and three Other Rigs.  In addition, we had one Ultra-Deepwater Floater and three High-Specification Jackups under construction.

We believe our mobile offshore drilling fleet is one of the most modern and versatile fleets in the world.  Our primary business is to contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  We also provide oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services, and we participate in oil and gas exploration and production activities.

Transocean Ltd. is a Swiss corporation with principal executive offices located at Chemin de Blandonnet 10, 1214 Vernier, Switzerland.  Our telephone number at that address is +41 22 930-9000.  Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “RIG,” and effective April 20, 2010, our shares were listed and began trading on the SIX Swiss Exchange under the symbol “RIGN.”  For information about the revenues, operating income, assets and other information related to our business, our segments and the geographic areas in which we operate, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements—Note 22—Segments, Geographical Analysis and Major Customers.

Background

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

We categorize our fleet as follows: (1) “High-Specification Floaters,” consisting of our “Ultra-Deepwater Floaters,” “Deepwater Floaters” and “Harsh Environment Floaters,” (2) “Midwater Floaters,” (3) “High-Specification Jackups,” (4) “Standard Jackups” and (5) “Other Rigs.”  As of February 10, 2011, our fleet of 138 rigs, excluding rigs under construction, included:

▪	47 High-Specification Floaters, which are comprised of:
▪	26 Ultra-Deepwater Floaters;
▪	16 Deepwater Floaters; and
▪	five Harsh Environment Floaters;
▪	25 Midwater Floaters;
▪	Nine High-Specification Jackups;
▪	54 Standard Jackups; and
▪	three Other Rigs, which are comprised of:
▪	two barge drilling rigs; and
▪	one coring drillship.

As of February 10, 2011, our fleet was located in the Far East (29 units), Middle East (17 units), West African countries other than Nigeria and Angola (16 units), United States (“U.S.”) Gulf of Mexico (14 units), U.K. North Sea (13 units), India (11 units), Brazil (10 units), Nigeria (seven units), Norway (five units), Angola (five units), the Mediterranean (three units), the Netherlands (three units), Australia (three units) and Canada (two units).

High-Specification Floaters are specialized offshore drilling units that we categorize into three sub-classifications based on their capabilities.  Ultra-Deepwater Floaters are equipped with high-pressure mud pumps and are capable of drilling in water depths of 7,500 feet or greater.  Deepwater Floaters are generally those other semisubmersible rigs and drillships capable of drilling in water depths between 7,200 and 4,500 feet.  Harsh Environment Floaters are capable of drilling in harsh environments in water depths between 5,000 and 1,500 feet and have greater displacement, which offers larger variable load capacity, more useable deck space and better motion characteristics.  Midwater Floaters are generally comprised of those non-high-specification semisubmersibles that have a water depth capacity of less than 4,500 feet.  High-Specification Jackups consist of our harsh environment and high-performance jackups, and Standard Jackups consist of our remaining jackup fleet.  Other Rigs consist of rigs that are of a different type or use than those mentioned above.

Drillships are generally self-propelled vessels, shaped like conventional ships, and are the most mobile of the major rig types.  All of our high-specification drillships are dynamically positioned, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems.  Drillships typically have greater load capacity than early generation semisubmersible rigs.  This enables them to carry more supplies on board, which often makes them better suited for drilling in remote locations where resupply is more difficult.  However, drillships are generally limited to operations in calmer water conditions than those in which semisubmersibles can operate.  Ten out of 12 of our existing Enhanced Enterprise-class and Enterprise-class drillships are, and our additional newbuild drillship under construction will be, equipped with our patented dual-activity technology.  Dual-activity technology employs structures, equipment and techniques using two drilling stations within a single derrick to perform drilling tasks.  Dual-activity technology allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner and reduces critical path activity, improving efficiency in both exploration and development drilling.

Semisubmersibles are floating vessels that can be submerged by means of a water ballast system such that the lower hulls are below the water surface during drilling operations.  These rigs are capable of maintaining their position over a well through the use of an anchoring system or a computer-controlled dynamic positioning thruster system.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units are self-propelled and move between locations under their own power when afloat on pontoons.  Typically, semisubmersibles are better suited than drillships for operations in rougher water conditions.  Our three Express-class semisubmersibles are designed for mild environments and are equipped with the unique tri-act derrick, which was designed to reduce overall well construction costs.  The tri-act derrick allows offline tubular and riser handling operations to occur at two sides of the derrick while the center portion of the derrick is being used for normal drilling operations through the rotary table.  Our three Development Driller-class semisubmersibles are equipped with our patented dual-activity technology.

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

We classify certain of our jackup rigs as High-Specification Jackups.  These rigs have greater operational capabilities than Standard Jackups and are able to operate in harsh environments, and have higher capacity derricks, drawworks, mud systems and storage.  Typically, High-Specification Jackups also have deeper water depth capacity than Standard Jackups.

Depending on market conditions, we may idle or stack non-contracted rigs.  An idle rig is between contracts, readily available for operations, and operating costs are typically at or near normal levels.  A stacked rig is staffed by a reduced crew or has no crew and typically has reduced operating costs and is (a) preparing for an extended period of inactivity, (b) expected to continue to be inactive for an extended period, or (c) completing a period of extended inactivity.  Some idle rigs and all stacked rigs require additional costs to return to service.  The actual cost, which could fluctuate over time, depends upon various factors, including the availability and cost of shipyard facilities, cost of equipment and materials and the extent of repairs and maintenance that may ultimately be required.  Under certain circumstances, the cost could be significant.  We consider these factors, together with market conditions, length of contract and dayrate and other contract terms, when deciding whether to return a stacked rig to service.  We may consider marketing stacked rigs as accommodation units or for other alternative uses, from time to time, until drilling activity increases and we obtain drilling contracts for these units.

As of February 10, 2011, we owned all of the drilling rigs in our fleet noted in the tables below, except for the following: (1) those specifically described as being owned through our interests in joint venture companies, (2) GSF Jack Ryan, which is subject to a fully defeased capital lease through November 2020 and (3) Petrobras 10000, which is subject to a capital lease through August 2029.

In the tables presented below, the location of each rig indicates the current drilling location for operating rigs or the next operating location for rigs in shipyards with a follow-on contract, unless otherwise noted.  In addition to the rigs presented below, we also own or operate three Other Rigs, including two drilling barges and a coring drillship.

Rigs Under Construction

The following table provides certain information regarding our four rigs under construction as of February 10, 2011:

			Water	Drilling
			depth	depth
		Expected	capacity	capacity	Contracted
Name	Type	completion	(in feet)	(in feet)	location
Ultra-Deepwater Floater (a)
Deepwater Champion	HSD	2Q 2011	12,000	40,000	To be advised

High-Specification Jackups
Transocean Honor	Jackup	4Q 2011	400	30,000	To be advised
High-Specification Jackup TBN1	Jackup	4Q 2012	350	35,000	To be advised
High-Specification Jackup TBN2	Jackup	4Q 2012	350	35,000	To be advised
______________________________
“HSD” means high-specification drillship.
(a)	Dynamically positioned and dual-activity.

Index

High-Specification Floaters

The following table provides certain information regarding our 47 High-Specification Floaters as of February 10, 2011:

		Year	Water	Drilling
		entered	depth	depth
		service/	capacity	capacity
Name	Type	upgraded (a)	(in feet)	(in feet)	Location
Ultra-Deepwater Floaters (26)
Discoverer Clear Leader (b) (c) (d)	HSD	2009	12,000	40,000	U.S. Gulf
Discoverer Americas (b) (c) (d)	HSD	2009	12,000	40,000	Egypt
Discoverer Inspiration (b) (c) (d)	HSD	2010	12,000	40,000	U.S. Gulf
Petrobras 10000 (b) (c) (d)	HSD	2009	12,000	37,500	Brazil
Dhirubhai Deepwater KG1 (b) (d) (e)	HSD	2009	12,000	35,000	India
Dhirubhai Deepwater KG2 (b) (d) (e)	HSD	2010	12,000	35,000	India
Discoverer India (b) (c) (d)	HSD	2010	10,000	40,000	India
Discoverer Deep Seas (b) (c) (d)	HSD	2001	10,000	35,000	U.S. Gulf
Discoverer Enterprise (b) (c) (d)	HSD	1999	10,000	35,000	U.S. Gulf
Discoverer Spirit (b) (c) (d)	HSD	2000	10,000	35,000	U.S. Gulf
GSF C.R. Luigs (b)	HSD	2000	10,000	35,000	U.S. Gulf
GSF Jack Ryan (b)	HSD	2000	10,000	35,000	Nigeria
Deepwater Discovery (b)	HSD	2000	10,000	30,000	Brazil
Deepwater Frontier (b)	HSD	1999	10,000	30,000	Timor-Leste
Deepwater Millennium (b)	HSD	1999	10,000	30,000	Ghana
Deepwater Pathfinder (b)	HSD	1998	10,000	30,000	U.S. Gulf
Deepwater Expedition (b)	HSD	1999	8,500	30,000	Malaysia
Cajun Express (b) (f)	HSS	2001	8,500	35,000	Brazil
Deepwater Nautilus (g)	HSS	2000	8,000	30,000	U.S. Gulf
GSF Explorer (b)	HSD	1972/1998	7,800	30,000	Indonesia
Discoverer Luanda (b) (c) (d) (h)	HSD	2010	7,500	40,000	Angola
GSF Development Driller I (b) (c)	HSS	2005	7,500	37,500	U.S. Gulf
GSF Development Driller II (b) (c)	HSS	2005	7,500	37,500	U.S. Gulf
Development Driller III (b) (c) (d)	HSS	2009	7,500	37,500	U.S. Gulf
Sedco Energy (b) (f)	HSS	2001	7,500	35,000	Nigeria
Sedco Express (b) (f)	HSS	2001	7,500	35,000	Israel
Deepwater Floaters (16)
Deepwater Navigator (b)	HSD	1971/2000	7,200	25,000	Brazil
Discoverer 534 (b)	HSD	1975/1991	7,000	25,000	Idle
Discoverer Seven Seas (b)	HSD	1976/1997	7,000	25,000	India
Transocean Marianas (g)	HSS	1979/1998	7,000	25,000	Nigeria
Sedco 702 (b)	HSS	1973/2007	6,500	25,000	Nigeria
Sedco 706 (b)	HSS	1976/2008	6,500	25,000	Brazil
Sedco 707 (b)	HSS	1976/1997	6,500	25,000	Brazil
GSF Celtic Sea (g)	HSS	1982/1998	5,750	25,000	Angola
Jack Bates (g)	HSS	1986/1997	5,400	30,000	Australia
M.G. Hulme, Jr. (g)	HSS	1983/1996	5,000	25,000	Idle
Sedco 709 (b)	HSS	1977/1999	5,000	25,000	Stacked
Transocean Richardson (g)	HSS	1988	5,000	25,000	Angola
Jim Cunningham (g)	HSS	1982/1995	4,600	25,000	Stacked
Sedco 710 (b)	HSS	1983/2001	4,500	25,000	Brazil
Sovereign Explorer (g)	HSS	1984	4,500	25,000	Stacked
Transocean Rather (g)	HSS	1988	4,500	25,000	Angola
Harsh Environment Floaters (5) (g)
Henry Goodrich	HSS	1985/2007	5,000	30,000	Canada
Transocean Leader	HSS	1987/1997	4,500	25,000	Norwegian N. Sea
Paul B. Loyd, Jr.	HSS	1990	2,000	25,000	U.K. N. Sea
Transocean Arctic	HSS	1986	1,650	25,000	Norwegian N. Sea
Polar Pioneer	HSS	1985	1,500	25,000	Norwegian N. Sea
______________________________
“HSD” means high-specification drillship.
“HSS” means high-specification semisubmersible.
(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)	Dynamically positioned.
(c)	Dual-activity.
(d)	Enhanced Enterprise-class or Enterprise-class rig.
(e)	Owned through our 50 percent interst in Transocean Pacific Drilling Inc. and pledged as collateral for debt of the joint venture company.
(f)	Express-class rig.
(g)	Moored floaters.
(h)	Owned through our 65 percent interest in Angola Deepwater Drilling Company Limited and pledged as collateral for the debt of the joint venture company.

Index

Midwater Floaters

The following table provides certain information regarding our 25 Midwater Floaters as of February 10, 2011:

		Year	Water	Drilling
		entered	depth	depth
		service/	capacity	capacity
Name	Type	upgraded (a)	(in feet)	(in feet)	Location
Sedco 700	OS	1973/1997	3,600	25,000	Stacked
Transocean Amirante	OS	1978/1997	3,500	25,000	U.S. Gulf
Transocean Legend	OS	1983	3,500	25,000	Australia
GSF Arctic I	OS	1983/1996	3,400	25,000	Brazil
C. Kirk Rhein, Jr.	OS	1976/1997	3,300	25,000	Stacked
Transocean Driller	OS	1991	3,000	25,000	Brazil
GSF Rig 135	OS	1983	2,800	25,000	Idle
Falcon 100	OS	1974/1999	2,400	25,000	Brazil
GSF Rig 140	OS	1983	2,400	25,000	Equatorial Guinea
GSF Aleutian Key	OS	1976/2001	2,300	25,000	Stacked
Sedco 703	OS	1973/1995	2,000	25,000	Stacked
GSF Arctic III	OS	1984	1,800	25,000	U.K. N. Sea
Sedco 711	OS	1982	1,800	25,000	U.K. N. Sea
Transocean John Shaw	OS	1982	1,800	25,000	U.K. N. Sea
Sedco 712	OS	1983	1,600	25,000	Stacked
Sedco 714	OS	1983/1997	1,600	25,000	U.K. N. Sea
Actinia	OS	1982	1,500	25,000	Idle
GSF Grand Banks	OS	1984	1,500	25,000	Canada
Sedco 601	OS	1983	1,500	25,000	Malaysia
Sedneth 701	OS	1972/1993	1,500	25,000	Idle
Transocean Prospect	OS	1983/1992	1,500	25,000	U.K. N. Sea
Transocean Searcher	OS	1983/1988	1,500	25,000	Norwegian N. Sea
Transocean Winner	OS	1983	1,500	25,000	Norwegian N. Sea
J. W. McLean	OS	1974/1996	1,250	25,000	U.K. N. Sea
Sedco 704	OS	1974/1993	1,000	25,000	U.K. N. Sea
______________________________
“OS” means other semisubmersible.
(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.

High-Specification Jackups

The following table provides certain information regarding our nine High-Specification Jackups as of February 10, 2011:

	Year	Water	Drilling
	entered	depth	depth
	service/	capacity	capacity
Name	upgraded (a)	(in feet)	(in feet)	Location
GSF Constellation I	2003	400	30,000	Gabon
GSF Constellation II	2004	400	30,000	Egypt
GSF Galaxy I	1991/2001	400	30,000	Stacked
GSF Galaxy II	1998	400	30,000	U.K. N. Sea
GSF Galaxy III	1999	400	30,000	U.K. N. Sea
GSF Baltic	1983	375	25,000	Nigeria
GSF Magellan	1992	350	30,000	Stacked
GSF Monarch	1986	350	30,000	Idle
GSF Monitor	1989	350	30,000	Idle
______________________________
(a)	Dates shown are the original service date and the date of the most recent upgrades, if any.

Index

Standard Jackups

The following table provides certain information regarding our 54 Standard Jackups as of February 10, 2011:

	Year	Water	Drilling
	entered	depth	depth
	service/	capacity	capacity
Name	upgraded (a)	(in feet)	(in feet)	Location
Trident IX	1982	400	21,000	Idle
GSF Adriatic II	1981	350	25,000	Stacked
GSF Adriatic IX	1981	350	25,000	Nigeria
GSF Adriatic X	1982	350	30,000	Idle
GSF Key Manhattan	1980	350	25,000	Italy
GSF Key Singapore	1982	350	25,000	Stacked
GSF Adriatic VI	1981	328	25,000	Stacked
GSF Adriatic VIII	1983	328	25,000	Stacked
C. E. Thornton	1974	300	25,000	India
D. R. Stewart	1980	300	25,000	Stacked
F. G. McClintock	1975	300	25,000	India
George H. Galloway	1984	300	25,000	Stacked
GSF Adriatic I	1981	300	25,000	Stacked
GSF Adriatic V	1979	300	25,000	Stacked
GSF Adriatic XI	1983	300	25,000	Stacked
GSF Compact Driller	1992	300	25,000	Thailand
GSF Galveston Key	1978	300	25,000	Vietnam
GSF Key Gibraltar	1976/1996	300	25,000	Thailand
GSF Key Hawaii	1982	300	25,000	Qatar
GSF Labrador	1983	300	25,000	Stacked
GSF Main Pass I	1982	300	25,000	Arabian Gulf
GSF Main Pass IV	1982	300	25,000	Arabian Gulf
GSF Rig 136	1982	300	25,000	Stacked
Harvey H. Ward	1981	300	25,000	Idle
J. T. Angel	1982	300	25,000	India
Randolph Yost	1979	300	25,000	Stacked
Roger W. Mowell	1982	300	25,000	Stacked
Ron Tappmeyer	1978	300	25,000	India
Transocean Shelf Explorer	1982	300	20,000	Stacked
Interocean III	1978/1993	300	25,000	Stacked
Transocean Nordic	1984	300	25,000	Stacked
Trident II	1977/1985	300	25,000	India
Trident IV-A	1980/1999	300	25,000	Stacked
Trident 17	1983	300	25,000	Stacked
Trident XII	1982/1992	300	25,000	India
Trident XIV	1982/1994	300	25,000	Angola
Trident 15	1982	300	25,000	Thailand
Trident 16	1982	300	25,000	Vietnam
Trident VIII	1981	300	21,000	Gabon
GSF Parameswara	1983	300	20,000	Indonesia
GSF Rig 134	1982	300	20,000	Stacked
GSF High Island II	1979	270	20,000	Arabian Gulf
GSF High Island IV	1980/2001	270	20,000	Arabian Gulf
GSF High Island V	1981	270	20,000	Stacked
GSF High Island VII	1982	250	20,000	Nigeria
GSF High Island IX	1983	250	20,000	Stacked
GSF Rig 103	1974	250	20,000	Stacked
GSF Rig 105	1975	250	20,000	Egypt
GSF Rig 124	1980	250	20,000	Idle
GSF Rig 127	1981	250	20,000	Stacked
GSF Rig 141	1982	250	20,000	Egypt
Transocean Comet	1980	250	20,000	Egypt
Trident VI	1981	220	21,000	Stacked
GSF Britannia	1968	200	20,000	Stacked
______________________________
(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.

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

The deepwater and midwater market sectors are serviced by our semisubmersibles and drillships.  Although the term deepwater as used in the drilling industry to denote a particular sector of the market can vary and continues to evolve with technological improvements, we generally view the deepwater market sector as that which begins in water depths of approximately 4,500 feet and extends to the maximum water depths in which rigs are capable of drilling, which is currently approximately 12,000 feet.  We view the midwater market sector as that which covers water depths of about 300 feet to approximately 4,500 feet.

The global jackup market sector begins at the outer limit of the transition zone and extends to water depths of about 400 feet.  This sector has been developed to a significantly greater degree than the deepwater market sector because the shallower water depths have made it much more affordable and accessible than the deeper water market sectors.

The transition zone market sector is characterized by marshes, rivers, lakes, and shallow bay and coastal water areas.  We operate in this sector using our two barge drilling rigs located in Southeast Asia.

Contract Backlog

Our contract backlog at December 31, 2010 was approximately $24.6 billion, representing a 21 percent and 38 percent decrease compared to our contract backlog of $31.2 billion and $39.8 billion at December 31, 2009 and 2008, respectively.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Drilling market” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

Operating Revenues and Long-Lived Assets by Country

Operating revenues and long-lived assets by country are as follows (in millions):

	Years ended December 31,
	2010	2009	2008
Operating revenues
U.S.	$2,117	$2,239	$2,578
Brazil	1,288	1,108	547
U.K.	1,183	1,563	2,012
India	828	1,084	890
Other countries (a)	4,160	5,562	6,647
Total operating revenues	$9,576	$11,556	$12,674

	December 31,
	2010	2009
Long-lived assets
U.S.	$5,573	$6,203
India	2,632	1,358
Brazil	2,472	1,433
South Korea	820	3,128
Other countries (a)	9,961	10,896
Total long-lived assets	$21,458	$23,018
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

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term.  Certain of our contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment.  Such payments may not, however, fully compensate us for the loss of the contract.  Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non-performance, in the event of downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events.  Many of these events are beyond our control.  The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term.  Our contracts also typically include a provision that allows the customer to extend the contract to finish drilling a well-in-progress.  During periods of depressed market conditions, our customers may seek to renegotiate firm drilling contracts to reduce their obligations or may seek to repudiate their contracts.  Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension.  If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated statement of financial position, results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to our business—Our drilling contracts may be terminated due to a number of events.”

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

The interpretation and enforceability of a contractual indemnity depends upon the specific facts and circumstances involved, as governed by applicable laws.  The question may ultimately need to be decided by a court or other proceeding which will need to consider the specific contract language, the facts and applicable laws.  The inability or other failure of our customers to fulfill their indemnification obligations to us could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.

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

These drilling management services revenues represented less than four percent of our consolidated revenues for the year ended December 31, 2010.  In the course of providing drilling management services, ADTI may use a drilling rig in our fleet or contract for a rig owned by another contract driller.

Index

Integrated Services

From time to time, we provide well and logistics services in addition to our normal drilling services through third party contractors and our employees.  We refer to these other services as integrated services, which are generally subject to individual contractual agreements executed to meet specific customer needs and may be provided on either a dayrate, cost plus or fixed-price basis, depending on the daily activity.  As of February 10, 2011, we were only performing such services in India.  These integrated services revenues represented less than one percent of our consolidated revenues for the year ended December 31, 2010.

Oil and Gas Properties

We conduct oil and gas exploration, development and production activities through our oil and gas subsidiaries.  We acquire interests in oil and gas properties principally in order to facilitate the awarding of turnkey contracts for our drilling management services operations.  Our oil and gas activities are conducted through Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), which hold property interests primarily in the U.S. offshore Louisiana and Texas and in the U.K. sector of the North Sea.  The oil and gas properties revenues represented less than one percent of our consolidated revenues for the year ended December 31, 2010.

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

We hold a 50 percent interest in Transocean Pacific Drilling Inc. (“TPDI”), a consolidated British Virgin Islands joint venture company formed by us and Pacific Drilling Limited (“Pacific Drilling”), a Liberian company, to own and operate two ultra-deepwater drillships named Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  Under a management services agreement with TPDI, we provide operating management services for Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  Effective October 18, 2010, Pacific Drilling has the unilateral right to exchange its interest in the joint venture for our shares or cash, at an amount based on an appraisal of the fair value of the drillships, subject to certain adjustments.

We hold a 65 percent interest in Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands joint venture company formed to own and operate Discoverer Luanda.  Angco Cayman Limited, a Cayman Islands company, holds the remaining 35 percent interest in ADDCL.  Under a management services agreement with ADDCL, we provide operating management services for Discoverer Luanda.  Beginning January 31, 2016, Angco Cayman Limited will have the right to exchange its interest in the joint venture for cash at an amount based on an appraisal of the fair value of the drillship, subject to certain adjustments.

We hold a 50 percent interest in Overseas Drilling Limited (“ODL”), an unconsolidated Cayman Islands joint venture company, which owns and operates Joides Resolution.  Siem Offshore Invest AS owns the other 50 percent interest in ODL.  Under a management services agreement with ODL, we provide certain operational and management services.

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions.”

Significant Customers

We engage in offshore drilling services for most of the leading international oil companies (or their affiliates), as well as for many government-controlled and independent oil companies.  Our most significant customer in 2010 was BP plc (together with its affiliates, “BP”), accounting for approximately 10 percent of our operating revenues.  The loss of this significant customer could, at least in the short term, have a material adverse effect on our results of operations.  No other customer accounted for 10 percent or more of our 2010 operating revenues.

Employees

We require highly skilled personnel to operate our drilling units.  We conduct extensive personnel recruiting, training and safety programs.  At December 31, 2010, we had approximately 18,050 employees, including approximately 1,950 persons engaged through contract labor providers.  Some of our employees working in Angola, the U.K., Norway and Australia, are represented by, and some of our contracted labor work under, collective bargaining agreements.  Many of these represented individuals are working under agreements that are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations apply to all offshore employees not just the union members.

Additionally, the unions in the U.K. sought an interpretation of the application of the Working Time Regulations to the offshore sector.  Although the Employment Tribunal endorsed the unions’ position that offshore workers are entitled to 28 days of annual leave, at the subsequent appeals to date, both the Employment Appeal Tribunal and the Court of Session have reversed the Employment Tribunal’s decision.  However, the unions have intimated their intention to lodge a further appeal to the Supreme Court which may not be heard until the fourth quarter of 2011 or 2012.

Index

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

Technological Innovation

We are the world’s largest offshore drilling contractor and leading provider of drilling management services worldwide.  Our fleet is considered one of the most modern and versatile in the world due to its emphasis on technically demanding sectors of the offshore drilling business.  Since launching the offshore industry’s first jackup drilling rig in 1954, we have achieved a long history of technological innovations, including the first dynamically positioned drillship, the first rig to drill year-round in the North Sea, the first semisubmersible rig for Sub-Arctic, year-round operations, and the latest generations of ultra-deepwater drillships and semisubmersibles.  Twelve of our existing fleet are, and one of our newbuilds will be, equipped with our patented dual-activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner and reduces critical path activity while improving efficiency in both exploration and development drilling.  The effective use of and continued improvements in technology are critical to the maintenance of our competitive position within the drilling services industry.  We expect to continue to develop technology internally or to acquire technology through strategic acquisitions.

Environmental Regulation

For a discussion of the effects of environmental regulation, see “Item 1A. Risk Factors—Risks related to our business—Compliance with or breach of environmental laws can be costly and could limit our operations.”

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

We recently replaced our Code of Business Conduct and Ethics with a Code of Integrity.  We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Integrity and any waiver from any provision of our Code of Integrity by posting such information in the Corporate Governance section of our website at www.deepwater.com.

Index

Item 1A.        Risk Factors

Risks related to our business

The Macondo well incident could result in increased expenses and decreased revenues, which could ultimately have a material adverse effect on us.

Numerous lawsuits have been filed against us and unaffiliated defendants related to the Macondo well incident, and we expect additional lawsuits to be filed.  We are subject to claims alleging that we are jointly and severally liable, along with BP and others, for damages arising from the Macondo well incident.  We expect to incur significant legal fees and costs in responding to these matters.  We may also be subject to governmental fines or penalties.  Although we have excess liability insurance coverage, our personal injury and other third party liability insurance coverage is subject to deductibles and overall aggregate policy limits.  In addition, the Macondo well operator has submitted a claim on our excess liability coverage.  Such a claim, if paid, could limit the amount of coverage otherwise available to us.  In addition, other parties may submit claims on our excess liability coverage in the future.  There can be no assurance that our insurance will ultimately be adequate to cover all of our potential liabilities in connection with these matters.  For a discussion of the potential impact of the failure of the Macondo well operator to honor its indemnification obligations to us, see “We could experience a material adverse effect on our consolidated statement of financial position, results of operations and cash flows to the extent any of the operator’s indemnification obligations to us are not enforceable or the operator does not indemnify us” below.  If we ultimately incur substantial liabilities in connection with these matters with respect to which we are neither insured nor indemnified, those liabilities could have a material adverse effect on us.

As a result of the incident, our business will be negatively impacted by the loss of revenue from Deepwater Horizon.  The backlog associated with the Deepwater Horizon drilling contract was approximately $590 million through the end of the contract term in 2013.  We do not carry insurance for business interruption or loss of hire.  For the year ended December 31, 2010, incremental costs associated with the Macondo well incident, recorded in operating and maintenance expense, were $137 million, including approximately $65 million associated with our insurance deductibles, $26 million of higher insurance premiums, $22 million of additional legal expenses related to lawsuits and investigations, net of insurance recoveries, and $24 million of additional costs primarily related to our internal investigation of the Macondo well incident, including consultant costs, travel costs and other miscellaneous costs.  For the year ending December 31, 2011 we expect incremental operating costs and expenses associated with the Macondo well incident to be approximately $100 million, primarily related to legal costs and expenses resulting from lawsuits and investigations, net of insurance recoveries.  We may also experience increased operating and maintenance expenses resulting from changing regulations and practices as a result of the Macondo well incident.  Two rating agencies have reduced our credit ratings and have placed our ratings on negative outlook because of the uncertainties and contingencies resulting from the incident.  These uncertainties and contingencies could result in further reductions of our credit ratings by the rating agencies or could have a material adverse effect on our ability to access the debt and equity markets, and could ultimately have an adverse effect on our liquidity in the future.

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

The combined response team was unable to stem the flow of hydrocarbons from the well prior to the sinking of the rig.  The resulting spill of hydrocarbons has been the most extensive in United States (“U.S.”) history.  According to its public filings, as of December 31, 2010, the operator had already recognized a pre-tax charge of $40.9 billion in relation to the spill.  As described under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident—Contractual indemnity,” under the drilling contract for Deepwater Horizon, BP has agreed to indemnify us with respect to certain matters, and we have agreed to indemnify BP with respect to certain matters.  We could ultimately experience a material adverse effect on our consolidated statement of financial position, results of operations and cash flows to the extent that BP does not honor its indemnification obligations, including by reason of financial or legal restrictions, or our insurance policies do not fully cover these amounts.  In response to our demand to BP to honor its indemnity obligations, BP’s outside counsel has submitted a letter to us that stated that BP could not yet determine that it was obligated to defend or indemnify us under the contract and that BP has reserved its rights in that regard.  The letter also claims that the operator may not be obligated to defend or indemnify us based on various arguments, including alleged breach of contract and gross negligence or other factors, such as in the event our actions materially increased the risks to, or prejudiced the rights of, BP.  The interpretation and enforceability of this contractual indemnity depends upon the specific facts and circumstances involved in this case, as governed by applicable laws.  The question may ultimately need to be decided by an independent arbitrator or the courts or other proceeding which will need to consider the specific contract language, the facts and applicable laws.

Index

The continuing effects of the moratorium on drilling operations in the U.S Gulf of Mexico and new related enhanced regulations could materially and adversely affect our worldwide operations.

In May 2010, the U.S. government implemented a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico, which was lifted on October 12, 2010.  While the moratorium was in place, some operators claimed that the moratorium was a force majeure event under their drilling contracts that allowed them to terminate these contracts.  We do not believe that a force majeure event existed as a result of the moratorium or the enhanced drilling regulations in effect following the moratorium and are in discussions with our customers.  In some instances, we have negotiated lower special standby dayrates with our customers for rigs in the U.S. Gulf of Mexico for the period in which the moratorium was in effect or while our customers are unable to obtain drilling permits and have also agreed that for every day on a special standby rate the contract term is extended by an equal number of days.

In connection with the moratorium, new governmental safety and environmental requirements applicable to both deepwater and shallow water operations were adopted.  In order to obtain drilling permits and resume drilling activities, operators must submit applications that demonstrate compliance with enhanced regulations, which now require independent third-party inspections, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  Operators have, and may continue to have, difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  Although we are working in close consultation with our customers to review and implement the new rules and requirements, we cannot predict when, if at all, operators will be able to satisfy these requirements.  These new safety and environmental guidelines, and any further new guidelines or regulations the U.S. government may issue or any other steps the U.S. government may take, have disrupted and could continue to disrupt or delay operations, increase the cost of operations, increase out-of-service time or reduce the area of operations for drilling rigs in U.S. and non-U.S. offshore areas.  The U.S. government and other governments could adopt similar moratoria and take similar actions relating to implementing new safety and environmental regulations in the future.  Additionally, some of our customers have elected to voluntarily comply with some or all of the new inspections, certification requirements and safety and environmental guidelines on rigs operating outside of the U.S. Gulf of Mexico.  Additional governmental regulations and requirements concerning licensing, taxation, equipment specifications and training requirements could increase the costs of our operations, increase certification and permitting requirements, increase review periods and impose increased liability on offshore operations.

The continuing effects of the moratorium and enhanced regulations may result in a number of rigs being moved, or becoming available for movement, to locations outside of the U.S. Gulf of Mexico, which could potentially reduce dayrates worldwide and negatively affect our ability to contract our rigs that are currently uncontracted or coming off contract.  The continuing effects of the moratorium and enhanced regulations may also decrease the demand for drilling services, negatively affect dayrates and increase out-of-service time, which could ultimately have a material adverse affect on our revenue and profitability.  We are unable to predict the full impact that the continuing effects of the moratorium and the enhanced regulations will have on our operations.

Many investigations are ongoing in connection with the Macondo well incident, the outcome of which are unknown and could have a material adverse effect on us.

The Departments of Homeland Security and Interior have begun a joint investigation into the cause or causes of the Macondo well incident.  The U.S. Coast Guard and the Bureau of Ocean Energy Management, Regulation, and Enforcement (the “BOE”) share jurisdiction over the investigation into the incident.  In connection with the investigation, we received subpoenas from the Office of Inspector General of the Department of Interior for certain information.  In addition, an investigation has been commenced by the Chemical Safety Board, and the President of the United States has established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (the “National Commission”) to, among other things, examine the relevant facts and circumstances concerning the cause or causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  In addition, we have participated in hearings related to the incident before various committees and subcommittees of the House of Representatives and the Senate of the United States.  These hearings may result in changes in laws and regulations that may have a material adverse effect on the level of liability that we expect in connection with the Macondo well incident.

On June 28, 2010, we received a letter from the U.S. Department of Justice (“DOJ”) asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  We have engaged in discussions with the DOJ and have responded to their document requests, and we expect these discussions to continue.  In addition, on December 15, 2010, the DOJ filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under the Oil Pollution Act of 1990 and the Clean Water Act, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The complaint asserts that all defendants are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In addition to the civil complaint, the DOJ served us with Civil Investigative Demands (“CIDs”) on December 8, 2010.  These demands are part of an on-going investigation by the DOJ to determine if we made false claims in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.

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
▪
the worldwide military and political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities, civil unrest or other crises in the Middle East or other geographic areas or further acts of terrorism in the U.S., or elsewhere.

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

Our industry has historically been cyclical and is impacted by oil and gas price levels and volatility.  There have been periods of high demand, short rig supply and high dayrates, followed by periods of low demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply intensify the competition in the industry and often result in rigs being idle for long periods of time.  Since the onset of the worldwide financial and economic downturn, we have experienced weakness in our Midwater Floater, High-Specification Jackups and Standard Jackup market sectors.  We have idled and stacked rigs, and may in the future idle or stack additional rigs or enter into lower dayrate contracts in response to market conditions.  We cannot predict when any idled or stacked rigs will return to service.

During prior periods of high dayrates and utilization, industry participants have increased the supply of rigs by ordering the construction of new units.  This has typically resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and utilization, sometimes for extended periods of time.  Presently, there are numerous recently constructed high-specification floaters and jackups that have entered the market, and there are more that are under contract for construction.  The entry into service of these new units has increased and will continue to increase supply and could curtail a strengthening, or trigger a reduction, in dayrates as rigs are absorbed into the active fleet.  Any further increase in construction of new units would likely exacerbate the negative impact on dayrates and utilization.  Lower dayrates and utilization could adversely affect our revenues and profitability.

We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have a material adverse impact on our financial results.

We engage in offshore drilling services for most of the leading international oil companies (or their affiliates), as well as for many government-controlled and independent oil companies.  Our most significant customer in 2010 was BP, accounting for 10 percent of our operating revenues for the year ended December 31, 2010.  As of February 10, 2011, the contract backlog associated with our contracts with BP and its affiliates was $2.9 billion.  Our relationship with BP, whose affiliate was the operator of the Macondo well, could also be negatively impacted by the Macondo well incident.  The loss of this customer or another significant customer could, at least in the short term, have a material adverse effect on our results of operations.

Index

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

As of February 10, 2011, we had one Ultra-Deepwater Floater and three High-Specification Jackup newbuild rig projects.  We also have a variety of other more limited shipyard projects at any given time.  These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

▪	shipyard availability;
▪	shortages of equipment, materials or skilled labor;
▪	unscheduled delays in the delivery of ordered materials and equipment;
▪	engineering problems, including those relating to the commissioning of newly designed equipment;
▪	availability of suppliers to recertify equipment for enhanced regulations;
▪	work stoppages;
▪	customer acceptance delays;
▪	weather interference or storm damage;
▪	civil unrest;
▪	unanticipated cost increases; and
▪	difficulty in obtaining necessary permits or approvals.

These factors may contribute to cost variations and delays in the delivery of our newbuild units and other rigs undergoing shipyard projects.  Delays in the delivery of these units would result in delay in contract commencement, resulting in a loss of revenue to us, and may also cause customers to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses.  In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms, if at all.

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

Our contract backlog as of February 10, 2011 was approximately $24.0 billion.  This amount represents the firm term of the contract multiplied by the contractual operating rate, which may be higher than the actual dayrate we receive or we may receive other dayrates included in the contract such as waiting on weather rate, repair rate or force majeure rate.  The contractual operating dayrate may also be higher than the actual dayrate we receive because of a number of factors, including rig downtime or suspension of operations.  Our contract backlog includes signed drilling contracts and, in some cases, other definitive agreements awaiting contract execution.  We may not be able to realize the full amount of our contract backlog due to events beyond our control.  In addition, some of our customers have experienced liquidity issues, and these liquidity issues could increase if commodity prices decline to lower levels for an extended period of time.  Liquidity issues could lead our customers to go into bankruptcy or could encourage our customers to seek to repudiate, cancel or renegotiate these agreements for various reasons, as described under “Our drilling contracts may be terminated due to a number of events” above.  Our inability to realize the full amount of our contract backlog may have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index

The global nature of our operations involves additional risks.

We operate in various regions throughout the world, which may expose us to political and other uncertainties, including risks of:

▪	terrorist acts, war, piracy and civil disturbances;
▪	seizure, expropriation or nationalization of equipment;
▪	imposition of trade barriers;
▪	import-export quotas;
▪	wage and price controls;
▪	changes in law and regulatory requirements, including changes in interpretation and enforcement;
▪	damage to our equipment or violence directed at our employees, including kidnappings;
▪	civil unrest resulting in suspension of operations;
▪	complications associated with supplying, repairing and replacing equipment in remote locations; and
▪	the inability to move income or capital.

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

Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries, including local content requirements for participating in tenders for certain drilling contracts.  Many governments favor or effectively require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  In addition, government action, including initiatives by OPEC, may continue to cause oil or gas price volatility.  In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work by major oil companies and may continue to do so.

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

The laws and regulations concerning import and export activity, recordkeeping and reporting, import and export control and economic sanctions are complex and constantly changing.  These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations.  The global economic downturn may increase some foreign government’s efforts to enact, enforce, amend or interpret laws and regulations as a method to increase revenue.  Shipments can be delayed and denied import or export for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes.  Shipping delays or denials could cause unscheduled operational downtime.  Any failure to comply with these applicable legal and regulatory obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

Index

An inability to obtain visas and work permits for our employees on a timely basis could hurt our operations and have an adverse effect on our business.

Our ability to operate worldwide depends on our ability to obtain the necessary visas and work permits for our personnel to travel in and out of, and to work in, the jurisdictions in which we operate.  Governmental actions in some of the jurisdictions in which we operate may make it difficult for us to move our personnel in and out of these jurisdictions by delaying or withholding the approval of these permits.  For example, in the past few years, we have experienced considerable difficulty in obtaining the necessary visas and work permits for our employees to work in Angola, where we operate a number of rigs.  If we are not able to obtain visas and work permits for the employees we need to operate our rigs on a timely basis, we might not be able to perform our obligations under our drilling contracts, which could allow our customers to cancel the contracts.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, it could adversely affect our consolidated statement of financial position, results of operations or cash flows.

Failure to comply with the U.S. Foreign Corrupt Practices Act and the Bribery Act 2010 recently enacted by the U.K. could result in fines, criminal penalties, drilling contract terminations and an adverse effect on our business.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions, including the Bribery Act 2010 recently enacted by the U.K., generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.  We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  If we are found to be liable for FCPA violations or, once implemented, violations under the Bribery Act 2010 (either due to our own acts or our omissions, or due to the acts or omissions of others, including our partners in our various joint ventures), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.

Civil penalties under the anti-bribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger.  Civil penalties under the accounting provisions of the FCPA can range up to $500,000 per violation and a company that knowingly commits a violation can be fined up to $25 million per violation.  In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts.  Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly the appointment of a monitor to review future business and practices with the goal of ensuring compliance with the FCPA.  On November 4, 2010, we reached a settlement with the SEC and the DOJ with respect to certain charges relating to the anti-bribery and books and records provisions of the FCPA.  In November 2010, under the terms of the settlements, we paid a total of approximately $27 million in penalties, interest and disgorgement of profits.  We have also consented to the entry of a civil injunction in two SEC actions and have entered into a three-year deferred prosecution agreement with the DOJ (the “DPA”).  In connection with the DPA, we have agreed to implement and maintain certain internal controls, policies and procedures.  For the duration of the DPA, we are also obligated to provide an annual written report to the DOJ of our efforts and progress in maintaining and enhancing our compliance policies and procedures.  In the event the DOJ determines that we have knowingly violated the terms of the DPA, the DOJ may impose an extension of the term of the agreement or, if the DOJ determines we have breached the DPA, the DOJ may pursue criminal charges or a civil or administrative action against us.  The DOJ may also find, in its sole discretion, that a change in circumstances has eliminated the need for the corporate compliance reporting obligations of the DPA and may terminate the DPA prior to the three-year term.  Failure to comply with the terms of the DPA may impact our operations and any resulting fines may have a material adverse effect on our results of operations or cash flows.

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.  Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests.  We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our company.  In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies-Regulatory matters.”

Our labor costs and the operating restrictions under which we operate could increase as a result of collective bargaining negotiations and changes in labor laws and regulations.

Some of our employees working in Angola, the U.K., Norway and Australia, are represented by, and some of our contracted labor work under, collective bargaining agreements.  Many of these represented individuals are working under agreements that are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations apply to all offshore employees not just the union members.  Additionally, the unions in the U.K. sought an interpretation of the application of the Working Time Regulations to the offshore sector.  Although the Employment Tribunal endorsed the unions’ position that offshore workers are entitled to 28 days of annual leave, at the subsequent appeals to date, both the Employment Appeal Tribunal and the Court of Sessions have reversed the Employment Tribunal’s decision.  However, the unions have intimated their intention to lodge a further appeal to the Supreme Court which may not be heard until the fourth quarter of 2011 or 2012.  The application of the Working Time Regulations to the offshore sector could result in higher labor costs and could undermine our ability to obtain a sufficient number of skilled workers in the U.K.  Legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

Index

Worldwide financial and economic conditions could have a material adverse effect on our revenue, profitability and financial position.

The worldwide financial and economic downturn reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with losses in worldwide equity markets led to an extended worldwide economic recession.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Recent worldwide economic conditions impacted lenders participating in our credit facilities and our customers, and another economic shock could cause them to fail to meet their obligations to us.  The slowdown in economic activity caused by the recession also reduced worldwide demand for energy and resulted in an extended period of lower oil and natural gas prices.  Crude oil prices, although recently on the rise, have declined from record levels in July 2008, and natural gas prices have also experienced sharp declines.  Declines in commodity prices, along with difficult conditions in the credit markets, have had a negative impact on our business, and this impact could continue or worsen.

Our business involves numerous operating hazards.

Our operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punch-throughs, craterings, fires and natural disasters such as hurricanes and tropical storms.  In particular, the South China Sea, the Northwest Coast of Australia and the U.S. Gulf of Mexico area are subject to typhoons, hurricanes or other extreme weather conditions on a relatively frequent basis, and our drilling rigs in these regions may be exposed to damage or total loss by these storms, some of which may not be covered by insurance.  The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury to or death of rig personnel.  Some experts believe global climate change could increase the frequency and severity of these extreme weather conditions.  We are also subject to personal injury and other claims by rig personnel as a result of our drilling operations.  Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages.  In addition, offshore drilling operations are subject to perils peculiar to marine operations, including capsizing, grounding, collision and loss or damage from severe weather.  We may also be subject to property, environmental and other damage claims by oil and gas companies.  Our insurance policies and contractual rights to indemnity may not adequately cover losses, and we do not have insurance coverage or rights to indemnity for all risks.  There are also risks following the loss of control of a well, such as blowout or cratering, including the cost to regain control of or redrill the well and associated pollution.  Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires.

We maintain insurance coverage for property damage, occupational injury and illness, and general and marine third-party liabilities.  We generally have no coverage for named storms in the U.S. Gulf of Mexico and war perils worldwide.  We also self-insure coverage for expenses incurred by ADTI and CMI related to well control and redrill liability for well blowouts.  Also, pollution and environmental risks generally are not totally insurable.  We maintain a $125 million per occurrence deductible for damage to our offshore drilling equipment.  However, in the event of a total loss of a drilling unit there is no deductible.  We also maintain per occurrence deductibles generally ranging up to $10 million for various third-party liabilities and an additional aggregate annual self-insured retention of $50 million.  We generally retain the risk for any liability in excess of $1.0 billion.

If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could adversely affect our consolidated statement of financial position, results of operations or cash flows.  The amount of our insurance may be less than the related impact on enterprise value after a loss.  Our insurance coverage will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations.  Our coverage includes annual aggregate policy limits.  As a result, we retain the risk for any losses in excess of these limits.  We generally do not carry insurance for loss of revenue unless contractually required, and certain other claims may also not be reimbursed by insurance carriers.  Any such lack of reimbursement may cause us to incur substantial costs.  In addition, we could decide to retain substantially more risk in the future.  Moreover, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.  As of February 10, 2011, all of the rigs that we owned or operated were covered by existing insurance policies.

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

Index

Legislation to regulate emissions of GHGs has been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation.  Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions.  Those reductions could be costly and difficult to implement.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009.  Also, the U.S. Environmental Protection Agency (“EPA”) has undertaken new efforts to collect information regarding GHG emissions and their effects.  Following a finding by the EPA that certain GHGs represent an endangerment to human health, EPA finalized motor vehicle GHG standards, the effect of which could reduce demand for motor fuels refined from crude oil, and a final rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs.  Additionally, EPA has issued a “Mandatory Reporting of Greenhouse Gases” final rule, which establishes a new comprehensive scheme requiring operators of stationary sources in the U.S. emitting more than established annual thresholds of carbon dioxide-equivalent GHGs to inventory and report their GHG emissions annually.  In late 2010, EPA finalized new GHG reporting requirements for upstream petroleum and natural gas systems, which will be added to EPA’s GHG Reporting Rule, and will require facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year to report annual GHG emissions, with the first report due on March 31, 2012.

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

We require highly skilled personnel to operate and provide technical services and support for our business worldwide.  Historically, competition for the labor required for drilling operations, including for turnkey drilling and drilling management services businesses and construction projects, has intensified as the number of rigs activated, added to worldwide fleets or under construction increased, leading to shortages of qualified personnel in the industry and creating upward pressure on wages and higher turnover.  We may experience a reduction in the experience level of our personnel as a result of any increased turnover, which could lead to higher downtime and more operating incidents, which in turn could decrease revenues and increase costs.  If increased competition for labor were to intensify in the future we may experience increases in costs or limits on operations.

We have a substantial amount of debt, and we may lose the ability to obtain future financing and suffer competitive disadvantages.

Our overall debt level was approximately $11 billion, $12 billion and $14 billion at December 31, 2010, December 31, 2009 and December 31, 2008, respectively.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

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

Our overall debt level or market conditions could lead the credit rating agencies to lower our corporate credit ratings below current levels and possibly below investment grade.

Our high leverage level or market conditions could lead the credit rating agencies to downgrade our credit ratings below current levels and possibly to non-investment grade levels.  Such ratings levels could limit our ability to refinance our existing debt, cause us to issue debt with less favorable terms and conditions and increase certain fees we pay under our credit facilities.  In addition, such ratings levels could negatively impact current and prospective customers’ willingness to transact business with us.  Suppliers and financial institutions may lower or eliminate the level of credit provided through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.  As a result of the Macondo well incident, both Moody’s Investors Service and Standard & Poor’s downgraded their ratings of our senior unsecured debt with a negative outlook.  We cannot provide assurance that our credit ratings will not be downgraded in the future.  See “The Macondo well incident could result in increased expenses and decreased revenues, which could ultimately have a material adverse effect on us.”

Index

We are subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We are subject to a variety of litigation and may be sued in additional cases.  Numerous lawsuits have been filed against us and unaffiliated defendants related to the Macondo well incident, and additional lawsuits may be filed in the future.  See “The Macondo well incident could result in increased expenses and decreased revenues, which could ultimately have a material adverse effect on us.”  In addition, certain of our subsidiaries are named as defendants in numerous lawsuits alleging personal injury as a result of exposure to asbestos or toxic fumes or resulting from other occupational diseases, such as silicosis, and various other medical issues that can remain undiscovered for a considerable amount of time.  Some of these subsidiaries that have been put on notice of potential liabilities have no assets.  Further, our patent for dual-activity technology has been challenged, and we have been accused of infringing other patents.  Other subsidiaries are subject to litigation relating to environmental damage.  We cannot predict the outcome of the cases involving those subsidiaries or the potential costs to resolve them.  Insurance may not be applicable or sufficient in all cases, insurers may not remain solvent, and policies may not be located.  Suits against non-asset-owning subsidiaries have and may in the future give rise to alter ego or successor-in-interest claims against us and our asset-owning subsidiaries to the extent a subsidiary is unable to pay a claim or insurance is not available or sufficient to cover the claims.  To the extent that one or more pending or future litigation matters is not resolved in our favor and is not covered by insurance, a material adverse effect on our financial results and condition could result.

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

Our operations are subject to regulations controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment or otherwise relating to the protection of the environment.  For example, as an operator of mobile offshore drilling units in navigable U.S. waters and some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or waste disposals related to those operations.  Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence.  These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.  The application of these requirements or the adoption of new requirements could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Numerous lawsuits, including one brought by the DOJ, allege that we may have liability under the environmental laws relating to the Macondo well incident.  See “The Macondo well incident could result in increased expenses and decreased revenues, which could ultimately have a material adverse effect on us.”

There is no assurance that we can obtain enforceable indemnities against liability for pollution, well and environmental damages in all of our contracts or that, in the event of extensive pollution and environmental damages, our customers will have the financial capability to fulfill their contractual obligations to us.

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

We are protected to some extent against loss of capital assets, but generally not loss of revenue, from most of these risks through indemnity provisions in our drilling contracts.  Our assets, however, are generally not insured against risk of loss due to perils such as terrorist acts, civil unrest, expropriation, nationalization and acts of war.

Index

Other risks

We have significant carrying amounts of goodwill and long-lived assets that are subject to impairment testing.

At December 31, 2010, the carrying amount of our property and equipment was $21.5 billion, representing 58 percent of our total assets, and the carrying amount of our goodwill was $8.1 billion, representing 22 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill when events and circumstances indicate that the fair value of a reporting unit may have fallen below its carrying amount.

In the fourth quarter of 2010, we recognized a loss of $1.0 billion on the impairment of our Standard Jackup asset group due to projected declines in dayrates and utilization, and we have previously recognized losses on impairment of goodwill and other intangible assets.  Continued or future expectations of low dayrates and utilization could result in the recognition of additional losses on impairment of our long-lived asset groups or our goodwill or other intangible assets if future cash flow expectations, based upon information available to management at the time of measurement, indicate that the carrying amount of our asset groups, goodwill or other intangible assets may be impaired.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we have operations, are incorporated or are resident could result in a higher tax rate on our worldwide earnings, which could result in a significant negative impact on our earnings and cash flows from operations.

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

Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S., but have certain U.S. connections, have repeatedly been introduced in the U.S. Congress.  Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident and proposals that could override certain tax treaties and limit treaty benefits on certain payments by U.S. subsidiaries to non-U.S. affiliates.  Additionally, Congressional committees have made inquiries into our tax practices in the past.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material effect on our results of operations.

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

Our income tax returns are subject to review and examination.  We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority.  If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, particularly in the U.S., Norway or Brazil, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected.  For example, there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (or maintaining a permanent establishment under an applicable treaty), so we cannot be certain that the Internal Revenue Service (“IRS”) will not contend successfully that we or any of our key subsidiaries were or are engaged in a trade or business in the U.S. (or, when applicable, maintained or maintains a permanent establishment in the U.S.).  If we or any of our key subsidiaries were considered to have been engaged in a trade or business in the U.S. (when applicable, through a permanent establishment), we could be subject to U.S. corporate income and additional branch profits taxes on the portion of our earnings effectively connected to such U.S. business during the period in which this was considered to have occurred, in which case our effective tax rate on worldwide earnings for that period could increase substantially, and our earnings and cash flows from operations for that period could be adversely affected.

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

Index

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

There is significant legal authority supporting this position, including statutory provisions, legislative history, case law and IRS pronouncements concerning the characterization, for other tax purposes, of income derived from services where a substantial component of such income is attributable to the value of the property or equipment used in connection with providing such services.  It should be noted, however, that a recent case and an IRS pronouncement which relies on the recent case characterize income from time chartering of vessels as rental income rather than services income for other tax purposes.  However, the IRS subsequently has formally announced that it does not agree with the decision in that case.  Moreover, we believe that the terms of the time charters in the recent case differ in material respects from the terms of our drilling contracts with customers.  No assurance can be given that the IRS or a court will accept our position, and there is a risk that the IRS or a court could determine that we are a PFIC.

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

Swiss law allows our shareholders to authorize share capital that can be issued by the board of directors without additional shareholder approval, but this authorization is limited to 50 percent of the existing registered share capital and must be renewed by the shareholders every two years.  Our current authorized share capital expired on December 18, 2010, and our board of directors has proposed that our shareholders approve, at our May 2011 annual general meeting, a new authorized share capital limited to 19.99 percent of our existing share capital, which may or may not be approved by our shareholders.  Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  In the event we need to raise common equity capital at a time when the trading price of our shares is below the par value of the shares (currently CHF 15, equivalent to $15.46 based on a foreign exchange rate of USD 1.00 to CHF 0.97 on February 15, 2011), we will need to obtain approval of shareholders to decrease the par value of our shares or issue another class of shares with a lower par value.  Any reduction in par value would decrease our par value available for future repayment of share capital not subject to Swiss withholding tax.  Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions.  For example, dividends must be approved by shareholders.  These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

Index

If we are not successful in our efforts to make distributions, if any, through a reduction of par value or, out of qualifying additional paid-in capital as shown on Transocean Ltd.’s standalone Swiss statutory financial statements, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35 percent.  Payment of a capital distribution in the form of a par value reduction is not subject to Swiss withholding tax.  However, we may not be able to meet the legal requirements for a reduction in par value.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of four planned partial par value reductions previously approved by our shareholders at our 2010 annual general meeting in an amount of CHF 0.86 per issued share, equal to approximately $0.89 (using an exchange rate of USD 1.00 to CHF 0.97 as of the close of trading on February 15, 2011).  The Commercial Register’s rejection was related to the fact that Transocean Ltd. had been served in Switzerland with several complaints from lawsuits filed in the U.S.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  On January 24, 2011, we filed an appeal of the decision of the Administrative Court of the Canton of Zug to the Swiss Federal Supreme Court.  On February 11, 2011, our board of directors recommended that shareholders at the May 2011 annual general meeting approve a U.S. dollar-denominated dividend of approximately U.S. $1 billion out of qualifying additional paid-in capital and payable in four quarterly installments.  The board of directors expects that the four payment dates will be set in June 2011, September 2011, December 2011 and March 2012.  The proposed dividend will, among other things, be contingent on shareholders approving at the same meeting a rescission of the 2010 distribution.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believes it is in the best interest of the Company to discontinue with the disputed 2010 distribution and to file a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders have voted on the proposed rescission.  Like distributions to shareholders in the form of a par value reduction dividend distributions out of qualifying additional paid-in capital are not subject to the 35 percent Swiss federal withholding tax.  Dividend distributions out of qualifying additional paid-in capital do not require registration with the Commercial Register of the Canton of Zug.  The Swiss withholding tax rules could also be changed in the future.  In addition, over the long term, the amount of par value available for us to use for par value reductions or the amount of qualifying additional paid-in capital available for us to pay out as distributions will be limited.  If we are unable to make a distribution through a reduction in par value or out of qualifying additional paid-in capital as shown on Transocean Ltd.’s standalone Swiss statutory financial statements, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

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
▪
if approved, provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two-year period, to issue a number of shares of up to 50 percent of the share capital registered in the commercial register and to limit or withdraw the preemptive rights of existing shareholders in various circumstances, including (1) following a shareholder or group of shareholders acting in concert having acquired in excess of 15 percent of the share capital registered in the commercial register without having submitted a takeover proposal to shareholders that is recommended by the board of directors or (2) for purposes of the defense of an actual, threatened or potential unsolicited takeover bid, in relation to which the board of directors has, upon consultation with an independent financial adviser retained by the board of directors, not recommended acceptance to the shareholders;

▪
provide that any shareholder who wishes to propose any business or to nominate a person or persons for election as director at any annual meeting may only do so if advance notice is given to the company;

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

Item 1B.	Unresolved Staff Comments

None.

Index

Item 2.	Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.

We maintain offices, land bases and other facilities worldwide, including the following:

▪	principal executive offices in Vernier, Switzerland;
▪	corporate offices in Zug, Switzerland; Houston, Texas; Cayman Islands, Barbados and Luxembourg; and
▪	a regional operational office in France.

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

As we continue to investigate the cause or causes of the incident, we are evaluating its consequences.  Although we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, we have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  We have also recognized a receivable for the portion of this liability that we believe is recoverable from insurance.  As of December 31, 2010, the amount of the estimated liability was $135 million, recorded in other current liabilities, and the corresponding estimated recoverable amount was $94 million, recorded in accounts receivable, net, on our consolidated balance sheet.  New information or future developments could require us to adjust our disclosures and our estimated liabilities and insurance recoveries.  See “—Contractual indemnity.”

Litigation—As of December 31, 2010, 304 actions or claims were pending against Transocean entities, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of December 31, 2010, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in 30 complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Per the order of the Multi-District Litigation Panel (the “MDL”), these claims have been centralized for discovery purposes in the U.S. District Court, Eastern District of Louisiana.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP plc (together with its affiliates, “BP”), MI-SWACO, Weatherford Ltd. and Cameron International  Corporation and certain of its affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of December 31, 2010, we and one or more of our subsidiaries were named, along with other unaffiliated defendants, in 70 individual complaints as well as 185 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the Oil Pollution Act of 1990 (“OPA”) and state OPA analogues.  See “—Environmental matters.”  One complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act, but we were not named in this particular master complaint.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  See “—Contractual indemnity.”  Per the order of the MDL, the economic loss claims filed in federal courts have been or will be centralized for discovery purposes in the U.S. District Court, Eastern District of Louisiana.  Absent agreement of the parties, however, the cases will be tried in the courts from which they were transferred.

Federal securities claims—Three federal securities law class actions are currently pending in the U.S. District Court, Southern District of New York, naming us and certain of our officers and directors as defendants.  Two of these actions generally allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with the Macondo well incident.  The plaintiffs are generally seeking awards of unspecified economic damages, including damages resulting from the decline in our stock price after the Macondo well incident.  The third action was filed by a former GlobalSantaFe shareholder, alleging that the proxy statement related to our shareholder meeting in connection with our merger with GlobalSantaFe violated Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that GlobalSantaFe shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks rescission and compensatory damages.

Index

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

Additionally, the National Pollution Funds Center (“NPFC”), a division of the U.S. Coast Guard, is charged with administering the Oil Spill Liability Trust Fund (“OSLTF”).  The NPFC collects fines and civil penalties under OPA from responsible parties, as defined in the statute.  The payments are directed to the OSLTF.  To date, the NPFC has issued nine invoices to BP, Anadarko Petroleum Corporation (together with its affiliates, “Anadarko”) and MOEX Offshore LLC (together with its affiliates, “MOEX”), as the operator and leasehold owners of the well and, thus, the statutorily defined responsible parties for discharges from the well and wellhead.  To date, BP has paid all nine of these invoices.  Invoices have also been sent to us, and we have acknowledged responsible party status only with respect to discharges from the vessel on or above the surface of the water, if any.

In addition, on December 15, 2010, the DOJ filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under OPA and the Clean Water Act, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The complaint asserts that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In addition to the civil complaint, the DOJ served us with Civil Investigative Demands (“CIDs”) on December 8, 2010.  These demands are part of an on-going investigation by the DOJ to determine if we made false claims in connection with the acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.

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

State environmental laws—As of December 31, 2010, claims had been asserted by private claimants under state environmental statutes in Florida, Louisiana, Mississippi and Texas.  As described below, claims asserted by various state and local governments are pending in Alabama, Florida, Louisiana and Texas.

In June 2010, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a consolidated compliance order and notice of potential penalty to us and certain of our subsidiaries asking us to eliminate and remediate discharges of oil and other pollutants into waters and property located in the State of Louisiana, and to submit a plan and report in response to the order.  We requested that the LDEQ rescind the enforcement actions against us and our subsidiaries because the remediation actions that are the subject of such orders are actions that do not involve us or our subsidiaries, as we are not involved in the remediation or clean-up activities.  Alternatively, if the LDEQ would not rescind the enforcement actions altogether, we requested the LDEQ to dismiss the enforcement actions against us and certain of our subsidiaries as these entities are not proper parties to the enforcement actions and were improperly served.  In October 2010, the LDEQ rescinded its enforcement actions against us and our subsidiaries but reserved its rights to seek civil penalties for future violations of the Louisiana Environmental Quality Act.

Index

In September 2010, the State of Louisiana filed a declaratory judgment seeking to designate us as a responsible party under OPA and the Louisiana Oil Spill Prevention and Response Act (“LOSPRA”) for the discharges emanating from the Macondo well. Specifically the declaratory judgment claims (1) that we are a responsible party under OPA for all hydrocarbons discharged from the Macondo well, including underwater discharges of oil from the well head; (2) that we, as a responsible party, are jointly, severally, and strictly liable for the spill from the Macondo well in accordance with OPA; (3) that we are a responsible party under the Louisiana Oil Spill Prevention and Response Act for all hydrocarbons discharged from the Macondo well, including underwater discharges of oil from the well head; (4) that we, as a responsible party, are jointly, severally, and strictly liable for the spill from the Macondo well in accordance with the LOSPRA; and (5) seeks an award Plaintiff’s costs incurred in pursuing this action as allowed by law.

Additionally, suits have been filed by the State of Alabama and the cities of Greenville, Evergreen, Georgiana and McKenzie, Alabama in the U.S. District Court, Middle District of Alabama; the Mexican States of Veracruz, Quintana Roo and Tamaulipas in the U.S. District Court, Western District of Texas; and the City of Panama City Beach, Florida in the U.S. District Court, Northern District of Florida.  Generally, these governmental entities allege economic losses under OPA and other statutory environmental state claims and also assert various common law state claims.  The claims of the State of Alabama, the cities in Alabama, and the Mexican States have been centralized in the MDL and will proceed in accordance with the MDL scheduling order, and the City of Panama City Beach’s claim was voluntarily dismissed.  No additional lawsuits have been filed by the states.

By letter dated May 5, 2010, the Attorneys General of the five Gulf Coast states of Alabama, Florida, Louisiana, Mississippi and Texas informed us that they intend to seek recovery of pollution clean-up costs and related damages arising from the Macondo well incident.  In addition, by letter dated June 21, 2010, the Attorneys General of the 11 Atlantic Coast states of Connecticut, Delaware, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New York, North Carolina, Rhode Island and South Carolina informed us that their states have not sustained any damage from the Macondo well incident but they would like assurances that we will be responsible financially if damages are sustained.  We responded to each letter from the Attorneys General and indicated that we intend to fulfill our obligations as a responsible party for any discharge of oil from Deepwater Horizon on or above the surface of the water, and we assume that the operator will similarly fulfill its obligations under OPA for discharges from the undersea well.  Other than the lawsuit filed by the State of Alabama discussed above, no further requests have been made or actions taken with regard to the initial communication.

Wreck removal—By letter dated December 6, 2010, the Coast Guard requested us to formulate and submit a comprehensive oil removal plan to remove any diesel fuel contained in the sponsons and fuel tanks that can be recovered from Deepwater Horizon. We have conducted a survey of the rig wreckage and are reviewing the results.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our remaining excess liability limits.

Contractual indemnity—Under our drilling contract for Deepwater Horizon, the operator has agreed, among other things, to assume full responsibility for and defend, release and indemnify us from any loss, expense, claim, fine, penalty or liability for pollution or contamination, including control and removal thereof, arising out of or connected with operations under the contract other than for pollution or contamination originating on or above the surface of the water from hydrocarbons or other specified substances within the control and possession of the contractor, as to which we agreed to assume responsibility and protect, release and indemnify the operator.  Although we do not believe it is applicable to the Macondo well incident, we also agreed to indemnify and defend the operator up to a limit of $15 million for claims for loss or damage to third parties arising from pollution caused by the rig while it is off the drilling location, while the rig is underway or during drive off or drift off of the rig from the drilling location.  The operator has also agreed, among other things, (1) to defend, release and indemnify us against loss or damage to the reservoir, and loss of property rights to oil, gas and minerals below the surface of the earth and (2) to defend, release and indemnify us and bear the cost of bringing the well under control in the event of a blowout or other loss of control.  We agreed to defend, release and indemnify the operator for personal injury and death of our employees, invitees and the employees of our subcontractors while the operator agreed to defend, release and indemnify us for personal injury and death of its employees, invitees and the employees of its subcontractors, other than us.  We have also agreed to defend, release and indemnify the operator for damages to the rig and equipment, including salvage or removal costs.

Although we believe we are entitled to contractual defense and indemnity, given the potential amounts involved in connection with the Macondo well incident, the operator may seek to avoid its indemnification obligations.  In particular, the operator, in response to our request for indemnification, has generally reserved all of its rights and stated that it could not at this time conclude that it is obligated to indemnify us.  In doing so, the operator has asserted that the facts are not sufficiently developed to determine who is responsible and has cited a variety of possible legal theories based upon the contract and facts still to be developed.  We believe this reservation of rights is without justification and that the operator is required to honor its indemnification obligations contained in our contract and described above.

Index

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  A Special Master, appointed to administer these cases pre-trial, subsequently required that each individual plaintiff file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  The amended complaints resulted in one of our subsidiaries being named as a direct defendant in seven cases.  We have or may have an indirect interest in an additional 12 cases.  The complaints generally allege that the defendants used or manufactured asbestos-containing products in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  The preliminary information available on these claims is not sufficient to determine if there is an identifiable period for alleged exposure to asbestos, whether any asbestos exposure in fact occurred, the vessels potentially involved in the claims, or the basis on which the plaintiffs would support claims that their injuries were related to exposure to asbestos.  However, the initial evidence available would suggest that we would have significant defenses to liability and damages.  In 2009, two cases that were part of the original 2004 multi-plaintiff suits went to trial in Mississippi against unaffiliated defendant companies which allegedly manufactured drilling-related products containing asbestos.  We were not a defendant in either of these cases.  One of the cases resulted in a substantial jury verdict in favor of the plaintiff, and this verdict was subsequently vacated by the trial judge on the basis that the plaintiff failed to meet its burden of proof.  While the court’s decision is consistent with our general evaluation of the strength of these cases, it has not been reviewed on appeal.  The second case resulted in a verdict completely in favor of the defendants.  There were two additional trials in 2010, one resulting in a substantial verdict for the plaintiff and one resulting in a complete verdict for the defendants.  We were not a defendant in either case and both of the matters are currently on appeal.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly as the beneficiary of a qualified settlement fund, funding from settlements with insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers, and funds received from the communication of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2010, the subsidiary was a defendant in approximately 1,037 lawsuits.  Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,440 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through December 31, 2010, the amounts expended to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and costs of settlement have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of approximately $188 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, one of our Brazilian subsidiaries received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of approximately $235 million based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We responded to the assessment on December 22, 2010, and we currently believe that a substantial majority of the assessment is without merit.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index

Patent litigation—In 2007, several of our subsidiaries were sued by Heerema Engineering Services (“Heerema”) in the United States District Court for the Southern District of Texas for patent infringement, claiming that we infringe their U.S. patent entitled Method and Device for Drilling Oil and Gas.  Heerema claims that our Enterprise class, advanced Enterprise class, Express class and Development Driller class of drilling rigs operating in the U.S. Gulf of Mexico infringe on this patent.  Heerema seeks unspecified damages and injunctive relief.  The court has held a hearing on construction of Heerema’s patent but has not yet issued a decision.  We deny liability for patent infringement, believe that Heerema’s patent is invalid and intend to vigorously defend against the claim.  We do not expect the liability, if any, resulting from this claim to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  In addition, as of December 31, 2010, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs have agreed with the EPA and the DOJ to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA.  The form of the agreement is a consent decree, which has been entered by the court.  The parties to the settlement have entered into a participation agreement, which makes us liable for approximately eight percent of the remediation and related costs.  The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material.  There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

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

The plaintiffs and the codefendant threatened to add GlobalSantaFe as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law.  The single business enterprise doctrine is similar to corporate veil piercing doctrines.  On August 16, 2006, our subsidiary and its immediate parent company, each of which is an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  Later that day, the plaintiffs dismissed our subsidiary from the lawsuit.  Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe and two other subsidiaries in the lawsuit.  The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe were rejected by the Court in Avoyelles Parish, and the lawsuit against the other defendant went to trial on February 19, 2007.  This lawsuit was resolved at trial with a settlement by the codefendant that included a $20 million payment and certain cleanup activities to be conducted by the codefendant.  The codefendant further claimed to receive a right to continue to pursue the original plaintiff’s claims.

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

On March 10, 2010, GlobalSantaFe and the two subsidiaries filed a declaratory judgment action in State District Court in Houston, Texas against the codefendant and the debtors seeking a declaration that GlobalSantaFe and the two subsidiaries had no liability under legal theories advanced by the codefendant.  This action is currently stayed.

On March 11, 2010, the codefendant filed a motion for leave to amend the pending litigation in Avoyelles Parish to add GlobalSantaFe, Transocean Worldwide Inc., its successor and our wholly owned subsidiary, and one of the subsidiaries as well as various additional insurers.  Leave to amend was granted and the amended petition was filed.  An extension to respond for all purposes was agreed until April 28, 2010 for the debtors, GlobalSantaFe, Transocean Worldwide Inc. and the subsidiary.  On April 28, 2010, GlobalSantaFe and its two subsidiaries filed various exceptions seeking dismissal of the Avoyelles Parish lawsuit, which have been denied.  Subsequent to denial, supervisory writs were filed with the Third Circuit Court of Appeals for the State of Louisiana.

On December 15, 2010, as permitted under the existing Case Management Order, GlobalSantaFe and various subsidiaries served third-party demands joining various insurers in the Avoyelles Parish lawsuit seeking insurance coverage for the claims brought against GlobalSantaFe and the various subsidiaries.  On January 27, 2011, one of the recently joined insurers filed pleadings removing the Avoyelles Parish lawsuit to the United States District Court for the Western District of Louisiana, Alexandria Division (the “Western District Action”).  On February 3, 2011, GlobalSantaFe and the two subsidiaries filed motions to dismiss the Western District Action, which are now pending.

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

Index

Executive Officers of the Registrant

We have included the following information, presented as of February 15, 2011, on our executive officers in Part I of this report in reliance on General Instruction (3) to Form 10-K.  The officers of the Company are elected annually by the board of directors.  There is no family relationship between any of the executive officers named below.

		Age as of
Officer	Office	February 15, 2011
Steven L. Newman	President and Chief Executive Officer	46
Arnaud A.Y. Bobillier	Executive Vice President, Asset and Performance	55
John H. Briscoe	Vice President and Controller	53
Nick Deeming	Senior Vice President, General Counsel and Assistant Corporate Secretary	56
Ricardo H. Rosa	Senior Vice President and Chief Financial Officer	54
Ihab Toma	Executive Vice President, Global Business	48

Steven L. Newman is President and Chief Executive Officer and a member of the board of directors of the Company.  Before being named as Chief Executive Officer in March 2010, Mr. Newman served as President and Chief Operating Officer from May 2008 to November 2009 and subsequently as President.  Mr. Newman’s prior senior management roles included Executive Vice President, Performance (November 2007 to May 2008), Executive Vice President and Chief Operating Officer (October 2006 to November 2007), Senior Vice President of Human Resources and Information Process Solutions (May 2006 to October 2006), Senior Vice President of Human Resources, Information Process Solutions and Treasury (March 2005 to May 2006), and Vice President of Performance and Technology (August 2003 to March 2005).  He also has served as Regional Manager for the Asia and Australia Region and in international field and operations management positions, including Project Engineer, Rig Manager, Division Manager, Region Marketing Manager and Region Operations Manager.  Mr. Newman joined the Company in 1994 in the Corporate Planning Department.  Mr. Newman received his Bachelor of Science degree in Petroleum Engineering in 1989 from the Colorado School of Mines and his MBA in 1992 from the Harvard University Graduate School of Business.  Mr. Newman is also a member of the Society of Petroleum Engineers.

Arnaud A.Y. Bobillier is Executive Vice President, Asset and Performance of the Company.  Before being named to his current position in August 2010, Mr. Bobillier served as Executive Vice President, Assets of the Company (March 2008 to August 2010), Senior Vice President of the Company's Europe and Africa Unit, which covers offshore drilling operations in 15 countries (January 2008 to March 2008), Vice President of the Company’s Europe and Africa unit (May 2005 to January 2008) and Regional Manager for the Europe and Africa Region (January 2004 to May 2005).  From September 2001 to January 2004, Mr. Bobillier served as Regional Manager for the Company’s West Africa Region.  He began his career with a predecessor company in 1980 and has served in various management positions in several countries, including the U.S., France, Saudi Arabia, Indonesia, Congo, Brazil, South Africa and China.  Mr. Bobillier received his engineering degree in fluid mechanics and thermodynamics in 1980 from the Ecole Superieure des Techniques de l'Ingenieur de Nancy, France.

John H. Briscoe is Vice President and Controller of the Company.  Before being named to his current position in October 2007, Mr. Briscoe served as Vice President, Audit and Advisory Services (June 2007 to October 2007), Director of Investor Relations and Communications (January 2007 to June 2007) and Finance Director for the Company’s North and South America Unit (June 2005 to January 2007).  Prior to joining the Company in June 2005, Mr. Briscoe served as Ferrellgas Inc.’s Vice President of Accounting (July 2003 to June 2005), Vice President of Administration (June 2002 to July 2003) and Division Controller (June 1997 to June 2002).  Prior to working for Ferrellgas, Mr. Briscoe served as Controller for Latin America for Dresser Industries Inc., which has subsequently been acquired by Halliburton, Inc.  Mr. Briscoe started his career with seven years in public accounting beginning with the firm of KPMG and ending with Ernst & Young as an Audit Manager.  Mr. Briscoe is a certified public accountant and received his Bachelor's degree in Business Administration—Accounting in 1981 from the University of Texas.

Nick Deeming is Senior Vice President, General Counsel and Assistant Corporate Secretary of the Company.  Before being named to this position in February 2011, Mr. Deeming most recently served as Group General Counsel and Secretary of Christie’s International Plc, from 2007 to 2010.  Prior to Christie’s, from 2001 to 2007, Mr. Deeming served as the Chief Legal Officer of Linde Group AG, formerly BOC Group Plc.  Prior to that, from 1999 to 2001, he served as the Chief Legal Officer of Sema Group Plc; from 1990 to 1998, the Group Legal Director of PPP Healthcare Group Plc; from 1986 to 1990, the Group Legal Director of the financial services group Target Group Plc and from 1983 to 1986, the Head of Legal Services of Burmah Oil Exploration.  Mr. Deeming received his law degree in 1977 from Guildhall University, subsequently qualified as a solicitor in 1981 and received his MBA in 1996 from Cranfield University.

Index

Ricardo H. Rosa is Senior Vice President and Chief Financial Officer of the Company.  Before being named to his current position in September 2009, Mr. Rosa served as Senior Vice President of the Company's Europe and Africa Unit, which covers offshore drilling operations in 15 countries (April 2008 to August 2009), Senior Vice President of the Asia and Pacific Unit (January 2008 to March 2008), Vice President of the Asia and Pacific Unit (May 2005 to December 2007), Regional Manager for the Asia Region (June 2003 to April 2005) and Vice President and Controller (December 1999 to May 2003).  Beginning in September 1995, Mr. Rosa was Controller of Sedco Forex Holdings Limited, one of our predecessor companies.  Mr. Rosa received his Master of Arts degree in 1977 from Oxford University and subsequently qualified as a Chartered Accountant with the Institute of Chartered Accountants in England and Wales in 1981.

Ihab Toma is Executive Vice President, Global Business of the Company.  Before being named to his current position in August 2010, Mr. Toma served as Senior Vice President, Marketing and Planning of the Company from August 2009 to August 2010.  Before joining the Company, Mr. Toma served as Vice President, Sales and Marketing for Europe, Africa and Caspian for Schlumberger Oilfield Services from April 2006 to August 2009.  Mr. Toma led Schlumberger’s information solutions business in various capacities, including Vice President, Sales and Marketing, from 2004 to April 2006, prior to which he served in a variety of positions with Schlumberger Ltd., including President of Information Solutions, Vice President of Information Management and Vice President of Europe, Africa and CIS Operations.  He started his career with Schlumberger in 1986.  Mr. Toma received his Bachelor’s degree in Electrical Engineering in 1985 from Cairo University.

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and share prices—Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “RIG,” and effective April 20, 2010, our shares were listed and began trading on the SIX Swiss Exchange (“SIX”) under the symbol “RIGN.”  The following table presents the high and low sales prices of our shares for the periods indicated as reported on the NYSE and the SIX.

	NYSE Stock Price				SIX Stock Price
	2010		2009		2010				2009
	High	Low	High	Low	High		Low		High		Low
First quarter	$94.88	$76.96	$67.17	$46.11	CHF	—	CHF	—	CHF	—	CHF	—
Second quarter	92.67	41.88	85.57	56.75		101.10		49.90		—		—
Third quarter	65.98	44.30	87.22	65.04		64.45		46.54		—		—
Fourth quarter	73.94	61.60	94.44	78.71		72.00		59.15		—		—

On February 15, 2011, the last reported sales price of our shares on the NYSE and the SIX was $79.45 per share and CHF 77.30 per share, respectively.  On such date, there were 8,174 holders of record of our shares and 319,100,641 shares outstanding.

Shareholder matters—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.70, using an exchange rate of USD 1.00 to CHF 0.93 as of the close of trading on December 31, 2010.  The cash distribution would have been calculated and paid in four quarterly installments.  According to the May 2010 shareholder resolution and pursuant to applicable Swiss law, we were required to submit an application to the Commercial Register of the Canton of Zug in relation to each quarterly installment to register the relevant partial par value reduction, together with, among other things, a compliance deed issued by an independent notary public.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of the four partial par value reductions.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  The Administrative Court held that the statutory requirements for the registration of the par value reduction in the commercial register could not be met given the existence of lawsuits filed in the United States related to the Macondo well incident that were served in Switzerland and the reference to such lawsuits in the compliance deed.  The Administrative Court's opinion also held that under these circumstances it was not possible to submit an amended compliance deed.  Based on these considerations, we do not believe that a financial obligation existed for the distribution.

To preserve our rights, on January 24, 2011, we filed an appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court of the Canton of Zug.  On February 11, 2011, our board of directors recommended that shareholders at the May 2011 annual general meeting approve a U.S. dollar-denominated dividend of approximately U.S. $1 billion out of qualifying additional paid-in capital and payable in four quarterly installments.  The board of directors expects that the four payment dates will be set in June 2011, September 2011, December 2011 and March 2012.  The proposed dividend will, among other things, be contingent on shareholders approving at the same meeting a rescission of the 2010 distribution.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believes it is in the best interest of the Company to discontinue with the disputed 2010 distribution and to file a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders have voted on the proposed rescission.  Like distributions to shareholders in the form of a par value reduction dividend distributions out of qualifying additional paid-in capital are not subject to the 35 percent Swiss federal withholding tax.  Dividend distributions out of qualifying additional paid-in capital do not require registration with the Commercial Register of the Canton of Zug.

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

Swiss Income Tax on Dividends and Similar Distributions

A non-Swiss holder will not be subject to Swiss income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder.  However, dividends and similar distributions are subject to Swiss withholding tax”, subject to certain exceptions.  See “—Swiss Withholding Tax—Distributions to Shareholders” and “—Exemption from Swiss Withholding Tax—Distributions to Shareholders.”

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

Swiss Withholding Tax—Distributions to Shareholders

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

Exemption from Swiss Withholding Tax—Distributions to Shareholders

Distributions to shareholders in relation to a reduction of par value are exempt from Swiss withholding tax.  Since January 1, 2011, distributions to shareholders out of qualifying additional paid-in capital for Swiss statutory purposes are also exempt from the Swiss withholding tax.  On December 31, 2010, the aggregate amount of par value and qualifying additional paid-in capital of our outstanding shares was 5.0 billion Swiss francs and 11.4 billion Swiss francs, respectively (which is equivalent to approximately U.S. $5.4 billion and U.S. $12.3 billion, respectively, at an exchange rate as of the close of trading on December 31, 2010 of U.S. $1.00 to 0.93 Swiss francs.)  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

Repurchases of Shares

Repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to the 35 percent Swiss withholding tax.  However, for shares repurchased for capital reduction, the portion of the repurchase price attributable to the par value of the shares repurchased will not be subject to the Swiss withholding tax.  Since January 1, 2011, the portion of the repurchase price that is according to Swiss tax law and practice attributable to the qualifying additional paid-in capital for Swiss statutory reporting purposes of the shares repurchased will also not be subject to the Swiss withholding tax.  We would be required to withhold at such rate the tax from the difference between the repurchase price and the related amount of par value and, since January 2011, the related amount of qualifying additional paid-in capital.  We would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of our shares and pay the withholding tax to the Swiss federal tax authorities.

With respect to the refund of Swiss withholding tax from the repurchase of shares, see “—Refund of Swiss Withholding Tax on Dividends and Other Distributions” below.

In most instances, Swiss companies listed on the SIX carry out share repurchase programs through a second trading line on the SIX.  Swiss institutional investors typically purchase shares from shareholders on the open market and then sell the shares on the second trading line back to the company.  The Swiss institutional investors are generally able to receive a full refund of the withholding tax.  Due to, among other things, the time delay between the sale to the company and the institutional investors’ receipt of the refund, the price companies pay to repurchase their shares has historically been slightly higher (but less than one percent) than the price of such companies’ shares in ordinary trading on the SIX first trading line.  Effective April 20, 2010, we listed our shares on the SIX.  We may repurchase our shares from institutional investors who are generally able to receive a full refund of the Swiss withholding tax via a second trading line on the SIX.  There may not be sufficient liquidity in our shares on the SIX to repurchase the amount of shares that we would like to repurchase using the second trading line on the SIX.  In relation to the U.S. market, we may therefore repurchase such shares using an alternative procedure pursuant to which we repurchase our shares via a "virtual second trading line" from market players (in particular, banks and institutional investors) who are generally entitled to receive a full refund of the Swiss withholding tax.  Currently, our ability to use the “virtual second trading line” will be limited to the share repurchase program currently approved by our shareholders, and any use of the “virtual second trading line” with respect to future share repurchase programs will require approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on either the “virtual second trading line” or, a SIX second trading line without subjecting the selling shareholders to Swiss withholding taxes.  The repurchase of shares for purposes other than for cancellation, such as to retain as treasury shares for use in connection with stock incentive plans, convertible debt or other instruments within certain periods, will generally not be subject to Swiss withholding tax.

Index

Refund of Swiss Withholding Tax on Dividends and Other Distributions

Swiss holders—A Swiss tax resident, corporate or individual, can recover the withholding tax in full if such resident is the beneficial owner of our shares at the time the dividend or other distribution becomes due and provided that such resident reports the gross distribution received on such resident’s income tax return, or in the case of an entity, includes the taxable income in such resident’s income statement.

Non-Swiss holders—If the shareholder that receives a distribution from us is not a Swiss tax resident, does not hold our shares in connection with a permanent establishment or a fixed place of business maintained in Switzerland, and resides in a country that has concluded a treaty for the avoidance of double taxation with Switzerland for which the conditions for the application and protection of and by the treaty are met, then the shareholder may be entitled to a full or partial refund of the withholding tax described above.  The procedures for claiming treaty refunds (and the time frame required for obtaining a refund) may differ from country to country.

Switzerland has entered into bilateral treaties for the avoidance of double taxation with respect to income taxes with numerous countries, including the U.S., whereby under certain circumstances all or part of the withholding tax may be refunded.

U.S. residents—The Swiss-U.S. tax treaty provides that U.S. residents eligible for benefits under the treaty can seek a refund of the Swiss withholding tax on dividends for the portion exceeding 15 percent (leading to a refund of 20 percent) or a 100 percent refund in the case of qualified pension funds.

As a general rule, the refund will be granted under the treaty if the U.S. resident can show evidence of:

▪	beneficial ownership,
▪	U.S. residency, and
▪	meeting the U.S.-Swiss tax treaty’s limitation on benefits requirements.

The claim for refund must be filed with the Swiss federal tax authorities (Eigerstrasse 65, 3003 Bern, Switzerland), not later than December 31 of the third year following the year in which the dividend payments became due.  The relevant Swiss tax form is Form 82C for companies, 82E for other entities and 82I for individuals.  These forms can be obtained from any Swiss Consulate General in the U.S. or from the Swiss federal tax authorities at the above address.  Each form needs to be filled out in triplicate, with each copy duly completed and signed before a notary public in the U.S.  Evidence that the withholding tax was withheld at the source must also be included.

Stamp duties in relation to the transfer of shares—The purchase or sale of our shares may be subject to Swiss federal stamp taxes on the transfer of securities irrespective of the place of residency of the purchaser or seller if the transaction takes place through or with a Swiss bank or other Swiss securities dealer, as those terms are defined in the Swiss Federal Stamp Tax Act and no exemption applies in the specific case.  If a purchase or sale is not entered into through or with a Swiss bank or other Swiss securities dealer, then no stamp tax will be due.  The applicable stamp tax rate is 0.075 percent for each of the two parties to a transaction and is calculated based on the purchase price or sale proceeds.  If the transaction does not involve cash consideration, the transfer stamp duty is computed on the basis of the market value of the consideration.

Index

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 2010	—	$—	—	$3,560
November 2010	107	67.29	—	3,560
December 2010	714	61.67	—	3,560
Total	821	$62.40	—	$3,560
______________________________
(1)
Total number of shares purchased in the fourth quarter of 2010 includes 821 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion (which is equivalent to approximately $3.8 billion at an exchange rate as of the close of trading on December 31, 2010 of USD 1.00 to CHF 0.93).  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through December 31, 2010, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  See “Part I. Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Liquidity—Overview.”

Index

Item 6.           Selected Financial Data

The selected financial data as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 have been derived from the audited consolidated financial statements included in “Item 8.  Financial Statements and Supplementary Data.”  The selected financial data as of December 31, 2008, 2007 and 2006, and for the years ended December 31, 2007 and 2006 has been derived from audited consolidated financial statements not included herein.  The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8.  Financial Statements and Supplementary Data.”

	Years ended December 31,
	2010	2009	2008	2007 (a)	2006
	(In millions, except per share data)

Statement of operations data
Operating revenues	$9,576	$11,556	$12,674	$6,377	$3,882
Operating income	1,866	4,400	5,357	3,239	1,641
Net income	988	3,170	4,029	3,121	1,385
Net income attributable to controlling interest	961	3,181	4,031	3,121	1,385

Earnings per share
Basic	$2.99	$9.87	$12.63	$14.58	$6.31
Diluted	$2.99	$9.84	$12.53	$14.08	$6.10

Balance sheet data (at end of period)
Total assets	$36,811	$36,436	$35,182	$34,356	$11,476
Debt due within one year	2,012	1,868	664	6,172	95
Long-term debt	9,209	9,849	12,893	10,266	3,203
Total equity	21,375	20,559	17,167	13,382	6,836

Other financial data
Cash provided by operating activities	$3,946	$5,598	$4,959	$3,073	$1,237
Cash used in investing activities	(721)	(2,694)	(2,196)	(5,677)	(415)
Cash provided by (used in) financing activities	(961)	(2,737)	(3,041)	3,378	(800)
Capital expenditures	1,411	3,052	2,208	1,380	876
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 10, 2011, we owned, had partial ownership interests in or operated 138 mobile offshore drilling units.  As of this date, our fleet consisted of 47 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 54 Standard Jackups and three Other Rigs.  In addition, we had one Ultra-Deepwater Floater and three High-Specification Jackups under construction.

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

Debt repurchases—Holders of the 1.625% Series A Convertible Senior Notes due 2037 (“Series A Convertible Senior Notes”) had the option to require Transocean Inc., our wholly owned subsidiary and the issuer of the Series A Convertible Senior Notes, to repurchase all or any part of such holder’s notes on December 15, 2010.  As a result, we were required to repurchase an aggregate principal amount of $1,288 million of our Series A Convertible Senior Notes for an aggregate cash payment of $1,288 million.  On January 31, 2011, we redeemed the remaining aggregate principal amount of $11 million of our Series A Convertible Senior Notes for an aggregate cash payment of $11 million.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

During 2010, we also repurchased an aggregate principal amount of $520 million of our 1.50% Series B Convertible Senior Notes due 2037 (“Series B Convertible Senior Notes”) for an aggregate cash payment of $505 million and an aggregate principal amount of $478 million of our 1.50% Series C Convertible Senior Notes due 2037 (“Series C Convertible Senior Notes” and collectively with the Series A Convertible Senior Notes and the Series B Convertible Senior Notes, the “Convertible Senior Notes”) for an aggregate cash payment of $453 million.  In connection with the repurchases, we recognized a loss on retirement of debt of $35 million.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Index

Fleet expansion—In 2010, we completed construction of five Ultra-Deepwater newbuilds, four of which have commenced their respective contracts.  In November 2010, we purchased for $195 million a PPL Pacific Class 400 design High-Specification Jackup to be named Transocean Honor, under construction at PPL Shipyard Pte Ltd. in Singapore.  Delivery of Transocean Honor is expected in the fourth quarter of 2011.  Additionally, in December 2010, we entered into agreements to purchase for $186 million each, two Keppel FELS Super B class design High-Specification Jackups under construction at Keppel FELS yard in Singapore.  Delivery of the two High-Specification Jackups is expected in the fourth quarter of 2012.  See “—Outlook.”

Disposition—Subsequent to December 31, 2010, we completed the sale of the High-Specification Jackup Trident 20 and received net cash proceeds of $262 million.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Macondo well incident—On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig, and the rig has been declared a total loss.  Eleven persons were declared dead and others were injured as a result of the incident.  The incident could ultimately have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Although the rig was operating under a contract which was to extend through September 2013, the total loss of the rig resulted in an automatic termination of the agreement.  At the time of the incident, the backlog associated with the Deepwater Horizon drilling contract was approximately $590 million.  During the year ended December 31, 2010, we received $560 million in cash proceeds from insurance recoveries related to the loss of the drilling unit and, for the year ended December 31, 2010, we recognized a gain on the loss of the rig in the amount of $267 million.  See “—Contingencies—Macondo well incident.”

Impairment of long-lived assets—In the three months ended December 31, 2010, we determined that the Standard Jackup asset group in our contract drilling services reporting unit was impaired due to projected declines in dayrates and utilization for this asset group, and we recognized a loss on impairment of $1.0 billion.  See “—Results of Operations” and “—Critical Accounting Policies and Estimates.”

Exchange listing—Effective April 20, 2010, our shares began trading on the SIX Swiss Exchange under the symbol “RIGN.”  Our shares also continue to be listed on the New York Stock Exchange under the symbol “RIG.”

Share repurchase program—As of December 31, 2010, we had repurchased a total of 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Distribution—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.70, using an exchange rate of USD 1.00 to CHF 0.93 as of the close of trading on December 31, 2010.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of four partial par value reductions.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  On January 24, 2011, we filed an appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court of the Canton of Zug.  On February 11, 2011, the board of directors recommended that shareholders at the May 2011 annual general meeting approve a United States (“U.S.”) dollar-denominated dividend of approximately U.S. $1 billion out of qualifying additional paid-in capital and payable in four quarterly installments.  The proposed dividend will, among other things, be contingent on shareholders approving at the same meeting a rescission of the 2010 distribution.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believes it is in the best interest of the Company to discontinue with the disputed 2010 distribution and to file a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders have voted on the proposed rescission.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Outlook

Drilling market—We expect utilization to remain steady or improve over the next few quarters for the High-Specification Jackup and Midwater Floater fleets due to increasing oil and gas prices as a result of the improved global economic outlook.  We expect this favorable commodity pricing to result in contracting opportunities for all classes within our drilling fleet for 2011.  However, considering the potential impact on capacity in 2011 resulting from uncontracted newbuilds and existing units entering or available in the market, coupled with the continued uncertainties surrounding the enhanced regulations in the U.S. Gulf of Mexico, it is difficult to project the levels of utilization.  Consequently, we do not believe that the increased tendering activity we are currently experiencing will lead to a corresponding increase in dayrates for any asset category in the short term, and we may experience declines in dayrates for our Standard Jackups.

As of February 10, 2011, our contract backlog had declined to $24.0 billion from $26.1 billion as of October 14, 2010 and $31.2 billion as of December 31, 2009.  Although we are currently engaged in advanced discussions with customers on several additional opportunities, our backlog may continue to decline if we are unable to obtain new contracts for our rigs that sufficiently replace existing backlog as it is consumed over time or if any contracts are terminated.

Index

On May 30, 2010, the U.S. government implemented a moratorium on certain drilling activities in the U.S. Gulf of Mexico.  On October 12, 2010, the U.S. government lifted the moratorium.  In order to obtain new drilling permits and resume drilling activities, operators must submit applications that demonstrate compliance with enhanced regulations which now require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  On January 3, 2011, the U.S. government allowed the resumption of drilling under permits issued prior to the moratorium with the stipulation that operators must first comply with the recommendations of independent third-party inspections of well control equipment.  We are working in close consultation with our customers to review and implement the new rules and requirements and, although, as of February 10, 2011, five rigs have resumed operations under permits issued before the moratorium, no new permits have been issued.  Some customers have also elected to voluntarily implement the requirement for third-party inspections and certification on equipment operating outside the U.S. Gulf of Mexico, and the application of and compliance with these enhanced requirements has caused and may continue to cause additional out of service time.  At the time the moratorium was implemented, we had 14 rigs under contract in the U.S. Gulf of Mexico.  As of February 10, 2011, we had 12 rigs under contract in the U.S. Gulf of Mexico.  While the moratorium was in effect, two rigs were moved, at the customers’ election, to locations outside the U.S. Gulf of Mexico and additional rigs may be relocated by our customers.  We are unable to predict, with certainty, the impact that the enhanced regulations will have on our operations.  The backlog associated with the contracts for our remaining rigs in the U.S. Gulf of Mexico was $6.6 billion as of February 10, 2011, of which $2.2 billion could be lost if our customers are legally permitted to and choose to exercise their termination rights under certain contracts.

While the moratorium was in place, several customers either declared force majeure or indicated that they may declare force majeure under their respective contracts.  We do not believe that a force majeure event existed as a result of the drilling moratorium nor do we believe that the enhanced regulations in effect following the moratorium amount to a force majeure event under the drilling contracts for the rigs in the U.S. Gulf of Mexico.  We cannot predict if customers may continue to assert claims of force majeure as a result of the new regulations.  If an actual force majeure event occurs, as determined under the applicable drilling contract, these agreements generally allow for a period of 30 to 60 days during which the rig will earn a force majeure rate, which is generally between 85 percent and 100 percent of the contracted dayrate.  Following this period, and in some cases subject to a notice or waiting period, either we or the customer may terminate the contract.  In some contracts, we have the right to further extend the contract for a period of time by electing to continue the contract at a zero dayrate, thereby retaining the backlog associated with the contract for possible recognition in a later period.  Some drilling contracts for rigs in the U.S. Gulf of Mexico include early termination provisions that require the payment of the contractual dayrate for the remaining term of the contract upon termination for force majeure either in a lump sum or over an extended term.  We have, in some instances, negotiated and may continue to negotiate or extend special standby rates with some of our customers under our drilling contracts for rigs in the U.S. Gulf of Mexico.  These special standby rates are significantly lower than the regular contract dayrate and apply during periods when the customer is prevented from performing drilling operations for reasons beyond the customer’s control.  For every day on special standby rate, the contract term of the applicable contract is extended by an equal number of days.

Fleet status—The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.  As of February 10, 2011, the uncommitted fleet rates for the remainder of 2011, 2012, 2013 and 2014 are as follows:

	Years ending December 31,
	2011	2012	2013	2014
Uncommitted fleet rate
High-Specification Floaters	16%	27%	42%	68%
Midwater Floaters	57%	79%	91%	92%
High-Specification Jackups	58%	88%	100%	100%
Standard Jackups	70%	85%	93%	98%

As of February 10, 2011, we have 12 existing contracts with fixed-price or capped options that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we expect that a number of these options will not be exercised by our customers in 2011.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet has one remaining Ultra-Deepwater Floater with availability in 2011.  Subletting of certain units in our High-Specification Floater fleet had minimal impact on our operations in 2010, but we cannot be certain of the impact on our operations in 2011 and beyond.  As of February 10, 2011, we had 39 of our 48 current and future High-Specification Floaters, including all of our newbuilds, contracted through the end of 2011, and 39 of 48 rigs in this fleet, including all of our newbuilds, contracted beyond 2011.  We believe continued exploration successes in the major deepwater offshore provinces will generate additional demand and should support our long-term positive outlook for our High-Specification Floater fleet.

Index

Midwater Floaters—For our Midwater Floater fleet, which includes 25 semisubmersible rigs, customer interest has remained steady, and we expect to see a near-term increase in activity in the U.K. and India.  We have executed several contracts for our Midwater Floater fleet for short-term work in the fourth quarter of 2010 and the first quarter of 2011.  We believe the recent tendering activity, although generally for short-term work, may result in our active rigs working beyond their current contracts on a well-to-well basis.  Market utilization for this fleet, however, may face challenges from the available moored Deepwater Floaters potentially competing in the midwater market sector and additional capacity resulting from the enhanced regulations in the U.S. Gulf of Mexico.

High-Specification Jackups—The High-Specification Jackup fleet is experiencing increased interest from customers, and we expect utilization to improve during 2011.  Tendering activity strengthened during the fourth quarter of 2010 and early 2011, and should result in new contracting opportunities for this fleet.  In the fourth quarter of 2010, we purchased a PPL Pacific Class 400 design High-Specification Jackup under construction, to be named Transocean Honor, with an expected delivery in the fourth quarter of 2011.  We are actively marketing the rig, and based on customer interest, we expect to sign a contract prior to delivery.  Additionally, we entered into construction agreements for two Keppel FELS Super B class design High-Specification Jackups with expected deliveries in the fourth quarter of 2012.  As of February 10, 2011, we had two of our existing 10 High-Specification Jackups stacked.

Standard Jackups—Considering the number of units currently stacked, the increasing customer preference for high-specification capable units and the lack of customer demand for standard jackups, we expect dayrates for our Standard Jackup fleet to decline in the near term as contracts are renewed or completed.  However, if the increasing demand for high-specification capable units exceeds the number of available units in that fleet for the first half of 2011, new opportunities may emerge for our Standard Jackups.  As of February 10, 2011, we had 26 of our 54 Standard Jackups stacked, including one that was held for sale.  In the first quarter of 2011, we expect a few more of our Standard Jackups to be stacked, but we also expect to reactivate a few of our Standard Jackups that require minimal reactivation costs during 2011.

Operating results—For the year ending December 31, 2011 compared to the year ended December 31, 2010, we expect our total revenues to be higher primarily due to the increased drilling activity associated with our newbuilds delivered in 2010 and 2011 and lower planned out-of-service time for shipyard, maintenance and repair projects, partially offset by reduced revenues resulting from lower dayrates and the reduced drilling activity resulting from our stacked and idle rigs.  We are unable to predict, with certainty, the full impact that the enhanced regulations, described under “—Drilling market”, will have on our operations in 2011 and beyond.  We have negotiated special standby rates with four of our customers under our drilling contracts for rigs in the U.S. Gulf of Mexico.  These special standby rates are significantly lower than the regular contract dayrates and apply only during periods when the customer is prevented from performing drilling operations.  For every day on special standby rate, the contract term of the applicable contract is extended by an equal number of days.

For the year ending December 31, 2011 compared to the year ended December 31, 2010, we expect our total operating and maintenance expenses to be higher primarily due to the increased drilling activity of our newbuilds delivered in 2010 and 2011 and higher shipyard and maintenance expense in 2011.  These increases are expected to be partially offset by the reduced drilling activity associated with our stacked rigs.  Our projected operating and maintenance expenses for the year ending December 31, 2011 remain uncertain and could be affected by actual activity levels, rig reactivations, the enhanced regulations described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation as well as other factors.

Although we are unable to estimate the full impact that the Macondo well incident will have on our business, the incident could ultimately have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  For the year ended December 31, 2010, incremental costs associated with the Macondo well incident, recorded in operating and maintenance expense, were $137 million, including $65 million associated with our insurance deductibles, $26 million resulting from higher insurance premiums, $22 million of additional legal expenses related to lawsuits and investigations, net of insurance recoveries, and $24 million of additional costs primarily related to our internal investigation of the Macondo well incident, including consultant costs, travel costs and other miscellaneous costs.  For the year ending December 31, 2011, we expect incremental operating costs and expenses related to the Macondo well incident to be approximately $100 million, primarily due to legal expenses for lawsuits and investigations, net of insurance recoveries.  See “—Contingencies—Insurance matters” and “Part I., Item 1A.  Risk Factors.”

At December 31, 2010, the carrying amount of our property and equipment was $21.5 billion, representing 58 percent of our total assets, and the carrying amount of our goodwill was $8.1 billion, representing 22 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill when events and circumstances indicate that the fair value of a reporting unit falls below its carrying amount.  In the three months ended December 31, 2010, we determined that the Standard Jackup asset group in our contract drilling services reporting unit was impaired due to projected declines in dayrates and utilization for this asset group, and we recognized a loss on impairment of $1.0 billion (see “—Results of Operations” and “—Critical Accounting Policies and Estimates”).  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience further declines in actual or anticipated dayrates, we may be required to recognize additional losses in future periods as a result of an impairment of the carrying amount of one or more of our asset groups.  Additionally, we may be required to recognize losses on impairment of goodwill if we determine that the fair value of our contract drilling services reporting unit has declined below its carrying amount.  See “—Critical Accounting Policies and Estimates” and “Part I., Item 1A.  Risk Factors.”

Index

Performance and Other Key Indicators

Contract backlog—The following table presents our contract backlog, including firm commitments only, for our contract drilling services segment as of February 10, 2011, October 14, 2010 and December 31, 2009.  Firm commitments are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.  The contractual operating dayrate may be higher than the actual dayrate we receive or we may receive other dayrates included in the contract, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate.  The contractual operating dayrate may also be higher than the actual dayrate we receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

	February 10, 2011	October 14, 2010	December 31, 2009
Contract backlog	(in millions)
High-Specification Floaters	$20,956	$22,107	$25,704
Midwater Floaters	1,912	2,320	3,412
High-Specification Jackups	129	335	374
Standard Jackups	936	1,251	1,601
Other Rigs	47	55	80
Total	$23,980	$26,068	$31,171

We have 12 rigs under contract and operating in the U.S. Gulf of Mexico.  The backlog associated with the contracts relating to these rigs was $6.6 billion as of February 10, 2011, of which $2.2 billion could be lost if our customers are legally permitted to and choose to exercise their termination rights under certain contracts.

Although Deepwater Horizon was operating under a contract, which was to extend through September 2013, the total loss of the rig resulted in an automatic termination of the agreement.  At the time of the Macondo well incident, the backlog associated with the Deepwater Horizon drilling contract was approximately $590 million.

The firm commitments that comprise the contract backlog for our contract drilling services segment are presented in the following table along with the associated average contractual dayrates measured at February 10, 2010.  The actual amounts of revenues earned and the actual periods during which revenues are earned will differ from the amounts and periods shown in the tables below due to various factors, including shipyard and maintenance projects, unplanned downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate.  Additional factors that could affect the amount and timing of actual revenue to be recognized and timing include customer liquidity issues and contract terminations, which are available to our customers under certain circumstances.  The contract backlog average contractual dayrate is defined as the contracted operating dayrate to be earned per revenue earning day in the period.  A revenue earning day is defined as a day for which a rig earns a dayrate during the firm contract period after commencement of operations.

	For the years ending December 31
	Total	2011	2012	2013	2014	Thereafter
Contract backlog	(In millions, except average dayrates)
High-Specification Floaters	$20,956	$5,710	$5,660	$4,511	$2,503	$2,572
Midwater Floaters	1,912	949	545	170	98	150
High-Specification Jackups	129	104	25	—	—	—
Standard Jackups	936	536	241	112	38	9
Other Rigs	47	23	24	—	—	—
Total contract backlog	$23,980	$7,322	$6,495	$4,793	$2,639	$2,731

Average contractual dayrates	Total	2011	2012	2013	2014	Thereafter
High-Specification Floaters	$466,000	$471,000	$472,000	$476,000	$466,000	$429,000
Midwater Floaters	318,000	325,000	342,000	294,000	268,000	268,000
High-Specification Jackups	103,000	103,000	100,000	—	—	—
Standard Jackups	97,000	107,000	89,000	82,000	81,000	78,000
Other Rigs	72,000	72,000	72,000	—	—	—
Total fleet average	$383,000	$342,000	$385,000	$420,000	$425,000	$410,000

Index

Fleet average daily revenue—The following table presents the average daily revenue for our contract drilling services segment for each of the quarters ended December 31, 2010, September 30, 2010 and December 31, 2009.

	Three months ended
	December 31, 2010	September 30, 2010	December 31, 2009
Average daily revenue (a) (b)
High-Specification Floaters
Ultra-Deepwater Floaters	$435,900	$422,800	$486,200
Deepwater Floaters	$395,600	$365,600	$346,600
Harsh Environment Floaters	$366,800	$414,100	$405,800
Total High-Specification Floaters	$414,500	$403,900	$425,900
Midwater Floaters	$298,500	$328,400	$325,100
High-Specification Jackups	$162,600	$138,100	$175,100
Standard Jackups	$110,600	$113,200	$147,300
Other Rigs	$73,000	$72,900	$72,300
Total fleet average daily revenue	$276,600	$271,200	$295,700
______________________________
(a)
Average daily revenue is defined as contract drilling revenue earned per revenue earning day.  A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.  Stacking rigs, such as Midwater Floaters, High-Specification Jackups and Standard Jackups, has the effect of increasing the average daily revenue since these rig types are typically contracted at lower dayrates compared to the High-Specification Floaters.  Average daily revenue includes our rigs that are operating on standby rates in the U.S. Gulf of Mexico.

(b)
Calculation excludes results for Joides Resolution, a drillship engaged in scientific geological coring activities that is owned by an unconsolidated joint venture in which we have a 50 percent interest and for which we apply the equity method of accounting.

Utilization—The following table presents the utilization for our contract drilling services segment for each of the quarters ended December 31, 2010, September 30, 2010 and December 31, 2009.

	Three months ended
	December 31, 2010	September 30, 2010	December 31, 2009
Utilization (a) (b)
High-Specification Floaters
Ultra-Deepwater Floaters	76%	77%	91%
Deepwater Floaters	58%	65%	88%
Harsh Environment Floaters	92%	93%	83%
Total High-Specification Floaters	71%	75%	89%
Midwater Floaters	68%	73%	69%
High-Specification Jackups	38%	61%	53%
Standard Jackups	46%	52%	57%
Other Rigs	48%	50%	50%
Total fleet average utilization	58%	64%	69%
______________________________
(a)
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

Index

Results of Operations

Historical 2010 compared to 2009

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Years ended December 31,
	2010	2009	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	31,713	39,085	(7,372)	(19)%
Utilization	63%	80%	n/a	n/m
Average daily revenue	$282,700	$271,400	$11,300	4%

Contract drilling revenues	$8,967	$10,607	$(1,640)	(15)%
Contract drilling intangible revenues	98	281	(183)	(65)%
Other revenues	511	668	(157)	(24)%
	9,576	11,556	(1,980)	(17)%
Operating and maintenance expense	(5,119)	(5,140)	21	—%
Depreciation, depletion and amortization	(1,589)	(1,464)	(125)	9%
General and administrative expense	(247)	(209)	(38)	18%
	(6,955)	(6,813)	(142)	2%
Loss on impairment	(1,012)	(334)	(678)	n/m
Gain (loss) on disposal of assets, net	257	(9)	266	n/m
Operating income	1,866	4,400	(2,534)	(58)%
Other income (expense), net
Interest income	23	5	18	n/m
Interest expense, net of amounts capitalized	(567)	(484)	(83)	17%
Loss on retirement of debt	(33)	(29)	(4)	14%
Other, net	10	32	(22)	(69)%
Income before income tax expense	1,299	3,924	(2,625)	(67)%
Income tax expense	(311)	(754)	443	(59)%
Net income	988	3,170	(2,182)	(69)%
Net income (loss) attributable to noncontrolling interest	27	(11)	38	n/m
Net income attributable to controlling interest	$961	$3,181	$(2,220)	(70)%
______________________________
“n/a” means not applicable.
“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009 as follows:  (a) approximately $1.4 billion due to reduced drilling activity, as a greater number of rigs were stacked or idle, (b) approximately $520 million due to higher out-of-service time for shipyard, mobilization, maintenance and repair projects, (c) approximately $305 million due to special standby rates in effect during and subsequent to the U.S. Gulf of Mexico drilling moratorium and (d) approximately $120 million from the lost revenues associated with the Deepwater Horizon contract.  These decreases in revenues were partially offset by increased revenues of approximately $890 million associated with our newbuilds that commenced operations during 2009 and 2010.

Contract drilling intangible revenues declined for the year ended December 31, 2010, compared to the year ended December 31, 2009, due to completion of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe.  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to reduced integrated services activity of $127 million and lower reimbursable revenues of $41 million.  These reductions were partially offset by increased revenues of approximately $11 million associated with our other operations segment.

Costs and expenses—Operating and maintenance expenses decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009 as follows: (a) approximately $400 million resulting from lower utilization, (b) approximately $110 million due to reduced litigation settlement expense, (c) approximately $105 million due to reduced activities in our integrated services operations and (d) approximately $40 million related to the sale of our ownership interest in two rigs.  These reductions were partially offset by $260 million of expenses resulting from our newbuilds that commenced operations during 2009 and 2010, approximately $225 million of expense due to increased shipyard and maintenance projects and $137 million of costs associated with the Macondo well incident, net of insurance recoveries.

Index

Depreciation, depletion and amortization increased primarily due to $84 million of additional expense related to the commencement of operations of five newbuilds in late 2009, $32 million related to the commencement of operations of four newbuilds in 2010, $21 million due to accelerated depletion of our oil and gas properties during 2010 and $22 million due to normal operations of our contract drilling services.  Partially offsetting the increase was $20 million of reduced depreciation related to the extension of useful lives of five rigs in 2010, $6 million related to the loss of Deepwater Horizon, and $6 million related to the stacking of rigs.

In the year ended December 31, 2010, we determined that the Standard Jackups asset group in our contract drilling services reporting unit was impaired due to projected declines in dayrates and utilization for this asset group, and we recognized a loss on impairment of $1.0 billion.  During the year ended December 31, 2009, GSF Arctic II and GSF Arctic IV, both previously classified as assets held for sale, were impaired due to the global economic downturn and pressure on commodity prices, both of which have had an adverse effect on our industry, and we recognized a loss on impairment of $279 million.  Additionally, during the year ended December 31, 2009, we recognized losses on the impairment of the intangible assets associated with our drilling management services reporting unit in the aggregate amount of $55 million.

During the year ended December 31, 2010, we recognized a net gain on disposal of assets of $257 million, including a $267 million gain on insurance recoveries for the loss of Deepwater Horizon that exceeded the carrying amount of the rig.  Partially offsetting the gain was a loss of $15 million related to the sale of GSF Arctic II and GSF Arctic IV.  During the year ended December 31, 2009, we recognized a net loss of $9 million related to sales of rigs and other property and equipment.

Other income and expense—Interest income increased in the year ended December 31, 2010 compared to 2009, primarily due to higher average cash balances.

Interest expense increased in the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to a $93 million reduction in interest capitalized for our newbuild projects, $33 million of increased interest expense associated with the Petrobras 10000 capital lease and $33 million of increased interest expense associated with additional borrowings and debt issued subsequent to December 31, 2009.  Partially offsetting these increases was $76 million associated with debt repaid or repurchased subsequent to 2009.

In the year ended December 31, 2010, we recognized losses on retirement of debt of $35 million primarily related to repurchases of the Series B Convertible Senior Notes and Series C Convertible Senior Notes and recognized a gain on debt retirement of $2 million related to the termination of the GSF Explorer capital lease obligation.  In the year ended December 31, 2009, we recognized a loss on retirement of debt of $29 million primarily related to repurchases of the Series A Convertible Senior Notes.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The annual effective tax rates at December 31, 2010 and 2009 were 13.8 percent and 16.0 percent, respectively, based on income before income taxes, after excluding certain items, such as losses on impairment, net gains on disposal of assets, costs for litigation matters, and the gain resulting from insurance recoveries on the loss of Deepwater Horizon.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the years ended December 31, 2010 and December 31, 2009, the impact of the various discrete period tax items was a net tax expense of $15 million and $54 million, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 23.9 percent and 19.2 percent on income before income tax expense for the years ended December 31, 2010 and 2009, respectively.

There is little to no expected relationship between our provision for income taxes and income before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  With respect to the annual effective tax rate calculation for the year ended December 31, 2010, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India and Nigeria.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include the U.K., Brazil and the U.S.

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

Index

Historical 2009 compared to 2008

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Years ended December 31,
	2009	2008	Change	% Change
	(In millions, except day amounts and percentages)

Revenue earning days	39,085	44,761	(5,676)	(13)%
Utilization	80%	90%	n/a	n/m
Average daily revenue	$271,400	$240,300	$31,100	13%

Contract drilling revenues	$10,607	$10,756	$(149)	(1)%
Contract drilling intangible revenues	281	690	(409)	(59)%
Other revenues	668	1,228	(560)	(46)%
	11,556	12,674	(1,118)	(9)%
Operating and maintenance expense	(5,140)	(5,355)	215	(4)%
Depreciation, depletion and amortization	(1,464)	(1,436)	(28)	2%
General and administrative expense	(209)	(199)	(10)	5%
	(6,813)	(6,990)	177	3%
Loss on impairment	(334)	(320)	(14)	4%
Gain (loss) on disposal of assets, net	(9)	(7)	(2)	29%
Operating income	4,400	5,357	(957)	(18)%
Other income (expense), net
Interest income	5	32	(27)	(84)%
Interest expense, net of amounts capitalized	(484)	(640)	156	(24)%
Loss on retirement of debt	(29)	(3)	(26)	n/m
Other, net	32	26	6	23%
Income before income tax expense	3,924	4,772	(848)	18%
Income tax expense	(754)	(743)	(11)	1%
Net income	3,170	4,029	(859)	(21)%
Net loss attributable to noncontrolling interest	(11)	(2)	(9)	n/m
Net income attributable to controlling interest	$3,181	$4,031	$(850)	(21)%
______________________________
“n/a” means not applicable.
“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 as follows: (a) approximately $1.1 billion due to reduced drilling activity, as a greater number of rigs were stacked or idle and (b) approximately $70 million due to sales of rigs.  These decreases were partially offset by approximately $755 million resulting from an increase in average daily revenue and approximately $260 million of revenues associated with our newbuilds that commenced operations during 2009.  Our average daily revenue increases as we commence operations under new contracts that offer higher dayrates and as our newbuilds commence operations.

Contract drilling intangible revenues declined for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to completion of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe.  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to reduced activity in our other operations segment.

Costs and expenses—Operating and maintenance expenses decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 as follows: (a) approximately $465 million due to reduced activity in our other operations segment and (b) approximately $220 million due to lower utilization.  These decreases were partially offset by approximately $250 million of expense due to increased shipyard and maintenance repairs, approximately $115 million in provisions associated with litigation settlements in 2009 and approximately $90 million of expenses resulting from our newbuilds, which commenced operations during 2009.

Index

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

Other income and expense—Interest income decreased primarily due to reduced average cash balances and reduced interest rates on cash investments.

Interest expense decreased primarily due to $131 million associated with debt repaid or repurchased, $34 million associated with reduced borrowings under our commercial paper program and $35 million associated with increased interest capitalized for our newbuild projects.  Partially offsetting the decrease was $40 million of interest expense associated with the commencement of the Petrobras 10000 capital lease and additional borrowings under our Transocean Pacific Drilling Inc. (“TPDI”) Credit Facilities and Angola Deepwater Drilling Company Limited (“ADDCL”) Credit Facilities in 2009.

In the year ended December 31, 2009, we recognized losses on retirement of debt of $29 million primarily related to repurchases of the Series A Convertible Senior Notes.  In the year ended December 31, 2008, we recognized a loss on retirement of debt of $3 million related to the early termination of the Bridge Loan Facility.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The estimated annual effective tax for the years ended December 31, 2009 and 2008 was 16.0 percent and 14.4 percent, respectively, based on projected 2009 and 2008 annual income before income tax expense after adjusting for certain items such as losses on impairment, losses on litigation matters, losses on retirement of debt and merger-related costs.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  In the year ended December 31, 2009 and 2008, the impact of the various discrete period tax items was a net tax expense of $54 million and a net tax benefit of $2 million, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 19.2 percent and 15.6 percent on income before income tax expense for the year ended December 31, 2009 and 2008, respectively.

There is little to no expected relationship between our provision for income taxes and income before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  With respect to the annual effective tax rate calculation for the year ended December 31, 2010, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India and Nigeria.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include the U.K., Trinidad Brazil and the U.S.

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

Index

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash during the year ended December 31, 2010 were our cash flows from operating activities, proceeds from the issuance in September 2010 of our 4.95% Senior Notes and our 6.50% Senior Notes and the receipt of insurance proceeds of $560 million following the total loss of Deepwater Horizon.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, repurchases of our Convertible Senior Notes and repurchases of shares under our share repurchase program.  At December 31, 2010, we had $3.4 billion in cash and cash equivalents.

	Years ended December 31,
	2010	2009	Change
	(In millions)
Cash flows from operating activities
Net income	$988	$3,170	$(2,182)
Amortization of drilling contract intangibles	(98)	(281)	183
Depreciation, depletion and amortization	1,589	1,464	125
Loss on impairment	1,012	334	678
(Gain) loss on disposal of assets, net	(257)	9	(266)
Other non-cash items	303	468	(165)
Changes in operating assets and liabilities, net	409	434	(25)
	$3,946	$5,598	$(1,652)

Net cash provided by operating activities decreased primarily due to less cash generated from net income, after adjusting for non-cash items largely related to a loss on impairment to our Standard Jackup asset group and a gain on the loss of Deepwater Horizon during the year ended December 31, 2010.

	Years ended December 31,
	2010	2009	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(1,411)	$(3,052)	$1,641
Proceeds from disposal of assets, net	60	18	42
Proceeds from insurance recoveries for loss of drilling unit	560	—	560
Proceeds from payments on notes receivables	37	—	37
Proceeds from short-term investments	37	564	(527)
Purchases of short-term investments	—	(269)	269
Joint ventures and other investments, net	(4)	45	(49)
	$(721)	$(2,694)	$1,973

Net cash used in investing activities decreased primarily due to reduced capital expenditures, as five of our Ultra-Deepwater Floaters were under construction during the year ended December 31, 2010 compared to 10 of our Ultra-Deepwater Floaters that were under construction during the year ended December 31, 2009.  In addition, net cash used in investing activities declined as a result of the proceeds from insurance recoveries for the loss of Deepwater Horizon in the year ended December 31, 2010.  These reductions of net cash used in investing activities were partially offset by reduced proceeds from, and net of purchases of, short-term investments as a result of diminished investing activity in marketable securities during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Index

	Years ended December 31,
	2010	2009	Change
	(In millions)
Cash flows from financing activities
Change in short-term borrowings, net	$(193)	$(382)	$189
Proceeds from debt	2,054	514	1,540
Repayments of debt	(2,565)	(2,871)	306
Purchases of shares held in treasury	(240)	—	(240)
Financing costs	(15)	(2)	(13)
Proceeds from (taxes paid for) share-based compensation plans, net	(1)	17	(18)
Excess tax benefit from share-based compensation plans	1	2	(1)
Other, net	(2)	(15)	13
	$(961)	$(2,737)	$1,776

Net cash used in financing activities decreased primarily due to increased proceeds from borrowing and issuing debt and reduced cash used to repay or repurchase debt during the year ended December 31, 2010 compared to the year ended December 31, 2009.  Partially offsetting this net reduction of cash used in financing activities was an increase of cash used to repurchase our shares in the year ended December 31, 2010 with no comparable activity during the year ended 2009.

Index

Drilling fleet

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

Capital expenditures, including capitalized interest of $89 million, totaled $1.4 billion during the year ended December 31, 2010, substantially all of which related to our contract drilling services segment.  Having completed nine of our 13 newbuild projects in the year ended December 31, 2010, the following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our major construction and conversion projects (in millions):

	Total costs through December 31, 2010	Expected costs for the year ending December 31, 2011	Estimated costs thereafter	Total estimated costs at completion
Discoverer India (a)	$744	$—	$—	$744
Deepwater Champion (b)	733	27	—	760
Discoverer Luanda (a) (c)	709	—	—	709
Discoverer Inspiration (a)	679	—	—	679
Dhirubhai Deepwater KG2 (a) (d)	677	—	—	677
Transocean Honor (e)	97	98	—	195
High-Specification Jackup TBN1 (f)	9	102	75	186
High-Specification Jackup TBN2 (f)	9	102	75	186
Capitalized interest	273	30	21	324
Mobilization costs	100	36	26	162
Total	$4,030	$395	$197	$4,622
______________________________
(a)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of December 31, 2010.
(b)	These costs include our initial investment in Deepwater Champion of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe in November 2007.
(c)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  ADDCL is responsible for all of these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(d)
The costs for Dhirubhai Deepwater KG2 represent 100 percent of TPDI’s expenditures, including those incurred prior to our investment in the joint venture.  TPDI is responsible for all of these costs.  We hold a 50 percent interest in TPDI, and Pacific Drilling holds the remaining 50 percent interest.

(e)
In November 2010, we made an initial installment payment of $97 million to purchase a PPL Pacific Class 400 design jackup, to be named Transocean Honor, for $195 million.  The High-Specification Jackup is under construction at PPL Shipyard Pte Ltd. in Singapore and is expected for delivery in the fourth quarter of 2011.

(f)
In December 2010, we made initial installment payments of $9 million each, to purchase two Keppel FELS Super B class design jackups for $186 million each.  The two High-Specification Jackups under construction at Keppel FELS yard in Singapore and are expected for delivery in the fourth quarter of 2012.

During 2011, we expect capital expenditures to be approximately $1.1 billion, including approximately $440 million of cash capital costs for our major construction projects.  The level of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory requirements and the level of capital expenditures requested by our customers for which they agree to reimburse us.

As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment for enhanced regulations and the market demand for components and resources required for drilling unit construction.  See “Item 1A. Risk Factors—Risks related to our business—Our shipyard projects and operations are subject to delays and cost overruns.”

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the Five-Year Revolving Credit Facility (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings.  We intend to fund the cash requirements of our joint ventures for capital expenditures in connection with newbuild construction through their respective credit facilities.  The economic conditions could impact the availability of these sources of funding.  See “Item 1A. Risk Factors—Risks related to our business—Worldwide financial and economic conditions could have a material adverse effect on our revenue, profitability and financial position.”

Index

During the year ended December 31, 2010, we acquired GSF Explorer, an asset formerly held under capital lease, in exchange for a cash payment of $15 million, thereby terminating the capital lease obligation.

In November 2010, we reached an agreement to purchase for $195 million a PPL Pacific Class 400 design jackup, to be named Transocean Honor, under construction at PPL Shipyard Pte Ltd. in Singapore.  Delivery of the High-Specification Jackup is expected in the fourth quarter of 2011.  Additionally, in December 2010, we reached an agreement to purchase for $186 million each, two Keppel FELS Super B class design High-Specification Jackups under construction at Keppel FELS yard in Singapore.  Delivery of these two High-Specification Jackups is expected in the fourth quarter of 2012.

Dispositions—From time to time, we may review possible dispositions of drilling units.  During the year ended December 31, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million.  We operated GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel until November 2010.  As a result of the sale, we recognized a loss on disposal of assets in the amount of $15 million for the year ended December 31, 2010.

In December 2010, we entered into an agreement to sell our Standard Jackup Transocean Mercury and related equipment.  As of December 31, 2010, Transocean Mercury had a net carrying amount of less than $1 million, recorded in assets held for sale on our consolidated balance sheet.  Subsequent to December 31, 2010, we completed the sale of the High-Specification Jackup Trident 20 and received net cash proceeds of $262 million.

Deepwater Horizon—On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  The rig’s insured value was $560 million, which was not subject to a deductible, and our insurance underwriters declared the vessel a total loss.  During the year ended December 31, 2010, we received $560 million in cash proceeds from insurance recoveries related to the loss of the drilling unit and, for the year ended December 31, 2010, we recognized a gain on the loss of the rig in the amount of $267 million.

Sources and Uses of Liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, bank credit agreements and proceeds from asset sales to fulfill anticipated obligations such as scheduled debt maturities or other payments, repayment of debt due within one year, including the expected repurchase of any Series B Convertible Senior Notes that the noteholders may require us to repurchase in December 2011, capital expenditures, shareholder-approved distributions and working capital needs.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce other debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.  From time to time, we may also use borrowings under bank lines of credit and under our commercial paper program to maintain liquidity for short-term cash needs.

In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.70, using an exchange rate of USD 1.00 to CHF 0.93 as of the close of trading on December 31, 2010.  See “—Distribution.”  In May 2009, our shareholders approved, and our board of directors subsequently authorized management to implement, a program to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.6 billion at an exchange rate as of the close of business on February 15, 2011 of USD 1.00 to CHF 0.97.  See “—Share repurchase program.”

On June 28, 2010, we received a letter from the U.S. Department of Justice (“DOJ”) asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  We have engaged in discussions with the DOJ and have responded to their document requests, and we expect these discussions to continue.  We can give no assurance that the DOJ investigation and other matters arising out of the Macondo well incident will not adversely affect our liquidity in the future.

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

Index

Notes receivable—In connection with our disposal of GSF Arctic II and GSF Arctic IV in January 2010, we received two notes in the aggregate amount of $165 million.  The notes bear a fixed interest rate of nine percent and require scheduled quarterly installments of principal and interest with a final payment in 2015.  The vessels are pledged as security for the payment and performance of obligations under the notes.  See “—Drilling fleet—Dispositions.”

Bank credit agreements—We have a $2.0 billion five-year revolving credit facility, which is scheduled to expire on November 27, 2012, under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007 (the “Five-Year Revolving Credit Facility”).  We may borrow under the Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offer Rate (“LIBOR”) plus a margin (the “Five-Year Revolving Credit Facility Margin”) based on our Debt Rating (based on our current Debt Rating, a margin of 1.325 percent) or (2) the Base Rate plus the Five-Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent (based on our Debt Rating) and was 0.175 percent at February 15, 2011.  The Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of December 31, 2010, our debt to tangible capitalization ratio was 0.48 to 1.0.  In order to borrow under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  We are not required to make any representation to the lenders as to the absence of a material adverse effect.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  Although credit rating downgrades below investment grade do not constitute an event of default under the Five-Year Revolving Credit Facility, our commitment fee and lending margin are subject to change based on our credit rating.  A default under our public debt indentures could trigger a default under the Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility and the commercial paper program for which it provides liquidity.  As of February 15, 2011, we had $1.9 billion available borrowing capacity, we had $71 million in letters of credit issued and outstanding and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

Commercial paper program—We maintain a commercial paper program, which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes up to a maximum aggregate outstanding amount of $1.5 billion.  At February 15, 2011, $150 million in commercial paper was outstanding at a weighted-average interest rate of 0.9 percent, including commissions.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  At February 15, 2011, $1.0 billion was outstanding under the TPDI Credit Facilities, of which $525 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on February 15, 2011 was 1.9 percent.

In April 2010, TPDI obtained a letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.

TPDI Notes—TPDI has issued promissory notes payable to Pacific Drilling and one of our subsidiaries (the “TPDI Notes”).  The TPDI Notes bear interest at LIBOR plus the applicable margin of two percent and have maturities through October 2019.  As of February 15, 2011, $296 million in promissory notes remained outstanding, $148 million of which was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on February 15, 2011 was 2.4 percent.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A.  Tranche A bears interest at LIBOR plus the applicable margin of 0.725 percent.  Tranche A requires semi-annual payments beginning in June 2011 and matures in December 2017.  One of our subsidiaries provides the commitment for Tranche C.  In March 2010, ADDCL terminated Tranche B, having repaid borrowings of $235 million under Tranche B using borrowings under Tranche C.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At February 15, 2011, $215 million was outstanding under Tranche A at a weighted-average interest rate of 1.2 percent.  At February 15, 2011, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Index

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility is payable in full in December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  At February 15, 2011, $77 million was outstanding under the ADDCL Secondary Loan Facility, of which $50 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on February 15, 2011 was 3.4 percent.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6.0 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  As of February 15, 2011, $692 million was outstanding under the capital lease contract.

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

Convertible Senior Notes—In December 2007, we issued $6.6 billion aggregate principal amount of Convertible Senior Notes.  Our Convertible Senior Notes may be converted at a rate of 5.9310 shares per $1,000 note, equivalent to a conversion price of $168.61 per share.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The conversion rate is subject to increase upon the occurrence of certain fundamental changes and adjustment upon certain other corporate events, such as the distribution of cash to our shareholders as described below.

Holders of the Series A Convertible Senior Notes had the option to require Transocean Inc., our wholly owned subsidiary and the issuer of the Series A Convertible Senior Notes, to repurchase all or any part of such holder’s notes.  As a result, we were required to repurchase an aggregate principal amount of $1,288 million of our Series A Convertible Senior Notes for an aggregate cash payment of $1,288 million.  On January 31, 2011, we redeemed the remaining aggregate principal amount of $11 million of our Series A Convertible Senior Notes for an aggregate cash payment of $11 million.

Holders of the Series B Convertible Senior Notes have the right to require us to repurchase their notes on December 15, 2011.  In addition, holders of any series of the Convertible Senior Notes will have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  As of February 15, 2011, $3.4 billion of the Convertible Senior Notes remained outstanding compared to $5.7 billion outstanding as of December 31, 2009.

Debt issuance—In September 2010, we issued $1.1 billion aggregate principal amount of 4.95% Senior Notes and $900 million aggregate principal amount of 6.50% Senior Notes.  We are required to pay interest on the notes on May 15 and November 15 of each year.  We may redeem some or all of the notes at any time at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, and a make whole premium.  The indenture pursuant to which the notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At February 15, 2011, $1.1 billion and $900 million aggregate principal amount of the 4.95% Senior Notes and 6.50% Senior Notes, respectively, were outstanding.

Distribution—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.70, using an exchange rate of USD 1.00 to CHF 0.93 as of the close of trading on December 31, 2010.  The cash distribution would have been calculated and paid in four quarterly installments.  According to the May 2010 shareholder resolution and pursuant to applicable Swiss law, we were required to submit an application to the Commercial Register of the Canton of Zug in relation to each quarterly installment to register the relevant partial par value reduction, together with, among other things, a compliance deed issued by an independent notary public.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of the four partial par value reductions.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  The Administrative Court held that the statutory requirements for the registration of the par value reduction in the commercial register could not be met given the existence of lawsuits filed in the U.S. related to the Macondo well incident that were served in Switzerland and the reference to such lawsuits in the compliance deed.  The Administrative Court's opinion also held that under these circumstances it was not possible to submit an amended compliance deed.  Based on these considerations, we do not believe that a financial obligation existed for the distribution.

Index

To preserve our rights, on January 24, 2011, we filed an appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court of the Canton of Zug.  On February 11, 2011, our board of directors recommended that shareholders at the May 2011 annual general meeting approve a U.S. dollar-denominated dividend of approximately U.S. $1 billion out of additional paid-in capital and payable in four quarterly installments.  The board of directors expects that the four payment dates will be set in June 2011, September 2011, December 2011 and March 2012.  The proposed dividend will be contingent on shareholders approving at the same meeting a rescission of the 2010 distribution.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believes it is in the best interest of the Company to discontinue with the disputed 2010 distribution and to file a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders have voted on the proposed rescission.  Like distributions to shareholders in the form of a par value reduction, dividend distributions out of qualifying additional paid-in capital are not subject to the 35 percent Swiss federal withholding tax.  Dividend distributions out of qualifying additional paid-in capital do not require registration with the Commercial Register of the Canton of Zug.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.6 billion at an exchange rate as of the close of trading on February 15, 2011 of USD 1.00 to CHF 0.97.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  As of February 15, 2011, we have repurchased 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.

We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration our contract backlog, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 15, 2011, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately four percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, in order to comply with new requirements of the Swiss federal tax authorities, the board of directors is proposing that 3.2 billion shares, which is the remaining amount authorized under the share repurchase program, be reallocated from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately six percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Redeemable noncontrolling interest—Pacific Drilling, a Liberian company, owns the 50 percent interest in TPDI that is not owned by us, and we present its interest in TPDI as noncontrolling interest on our consolidated balance sheets.  Beginning on October 18, 2010, Pacific Drilling had the unilateral right to exchange its interest in TPDI for our shares or cash, at its election, measured at an amount based on an appraisal of the fair value of the drillships, subject to certain adjustments.  Accordingly, at the time this option became exercisable, subsequent to September 30, 2010, we reclassified the carrying amount of Pacific Drilling’s interest from permanent equity to temporary equity, located between liabilities and equity on our consolidated balance sheets, since the event that gives rise to a potential redemption of the noncontrolling interest is not within our control.

Index

Contractual obligations—As of December 31, 2010, our contractual obligations stated at face value, were as follows:

	For the years ending December 31,
	Total	2011	2012 - 2013	2014 - 2015	Thereafter
	(in millions)
Contractual obligations
Debt (a)	$9,730	$1,954	$2,472	$1,100	$4,204
Debt of consolidated variable interest entities	950	95	195	440	220
Interest on debt (b)	4,999	454	779	701	3,065
Capital lease	1,346	66	144	146	990
Operating leases	150	36	54	28	32
Purchase obligations	530	381	149	—	—
Total (c)	$17,705	$2,986	$3,793	$2,415	$8,511
______________________________
(a)
Noteholders may, at their option, require Transocean Inc. to repurchase the Series B Convertible Senior Notes in December 2011.  In addition, holders of any series of the Convertible Senior Notes may, at their option, require Transocean Inc. to repurchase their notes in December 2012, 2017, 2022, 2027 and 2032.  In preparing the table above, we have assumed that the holders of our notes exercise the options at the first available date.

(b)	Includes interest on consolidated debt.
(c)
As of December 31, 2010, our defined benefit pension and other postretirement plans represented an aggregate liability of $477 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.  The carrying amount of this liability is affected by net periodic benefit costs, funding contributions, participant demographics, plan amendments, significant current and future assumptions, and returns on plan assets.  Due to the uncertainties resulting from these factors and since the carrying amount is not representative of future liquidity requirements, we have excluded this amount from the contractual obligations presented in the table above.  See “—Retirement Pension Plans and Other Postretirement Benefit Plans” and Notes to Consolidated Financial Statements—Note 13—Postemployment Benefit Plans.

As of December 31, 2010, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $720 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 6—Income Taxes.

Other commercial commitments—We have other commercial commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commercial commitments include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  Standby letters of credit are issued under a number of committed and uncommitted bank credit facilities.  The obligations that are the subject of these standby letters of credit and surety bonds are geographically concentrated in Nigeria and India.  Obligations under these standby letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement.  At December 31, 2010, these obligations stated in U.S. dollar equivalents and their time to expiration were as follows:

	For the years ending December 31,
	Total	2011	2012 - 2013	2014 - 2015	Thereafter
	(in millions)
Other commercial commitments
Standby letters of credit	$595	$516	$77	$—	$2
Surety bonds	27	25	2	—	—
Total	$622	$541	$79	$—	$2

We have established a wholly owned captive insurance company to insure various risks of our operating subsidiaries.  Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions.  At December 31, 2010, the cash investments held by the captive insurance company totaled $230 million, as such, cash investments are expected to range from $200 million to $300 million by December 31, 2011.  The amount of actual cash investments held by the captive insurance company varies, depending on the amount of premiums paid to the captive insurance company, the timing and amount of claims paid by the captive insurance company, and the amount of dividends paid by the captive insurance company.

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

Index

Retirement Pension Plans and Other Postretirement Benefit Plans

Overview—Effective January 1, 2009, following mergers of existing plans with similar characteristics, we maintain a single qualified defined benefit pension plan in the U.S. (the “U.S. Plan”) and a single funded supplemental benefit plan (the “Supplemental Plan”).  The U.S. Plan covers substantially all U.S. employees, and the Supplemental Plan, along with two unfunded supplemental benefit plans (the “Other Supplemental Plans”), provide certain eligible employees with benefits in excess of those allowed under the U.S. Plan.  Additionally, we maintain two funded and two unfunded defined benefit plans (collectively, the “Frozen Plans”) that we assumed in connection with our mergers with GlobalSantaFe in 2007 and R&B Falcon in 2001, all of which were frozen prior to the respective merger and for which benefits no longer accrue but the pension obligations have not been fully distributed.  We refer to the U.S. Plan, the Supplemental Plan, the Other Supplemental Plans and the Frozen Plans, collectively, as the “U.S. Plans.”

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

The following table presents the amounts and weighted-average assumptions associated with the U.S. Plans, the Non-U.S. Plans and the OPEB Plans.

	Year ended December 31, 2010				Year ended December 31, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs (a)	$58	$31	$2	$91	$60	$24	$3	$87
Other comprehensive income	44	(56)	4	(8)	(117)	67	(10)	(60)
Employer contributions	69	45	4	118	50	20	3	73

At end of period:
Accumulated benefit obligation	$921	$336	$56	$1,313	$789	$344	$54	$1,187
Projected benefit obligation	1,068	374	56	1,498	932	403	54	1,389
Fair value of plan assets	697	332	—	1,029	594	281	—	875
Funded status	(371)	(42)	(56)	(469)	(338)	(122)	(54)	(514)

Weighted-Average Assumptions
-Net Periodic Benefit costs
Discount rate (b)	5.86%	5.67%	5.51%	5.80%	5.41%	6.06%	5.34%	5.57%
Long-term rate of return (c)	8.49%	6.65%	n/a	7.89%	8.50%	6.59%	n/a	7.90%
Compensation trend rate (b)	4.21%	4.77%	n/a	4.37%	4.21%	4.55%	n/a	4.30%
Health care cost trend rate-initial	n/a	n/a	8.00%	8.00%	n/a	n/a	8.99%	8.99%
Health care cost trend rate-ultimate (d)	n/a	n/a	5.00%	5.00%	n/a	n/a	5.00%	5.00%
-Benefit Obligations
Discount rate (b)	5.48%	5.81%	4.92%	5.54%	5.84%	5.59%	5.52%	5.76%
Compensation trend rate (b)	4.24%	4.65%	n/a	4.36%	4.21%	4.73%	n/a	4.37%
______________________________
“n/a” means not applicable.
(a)	Net periodic benefit costs were reduced by expected returns on plan assets of $75 million and $71 million for the years ended December 31, 2010 and 2009, respectively.
(b)	Weighted-average based on relative average projected benefit obligation for the year.
(c)	Weighted-average based on relative average fair value of plan assets for the year.
(d)	Ultimate health care trend rate is expected to be reached in 2016.

Net periodic benefit costs—In the year ended December 31, 2010, net periodic benefit costs increased by $4 million primarily due to higher interest costs.  For the year ending December 31, 2011, we expect net periodic benefit costs to increase by $1 million compared to the net periodic benefit costs recognized in the year ended December 31, 2010.

Index

Plan assets—We review our investment policies at least annually and our plan assets and asset allocations at least quarterly to evaluate performance relative to specified objectives.  In determining our asset allocation strategies for the U.S. Plans, we review results of regression models to assess the most appropriate target allocation for each plan, given the plan’s status, demographics, and duration.  For the U.K. Plans, the plan trustees establish the asset allocation strategies consistent with the regulations of the U.K. pension regulators and in consultation with financial advisors and company representatives.  Investment managers for the U.S. Plans and the U.K. Plan are given established ranges within which the investments may deviate from the target allocations.  For the Norway Plans, we establish minimum returns under the terms of investment contracts with insurance companies.

In the year ended December 31, 2010, plan assets of the funded Transocean Plans benefited from the favorable impact of improvements in global equity markets since December 31, 2009, due to the 61.0 percent allocation of plan assets to equity securities.  To a lesser extent, plan assets allocated to debt securities and other investments also experienced improved values.  In the year ended December 31, 2010, the fair value of the investments in the funded Transocean Plans increased by $154 million, or 17.7 percent, due to net investment gains of $114 million, primarily in the funded U.S. Plans, resulting from the favorable performance of equity markets.

Funding contributions—We review the funded status of our plans at least annually and contribute an amount at least equal to the minimum amount required.  For the funded U.S. Plans, we contribute an amount at least equal to that required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”).  We use actuarial computations to establish the minimum contribution required under ERISA and PPA and the maximum deductible contribution allowed for income tax purposes.  For the funded U.K. Plan, we contribute an amount, as mutually agreed with the plan trustees, based on actuarial recommendations.  For the funded Norway Plans, we contribute an amount determined by the plan trustee based on Norwegian pension laws.  For the unfunded Transocean Plans and OPEB Plans, we generally fund benefit payments for plan participants as incurred.  We fund our contributions to the Transocean Plans and the OPEB Plans using cash flows from operations.

For the year ended December 31, 2010, we contributed $118 million and participants contributed $3 million to the Transocean Plans and the OPEB Plans.  For the year ended December 31, 2009, we contributed $73 million and participants contributed $3 million to the Transocean Plans and the OPEB Plans.

For the year ending December 31, 2011, we expect to contribute $93 million to the Transocean Plans and $4 million to the OPEB Plans.  These estimated contributions are comprised of $56 million to meet minimum funding requirements for the funded U.S. Plans, $32 million to meet the funding requirements for the funded non-U.S. Plans, and approximately $9 million to fund expected benefit payments for the unfunded U.S. Plans, unfunded non-U.S. Plans and OPEB Plans.

Benefit payments—Our projected benefit payments for the Transocean Plans and the OPEB Plans are as follows (in millions):

	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Years ending December 31,
2011	$37	$7	$4	$48
2012	40	7	4	51
2013	42	8	4	54
2014	45	8	4	57
2015	47	9	4	60
2016-2019	285	57	22	364

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

Although we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, as of December 31, 2010, we have recognized a liability of approximately $135 million, recorded in other current liabilities on our consolidated balance sheet based on estimated losses related to the incident that we believe are probable and for which a reasonable estimate can be made.  We believe that a portion of this liability is recoverable from insurance and have recognized a receivable of approximately $94 million, recorded in accounts receivable, net.

Index

See “Part I., Item 3. Legal Proceedings—Macondo well incident.”

Insurance coverage—We expect certain costs resulting from the Macondo well incident to be recoverable under insurance policies as described below.

Hull and machinery coverage—Deepwater Horizon had an insured value of $560 million, and there was no deductible for the total loss of the unit.  During the year ended December 31, 2010, we received $560 million of cash proceeds from insurance recoveries for the loss of the drilling unit.  During the year ended December 31, 2010, we recognized a gain on the disposal of the rig in the amount of $267 million.  We also have coverage for costs incurred in our attempt to mitigate or minimize damage to Deepwater Horizon up to an amount equal to 25 percent of the rig’s insured value, or $140 million.  We also have coverage for wreck removal, which includes coverage for removal of diesel, for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our excess liability coverage described below, in the event wreck removal is required.  As Deepwater Horizon was a total loss, there was no deductible for any applicable costs incurred to mitigate damages or for wreck removal, provided the costs are within the limits mentioned above.

Excess liability coverage—We carry $950 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims and third-party non-crew claims, including wreck removal and pollution.  This $950 million excess liability limit is an annual aggregate limit covering the entire Transocean worldwide fleet, including Deepwater Horizon.  Prior to the April 20, 2010 Macondo well incident, there were no known incidents or occurrences that would have eroded the $950 million aggregate excess liability limit.  We generally retain the risk for any liability losses with respect to the Macondo well incident and any other incidents or occurrences in excess of $1.0 billion.  In the case of the Macondo well incident, we have paid $65 million in deductible costs prior to any insurance reimbursements from the excess liability insurance.  We expect liability costs from the Macondo well incident in excess of the $65 million deductible costs to be covered up to the $950 million excess liability limit.

In May 2010, we received notice from the operator under the drilling contract for Deepwater Horizon maintaining that it believes that it is entitled to additional insured status as provided for under the drilling contract.  In response, many of our insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010, seeking a judgment declaring that they have limited additional-insured obligation to the operator.  These actions have been transferred to the MDL for discovery purposes in the U.S. District Court, Eastern District of Louisiana.  In the actions, our insurers maintain that, although the drilling contract requires additional insured protection for certain entities related to the operator, the protection is limited to the liabilities assumed by us under the terms of the drilling contract, which includes above land or water surface pollution emanating from substances in our possession, such as fuels, lubricants, motor oils, and bilge.  Our insurers maintain that, under the drilling contract, the operator accepted full responsibility and indemnified us for any pollution not assumed by us.  Further, our insurers contend that the liabilities the operator currently faces arise from pollution originating from the operator’s well, below the surface and not within the scope of the additional insured protection.

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

On October 28, 2010, our insurer notified us that they have received letters from representatives of Anadarko and MOEX, each advising of its intent to preserve any rights to our insurance policies that it may have as an additional insured under the drilling contract.  Any such claim, if paid to the operators, could limit the amount of coverage otherwise available to us.  We can provide no assurances as to the estimated costs, insurance recoveries, or other actions that will result from this incident.  See “Part I., Item 1A. Risk Factors.”

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

Index

Pursuant to the Limitation Act, we are seeking an injunction staying certain lawsuits underway in jurisdictions other than the Eastern District of Louisiana.  In addition, we are seeking to limit our liability for personal injury, wrongful death and damage to property contained on the rig to $27 million, the value of the rig and its freight, including the accounts receivable and accrued accounts receivable, as of April 28, 2010.  One objective of the filing is to consolidate lawsuits relating to the Deepwater Horizon casualty and to process these lawsuits and claims in an orderly fashion, before a single federal judge.  The filing also seeks to establish a single fund from which legitimate claims may be paid.

After the transfer, the presiding judge in the Eastern District of Louisiana issued an order amending the deadline for filing notices of claims.  Pursuant to the amended order, notices of claims must be filed with the court no later than April 20, 2011.  A prior order excluded claims filed under OPA or state OPA analogue statutes enacted to impose liability for the discharge of oil or claims relating to any removal activities in connection with such a discharge.  If a lawsuit is filed under OPA by another party held responsible for the accident, such as the operator, the action could potentially be included in the limitation proceeding.  We expect that the order will be modified in the future, as necessary and appropriate, based on the review and assessment of newly filed claims.

On February 18, 2011, we filed a Rule 14(c) tender in the limitation action. As a result of the tender, all defendants will be treated as direct defendants to the plaintiff’s claims as if the plaintiffs had sued each defendant directly.

The U.S. House of Representatives has passed legislation to repeal retroactively the Limitation Act.  We can provide no assurance of the final form of such legislation, if enacted, or its anticipated impact on us.

Investigations—As a result of the Macondo well incident, the Department of Homeland Security and the Department of Interior have announced a joint investigation into the cause or causes of the incident and its effects.  The U.S. Coast Guard and the Bureau of Ocean Energy Management, Regulation, and Enforcement (the “BOE”), formerly the Minerals Management Service, share jurisdiction over the investigation into the incident and we have participated in their hearings related to the incident.  In connection with the investigation, we received subpoenas from the Office of Inspector General of the Department of Interior for certain information.  In addition, an investigation has been commenced by the Chemical Safety Board, the National Academy of Engineering and the President of the United States has established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (the “National Commission”) to, among other things, examine the relevant facts and circumstances concerning the cause or causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  Further, we have participated in hearings related to the incident before various committees and subcommittees of the House of Representatives and the Senate of the United States, conferred with state and local government officials, and the DOJ has publicly announced that it has opened criminal and civil investigations of the Macondo well incident.  We cannot predict the ultimate outcome of these investigations, the total costs to be incurred in completing the investigations, the potential impact on personnel and the effect of implementing measures that may result from these investigations or to what extent, if any, we could be subject to fines, sanctions or other penalties.

U.S. Department of Justice—On June 28, 2010, we received a letter from the DOJ asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  We have engaged in discussions with the DOJ and have responded to their document requests, and we expect these discussions to continue.  In addition, on December 15, 2010, the DOJ filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under the Oil Pollution Act of 1990 and the Clean Water Act, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The complaint asserts that all defendants are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In addition to the civil complaint, the DOJ served us with Civil Investigative Demands (“CIDs”) on December 8, 2010.  These demands are part of an on-going investigation by the DOJ to determine if we made false claims in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.

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

Index

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

See Notes to Consolidated Financial Statements Note 14—Commitments and Contingencies—Retained risk and “Part I., Item 1A.  Risk Factors.”

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

With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, reducing the total proposed adjustment to approximately $79 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  If the authorities were to continue to pursue this transfer pricing position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities.  In August 2010, we filed a petition in the U.S. Tax Court to resolve this issue.

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

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  We filed a protest letter covering this assessment with the U.S. tax authorities in July 2010.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, exclusive of interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2007 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

In addition, the May 2010 assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions affected our basis in our former subsidiary TODCO, which we disposed of in 2004 and 2005.  The authorities are disputing the amount of capital losses resulting from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on the 2006, 2007, 2008 and 2009 tax returns.  The majority of the capital losses were unutilized and expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers into 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital gain for offset by the capital loss.  These claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $295 million.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $166 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments in the aggregate amount of approximately $92 million, exclusive of interest.  We believe that our U.S. tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain of our former external advisors on these transactions.  The authorities issued tax assessments of approximately $268 million, plus interest, related to certain restructuring transactions, approximately $117 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $71 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We may be required to provide some form of financial security, in an amount up to $1.0 billion, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  We intend to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $115 million, plus a 75 percent penalty of $86 million and interest of $138 million through December 31, 2010.  An unfavorable outcome on these assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

See Notes to Consolidated Financial Statements—Note 6—Income Taxes.

Index

Regulatory matters

In June 2007, GlobalSantaFe’s management retained outside counsel to conduct an internal investigation of its Nigerian and West African operations, focusing on brokers who handled customs matters with respect to its affiliates operating in those jurisdictions and whether those brokers have fully complied with the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws.  GlobalSantaFe commenced its investigation following announcements by other oilfield service companies that they were independently investigating the FCPA implications of certain actions taken by third parties in respect of customs matters in connection with their operations in Nigeria, as well as another company’s announced settlement implicating a third party handling customs matters in Nigeria.  In each case, the customs broker was reported to be Panalpina Inc., which GlobalSantaFe used to obtain temporary import permits for its rigs operating offshore Nigeria.  GlobalSantaFe voluntarily disclosed its internal investigation to the DOJ and the U.S. Securities and Exchange Commission (“SEC”) and, at their request, expanded its investigation to include the activities of its customs brokers in certain other African countries.  The investigation focused on whether the brokers fully complied with the requirements of their contracts, local laws and the FCPA and GlobalSantaFe’s possible involvement in any inappropriate or illegal conduct in connection with such brokers.  In late November 2007, GlobalSantaFe received a subpoena from the SEC for documents related to its investigation.  In addition, the SEC advised GlobalSantaFe that it had issued a formal order of investigation.

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

On November 4, 2010, we reached a settlement with the SEC and the DOJ with respect to certain charges relating to the anti-bribery and books and records provisions of the FCPA.  In November 2010, under the terms of the settlements, we paid a total of approximately $27 million in penalties, interest and disgorgement of profits.  We have also consented to the entry of a civil injunction in two SEC actions and have entered into a three-year deferred prosecution agreement with the DOJ (the “DPA”).  In connection with the DPA, we have agreed to implement and maintain certain internal controls, policies and procedures.  For the duration of the DPA, we are also obligated to provide an annual written report to the DOJ of our efforts and progress in maintaining and enhancing our compliance policies and procedures.  In the event the DOJ determines that we have knowingly violated the terms of the DPA, the DOJ may impose an extension of the term of the agreement or, if the DOJ determines we have breached the DPA, the DOJ may pursue criminal charges or a civil or administrative action against us.  The DOJ may also find, in its sole discretion, that a change in circumstances has eliminated the need for the corporate compliance reporting obligations of the DPA and may terminate the DPA prior to the three-year term.

Our internal compliance program has detected a potential violation of U.S. sanctions regulations in connection with the shipment of goods to our operations in Turkmenistan.  Goods bound for our rig in Turkmenistan were shipped through Iran by a freight forwarder.  Iran is subject to a number of economic regulations, including sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), and comprehensive restrictions on the export and re-export of U.S. -origin items to Iran.  Iran has been designated as a state sponsor of terrorism by the U.S. State Department.  Failure to comply with applicable laws and regulations relating to sanctions and export restrictions may subject us to criminal sanctions and civil remedies, including fines, denial of export privileges, injunctions or seizures of our assets.  We have self-reported the potential violation to OFAC and retained outside counsel who conducted an investigation of the matter and submitted a report to OFAC. We are cooperating with OFAC with respect to resolution of the matter. We may incur significant legal fees and related expenses, and the investigations may involve management time.  We cannot predict the ultimate outcome of their investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010.

Index

Related Party Transactions

Pacific Drilling Limited—We hold a 50 percent interest in TPDI, a consolidated British Virgin Islands joint venture company formed by us and Pacific Drilling, a Liberian company, to own and operate Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  Effective October 18, 2010, Pacific Drilling has the unilateral right to exchange its interest in the joint venture for our shares or cash, at an amount based on an appraisal of the fair value of the drillships, subject to certain adjustments.

As of February 15, 2011, TPDI had outstanding promissory notes in the aggregate amount of $296 million, of which $148 million was due to Pacific Drilling and was included in long-term debt on our consolidated balance sheet.

Angco Cayman Limited—We hold a 65 percent interest in ADDCL, a consolidated Cayman Islands joint venture company formed to own and operate Discoverer Luanda.  Angco Cayman Limited, a Cayman Islands company, holds the remaining 35 percent interest in ADDCL.  Beginning January 31, 2016, Angco Cayman Limited will have the right to exchange its interest in the joint venture for cash at an amount based on the appraisal of the fair value of the drillship, subject to certain adjustments.

Overseas Drilling Limited—We hold a 50 percent interest in Overseas Drilling Limited (“ODL”), an unconsolidated Cayman Islands joint venture company, which owns and operates Joides Resolution.  Siem Offshore Invest AS owns the other 50 percent interest in ODL.  Under a management services agreement with ODL, we provide certain operational and management services.  We earned $2 million for these services in each of the years ended December 31, 2010, 2009 and 2008.

We have a $10 million loan facility with ODL.  ODL may demand repayment of the borrowings at any time upon five business days prior written notice, and any amounts due to us from ODL may be offset against the borrowings at the time of repayment.  As of February 15, 2011, $5 million was outstanding under this loan agreement.

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

Income taxes—We are a Swiss corporation, operating through our various subsidiaries in a number of countries throughout the world.  We have provided for income taxes based upon the tax laws and rates in the countries in which we operate and earn income.  There is little to no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary with respect to the nominal tax rate and the availability of deductions, credits and other benefits.  Variations also arise when income earned and taxed in a particular country or countries fluctuates from year to year.

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

Index

We consider the earnings of certain of our subsidiaries to be indefinitely reinvested.  As such, we have not provided for taxes on these unremitted earnings.  At December 31, 2010, the amount of indefinitely reinvested earnings was approximately $2.0 billion.  Should we make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable to various jurisdictions.  We estimate taxes in the range of $150 million to $200 million would be payable upon distribution of all previously unremitted earnings at December 31, 2010.

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

Estimates, judgments and assumptions are required in determining whether deferred tax assets will be fully or partially realized.  When it is estimated to be more likely than not that all or some portion of certain deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized, we establish a valuation allowance for the amount of the deferred tax assets that is considered to be unrealizable.  We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.  We did not make any significant changes to our valuation allowance against deferred tax assets during the years ended December 31, 2008, 2009 and 2010.

See Notes to Consolidated Financial Statements—Note 6—Income Taxes.

Goodwill—The carrying amount of goodwill was $8.1 billion, representing 22 percent of our total assets, as of December 31, 2010.  We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying amount.  We test goodwill at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We have determined that our reporting units for this purpose are as follows: (1) contract drilling services, (2) drilling management services and (3) oil and gas properties.

To determine the fair value of each reporting unit, we use a combination of valuation methodologies, including both income and market approaches.  For our contract drilling services reporting unit, we estimate fair value using discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our contract drilling services reporting unit, which are based on estimated future dayrates and utilization, we consider key factors that include assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount projected cash flows using a long-term weighted-average cost of capital, which is based on our estimate of the investment returns that market participants would require for each of our reporting units.  To develop the publicly traded company multiples, we gather available market data for companies with operations similar to our reporting units and publicly available information for recent acquisitions in the marketplace.

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

For our annual impairment testing, conducted on October 1, 2010, the remaining goodwill was associated with our contract drilling services reporting unit.  In calculating the fair value of this reporting unit for the annual impairment test, we applied a discount rate of 11 percent and a terminal growth rate of three percent to our contract drilling services reporting unit.  Applying a hypothetical three percent increase in the discount rate and a hypothetical 10 percent decrease in our projected cash flows for the annual impairment test would not have resulted in the impairment of goodwill associated with the contract drilling services reporting unit.

Property and equipment—The carrying amount of our property and equipment was $21 billion as of December 31, 2010, representing 58 percent of our total assets.  The carrying amount of these assets is subject to our estimates, assumptions, and judgments related to capitalized costs, useful lives and salvage values.

Capitalized costs—We capitalize costs incurred to enhance, improve and extend the useful lives of our assets and expense costs incurred to repair and maintain the existing condition of our rigs.  Capitalized costs increase the carrying amounts and depreciation expense of the related assets, which would also impact our results of operations.

Useful lives—We depreciate our assets over their estimated useful lives, which we determine by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, utilization and asset performance.  Useful lives of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions, and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives would likely result in materially different net carrying amounts and depreciation expense for our assets.  We evaluate the remaining useful lives of our rigs when certain events occur that directly impact the useful lives of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.  A hypothetical one-year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $280 million.  A hypothetical one-year decrease would cause an increase in our annual depreciation expense of approximately $371 million.

Index

Impairment of long-lived assets—We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable or when carrying amounts of assets held for sale exceed fair value less cost to sell.  Potential impairment indicators include rapid declines in commodity prices and related market conditions, actual or expected declines in dayrates or utilization, cancellations of contracts or credit concerns of multiple customers.  During periods of oversupply, we may idle or stack rigs for extended periods of time, which could be an indication that an asset group may be impaired since supply and demand are the key drivers of rig utilization and our ability to contract our rigs at economical rates.  Our rigs are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may move rigs from an oversupplied market sector to a more lucrative and undersupplied market sector when it is economical to do so.  Many of our contracts generally allow our customers to relocate our rigs from one geographic region to another, subject to certain conditions, and our customers utilize this capability to meet their worldwide drilling requirements.  Accordingly, our rigs are considered to be interchangeable within classes or asset groups, and we evaluate impairment by asset group.  We consider our asset groups to be Ultra-Deepwater Floaters, Deepwater Floaters, Harsh Environment Floaters, Midwater Floaters, High-Specification Jackups, Standard Jackups and Other Rigs.

We assess recoverability of assets held and used by projecting undiscounted cash flows for the asset group being evaluated.  When the carrying amount of the asset group is determined to be unrecoverable, we recognize an impairment loss, measured as the amount by which the carrying amount of the asset group exceeds its estimated fair value.  The evaluation requires us to make judgments about long-term projections for future revenues and costs, dayrates, rig utilization and idle time.  These projections involve uncertainties that rely on assumptions about demand for our services, future market conditions and technological developments.  Significant and unanticipated changes to these assumptions could materially alter an outcome that could otherwise result in an impairment loss.  Given the nature of these evaluations and their application to specific asset groups and specific time periods, it is not possible to reasonably quantify the impact of changes in these assumptions.

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

Long-term rate of return—We develop our assumptions regarding the estimated rate of return on plan assets based on historical experience and projected long-term investment returns, considering each plan’s target asset allocation and long-term asset class expected returns.  We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.  For each percentage point the expected long-term rate of return assumption is lowered, pension expense would increase by approximately $11 million.

Discount rate—As a basis for determining the discount rate, we utilize a yield curve approach based on Aa-rated corporate bonds and the expected timing of future benefit payments.  For each one-half percentage point the discount rate is lowered, net periodic benefit costs would increase by approximately $18 million.

Contingent liabilities—We establish liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated.  Once established, we adjust the carrying amount of a contingent liability upon the occurrence of a recognizable event when facts and circumstances change, altering our previous assumptions with respect to the likelihood or amount of loss.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Notes to Consolidated Financial Statements—Note 3—New Accounting Pronouncements.

Index

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk, primarily associated with our long-term and short-term debt.  For our debt obligations, including obligations of our consolidated variable interest entities, as of December 31, 2010, the following table presents our scheduled debt maturities in U.S. dollars and related weighted-average stated interest rates for the years ending December 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10
Debt
Fixed rate	$1,882	$1,741	$770	$22	$1,123	$4,797	$10,335	$10,492
Average interest rate	2.01%	1.57%	5.23%	7.76%	5.01%	6.85%
Variable rate	$88	$—	$—	$—	$—	$—	$88	$88
Average interest rate	0.98%	—%	—%	—%	—%	—%

Debt of consolidated variable interest entities
Variable rate	$95	$97	$98	$100	$340	$220	$950	$950
Average interest rate	1.61%	1.60%	1.59%	1.58%	2.05%	2.11%

Interest rate swaps
Fixed to variable	$—	$—	$750	$—	$—	$—	$750	$(17)
Average pay rate	—%	—%	3.47%	—%	—%	—%
Average receive rate	—%	—%	5.17%	—%	—%	—%

Interest rate swaps of consolidated variable interest entities
Variable to fixed	$70	$70	$70	$70	$262	$—	$542	$13
Average pay rate	2.34%	2.34%	2.34%	2.34%	2.34%	—%
Average receive rate	0.30%	0.30%	0.30%	0.30%	0.30%	—%
______________________________
(a)	Expected maturity amounts are based on the face value of debt.
In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2011 and 2012, respectively.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk (see Notes to Consolidated Financial Statements—Note 12—Derivatives and Hedging).

At December 31, 2010, the face value of our variable-rate debt was approximately $1.2 billion, which represented 11 percent of the face value of our total debt, including the effect of our hedging activities.  At December 31, 2010, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  At December 31, 2009, the face value of our variable-rate debt was approximately $1.7 billion, which represented 14 percent of the face value of our total debt, including the effect of our hedging activities.  Based upon variable-rate debt amounts outstanding as of December 31, 2010 and 2009, a one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $12 million and $17 million, respectively.

The fair value of our debt was $11.5 billion and $12.4 billion at December 31, 2010 and 2009, respectively.  The $0.9 billion decrease was primarily due to the repurchase of $2.2 billion of the Convertible Senior Notes and repayments of other debt, partially offset by the issuance of $2.0 billion of senior notes during the year ended December 31, 2010.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon cash investments as of December 31, 2010 and 2009, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $33 million and $11 million, respectively.

Foreign Exchange Risk

We are exposed to foreign exchange risk associated with our international operations.  Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency.  The payment portion denominated in local currency is based on our anticipated local currency needs over the contract term.  Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk.  Fluctuations in foreign currencies generally have not had a material impact on our overall operating results.  In situations where local currency receipts do not equal local currency requirements, we may use foreign exchange derivative instruments, including forward exchange contracts, or spot purchases, to mitigate foreign currency risk.  A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date or to make a U.S. dollar payment equal to the value of such exchange.  At December 31, 2010 and 2009, we had no outstanding foreign exchange derivative instruments.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative instruments.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.  Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Transocean Ltd. and Subsidiaries

We have audited Transocean Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Transocean Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Transocean Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Transocean Ltd. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 28, 2011

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Transocean Ltd.

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's Board of Directors and management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Ltd. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Transocean Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 28, 2011

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years ended December 31,
	2010	2009	2008

Operating revenues
Contract drilling revenues	$8,967	$10,607	$10,756
Contract drilling intangible revenues	98	281	690
Other revenues	511	668	1,228
	9,576	11,556	12,674
Costs and expenses
Operating and maintenance	5,119	5,140	5,355
Depreciation, depletion and amortization	1,589	1,464	1,436
General and administrative	247	209	199
	6,955	6,813	6,990
Loss on impairment	(1,012)	(334)	(320)
Gain (loss) on disposal of assets, net	257	(9)	(7)
Operating income	1,866	4,400	5,357

Other income (expense), net
Interest income	23	5	32
Interest expense, net of amounts capitalized	(567)	(484)	(640)
Loss on retirement of debt	(33)	(29)	(3)
Other, net	10	32	26
	(567)	(476)	(585)

Income before income tax expense	1,299	3,924	4,772
Income tax expense	311	754	743

Net income	988	3,170	4,029
Net income (loss) attributable to noncontrolling interest	27	(11)	(2)

Net income attributable to controlling interest	$961	$3,181	$4,031

Earnings per share
Basic	$2.99	$9.87	$12.63
Diluted	$2.99	$9.84	$12.53

Weighted-average shares outstanding
Basic	320	320	318
Diluted	320	321	321

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years ended December 31,
	2010	2009	2008

Net income	$988	$3,170	$4,029

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit costs	(8)	37	(388)
Recognized components of net periodic benefit costs	16	24	5
Unrecognized loss on derivative instruments	(29)	(2)	(1)
Recognized loss on derivative instruments	12	6	—
Other, net	—	1	(3)

Other comprehensive income (loss) before income taxes	(9)	66	(387)
Income taxes related to other comprehensive income (loss)	(9)	24	9
Other comprehensive income (loss), net of income taxes	(18)	90	(378)

Total comprehensive income	970	3,260	3,651
Total comprehensive income (loss) attributable to noncontrolling interest	6	(6)	(2)

Total comprehensive income attributable to controlling interest	$964	$3,266	$3,653

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$3,394	$1,130
Accounts receivable, net
Trade	1,811	2,330
Other	189	55
Materials and supplies, net	517	462
Deferred income taxes, net	115	104
Assets held for sale	—	186
Other current assets	169	209
Total current assets	6,195	4,476

Property and equipment	27,007	27,383
Property and equipment of consolidated variable interest entities	2,214	1,968
Less accumulated depreciation	7,763	6,333
Property and equipment, net	21,458	23,018
Goodwill	8,132	8,134
Other assets	1,026	808
Total assets	$36,811	$36,436

Liabilities and equity
Accounts payable	$847	$780
Accrued income taxes	116	240
Debt due within one year	1,917	1,568
Debt of consolidated variable interest entities due within one year	95	300
Other current liabilities	861	730
Total current liabilities	3,836	3,618

Long-term debt	8,354	8,966
Long-term debt of consolidated variable interest entities	855	883
Deferred income taxes, net	594	726
Other long-term liabilities	1,772	1,684
Total long-term liabilities	11,575	12,259

Commitments and contingencies
Redeemable noncontrolling interest	25	—

Shares, CHF 15.00 par value, 335,235,298 authorized, 167,617,649 conditionally authorized, 335,235,298 issued and 319,080,678 outstanding at December 31, 2010; and 502,852,947 authorized, 167,617,649 conditionally authorized, 335,235,298 issued and 321,223,882 outstanding at December 31, 2009	4,482	4,472
Additional paid-in capital	7,504	7,407
Treasury shares, at cost, 2,863,267 and none held at December 31, 2010 and 2009, respectively	(240)	—
Retained earnings	9,969	9,008
Accumulated other comprehensive loss	(332)	(335)
Total controlling interest shareholders’ equity	21,383	20,552
Noncontrolling interest	(8)	7
Total equity	21,375	20,559
Total liabilities and equity	$36,811	$36,436

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Years ended December 31,			Years ended December 31,
	2010	2009	2008	2010	2009	2008

Shares	Shares			Amount
Balance, beginning of period	321	319	317	$4,472	$4,444	$3
Issuance of shares under share-based compensation plans	1	2	2	10	28	—
Purchases of shares held in treasury	(3)	—	—	—	—	—
Cancellation of shares for redomestication	—	—	(317)	—	—	(3)
Issuance of shares for redomestication	—	—	317	—	—	4,444
Balance, end of period	319	321	319	$4,482	$4,472	$4,444
Additional paid-in capital
Balance, beginning of period				$7,407	$7,313	$11,619
Share-based compensation expense				102	81	64
Issuance of shares under share-based compensation plans				(11)	7	62
Repurchases of convertible senior notes				14	22	—
Redomestication				—	—	(4,441)
Changes in ownership of noncontrolling interest and other, net				(8)	(16)	9
Balance, end of period				$7,504	$7,407	$7,313
Treasury shares, at cost
Balance, beginning of period				$—	$—	$—
Purchases of shares held in treasury				(240)	—	—
Balance, end of period				$(240)	$—	$—
Retained earnings
Balance, beginning of period				$9,008	$5,827	$1,796
Net income attributable to controlling interest				961	3,181	4,031
Balance, end of period				$9,969	$9,008	$5,827
Accumulated other comprehensive loss
Balance, beginning of period				$(335)	$(420)	$(42)
Other comprehensive income (loss) attributable to controlling interest				3	85	(378)
Balance, end of period				$(332)	$(335)	$(420)
Total controlling interest shareholders’ equity
Balance, beginning of period				$20,552	$17,164	$13,376
Total comprehensive income attributable to controlling interest				964	3,266	3,653
Share-based compensation expense				102	81	64
Issuance of shares under share-based compensation plans				(1)	35	62
Purchases of shares held in treasury				(240)	—	—
Repurchases of convertible senior notes				14	22	—
Changes in ownership of noncontrolling interest and other, net				(8)	(16)	9
Balance, end of period				$21,383	$20,552	$17,164
Noncontrolling interest
Balance, beginning of period				$7	$3	$5
Total comprehensive income (loss) attributable to noncontrolling interest				7	(6)	(2)
Reclassification of redeemable noncontrolling interest				(26)	—	—
Changes in ownership of noncontrolling interest and other, net				4	10	—
Balance, end of period				$(8)	$7	$3
Total equity
Balance, beginning of period				$20,559	$17,167	$13,381
Total comprehensive income				971	3,260	3,651
Share-based compensation expense				102	81	64
Issuance of shares under share-based compensation plans				(1)	35	62
Purchases of shares held in treasury				(240)	—	—
Repurchases of convertible senior notes				14	22	—
Reclassification of redeemable noncontrolling interest and other, net				(30)	(6)	9
Balance, end of period				$21,375	$20,559	$17,167

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$988	$3,170	$4,029
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of drilling contract intangibles	(98)	(281)	(690)
Depreciation, depletion and amortization	1,589	1,464	1,436
Share-based compensation expense	102	81	64
Excess tax benefit from share-based compensation plans	(1)	(2)	(10)
(Gain) loss on disposal of assets, net	(257)	9	7
Loss on impairment	1,012	334	320
Loss on retirement of debt	33	29	3
Amortization of debt issue costs, discounts and premiums, net	189	209	176
Deferred income taxes	(145)	13	8
Other, net	(1)	7	41
Deferred revenue, net	205	169	11
Deferred expenses, net	(79)	(38)	(115)
Changes in operating assets and liabilities	409	434	(321)
Net cash provided by operating activities	3,946	5,598	4,959

Cash flows from investing activities
Capital expenditures	(1,411)	(3,052)	(2,208)
Proceeds from disposal of assets, net	60	18	348
Proceeds from insurance recoveries for loss of drilling unit	560	—	—
Proceeds from payments on notes receivable	37	—	—
Proceeds from short-term investments	37	564	59
Purchases of short-term investments	—	(269)	(408)
Joint ventures and other investments, net	(4)	45	13
Net cash used in investing activities	(721)	(2,694)	(2,196)

Cash flows from financing activities
Change in short-term borrowings, net	(193)	(382)	(837)
Proceeds from debt	2,054	514	2,661
Repayments of debt	(2,565)	(2,871)	(4,893)
Purchases of shares held in treasury	(240)	—	—
Financing costs	(15)	(2)	(24)
Proceeds from (taxes paid for) share-based compensation plans, net	(1)	17	51
Excess tax benefit from share-based compensation plans	1	2	10
Other, net	(2)	(15)	(9)
Net cash used in financing activities	(961)	(2,737)	(3,041)

Net increase (decrease) in cash and cash equivalents	2,264	167	(278)
Cash and cash equivalents at beginning of period	1,130	963	1,241
Cash and cash equivalents at end of period	$3,394	$1,130	$963
See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world.  Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At December 31, 2010, we owned, had partial ownership interests in or operated 139 mobile offshore drilling units.  As of this date, our fleet consisted of 47 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, 10 High-Specification Jackups, 54 Standard Jackups and three Other Rigs.  We also have one Ultra-Deepwater Floater and three High-Specification Jackups under construction (see Note 9—Drilling Fleet and Note 25—Subsequent Events).

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

In December 2008, Transocean Ltd. completed a transaction pursuant to an Agreement and Plan of Merger among Transocean Ltd., Transocean Inc., which was our former parent holding company, and Transocean Cayman Ltd., a company organized under the laws of the Cayman Islands that was a wholly owned subsidiary of Transocean Ltd., pursuant to which Transocean Inc. merged by way of schemes of arrangement under Cayman Islands law with Transocean Cayman Ltd., with Transocean Inc. as the surviving company (the “Redomestication Transaction”).  In the Redomestication Transaction, Transocean Ltd. issued one of its shares in exchange for each ordinary share of Transocean Inc.  In addition, Transocean Ltd. issued 16 million of its shares to Transocean Inc. for future use to satisfy Transocean Ltd.’s obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire shares of Transocean Ltd. (see Note 16—Shareholders’ Equity). The Redomestication Transaction effectively changed the place of incorporation of our parent holding company from the Cayman Islands to Switzerland.  As a result of the Redomestication Transaction, Transocean Inc. became a direct, wholly owned subsidiary of Transocean Ltd.  In connection with the Redomestication Transaction, we relocated our principal executive offices to Vernier, Switzerland.

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

Principles of consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over an entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the unconsolidated affiliate.  See Note 4—Variable Interest Entities.

Our investments in and advances to unconsolidated affiliates, recorded in other assets on our consolidated balance sheets, had carrying amounts of $19 million and $11 million at December 31, 2010 and 2009, respectively.  We recognized equity in earnings of unconsolidated affiliates, recorded in other, net, on our consolidated statements of operations, in the amount of $8 million, $2 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cash and cash equivalents—Cash equivalents are highly liquid debt instruments with original maturities of three months or less that may include time deposits with commercial banks that have high credit ratings, U.S. Treasury and government securities, Eurodollar time deposits, certificates of deposit and commercial paper.  We may also invest excess funds in no-load, open-end, management investment trusts (“management trusts”).  The management trusts invest exclusively in high-quality money market instruments.

Allowance for doubtful accounts—We establish an allowance for doubtful accounts on a case-by-case basis, considering changes in the financial position of a major customer, when we believe the required payment of specific amounts owed is unlikely to occur.  We derive a majority of our revenues from services to international oil companies and government-owned or government-controlled oil companies.  We evaluate the credit quality of our customers on an ongoing basis, and we do not generally require collateral or other security to support customer receivables.  The allowance for doubtful accounts was $38 million and $65 million at December 31, 2010 and 2009, respectively.

Materials and supplies—Materials and supplies are carried at average cost less an allowance for obsolescence.  The allowance for obsolescence was $70 million and $66 million at December 31, 2010 and 2009, respectively.

Property and equipment—Property and equipment, consisting primarily of offshore drilling rigs and related equipment, represented approximately 58 percent of our total assets at December 31, 2010.  The carrying amounts of these assets are based on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs.  These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations.  We compute depreciation using the straight-line method after allowing for salvage values.  We capitalize expenditures for renewals, replacements and improvements, and we expense maintenance and repair costs as incurred.  Upon sale or other disposition of an asset, we recognize a net gain or loss on disposal of the asset, which is measured as the difference between the net carrying amount of the asset and the net proceeds received.

Estimated original useful lives of our drilling units range from 18 to 35 years, buildings and improvements from 10 to 30 years and machinery and equipment from four to 12 years.  From time to time, we may review the estimated remaining useful lives of our drilling units, and we may extend the useful life when events and circumstances indicate a drilling unit can operate beyond its remaining useful life.  During 2010, we adjusted the useful lives for five rigs, extending the estimated useful lives from between 20 and 36 years to between 25 and 39 years.  During 2009, we adjusted the useful lives for 10 rigs, extending the estimated useful lives from between 30 and 35 years to between 33 and 50 years.  During 2008, we adjusted the useful lives for five rigs, extending the estimated useful lives from between 30 and 35 years to between 34 and 50 years.  We deemed the life extensions appropriate for each of these rigs based on the respective contracts under which the rigs were operating and the additional life-extending work, upgrades and inspections we performed on the rigs.  For each of the years ended December 31, 2010, 2009 and 2008, the changes in estimated useful lives of these rigs resulted in a reduction in depreciation expense of $23 million ($0.07 per diluted share), $23 million ($0.07 per diluted share) and $6 million ($0.02 per diluted share), respectively, which had no tax effect for any period.

During 2008, we also adjusted the useful lives for four rigs that we acquired through a merger transaction (the “Merger”) with GlobalSantaFe Corporation (“GlobalSantaFe”), reducing the estimated useful lives from between eight and 16 years to between three and nine years.  We determined the appropriate useful lives for each of these rigs based on our review of technical specifications of the rigs and comparisons to the remaining useful lives of comparable rigs in our fleet.  In 2008, the change in estimated useful life of these rigs resulted in an increase in depreciation expense of $46 million ($0.14 per diluted share), which had no tax effect.  See Note 9—Drilling Fleet.

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  At December 31, 2010, assets held for sale were less than $1 million.  At December 31, 2009, we had assets held for sale, included in current assets, in the amount of $186 million.  See Note 9—Drilling Fleet and Note 25—Subsequent Events.

Long-lived assets and definite-lived intangible assets—We review the carrying amounts of long-lived assets and definite-lived intangible assets, principally property and equipment and a drilling management services customer relationships intangible asset, for potential impairment when events occur or circumstances change that indicate that the carrying value of such assets may not be recoverable.

For assets classified as held and used, we determine recoverability by evaluating the undiscounted estimated future net cash flows, based on projected dayrates and utilization, of the asset group under review.  We consider our asset groups to be Ultra-Deepwater Floaters, Deepwater Floaters, Harsh Environment Floaters, Midwater Floaters, High-Specification Jackups, Standard Jackups and Other Rigs.  When an impairment of one or more of our asset groups is indicated, we measure the impairment as the amount to which the asset group’s carrying amount exceeds its fair value.  We measure the fair values of our contract drilling asset groups by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For our drilling management services customer relationships asset, we estimate fair value using the excess earnings method, which applies the income approach.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds fair value less cost to sell.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In the years ended December 31, 2010, 2009 and 2008, respectively, we concluded that our Standard Jackup asset group, customer relationships intangible asset and our assets held for sale were impaired.  See Note 5—Impairments and Note 10—Goodwill and Other Intangible Assets.

Goodwill and other indefinite-lived intangible assets—We conduct impairment testing for our goodwill and other indefinite-lived intangible assets annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that may indicate a reduction in the fair value of a reporting unit or the indefinite-lived intangible asset is below its carrying value.

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

For our contract drilling services reporting unit, we estimate fair value using projected discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our contract drilling services reporting unit, which are based on estimated future dayrates and utilization, we consider key factors that include assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount the projected cash flows using a long-term weighted-average cost of capital, which is based on our estimate of the investment returns that market participants would require for each of our reporting units.  We derive publicly traded company multiples for companies with operations similar to our reporting units using observable information related to shares traded on stock exchanges and, when available, observable information related to recent acquisitions.  If the reporting unit’s carrying amount exceeds its fair value, we consider goodwill impaired and perform a second step to measure the amount of the impairment loss, if any.  As a result of our annual impairment testing in each of the years ended December 31, 2010 and 2009, we concluded that goodwill was not impaired.  As a result of our interim impairment testing in the year ended December 31, 2010, we concluded that the goodwill associated with our oil and gas properties reporting unit was impaired.  As a result of our annual impairment testing in the year ended December 31, 2008, we concluded that the goodwill associated with our drilling management services reporting unit was impaired.  See Note 5—Impairments and Note 10—Goodwill and Other Intangible Assets.

For our trade name intangible asset, which we have identified as indefinite-lived, we estimate fair value using the relief from royalty method, which applies the income approach.  As a result of our annual impairment testing in the year ended December 31, 2010, we concluded that the trade name intangible asset for our drilling management services reporting unit was not impaired.  As a result of interim impairment testing in the year ended December 31, 2009 and as a result of our annual impairment testing in the year ended December 31, 2008, we concluded that the trade name intangible asset for our drilling management services reporting unit was impaired.  See Note 5—Impairments and Note 10—Goodwill and Other Intangible Assets.

Contingent liabilities—We establish liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated.  Once established, we adjust the carrying amount of a contingent liability upon the occurrence of a recognizable event when facts and circumstances change, altering our previous assumptions with respect to the likelihood or amount of loss.  See Note 14—Commitments and Contingencies.

Operating revenues and expenses—We recognize operating revenues as they are earned, based on contractual daily rates or on a fixed-price basis.  In connection with drilling contracts, we may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs.  In connection with new drilling contracts, revenues earned and incremental costs incurred directly related to contract preparation and mobilization are deferred and recognized over the primary contract term of the drilling project using the straight-line method.  Our policy to amortize the fees related to contract preparation, mobilization and capital upgrades on a straight-line basis over the estimated firm period of drilling is consistent with the general pace of activity, level of services being provided and dayrates being earned over the life of the contract.  For contractual daily rate contracts, we account for loss contracts as the losses are incurred.  Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred.  Upon completion of drilling contracts, any demobilization fees received are reported in income, as are any related expenses.  Capital upgrade revenues received are deferred and recognized over the primary contract term of the drilling project.  The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset.  We incur periodic survey and drydock costs in connection with obtaining regulatory certification to operate our rigs on an ongoing basis.  Costs associated with these certifications are deferred and amortized on a straight-line basis over the period until the next survey.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Contract drilling intangible revenues—In connection with the Merger, we acquired drilling contracts for future contract drilling services of GlobalSantaFe.  The terms of these contracts include fixed dayrates that were above or below the market dayrates available for similar contracts as of the date of the Merger.  We recognized the fair value adjustments as contract intangible assets and liabilities, recorded in other assets and other long-term liabilities, respectively.  We amortize the resulting contract drilling intangible revenues on a straight-line basis over the respective contract period.  During the years ended December 31, 2010, 2009 and 2008, we recognized contract intangible revenues of $98 million, $281 million and $690 million, respectively.  See Note 10—Goodwill and Other Intangible Assets.

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

We recognize share-based compensation expense in the same financial statement line item as cash compensation paid to the respective employees.  Tax deduction benefits for awards in excess of recognized compensation costs are reported as a financing cash flow.  Share-based compensation expense was $102 million, $81 million and $64 million in the years ended December 31, 2010, 2009 and 2008, respectively.  Income tax benefit on share-based compensation expense was $10 million, $8 million, and $8 million in the years ended December 31, 2010, 2009 and 2008, respectively.  See Note 17—Share-Based Compensation Plans.

Pension and other postretirement benefits—We use a measurement date of January 1 for determining net periodic benefit costs and December 31 for determining benefit obligations and the fair value of plan assets.  We determine our net periodic benefit costs based on a market-related valuation of assets that reduces year-to-year volatility by recognizing investment gains or losses over a five-year period from the year in which they occur.  Investment gains or losses for this purpose are measured as the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.

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

For the long-term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which are weighted to consider each plan’s target asset allocation.  For the discount rate, we base our assumptions on a yield curve approach using Aa-rated corporate bonds and the expected timing of future benefit payments.  For the projected compensation trend rate, we consider short-term and long-term compensation expectations for participants, including salary increases and performance bonus payments.  For the health care cost trend rate for other postretirement benefits, we establish our assumptions for health care cost trends, applying an initial trend rate that reflects both our recent historical experience and broader national statistics with an ultimate trend rate that assumes that the portion of gross domestic product devoted to health care eventually becomes constant.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Pension and other postretirement benefit plan obligations represented an aggregate liability in the amount of their net underfunded status of $469 million and $514 million, at December 31, 2010 and 2009, respectively.  Net periodic benefit costs were $91 million, $87 million and $47 million for the years ended December 31, 2010, 2009 and 2008, respectively.  See Note 13—Postemployment Benefit Plans.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $89 million, $182 million and 147 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Derivatives and hedging—From time to time, we may enter into a variety of derivative financial instruments in connection with the management of our exposure to variability in foreign exchange rates and interest rates.  We record derivatives on our consolidated balance sheet, measured at fair value.  For derivatives that do not qualify for hedge accounting, we recognize the gains and losses associated with changes in the fair value in current period earnings.  See Note 12—Derivatives and Hedging and Note 20—Financial Instruments and Risk Concentration.

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

Foreign currency—The majority of our revenues and expenditures are denominated in U.S. dollars to limit our exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency for all of our operations.  Foreign currency exchange gains and losses are primarily included in other income (expense) as incurred.  We had a net foreign currency exchange gain of less than $1 million for the year ended December 31, 2010.  We had net foreign currency exchange losses of $34 million and $3 million for the years ended December 31, 2009 and 2008, respectively.

Income taxes—We provide for income taxes based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned.  There is little or no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits.  Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year.

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

We maintain liabilities for estimated tax exposures in our jurisdictions of operation, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest and penalties.  Tax exposure items include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to revise past estimates.  See Note 6—Income Taxes.

Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current year’s presentation.  These reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 25—Subsequent Events.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 3—New Accounting Pronouncements

Recently Adopted Accounting Standards

Consolidation—Effective January 1, 2010, we adopted the accounting standards update that requires enhanced transparency of our involvement with variable interest entities, which (a) amends certain guidance for determining whether an enterprise is a variable interest entity, (b) requires a qualitative rather than a quantitative analysis to determine the primary beneficiary, and (c) requires continuous assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  We evaluated these requirements, particularly with regard to our interests in Transocean Pacific Drilling Inc. (“TPDI”) and Angola Deepwater Drilling Company Limited (“ADDCL”) and our adoption did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.  See Note 4—Variable Interest Entities.

Fair value measurements and disclosures—Effective January 1, 2010, we adopted the effective provisions of the accounting standards update that clarifies existing disclosure requirements and introduces additional disclosure requirements for fair value measurements.  The update requires entities to disclose the amounts of and reasons for significant transfers between Level 1 and Level 2, the reasons for any transfers into or out of Level 3, and information about recurring Level 3 measurements of purchases, sales, issuances and settlements on a gross basis.  The update also clarifies that entities must provide (a) fair value measurement disclosures for each class of assets and liabilities and (b) information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  We have applied the effective provisions of this accounting standards update in preparing the disclosures in our notes to consolidated financial statements and our adoption did not have a material effect on such disclosures.  See Note 2—Significant Accounting Policies.

Subsequent events—Effective for financial statements issued after February 2010, we adopted the accounting standards update regarding subsequent events, which clarifies that U.S. Securities and Exchange Commission (“SEC”) filers are not required to disclose the date through which management evaluated subsequent events in the financial statements.  Our adoption did not have a material effect on the disclosures contained within our notes to consolidated financial statements.  See Note 2—Significant Accounting Policies.

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

Note 4—Variable Interest Entities

Consolidated variable interest entities—TPDI and ADDCL, joint venture companies in which we hold interests, were formed to own and operate certain ultra-deepwater drillships.  We have determined that each of these joint venture companies meets the criteria of a variable interest entity for accounting purposes because their equity at risk is insufficient to permit them to carry on their activities without additional subordinated financial support from us.  We have also determined, in each case, that we are the primary beneficiary for accounting purposes since (a) we have the power to direct the construction, marketing and operating activities, which are the activities that most significantly impact each entity’s economic performance, and (b) we have the obligation to absorb a majority of the losses or the right to receive a majority of the benefits that could be potentially significant to the variable interest entity.  As a result, we consolidate TPDI and ADDCL in our consolidated financial statements, we eliminate intercompany transactions, and we present the interests that are not owned by us as noncontrolling interest on our consolidated balance sheets.  The carrying amounts associated with these joint venture companies, after eliminating the effect of intercompany transactions, were as follows (in millions):

	December 31, 2010			December 31, 2009
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$1,598	$763	$835	$1,500	$763	$737
ADDCL	864	345	519	582	482	100
Total	$2,462	$1,108	$1,354	$2,082	$1,245	$837

At December 31, 2010 and 2009, the aggregate carrying amount of assets of our consolidated variable interest entities that were pledged as security for the outstanding debt of our consolidated variable interest entities was $2,191 million and $1,975 million, respectively.  See Note 11—Debt.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Pacific Drilling Limited (“Pacific Drilling”), a Liberian company, owns the 50 percent interest in TPDI that is not owned by us, and we present its interest in TPDI as noncontrolling interest on our consolidated balance sheets.  Beginning on October 18, 2010, Pacific Drilling had the unilateral right to exchange its interest in TPDI for our shares or cash, at its election, at an amount based on an appraisal of the fair value of the drillships, subject to certain adjustments.  Accordingly, when this option became exercisable, we reclassified the carrying amount of Pacific Drilling’s interest from permanent equity to temporary equity, located between liabilities and equity on our consolidated balance sheets, since the event that gives rise to a potential redemption of the noncontrolling interest is not within our control.  See Note 15—Redeemable Noncontrolling Interest.

Unconsolidated variable interest entities—In January 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV, to subsidiaries of Awilco Drilling Limited (“ADL”), a U.K. company (see Note 9—Drilling Fleet).  We have determined that ADL meets the criteria of a variable interest entity for accounting purposes because its equity at risk is insufficient to permit it to carry on its activities without additional subordinated financial support.  We have also determined that we are not the primary beneficiary for accounting purposes since, although we hold a significant financial interest in the variable interest entity and have the obligation to absorb losses or receive benefits that could be potentially significant to the variable interest entity, we do not have the power to direct the marketing and operating activities, which are the activities that most significantly impact the entity’s economic performance.

In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million.  The notes receivable, which are secured by the drilling units, have stated interest rates of 9 percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015 (see Note 19—Fair Values of Financial Instruments).  We have also committed to provide ADL with a working capital loan, which is also secured by the drilling units, with a maximum borrowing amount of $35 million.  Additionally, we operated GSF Arctic IV under a short-term bareboat charter with ADL, until November 2010.  We evaluate the credit quality and financial condition of ADL quarterly.  At December 31, 2010, the notes receivable and working capital loan receivable had no amounts past due and had aggregate carrying amounts of $109 million and $6 million, respectively.

Note 5—Impairments

Long-lived assets—During the year ended December 31, 2010, we determined that the Standard Jackup asset group in our contract drilling services reporting unit was impaired due to projected declines in dayrates and utilization.  We measured the fair value of this asset group by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Our valuation utilized the projection of the future performance of the asset group based on unobservable inputs that require significant judgment for which there is little or no market data, including assumptions regarding long-term projections for future revenues and costs, dayrates, rig utilization and idle time.  As a result, we determined that the carrying amount of the Standard Jackup asset group exceeded its fair value, and we recognized a loss on impairment of long-lived assets in the amount of $1.0 billion ($3.15 per diluted share), which had no tax effect, during the year ended December 31, 2010.

Goodwill and other indefinite-lived intangible assets—As a result of interim impairment testing in the year ended December 31, 2010, we determined that the goodwill associated with our oil and gas properties reporting unit was impaired.  Accordingly, we recognized a loss on impairment of the full carrying amount of the goodwill associated with the reporting unit in the amount of $2 million ($0.01 per diluted share), which had no tax effect.  As a result of our annual impairment testing in the year ended December 31, 2008, we determined that the goodwill associated with our drilling management services reporting unit was impaired.  Accordingly, we recognized a loss on impairment of the full carrying amount of goodwill associated with this reporting unit in the amount of $176 million ($0.55 per diluted share), which had no tax effect.

During the years ended December 31, 2009 and 2008, we determined that the trade name intangible asset associated with our drilling management services reporting unit was impaired due to market conditions resulting from the global economic downturn and continued pressure on commodity prices.  We estimated the fair value of the trade name intangible asset using the relief from royalty method, a valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services reporting unit based on unobservable inputs that require significant judgment for which there is little or no market data, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our evaluations in each of the years ended December 31, 2009 and 2008, we determined that the carrying amount of the trade name intangible asset exceeded its fair value, and we recognized a loss on impairment of $6 million ($0.02 per diluted share, which had no tax effect) and $31 million ($20 million or $0.06 per diluted share, net of tax), respectively.  The carrying amount of the trade name intangible asset, recorded in other assets on our consolidated balance sheets, was $39 million at both December 31, 2010 and December 31, 2009.

Definite-lived intangible assets—During the years ended December 31, 2009 and 2008, we determined that the customer relationships intangible asset associated with our drilling management services reporting unit was impaired due to market conditions resulting from the global economic downturn and continued pressure on commodity prices.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services reporting unit based on unobservable inputs that require significant judgment for which there is little or no market data, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our evaluations in each of the years ended December 31, 2009 and 2008, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value and recognized a loss on impairment of $49 million ($0.15 per diluted share, which had no tax effect) and $16 million ($11 million or $0.04 per diluted share, net of tax), respectively.  There was no impairment for the year ended December 31, 2010.  The carrying amount of the customer relationships intangible asset, recorded in other assets on our consolidated balance sheets was $59 million and $64 million at December 31, 2010 and 2009, respectively.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Assets held for sale—During the years ended December 31, 2009 and 2008, we determined that GSF Arctic II and GSF Arctic IV, both classified as assets held for sale, were impaired due to the global economic downturn and pressure on commodity prices, both of which had an adverse effect on our industry.  We estimated the fair values of these rigs based on an exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date and considering our undertakings to the Office of Fair Trading in the U.K. (“OFT”) that required the sale of the rigs with certain limitations and in a limited amount of time.  We based our estimates on unobservable inputs that require significant judgment, for which there is little or no market data, including non-binding price quotes from unaffiliated parties, considering the then-current market conditions and restrictions imposed by the OFT.  For each of the years ended December 31, 2009 and 2008, as a result of our evaluation, we recognized a loss on impairment of $279 million ($0.87 per diluted share) and $97 million ($0.30 per diluted share), respectively, which had no tax effect.  The carrying amount of assets held for sale was $186 million at December 31, 2009, and these assets were sold in the year ended December 31, 2010.  See Note 9—Drilling Fleet.

Note 6—Income Taxes

Tax Provision—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  At the federal level, qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are exempt from Swiss federal income tax.  Consequently, Transocean Ltd. expects dividends from its subsidiaries and capital gains from sales of investments in its subsidiaries to be exempt from Swiss federal income tax.

We conduct operations through our various subsidiaries in a number of countries throughout the world, all of which have taxation regimes with varying nominal rates, deductions, credits and other tax attributes.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  There is little to no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.

The components of our provision (benefit) for income taxes were as follows (in millions):

	Years ended December 31,
	2010	2009	2008
Current tax expense	$456	$741	$735
Deferred tax expense (benefit)	(145)	13	8
Income tax expense	$311	$754	$743

Effective tax rate	23.9%	19.2%	15.6%

We are subject to changes in tax laws, treaties and regulations in and between the countries in which we operate, or in which we are incorporated or resident.  A material change in these tax laws, treaties or regulations could result in a higher or lower effective tax rate on our worldwide earnings.

A reconciliation of the differences between our income tax expense computed at the Swiss holding company statutory rate of 7.83 percent and our reported provision for income taxes for the years ended December 31, 2010 and 2009, was as follows (in millions):

	Years ended December 31,
	2010	2009
Income tax expense at the federal statutory rate	$102	$307
Taxes on earnings subject to rates greater than the Swiss rate	89	321
Taxes on impairment loss subject to rates less than the Swiss rate	79	—
Changes in unrecognized tax benefits	71	135
Change in valuation allowance	(4)	46
Benefit from foreign tax credits	(23)	(49)
Other, net	(3)	(6)
Income tax expense	$311	$754

For the year ended December 31, 2008, our parent holding company was a Cayman Islands company and our earnings were not subject to income tax in the Cayman Islands because the country does not levy tax on corporate income.  As a result, we have not presented a reconciliation of the differences between the income tax provision computed at the statutory rate and the reported provision for income taxes for this period.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2010	2009
Deferred tax assets
Drilling contract intangibles	$6	$14
Net operating loss carryforwards	114	135
Tax credit carryforwards	29	29
Accrued payroll expenses not currently deductible	72	74
Deferred income	84	74
Other	61	29
Valuation allowance	(94)	(98)
Total deferred tax assets	272	257

Deferred tax liabilities
Depreciation and amortization	(699)	(834)
Drilling management services intangibles	(26)	(27)
Other	(26)	(18)
Total deferred tax liabilities	(751)	(879)

Net deferred tax liabilities	$(479)	$(622)

Our deferred tax assets include U.S. foreign tax credit carryforwards of $29 million, which will expire between 2015 and 2020.  Deferred tax assets related to our NOLs were generated in various worldwide tax jurisdictions.  The tax effect of our Brazilian NOLs, which do not expire, was $53 million and $59 million at December 31, 2010 and 2009, respectively.  On December 31, 2009, our unrecognized U.S. capital loss carryforward expired.  We did not recognize a deferred tax asset for the capital loss carryforward, as it was not probable that we would realize the benefit of this tax attribute.  Our operations do not normally generate capital gain income, which is the only type of income that may be offset by capital losses.  Certain activities related to the TODCO tax sharing agreement also serve to increase or decrease the capital loss carryforward.

For the year ended December 31, 2010, the valuation allowance against our non-current deferred tax assets did not change significantly.  For the year ended December 31, 2009, the valuation allowance against our non-current deferred tax assets increased from $52 million to $98 million, resulting primarily from reassessments of valuation allowances, as well as the corresponding NOLs associated with our Brazil operations.

Our deferred tax liabilities include taxes related to the earnings of certain subsidiaries that are not permanently reinvested or that will not be permanently reinvested in the future.  Should our expectations change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

We consider the earnings of certain of our subsidiaries to be indefinitely reinvested.  As such, we have not provided for taxes on these unremitted earnings.  Should we make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable to various jurisdictions.  At December 31, 2010, the amount of indefinitely reinvested earnings was approximately $2.0 billion.  If all of these indefinitely reinvested earnings were distributed, we would be subject to estimated taxes of $150 million to $200 million.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 1999.  For the years ended December 31, 2010 and December 31, 2009, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations was insignificant.

Our tax returns in the other major jurisdictions in which we operate are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the general examination periods in four major jurisdictions for up to 16 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position, or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a reconciliation of our unrecognized tax benefits, excluding interest and penalties (in millions):

	Years ended December 31,
	2010	2009	2008
Balance, beginning of period	$460	$372	$299
Additions for current year tax positions	46	64	46
Additions for prior year tax positions	9	62	67
Reductions for prior year tax positions	(11)	(22)	(36)
Settlements	(17)	(3)	(3)
Reductions related to statute of limitation expirations	(2)	(13)	(1)
Balance, end of period	$485	$460	$372

The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2010	2009
Unrecognized tax benefits, excluding interest and penalties	$485	$460
Interest and penalties	235	200
Unrecognized tax benefits, including interest and penalties	$720	$660

For the years ended December 31, 2010, 2009 and 2008, we recognized interest and penalties related to our unrecognized tax benefits, recorded as a component of income tax expense, in the amount of $35 million, $51 million and $24 million, respectively.  If recognized, $693 million of our unrecognized tax benefits, including interest and penalties, as of December 31, 2010, would favorably impact our effective tax rate.

It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2011 primarily due to the progression of open audits or the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Tax positions—With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, resulting in a total proposed adjustment of approximately $79 million, excluding interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities.  In August 2010, we filed a petition with the U.S. Tax Court to resolve this issue.

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  In July 2010, we filed a protest letter with the U.S. tax authorities covering this assessment.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, excluding interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

In addition, the May 2010 assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions impacted our basis in our former subsidiary TODCO, which we disposed of in 2004 and 2005.  The authorities are disputing the amount of capital losses that resulted from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on our 2006, 2007, 2008 and 2009 tax returns.  The majority of the capital losses were unutilized and expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers into 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital gain for offset by the capital loss.  These claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $295 million.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $166 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments in the aggregate amount of approximately $92 million, exclusive of interest.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain of our former external advisors on these transactions.  The authorities issued tax assessments of (a) approximately $268 million plus interest, related to certain restructuring transactions, (b) approximately $117 million plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, (c) approximately $71 million plus interest, related to a 2001 dividend payment and (d) approximately $7 million plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We may be required to provide some form of financial security, in an amount up to $1.0 billion, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  We intend to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.  An unfavorable outcome on these Norwegian civil tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $115 million, plus a 75 percent penalty of $86 million and $138 million of interest through December 31, 2010.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.

Note 7—Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Years ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Net income attributable to controlling interest	$961	$961	$3,181	$3,181	$4,031	$4,031
Undistributed earnings allocable to participating securities	(5)	(5)	(18)	(18)	(10)	(10)
Net income available to shareholders	$956	$956	$3,163	$3,163	$4,021	$4,021

Denominator for earnings per share
Weighted-average shares outstanding	320	320	320	320	318	318
Effect of dilutive securities:
Stock options and other share-based awards	—	—	—	1	—	2
Stock warrants	—	—	—	—	—	1
Weighted-average shares for per share calculation	320	320	320	321	318	321

Earnings per share	$2.99	$2.99	$9.87	$9.84	$12.63	$12.53

For the years ended December 31, 2010, 2009 and 2008 we have excluded 2.2 million, 1.7 million and 0.4 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.

The 1.625% Series A Convertible Senior Notes, 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.  See Note 11—Debt.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8—Other Comprehensive Income

The allocation of other comprehensive income (loss) attributable to controlling interest and to noncontrolling interest was as follows (in millions):

	Years ended December 31,
	2010			2009			2008
	Controlling interest	Non-controlling interest (a)	Total	Controlling interest	Non-controlling interest (a)	Total	Controlling interest	Non-controlling interest (a)	Total
Unrecognized components of net periodic benefit costs	$(8)	$—	$(8)	$37	$—	$37	$(388)	$—	$(388)
Recognized components of net periodic benefit costs	16	—	16	24	—	24	5	—	5
Unrecognized gain (loss) on derivative instruments	(10)	(19)	(29)	(4)	2	(2)	(1)	—	(1)
Recognized (gain) loss on derivative instruments	14	(2)	12	3	3	6	—	—	—
Other, net	—	—	—	1	—	1	(3)	—	(3)

Other comprehensive income (loss) before income taxes	12	(21)	(9)	61	5	66	(387)	—	(387)
Income taxes related to other comprehensive income	(9)	—	(9)	24	—	24	9	—	9
Other comprehensive income (loss), net of tax	$3	$(21)	$(18)	$85	$5	$90	$(378)	$—	$(378)
______________________________
(a)	Includes amounts attributable to noncontrolling interest and redeemable noncontrolling interest.

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in millions):

	December 31, 2010			December 31, 2009
	Controlling interest	Non-controlling interest	Redeemable non-controlling interest	Controlling interest	Non-controlling interest	Redeemable non-controlling interest
Unrecognized components of net periodic benefit costs (a)	$(335)	$—	$—	$(334)	$—	$—
Unrecognized gain (loss) on derivative investments	5	(3)	(13)	1	5	—
Unrealized loss on marketable securities	(2)	—	—	(2)	—	—
Accumulated other comprehensive income (loss)	$(332)	$(3)	$(13)	$(335)	$5	$—
______________________________
(a)	Amounts are net of income tax effect of $36 million and $45 million for December 31, 2010 and 2009, respectively.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 9—Drilling Fleet

Expansion—Construction work in progress, recorded in property and equipment, was $1.5 billion and $3.7 billion at December 31, 2010 and 2009, respectively.  The following table presents actual capital expenditures and other capital additions, including capitalized interest, for our remaining major construction projects for the three years ended December 31, 2010 (in millions):

	Years ended December 31,
	2010	2009	2008	2007 - 2006	Total
Deepwater Champion (a)	$206	$263	$155	$109	$733
Discoverer India (b)	203	291	250	—	744
Discoverer Luanda (b) (c)	174	220	208	107	709
Transocean Honor (d)	97	—	—	—	97
Dhirubhai Deepwater KG2 (b) (e)	36	371	91	179	677
Development Driller III (b) (a)	24	117	133	350	624
Discoverer Inspiration (b)	12	224	205	238	679
High-Specification Jackup TBN1 (f)	9	—	—	—	9
High-Specification Jackup TBN2 (f)	9	—	—	—	9
Discoverer Americas (b)	6	148	167	311	632
Discoverer Clear Leader (b)	6	115	107	409	637
Petrobras 10000 (b) (g)	6	735	—	—	741
Dhirubhai Deepwater KG1 (b) (e)	—	295	105	279	679
Sedco 700-series upgrades (b)	—	71	124	396	591
Capitalized interest	89	182	147	93	511
Mobilization costs	89	155	—	—	244
Total	$966	$3,187	$1,692	$2,471	$8,316
______________________________
(a)
These costs include our initial investment in Deepwater Champion of $109 million and our initial investment in Development Driller III of $350 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe in November 2007.

(b)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of December 31, 2010.
(c)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  ADDCL is responsible for all of these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(d)
In November 2010, we made an initial installment payment of $97 million to purchase a PPL Pacific Class 400 design jackup, to be named Transocean Honor, for $195 million.  The High-Specification Jackup is under construction at PPL Shipyard Pte Ltd. in Singapore and is expected for delivery in the fourth quarter of 2011.

(e)
The costs for Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2 represent 100 percent of TPDI’s expenditures, including those incurred prior to our investment in the joint venture.  TPDI is responsible for all of these costs.  We hold a 50 percent interest in TPDI, and Pacific Drilling holds the remaining 50 percent interest.

(f)
In December 2010, we made initial installment payments of $9 million each, to purchase two Keppel FELS Super B class design jackups for $186 million each.  The two High-Specification Jackups are under construction at Keppel FELS yard in Singapore and are expected for delivery in the fourth quarter of 2012.

(g)
In June 2008, we reached an agreement with a joint venture formed by subsidiaries of Petrobras and Mitsui to acquire Petrobras 10000 under a capital lease contract.  In connection with the agreement, we agreed to provide assistance and advisory services for the construction of the rig and operating management services once the rig commenced operations.  On August 4, 2009, we accepted delivery of Petrobras 10000 and recorded non-cash additions of $716 million to property and equipment, net, along with a corresponding increase to long-term debt.  Total capital additions include $716 million in capital costs incurred by Petrobras and Mitsui for the construction of the drillship and $19 million of other capital expenditures.  The capital lease agreement has a 20-year term, after which we will have the right and obligation to acquire the drillship for one dollar.  See Note 11—Debt and Note 14—Commitments and Contingencies.

In March 2010, we acquired GSF Explorer, an asset formerly held under capital lease, in exchange for a cash payment in the amount of $15 million, terminating the capital lease obligation.  See Note 11—Debt.

Dispositions—During the year ended December 31, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million (see Note 4—Variable Interest Entities and Note 19—Fair Values of Financial Instruments).  We operated GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel, until November 2010.  As a result of the sale, we recognized a loss on disposal of assets in the amount of $15 million ($0.04 per diluted share), which had no tax effect for the year ended December 31, 2010.  For the year ended December 31, 2010, we recognized a gain on disposal of other unrelated assets in the amount of $5 million.  In December 2010, we entered into an agreement to sell our Standard Jackup Transocean Mercury and related equipment.  As of December 31, 2010, Transocean Mercury had a net carrying amount of less than $1 million, recorded in assets held for sale on our consolidated balance sheet.  See Note 25—Subsequent Events.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

During the year ended December 31, 2009, we received net proceeds of $10 million in connection with our sale of Sedco 135-D and disposals of other unrelated property and equipment, and these disposals had no net effect on income taxes or net income.  In addition, we received net proceeds of $4 million in exchange for our 45 percent ownership interest in Caspian Drilling Company Limited, which operates Dada Gorgud and Istigal under long-term bareboat charters with the owner of the rigs and $38 million in exchange for our interest in Arab Drilling & Workover Company.  During the year ended December 31, 2009, we recognized a loss on disposal of assets of $9 million, which had no tax effect.

During the year ended December 31, 2008, we completed the sale of three Standard Jackups, GSF High Island VIII, GSF Adriatic III and GSF High Island I.  We received cash proceeds of $320 million associated with the sales, which had no effect on earnings.

Deepwater Horizon—On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  The rig’s insured value was $560 million, which was not subject to a deductible, and our insurance underwriters declared the vessel a total loss.  During the year ended December 31, 2010, we received $560 million in cash proceeds from insurance recoveries related to the loss of the drilling unit and, for the year ended December 31, 2010, we recognized a gain on the loss of the rig in the amount of $267 million ($0.83 per diluted share), which had no tax effect.  See Note 14—Commitments and Contingencies.

Note 10—Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets—The gross carrying amounts of goodwill and accumulated impairment were as follows (in millions):

	Year ended December 31, 2010			Year ended December 31, 2009
	Gross carrying amount	Accumulated impairment	Net carrying amount	Gross carrying amount	Accumulated impairment	Net carrying amount
Contract drilling services
Balance, beginning of period	$10,626	$(2,494)	$8,132	$10,620	$(2,494)	$8,126
Purchase price adjustment	—	—	—	6	—	6
Balance, end of period	10,626	(2,494)	8,132	10,626	(2,494)	8,132

Drilling management services
Balance, beginning of period	176	(176)	—	176	(176)	—
Balance, end of period	176	(176)	—	176	(176)	—

Oil and gas properties
Balance, beginning of period	2	—	2	2	—	2
Impairment	—	(2)	(2)	—	—	—
Balance, end of period	2	(2)	—	2	—	2

Total goodwill
Balance, beginning of period	10,804	(2,670)	8,134	10,798	(2,670)	8,128
Impairment	—	(2)	(2)	—	—	—
Purchase price adjustment	—	—	—	6	—	6
Balance, end of period	$10,804	$(2,672)	$8,132	$10,804	$(2,670)	$8,134

The gross carrying amounts of the ADTI trade name, which we consider to be an indefinite-lived intangible asset, and accumulated impairment were as follows (in millions):

	Year ended December 31, 2010			Year ended December 31, 2009
	Gross carrying amount	Accumulated impairment	Net carrying amount	Gross carrying amount	Accumulated impairment	Net carrying amount
Trade name
Balance, beginning of period	$76	$(37)	$39	$76	$(31)	$45
Impairment	—	—	—	—	(6)	(6)
Balance, end of period	$76	$(37)	$39	$76	$(37)	$39

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Definite-lived intangible assets—The gross carrying amounts of our drilling contract intangibles and drilling management customer relationships, both of which we consider to be definite-lived intangible assets and intangible liabilities, and accumulated amortization and impairment were as follows (in millions):

	Year ended December 31, 2010			Year ended December 31, 2009
	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Drilling contract intangible assets
Balance, beginning of period	$191	$(167)	$24	$191	$(123)	$68
Amortization	—	(18)	(18)	—	(44)	(44)
Balance, end of period	191	(185)	6	191	(167)	24

Customer relationships
Balance, beginning of period	148	(84)	64	148	(27)	121
Amortization	—	(5)	(5)	—	(8)	(8)
Impairment	—	—	—	—	(49)	(49)
Balance, end of period	148	(89)	59	148	(84)	64

Total definite-lived intangible assets
Balance, beginning of period	339	(252)	87	339	(150)	189
Amortization	—	(23)	(23)	—	(53)	(53)
Impairment	—	—	—	—	(49)	(49)
Balance, end of period	$339	(275)	64	$339	$(252)	$87

Drilling contract intangible liabilities
Balance, beginning of period	$1,494	$(1,226)	$268	$1,494	$(901)	$593
Amortization	—	(116)	(116)	—	(325)	(325)
Balance, end of period	$1,494	(1,342)	152	$1,494	$(1,226)	$268

We amortize the drilling contract intangibles over the term of the respective drilling contracts using the straight-line method of amortization, recognized in contract intangible revenues on our consolidated statements of operations.  We amortize the customer relationships intangible asset over its 15-year life using the straight-line method of amortization, recognized in operating and maintenance expense on our consolidated statements of operations.  The estimated net future amortization related to intangible assets and liabilities as of December 31, 2010, was as follows (in millions):

	Drilling contract intangibles	Customer relationships
Years ending December 31,
2011	$(45)	$5
2012	(42)	5
2013	(25)	5
2014	(15)	5
2015	(14)	5
Thereafter	(6)	34
Total intangible assets (liabilities), net	$(147)	$59

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 11—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	December 31, 2010			December 31, 2009
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
ODL Loan Facility	$10	$—	$10	$10	$—	$10
Commercial paper program (a)	88	—	88	281	—	281
6.625% Notes due April 2011 (a)	167	—	167	170	—	170
5% Notes due February 2013	255	—	255	247	—	247
5.25% Senior Notes due March 2013 (a)	511	—	511	496	—	496
TPDI Credit Facilities due March 2015	—	560	560	—	581	581
4.95% Senior Notes due November 2015 (a)	1,099	—	1,099	—	—	—
ADDCL Credit Facilities due November 2017	—	242	242	—	454	454
6.00% Senior Notes due March 2018 (a)	997	—	997	997	—	997
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
TPDI Notes due October 2019	—	148	148	—	148	148
6.50% Senior Notes due November 2020 (a)	899	—	899	—	—	—
Capital lease obligation due July 2026	—	—	—	15	—	15
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7.45% Notes due April 2027 (a)	96	—	96	96	—	96
7% Notes due June 2028	313	—	313	313	—	313
Capital lease contract due August 2029	694	—	694	711	—	711
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.625% Series A Convertible Senior Notes due December 2037 (a)	11	—	11	1,261	—	1,261
1.50% Series B Convertible Senior Notes due December 2037 (a)	1,625	—	1,625	2,057	—	2,057
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,605	—	1,605	1,979	—	1,979
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
Total debt	10,271	950	11,221	10,534	1,183	11,717
Less debt due within one year
ODL Loan Facility	10	—	10	10	—	10
Commercial paper program (a)	88	—	88	281	—	281
6.625% Notes due April 2011 (a)	167	—	167	—	—	—
TPDI Credit Facilities due March 2015	—	70	70	—	52	52
ADDCL Credit Facilities due November 2017	—	25	25	—	248	248
Capital lease contract due August 2029	16	—	16	16	—	16
1.625% Series A Convertible Senior Notes due December 2037 (a)	11	—	11	1,261	—	1,261
1.50% Series B Convertible Senior Notes due December 2037 (a)	1,625	—	1,625	—	—	—
Total debt due within one year	1,917	95	2,012	1,568	300	1,868
Total long-term debt	$8,354	$855	$9,209	$8,966	$883	$9,849
______________________________
(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the commercial paper program and the Five-Year Revolving Credit Facility.  Transocean Ltd. has no independent assets or operations, its guarantee of debt securities of Transocean Inc. is full and unconditional and its only other subsidiary, not owned indirectly through Transocean Inc., is minor.  Transocean Inc.’s only operating assets are its investments in its operating subsidiaries.  Transocean Inc.’s independent assets and operations, other than those related to investments in its subsidiaries and balances primarily pertaining to its cash and cash equivalents and debt are less than two percent of the total consolidated assets and operations of Transocean Ltd., and thus, substantially all of the assets and operations exist within these non-guarantor operating companies.  Furthermore, Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries or entities accounted for under the equity method by dividends, loans or return of capital distributions.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2011 and 2012, respectively.  At December 31, 2010, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Years ending December 31,
2011	$1,970	$95	$2,065
2012	1,741	97	1,838
2013	770	98	868
2014	22	100	122
2015	1,123	340	1,463
Thereafter	4,797	220	5,017
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,423	950	11,373
Total unamortized discounts, premiums and fair value adjustments	(152)	—	(152)
Total debt	$10,271	$950	$11,221

ODL Loan Facility—We have a $10 million loan facility with Overseas Drilling Limited (“ODL”) under a loan agreement dated December 2009, as amended (the “ODL Loan Facility”).  ODL may demand repayment of the borrowings under the loan facility at any time upon written notice, five business days in advance.  Any amounts due to us from ODL may be offset against the borrowings at the time of repayment.  As of December 31, 2010 and 2009, $10 million was outstanding under the ODL Loan Facility.

Commercial paper program—We maintain a commercial paper program (the “Program”), which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes for general corporate purposes up to a maximum aggregate outstanding amount of $1.5 billion.  Proceeds from commercial paper issuance under the Program may be used for general corporate purposes.  At December 31, 2010, $88 million in commercial paper was outstanding at a weighted-average interest rate of 1.0 percent, including commissions.

6.625% Notes and 7.5% Notes—In April 2001, Transocean Inc. issued $700 million aggregate principal amount of 6.625% Notes due April 2011 and $600 million aggregate principal amount of 7.5% Notes due April 2031.  The indenture pursuant to which the notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At December 31, 2010, $166 million and $600 million principal amount of the 6.625% Notes and 7.5% Notes, respectively, were outstanding.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (“Five-Year Revolving Credit Facility”).  We may borrow under the Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five-Year Revolving Credit Facility Margin”) based on our Debt Rating (based on our current Debt Rating, a margin of 1.325 percent) or (2) the Base Rate plus the Five-Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent, based on our Debt Rating, and was 0.175 percent at December 31, 2010.  The Five-Year Revolving Credit Facility expires on November 27, 2012 and may be prepaid in whole or in part without premium or penalty.  The Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At December 31, 2010, we had $1.9 billion available borrowing capacity, we had $81 million in letters of credit issued and outstanding and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

5% Notes and 7% Notes—Two of our wholly-owned subsidiaries are the obligors on the 5% Notes due 2013 (the “5% Notes”) and the 7% Notes due 2028 (the “7% Notes”), and we have not guaranteed either obligation.  The respective obligor may redeem the 5% Notes and the 7% Notes in whole or in part at a price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, and a make-whole premium.  The indentures related to the 5% Notes and the 7% Notes contain limitations on creating liens and sale/leaseback transactions.  At December 31, 2010, $250 million and $300 million aggregate principal amount of the 5% Notes and the 7% Notes, respectively, remained outstanding.  See Note 12—Derivatives and Hedging.

5.25%, 6.00% and 6.80% Senior Notes—In December 2007, Transocean Inc. issued $500 million aggregate principal amount of 5.25% Senior Notes due March 2013 (the “5.25% Senior Notes”), $1.0 billion aggregate principal amount of 6.00% Senior Notes due March 2018 (the “6.00% Senior Notes”) and $1.0 billion aggregate principal amount of 6.80% Senior Notes due March 2038 (the “6.80% Senior Notes”).  Transocean Inc. may redeem some or all of the notes at any time, at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, and a make-whole premium.  The indenture pursuant to which the notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At December 31, 2010, $500 million, $1 billion and $1 billion principal amount of the 5.25% Senior Notes, the 6.00% Senior Notes and the 6.80% Senior Notes, respectively, were outstanding.  See Note 12—Derivatives and Hedging.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the senior and junior term loans with an aggregate commitment of $595 million.  The senior term loan, the junior term loan and the revolving credit facility bear interest at LIBOR plus the applicable margins of 1.45 percent, 2.25 percent and 1.45 percent, respectively.  The senior term loan requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  At December 31, 2010, $1.1 billion was outstanding under the TPDI Credit Facilities, of which $543 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on December 31, 2010 was 1.9 percent.

In April 2010, TPDI obtained a letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.

4.95% Senior Notes and 6.50% Senior Notes—In September 2010, we issued $1.1 billion aggregate principal amount of 4.95% Senior Notes due November 2015 (the “4.95% Senior Notes”) and $900 million aggregate principal amount of 6.50% Senior Notes due November 2020 (the “6.50% Senior Notes,” and together with the 4.95% Senior Notes, the “Senior Notes”).  We are required to pay interest on the Senior Notes on May 15 and November 15 of each year, beginning November 15, 2010.  We may redeem some or all of the Senior Notes at any time at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, and a make whole premium.  The indenture pursuant to which the Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At December 31, 2010, $1.1 billion and $900 million aggregate principal amount of the 4.95% Senior Notes and 6.50% Senior Notes, respectively, were outstanding.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A, Tranche B and Tranche C for $215 million, $270 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  In March 2010, ADDCL terminated Tranche B, having repaid borrowings of $235 million under Tranche B using borrowings under Tranche C.  Tranche A bears interest at LIBOR plus the applicable margin of 0.725 percent.  Tranche A requires semi-annual payments beginning six months after the rig’s first well commencement date and matures in December 2017.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At December 31, 2010, $215 million was outstanding under Tranche A at a weighted-average interest rate of 1.2 percent.  At December 31, 2010, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility is payable in full in December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  At December 31, 2010, $77 million was outstanding under the ADDCL Secondary Loan Facility, of which $50 million was provided by one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on December 31, 2010 was 3.4 percent.

7.375% Senior Notes—In March 2002, we completed an exchange offer and consent solicitation for TODCO’s 7.375% Senior Notes (the “Exchange Offer”).  As a result of the Exchange Offer, we issued $247 million principal amount of our 7.375% Senior Notes.  The indenture pursuant to which the 7.375% Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At December 31, 2010, $246 million principal amount of the 7.375% Senior Notes were outstanding.

TPDI Notes—TPDI has issued promissory notes (the “TPDI Notes”) payable to its two shareholders, Pacific Drilling and one of our subsidiaries, which have maturities through October 2019.  At December 31, 2010, the aggregate outstanding principal amount was $296 million, of which $148 million was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on December 31, 2010 was 2.6 percent.

7.45% Notes and 8% Debentures—In April 1997, a predecessor of Transocean Inc. issued $100 million aggregate principal amount of 7.45% Notes due April 2027 (the “7.45% Notes”) and $200 million aggregate principal amount of 8% Debentures due April 2027 (the “8% Debentures”).  The 7.45% Notes and the 8% Debentures are redeemable at any time at Transocean Inc.’s option subject to a make-whole premium.  The indenture pursuant to which the 7.45% Notes and the 8% Debentures were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At December 31, 2010, $100 million and $57 million principal amount of the 7.45% Notes and the 8% Debentures, respectively, were outstanding.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

GSF Explorer capital lease obligation—During the year ended December 31, 2010, we acquired GSF Explorer, an asset formerly held under a capital lease, in exchange for a cash payment of $15 million, thereby terminating the capital lease obligation.  In connection with the termination of the capital lease obligation, we recognized a gain on debt retirement of $2 million, which had no per diluted share or tax effect.  See Note 9—Drilling Fleet.

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—In December 2007, we issued $2.2 billion aggregate principal amount of 1.625% Series A Convertible Senior Notes due December 2037 (the “Series A Convertible Senior Notes”), $2.2 billion aggregate principal amount of 1.50% Series B Convertible Senior Notes due December 2037 (the “Series B Convertible Senior Notes”) and $2.2 billion aggregate principal amount of 1.50% Series C Convertible Senior Notes due December 2037 (the “Series C Convertible Senior Notes,” and together with the Series A Convertible Senior Notes and Series B Convertible Senior Notes, the “Convertible Senior Notes”).  The Convertible Senior Notes may be converted under the circumstances specified below at a rate of 5.9310 shares per $1,000 note, equivalent to a conversion price of $168.61 per share, subject to adjustments upon the occurrence of certain events.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation.  In addition, if certain fundamental changes occur on or before December 20, 2011, with respect to Series B Convertible Senior Notes, or December 20, 2012, with respect to Series C Convertible Senior Notes, we will, in some cases, increase the conversion rate for a holder electing to convert notes in connection with such fundamental change.

Holders may convert their notes only under the following circumstances: (1) during any calendar quarter if the last reported sale price of our shares for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130 percent of the conversion price, (2) during the five business days after the average trading price per $1,000 principal amount of the notes is equal to or less than 98 percent of the average conversion value of such notes during the preceding five trading-day period as described herein, (3) during specified periods if specified distributions to holders of our shares are made or specified corporate transactions occur, (4) prior to the close of business on the business day preceding the redemption date if the notes are called for redemption or (5) on or after September 15, 2037 and prior to the close of business on the business day prior to the stated maturity of the notes.  As of December 31, 2010, no shares were issuable upon conversion of any series of the Convertible Senior Notes since none of the circumstances giving rise to potential conversion were present.

We may redeem some or all of the notes at any time after December 20, 2011, in the case of the Series B Convertible Senior Notes, and December 20, 2012, in the case of the Series C Convertible Senior Notes, in each case at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any.  Holders of the Series B Convertible Senior Notes have the right to require us to repurchase their notes on December 15, 2011.  In addition, holders of any series of notes will have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	December 31, 2010			December 31, 2009
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$11	$—	$11	$1,299	$(38)	$1,261
Series B Convertible Senior Notes due 2037	1,680	(55)	1,625	2,200	(143)	2,057
Series C Convertible Senior Notes due 2037	1,722	(117)	1,605	2,200	(221)	1,979

The carrying amounts of the equity components of the Convertible Senior Notes were as follows (in millions):

	December 31,
	2010	2009
Carrying amount of equity component
Series A Convertible Senior Notes due 2037	$1	$114
Series B Convertible Senior Notes due 2037	210	275
Series C Convertible Senior Notes due 2037	276	352

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Including the amortization of the unamortized discount, the effective interest rates were 5.08 percent for the Series B Convertible Senior Notes and 5.28 percent for the Series C Convertible Senior Notes.  At December 31, 2010, the remaining period over which the discount will be amortized is less than one year for the Series B Convertible Senior Notes and 1.9 years for the Series C Convertible Senior Notes.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Years ended December 31,
	2010	2009	2008
Interest expense
Series A Convertible Senior Notes due 2037	$58	$85	$97
Series B Convertible Senior Notes due 2037	98	100	97
Series C Convertible Senior Notes due 2037	98	100	97

Holders of the Series A Convertible Senior Notes had the option to require Transocean Inc., our wholly owned subsidiary and the issuer of the Series A Convertible Senior Notes, to repurchase all or any part of such holder’s notes on December 15, 2010.  As a result, we were required to repurchase an aggregate principal amount of $1,288 million of our Series A Convertible Senior Notes for an aggregate cash payment of $1,288 million.  On December 31, 2010, Transocean Inc. called the remaining $11 million of Series A Convertible Senior Notes for redemption on January 31, 2011.  See Note 25—Subsequent Events.

During the year ended December 31, 2010, we repurchased an aggregate principal amount of $520 million of the Series B Convertible Senior Notes for an aggregate cash payment of $505 million and an aggregate principal amount of $478 million of the Series C Convertible Senior Notes for an aggregate cash payment of $453 million.  In connection with the repurchases, we recognized a loss on retirement of $35 million ($0.11 per diluted share), with no tax effect, associated with the debt components of the repurchased notes, and we recorded additional paid-in capital of $14 million associated with the equity components of the repurchased notes.

During the year ended December 31, 2009, we repurchased an aggregate principal amount of $901 million of the Series A Convertible Senior Notes for an aggregate cash payment of $865 million.  We recognized a loss of $28 million associated with the debt component of the instrument and recorded additional paid-in capital of $22 million associated with the equity component of the instrument.

Note 12—Derivatives and Hedging

Cash flow hedges—TPDI has entered into interest rate swaps, which have been designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable-rate borrowings under the TPDI Credit Facilities.  The aggregate notional amount corresponds with the aggregate outstanding amount of the borrowings under the TPDI Credit Facilities.  As of December 31, 2010, the aggregate notional amount was $1.1 billion, of which $543 million was attributable to the intercompany borrowings provided by one of our subsidiaries and the related balances have been eliminated in consolidation.  At December 31, 2010, the weighted-average variable interest rate associated with the interest rate swaps was 0.3 percent, and the weighted-average fixed interest rate was 2.3 percent.  At December 31, 2010, the interest rate swaps represented a liability measured at a fair value of $11 million, recorded in other long-term liabilities, with a corresponding increase to accumulated other comprehensive loss.  At December 31, 2009, the interest rate swaps represented an asset measured at a fair value of $6 million, recorded in other assets, and a liability measured at a fair value of less than $1 million, recorded in other long-term liabilities, with a corresponding net decrease to accumulated other comprehensive loss.  The amount associated with the ineffective portion of the cash flow hedges was less than $1 million, recorded in interest expense for the years ended December 31, 2010 and 2009.

In February 2009, Transocean Inc. entered into interest rate swaps with an aggregate notional value of $1 billion, which were designated and qualified as a cash flow hedge, to reduce the variability of our cash interest payments on the borrowings under a term loan.  Under the interest rate swaps, Transocean Inc. received interest at one-month LIBOR and paid interest at a fixed rate of 0.768 percent over the six-month period ended August 6, 2009.  Upon their stated maturity, Transocean Inc. settled these interest rate swaps with no gain or loss recognized.  No ineffectiveness was recorded in interest expense.

Fair value hedges—Two of our wholly owned subsidiaries have entered into interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5.25% Senior Notes and the 5.00% Notes.  The interest rate swaps have aggregate notional amounts of $500 million and $250 million, respectively, equal to the face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  At December 31, 2010, the weighted-average variable interest rate on the interest rate swaps was 3.5 percent, and the fixed interest rates matched those of the underlying debt instruments.  At December 31, 2010, the interest rate swaps represented an asset measured at fair value of $17 million, recorded in other assets, with a corresponding increase to the carrying amounts of the underlying debt instruments.  At December 31, 2009, the interest rate swaps represented a liability measured at a fair value of $4 million, recorded in other long-term liabilities, with a corresponding decrease to the carrying amount of the underlying debt instrument.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 13—Postemployment Benefit Plans

Defined benefit pension plans and other postretirement employee benefit plans

Overview—We maintain a single qualified defined benefit pension plan in the U.S. (the “U.S. Plan”) and a single funded supplemental benefit plan (the “Supplemental Plan”).  The U.S. Plan covers substantially all U.S. employees, and the Supplemental Plan, along with two other unfunded supplemental benefit plans (the “Other Supplemental Plans”), provide certain eligible employees with benefits in excess of those allowed under the U.S. Plan.  Additionally, we maintain two funded and two unfunded defined benefit plans (collectively, the “Frozen Plans”) that we assumed in connection with our mergers with GlobalSantaFe and R&B Falcon, all of which were frozen prior to the respective mergers and for which benefits no longer accrue but the pension obligations have not been fully distributed.  We refer to the U.S. Plan, the Supplemental Plan, the Other Supplemental Plans and the Frozen Plans, collectively, as the “U.S. Plans.”

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

Assumptions—The following were the weighted-average assumptions used to determine benefit obligations:

	December 31, 2010			December 31, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	U.S. Plans	Non-U.S. Plans	OPEB Plans
Discount rate	5.48%	5.81%	4.92%	5.84%	5.59%	5.52%
Compensation trend rate	4.24%	4.65%	n/a	4.21%	4.73%	n/a

The following were the weighted-average assumptions used to determine net periodic benefit costs:

	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
	U.S. Plans	Non-U.S. Plans	OPEB Plans	U.S. Plans	Non-U.S. Plans	OPEB Plans	U.S. Plans	Non-U.S. Plans	OPEB Plans
Discount rate	5.86%	5.67%	5.51%	5.41%	6.06%	5.34%	6.14%	5.97%	5.96%
Expected rate of return	8.49%	6.65%	n/a	8.50%	6.59%	n/a	8.50%	7.16%	n/a
Compensation trend rate	4.21%	4.77%	n/a	4.21%	4.55%	n/a	4.57%	4.64%	n/a
Health care cost trend rate
-initial	n/a	n/a	8.00%	n/a	n/a	8.99%	n/a	n/a	8.55%
-ultimate	n/a	n/a	5.00%	n/a	n/a	5.00%	n/a	n/a	5.00%
-ultimate year	n/a	n/a	2016	n/a	n/a	2016	n/a	n/a	2014
______________________________
“n/a” means not applicable.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Funded status—The changes in projected benefit obligation, plan assets and funded status and the amounts recognized on our consolidated balance sheets were as follows (in millions):

	Year ended December 31, 2010				Year ended December 31, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$932	$403	$54	$1,389	$900	$250	$64	$1,214
Plan amendments	—	—	—	—	—	—	5	5
Actuarial (gains) losses, net	89	(46)	2	45	(31)	86	(16)	39
Service cost	42	20	1	63	44	18	1	63
Interest cost	54	20	3	77	50	17	3	70
Foreign currency exchange rate	—	(13)	—	(13)	—	40	—	40
Benefits paid	(51)	(14)	(5)	(70)	(32)	(11)	(4)	(47)
Participant contributions	—	2	1	3	—	2	1	3
Special termination benefits	3	—	—	3	—	—	—	—
Settlements and curtailments	(1)	2	—	1	1	1	—	2
Projected benefit obligation, end of period	$1,068	$374	$56	$1,498	$932	$403	$54	$1,389

Change in plan assets
Fair value of plan assets, beginning of period	$594	$281	$—	$875	$455	$208	$—	$663
Actual return on plan assets	85	29	—	114	121	31	—	152
Foreign currency exchange rate changes	—	(11)	—	(11)	—	31	—	31
Employer contributions	69	45	4	118	50	20	3	73
Participant contributions	—	2	1	3	—	2	1	3
Benefits paid	(51)	(14)	(5)	(70)	(32)	(11)	(4)	(47)
Fair value of plan assets, end of period	$697	$332	$—	$1,029	$594	$281	$—	$875

Funded status, end of period	$(371)	$(42)	$(56)	$(469)	$(338)	$(122)	$(54)	$(514)

Balance sheet classification, end of period:
Pension asset, non-current	$—	$(8)	$—	$(8)	$—	$—	$—	$—
Accrued pension liability, current	3	2	4	9	5	2	3	10
Accrued pension liability, non-current	368	48	52	468	333	120	51	504
Accumulated other comprehensive income (loss) (a)	(308)	(61)	(2)	(371)	(264)	(117)	2	(379)
______________________________
(a)	Amounts are before income tax effect.

The aggregate projected benefit obligation and fair value of plan assets for plans with a projected benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2010				December 31, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Projected benefit obligation	$1,068	$290	$56	$1,414	$932	$403	$54	$1,389
Fair value of plan assets	697	248	—	945	594	281	—	875

The accumulated benefit obligation for all defined benefit pension plans was $1.3 billion and $1.1 billion at December 31, 2010 and 2009, respectively.  The aggregate accumulated benefit obligation and fair value of plan assets for plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2010				December 31, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Accumulated benefit obligation	$921	$269	$56	$1,246	$789	$344	$54	$1,187
Fair value of plan assets	697	248	—	945	594	281	—	875

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Plan assets—We periodically review our investment policies, plan assets and asset allocation strategies to evaluate performance relative to specified objectives.  In determining our asset allocation strategies for the U.S. Plans, we review the results of regression models to assess the most appropriate target allocation for each plan, given the plan’s status, demographics and duration.  For the U.K. Plans, the plan trustees establish the asset allocation strategies consistent with the regulations of the U.K. pension regulators and in consultation with financial advisors and company representatives.  Investment managers for the U.S. Plans and the U.K. Plan are given established ranges within which the investments may deviate from the target allocations.  For the Norway Plans, we establish minimum returns under the terms of investment contracts with insurance companies.

As of December 31, 2010 and 2009, the weighted-average target and actual allocations of the investments for our funded Transocean Plans were as follows:

			Actual allocation at December 31,
	Target allocation		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	65%	52%	65%	53%	72%	57%
Fixed income securities	35%	15%	34%	10%	27%	11%
Other investments	—%	33%	1%	37%	1%	32%
Total	100%	100%	100%	100%	100%	100%

As of December 31, 2010, the investments for our funded Transocean Plans were categorized as follows (in millions):

	December 31, 2010
	Quoted prices in active markets for identical assets			Significant other observable inputs			Total
	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans
Equity securities:
U.S.	$359	$—	$359	$—	$28	$28	$359	$28	$387
Non-U.S.	91	—	91	2	148	150	93	148	241
Total equity securities	450	—	450	2	176	178	452	176	628

Fixed income securities:
U.S. government	59	—	59	—	—	—	59	—	59
U.S. corporate	175	—	175	—	—	—	175	—	175
Non-U.S. government	—	—	—	—	34	34	—	34	34
Non-U.S.	7	—	7	—	—	—	7	—	7
Total fixed income securities	241	—	241	—	34	34	241	34	275

Other investments:
Cash	4	31	35	—	—	—	4	31	35
Property	—	—	—	—	7	7	—	7	7
Investment contracts	—	—	—	—	84	84	—	84	84
Total other investments	4	31	35	—	91	91	4	122	126

Total investments	$695	$31	$726	$2	$301	$303	$697	$332	$1,029

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2009, the investments for our funded Transocean Plans were categorized as follows (in millions):

	December 31, 2009
	Quoted prices in active markets for identical assets			Significant other observable inputs			Total
	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans
Equity securities:
U.S.	$341	$—	$341	$—	$25	$25	$341	$25	$366
Non-U.S.	88	—	88	2	136	138	90	136	226
Total equity securities	429	—	429	2	161	163	431	161	592

Fixed income securities:
U.S. government	109	—	109	—	—	—	109	—	109
U.S. corporate	38	—	38	—	—	—	38	—	38
Non-U.S. government	—	—	—	—	30	30	—	30	30
Non-U.S.	12	—	12	—	—	—	12	—	12
Total fixed income securities	159	—	159	—	30	30	159	30	189

Other investments:
Cash	4	2	6	—	—	—	4	2	6
Property	—	—	—	—	11	11	—	11	11
Investment contracts	—	—	—	—	77	77	—	77	77
Total other investments	4	2	6	—	88	88	4	90	94

Total investments	$592	$2	$594	$2	$279	$281	$594	$281	$875

The U.S. Plans invest in passively managed funds that reference market indices.  The Non-U.S. Plans invest in actively managed funds that are measured for performance against relevant index benchmarks or that are subject to contractual terms under selected insurance programs.  Each plan’s investment managers have discretion to select the securities held within each asset category.  Given this discretion, the managers may occasionally invest in our debt or equity securities, and may hold either long or short positions in such securities.  As the plan investment managers are required to maintain well diversified portfolios, the actual investment in our securities would be immaterial relative to asset categories and the overall plan assets.

Net periodic benefit costs—Net periodic benefit costs, before tax, included the following components (in millions):

	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans
Service cost	$42	$20	$62	$44	$18	$62	$30	$16	$46
Interest cost	54	20	74	50	17	67	47	17	64
Expected return on plan assets	(58)	(17)	(75)	(55)	(16)	(71)	(53)	(21)	(74)
Settlements and curtailments	5	3	8	4	2	6	(1)	—	(1)
Special termination benefits	3	—	3	—	—	—	3	—	3
Actuarial losses, net	13	4	17	18	2	20	4	—	4
Prior service cost (credit), net	(1)	—	(1)	(1)	1	—	—	1	1
Transition obligation, net	—	1	1	—	—	—	—	1	1
Net periodic benefit costs	$58	$31	$89	$60	$24	$84	$30	$14	$44

For the OPEB Plans, the combined components of net periodic benefit costs, including service cost, interest cost, amortization of prior service cost and recognized net actuarial losses were $2 million, $3 million and $3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents the amounts in accumulated other comprehensive income, before tax, that have not been recognized as components of net periodic benefit costs (in millions):

	December 31, 2010				December 31, 2009
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Actuarial loss, net	$319	$52	$7	$378	$277	$117	$5	$399
Prior service cost (credit), net	(11)	8	(5)	(8)	(13)	(2)	(7)	(22)
Transition obligation, net	—	1	—	1	—	2	—	2
Total	$308	$61	$2	$371	$264	$117	$(2)	$379

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs during the year ending December 31, 2011 (in millions):

	Year ending December 31, 2011
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Actuarial loss, net	$22	$2	$—	$24
Prior service cost (credit), net	(1)	1	(2)	(2)
Transition obligation, net	—	—	—	—
Total amount expected to be recognized	$21	$3	$(2)	$22

Funding contributions—During the years ended December 31, 2010, 2009 and 2008, we contributed $115 million, $73 million and $78 million, respectively, to the Transocean Plans and the OPEB Plans using our cash flows from operations.  For the year ending December 31, 2011, we expect to contribute $93 million to the Transocean Plans, and we expect to fund benefit payments of approximately $4 million for the OPEB Plans as costs are incurred.

Benefit payments—The following were the projected benefits payments (in millions):

	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Years ending December 31,
2011	$37	$7	$4	$48
2012	40	7	4	51
2013	42	8	4	54
2014	45	8	4	57
2015	47	9	4	60
2016-2020	285	57	22	364

Defined contribution plans

We sponsor three defined contribution plans, including (1) one qualified defined contribution savings plan covering certain employees working in the U.S. (the “U.S. Savings Plan”), (2) one defined contribution savings plan covering certain employees working outside the U.S. and U.K. (the “Non-U.S. Savings Plan”), and (3) one defined contribution pension plan that covers certain employees working outside the U.S. (the “Non-U.S. Pension Plan”).

For the U.S. Savings Plan and the Non-U.S. Savings Plan, we make a matching contribution of up to 6.0 percent of each covered employee’s base salary, based on the employee’s contribution to the plan.  For the Non-U.S. Pension Plan, we contribute between 4.5 percent and 6.5 percent of each covered employee’s base salary, based on the employee’s years of eligible service.  We recorded approximately $69 million, $67 million and $51 million of expense related to our defined contribution plans for the years ended December 31, 2010, 2009 and 2008, respectively.

Severance plan

Following our merger with GlobalSantaFe in 2007, we established a plan to consolidate operations and administrative functions and identified 377 employees that were involuntarily terminated pursuant to this plan.  We recognized $5 million, $17 million and $5 million of severance expense, recorded in operating and maintenance expense and in general and administrative expense, for the years ended December 31, 2010, 2009 and 2008, respectively.  No additional expense will be recognized under the severance plan, which expired in January 2010.  The liability associated with the severance plan, recorded in other current liabilities, was $1 million and $17 million at December 31, 2010 and 2009, respectively.  Since the severance plan’s inception in 2007, we have paid an aggregate amount of $74 million in termination benefits under the plan, including $21 million, $18 million and $33 million paid during the years ended December 31, 2010, 2009 and 2008, respectively.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 14—Commitments and Contingencies

Lease obligations

We have operating lease commitments expiring at various dates, principally for real estate, office space and office equipment.  In August 2009, we accepted delivery of Petrobras 10000, an asset held under a capital lease through August 2029.  Additionally, in March 2010, we acquired GSF Explorer, an asset formerly held under a capital lease, in exchange for a cash payment terminating the capital lease obligation in the amount of $15 million (see Note 11—Debt).  Rental expenses for all leases, including leases with terms of less than one year, was approximately $98 million, $99 million and $89 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, future minimum rental payments related to noncancellable operating leases and the capital leases were as follows (in millions):

	Capital leases	Operating leases
Years ending December 31,
2011	$66	$36
2012	72	31
2013	72	23
2014	73	16
2015	73	12
Thereafter	990	32
Total future minimum rental payment	$1,346	$150
Less amount representing imputed interest	(652)
Present value of future minimum rental payments under capital leases	694
Less current portion included in debt due within one year	(16)
Long-term capital lease obligation	$678

The following were the aggregate carrying amount of our assets held under capital lease, as of December 31, 2010 and 2009, respectively (in millions):

	December 31,
	2010	2009
Property and equipment, cost	$740	$982
Accumulated depreciation	(20)	(27)
Property and equipment, net	$720	$955

Depreciation expense associated with our assets held under capital lease was $23 million, $14 million and $12 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The amount for the year ended December 31, 2010 includes only three months of depreciation expense for GSF Explorer through the date of our acquisition of the rig in March 2010.

Purchase obligations

At December 31, 2010, our purchase obligations, primarily related to our newbuilds, were as follows (in millions):

Purchase obligations
Years ending December 31,
2011	$381
2012	149
2013	—
2014	—
2015	—
Thereafter	—
Total	$530

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As we continue to investigate the cause or causes of the incident, we are evaluating its consequences.  Although we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, we have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  We have also recognized a receivable for the portion of this liability that we believe is recoverable from insurance.  As of December 31, 2010, the amount of the estimated liability was $135 million, recorded in other current liabilities, and the corresponding estimated recoverable amount was $94 million, recorded in accounts receivable, net, on our consolidated balance sheet.  New information or future developments could require us to adjust our disclosures and our estimated liabilities and insurance recoveries.  See “—Contractual indemnity.”

Litigation—As of December 31, 2010, 304 actions or claims were pending against Transocean entities, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of December 31, 2010, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in 30 complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Per the order of the Multi-District Litigation Panel (the “MDL”), these claims have been centralized for discovery purposes in the U.S. District Court, Eastern District of Louisiana.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP plc (together with its affiliates, “BP”), MI-SWACO, Weatherford Ltd. and Cameron International  Corporation and certain of its affiliates have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of December 31, 2010, we and one or more of our subsidiaries were named, along with other unaffiliated defendants, in 70 individual complaints as well as 185 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the Oil Pollution Act of 1990 (“OPA”) and state OPA analogues.  See “—Environmental matters.”  One complaint also alleges a violation of the Racketeer Influenced and Corrupt Organizations Act, but we were not named in this particular master complaint.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  See “—Contractual indemnity.”  Per the order of the MDL, the economic loss claims filed in federal courts have been or will be centralized for discovery purposes in the U.S. District Court, Eastern District of Louisiana.  Absent agreement of the parties, however, the cases will be tried in the courts from which they were transferred.

Federal securities claims—Three federal securities law class actions are currently pending in the U.S. District Court, Southern District of New York, naming us and certain of our officers and directors as defendants.  Two of these actions generally allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with the Macondo well incident.  The plaintiffs are generally seeking awards of unspecified economic damages, including damages resulting from the decline in our stock price after the Macondo well incident.  The third action was filed by a former GlobalSantaFe shareholder, alleging that the proxy statement related to our shareholder meeting in connection with our merger with GlobalSantaFe violated Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that GlobalSantaFe shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks rescission and compensatory damages.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Additionally, the National Pollution Funds Center (“NPFC”), a division of the U.S. Coast Guard, is charged with administering the Oil Spill Liability Trust Fund (“OSLTF”).  The NPFC collects fines and civil penalties under OPA from responsible parties, as defined in the statute.  The payments are directed to the OSLTF.  To date, the NPFC has issued nine invoices to BP, Anadarko Petroleum Corporation (together with its affiliates, “Anadarko”) and MOEX Offshore LLC (together with its affiliates, “MOEX”), as the operator and leasehold owners of the well and, thus, the statutorily defined responsible parties for discharges from the well and wellhead.  To date, BP has paid all nine of these invoices.  Invoices have also been sent to us, and we have acknowledged responsible party status only with respect to discharges from the vessel on or above the surface of the water, if any.

In addition, on December 15, 2010, the Department of Justice (the “DOJ”) filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under OPA and the Clean Water Act, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The complaint asserts that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In addition to the civil complaint, the DOJ served us with Civil Investigative Demands (“CIDs”) on December 8, 2010.  These demands are part of an on-going investigation by the DOJ to determine if we made false claims in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.

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

State environmental laws—As of December 31, 2010, claims had been asserted by private claimants under state environmental statutes in Florida, Louisiana, Mississippi and Texas.  As described below, claims asserted by various state and local governments are pending in Alabama, Florida, Louisiana and Texas.

In June 2010, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a consolidated compliance order and notice of potential penalty to us and certain of our subsidiaries asking us to eliminate and remediate discharges of oil and other pollutants into waters and property located in the State of Louisiana, and to submit a plan and report in response to the order.  We requested that the LDEQ rescind the enforcement actions against us and our subsidiaries because the remediation actions that are the subject of such orders are actions that do not involve us or our subsidiaries, as we are not involved in the remediation or clean-up activities.  Alternatively, if the LDEQ would not rescind the enforcement actions altogether, we requested the LDEQ to dismiss the enforcement actions against us and certain of our subsidiaries as these entities are not proper parties to the enforcement actions and were improperly served.  In October 2010, the LDEQ rescinded its enforcement actions against us and our subsidiaries but reserved its rights to seek civil penalties for future violations of the Louisiana Environmental Quality Act.

In September 2010, the State of Louisiana filed a declaratory judgment seeking to designate us as a responsible party under OPA and the Louisiana Oil Spill Prevention and Response Act (“LOSPRA”) for the discharges emanating from the Macondo well. Specifically the declaratory judgment claims (1) that we are a responsible party under OPA for all hydrocarbons discharged from the Macondo well, including underwater discharges of oil from the well head; (2) that we, as a responsible party, are jointly, severally, and strictly liable for the spill from the Macondo well in accordance with OPA; (3) that we are a responsible party under the Louisiana Oil Spill Prevention and Response Act for all hydrocarbons discharged from the Macondo well, including underwater discharges of oil from the well head; (4) that we, as a responsible party, are jointly, severally, and strictly liable for the spill from the Macondo well in accordance with the LOSPRA; and (5) seeks an award Plaintiff’s costs incurred in pursuing this action as allowed by law.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Additionally, suits have been filed by the State of Alabama and the cities of Greenville, Evergreen, Georgiana and McKenzie, Alabama in the U.S. District Court, Middle District of Alabama; the Mexican States of Veracruz, Quintana Roo and Tamaulipas in the U.S. District Court, Western District of Texas; and the City of Panama City Beach, Florida in the U.S. District Court, Northern District of Florida.  Generally, these governmental entities allege economic losses under OPA and other statutory environmental state claims and also assert various common law state claims.  The claims of the State of Alabama, the cities in Alabama, and the Mexican States have been centralized in the MDL and will proceed in accordance with the MDL scheduling order, and the City of Panama City Beach’s claim was voluntarily dismissed.

By letter dated May 5, 2010, the Attorneys General of the five Gulf Coast states of Alabama, Florida, Louisiana, Mississippi and Texas informed us that they intend to seek recovery of pollution clean-up costs and related damages arising from the Macondo well incident.  In addition, by letter dated June 21, 2010, the Attorneys General of the 11 Atlantic Coast states of Connecticut, Delaware, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New York, North Carolina, Rhode Island and South Carolina informed us that their states have not sustained any damage from the Macondo well incident but they would like assurances that we will be responsible financially if damages are sustained.  We responded to each letter from the Attorneys General and indicated that we intend to fulfill our obligations as a responsible party for any discharge of oil from Deepwater Horizon on or above the surface of the water, and we assume that the operator will similarly fulfill its obligations under OPA for discharges from the undersea well.  Other than the lawsuit filed by the State of Alabama discussed above, no further requests have been made or actions taken with regard to the initial communication.

Wreck removal—By letter dated December 6, 2010, the Coast Guard requested us to formulate and submit a comprehensive oil removal plan to remove any diesel fuel contained in the sponsons and fuel tanks that can be recovered from Deepwater Horizon. We have conducted a survey of the rig wreckage and are reviewing the results.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our remaining excess liability limits.

Contractual indemnity—Under our drilling contract for Deepwater Horizon, the operator has agreed, among other things, to assume full responsibility for and defend, release and indemnify us from any loss, expense, claim, fine, penalty or liability for pollution or contamination, including control and removal thereof, arising out of or connected with operations under the contract other than for pollution or contamination originating on or above the surface of the water from hydrocarbons or other specified substances within the control and possession of the contractor, as to which we agreed to assume responsibility and protect, release and indemnify the operator.  Although we do not believe it is applicable to the Macondo well incident, we also agreed to indemnify and defend the operator up to a limit of $15 million for claims for loss or damage to third parties arising from pollution caused by the rig while it is off the drilling location, while the rig is underway or during drive off or drift off of the rig from the drilling location.  The operator has also agreed, among other things, (1) to defend, release and indemnify us against loss or damage to the reservoir, and loss of property rights to oil, gas and minerals below the surface of the earth and (2) to defend, release and indemnify us and bear the cost of bringing the well under control in the event of a blowout or other loss of control.  We agreed to defend, release and indemnify the operator for personal injury and death of our employees, invitees and the employees of our subcontractors while the operator agreed to defend, release and indemnify us for personal injury and death of its employees, invitees and the employees of its other subcontractors, other than us.  We have also agreed to defend, release and indemnify the operator for damages to the rig and equipment, including salvage or removal costs.

Although we believe we are entitled to contractual defense and indemnity, given the potential amounts involved in connection with the Macondo well incident, the operator may seek to avoid its indemnification obligations.  In particular, the operator, in response to our request for indemnification, has generally reserved all of its rights and stated that it could not at this time conclude that it is obligated to indemnify us.  In doing so, the operator has asserted that the facts are not sufficiently developed to determine who is responsible and has cited a variety of possible legal theories based upon the contract and facts still to be developed.  We believe this reservation of rights is without justification and that the operator is required to honor its indemnification obligations contained in our contract and described above.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  A Special Master, appointed to administer these cases pre-trial, subsequently required that each individual plaintiff file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  The amended complaints resulted in one of our subsidiaries being named as a direct defendant in seven cases.  We have or may have an indirect interest in an additional 12 cases.  The complaints generally allege that the defendants used or manufactured asbestos-containing products in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  The preliminary information available on these claims is not sufficient to determine if there is an identifiable period for alleged exposure to asbestos, whether any asbestos exposure in fact occurred, the vessels potentially involved in the claims, or the basis on which the plaintiffs would support claims that their injuries were related to exposure to asbestos.  However, the initial evidence available would suggest that we would have significant defenses to liability and damages.  In 2009, two cases that were part of the original 2004 multi-plaintiff suits went to trial in Mississippi against unaffiliated defendant companies which allegedly manufactured drilling-related products containing asbestos.  We were not a defendant in either of these cases.  One of the cases resulted in a substantial jury verdict in favor of the plaintiff, and this verdict was subsequently vacated by the trial judge on the basis that the plaintiff failed to meet its burden of proof.  While the court’s decision is consistent with our general evaluation of the strength of these cases, it has not been reviewed on appeal.  The second case resulted in a verdict completely in favor of the defendants.  There were two additional trials in 2010, one resulting in a substantial verdict for the plaintiff and one resulting in a complete verdict for the defendants.  We were not a defendant in either case and both of the matters are currently on appeal.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly as the beneficiary of a qualified settlement fund, funding from settlements with insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers, and funds received from the communication of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2010, the subsidiary was a defendant in approximately 1,037 lawsuits.  Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,440 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through December 31, 2010, the amounts expended to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and costs of settlement have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of approximately $188 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, one of our Brazilian subsidiaries received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of approximately $235 million based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We responded to the assessment on December 22, 2010, and we currently believe that a substantial majority of the assessment is without merit.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Patent litigation—In 2007, several of our subsidiaries were sued by Heerema Engineering Services (“Heerema”) in the United States District Court for the Southern District of Texas for patent infringement, claiming that we infringe their U.S. patent entitled Method and Device for Drilling Oil and Gas.  Heerema claims that our Enterprise class, advanced Enterprise class, Express class and Development Driller class of drilling rigs operating in the U.S. Gulf of Mexico infringe on this patent.  Heerema seeks unspecified damages and injunctive relief.  The court has held a hearing on construction of Heerema’s patent but has not yet issued a decision.  We deny liability for patent infringement, believe that Heerema’s patent is invalid and intend to vigorously defend against the claim.  We do not expect the liability, if any, resulting from this claim to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  In addition, as of December 31, 2010, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs have agreed with the U.S. Environmental Protection Agency (“EPA”) and the DOJ to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA.  The form of the agreement is a consent decree, which has been entered by the court.  The parties to the settlement have entered into a participation agreement, which makes us liable for approximately eight percent of the remediation and related costs.  The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material.  There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

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

The plaintiffs and the codefendant threatened to add GlobalSantaFe as a defendant in the lawsuit under the “single business enterprise” doctrine contained in Louisiana law.  The single business enterprise doctrine is similar to corporate veil piercing doctrines.  On August 16, 2006, our subsidiary and its immediate parent company, each of which is an entity that no longer conducts operations or holds assets, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.  Later that day, the plaintiffs dismissed our subsidiary from the lawsuit.  Subsequently, the codefendant filed various motions in the lawsuit and in the Delaware bankruptcies attempting to assert alter ego and single business enterprise claims against GlobalSantaFe and two other subsidiaries in the lawsuit.  The efforts to assert alter ego and single business enterprise theory claims against GlobalSantaFe were rejected by the Court in Avoyelles Parish, and the lawsuit against the other defendant went to trial on February 19, 2007.  This lawsuit was resolved at trial with a settlement by the codefendant that included a $20 million payment and certain cleanup activities to be conducted by the codefendant.  The codefendant further claimed to receive a right to continue to pursue the original plaintiff’s claims.

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

On March 10, 2010, GlobalSantaFe and the two subsidiaries filed a declaratory judgment action in State District Court in Houston, Texas against the codefendant and the debtors seeking a declaration that GlobalSantaFe and the two subsidiaries had no liability under legal theories advanced by the codefendant.  This action is currently stayed.

On March 11, 2010, the codefendant filed a motion for leave to amend the pending litigation in Avoyelles Parish to add GlobalSantaFe, Transocean Worldwide Inc., its successor and our wholly owned subsidiary, and one of the subsidiaries as well as various additional insurers.  Leave to amend was granted and the amended petition was filed.  An extension to respond for all purposes was agreed until April 28, 2010 for the debtors, GlobalSantaFe, Transocean Worldwide Inc. and the subsidiary.  On April 28, 2010, GlobalSantaFe and its two subsidiaries filed various exceptions seeking dismissal of the Avoyelles Parish lawsuit, which have been denied.  Subsequent to denial supervisory writs were filed with the Third Circuit Court of Appeals for the State of Louisiana.

On December 15, 2010, as permitted under the existing Case Management Order, GlobalSantaFe and various subsidiaries served third-party demands joining various insurers in the Avoyelles Parish lawsuit seeking insurance coverage for the claims brought against GlobalSantaFe and various subsidiaries.

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

We also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.  As of December 31, 2010, the insured value of our drilling rig fleet was approximately $38.5 billion in the aggregate, excluding rigs under construction.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Letters of credit and surety bonds

We had letters of credit outstanding totaling $595 million and $567 million at December 31, 2010 and December 31, 2009, respectively.  These letters of credit guarantee various import duties, contract bidding and performance activities under various committed and uncommitted credit lines provided by several banks.

In April 2010, TPDI obtained a letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities, which is included in the total as of December 31, 2010.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.  See Note 11—Debt.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  Surety bonds outstanding totaled $27 million and $31 million at December 31, 2010 and December 31, 2009, respectively.

Note 15—Redeemable Noncontrolling Interest

In October 2010, Pacific Drilling’s interest in TPDI became redeemable, and we reclassified to temporary equity the carrying amount associated with its interest (see Note 4—Variable Interest Entities).  Changes in redeemable noncontrolling interest were as follows:

	Years ended December 31,
	2010	2009	2008
Redeemable noncontrolling interest
Balance, beginning of period	$—	$—	$—
Reclassification from noncontrolling interest	26	—	—
Net income attributable to noncontrolling interest (a)	13	—	—
Other comprehensive income attributable to noncontrolling interest (a)	(14)	—	—
Balance, end of period	$25	$—	$—
______________________________
(a)	Amounts represent activity following reclassification to temporary equity in October 2010.

Note 16—Shareholders’ Equity

Shares held by subsidiary—In connection with the Redomestication Transaction in December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2010 and December 31, 2009, our subsidiary held 13,291,353 shares and 14,011,416 shares, respectively.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.8 billion, using an exchange rate of USD 1.00 to CHF 0.93 as of the close of trading on December 31, 2010.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.

During the year ended December 31, 2010, following the authorization by our board of directors, we repurchased 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.  At December 31, 2010, we held 2,863,267 treasury shares purchased under our share repurchase program, recorded at cost.

Distribution—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.70, using an exchange rate of USD 1.00 to CHF 0.93 as of the close of trading on December 31, 2010.  According to the May 2010 shareholder resolution and pursuant to applicable Swiss law, we were required to submit an application to the Commercial Register of the Canton of Zug in relation to each quarterly installment to register the relevant partial par value reduction, together with, among other things, a compliance deed issued by an independent notary public.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of the four partial par value reductions.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  The Administrative Court held that the statutory requirements for the registration of the par value reduction in the commercial register could not be met given the existence of lawsuits filed in the United States related to the Macondo well incident that were served in Switzerland and the reference to such lawsuits in the compliance deed.  The Administrative Court's opinion also held that under these circumstances it was not possible to submit an amended compliance deed.  Based on these considerations, we do not believe that a financial obligation existed for the distribution.  See Note 25—Subsequent Events.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 17—Share-Based Compensation Plans

Overview—We have (i) a long-term incentive plan (the “Long-Term Incentive Plan”) for executives, key employees and outside directors under which awards can be granted in the form of stock options, restricted shares, deferred units, SARs and cash performance awards and (ii) other incentive plans under which awards are currently outstanding.  Awards that may be granted under the Long-Term Incentive Plan include traditional time-vesting awards (“time-based awards”) and awards that are earned based on the achievement of certain performance criteria (“performance-based awards”) or market factors (“market-based awards”).  Our executive compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long-Term Incentive Plan.  As of December 31, 2010, we had 36 million shares authorized and 16 million shares available to be granted under the Long-Term Incentive Plan.

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

In connection with the Redomestication Transaction, we adopted and assumed the Long-Term Incentive Plan and other employee benefit plans and arrangements of Transocean Inc., and those plans and arrangements were amended as necessary to give effect to the Redomestication Transaction, including to provide (1) that our shares will be issued, held, available or used to measure benefits as appropriate under the plans and arrangements, in lieu of Transocean Inc. ordinary shares, including upon exercise of any options or SARs issued under those plans and arrangements; and (2) for the appropriate substitution of us for Transocean Inc. in those plans and arrangements.  Additionally, we issued 16 million of our shares to Transocean Inc., 13 million of which remained available as of December 31, 2010, for future use to satisfy our obligations to deliver shares in connection with awards granted under incentive plans, warrants or other rights to acquire our shares (see Note 16—Shareholders’ Equity).

As of December 31, 2010, total unrecognized compensation costs related to all unvested share-based awards totaled $99 million, which is expected to be recognized over a weighted-average period of 1.8 years.  During the years ended December 31, 2010 and 2009, we recognized additional share-based compensation expense of $12 million and $8 million, respectively, in connection with modifications of share-based awards.  During the year ended December 31, 2008, we did not recognize a significant amount of additional share-based compensation expense in connection with modifications of share-based awards.

Option valuation assumptions—We estimated the fair value of each option award under the Long-Term Incentive Plan on the grant date using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2010	2009	2008
Dividend yield	4%	—	—
Expected price volatility	39%	49%	36%
Risk-free interest rate	2.30%	1.80%	3.00%
Expected life of options	4.7 years	4.8 years	4.4 years
Weighted-average fair value of options granted	$30.03	$26.07	$49.32

We estimated the fair value of each option grant under the Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2010 (a)	2009 (a)	2008
Dividend yield	—	—	—
Expected price volatility	—	—	31%
Risk-free interest rate	—	—	3.15%
Expected life of options	—	—	1.0 year
Weighted-average fair value of options granted	$—	$—	$41.39
______________________________
(a)	As of January 1, 2009, we discontinued offering the ESPP.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Time-Based Awards

Stock options—The following table summarizes vested and unvested time-based vesting stock option (“time-based options”) activity under our incentive plans during the year ended December 31, 2010:

	Number of shares under option	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2010	1,828,655	$60.69	4.96	$40
Granted	253,288	82.55
Exercised	(289,445)	42.26
Forfeited	(138,815)	71.37
Outstanding at December 31, 2010	1,653,683	$66.37	5.29	$5

Vested and exercisable at December 31, 2010	1,183,283	$61.28	3.99	$10

The weighted-average grant-date fair value of time-based options granted during the year ended December 31, 2010 was $30.03 per share.  The total pretax intrinsic value of time-based options exercised during the year ended December 31, 2010 was $11 million.  There were 470,400 unvested time-based options outstanding as of December 31, 2010.

There were time-based options to purchase 597,898 and 276,281 shares granted during the years ended December 31, 2009 and 2008, respectively, with weighted-average grant-date fair values of $26.07 and $49.32 per share, respectively.  There were 980,105 and 1,066,173 time-based options exercised during the years ended December 31, 2009 and 2008, respectively.  The total pretax intrinsic value of time-based options exercised was $43 million and $101 million during the years ended December 31, 2009 and 2008, respectively.  There were 656,790 and 273,314 unvested time-based options outstanding as of December 31, 2009 and 2008, respectively.

Restricted shares—The following table summarizes unvested share activity for time-based vesting restricted shares (“time-based shares”) granted under our incentive plans during the year ended December 31, 2010:

	Number of shares	Weighted-average grant-date fair value per share
Unvested at January 1, 2010	98,386	$112.14
Vested	(92,573)	111.32
Forfeited	(1,874)	109.97
Unvested at December 31, 2010	3,939	$132.32

We did not grant any time-based shares during the years ended December 31, 2010 and 2009.  There were 259,057 time-based shares granted during the year ended December 31, 2008.  The weighted-average grant-date fair value of time-based shares granted was $126.26 per share for the year ended December 31, 2008.  There were 320,782 and 129,979 time-based shares that vested during the years ended December 31, 2009 and 2008, respectively.  The total grant-date fair value of time-based shares that vested was $10 million, $39 million and $14 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred units—A deferred unit is a unit that is equal to one share but has no voting rights until the underlying shares are issued.  The following table summarizes unvested activity for time-based vesting deferred units (“time-based units”) granted under our incentive plans during the year ended December 31, 2010:

	Number of units	Weighted-average grant-date fair value per share
Unvested at January 1, 2010	1,455,447	$76.58
Granted	1,055,367	76.83
Vested	(559,339)	81.11
Forfeited	(106,691)	78.65
Unvested at December 31, 2010	1,844,784	$75.23

The total grant-date fair value of the time-based units vested during the year ended December 31, 2010 was $45 million.

There were 1,287,893 and 498,216 time-based units granted during the years ended December 31, 2009 and 2008, respectively.  The weighted-average grant-date fair value of time-based units granted was $60.53 and $143.85 per share for the years ended December 31, 2009 and 2008, respectively.  There were 282,543 and 25,740 time-based units that vested during the years ended December 31, 2009 and 2008, respectively.  The total grant-date fair value of deferred units that vested was $33 million and $3 million for the years ended December 31, 2009 and 2008, respectively.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

SARs—The following table summarizes share-settled SARs activity under our incentive plans during the year ended December 31, 2010:

	Number of awards	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2010	189,139	$93.28	6.76	$—
Outstanding at December 31, 2010	189,139	$93.28	5.76	$—

Vested and exercisable at December 31, 2010	189,139	$93.28	5.76	$—

At January 1 and December 31, 2010, we have presented the aggregate intrinsic value as zero since the weighted-average exercise price per share exceeded the market price of our shares on those dates.  We did not grant share-settled SARs during the years ended December 31, 2010, 2009, and 2008.  There were no performance-based options exercised during the year ended December 31, 2010.  There were 224 and 315,408 share-settled SARs exercised, with a total pretax intrinsic value of zero, during the years ended December 31, 2009 and 2008, respectively.  There were no unvested share-settled SARs outstanding as of December 31, 2010, 2009 and 2008.

Performance-Based Awards

Stock options—We grant performance-based stock options (“performance-based options”) that can be earned depending on the achievement of certain performance targets.  The number of options earned is quantified upon completion of the performance period at the determination date.  The following table summarizes vested and unvested performance-based option activity under our incentive plans during the year ended December 31, 2010:

	Number of shares under option	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2010	179,262	$75.30	6.22	$1
Outstanding at December 31, 2010	179,262	$75.30	5.22	$—

Vested and exercisable at December 31, 2010	179,262	$75.30	5.22	$—

At December 31, 2010, we have presented the aggregate intrinsic value as zero since the weighted-average exercise price per share exceeded the market price of our shares on that date.  We did not grant performance-based options during the years ended December 31, 2010, 2009 and 2008.  There were no performance-based options exercised during the years ended December 31, 2010 and 2009.  There were 212,840 performance-based options exercised, with a total pretax intrinsic value of $22 million, during the year ended December 31, 2008.  There were no unvested performance-based stock options outstanding as of December 31, 2010, 2009 and 2008.

Market-Based Awards

Deferred units—We grant market-based deferred units (“market-based units”) that can be earned depending on the achievement of certain market conditions.  The number of units earned is quantified upon completion of the specified period at the determination date.  The following table summarizes unvested activity for market-based units granted under our incentive plans during the year ended December 31, 2010:

	Number of units	Weighted-average grant-date fair value per share
Unvested at January 1, 2010	330,870	$93.70
Granted	122,934	82.55
Forfeited	(30,898)	84.48
Unvested at December 31, 2010	422,906	$89.14

There were 285,012 and 99,464 market-based units granted with a weighted-average grant-date fair value of $75.98 and $144.32 per share during the years ended December 31, 2009 and 2008, respectively.  No market-based units vested in the years ended December 31, 2009 and 2008.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ESPP—Through December 31, 2008, we offered an ESPP under which certain full-time employees could choose to have between two and 20 percent of their annual base earnings withheld to purchase up to $21,150 of our shares each year.  The purchase price of the shares was 85 percent of the lower of the beginning-of-year or end-of-year market price of our shares.  At December 31, 2008, 577,537 shares were available for issuance under the ESPP.  As of January 1, 2009, we discontinued offering the ESPP.

Note 18—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2010	2009
Other current liabilities
Accrued payroll and employee benefits	$272	$263
Deferred revenue	150	147
Accrued taxes, other than income	123	102
Accrued interest	97	83
Unearned income	15	15
Other	204	120
Total other current liabilities	$861	$730

Other long-term liabilities were comprised of the following (in millions):

	December 31,
	2010	2009
Other long-term liabilities
Long-term income taxes payable	$655	$594
Accrued pension liabilities	416	453
Deferred revenue	393	214
Drilling contract intangibles	152	268
Accrued retiree life insurance and medical benefits	53	51
Other	103	104
Total other long-term liabilities	$1,772	$1,684

Note 19—Fair Value of Financial Instruments

We estimate the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents, which are stated at cost plus accrued interest, approximates fair value because of the short maturities of those instruments.

Accounts receivable—The carrying amount, net of valuation allowance, approximates fair value because of the short maturities of those instruments.

Short-term investments—The carrying amount of our short-term investments approximates fair value and represents our estimate of the amount we expect to recover.  Our short-term investments primarily include our investment in The Reserve International Liquidity Fund Ltd.  At December 31, 2010, we did not hold any short-term investments.  At December 31, 2009, the carrying amount of our short-term investments was $38 million, recorded in other current assets on our consolidated balance sheets (see Note 21—Supplemental Cash Flow Information).

Notes receivable and working capital loan receivable—The carrying amount represents the estimated fair value, measured using unobservable inputs that require significant judgment, for which there is little or no market data, including the credit rating of the borrower.  At December 31, 2010, the aggregate carrying amount of our notes receivable and working capital loan receivable was $115 million, including $4 million and $111 million recorded in other current assets and other assets, respectively.  We did not hold notes receivable as of December 31, 2009.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Debt—The fair value of our fixed-rate debt is measured using direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  Our variable-rate debt is included in the fair values stated below at its carrying amount since the short-term interest rates cause the face value to approximate its fair value.  The TPDI Notes and ODL Loan Facility are included in the fair values stated below at their aggregate carrying amount of $158 million at December 31, 2010 and December 31, 2009, since there is no available market price for such related-party debt (see Note 23—Related Party Transactions).  The carrying amounts and estimated fair values of our long-term debt, including debt due within one year, were as follows (in millions):

	December 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt, including current maturities	$10,271	$10,562	$10,534	$11,218
Long-term debt of consolidated variable interest entities, including current maturities	950	964	1,183	1,178

Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value, measured using direct or indirect observable inputs, including quoted prices or other market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  At December 31, 2010, the carrying amounts of our derivative instruments were $17 million and $13 million, recorded in other assets and other long-term liabilities, respectively, on our consolidated balance sheets.  At December 31, 2009, the carrying amounts of our derivative instruments were $5 million and $5 million, recorded in other assets and other long-term liabilities, respectively, on our consolidated balance sheets.

Note 20—Financial Instruments and Risk Concentration

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

We do not enter into derivative transactions for speculative purposes.  Gains and losses on foreign exchange derivative instruments that qualify as accounting hedges are deferred as other comprehensive income and recognized when the underlying foreign exchange exposure is realized.  Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in market value of the derivative instruments.  At December 31, 2010 and 2009, we had no outstanding foreign exchange derivative instruments.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We derive the majority of our revenue from services to international oil companies, government-owned and government-controlled oil companies.  Receivables are dispersed in various countries (see Note 22—Segments, Geographical Analysis and Major Customers).  We maintain an allowance for doubtful accounts receivable based upon expected collectability and establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed to us is unlikely to occur.  Although we have encountered isolated credit concerns related to independent oil companies, we are not aware of any significant credit risks related to our customer base and do not generally require collateral or other security to support customer receivables.

Labor agreements—We require highly skilled personnel to operate our drilling units.  We conduct extensive personnel recruiting, training and safety programs.  At December 31, 2010, we had approximately 18,050 employees, including approximately 1,950 persons engaged through contract labor providers.  Some of our employees working in Angola, the U.K., Norway and Australia, are represented by, and some of our contracted labor work under, collective bargaining agreements.  Many of these represented individuals are working under agreements that are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations apply to all offshore employees not just the union members.

Additionally, the unions in the U.K. sought an interpretation of the application of the Working Time Regulations to the offshore sector.  Although the Employment Tribunal endorsed the unions’ position that offshore workers are entitled to 28 days of annual leave, at the subsequent appeals to date, both the Employment Appeal Tribunal and the Court of Session have reversed the Employment Tribunal’s decision.  However, the unions have intimated their intention to lodge a further appeal to the Supreme Court which may not be heard until the fourth quarter of 2011 or 2012.

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

Note 21—Supplemental Cash Flow Information

We include investments in highly liquid debt instruments with an original maturity of three months or less in cash and cash equivalents.  In September 2008, The Reserve announced that certain funds, including The Reserve Primary Fund and The Reserve International Liquidity Fund Ltd. (together, the “Reserve Funds”), had lost the ability to maintain a net asset value of $1.00 per share due to losses in connection with the bankruptcy of Lehman Brothers Holdings, Inc. (“Lehman Holdings”).  According to its public disclosures, The Reserve stopped processing redemption requests in order to develop an orderly plan of liquidation that would protect all of the funds’ shareholders.  At the time of The Reserve’s announcements, we had an aggregate investment of $408 million in the Reserve Funds.  We collected $37 million, $296 million and $58 million from the Reserve Funds in the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, we had collected our total expected recoveries from the Reserve Funds, having recognized losses on impairment of $1 million and $16 million, recorded in other, net in the years ended December 31, 2010 and 2008, respectively.  There was no loss on impairment for the year ended December 31, 2009.

Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities were composed of the following (in millions):

	Years ended December 31,
	2010	2009	2008
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	$386	$504	$(501)
Increase in other current assets	(75)	(50)	(118)
Increase in other assets	(40)	(30)	(8)
Increase (decrease) in accounts payable and other current liabilities	227	(60)	75
Decrease in other long-term liabilities	(52)	(7)	(43)
Change in income taxes receivable / payable, net	(37)	77	274
	$409	$434	$(321)

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Additional cash flow information were as follows (in millions):

	Years ended December 31,
	2010	2009	2008
Certain cash operating activities
Cash payments for interest	$641	$683	$545
Cash payments for income taxes	493	663	461

Non-cash investing and financing activities
Capital expenditures, accrued at end of period (a)	$69	$139	$268
Asset capitalized under capital leases (b)	—	716	—
Non-cash proceeds received for the sale of assets (c)	134	—	—
______________________________
(a)	These amounts represent additions to property and equipment for which we had accrued a corresponding liability in accounts payable.
(b)
On August 4, 2009, we accepted delivery of Petrobras 10000 and recorded non-cash additions of $716 million to property and equipment, net along with a corresponding increase to long-term debt.  See Note 11—Debt and Note 14—Commitments and Contingencies.

(c)
During the year ended December 31, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate face value amount of $165 million.  We recognized the notes receivable at their estimated fair value, in the aggregate amount of $134 million, measured at the time of the sale.  See Note 4—Variable Interest Entities and Note 9—Drilling Fleet.

Note 22—Segments, Geographical Analysis and Major Customers

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

Operating revenues by country were as follows (in millions):

	Years ended December 31,
	2010	2009	2008
Operating revenues
U.S.	$2,117	$2,239	$2,578
Brazil	1,288	1,108	547
U.K.	1,183	1,563	2,012
India	828	1,084	890
Other countries (a)	4,160	5,562	6,647
Total operating revenues	$9,576	$11,556	$12,674
______________________________
(a)	Other countries represents countries in which we operate that individually had operating revenues representing less than 10 percent of total operating revenues earned.

Long-lived assets by country were as follows (in millions):

	December 31,
	2010	2009
Long-lived assets
U.S.	$5,573	$6,203
India	2,632	1,358
Brazil	2,472	1,433
South Korea	820	3,128
Other countries (a)	9,961	10,896
Total long-lived assets	$21,458	$23,018
______________________________
(a)	Other countries represents countries in which we operate that individually had long-lived assets representing less than 10 percent of total long-lived assets.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A substantial portion of our assets are mobile.  Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.  Although we are organized under the laws of Switzerland, we do not conduct any operations and do not have operating revenues in Switzerland.  At December 31, 2010 and 2009, we had $15 million and $19 million, respectively, of long-lived assets in Switzerland.

Our international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances (or other events that disrupt markets), expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which operations are conducted.

For the years ended December 31, 2010, 2009 and 2008, BP accounted for approximately 10 percent, 12 percent and 11 percent, respectively, of our operating revenues.  The loss of this customer or other significant customers could have a material adverse effect on our results of operations.

Note 23—Related Party Transactions

Pacific Drilling Limited—We hold a 50 percent interest in TPDI, a consolidated British Virgin Islands joint venture company formed by us and Pacific Drilling, a Liberian company, to own and operate Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  Effective October 18, 2010, Pacific Drilling has the unilateral right to exchange its interest in the joint venture for our shares or cash, at an amount based on an appraisal of the fair value of the drillships, subject to certain adjustments.

As of December 31, 2010 and 2009, TPDI had outstanding promissory notes in the aggregate amount of $296 million, of which $148 million was due to Pacific Drilling and was included in long-term debt on our consolidated balance sheet.

Angco Cayman Limited—We hold a 65 percent interest in ADDCL, a consolidated Cayman Islands joint venture company formed to own and operate Discoverer Luanda.  Angco Cayman Limited, a Cayman Islands company, holds the remaining 35 percent interest in ADDCL.  Beginning January 31, 2016, Angco Cayman Limited will have the right to exchange its interest in the joint venture for cash at an amount based on the appraisal of the fair value of the drillship, subject to certain adjustments.

Overseas Drilling Limited—We hold a 50 percent interest in ODL, an unconsolidated Cayman Islands joint venture company, which owns the Joides Resolution.  Siem Offshore Invest AS owns the other 50 percent interest in ODL.  Under a management services agreement with ODL, we provide certain operational and management services.  We earned $2 million for these services in each of the years ended December 31, 2010, 2009 and 2008.

We have a $10 million loan facility with ODL.  ODL may demand repayment of the borrowings at any time upon five business days prior written notice, and any amounts due to us from ODL may be offset against the borrowings at the time of repayment.  As of December 31, 2010 and 2009, $10 million was outstanding under this loan agreement.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 24—Quarterly Results (Unaudited)

Shown below are selected unaudited quarterly data.  Amounts are rounded for consistency in presentation with no effect to the results of operations previously reported on Form 10-Q or Form 10-K.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2010
Operating revenues	$2,602	$2,505	$2,309	$2,160
Operating income (loss) (a)	926	957	645	(662)
Net income (loss) attributable to controlling interest (a)	677	715	368	(799)
Earnings (loss) per share
Basic	$2.10	$2.23	$1.15	$(2.51)
Diluted	$2.09	$2.22	$1.15	$(2.51)
Weighted-average shares outstanding
Basic	321	319	319	319
Diluted	322	320	319	319

2009
Operating revenues	$3,118	$2,882	$2,823	$2,733
Operating income (b)	1,319	1,121	957	1,003
Net income attributable to controlling interest (b)	942	806	710	723
Earnings per share
Basic	$2.94	$2.50	$2.20	$2.24
Diluted	$2.93	$2.49	$2.19	$2.24
Weighted-average shares outstanding
Basic	319	320	321	321
Diluted	320	321	322	322
______________________________
(a)
First quarter included loss on impairment of $2 million.  Second quarter included gain on the loss of Deepwater Horizon of $267 million.  Fourth quarter included loss on impairment of $1.0 billion.  See Note 5—Impairments and Note 9—Drilling Fleet.

(b)
First quarter included loss on impairment of $221 million.  Second quarter included loss on impairment of $67 million.  Third quarter included loss on impairment of $46 million and settlement charges related to litigation matters of $132 million.  See Note 5—Impairments.

Note 25—Subsequent Events (Unaudited)

Debt—On December 31, 2010, Transocean Inc. called the remaining Series A Convertible Senior Notes for redemption.  On January 31, 2011, we redeemed the remaining aggregate principal amount of $11 million of our Series A Convertible Senior Notes for an aggregate cash payment of $11 million.  As a result, no Series A Convertible Senior Notes remain outstanding as of January 31, 2011.

Disposition—Subsequent to December 31, 2010, we completed the sale of the High-Specification Jackup Trident 20 and received net cash proceeds of $262 million.

Distribution—On January 24, 2011, we filed an appeal on the decision of the Administrative Court of the Canton of Zug to the Swiss Federal Supreme Court.  On February 11, 2011, our board of directors recommended that shareholders at the May 2011 annual general meeting approve a U.S. dollar-denominated dividend of approximately U.S. $1 billion out of qualifying additional paid-in capital and payable in four quarterly installments.  The board of directors expects that the four payment dates will be set in June 2011, September 2011, December 2011 and March 2012.  The proposed dividend will, among other things, be contingent on shareholders approving at the same meeting a rescission of the 2010 distribution.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believes it is in the best interest of the Company to discontinue with the disputed 2010 distribution and to file a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders have voted on the proposed rescission.

Index

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of December 31, 2010 and provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes in these internal controls during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2011 annual general meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2010.  Certain information with respect to our executive officers is set forth in Item 4 of this annual report under the caption “Executive Officers of the Registrant.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)      Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Financial statements of unconsolidated subsidiaries are not presented herein because such subsidiaries do not meet the significance test.

(2) Financial Statement Schedules

Index

Transocean Ltd. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
(In millions)

		Additions
	Balance at beginning of period	Charge to cost and expenses	Charge to other accounts -describe	Deductions -describe		Balance at end of period

Year ended December 31, 2008
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$50	$95	$—	$31	(a)	$114
Allowance for obsolete materials and supplies	22	27	—	—		49
Valuation allowance on deferred tax assets	58	4	—	10	(b)	52

Year ended December 31, 2009
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$114	$27	$—	$76	(a)	$65
Allowance for obsolete materials and supplies	49	17	—	—		66
Valuation allowance on deferred tax assets	52	46	—	—		98

Year ended December 31, 2010
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$65	$5	$—	$32	(a)	$38
Allowance for obsolete materials and supplies	66	6	—	2	(c)	70
Valuation allowance on deferred tax assets	98	—	—	4	(d)	94
______________________________
(a)	Uncollectible accounts receivable written off, net of recoveries.
(b)	Amount represents the valuation allowances established in connection with the tax assets acquired and the liabilities assumed in connection with the merger with GlobalSantaFe Corporation.
(c)	Amount represents $1 million related to sale of rigs and inventory and $1 million related to the loss of Deepwater Horizon.
(d)	Primarily due to reassessments of valuation allowances against future operations.

Other schedules are omitted either because they are not required or are not applicable or because the required information is included in the financial statements or notes thereto.

Index

(3) Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

2.1
Agreement and Plan of Merger dated as of August 19, 2000 by and among Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 30, 2000 included in a 424(b)(3) prospectus (Registration No. 333-46374) filed by Transocean Sedco Forex Inc. on November 1, 2000)

2.2
Agreement and Plan of Merger dated as of July 12, 1999 among Schlumberger Limited, Sedco Forex Holdings Limited, Transocean Offshore Inc. and Transocean SF Limited (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus dated October 27, 2000 included in a 424(b)(3) prospectus (Registration No. 333-46374) filed by Transocean Sedco Forex Inc. on November 1, 2000)

2.3
Distribution Agreement dated as of July 12, 1999 between Schlumberger Limited and Sedco Forex Holdings Limited (incorporated by reference to Annex B to the Joint Proxy Statement/Prospectus dated October 27, 2000 included in a 424(b)(3) prospectus (Registration No. 333-46374) filed by Transocean Sedco Forex Inc. on November 1, 2000)

2.4
Agreement and Plan of Merger, dated as of July 21, 2007, among Transocean Inc., GlobalSantaFe Corporation and Transocean Worldwide Inc. (incorporated by reference to Exhibit 2.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on July 23, 2007)

2.5
Agreement and Plan of Merger, dated as of October 9, 2008, among Transocean Inc., Transocean Ltd. and Transocean Cayman Ltd. (incorporated by reference to Exhibit 2.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 10, 2008)

2.6
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 31, 2008, among Transocean Inc., Transocean Ltd. and Transocean Cayman Ltd. (incorporated by reference to Exhibit 2.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on November 3, 2008)

3.1
Articles of Association of Transocean Ltd. (incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2010)

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

4.14
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

4.15	Form of 7% Note Due 2028 (incorporated by reference to Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) filed on May 22, 1998)

4.16	Terms of 7% Note Due 2028 (incorporated by reference to Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 1-5471) filed on May 22, 1998)

4.17
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

4.18	Form of 5% Note due 2013 (incorporated by reference to Exhibit 4.10 to GlobalSantaFe Corporation’s Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2002)

4.19	Terms of 5% Note due 2013 (incorporated by reference to Exhibit 4.11 to GlobalSantaFe Corporation’s Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2002)

4.20
364-Day Revolving Credit Agreement dated December 3, 2007 among Transocean Inc. and the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Citibank, N.A., as syndication agent for the lenders, Calyon New York Branch, as co-syndication agent, and Credit Suisse, Cayman Islands Branch and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents for the lenders (incorporated by reference to Exhibit 4.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 5, 2007)

4.21
364-Day Revolving Credit Agreement dated as of November 25, 2008 among Transocean Inc., the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Citibank, N.A. and Calyon New York Branch, as co-syndication agents for the lenders, and Wells Fargo Bank, N.A., as documentation agent for the lenders (incorporated by reference to Exhibit 4.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on November 26, 2008)

4.22
Guaranty Agreement, dated as of December 19, 2008, among Transocean Ltd., Transocean Inc. and JPMorgan Chase Bank, N.A., as administrative agent under the 364-Day Revolving Credit Agreement (incorporated by reference to Exhibit 4.8 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008)

4.23
Senior Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.36 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007)

4.24
First Supplemental Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.37 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007)

4.25
Second Supplemental Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.38 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007)

Index

4.26
Third Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008)

4.27
Term Credit Agreement dated as of March 13, 2008 among Transocean Inc., the lenders parties thereto and Citibank, N.A., as Administrative Agent, Calyon New York Branch and JP Morgan Chase Bank, N.A., as Co-Syndication Agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Fortis Bank SA/NV, New York Branch, as Co-Documentation Agents, and Citigroup Global Markets, Inc., Calyon New York Branch and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 4.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on March 18, 2008)

4.28
Agreement for First Amendment of Term Credit Agreement dated as of November 25, 2008 among Transocean Inc., the lenders parties thereto and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 4.3 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on November 26, 2008)

4.29
Guaranty Agreement, dated as of December 19, 2008, among Transocean Ltd., Transocean Inc. and Citibank, N.A., as administrative agent under the Term Credit Agreement (incorporated by reference to Exhibit 4.10 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008)

4.30
Fourth Supplemental Indenture, dated as of September 21, 2010, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2010)

10.1
Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling Inc. dated June 3, 1993 (incorporated by reference to Exhibit 10-(3) to Sonat Offshore Drilling Inc.’s Form 10-Q (Commission File No. 001-07746) for the quarter ended June 30, 1993)

*	10.2
Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009) (incorporated by reference to Exhibit 10.5 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008)

*	10.3
Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.10 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 1999)

*	10.4
GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001; and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001 (incorporated by reference to Exhibit 10.33 to the GlobalSantaFe Corporation Annual Report on Form 10-K for the year ended December 31, 2004)

*	10.5
Amendment to Transocean Inc. Deferred Compensation Plan (incorporate by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 29, 2005)

*	10.6
Sedco Forex Employees Option Plan of Transocean Sedco Forex Inc. effective December 31, 1999 (incorporated by reference to Exhibit 4.5 to Transocean Sedco Forex Inc.’s Registration Statement on Form S-8 (Registration No. 333-94569) filed January 12, 2000)

*	10.7	1997 Long-Term Incentive Plan of Reading & Bates Corporation (incorporated by reference to Exhibit 99.A to Reading & Bates’ Proxy Statement (Commission File No. 001-05587) dated March 28, 1997)

*	10.8
1998 Employee Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.A to R&B Falcon Corporation’s Proxy Statement (Commission File No. 001-13729) dated April 23, 1998)

*	10.9
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

*	10.11
1999 Director Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.B to R&B Falcon Corporation’s Proxy Statement (Commission File No. 001-13729) dated April 13, 1999)

10.12
Master Separation Agreement dated February 4, 2004 by and among Transocean Inc., Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 99.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on March 3, 2004)

10.13
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

Index

*	10.15
Form of 2004 Performance-Based Nonqualified Share Option Award Letter (incorporated by reference to Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005)

*	10.16	Form of 2004 Director Deferred Unit Award (incorporated by reference to Exhibit 10.5 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005)

*	10.17
Form of 2008 Director Deferred Unit Award (incorporated by reference to Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008)

*	10.18
Form of 2009 Director Deferred Unit Award (incorporated by reference to Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2009)

*	10.19
Performance Award and Cash Bonus Plan of Transocean Ltd. (incorporated by reference to Exhibit 10.21 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008)

†	*	10.20	Description of Base Salaries of Named Executive Officers

*	10.21	Executive Change of Control Severance Benefit (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on July 19, 2005)

*	10.22	Terms of July 2007 Employee Restricted Stock Awards (incorporated by reference to Exhibit 10.2 to Transocean Inc.’s Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2007)

*	10.23	Terms of July 2007 Employee Deferred Unit Awards (incorporated by reference to Exhibit 10.3 to Transocean Inc.’s Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2007)

*	10.24
Terms and Conditions of the July 2008 Employee Contingent Deferred Unit Award (incorporated by reference to Exhibit 10.2 to Transocean Inc.’s Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2008)

*	10.25
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

*	10.27
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

10.29
Put Option and Registration Rights Agreement, dated as of October 18, 2007, among Pacific Drilling Limited, Transocean Pacific Drilling Inc., Transocean Inc. and Transocean Offshore International Ventures Limited (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 24, 2007)

10.30
Form of Novation Agreement dated as of November 27, 2007 by and among GlobalSantaFe Corporation, Transocean Offshore Deepwater Drilling Inc. and certain executives (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007)

*	10.31
Form of Severance Agreement with GlobalSantaFe Corporation Executive Officers (incorporated by reference to Exhibit 10.1 to GlobalSantaFe Corporation’s Current Report on Form 8-K/A (Commission File No. 001-14634) filed on July 26, 2005)

*	10.32
Transocean Special Transition Severance Plan for Shore-Based Employees (incorporated by reference to Exhibit 10.3 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007)

*	10.33
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

*	10.34
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

*	10.35
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

Index

*	10.36
GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated by reference to GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001)

*	10.37
GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to GlobalSantaFe Corporation’s Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended June 30, 2001)

*	10.38
GlobalSantaFe 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 7, 2005) (incorporated by reference to Exhibit 10.4 to GlobalSantaFe Corporation’s Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended June 30, 2005)

*	10.39
Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008)

*	10.40
Transocean U.S. Supplemental Retirement Benefit Plan, as amended and restated, effective as of November 27, 2007 (incorporated by reference to Exhibit 10.11 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007)

*	10.41
GlobalSantaFe Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the GlobalSantaFe Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

*	10.42
Transocean U.S. Supplemental Savings Plan (incorporated by reference to Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008)

10.43
Commercial Paper Dealer Agreement between Transocean Inc. and Lehman Brothers Inc., dated as of December 20, 2007 (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 21, 2007)

10.44
Amended and Restated Commercial Paper Dealer Agreement between Transocean Inc. and Barclays Capital Inc., dated as of December 3, 2008 (including form of Accession Agreement) (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 9, 2008)

10.45
Commercial Paper Dealer Agreement between Transocean Inc. and Morgan Stanley & Co. Incorporated, dated as of December 20, 2007 (incorporated by reference to Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 21, 2007)

10.46
Amended and Restated Commercial Paper Dealer Agreement between Transocean Inc. and Morgan Stanley & Co. Incorporated, dated as of December 3, 2008 (including form of Accession Agreement) (incorporated by reference to Exhibit 10.3 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 9, 2008)

10.47
Commercial Paper Dealer Agreement between Transocean Inc. and J.P. Morgan Securities Inc., dated as of December 20, 2007 (incorporated by reference to Exhibit 10.3 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 21, 2007)

10.48
Amended and Restated Commercial Paper Dealer Agreement between Transocean Inc. and J.P. Morgan Securities Inc., dated as of December 3, 2008 (including form of Accession Agreement) (incorporated by reference to Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 9, 2008)

10.49
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

10.51
Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 10, 2008)

*	10.52	Form of Assignment Memorandum for Executive Officers (incorporated by reference to Exhibit 10.5 to Transocean Ltd.’s Current Report on Form 8-K filed on December 19, 2008)

*	10.53	Consulting Arrangement with Gregory L. Cauthen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2009)

10.54
Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to Deepwater Horizon, as amended (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2010)

†	*	10.55	Executive Severance Benefit

†	21	Subsidiaries of Transocean Ltd.

†	23.1	Consent of Ernst & Young LLP

Index

†	24	Powers of Attorney

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	99.1
Deferred Prosecution Agreement by and between The United States Department of Justice, Transocean Inc. and Transocean Ltd (incorporated by reference to Exhibit 99.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 5, 2010)

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 28, 2011.

TRANSOCEAN LTD.
By  /s/ Ricardo H. Rosa
Ricardo H. Rosa
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2011.

Signature	Title

*	Chairman of the Board of Directors
Robert E. Rose

*	Vice Chairman of the Board
J. Michael Talbert

/s/ Steven L. Newman	Chief Executive Officer
Steven L. Newman	(Principal Executive Officer)

/s/ Ricardo H. Rosa	Senior Vice President and Chief Financial Officer
Ricardo H. Rosa	(Principal Financial Officer)

/s/ John H. Briscoe	Vice President and Controller
John H. Briscoe	(Principal Accounting Officer)

*	Director
W. Richard Anderson

*	Director
Thomas W. Cason

*	Director
Victor E. Grijalva

*	Director
Martin B. McNamara

*	Director
Edward R. Muller

Index

Signature	Title

*	Director
Robert M. Sprague

*	Director
Ian C. Strachan

* /s/ John H. Briscoe
John H. Briscoe
(Attorney-in-Fact)