Form 10-Q
period 2011-03-31
Transocean Ltd.
filed 2011-05-04
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer (do not check if a smaller reporting company) ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of April 26, 2011, 319,567,451 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2011

Index

PART I.          FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2011	2010
		(As adjusted)
Operating revenues
Contract drilling revenues	$1,950	$2,425
Contract drilling intangible revenues	10	33
Other revenues	184	121
	2,144	2,579
Costs and expenses
Operating and maintenance	1,359	1,186
Depreciation and amortization	354	374
General and administrative	67	63
	1,780	1,623
Gain (loss) on disposal of assets, net	8	(14)
Operating income	372	942

Other income (expense), net
Interest income	15	5
Interest expense, net of amounts capitalized	(145)	(132)
Other, net	3	15
	(127)	(112)

Income from continuing operations before income tax expense	245	830
Income tax expense	81	147
Income from continuing operations	164	683
Income from discontinued operations, net of tax	176	2

Net income	340	685
Net income attributable to noncontrolling interest	30	8

Net income attributable to controlling interest	$310	$677

Earnings per share-basic
Earnings from continuing operations	$0.42	$2.09
Earnings from discontinued operations	0.54	0.01
Earnings per share	0.96	2.10

Earnings per share-diluted
Earnings from continuing operations	$0.42	$2.08
Earnings from discontinued operations	0.54	0.01
Earnings per share	0.96	2.09

Weighted-average shares outstanding
Basic	319	321
Diluted	320	322

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2011	2010

Net income	$340	$685

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit costs	(6)	(10)
Recognized components of net periodic benefit costs	6	6
Unrecognized gain (loss) on derivative instruments	1	(10)
Recognized loss on derivative instruments	2	4

Other comprehensive income (loss) before income taxes	3	(10)
Income taxes related to other comprehensive income (loss)	(2)	—
Other comprehensive income (loss), net of income taxes	1	(10)

Total comprehensive income	341	675
Total comprehensive income (loss) attributable to noncontrolling interest	34	1

Total comprehensive income attributable to controlling interest	$307	$674

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2011	December 31, 2010
		(As adjusted)
Assets
Cash and cash equivalents	$3,812	$3,394
Accounts receivable, net of allowance for doubtful accounts of $33 and $38 at March 31, 2011 and December 31, 2010, respectively	2,161	1,978
Materials and supplies, net of allowance for obsolescence of $70 at March 31, 2011 and December 31, 2010	541	514
Deferred income taxes, net	116	115
Assets held for sale	77	—
Other current assets	197	194
Total current assets	6,904	6,195

Property and equipment	26,819	26,721
Property and equipment of consolidated variable interest entities	2,241	2,214
Less accumulated depreciation	7,887	7,616
Property and equipment, net	21,173	21,319
Goodwill	8,132	8,132
Other assets	1,001	1,165
Total assets	$37,210	$36,811

Liabilities and equity
Accounts payable	$808	$832
Accrued income taxes	67	109
Debt due within one year	1,965	1,917
Debt of consolidated variable interest entities due within one year	95	95
Other current liabilities	906	883
Total current liabilities	3,841	3,836

Long-term debt	8,361	8,354
Long-term debt of consolidated variable interest entities	820	855
Deferred income taxes, net	586	575
Other long-term liabilities	1,840	1,791
Total long-term liabilities	11,607	11,575

Commitments and contingencies
Redeemable noncontrolling interest	57	25

Shares, CHF 15.00 par value, 335,235,298 authorized, 167,617,649 conditionally authorized, 335,235,298 issued at March 31, 2011 and December 31, 2010; 319,538,901 and 319,080,678 outstanding at March 31, 2011 and December 31, 2010, respectively	4,488	4,482
Additional paid-in capital	7,518	7,504
Treasury shares, at cost, 2,863,267 held at March 31, 2011 and December 31, 2010	(240)	(240)
Retained earnings	10,279	9,969
Accumulated other comprehensive loss	(335)	(332)
Total controlling interest shareholders’ equity	21,710	21,383
Noncontrolling interest	(5)	(8)
Total equity	21,705	21,375
Total liabilities and equity	$37,210	$36,811

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Three months ended March 31,
	2011	2010

Shares outstanding
Balance, beginning of period	319	321
Issuance of shares under share-based compensation plans	1	1
Purchases of shares held in treasury	—	(1)
Balance, end of period	320	321
Shares
Balance, beginning of period	$4,482	$4,472
Issuance of shares under share-based compensation plans	6	6
Balance, end of period	$4,488	$4,478
Additional paid-in capital
Balance, beginning of period	$7,504	$7,407
Share-based compensation	27	35
Issuance of shares under share-based compensation plans	(16)	(10)
Other, net	3	1
Balance, end of period	$7,518	$7,433
Treasury shares, at cost
Balance, beginning of period	$(240)	$—
Purchases of shares held in treasury	—	(60)
Balance, end of period	$(240)	$(60)
Retained earnings
Balance, beginning of period	$9,969	$9,008
Net income attributable to controlling interest	310	677
Balance, end of period	$10,279	$9,685
Accumulated other comprehensive loss
Balance, beginning of period	$(332)	$(335)
Other comprehensive income (loss) attributable to controlling interest	(3)	(3)
Balance, end of period	$(335)	$(338)
Total controlling interest shareholders’ equity
Balance, beginning of period	$21,383	$20,552
Total comprehensive income attributable to controlling interest	307	674
Share-based compensation	27	35
Issuance of shares under share-based compensation plans	(10)	(4)
Purchases of shares held in treasury	—	(60)
Other, net	3	1
Balance, end of period	$21,710	$21,198
Noncontrolling interest
Balance, beginning of period	$(8)	$7
Total comprehensive income (loss) attributable to noncontrolling interest	3	1
Balance, end of period	$(5)	$8
Total equity
Balance, beginning of period	$21,375	$20,559
Total comprehensive income	310	675
Share-based compensation	27	35
Issuance of shares under share-based compensation plans	(10)	(4)
Purchases of shares held in treasury	—	(60)
Other, net	3	1
Balance, end of period	$21,705	$21,206

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2011	2010
		(As adjusted)
Cash flows from operating activities
Net income	$340	$685
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of drilling contract intangibles	(10)	(33)
Depreciation and amortization	354	374
Share-based compensation expense	27	35
Gain on disposal of discontinued operations	(173)	—
(Gain) loss on disposal of assets, net	(8)	14
Amortization of debt issue costs, discounts and premiums, net	26	49
Deferred income taxes	11	(22)
Other, net	(3)	31
Deferred revenue, net	46	151
Deferred expenses, net	(36)	(14)
Changes in operating assets and liabilities	(184)	(98)
Net cash provided by operating activities	390	1,172

Cash flows from investing activities
Capital expenditures	(240)	(369)
Proceeds from disposal of assets, net	13	41
Proceeds from disposal of discontinued operations	259	—
Other, net	(6)	5
Net cash provided by (used in) investing activities	26	(323)

Cash flows from financing activities
Change in short-term borrowings, net	51	(131)
Proceeds from debt	5	54
Repayments of debt	(47)	(253)
Purchases of shares held in treasury	—	(60)
Other, net	(7)	(3)
Net cash provided by (used in) financing activities	2	(393)

Net increase in cash and cash equivalents	418	456
Cash and cash equivalents at beginning of period	3,394	1,130
Cash and cash equivalents at end of period	$3,812	$1,586

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world.  Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At March 31, 2011, we owned or had partial ownership interests in and operated 137 mobile offshore drilling units.  As of this date, our fleet consisted of 47 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 53 Standard Jackups and three Other Rigs.  We also have one Ultra-Deepwater Floater and three High-Specification Jackups under construction (see Note 7—Drilling Fleet and Note 15—Subsequent Events).

We also provide oil and gas drilling management services, drilling engineering and drilling project management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  ADTI conducts drilling management services primarily on either a dayrate or a completed-project, fixed-price (or “turnkey”) basis.  We also participated in oil and gas exploration, development and production activities through our oil and gas subsidiaries, Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), which were classified as discontinued operations as of March 31, 2011.  See Note 5—Discontinued Operations.

Note 2—Significant Accounting Policies

Basis of presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010 included in our annual report on Form 10-K filed on February 28, 2011.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, investments, notes receivable, goodwill and other intangible assets, income taxes, defined benefit pension plans and other postretirement benefits, contingencies and share-based compensation.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

Principles of consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over an entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the unconsolidated affiliate.  See Note 3—Variable Interest Entities.

Share-based compensation—Share-based compensation expense was $27 million and $35 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $15 million and $28 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current period’s presentation.  We have made certain reclassifications to our condensed consolidated statement of financial position, results of operations and cash flows to present our oil and gas properties reporting unit and our Caspian Sea operations as discontinued operations (see Note 5—Discontinued Operations).  Other reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 15—Subsequent Events.

Note 3—Variable Interest Entities

Consolidated variable interest entities—We consolidate the assets and liabilities of Transocean Pacific Drilling Inc. (“TPDI”), a consolidated British Virgin Islands joint venture company, and Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands joint venture company, which are two variable interest entities for which we are the primary beneficiary.  The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	March 31, 2011			December 31, 2010
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$1,575	$724	$851	$1,598	$763	$835
ADDCL	898	356	542	864	345	519
Total	$2,473	$1,080	$1,393	$2,462	$1,108	$1,354

Unconsolidated variable interest entity—As holder of two notes receivable and a lender under a working capital loan, we hold a variable interest in Awilco Drilling Limited (“ADL”), a U.K. company (see Note 7—Drilling Fleet).  The notes receivable, originally issued in exchange for and secured by two drilling units, have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We also provide ADL with a working capital loan, which is also secured by the drilling units, with a maximum borrowing amount of $35 million.  We evaluate the credit quality and financial condition of ADL quarterly.  The aggregate carrying amount of the notes receivable was $110 million and $109 million at March 31, 2011 and December 31, 2010, respectively.  The aggregate carrying amount of working capital loan receivable was $6 million at March 31, 2011 and December 31, 2010.

Note 4—Income Taxes

Tax rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  At the federal level, qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are exempt from Swiss federal income tax.  Consequently, Transocean Ltd. expects dividends from its subsidiaries and capital gains from sales of investments in its subsidiaries to be exempt from Swiss federal income tax.

Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  There is little to no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.

Our estimated annual effective tax rates for the three months ended March 31, 2011 and March 31, 2010 were 19.3 percent and 15.2 percent, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

Deferred taxes—The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	March 31, 2011	December 31, 2010
Valuation allowance for non-current deferred tax assets	$94	$94

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	March 31, 2011	December 31, 2010
Unrecognized tax benefits, excluding interest and penalties	$501	$485
Interest and penalties	244	235
Unrecognized tax benefits, including interest and penalties	$745	$720

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2000.  For the three months ended March 31, 2011 and March 31, 2010, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations was insignificant.

Our tax returns in the other major jurisdictions in which we operate are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in four major jurisdictions for up to 16 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

U.S. tax investigations—With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, resulting in a total proposed adjustment of approximately $79 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities.  In August 2010, we filed a petition with the U.S. Tax Court in an attempt to resolve this issue.

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  In July 2010, we filed a protest letter with the U.S. tax authorities responding to this assessment.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, excluding interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

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

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $166 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments for the 2006 and 2007 audits in the aggregate amount of approximately $92 million, exclusive of interest.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain of our former external advisors on these transactions.  The authorities issued tax assessments of (a) approximately $283 million plus interest, related to certain restructuring transactions, (b) approximately $124 million plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, (c) approximately $75 million plus interest, related to a 2001 dividend payment and (d) approximately $8 million plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We may be required to provide some form of financial security, in an amount up to $1.1 billion, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  We intend to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.  An unfavorable outcome on these Norwegian civil tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  However, while we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $119 million, plus a 75 percent penalty of $89 million and $144 million of interest through March 31, 2011.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.

Other tax matters—We conduct operations through our various subsidiaries in a number of countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these assessments to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Note 5—Discontinued Operations

Oil and gas properties—In March 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  We expect the disposal of the assets in this reporting unit to be completed within 12 months and, accordingly, have classified the oil and gas properties and related assets as assets held for sale as of March 31, 2011.

Caspian Sea operations—In February 2011, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and recognized a gain on the disposal of the discontinued operations of $173 million ($0.54 per diluted share from discontinued operations), which had no tax effect.  We have agreed to continue operating Trident 20 under a bareboat charter to perform services for an approximate break-even amount under a contract with the customer, which we expect to continue for a period less than 12 months.

Summarized results of discontinued operations—The summarized results of operations included in income from discontinued operations, were as follows (in millions):

	Three months ended March 31,
	2011	2010
Operating revenues	$26	$23
Costs and expenses	23	39
Income (loss) from discontinued operations before income tax expense	3	(16)
Income tax benefit	—	18
Gain on disposal of discontinued operations	173	—

Income from discontinued operations, net of tax	$176	$2

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Assets and liabilities of discontinued operations—At March 31, 2011, we have classified our oil and gas properties and related assets as assets held for sale.  As a result of our decision to discontinue these operations and those of our Caspian Sea subsidiary, we have reclassified the assets and liabilities related to these discontinued operations to other current assets, other assets, other current liabilities and other long-term liabilities, at December 31, 2010.  The carrying amounts of the major classes of assets and liabilities associated with these operations were classified as follows (in millions):

	March 31, 2011	December 31, 2010
Assets
Oil and gas properties, net	$56	$—
Other related assets	13	—
Assets held for sale	$69	$—

Accounts receivable	$17	$22
Other assets	13	17
Other current assets	$30	$39

Rig and related equipment, net	$—	$86
Oil and gas properties, net	—	53
Other assets	$—	$139

Liabilities
Accounts payable	$19	$15
Other liabilities	28	13
Other current liabilities	$47	$28

Asset retirement obligation	$—	$9
Deferred taxes	—	19
Other long-term liabilities	$—	$28

Note 6—Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations was as follows (in millions, except per share data):

	Three months ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Numerator for earnings per share			(As adjusted)	(As adjusted)
Income from continuing operations attributable to controlling interest	$134	$134	$675	$675
Undistributed earnings allocable to participating securities	(1)	(1)	(4)	(4)
Income from continuing operations available to shareholders	$133	$133	$671	$671

Denominator for earnings per share
Weighted-average shares outstanding	319	319	321	321
Effect of stock options and other share-based awards	—	1	—	1
Weighted-average shares for per share calculation	319	320	321	322

Per share earnings from continuing operations	$0.42	$0.42	$2.09	$2.08

We have excluded 1.2 million and 1.1 million share-based awards, from the calculation since the effect would have been anti-dilutive for the three months ended March 31, 2011 and 2010, respectively.  The 1.625%  Series A Convertible Senior Notes, 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented (see Note 8—Debt).

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Note 7—Drilling Fleet

Expansion—Construction work in progress, recorded in property and equipment, was $1.5 billion at March 31, 2011 and December 31, 2010.  Capital expenditures and other capital additions, including capitalized interest, for our major construction projects that were ongoing during the three months ended March 31, 2011 or during the year ended December 31, 2010 were as follows (in millions):

	Three months ended March 31, 2011	Through December 31, 2010	Total costs
Transocean Honor (a)	$47	$97	$144
Deepwater Champion (b)	23	733	756
High-Specification Jackup TBN1 (c)	10	9	19
High-Specification Jackup TBN2 (c)	10	9	19
Discoverer Luanda (d)(e)	8	709	717
Discoverer India (d)	—	744	744
Discoverer Inspiration (d)	—	679	679
Dhirubhai Deepwater KG2 (d)(f)	—	677	677
Capitalized interest	15	273	288
Mobilization costs	13	100	113
Total	$126	$4,030	$4,156
______________________________
(a)
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

(c)
In December 2010, we made initial installment payments of $9 million each to purchase two Keppel FELS Super B class design jackups for $186 million each.  The two High-Specification Jackups are under construction at Keppel FELS’s yard in Singapore and are expected for delivery in the first quarter of 2013.

(d)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of March 31, 2011.
(e)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  ADDCL is responsible for all of these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(f)
The costs for Dhirubhai Deepwater KG2 represent 100 percent of TPDI’s expenditures, including those incurred prior to our investment in the joint venture.  TPDI is responsible for all of these costs.  We hold a 50 percent interest in TPDI, and Quantum Pacific Management Limited, a Cypriot company and successor in interest to Pacific Drilling Limited (“Quantum”), holds the remaining 50 percent interest.

Dispositions—During the three months ended March 31, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20 and the Standard Jackup Transocean Mercury.  The sale of Trident 20 reflected our decision to discontinue operations in the Caspian Sea (see Note 5—Discontinued Operations).  In connection with the sale of Transocean Mercury, we received net cash proceeds of $10 million and recognized a gain on disposal of the drilling unit of $9 million ($0.03 per diluted share from continuing operations), which had no tax effect.  For the three months ended March 31, 2011, we recognized a net loss on disposal of unrelated assets in the amount of $1 million.

During the three months ended March 31, 2010, we sold two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sales, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million (see Note 3—Variable Interest Entities).  We operated GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel until November 2010.  As a result of the sales, we recognized a loss on disposal of assets in the amount of $15 million ($0.05 per diluted share from continuing operations), which had no tax effect for the three months ended March 31, 2010.  For the three months ended March 31, 2010, we recognized a gain on disposal of unrelated assets in the amount of $1 million.

Assets held for sale—In March 2011, in addition to our plan to sell the assets associated with our oil and gas properties reporting unit (see Note 5—Discontinued Operations), we also committed to a plan to sell our Standard Jackup GSF Britannia and related equipment.  At March 31, 2011, GSF Britannia was classified as held for sale with a net carrying amount of $8 million.  At December 31, 2010, Transocean Mercury was classified as held for sale with a net carrying amount of less than $1 million.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Note 8—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	March 31, 2011			December 31, 2010
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
ODL Loan Facility	$5	$—	$5	$10	$—	$10
Commercial paper program (a)	139	—	139	88	—	88
6.625% Notes due April 2011 (a)	166	—	166	167	—	167
5% Notes due February 2013	254	—	254	255	—	255
5.25% Senior Notes due March 2013 (a)	510	—	510	511	—	511
TPDI Credit Facilities due March 2015	—	525	525	—	560	560
4.95% Senior Notes due November 2015 (a)	1,099	—	1,099	1,099	—	1,099
ADDCL Credit Facilities due December 2017	—	242	242	—	242	242
6.00% Senior Notes due March 2018 (a)	998	—	998	997	—	997
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
TPDI Notes due October 2019	—	148	148	—	148	148
6.50% Senior Notes due November 2020 (a)	899	—	899	899	—	899
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7.45% Notes due April 2027 (a)	96	—	96	96	—	96
7% Notes due June 2028	312	—	312	313	—	313
Capital lease contract due August 2029	689	—	689	694	—	694
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.625% Series A Convertible Senior Notes due December 2037 (a)	—	—	—	11	—	11
1.50% Series B Convertible Senior Notes due December 2037 (a)	1,639	—	1,639	1,625	—	1,625
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,619	—	1,619	1,605	—	1,605
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
Total debt	10,326	915	11,241	10,271	950	11,221
Less debt due within one year
ODL Loan Facility	5	—	5	10	—	10
Commercial paper program (a)	139	—	139	88	—	88
6.625% Notes due April 2011 (a)	166	—	166	167	—	167
TPDI Credit Facilities due March 2015	—	70	70	—	70	70
ADDCL Credit Facilities due December 2017	—	25	25	—	25	25
Capital lease contract due August 2029	16	—	16	16	—	16
1.625% Series A Convertible Senior Notes due December 2037 (a)	—	—	—	11	—	11
1.50% Series B Convertible Senior Notes due December 2037 (a)	1,639	—	1,639	1,625	—	1,625
Total debt due within one year	1,965	95	2,060	1,917	95	2,012
Total long-term debt	$8,361	$820	$9,181	$8,354	$855	$9,209
______________________________
(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the commercial paper program and the Five-Year Revolving Credit Facility.  Transocean Ltd. has no independent assets or operations, its guarantee of debt securities of Transocean Inc. is full and unconditional and its only other subsidiary not owned indirectly through Transocean Inc. is minor.  Transocean Inc.’s only operating assets are its investments in its operating subsidiaries.  Transocean Inc.’s independent assets and operations, other than those related to investments in its subsidiaries and balances primarily pertaining to its cash and cash equivalents and debt are less than one percent of the total consolidated assets and operations of Transocean Ltd., and thus, substantially all of the assets and operations exist within these non-guarantor operating companies.  Furthermore, Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries or entities accounted for under the equity method by dividends, loans or return of capital distributions.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2011 and 2012, respectively.  At March 31, 2011, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending March 31,
2012	$2,005	$95	$2,100
2013	2,491	97	2,588
2014	21	98	119
2015	22	345	367
2016	1,124	60	1,184
Thereafter	4,791	220	5,011
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,454	915	11,369
Total unamortized discounts, premiums and fair value adjustments	(128)	—	(128)
Total debt	$10,326	$915	$11,241

Commercial paper program—We maintain a commercial paper program (the “Program”), which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes for general corporate purposes up to a maximum aggregate outstanding amount of $1.5 billion.  Proceeds from commercial paper issuance under the Program may be used for general corporate purposes.  At March 31, 2011, $139 million in commercial paper was outstanding at a weighted-average interest rate of 0.9 percent, including commissions.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”).  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent, based on our debt rating, and was 0.175 percent at March 31, 2011.  At March 31, 2011, we had $71 million in letters of credit issued and outstanding, we had $1.9 billion available borrowing capacity and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”) comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loans with an aggregate commitment of $595 million.  At March 31, 2011, $1.1 billion was outstanding under the TPDI Credit Facilities, of which $525 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on March 31, 2011 was 1.9 percent.  See Note 9—Derivatives and Hedging and Note 11—Contingencies.

TPDI Notes—TPDI has issued promissory notes (the “TPDI Notes”) payable to its two shareholders, Quantum and one of our subsidiaries, which have maturities through October 2019.  At March 31, 2011, the aggregate outstanding principal amount was $296 million, of which $148 million was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on March 31, 2011 was 2.5 percent.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and the borrowings under Tranche A.  One of our subsidiaries provides the commitment for and the borrowings under Tranche C.  At March 31, 2011, $215 million was outstanding under Tranche A at a weighted-average interest rate of 1.2 percent.  At March 31, 2011, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  At March 31, 2011, $78 million was outstanding under the ADDCL Secondary Loan Facility, of which $51 million was provided by one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on March 31, 2011 was 3.4 percent.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	March 31, 2011			December 31, 2010
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$—	$—	$—	$11	$—	$11
Series B Convertible Senior Notes due 2037	1,680	(41)	1,639	1,680	(55)	1,625
Series C Convertible Senior Notes due 2037	1,722	(103)	1,619	1,722	(117)	1,605

The carrying amounts of the equity components of the Convertible Senior Notes were as follows (in millions):

	March 31, 2011	December 31, 2010
Carrying amount of equity component
Series A Convertible Senior Notes due 2037	$—	$1
Series B Convertible Senior Notes due 2037	210	210
Series C Convertible Senior Notes due 2037	276	276

Including the amortization of the unamortized discount, the effective interest rates were 5.08 percent for the Series B Convertible Senior Notes and 5.28 percent for the Series C Convertible Senior Notes.  At March 31, 2011, the remaining period over which the discount will be amortized was less than one year for the Series B Convertible Senior Notes and 1.6 years for the Series C Convertible Senior Notes.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended March 31,
	2011	2010
Interest expense
Series A Convertible Senior Notes due 2037	$—	$15
Series B Convertible Senior Notes due 2037	20	26
Series C Convertible Senior Notes due 2037	20	26

On January 31, 2011, we redeemed the remaining aggregate principal amount of $11 million of our Series A Convertible Senior Notes for an aggregate cash payment of $11 million, and none remained outstanding as of March 31, 2011.

Note 9—Derivatives and Hedging

Cash flow hedges—TPDI has entered into interest rate swaps, which have been designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable-rate borrowings under the TPDI Credit Facilities.  The aggregate notional amount corresponds with the aggregate amount of the outstanding borrowings under the TPDI Credit Facilities.  As of March 31, 2011, the aggregate notional amount was $1.1 billion, of which $525 million was attributable to the intercompany borrowings provided by one of our subsidiaries and the related balances have been eliminated in consolidation.  At March 31, 2011, the weighted-average variable interest rate associated with the interest rate swaps was 0.3 percent, and the weighted-average fixed interest rate was 2.3 percent.  At March 31, 2011, the interest rate swaps represented a liability measured at a fair value of $10 million, recorded in other long-term liabilities, with a corresponding increase to accumulated other comprehensive loss.  At December 31, 2010, the interest rate swaps represented a liability measured at a fair value of $13 million, recorded in other long-term liabilities, with a corresponding increase to accumulated other comprehensive loss.  The amount associated with the ineffective portion of the cash flow hedges was less than $1 million, recorded in interest expense for the three months ended March 31, 2011.  The ineffective portion of the cash flow hedges was less than $1 million recorded in interest expense for the three months ended March 31, 2010.

Fair value hedges—Two of our wholly owned subsidiaries have entered into interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5.25% Senior Notes and the 5.00% Notes.  The interest rate swaps have aggregate notional amounts of $500 million and $250 million, respectively, equal to the face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  At March 31, 2011, the weighted-average variable interest rate on the interest rate swaps was 3.5 percent, and the fixed interest rates matched those of the underlying debt instruments.  At March 31, 2011, the interest rate swaps represented an asset measured at fair value of $15 million, recorded in other assets, with a corresponding increase to the carrying amounts of the underlying debt instruments.  At December 31, 2010, the interest rate swaps represented an asset measured at fair value of $17 million, recorded in other assets, with a corresponding increase to the carrying amounts of the underlying debt instruments.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Note 10—Postemployment Benefit Plans

Defined benefit pension plans and other postretirement employee benefit plans—We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees, including certain frozen plans, assumed in connection with our mergers, that cover certain current employees and certain former employees and directors of our predecessors (the “U.S. Plans”).  We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover our employees in those areas (the “Non-U.S. Plans”).  Additionally, we offer several unfunded contributory and noncontributory other postretirement employee benefit plans covering substantially all of our U.S. employees (the “OPEB Plans”).

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended March 30, 2011				Three months ended March 31, 2010
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$11	$5	$—	$16	$10	$6	$—	$16
Interest cost	14	5	1	20	14	5	1	20
Expected return on plan assets	(16)	(5)	—	(21)	(14)	(5)	—	(19)
Settlements and curtailments	—	—	—	—	—	1	—	1
Actuarial losses, net	6	—	—	6	3	1	—	4
Prior service cost, net	—	—	—	—	—	—	(1)	(1)
Net periodic benefit costs	$15	$5	$1	$21	$13	$8	$—	$21

Funding contributions	$13	$7	$1	$21	$2	$4	$2	$8

Note 11—Contingencies

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

As we continue to investigate the cause or causes of the incident, we are evaluating its consequences.  Although we cannot predict the final outcome or estimate the reasonably possible range of loss with certainty, we have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  We have also recognized a receivable for the portion of this liability that we believe is recoverable from insurance.  As of March 31, 2011, the amount of the estimated liability was approximately $170 million, recorded in other current liabilities, and the corresponding estimated recoverable amount was approximately $130 million, recorded in accounts receivable, net, on our consolidated balance sheet.  New information or future developments could require us to adjust our disclosures and our estimated liabilities and insurance recoveries.  See “—Contractual indemnity” and Note 15—Subsequent Events.

Litigation—Numerous actions or claims are pending against Transocean entities, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  Third parties have also, based on contractual arrangements, made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these third parties.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of March 31, 2011, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in 31 complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  See “—Contractual indemnity.”

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Environmental pollution and economic loss—As of March 31, 2011, we and one or more of our subsidiaries were named, along with other unaffiliated defendants, in 61 individual complaints as well as 179 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the Oil Pollution Act of 1990 (“OPA”) and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  See “—Contractual indemnity.”

Federal securities claims—Two federal securities law class actions are currently pending in the U.S. District Court, Southern District of New York, naming us and certain of our officers and directors as defendants.  Two of these actions generally allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with the Macondo well incident.  The plaintiffs are generally seeking awards of unspecified economic damages, including damages resulting from the decline in our stock price after the Macondo well incident.  The third action was filed by a former GlobalSantaFe shareholder, alleging that the proxy statement related to our shareholder meeting in connection with our merger with GlobalSantaFe violated Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that GlobalSantaFe shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks rescission and compensatory damages.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed by certain of our shareholders naming us as a nominal defendant and certain of our officers and directors as defendants in the District Courts of the State of Texas.  The first case generally alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident and the other generally alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking, on behalf of Transocean, restitution and disgorgement of all profits, benefits and other compensation from the defendants.

Government claims—On December 15, 2010, the Department of Justice (the “DOJ”) filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under OPA and the Clean Water Act, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The complaint asserts that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In addition to the civil complaint, the DOJ served us with civil investigative demands on December 8, 2010.  These demands are part of an ongoing investigation by the DOJ to determine if we made false claims in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon. See Note 15—Subsequent Events.

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

In September 2010, the State of Louisiana filed a declaratory judgment seeking to designate us as a responsible party under OPA and the Louisiana Oil Spill Prevention and Response Act for the discharges emanating from the Macondo well.

Additionally, suits have been filed by the State of Alabama and the cities of Greenville, Evergreen, Georgiana and McKenzie, Alabama, as well as the Mexican States of Veracruz, Quintana Roo and Tamaulipas.  Generally, these governmental entities allege economic losses under OPA and other statutory environmental state claims and also assert various common law state claims.

By letter dated May 5, 2010, the Attorneys General of the five Gulf Coast states of Alabama, Florida, Louisiana, Mississippi and Texas informed us that they intend to seek recovery of pollution clean-up costs and related damages arising from the Macondo well incident.  In addition, by letter dated June 21, 2010, the Attorneys General of the 11 Atlantic Coast states of Connecticut, Delaware, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New York, North Carolina, Rhode Island and South Carolina informed us that their states have not sustained any damage from the Macondo well incident but they would like assurances that we will be responsible financially if damages are sustained.  We responded to each letter from the Attorneys General and indicated that we intend to fulfill our obligations as a responsible party for any discharge of oil from Deepwater Horizon on or above the surface of the water, and we assume that the operator will similarly fulfill its obligations under OPA for discharges from the undersea well.  Other than the lawsuit filed by the State of Alabama discussed above, no further requests have been made or actions taken subsequent to the initial communication.

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

Although we believe we are entitled to contractual defense and indemnity, given the potential amounts involved in connection with the Macondo well incident, the operator may seek to avoid its indemnification obligations.  In particular, the operator, in response to our request for indemnification, has generally reserved all of its rights and stated that it could not at this time conclude that it is obligated to indemnify us.  In doing so, the operator has asserted that the facts are not sufficiently developed to determine who is responsible and has cited a variety of possible legal theories based upon the contract and facts still to be developed.  We believe this reservation of rights is without justification and that the operator is required to honor its indemnification obligations contained in our contract and described above.  See Note 15—Subsequent Events.

Insurance coverage—In May 2010, we received notice from the operator under the drilling contract for Deepwater Horizon maintaining that it believes that it is entitled to additional insured status as provided for under the drilling contract.  In response, many of our insurers filed declaratory judgment actions in May 2010, seeking a judgment declaring that they have limited additional-insured obligation to the operator.  These actions have been transferred to the Multi-District Litigation Panel (“MDL”) with respect to the Macondo well incident for discovery purposes.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  A Special Master, appointed to administer these cases pre-trial, subsequently required that each individual plaintiff file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  The amended complaints resulted in one of our subsidiaries being named as a direct defendant in seven cases.  We have or may have an indirect interest in an additional 12 cases.  The complaints generally allege that the defendants used or manufactured asbestos-containing products in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  The preliminary information available on these claims is not sufficient to determine if there is an identifiable period for alleged exposure to asbestos, whether any asbestos exposure in fact occurred, the vessels potentially involved in the claims, or the basis on which the plaintiffs would support claims that their injuries were related to exposure to asbestos.  However, the initial evidence available would suggest that we would have significant defenses to liability and damages.  In 2009, two cases that were part of the original 2004 multi-plaintiff suits went to trial in Mississippi against unaffiliated defendant companies which allegedly manufactured drilling-related products containing asbestos.  We were not a defendant in either of these cases.  One of the cases resulted in a substantial jury verdict in favor of the plaintiff, but this verdict was subsequently vacated by the trial judge on the basis that the plaintiff failed to meet its burden of proof.  While the court’s decision is consistent with our general evaluation of the strength of these cases, it has not yet been reviewed on appeal.  The second case resulted in a verdict completely in favor of the defendants.  Two cases went to trial in 2010, one resulting in a substantial verdict for the plaintiff and one resulting in a complete verdict for the defendants.  We were not a defendant in either case and both of the matters are currently on appeal.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation and, either directly or indirectly as the beneficiary of a qualified settlement fund, funding from settlements with insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers, and funds received from the commutation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2011, the subsidiary was a defendant in approximately 1,028 lawsuits.  Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,438 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through March 31, 2011, the amounts expended to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and costs of settlement have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of approximately $197 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that these assessments are without merit.  We have challenged the assessments and the cases are still pending a final decision at the administrative level.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, one of our Brazilian subsidiaries received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of approximately $235 million based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We responded to the assessment on December 22, 2010, and we currently believe that the assessment is without merit.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  As of March 31, 2011, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  These investigations involve determinations of:

▪	the actual responsibility attributed to us and the other PRPs at the site;
▪	appropriate investigatory or remedial actions; and
▪	allocation of the costs of such activities among the PRPs and other site users.

Our ultimate financial responsibility in connection with those sites may depend on many factors, including:

▪	the volume and nature of material, if any, contributed to the site for which we are responsible;
▪	the number of other PRPs and their financial viability; and
▪	the remediation methods and technology to be used.

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

On March 11, 2010, the codefendant filed a motion for leave to amend the pending litigation in Avoyelles Parish to add GlobalSantaFe, Transocean Worldwide Inc., its successor and our wholly owned subsidiary, and one of the subsidiaries as well as various additional insurers.  Leave to amend was granted and the amended petition was filed.  An extension to respond for all purposes was agreed until April 28, 2010 for the debtors, GlobalSantaFe, Transocean Worldwide Inc. and the subsidiary.  On April 28, 2010, GlobalSantaFe and its two subsidiaries filed various exceptions seeking dismissal of the Avoyelles Parish lawsuit, which have been denied.  Subsequent to denial GlobalSantaFe and its two subsidiaries filed supervisory writs with the Third Circuit Court of Appeals for the State of Louisiana.

On December 15, 2010, as permitted under the existing case management order, GlobalSantaFe and various of its subsidiaries served third-party demands joining various insurers in the Avoyelles Parish lawsuit seeking insurance coverage for the claims brought against GlobalSantaFe and such subsidiaries.  On January 27, 2011, one of the recently joined insurers filed pleadings removing the Avoyelles Parish lawsuit to the United States District Court for the Western District of Louisiana, Alexandria Division (the “Western District Action”).  On February 3, 2011, GlobalSantaFe and the two subsidiaries filed motions to dismiss the Western District Action which are now pending.

We believe that the legal theories advanced by the codefendant should not be applied against GlobalSantaFe or Transocean Worldwide Inc.  Our subsidiary, its parent and GlobalSantaFe intend to continue to vigorously defend against any action taken in an attempt to impose liability against them under these theories or otherwise and believe they have good and valid defenses thereto.  We do not believe that these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Retained risk

Our hull and machinery and excess liability insurance program consists of commercial market and captive insurance policies primarily with 12-month and 11-month policy periods beginning on May 1, 2010 and June 1, 2010, respectively.  As of March 31, 2011, the insured value of our drilling rig fleet was approximately $38.5 billion in the aggregate, excluding rigs under construction.

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

Letters of credit and surety bonds

We had letters of credit outstanding totaling $641 million and $595 million at March 31, 2011 and December 31, 2010, respectively.  These letters of credit guarantee various contract bidding and performance activities under various committed and uncommitted credit lines provided by several banks.

In April 2010, TPDI obtained a letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities, which is included in the total as of March 31, 2011.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.  See Note 8—Debt.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  Surety bonds outstanding totaled $24 million and $27 million at March 31, 2011 and December 31, 2010, respectively.

Note 12—Redeemable Noncontrolling Interest

Quantum owns the 50 percent interest in TPDI that is not owned by us and has the unilateral right to exchange its interest in TPDI for our shares or cash, at its election, at an amount based on an appraisal of the fair value of the drillships that are owned by TPDI, subject to certain adjustments.  Accordingly, the carrying amount of Quantum’s interest is presented as redeemable noncontrolling interest on our condensed consolidated balance sheets.  Changes in redeemable noncontrolling interest were as follows (in millions):

	Three months ended March 31,
	2011	2010 (a)
Redeemable noncontrolling interest
Balance, beginning of period	$25	$—
Net income attributable to noncontrolling interest	28	—
Other comprehensive income attributable to noncontrolling interest	4	—
Balance, end of period	$57	$—
_________________________
(a)	The noncontrolling interest associated with TPDI was not redeemable during the three months ended March 31, 2010.

Note 13—Shareholders’ Equity

Distribution—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.74, using an exchange rate of USD 1.00 to CHF 0.92 as of the close of trading on March 31, 2011.  According to the May 2010 shareholder resolution and pursuant to applicable Swiss law, we were required to submit an application to the Commercial Register of the Canton of Zug in relation to each quarterly installment to register the relevant partial par value reduction, together with, among other things, a compliance deed issued by an independent notary public.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of the four partial par value reductions.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  The Administrative Court held that the statutory requirements for the registration of the par value reduction in the commercial register could not be met given the existence of lawsuits filed in the United States related to the Macondo well incident that were served in Switzerland and the reference to such lawsuits in the compliance deed.  The Administrative Court's opinion also held that under these circumstances it was not possible to submit an amended compliance deed.  Based on these considerations, we do not believe that a financial obligation existed for the distribution.

On January 24, 2011, we filed an appeal on the decision of the Administrative Court of the Canton of Zug to the Swiss Federal Supreme Court.  On February 11, 2011, our board of directors recommended that shareholders at the May 2011 annual general meeting approve a U.S. dollar-denominated dividend of approximately U.S. $1 billion out of additional paid-in capital and payable in four installments.  The board’s determination of the timing of these installments is expected to depend on, among other things, developments in the Swiss political and legal arenas.  The proposed dividend will, among other things, be contingent on shareholders approving at the same meeting a rescission of the 2010 distribution.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believes it is in our best interest to discontinue with the disputed 2010 distribution.  We filed a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders have voted on the proposed rescission, and such stay was granted on March 7, 2011.

Shares held by subsidiary—In December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At both March 31, 2011 and December 31, 2010, our subsidiary held approximately 13 million shares.

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

Notes receivable and working capital loan receivable—The carrying amount represents the estimated fair value, measured using unobservable inputs that require significant judgment, for which there is little or no market data, including the credit rating of the borrower.  At March 31, 2011, the aggregate carrying amount of our notes receivable and working capital loan receivable was $116 million, including $6 million and $110 million recorded in other current assets and other assets, respectively.  At December 31, 2010, the aggregate carrying amount of our notes receivable and working capital loan receivable was $115 million, including $4 million and $111 million recorded in other current assets and other assets, respectively.

Debt—The fair value of our fixed-rate debt is measured using direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  Our variable-rate debt is included in the fair values stated below at its carrying amount since the short-term interest rates cause the face value to approximate its fair value.  The TPDI Notes and Overseas Drilling Limited (“ODL”) Loan Facility are included in the fair values stated below at their aggregate carrying amount of $153 million and $158 million at March 31, 2011 and December 31, 2010, respectively, since there is no available market price for such related-party debt.  The carrying amounts and estimated fair values of our long-term debt, including debt due within one year, were as follows (in millions):

	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value

Long-term debt, including current maturities	$10,326	$10,771	$10,271	$10,562
Long-term debt of consolidated variable interest entities, including current maturities	915	925	950	964

Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value, measured using direct or indirect observable inputs, including quoted prices or other market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  At March 31, 2011, the carrying amounts of our derivative instruments were $15 million and $10 million, recorded in other assets and other long-term liabilities, respectively, on our condensed consolidated balance sheets.  At December 31, 2010, the carrying amounts of our derivative instruments were $17 million and $13 million, recorded in other assets and other long-term liabilities, respectively, on our consolidated balance sheets.

Note 15—Subsequent Events

Debt repayments—Subsequent to March 31, 2011, we repaid the remaining aggregate principal amount of $166 million of the 6.625% Notes due April 2011 on the stated maturity date of April 15, 2011.

Macondo well incident—In April 2011, several defendants in the Macondo litigation before the MDL filed cross-claims or third-party claims against Transocean entities and other defendants.  BP Exploration and Production or its affiliates (“BP”) filed a claim seeking contribution under OPA and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  Anadarko Petroleum Corporation (“Anadarko”), which owns a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims for indemnity and contribution.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

On April 20, 2011, we filed cross-claims and counter-claims against BP, Halliburton, Cameron, Anadarko, MOEX, certain of these parties’ affiliates, the U.S. and certain other third parties.  We seek indemnity, contribution (including contribution under OPA), and subrogation under OPA, and we have asserted claims for breach of warranty of workmanlike performance, strict liability for manufacturing and design defect, breach of express contract, and damages for the difference between the fair market value of Deepwater Horizon and the amount received from insurance proceeds.  Additionally, we have preserved our right to arbitration under our contract with BP in each of the relevant filings.  With regard to the U.S., we are not seeking recovery of monetary damages, but rather a declaration regarding relative fault and contribution via credit, setoff, or recoupment.

In addition, the DOJ convened a grand jury in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident, and on April 13, 2011, the grand jury issued us a subpoena requesting documents from us.

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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	debt levels, including impacts of the financial and economic downturn,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included herein and in our annual report on Form 10-K for the year ended December 31, 2010,
▪	the adequacy of and access to sources of liquidity,
▪	our inability to obtain contracts for our rigs that do not have contracts,
▪	our inability to renew contracts at comparable dayrates,
▪	the cancellation of contracts currently included in our reported contract backlog,
▪	increased political and civil unrest,
▪	the effect and results of litigation, tax audits and contingencies, and
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

Index

Business

Transocean Ltd. (together with its subsidiaries and predecessors unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 14, 2011, we owned or had partial ownership interests in and operated 137 mobile offshore drilling units.  As of this date, our fleet consisted of 47 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 53 Standard Jackups and three Other Rigs.  In addition, we had one Ultra-Deepwater Floater and three High-Specification Jackups under construction.

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

Our other operations segment includes drilling management services and previously included oil and gas properties.  We provide drilling management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  ADTI provides oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services.  In March 2011, in connection with our efforts to dispose of non-strategic assets, we committed to a plan to sell the assets and discontinue operations of our oil and gas properties reporting unit, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.

Significant Events

Fleet expansion—During the three months ended March 31, 2011, we completed construction of one Ultra-Deepwater newbuild, which was awaiting customer acceptance at March 31, 2011.

Discontinued operations—In March 2011, in connection with our efforts to dispose of non-strategic assets, we committed to a plan to sell the assets of our oil and gas properties reporting unit, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  See “—Operating Results—Discontinued Operations.”

Additionally, in February 2011, we sold our subsidary that owns the High-Specification Jackup Trident 20 and began reporting our operations in the Caspian Sea as discontinued operations.  We received net cash proceeds of $259 million and recognized a gain on the disposal of discontinued operations of $173 million.  See “—Operating Results—Discontinued Operations.”

Debt repayments—Subsequent to March 31, 2011, we repaid the remaining aggregate principal amount of $166 million of the 6.625% Notes due April 2011 on the stated maturity date of April 15, 2011.

Renewed insurance coverage—Subsequent to March 31, 2011, we completed the renewal of our hull and machinery and excess liability insurance coverage, effective May 1, 2011, with updated insured rig values, primarily based on fair market value appraisals, and with similar terms as previous policies.  With respect to our hull and machinery coverage, we have retained the risk of our Standard Jackup and barge fleets, which represent an aggregate net carrying amount of $2.0 billion.  Additionally, through our wholly-owned captive insurance company, we have retained the risk of $182 million of our $950 million excess liability coverage.  See “—Contingencies—Insurance matters.”

Outlook

Drilling market—We expect continuing favorable commodity pricing to result in contracting opportunities for all classes within our drilling fleet for 2011 and 2012.  We expect utilization and dayrates for all classes within our drilling fleet to remain steady or improve over the next few quarters as a result of rising oil and gas prices, the improved global economic outlook and political instability in certain oil-producing countries.

Index

As of April 14, 2011, our contract backlog had increased to $24.6 billion, up from $24.0 billion as of February 10, 2011.

On May 30, 2010, the U.S. government implemented a moratorium on certain drilling activities in the U.S. Gulf of Mexico.  On October 12, 2010, the U.S. government lifted the moratorium.  However, in order to obtain new drilling permits and resume drilling activities, operators must submit applications that demonstrate compliance with enhanced regulations that require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  On January 3, 2011, the U.S. government allowed the resumption of drilling under permits issued prior to the moratorium with the stipulation that operators must first comply with the recommendations of independent third-party inspections of well control equipment.  We are working in close consultation with our customers to review and implement the new rules and requirements.  In the first quarter of 2011, the U.S. government began issuing new drilling permits.  As of April 14, 2011, 10 new permits have been issued, four of which were issued to customers utilizing our rigs.  Some customers have also elected to voluntarily implement the requirement for third-party inspections and certification on equipment operating outside the U.S. Gulf of Mexico, and the application of and compliance with these enhanced requirements has caused and may continue to cause additional out of service time.  At the time the moratorium was implemented, we had 14 rigs under contract in the U.S. Gulf of Mexico.  As of April 14, 2011, we had 12 rigs under contract in the U.S. Gulf of Mexico.  While the moratorium was in effect, two rigs were moved, at the customers’ election, to locations outside the U.S. Gulf of Mexico, and additional rigs may be relocated by our customers.  Although the enhanced regulations have affected our revenues and out of service time, we are unable to predict, with certainty, the ongoing effect that the enhanced regulations will have on our operations.  The backlog associated with the contracts for our remaining rigs in the U.S. Gulf of Mexico was $6.3 billion as of April 14, 2011, of which $1.5 billion could be lost if our customers are legally permitted to and choose to exercise their termination rights under certain contracts.

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

Fleet status—As of April 14, 2011, uncommitted fleet rates for the remainder of 2011, 2012, 2013 and 2014 were as follows:

	2011	2012	2013	2014
Uncommitted fleet rate (a)
High-Specification Floaters	16%	23%	40%	67%
Midwater Floaters	56%	79%	91%	92%
High-Specification Jackups	37%	65%	81%	83%
Standard Jackups	65%	80%	92%	97%
_________________________
(a)	The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.

As of April 14, 2011, we had 13 existing contracts with fixed-price or capped options that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we expect that a number of these options will not be exercised by our customers in 2011.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet has one remaining Ultra-Deepwater Floater with availability in 2011.  Subletting of certain units in our High-Specification Floater fleet has had minimal impact on our operations in 2011 to date, but we cannot be certain of the impact on our operations in the remainder of 2011 or for 2012 and beyond.  As of April 14, 2011, we had 40 of our 48 current and future High-Specification Floaters, including all of our newbuilds, contracted beyond 2011.  We believe continued exploration successes in the major deepwater offshore provinces will generate additional demand and should support our long-term positive outlook for our High-Specification Floater fleet.

Index

Midwater Floaters—For our Midwater Floater fleet, which includes 25 semisubmersible rigs, customer interest has remained steady, and we expect to see a near-term increase in activity in the U.K. and India.  We have entered into several contracts for our Midwater Floater fleet for short-term work in the first quarter of 2011.  We believe the recent tendering activity, although generally for short-term work, may result in our active rigs working beyond their current contracts on a well-to-well basis.  Although we have decided to stack a few of our Midwater Floaters, several of our idle units have returned to work on short-term projects, and we believe that the future demand will offer new opportunities to keep these units active.  Market utilization for this fleet, however, may face challenges due to potential competition from available moored Deepwater Floaters operating in the midwater market sector and the enhanced regulations in the U.S. Gulf of Mexico increasing supply in other regions.

High-Specification Jackups—The High-Specification Jackup fleet is experiencing increased interest from customers, and we expect utilization to improve during 2011.  Tendering activity strengthened during the fourth quarter of 2010 and early 2011, and should result in new contracting opportunities for this fleet.  In the fourth quarter of 2010, we purchased a PPL Pacific Class 400 design High-Specification Jackup under construction, to be named Transocean Honor, with an expected delivery in the fourth quarter of 2011.  We are actively marketing the rig, and based on customer interest, we expect to sign a contract prior to delivery.  Additionally, we entered into construction agreements for two Keppel FELS Super B class design High-Specification Jackups with expected deliveries in the first quarter of 2013, at which time the rigs are expected to commence operations under existing five-year contracts.  We have recently reactivated one of our stacked High-Specification Jackups, and we have two units available as of April 14, 2011.

Standard Jackups—Considering the number of units currently stacked, the increasing customer preference for high-specification capable units and the lack of customer demand for standard jackups, we expect utilization to remain stable in the near term.  However, the increasing demand for high-specification capable units is expected to exceed the number of available units in that fleet in the second half of 2011, which we expect to result in new opportunities for our Standard Jackups.  As of April 14, 2011, we had 24 of our 53 Standard Jackups stacked.  In the second quarter of 2011, we expect a few more of our Standard Jackups to be stacked, but we also expect to reactivate a few of our Standard Jackups that require minimal reactivation costs during 2011.

Operating results—For the year ending December 31, 2011 compared to the year ended December 31, 2010, we expect our total revenues to be slightly higher primarily due to the increased drilling activity associated with our newbuilds delivered in 2010 and 2011 and lower planned out-of-service time for shipyard, maintenance and repair projects and increased activity in drilling management services,  partially offset by reduced revenues resulting from lower dayrates and the reduced drilling activity resulting from our stacked and idle rigs.  We are unable to predict, with certainty, the full impact that the enhanced regulations, described under “—Drilling market”, will have on our operations in 2011 and beyond.

For the year ending December 31, 2011 compared to the year ended December 31, 2010, we expect our total operating and maintenance expenses to be higher primarily due to the increased drilling activity of our newbuilds delivered in 2010 and 2011, higher shipyard and maintenance expense and increased activity in drilling management services in 2011.  These increases are expected to be partially offset by the reduced operating costs associated with our stacked rigs.  Our projected operating and maintenance expenses for the year ending December 31, 2011 remain uncertain and could be affected by actual activity levels, rig reactivations, the enhanced regulations described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation as well as other factors.

Although we are unable to estimate the full impact that the Macondo well incident will have on our business, the incident could ultimately have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  For the year ended December 31, 2010, incremental costs associated with the Macondo well incident, recorded in operating and maintenance expense, were $137 million, including $65 million associated with our insurance deductibles, $26 million resulting from higher insurance premiums, $22 million of additional legal expenses related to lawsuits and investigations, net of insurance recoveries, and $24 million of additional costs primarily related to our internal investigation of the Macondo well incident, including consultant costs, travel costs and other miscellaneous costs.  For the year ending December 31, 2011, we expect incremental operating costs and expenses related to the Macondo well incident to be approximately $100 million, primarily due to legal expenses for lawsuits and investigations, net of insurance recoveries.  See “—Contingencies—Insurance matters.”

At March 31, 2011, the carrying amount of our property and equipment was $21.2 billion, representing 57 percent of our total assets, and the carrying amount of our goodwill was $8.1 billion, representing 22 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill when events and circumstances indicate that the fair value of a reporting unit falls below its carrying amount.  We did not identify impairment indicators for our long-lived assets or intangible assets in the three months ended March 31, 2011.  We identified impairment indicators in the three months ended December 31, 2010 and, as a result of our impairment testing, we recognized a loss on impairment of our Standard Jackups asset group in the amount of $1.0 billion.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience further declines in actual or anticipated dayrates, we may be required to recognize additional losses in future periods as a result of an impairment of the carrying amount of one or more of our asset groups.  Additionally, we may be required to recognize losses on impairment of goodwill if we determine that the fair value of our contract drilling services reporting unit has declined below its carrying amount.  See “—Critical Accounting Policies and Estimates.”

Index

Performance and Other Key Indicators

Contract backlog—Our contract backlog for our contract drilling services segment was as follows:

	April 14, 2011	February 10, 2011	October 14, 2010
Contract backlog (a)	(in millions)
High-Specification Floaters	$21,113	$20,956	$22,107
Midwater Floaters	1,735	1,912	2,320
High-Specification Jackups	708	129	188
Standard Jackups	955	936	1,251
Other Rigs	43	47	55
Total	$24,554	$23,980	$25,921
_________________________
(a)
Contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.

We have 12 rigs under contract and operating in the U.S. Gulf of Mexico.  The backlog associated with the contracts relating to these rigs was approximately $6.3 billion as of April 14, 2011, of which $1.5 billion could be lost if our customers are legally permitted to and choose to exercise their termination rights under certain contracts.

In February 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20 and discontinued operations in the Caspian Sea.  The backlog associated with Trident 20 represented $147 million of the High-Specification Jackup backlog as of October 14, 2010.

Our contract backlog includes only firm commitments for our contract drilling services segment, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  The contractual operating dayrate may be higher than the actual dayrate we receive or we may receive other dayrates included in the contract, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate.  The contractual operating dayrate may also be higher than the actual dayrate we receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

Index

Fleet average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	March 31, 2011	December 31, 2010	March 31, 2010
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$467,700	$435,900	$486,000
Deepwater Floaters	395,900	395,600	383,800
Harsh Environment Floaters	402,400	366,800	400,100
Total High-Specification Floaters	441,300	414,500	443,200
Midwater Floaters	313,000	298,500	331,600
High-Specification Jackups	106,200	129,400	162,600
Standard Jackups	109,200	110,600	133,100
Other Rigs	73,400	73,000	72,700
Total fleet average daily revenue	$292,600	$276,900	$299,600
_________________________
(a)
Average daily revenue is defined as contract drilling revenue earned per revenue earning day.  A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.  The calculation includes the revenues of our rigs that are operating on standby rates in the U.S. Gulf of Mexico and excludes revenues of Joides Resolution, a drillship engaged in scientific geological coring activities that is owned by an unconsolidated joint venture in which we have a 50 percent interest and for which we apply the equity method of accounting.

Our average daily revenue rises as we stack Midwater Floaters, High-Specification Jackups and Standard Jackups, since these rig types are typically contracted at lower dayrates compared to the High-Specification Floaters.

Utilization—The utilization rates for our contract drilling services segment were as follows:

	Three months ended
	March 31, 2011	December 31, 2010	March 31, 2010
Utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	77%	76%	88%
Deepwater Floaters	51%	58%	71%
Harsh Environment Floaters	83%	92%	98%
Total High-Specification Floaters	69%	71%	83%
Midwater Floaters	60%	68%	67%
High-Specification Jackups	40%	31%	59%
Standard Jackups	43%	46%	53%
Other Rigs	49%	48%	50%
Total fleet average utilization	55%	58%	66%
_________________________
(a)
Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.  The calculation includes the results of newbuilds upon acceptance by the customer and excludes the results of Joides Resolution, a drillship engaged in scientific geological coring activities that is owned by an unconsolidated joint venture in which we have a 50 percent interest and for which we apply the equity method of accounting.

Our utilization declines as a result of idle and stacked rigs to the extent these rigs are not earning revenues.

Index

Operating Results

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Three months ended March 31,
	2011	2010	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days	6,664	8,094	(1,430)	(18)%
Utilization	55%	66%	n/a	n/m
Average daily revenue	$292,600	$299,600	$(7,000)	(2)%

Contract drilling revenues	$1,950	$2,425	$(475)	(20)%
Contract drilling intangible revenues	10	33	(23)	(70)%
Other revenues	184	121	63	52%
	2,144	2,579	(435)	(17)%
Operating and maintenance expense	(1,359)	(1,186)	(173)	15%
Depreciation and amortization	(354)	(374)	20	(5)%
General and administrative expense	(67)	(63)	(4)	6%
	(1,780)	(1,623)	(157)	10%
Gain (loss) on disposal of assets, net	8	(14)	22	n/m
Operating income	372	942	(570)	(61)%
Other income (expense), net
Interest income	15	5	10	n/m
Interest expense, net of amounts capitalized	(145)	(132)	(13)	10%
Other, net	3	15	(12)	(80)%
Income from continuing operations before income tax expense	245	830	(585)	(70)%
Income tax expense	(81)	(147)	66	(45)%
Income from continuing operations	164	683	(519)	(76)%
Income from discontinued operations, net of tax	176	2	174	n/m
Net income	340	685	(345)	(50)%
Net income attributable to noncontrolling interest	30	8	22	n/m
Net income attributable to controlling interest	$310	$677	$(367)	(54)%
_________________________
“n/a” means not applicable
“n/m” means not meaningful

Operating revenues—Contract drilling revenues decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily resulting from, as follows: (a) approximately $255 million in higher out-of-service time for shipyard, mobilization, maintenance and repair projects, partly due to additional shipyard time required to comply with enhanced regulations, (b) approximately $255 million due to reduced drilling activity as a greater number of rigs were stacked or idle and (c) approximately $45 million from the lost revenues associated with the Deepwater Horizon contract.  Partially offsetting these decreases in revenues were approximately $70 million of increased revenues associated with our newbuilds that commenced operations during 2010.

Contract drilling intangible revenues declined for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due to completion of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”).  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to $79 million of increased revenues resulting from greater activity associated with our drilling management services, partially offset by $13 million of decreased revenues resulting from reduced activity associated with our integrated services.

Index

Costs and expenses—Operating and maintenance expenses increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily resulting from, as follows:  (a) approximately $140 million due to increased shipyard and maintenance expense, (b) approximately $65 million of expense due to increased activity in our drilling management services and (c) approximately $40 million of expense resulting from our newbuilds that commenced operations during 2010.  These increases were partially offset by decreased expenses of approximately $50 million resulting from lower utilization, primarily due to additional stacked and idle rigs.

During the three months ended March 31, 2011, we recognized a net gain on disposal of assets of $8 million primarily related to the sale of Transocean Mercury.  During the three months ended March 31, 2010, we recognized a net loss on disposal of assets of $14 million, including a loss of $15 million related to the sale of GSF Arctic II and GSF Arctic IV.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The estimated annual effective tax rates at March 31, 2011 and 2010 were 19.3 percent and 15.2 percent, respectively, based on projected 2011 and 2010 annual income before income tax expense after adjusting for certain items such as losses on impairment, losses on litigation matters, losses on debt retirements and certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended March 31, 2011 and March 31, 2010, the impact of the various discrete period tax items, including certain immaterial adjustments related to prior period tax expense, was a net tax expense of $33 million and a net tax expense of $18 million, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 33.1 percent and 17.7 percent on income before income tax expense for the three months ended March 31, 2011 and March 31, 2010, respectively.

There is little to no expected relationship between our provision for income taxes and income before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  With respect to the estimated annual effective tax rate calculation for the three months ended March 31, 2011, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India and Nigeria.  The most significant countries in which we operated during this period that impose income taxes based on income before income tax include the U.K., Switzerland, Brazil and the U.S.

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

Discontinued Operations

Oil and gas properties—In March 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  We expect the disposal of the assets in this reporting unit to be completed within 12 months and, accordingly, have classified the oil and gas properties and related assets as assets held for sale as of March 31, 2011.

Caspian Sea operations—In February 2011, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and recognized a gain on the disposal of the discontinued operations of $173 million.  We have agreed to continue operating Trident 20 under a bareboat charter to perform services for an approximate break-even amount under a contract with the customer, which we expect to continue for a period less than 12 months.

Index

Summarized results of discontinued operations—The summarized results of operations for our discontinued operations included in income from discontinued operations were as follows (in millions):

	Three months ended March 31,
	2011	2010

Operating revenues	$26	$23
Costs and expenses	23	39
Income (loss) from discontinued operations before income tax expense	3	(16)
Income tax benefit	—	18
Gain on disposal of discontinued operations, net of tax	173	—

Income from discontinued operations, net of tax	$176	$2

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2011, we had $3.8 billion in cash and cash equivalents.  During the three months ended March 31, 2011, our primary sources of cash were our cash flows from operating activities and asset sales, and our primary use of cash was our capital expenditures, primarily associated with our newbuild construction projects.

	Three months ended March 31,
	2011	2010	Change
	(In millions)
Cash flows from operating activities
Net income	$340	$685	$(345)
Amortization of drilling contract intangibles	(10)	(33)	23
Depreciation and amortization	354	374	(20)
Gain on disposal of discontinued operations	(173)	—	(173)
(Gain) loss on disposal of assets, net	(8)	14	(22)
Other non-cash items	71	230	(159)
Changes in operating assets and liabilities, net	(184)	(98)	(86)
	$390	$1,172	$(782)

Net cash provided by operating activities decreased primarily due to less cash generated from net income and an increase in working capital.

	Three months ended March 31,
	2011	2010	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(240)	$(369)	$129
Proceeds from disposal of assets, net	13	41	(28)
Proceeds from disposal of discontinued operations	259	—	259
Other, net	(6)	5	(11)
	$26	$(323)	$349

Net cash provided by (used in) investing activities increased primarily due to proceeds received from the disposal of discontinued operations and reduced capital expenditures for the construction of four of our newbuilds during the three months ended March 31, 2011 compared to capital expenditures for the construction of five of our newbuilds during the three months ended March 31, 2010.

Index

	Three months ended March 31,
	2011	2010	Change
	(In millions)
Cash flows from financing activities
Change in short-term borrowings, net	$51	$(131)	$182
Proceeds from debt	5	54	(49)
Repayments of debt	(47)	(253)	206
Purchases of shares held in treasury	—	(60)	60
Other, net	(7)	(3)	(4)
	$2	$(393)	$395

Net cash provided by (used in) financing activities increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to (a) reduced cash used to repay or repurchase debt, (b) changes in our short-term borrowings and (c) purchases of shares held in treasury during the three months ended March 31, 2010 with no comparable activity in the three months ended March 31, 2011.

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

Capital expenditures, including capitalized interest of $15 million, totaled $240 million during the three months ended March 31, 2011, substantially all of which related to our contract drilling services segment.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our remaining major construction projects and projects completed during 2010 (in millions):

	Total costs through March 31, 2011	Expected costs for the remainder of 2011	Estimated costs thereafter	Total estimated costs at completion
Deepwater Champion (a)	$756	$7	$—	$763
Discoverer India (b)	744	—	—	744
Discoverer Luanda (b)(c)	717	—	—	717
Discoverer Inspiration (b)	679	—	—	679
Dhirubhai Deepwater KG2 (b)(d)	677	—	—	677
Transocean Honor (e)	144	49	2	195
High-Specification Jackup TBN1 (f)	19	93	74	186
High-Specification Jackup TBN2 (f)	19	93	74	186
Capitalized interest	288	20	30	338
Mobilization costs	113	7	19	139
Total	$4,156	$269	$199	$4,624
_________________________
(a)	These costs include our initial investment in Deepwater Champion of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe in November 2007.
(b)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of March 31, 2010.
(c)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  Angola Deepwater Drilling Company (“ADDCL”), a consolidated Cayman Islands joint venture company, is responsible for all of these costs.  We hold a 65 percent interest in ADDCL, and Angco Cayman Limited holds the remaining 35 percent interest.

(d)
The costs for Dhirubhai Deepwater KG2 represent 100 percent of Transocean Pacific Drilling Inc.’s (“TPDI”), a consolidated British Virgin Islands joint venture company, expenditures, including those incurred prior to our investment in the joint venture.  TPDI is responsible for all of these costs.  We hold a 50 percent interest in TPDI, and Quantum Pacific Management Limited, a Cypriot company and successor in interest to Pacific Drilling Limited (“Quantum”), holds the remaining 50 percent interest.

(e)
In November 2010, we made an initial installment payment of $97 million to purchase a PPL Pacific Class 400 design jackup, to be named Transocean Honor, for $195 million.  The High-Specification Jackup is under construction at PPL Shipyard Pte Ltd. in Singapore and is expected for delivery in the fourth quarter of 2011.

(f)
In December 2010, we made initial installment payments of $9 million each to purchase two Keppel FELS Super B class design jackups for $186 million each.  The two High-Specification Jackups are under construction at Keppel FELS’s yard in Singapore and are expected for delivery in the first quarter of 2013.

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

Index

Dispositions—During the three months ended March 31, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20 and the Standard Jackup Transocean Mercury.  The sale of Trident 20 reflected our decision to discontinue operations in the Caspian Sea (see “—Operating Results—Discontinued Operations”).  In connection with the sale of Transocean Mercury, we received net cash proceeds of $10 million and recognized a gain on disposal of the drilling unit of $9 million.

Assets held for sale

In March 2011, in addition to our plan to sell the assets associated with our oil and gas properties reporting unit (see “—Operating Results—Discontinued Operations”), we also committed to a plan to sell our Standard Jackup GSF Britannia and related equipment.  At March 31, 2011, our assets held for sale included our oil and gas properties and GSF Britannia with net carrying amounts of $69 million and $8 million, respectively.

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

Our access to debt and equity markets may be limited due to a variety of events, including among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The uncertainty related to our potential liabilities from the Macondo well incident, have had, and could continue to have, an impact on our business and our financial condition.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Uncertainty related to our potential liabilities from the Macondo well incident has impacted our share price and could impact our ability to access capital markets in the future.

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

In May 2009, our shareholders approved, and our board of directors subsequently authorized management to implement, a program to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $4.0 billion at an exchange rate as of the close of business on April 25, 2011 of USD 1.00 to CHF 0.88.  See “—Share repurchase program.”

On June 28, 2010, we received a letter from the U.S. Department of Justice (“DOJ”) asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  We have engaged in discussions with the DOJ and have responded to their document requests, and we expect these discussions and requests for documents to continue.  We can give no assurance that the DOJ investigation and other matters arising out of the Macondo well incident will not adversely affect our liquidity in the future.

Notes receivable—In connection with our disposal of GSF Arctic II and GSF Arctic IV in January 2010, we received two notes in the aggregate amount of $165 million.  The notes bear a fixed interest rate of nine percent and require scheduled quarterly installments of principal and interest with a final payment in 2015.  The vessels are pledged as security for the payment and performance of obligations under the notes.  We have also committed to provide the purchaser of the drilling units with a working capital loan, which is also secured by the drilling units, with a maximum borrowing amount of $35 million.  At April 25, 2011, the notes receivable and working capital loan receivable had aggregate carrying amounts of $108 million and $6 million, respectively.

Index

Bank credit agreements—We have a $2.0 billion five-year revolving credit facility, which is scheduled to expire on November 27, 2012, under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007 (the “Five-Year Revolving Credit Facility”).  The Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of March 31, 2011, our debt to tangible capitalization ratio was 0.45 to 1.0.  In order to borrow under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  We are not required to make any representation to the lenders as to the absence of a material adverse effect.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  Although credit rating downgrades below investment grade do not constitute an event of default under the Five-Year Revolving Credit Facility, our commitment fee and lending margin are subject to change based on our credit rating.  A default under our public debt indentures could trigger a default under the Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility and the commercial paper program for which it provides liquidity.  As of April 25, 2011, we had $71 million in letters of credit issued, we had $1.9 billion available borrowing capacity and outstanding and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

Commercial paper program—We maintain a commercial paper program, which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes up to a maximum aggregate outstanding amount of $1.5 billion.  At April 25, 2011, $123 million in commercial paper was outstanding at a weighted-average interest rate of 0.9 percent, including commissions.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  At April 25, 2011, $1.1 billion was outstanding under the TPDI Credit Facilities, of which $525 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on April 25, 2011 was 1.9 percent.

In April 2010, TPDI obtained a letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.

TPDI Notes—TPDI has issued promissory notes payable to Quantum and one of our subsidiaries (the “TPDI Notes”).  The TPDI Notes bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of two percent and have maturities through October 2019.  As of April 25, 2011, $296 million in promissory notes remained outstanding, $148 million of which was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on April 25, 2011 was 2.5 percent.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A.  Tranche A bears interest at LIBOR plus the applicable margin of 0.725 percent.  Tranche A requires semi-annual payments beginning in June 2011 and matures in December 2017.  One of our subsidiaries provides the commitment for Tranche C.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At April 25, 2011, $215 million was outstanding under Tranche A at a weighted-average interest rate of 1.2 percent.  At April 25, 2011, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility is payable in full in December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  At April 25, 2011, $78 million was outstanding under the ADDCL Secondary Loan Facility, of which $50 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on April 25, 2011 was 3.4 percent.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6.0 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  As of April 25, 2011, $689 million was outstanding under the capital lease contract.

The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which could, if determined adversely, have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, our subsidiary Transocean Worldwide Inc. has guaranteed the obligations under the capital lease contract, and Transocean Worldwide Inc. is required to maintain a minimum net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Worldwide Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the net worth for such quarter, into an escrow account for the benefit of the lessor.

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

Holders of the Series B Convertible Senior Notes have the right to require us to repurchase their notes on December 15, 2011.  In addition, holders of each remaining series of the Convertible Senior Notes will have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  The aggregate principal amount of Convertible Senior Notes outstanding as of April 25, 2011 was $3.4 billion.

Distribution—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.74, using an exchange rate of USD 1.00 to CHF 0.92 as of the close of trading on March 31, 2011.  The cash distribution would have been calculated and paid in four installments.  According to the May 2010 shareholder resolution and pursuant to applicable Swiss law, we were required to submit an application to the Commercial Register of the Canton of Zug in relation to each quarterly installment to register the relevant partial par value reduction, together with, among other things, a compliance deed issued by an independent notary public.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of the four partial par value reductions.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  The Administrative Court held that the statutory requirements for the registration of the par value reduction in the commercial register could not be met given the existence of lawsuits filed in the U.S. related to the Macondo well incident that were served in Switzerland and the reference to such lawsuits in the compliance deed.  The Administrative Court's opinion also held that under these circumstances it was not possible to submit an amended compliance deed.  Based on these considerations, we do not believe that a financial obligation existed for the distribution.

To preserve our rights, on January 24, 2011, we filed an appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court of the Canton of Zug.  We subsequently filed a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders have voted on a proposed rescission of the 2010 distribution, and such stay was granted on March 7, 2011.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believes it is in the best interest of the Company to discontinue with the disputed 2010 distribution and for shareholders to vote on the rescission of the 2010 distribution.  On February 11, 2011, our board of directors recommended that shareholders at the May 2011 annual general meeting approve a U.S. dollar-denominated dividend of approximately U.S. $1 billion out of additional paid-in capital and payable in four installments.  The board’s determination of the ultimate timing of these installments is expected to depend on, among other things, developments in the Swiss political and local arenas.  The proposed dividend will, among other things, be contingent on shareholders approving at the same meeting a rescission of the 2010 distribution.  Like distributions to shareholders in the form of a par value reduction, dividend distributions out of qualifying additional paid-in capital are not currently subject to the 35 percent Swiss federal withholding tax.  Due to recent developments in the Swiss political and legal arenas, we cannot provide assurance that the current Swiss law with respect to distributions out of additional paid-in capital will not be changed or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distribution out of additional paid-in capital becoming subject to Swiss federal withholding tax.  Dividend distributions out of qualifying additional paid-in capital do not require registration with the Commercial Register of the Canton of Zug.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $4.0 billion at an exchange rate as of the close of trading on April 25, 2011 of USD 1.00 to CHF 0.88.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  As of April 25, 2011, we have repurchased 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.  See “—Overview.”

We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of April 25, 2011, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately four percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves, or free reserves as presented on our Swiss statutory balance sheet, to create the free reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, in order to comply with new requirements of the Swiss federal tax authorities, the board of directors is proposing that 3.2 billion Swiss francs, which is the remaining amount authorized under the share repurchase program, be reallocated from free reserve to legal reserve, reserve from capital contributions.  These reserves will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately six percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Redeemable noncontrolling interest—Quantum owns the 50 percent interest in TPDI that is not owned by us, and we present its interest in TPDI as noncontrolling interest on our condensed consolidated balance sheets.  Beginning on October 18, 2010, Quantum had the unilateral right to exchange its interest in TPDI for our shares or cash, at its election, measured at an amount based on an appraisal of the fair value of the drillships, subject to certain adjustments.  Accordingly, at the time this option became exercisable, we reclassified the carrying amount of Quantum’s interest from permanent equity to temporary equity, located between liabilities and equity on our condensed consolidated balance sheets, since the event that gives rise to a potential redemption of the noncontrolling interest is not within our control.

Contractual obligations—As of March 31, 2011, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010, except as noted below, presented at face value.

For the year ending December 31, 2011, the minimum funding requirement for our U.S. defined benefit pension plans is approximately $64 million.  In January 2011, we contributed $11 million, and in April 2011, we contributed an additional $53 million in satisfaction of this funding requirement.  For the year ending December 31, 2011, the minimum funding requirement for our non-U.S. defined benefit plans is approximately $32 million.

As of March 31, 2011, the total liability for unrecognized tax benefit related to uncertain tax positions was $745 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial commitments—As of March 31, 2011, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010.

Derivative instruments

We have established policies and procedures for derivative instruments approved by our board of directors that provide for the approval of our Chief Financial Officer prior to entering into any derivative instruments.  From time to time, we may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates and foreign exchange rates.  We do not enter into derivative transactions for speculative purposes; however, we may enter into certain transactions that do not meet the criteria for hedge accounting.  See Notes to Condensed Consolidated Financial Statements—Note 9—Derivatives and Hedging.

Index

Contingencies

Except with respect to the following, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements Note 14—Commitments and Contingencies and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2010.  As of March 31, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  There can be no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Macondo well incident

Litigation—In April 2011, several defendants in the Macondo litigation before the Multi-District Litigation Panel (“MDL”) filed cross-claims and/or third-party claims against Transocean entities and other defendants.  BP Exploration and Production and/or its affiliates (“BP”) filed a claim seeking contribution under OPA and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  Anadarko Petroleum Corporation (“Anadarko”), which owns a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services, filed a claim seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims for indemnity and contribution.

On April 20, 2011, we filed cross-claims and counter-claims against BP, Halliburton, Cameron, Anadarko, MOEX, certain of these parties’ affiliates, the U.S. and certain other third parties.  We seek indemnity, contribution (including contribution under OPA), and subrogation under OPA and has asserted claims for breach of warranty of workmanlike performance, strict liability for manufacturing and design defect, breach of express contract, and damages for the difference between the fair market value of Deepwater Horizon and the amount received from insurance proceeds.  Additionally, we have preserved our right to arbitration under our contract with BP in each of the relevant filings.  With regard to the U.S., we are not seeking recovery of monetary damages, but rather a declaration regarding relative fault and contribution via credit, setoff, or recoupment.

In addition, the DOJ convened a grand jury in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident and on April 13, 2011, the grand jury issued us a subpoena requesting documents from the company.

Insurance coverage—In May 2010, we received notice from the operator under the drilling contract for Deepwater Horizon maintaining that it believes that it is entitled to additional insured status as provided for under the drilling contract.  In response, many of our insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010, seeking a judgment declaring that they have limited additional insured obligation to the operator.  These actions have been transferred to the MDL for discovery purposes in the U.S. District Court, Eastern District of Louisiana.  We, Anadarko and MOEX have each entered into the declaratory judgment actions, and the operator has filed a motion to dismiss our intervention into the declaratory judgment action

See Notes to Condensed Consolidated Financial Statements Note 11—Contingencies.

Insurance matters

Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies.  We periodically evaluate our insurance limits and self-insured retentions.

Hull and machinery—We completed the renewal of our hull and machinery insurance coverage, effective May 1, 2011, with updated insured rig values, primarily based on fair market value appraisals, and with similar terms as previous policies.  Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $250 million per policy period except for our Standard Jackups and drilling barges with an aggregate net carrying amount of approximate $2.0 billion, which are generally self-insured by our wholly-owned captive insurance company.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have additional coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our remaining excess liability coverage.  The above shared deductible is $0 in the event of a total loss or a constructive total loss of one of our High-Specification Floaters, Midwater Floaters or High-Specification Jackups.

Excess liability coverage—We completed the renewal of our excess liability insurance coverage effective May 1, 2011.  Utilizing the commercial market and our wholly-owned captive insurance company, we continue to maintain $1.0 billion of excess liability coverage, exclusive of deductibles and inclusive of our self-insured retentions, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on crew personal injury liability and on collision liability claims and (2) a separate $5 million per occurrence deductible on other third-party non-crew claims.  These types of excess liability coverages are subject to an additional aggregate self-insured retention of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the $50 million is exhausted.  Additionally, our wholly-owned captive insurance company has underwritten $132 million of this policy in addition to the $50 million self-insured retention noted above, and we may re-insure all or a portion of this amount in 2011.  We generally retain the risk for any liability losses in excess of $1.0 billion.

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

See Notes to Condensed Consolidated Financial Statements Note 11—Contingencies—Retained risk.

Tax matters

We are a Swiss corporation and we operate through our various subsidiaries in a number of countries throughout the world.  Our tax provision is based upon and subject to changes in the tax laws, regulations and treaties in effect in and between the countries in which our operations are conducted and income is earned.  Our effective tax rate for financial reporting purposes fluctuates from year to year considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  A change in the tax laws, treaties or regulations in any of the countries in which we operate, or in which we are incorporated or resident, could result in a higher or lower effective tax rate on our worldwide earnings and, as a result, could have a material effect on our financial results.

With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, reducing the total proposed adjustment to approximately $79 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  If the authorities were to continue to pursue this transfer pricing position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities.  In August 2010, we filed a petition in the U.S. Tax Court in an attempt to resolve this issue.

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

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  In July 2010, we filed a protest letter with the U.S. tax authorities responding to this assessment.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, exclusive of interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2007 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

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

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain of our former external advisors on these transactions.  The authorities issued tax assessments of approximately $283 million, plus interest, related to certain restructuring transactions, approximately $124 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $75 million, plus interest, related to a 2001 dividend payment, and approximately $8 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We may be required to provide some form of financial security, in an amount up to $1.1 billion, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  We intend to vigorously contest any assertions by the Norwegian authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $119 million, plus a 75 percent penalty of $89 million and interest of $144 million through March 31, 2011.  An unfavorable outcome on these assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

Other tax matters—We conduct operations through our various subsidiaries in a number of countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these assessments to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

See Notes to Condensed Consolidated Financial Statements—Note 4—Income Taxes.

Regulatory matters

For a discussion of regulatory matters, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

Other matters

In addition, from time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  We have received and responded to an administrative subpoena from OFAC concerning our previous operations in Myanmar and a follow-up administrative subpoena from OFAC with questions relating to the previous Myanmar operations subpoena response and the self-reported shipment through Iran matter.  We are cooperating with OFAC and believe that all of our operations fully comply with applicable laws.  Although we are unable to predict the outcome of any of these matters, we do not expect the liability, if any, resulting from these inquiries to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and new accounting pronouncements.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements for the year ended December 31, 2010.

Index

To prepare financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, goodwill and other intangible assets, income taxes, defined benefit pension plans and other postretirement benefits, contingent liabilities, and share-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the three months ended March 31, 2011, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

During the three months ended March 31, 2011 there were no new accounting pronouncements that have had or are expected to have a material effect on our consolidated financial statements.  For a discussion of new accounting pronouncements, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk, primarily associated with our long-term and short-term debt.  For our debt obligations, including obligations of our consolidated variable interest entities, as of March 31, 2011, the following table presents our scheduled debt maturities in U.S. dollars and related weighted-average stated interest rates for the twelve months ending March 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	03/31/11
Debt
Fixed rate	$1,866	$2,491	$21	$22	$1,124	$4,791	$10,315	$10,647
Average interest rate	2.00%	2.65%	7.76%	7.76%	5.01%	6.85%
Variable rate	$139	$—	$—	$—	$—	$—	$139	$139
Average interest rate	0.89%	—%	—%	—%	—%	—%

Debt of consolidated variable interest entities
Variable rate	$95	$97	$98	$345	$60	$220	$915	$915
Average interest rate	1.61%	1.60%	1.59%	1.93%	2.22%	2.04%

Interest rate swaps
Fixed to variable	$—	$750	$—	$—	$—	$—	$750	$(15)
Average pay rate	—%	3.51%	—%	—%	—%	—%
Average receive rate	—%	5.17%	—%	—%	—%	—%

Interest rate swaps of consolidated variable interest entities
Variable to fixed	$70	$70	$70	$315	$—	$—	$525	$10
Average pay rate	2.34%	2.34%	2.34%	2.34%	—%	—%
Average receive rate	0.31%	0.31%	0.31%	0.31%	—%	—%
_________________________
(a)	Expected maturity amounts are based on the face value of debt.

In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2011 and 2012, respectively.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk (see Notes to Condensed Consolidated Financial Statements—Note 9—Derivatives and Hedging).

At March 31, 2011, the face value of our variable-rate debt was approximately $1.3 billion, which represented 11 percent of the face value of our total debt, including the effect of our hedging activities.  At March 31, 2011, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  At December 31, 2010, the face value of our variable-rate debt was approximately $1.2 billion, which represented 11 percent of the face value of our total debt, including the effect of our hedging activities.  Based upon variable-rate debt amounts outstanding as of March 31, 2011 and December 31, 2010, a one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $13 million and $12 million, respectively.

The fair value of our debt was $11.7 billion and $11.5 billion at March 31, 2011 and December 31, 2010, respectively.  The $200 million increase was primarily due to a $166 million increase in bond prices and $51 million of additional outstanding commercial paper, partially offset by a $38 million reduction of borrowings under the credit facilities of our consolidated variable interest entities.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon our cash investments as of March 31, 2011 and December 31, 2010, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $38 million and $33 million, respectively.

Foreign Exchange Risk

We are exposed to foreign exchange risk associated with our international operations.  For a discussion of our foreign exchange risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to these previously reported matters during the three months ended March 31, 2011.

Index

Item 4.	Controls and Procedures

Disclosure controls and procedures—In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II.         OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 11—Contingencies and Note 15—Subsequent Events and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 14—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2010.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 4—Income Taxes.  As of March 31, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

Except as disclosed below, there have been no material changes from the risk factors as previously disclosed in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

Many investigations are ongoing in connection with the Macondo well incident, the outcome of which are unknown and could have a material adverse effect on us.

The Departments of Homeland Security and Interior are conducting a joint investigation into the cause or causes of the Macondo well incident.  The U.S. Coast Guard and the Bureau of Ocean Energy Management, Regulation, and Enforcement (the “BOE”) share jurisdiction over the investigation into the incident.  In connection with the investigation, we received subpoenas from the Office of Inspector General of the Department of Interior for certain information.  In addition, an investigation is being conducted by the Chemical Safety Board, and the President of the United States established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling (the “National Commission”) to, among other things, examine the relevant facts and circumstances concerning the cause or causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  In addition, we have participated in hearings related to the incident before various committees and subcommittees of the House of Representatives and the Senate of the United States.  These hearings may result in changes in laws and regulations that may have a material adverse effect on the level of liability that we expect in connection with the Macondo well incident.  On January 11, 2011, the National Commission released its investigation report.  On April 22, 2011, the U.S. Coast Guard released an interim investigation report.  Although we strongly disagree with some of the key findings and conclusions in these reports, the reports contained some findings and conclusions that are or could be adverse to us.

On June 28, 2010, we received a letter from the U.S. Department of Justice (“DOJ”) asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  We have engaged in discussions with the DOJ and have responded to their document requests, and we expect these discussions to continue.  In addition, on December 15, 2010, the DOJ filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under the Oil Pollution Act of 1990 and the Clean Water Act, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The complaint asserts that all defendants are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In addition to the civil complaint, the DOJ served us with civil investigative demands on December 8, 2010.  These demands are part of an ongoing investigation by the DOJ to determine if we made false claims in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.

We cannot predict the ultimate outcome of any of the investigations, including any impact on the litigation related to the Macondo well incident, the extent to which we could be subject to fines, sanctions or other penalties, the potential impact of implementing measures that may result from the investigations or the costs to be incurred in completing the investigations.

We are subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

 We are subject to a variety of litigation and may be sued in additional cases.  Numerous lawsuits have been filed against us and unaffiliated defendants related to the Macondo well incident, and additional lawsuits may be filed in the future.  In addition, BP Exploration & Production Inc. has filed a claim against us seeking contribution with respect to liabilities under the Oil Pollution Act of 1990 (“OPA”) and alleging negligence and gross negligence.  Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident.”

Index

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

On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of four planned partial par value reductions previously approved by our shareholders at our 2010 annual general meeting in an amount of CHF 0.86 per issued share, equal to approximately $0.89 (using an exchange rate of USD 1.00 to CHF 0.97 as of the close of trading on February 15, 2011).  The Commercial Register’s rejection was related to the fact that Transocean Ltd. had been served in Switzerland with several complaints from lawsuits filed in the U.S.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  On January 24, 2011, we filed an appeal of the decision of the Administrative Court of the Canton of Zug to the Swiss Federal Supreme Court.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believes it is in the best interest of the Company to discontinue with the disputed 2010 distribution.  We filed a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders have voted on the proposed rescission of the 2010 distribution, and such stay was granted on March 7, 2011.

On February 11, 2011, our board of directors recommended that shareholders at the May 2011 annual general meeting approve a U.S. dollar-denominated dividend of approximately U.S. $1 billion out of qualifying additional paid-in capital and payable in four installments.  The proposed dividend will, among other things, be contingent on shareholders approving at the same meeting a rescission of the 2010 distribution.

Like distributions to shareholders in the form of a par value reduction dividend distributions out of qualifying additional paid-in capital are not currently subject to the 35 percent Swiss federal withholding tax.  Dividend distributions out of qualifying additional paid-in capital do not require registration with the Commercial Register of the Canton of Zug.  The Swiss withholding tax rules could also be changed in the future.  Due to recent developments in the Swiss political and legal arenas, we cannot provide assurance that the current Swiss law with respect to distributions out of additional paid-in capital will not be changed or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of additional paid-in capital becoming subject to Swiss federal withholding tax.  In addition, over the long term, the amount of par value available for us to use for par value reductions or the amount of qualifying additional paid-in capital available for us to pay out as distributions are limited.  If we are unable to make a distribution through a reduction in par value or out of qualifying additional paid-in capital as shown on Transocean Ltd.’s standalone Swiss statutory financial statements, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

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

We have two main types of insurance coverage: (1) hull and machinery coverage for property damage and (2) excess liability coverage for occupational injury and illness, and general and marine third-party liabilities, which includes pollution and environmental liabilities.  We generally have no coverage for named storms in the U.S. Gulf of Mexico and war perils worldwide.  We also generally self-insure coverage on our Standard Jackup and barge fleets, for expenses incurred by ADTI and CMI related to well control and redrill liability for well blowouts.  The aggregate net carrying amount of the Standard Jackup and barge fleets is approximately $2.0 billion.

With respect to our hull and machinery coverage, we maintain a $125 million per occurrence deductible for damage to our rigs and offshore drilling equipment included in the coverage.  However, in the event of a total loss of such a drilling unit there is no deductible.  We also maintain per occurrence deductibles on such rigs that generally range up to $10 million for various third-party liabilities and an additional aggregate annual self-insured retention of $50 million.  With respect to the remaining $950 million excess liability coverage, we generally retain the risk for any liability in excess of this coverage; however, our wholly-owned captive insurance company has underwritten $132 million of this policy in addition to the $50 million self-insured retention noted above, and we may re-insure all or a portion of this amount in 2011.  There is no guarantee that we will be successful in re-insuring any or all of this amount, and we may retain the risks associated with this portion of our excess liability coverage.

If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could adversely affect our consolidated statement of financial position, results of operations or cash flows.  The amount of our insurance may be less than the related impact on enterprise value after a loss.  Our insurance coverage will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations.  Our coverage includes annual aggregate policy limits.  As a result, we generally retain the risk for any losses in excess of these limits.  We generally do not carry insurance for loss of revenue unless contractually required, and certain other claims may also not be reimbursed by insurance carriers.  Any such lack of reimbursement may cause us to incur substantial costs.  In addition, we have decided to generally retain the risk associated with our Standard Jackup and barge fleets and we could decide to retain substantially more risk in the future.  Moreover, no assurance can be made that we will be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2011	1,218	$69.49	—	$3,560
February 2011	155,622	$80.11	—	$3,560
March 2011	879	$81.42	—	$3,560
Total	157,719	$80.03	—	$3,560
_________________________
(1)
Total number of shares purchased in the first quarter of 2011 consists of 157,719 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion (which is equivalent to approximately $3.8 billion at an exchange rate as of the close of trading on March 31, 2011 of USD 1.00 to CHF 0.92).  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through March 31, 2011, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Liquidity—Overview.”

Index

Item 6.	Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

10.1	Consulting Arrangement with Eric B. Brown (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on February 14, 2011)
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†	101.ins	XBRL Instance Document
†	101.sch	XBRL Taxonomy Extension Schema
†	101.cal	XBRL Taxonomy Extension Calculation Linkbase
†	101.def	XBRL Taxonomy Extension Definition Linkbase
†	101.lab	XBRL Taxonomy Extension Label Linkbase
†	101.pre	XBRL Taxonomy Extension Presentation Linkbase
_________________________
†	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2011.

TRANSOCEAN LTD.

By:   /s/ Ricardo H. Rosa
Ricardo H. Rosa
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ John H. Briscoe
John H. Briscoe
Vice President and Controller
(Principal Accounting Officer)