Form 10-Q
period 2011-06-30
Transocean Ltd.
filed 2011-08-03
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 26, 2011, 319,811,081 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2011

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		(As adjusted)		(As adjusted)
Operating revenues
Contract drilling revenues	$2,086	$2,272	$4,036	$4,697
Contract drilling intangible revenues	10	29	20	62
Other revenues	238	178	422	299
	2,334	2,479	4,478	5,058
Costs and expenses
Operating and maintenance	1,492	1,347	2,851	2,533
Depreciation and amortization	359	393	713	767
General and administrative	66	58	133	121
	1,917	1,798	3,697	3,421
Loss on impairment	(25)	—	(25)	—
Gain (loss) on disposal of assets, net	(1)	268	7	254
Operating income	391	949	763	1,891

Other income (expense), net
Interest income	5	5	20	10
Interest expense, net of amounts capitalized	(147)	(141)	(292)	(273)
Other, net	(5)	(3)	(2)	12
	(147)	(139)	(274)	(251)
Income from continuing operations before income tax expense	244	810	489	1,640
Income tax expense	82	98	163	245
Income from continuing operations	162	712	326	1,395
Income from discontinued operations, net of tax	2	8	178	10

Net income	164	720	504	1,405
Net income attributable to noncontrolling interest	9	5	39	13
Net income attributable to controlling interest	$155	$715	$465	$1,392

Earnings per share-basic
Earnings from continuing operations	$0.47	$2.20	$0.89	$4.29
Earnings from discontinued operations	0.01	0.03	0.55	0.03
Earnings per share	$0.48	$2.23	$1.44	$4.32

Earnings per share-diluted
Earnings from continuing operations	$0.47	$2.20	$0.89	$4.28
Earnings from discontinued operations	0.01	0.02	0.55	0.03
Earnings per share	$0.48	$2.22	$1.44	$4.31

Weighted-average shares outstanding
Basic	320	319	319	320
Diluted	320	320	320	321

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$164	$720	$504	$1,405

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit costs	—	—	(6)	(10)
Recognized components of net periodic benefit costs	6	—	12	6
Unrecognized loss on derivative instruments	(8)	(13)	(7)	(23)
Recognized loss on derivative instruments	3	2	5	6

Other comprehensive income (loss) before income taxes	1	(11)	4	(21)
Income taxes related to other comprehensive income (loss)	—	(1)	(2)	(1)
Other comprehensive income (loss), net of income taxes	1	(12)	2	(22)

Total comprehensive income	165	708	506	1,383
Total comprehensive income (loss) attributable to noncontrolling interest	3	(9)	37	(8)

Total comprehensive income attributable to controlling interest	$162	$717	$469	$1,391

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
		(As adjusted)
Assets
Cash and cash equivalents	$3,389	$3,394
Accounts receivable, net of allowance for doubtful accounts of $30 and $38 at June 30, 2011 and December 31, 2010, respectively	2,114	1,843
Materials and supplies, net of allowance for obsolescence of $73 and $70 at June 30, 2011 and December 31, 2010, respectively	546	514
Deferred income taxes, net	112	115
Assets held for sale	139	—
Other current assets	438	329
Total current assets	6,738	6,195

Property and equipment	26,897	26,721
Property and equipment of consolidated variable interest entities	2,243	2,214
Less accumulated depreciation	8,144	7,616
Property and equipment, net	20,996	21,319
Goodwill	8,132	8,132
Other assets	1,070	1,165
Total assets	$36,936	$36,811

Liabilities and equity
Accounts payable	$742	$832
Accrued income taxes	26	109
Debt due within one year	1,820	1,917
Debt of consolidated variable interest entities due within one year	96	95
Other current liabilities	1,800	883
Total current liabilities	4,484	3,836

Long-term debt	8,375	8,354
Long-term debt of consolidated variable interest entities	790	855
Deferred income taxes, net	594	575
Other long-term liabilities	1,754	1,791
Total long-term liabilities	11,513	11,575

Commitments and contingencies
Redeemable noncontrolling interest	66	25

Shares, CHF 15.00 par value, 335,235,298 authorized, 167,617,649 conditionally authorized, 335,235,298 issued at June 30, 2011 and December 31, 2010; 319,639,362 and 319,080,678 outstanding at June 30, 2011 and December 31, 2010, respectively	4,490	4,482
Additional paid-in capital	6,529	7,504
Treasury shares, at cost, 2,863,267 held at June 30, 2011 and December 31, 2010	(240)	(240)
Retained earnings	10,434	9,969
Accumulated other comprehensive loss	(328)	(332)
Total controlling interest shareholders’ equity	20,885	21,383
Noncontrolling interest	(12)	(8)
Total equity	20,873	21,375
Total liabilities and equity	$36,936	$36,811

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Six months ended June 30,
	2011	2010
		(As adjusted)
Shares outstanding
Balance, beginning of period	319	321
Issuance of shares under share-based compensation plans	1	1
Purchases of shares held in treasury	—	(3)
Balance, end of period	320	319
Shares
Balance, beginning of period	$4,482	$4,472
Issuance of shares under share-based compensation plans	8	7
Balance, end of period	$4,490	$4,479
Additional paid-in capital
Balance, beginning of period	$7,504	$7,407
Share-based compensation	54	53
Issuance of shares under share-based compensation plans	(15)	(9)
Obligation for distribution of qualifying additional paid-in capital	(1,016)	—
Other, net	2	(6)
Balance, end of period	$6,529	$7,445
Treasury shares, at cost
Balance, beginning of period	$(240)	$—
Purchases of shares held in treasury	—	(240)
Balance, end of period	$(240)	$(240)
Retained earnings
Balance, beginning of period	$9,969	$9,008
Net income attributable to controlling interest	465	1,392
Balance, end of period	$10,434	$10,400
Accumulated other comprehensive loss
Balance, beginning of period	$(332)	$(335)
Other comprehensive income (loss) attributable to controlling interest	4	(1)
Balance, end of period	$(328)	$(336)
Total controlling interest shareholders’ equity
Balance, beginning of period	$21,383	$20,552
Total comprehensive income attributable to controlling interest	469	1,391
Share-based compensation	54	53
Issuance of shares under share-based compensation plans	(7)	(2)
Obligation for distribution of qualifying additional paid-in capital	(1,016)	—
Purchases of shares held in treasury	—	(240)
Other, net	2	(6)
Balance, end of period	$20,885	$21,748
Noncontrolling interest
Balance, beginning of period	$(8)	$7
Total comprehensive loss attributable to noncontrolling interest	(4)	(8)
Other, net	—	4
Balance, end of period	$(12)	$3
Total equity
Balance, beginning of period	$21,375	$20,559
Total comprehensive income	465	1,383
Share-based compensation	54	53
Issuance of shares under share-based compensation plans	(7)	(2)
Purchases of shares held in treasury	—	(240)
Obligation for distribution of qualifying additional paid-in capital	(1,016)	—
Other, net	2	(2)
Balance, end of period	$20,873	$21,751

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Cash flows from operating activities
Net income	$164	$720	$504	$1,405
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(10)	(29)	(20)	(62)
Depreciation and amortization	359	393	713	767
Share-based compensation expense	27	18	54	53
Loss on impairment	25	—	25	—
Gain on disposal of discontinued operations, net	—	—	(173)	—
(Gain) loss on disposal of assets, net	1	(268)	(7)	(254)
Amortization of debt issue costs, discounts and premiums, net	36	51	62	100
Deferred income taxes	5	(12)	16	(34)
Other, net	14	1	11	32
Deferred revenue, net	(3)	7	43	158
Deferred expenses, net	(48)	(23)	(84)	(37)
Changes in operating assets and liabilities	(230)	411	(414)	313
Net cash provided by operating activities	340	1,269	730	2,441

Cash flows from investing activities
Capital expenditures	(293)	(300)	(533)	(669)
Proceeds from disposal of assets, net	5	10	18	51
Proceeds from disposal of discontinued operations, net	—	—	259	—
Proceeds from insurance recoveries for loss of drilling unit	—	560	—	560
Other, net	(27)	10	(33)	15
Net cash provided by (used in) investing activities	(315)	280	(289)	(43)

Cash flows from financing activities
Change in short-term borrowings, net	5	(46)	56	(177)
Proceeds from debt	—	—	5	54
Repayments of debt	(202)	(22)	(249)	(275)
Distribution of qualifying additional paid-in capital	(254)	—	(254)	—
Purchases of shares held in treasury	—	(180)	—	(240)
Other, net	3	1	(4)	(2)
Net cash used in financing activities	(448)	(247)	(446)	(640)

Net increase (decrease) in cash and cash equivalents	(423)	1,302	(5)	1,758
Cash and cash equivalents at beginning of period	3,812	1,586	3,394	1,130
Cash and cash equivalents at end of period	$3,389	$2,888	$3,389	$2,888

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world.  Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At June 30, 2011, we owned or had partial ownership interests in and operated 136 mobile offshore drilling units.  As of this date, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 51 Standard Jackups and three Other Rigs.  We also have four High-Specification Jackups under construction (see Note 8—Drilling Fleet and Note 16—Subsequent Events).

We also provide oil and gas drilling management services, drilling engineering and drilling project management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  ADTI conducts drilling management services primarily on either a dayrate or a completed-project, fixed-price (or “turnkey”) basis.  We also participated in oil and gas exploration, development and production activities through our oil and gas subsidiaries, Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), which were classified as discontinued operations as of June 30, 2011.  See Note 6—Discontinued Operations.

Note 2—Significant Accounting Policies

Basis of presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 included in our annual report on Form 10-K filed on February 28, 2011.

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

Principles of consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over the entity, which either (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the entity.  See Note 4—Variable Interest Entities.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Share-based compensation—Share-based compensation expense was $27 million and $54 million for the three and six months ended June 30, 2011, respectively.  Share-based compensation expense was $18 million and $53 million for the three and six months ended June 30, 2010, respectively.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $10 million and $25 million for the three and six months ended June 30, 2011, respectively.  We capitalized interest costs for construction work in progress of $19 million and $47 million for the three and six months ended June 30, 2010, respectively.

Reclassifications—We have made certain reclassifications, which did not have an effect on net income, to prior period amounts to conform with the current period’s presentation, including certain reclassifications to our condensed consolidated statement of financial position, results of operations and cash flows to present our oil and gas properties operating segment and our Caspian Sea operations as discontinued operations (see Note 6—Discontinued Operations).  Other reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 16—Subsequent Events.

Note 3—New Accounting Pronouncements

Comprehensive Income—Effective January 1, 2012, we will adopt the accounting standards update that amends the presentation requirements for comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the update requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented regardless of whether an entity chooses to present total comprehensive income in a single continuous statement or in two separate but consecutive statements.  The update is effective for interim and annual periods beginning after December 15, 2011.  We do not expect that our adoption will have a material effect on our consolidated financial statements.

Fair value measurements—Effective January 1, 2012, we will adopt the accounting standards update that changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments included in this update are intended to clarify the application of existing fair value measurement requirements.  The update is effective for annual periods beginning after December 15, 2011.  We do not expect that our adoption will have a material effect on the disclosures contained in our notes to consolidated financial statements.

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

	June 30, 2011			December 31, 2010
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$1,573	$712	$861	$1,598	$763	$835
ADDCL	881	333	548	864	345	519
Total	$2,454	$1,045	$1,409	$2,462	$1,108	$1,354

Unconsolidated variable interest entity—As holder of two notes receivable and a lender under a working capital loan, we hold a variable interest in Awilco Drilling plc (“Awilco”), a U.K. company (see Note 8—Drilling Fleet).  The notes receivable, originally issued in exchange for and secured by two drilling units, have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  Additionally, we provide Awilco with a working capital loan, also secured by the drilling units, that has a stated interest rate of 10 percent and a maximum borrowing amount of $35 million.  We evaluate the credit quality and financial condition of Awilco quarterly.  The aggregate carrying amount of the notes receivable was $108 million and $109 million at June 30, 2011 and December 31, 2010, respectively.  The aggregate carrying amount of the working capital loan receivable was $35 million and $6 million at June 30, 2011 and December 31, 2010, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Income Taxes

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

Our estimated annual effective tax rates were 22.6 percent and 16.2 percent for the six months ended June 30, 2011 and June 30, 2010, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

Deferred taxes—The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	June 30, 2011	December 31, 2010
Valuation allowance for non-current deferred tax assets	$169	$164

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	June 30, 2011	December 31, 2010
Unrecognized tax benefits, excluding interest and penalties	$506	$485
Interest and penalties	250	235
Unrecognized tax benefits, including interest and penalties	$756	$720

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2000.  For the six months ended June 30, 2011 and June 30, 2010, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations was insignificant.

Our tax returns in the major jurisdictions in which we operate, other than the U.S., Norway and Brazil which are mentioned below, are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in four major jurisdictions for up to 16 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

U.S. tax investigations—With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, resulting in a total proposed adjustment of approximately $79 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities.  This matter will be heard in U.S. Tax Court in January 2012.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In addition, the May 2010 assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions impacted our basis in our former subsidiary, TODCO, which we disposed of in 2004 and 2005.  The authorities are disputing the amount of capital losses that resulted from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on our 2006, 2007, 2008 and 2009 tax returns.  The majority of the capital losses were unutilized and expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers into 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital gain for offset by the capital loss.  These claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $295 million.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $163 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments for the 2006 and 2007 audits in the aggregate amount of approximately $92 million, exclusive of interest.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of (a) approximately $290 million plus interest, related to certain restructuring transactions, (b) approximately $127 million plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, (c) approximately $76 million plus interest, related to a 2001 dividend payment and (d) approximately $8 million plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We may be required to provide some form of financial security, in an amount up to $1.1 billion, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  We believe these charges are without merit and plan to vigorously defend our subsidiaries to the fullest extent.  We intend to vigorously contest any assertions by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on these Norwegian civil and criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  However, while we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $125 million, plus a 75 percent penalty of $94 million and $159 million of interest through June 30, 2011.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.

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

Note 6—Discontinued Operations

Oil and gas properties—In March 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  At June 30, 2011, the oil and gas properties and related assets of this reporting unit were classified as assets held for sale.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Caspian Sea operations—In February 2011, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and recognized a gain on the disposal of the discontinued operations of $173 million ($0.54 per diluted share from discontinued operations), which had no tax effect.  Through June 2011, we continued to operate Trident 20 under a bareboat charter to perform services for the customer and the buyer reimbursed us for the approximate cost of providing these services.  Additionally, we have agreed to provide certain transition services to the buyer through September 2011.

Summarized results of discontinued operations—The summarized results of operations included in income from discontinued operations, were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating revenues	$22	$26	$48	$49
Costs and expenses	18	18	41	57
Income (loss) from discontinued operations before income tax expense	4	8	7	(8)
Income tax benefit (expense)	(2)	—	(2)	18
Gain on disposal of discontinued operations	—	—	173	—

Income from discontinued operations, net of tax	$2	$8	$178	$10

Assets and liabilities of discontinued operations—As of June 30, 2011, our oil and gas properties and related assets were classified as assets held for sale.  As a result of our decision to discontinue these operations and the operations of our Caspian Sea subsidiary, we also reclassified the assets and liabilities associated with our discontinued operations to other current assets, other assets, other current liabilities and other long-term liabilities as of December 31, 2010.  The carrying amounts of the major classes of assets and liabilities associated with these operations were classified as follows (in millions):

	June 30, 2011	December 31, 2010
Assets
Oil and gas properties, net	$57	$—
Other related assets	11	—
Assets held for sale	$68	$—

Accounts receivable	$16	$22
Other assets	5	17
Other current assets	$21	$39

Rig and related equipment, net	$—	$86
Oil and gas properties, net	—	53
Other assets	$—	$139

Liabilities
Accounts payable	$22	$15
Other liabilities	25	13
Other current liabilities	$47	$28

Asset retirement obligation	$—	$9
Deferred taxes	—	19
Other long-term liabilities	$—	$28

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations was as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share			(As adjusted)				(As adjusted)
Income from continuing operations attributable to controlling interest	$153	$153	$707	$707	$287	$287	$1,382	$1,382
Undistributed earnings allocable to participating securities	(1)	(1)	(4)	(4)	(2)	(2)	(8)	(8)
Income from continuing operations available to shareholders	$152	$152	$703	$703	$285	$285	$1,374	$1,374

Denominator for earnings per share
Weighted-average shares outstanding	320	320	319	319	319	319	320	320
Effect of stock options and other share-based awards	—	—	—	1	—	1	—	1
Weighted-average shares for per share calculation	320	320	319	320	319	320	320	321

Per share earnings from continuing operations	$0.47	0.47	$2.20	$2.20	$0.89	$0.89	$4.29	$4.28

For the three and six months ended June 30, 2011, respectively, 1.5 million and 1.7 million share-based awards were excluded from the calculation since the effect would have been anti-dilutive.  For the three and six months ended June 30, 2010, respectively, 2.3 million and 1.6 million share-based awards were excluded from the calculation since the effect would have been anti-dilutive.

The 1.625% Series A Convertible Senior Notes, 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented (see Note 9—Debt).

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Drilling Fleet

Expansion—Construction work in progress, recorded in property and equipment, was $843 million and $1.5 billion at June 30, 2011 and December 31, 2010, respectively.  Capital expenditures and other capital additions, including capitalized interest, for our major construction projects that were ongoing during the six months ended June 30, 2011 or during the year ended December 31, 2010 were as follows (in millions):

	Six months ended June 30, 2011	Through December 31, 2010	Total costs
Transocean Honor (a)	$72	$97	$169
High-Specification Jackup TBN1 (b)	69	9	78
High-Specification Jackup TBN2 (b)	69	9	78
Deepwater Champion (c)(d)	49	733	782
High-Specification Jackup TBN3 (e)	10	—	10
Discoverer Luanda (d)(f)	8	709	717
Discoverer India (d)	—	744	744
Discoverer Inspiration (d)	—	679	679
Dhirubhai Deepwater KG2 (d)(g)	—	677	677
Capitalized interest	24	273	297
Mobilization costs	7	100	107
Total	$308	$4,030	$4,338
__________________________
(a)
In November 2010, we purchased a PPL Pacific Class 400 design jackup, to be named Transocean Honor.  The High-Specification Jackup is under construction at PPL Shipyard Pte Ltd. in Singapore and is expected for delivery in the fourth quarter of 2011.

(b)
In December 2010, we purchased two Keppel FELS Super B class design jackups.  The two High-Specification Jackups TBN1 and TBN2 are under construction at Keppel FELS’ yard in Singapore and are expected for delivery in the fourth quarter of 2012 and first quarter of 2013, respectively.

(c)
These costs include our initial investment in Deepwater Champion of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”) in November 2007.

(d)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of June 30, 2011.
(e)
In June 2011, we purchased a Keppel FELS Super B class design jackup.  The High-Specification Jackup TBN3 is under construction at Keppel FELS’ yard in Singapore and is expected for delivery in the third quarter of 2013.

(f)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  ADDCL is responsible for all of these costs.  We hold a 65 percent interest in the ADDCL joint venture, and Angco Cayman Limited holds the remaining 35 percent interest.

(g)
The costs for Dhirubhai Deepwater KG2 represent 100 percent of TPDI’s expenditures, including those incurred prior to our investment in the joint venture.  TPDI is responsible for all of these costs.  We hold a 50 percent interest in the TPDI joint venture, and Quantum Pacific Management Limited, a Cypriot company and successor in interest to Pacific Drilling Limited (“Quantum”), holds the remaining 50 percent interest.

Dispositions—During the six months ended June 30, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20 and the Standard Jackup Transocean Mercury.  The sale of Trident 20 reflected our decision to discontinue operations in the Caspian Sea (see Note 6—Discontinued Operations).  In connection with the sale of Transocean Mercury, we received net cash proceeds of $10 million and recognized a gain on disposal of the drilling unit of $9 million ($0.03 per diluted share from continuing operations), which had no tax effect.  For the three and six months ended June 30, 2011, we recognized a net loss on disposal of other unrelated assets in the amounts of $1 million and $2 million, respectively.

During the six months ended June 30, 2010, we sold two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sales, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million (see Note 4—Variable Interest Entities).  We operated GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel until November 2010.  As a result of the sales, we recognized a loss on disposal of assets in the amount of $15 million ($0.04 per diluted share from continuing operations), which had no tax effect for the six months ended June 30, 2010.  For the three and six months ended June 30, 2010, we recognized gains on disposal of unrelated assets in the amounts of $1 million and $2 million, respectively.

Assets held for sale— During the six months ended June 30, 2011, in addition to our plan to sell the assets associated with our oil and gas properties operating segment (see Note 6—Discontinued Operations), we also committed to plans to sell our Standard Jackups GSF Britannia, George H. Galloway and GSF Labrador and related equipment.  In the three months ended June 30, 2011, we recognized a $25 million loss on impairment associated with GSF Britannia, George H. Galloway and GSF Labrador since the carrying amounts of these rigs and related assets exceeded the estimated fair values less costs to sell.  We estimated the fair values of the rigs and related assets using significant observable inputs, including binding sale and purchase agreements for the assets.  At June 30, 2011, GSF Britannia, George H. Galloway and GSF Labrador were classified as held for sale with an aggregate net carrying amount of $71 million.  At December 31, 2010, Transocean Mercury was classified as held for sale with a net carrying amount of less than $1 million.  See Note 16—Subsequent Events.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	June 30, 2011			December 31, 2010
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
ODL Loan Facility	$5	$—	$5	$10	$—	$10
Commercial paper program (a)	144	—	144	88	—	88
6.625% Notes due April 2011 (a)	—	—	—	167	—	167
5% Notes due February 2013	255	—	255	255	—	255
5.25% Senior Notes due March 2013 (a)	511	—	511	511	—	511
TPDI Credit Facilities due March 2015	—	508	508	—	560	560
4.95% Senior Notes due November 2015 (a)	1,101	—	1,101	1,099	—	1,099
ADDCL Credit Facilities due December 2017	—	230	230	—	242	242
6.00% Senior Notes due March 2018 (a)	998	—	998	997	—	997
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
TPDI Notes due October 2019	—	148	148	—	148	148
6.50% Senior Notes due November 2020 (a)	899	—	899	899	—	899
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7.45% Notes due April 2027 (a)	96	—	96	96	—	96
7% Notes due June 2028	313	—	313	313	—	313
Capital lease contract due August 2029	686	—	686	694	—	694
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.625% Series A Convertible Senior Notes due December 2037 (a)	—	—	—	11	—	11
1.50% Series B Convertible Senior Notes due December 2037 (a)	1,653	—	1,653	1,625	—	1,625
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,633	—	1,633	1,605	—	1,605
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
Total debt	10,195	886	11,081	10,271	950	11,221
Less debt due within one year
ODL Loan Facility	5	—	5	10	—	10
Commercial paper program (a)	144	—	144	88	—	88
6.625% Notes due April 2011 (a)	—	—	—	167	—	167
TPDI Credit Facilities due March 2015	—	70	70	—	70	70
ADDCL Credit Facilities due December 2017	—	26	26	—	25	25
Capital lease contract due August 2029	18	—	18	16	—	16
1.625% Series A Convertible Senior Notes due December 2037 (a)	—	—	—	11	—	11
1.50% Series B Convertible Senior Notes due December 2037 (a)	1,653	—	1,653	1,625	—	1,625
Total debt due within one year	1,820	96	1,916	1,917	95	2,012
Total long-term debt	$8,375	$790	$9,165	$8,354	$855	$9,209
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2011 and 2012, respectively.  At June 30, 2011, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending June 30,
2012	$1,847	$96	$1,943
2013	2,491	98	2,589
2014	21	99	120
2015	23	329	352
2016	1,124	61	1,185
Thereafter	4,785	203	4,988
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,291	886	11,177
Total unamortized discounts, premiums and fair value adjustments	(96)	—	(96)
Total debt	$10,195	$886	$11,081

Commercial paper program—We maintain a commercial paper program (the “Program”), which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes for general corporate purposes up to a maximum aggregate outstanding amount of $1.5 billion.  Proceeds from commercial paper issuance under the Program may be used for general corporate purposes.  At June 30, 2011, $144 million in commercial paper was outstanding at a weighted-average interest rate of 0.9 percent, including commissions.

6.625% Notes—In April 2001, we issued $700 million aggregate principal amount of 6.625% Notes due April 2011.  On April 15, 2011, we repaid the 6.625% Notes at maturity.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”).  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent, based on our debt rating, and was 0.175 percent at June 30, 2011.  At June 30, 2011, we had $41 million in letters of credit issued and outstanding, we had $1.9 billion available borrowing capacity and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”) comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loans with an aggregate commitment of $595 million.  At June 30, 2011, $1.0 billion was outstanding under the TPDI Credit Facilities, of which $508 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on June 30, 2011 was 1.8 percent.  See Note 10—Derivatives and Hedging and Note 12—Contingencies.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and the borrowings under Tranche A.  One of our subsidiaries provides the commitment for and the borrowings under Tranche C.  At June 30, 2011, $203 million was outstanding under Tranche A at a weighted-average interest rate of 1.12 percent.  At June 30, 2011, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  At June 30, 2011, $78 million was outstanding under the ADDCL Secondary Loan Facility, of which $51 million was provided by one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on June 30, 2011 was 3.4 percent.

TPDI Notes—TPDI has issued promissory notes (the “TPDI Notes”) payable to its shareholders, including Quantum and one of our subsidiaries, which have maturities through October 2019.  At June 30, 2011, the aggregate outstanding principal amount was $296 million, of which $148 million was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on June 30, 2011 was 2.4 percent.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	June 30, 2011			December 31, 2010
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$—	$—	$—	$11	$—	$11
Series B Convertible Senior Notes due 2037	1,680	(27)	1,653	1,680	(55)	1,625
Series C Convertible Senior Notes due 2037	1,722	(89)	1,633	1,722	(117)	1,605

The carrying amounts of the equity components of the Convertible Senior Notes were as follows (in millions):

	June 30, 2011	December 31, 2010
Carrying amount of equity component
Series A Convertible Senior Notes due 2037	$—	$1
Series B Convertible Senior Notes due 2037	210	210
Series C Convertible Senior Notes due 2037	276	276

Including the amortization of the unamortized discount, the effective interest rates were 5.08 percent for the Series B Convertible Senior Notes and 5.28 percent for the Series C Convertible Senior Notes.  At June 30, 2011, the remaining period over which the discount will be amortized was less than one year for the Series B Convertible Senior Notes and 1.3 years for the Series C Convertible Senior Notes.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest expense
Series A Convertible Senior Notes due 2037	$—	$15	$—	$30
Series B Convertible Senior Notes due 2037	20	26	40	52
Series C Convertible Senior Notes due 2037	21	26	41	52

During the six months ended June 30, 2011, we redeemed the remaining aggregate principal amount of $11 million of the Series A Convertible Senior Notes.

Note 10—Derivatives and Hedging

Two of our wholly owned subsidiaries have entered into interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 4.95% Senior Notes, 5.25% Senior Notes and the 5.00% Notes.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense perfectly offset changes in the fair value of the hedged fixed-rate notes.  Through the stated maturities of the interest rate swaps we receive semi-annual interest at a fixed rate equal to that of the underlying debt instrument and pay variable interest semi-annually at three-month LIBOR plus a margin.

Additionally, TPDI has entered into interest rate swaps, which have been designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities.  The aggregate notional amount corresponds with the aggregate outstanding amount of the borrowings under the TPDI Credit Facilities.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

At June 30, 2011, the aggregate notional amounts and the weighted average interest rates associated with our derivatives were as follows (in millions):

	Aggregate notional amount	Weighted average variable rate	Weighted average fixed rates
Interest rate swaps, fair value hedges	$1,400	3.4%	5.1%
Interest rate swaps, cash flow hedges	490	0.2%	2.3%

The balance sheet classification and aggregate carrying amount of our derivatives, measured at fair value, were as follows (in millions):

	Balance sheet classification	June 30, 2011	December 31, 2010
Interest rate swaps, fair value hedges	Other current assets	$5	$4
Interest rate swaps, fair value hedges	Other assets	20	17
Interest rate swaps, fair value hedges	Other long-term liabilities	1	—
Interest rate swaps, cash flow hedges	Other long-term liabilities	15	13

The effect on our condensed consolidated statement of operations resulting from changes in the fair values of derivatives designated as cash flow hedges was as follows (in millions):

		Three months ended June 30,		Six months ended June 30,
	Statement of operations classification	2011	2010	2011	2010
Gain associated with effective portion	Interest expense, net of amounts capitalized	$3	$3	$5	$6
Loss associated with ineffective portion	Interest expense, net of amounts capitalized	—	(1)	—	—

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

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended June 30, 2011				Three months ended June 30, 2010
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$11	$5	$1	$17	$11	$4	$1	$16
Interest cost	15	6	—	21	14	5	—	19
Expected return on plan assets	(16)	(7)	—	(23)	(15)	(3)	—	(18)
Settlements and curtailments	1	—	—	1	2	—	—	2
Actuarial losses, net	6	—	—	6	3	(2)	—	1
Prior service cost, net	(1)	—	(1)	(2)	(1)	—	—	(1)
Transition obligation, net	—	1	—	1	—	—	—	—
Net periodic benefit costs	$16	$5	$—	$21	$14	$4	$1	$19

Funding contributions	$55	$6	$2	$63	$49	$4	$1	$54

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six months ended June 30, 2011				Six months ended June 30, 2010
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$22	$10	$1	$33	$21	$10	$1	$32
Interest cost	29	11	1	41	27	8	1	36
Expected return on plan assets	(32)	(12)	—	(44)	(29)	(8)	—	(37)
Settlements and curtailments	1	—	—	1	2	1	—	3
Actuarial losses, net	12	—	—	12	7	1	—	8
Prior service cost, net	(1)	—	(1)	(2)	(1)	—	(1)	(2)
Transition obligation, net	—	1	—	1	—	—	—	—
Net periodic benefit costs	$31	$10	$1	$42	$27	$12	$1	$40

Funding contributions	$68	$13	$3	$84	$51	$8	$3	$62

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

Although we cannot predict the final outcome or estimate the reasonably possible range of loss in connection with the incident, we have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  We have also recognized an asset associated with a portion of this liability that we believe is recoverable from insurance.  As of June 30, 2011, the amount of the estimated liability was approximately $217 million, and the corresponding estimated recoverable amount was $183 million.  As of December 31, 2010, the amount of the estimated liability was approximately $135 million, and the corresponding estimated recoverable amount was $94 million.  New information or future developments could require us to adjust our disclosures and our estimated liabilities and insurance recoveries.  See “—Contractual indemnity”.

In April 2011, several defendants in the Macondo litigation before the Multi-District Litigation Panel (the “MDL”) filed cross-claims or third-party claims against Transocean entities and other defendants.  BP Exploration and Production or its affiliates (“BP”) filed a claim seeking contribution under the Oil Pollution Act of 1990 (“OPA”) and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  Anadarko Petroleum Corporation (“Anadarko”), which owns a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims for indemnity and contribution.

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

The Department of Justice (“DOJ”) convened a grand jury in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident, and on April 13, 2011, the grand jury issued a subpoena requesting documents from us.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Insurance coverage–In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our excess liability insurance program.  In response, many of our insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligation to the operator.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  We, Anadarko and MOEX have each entered into the declaratory judgment actions.  The actions have been transferred to the MDL for discovery purposes in the U.S. District Court, Eastern District of Louisiana.

At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, exclusive of a $15 million deductible and a $50 million self-insured layer, consisted of two $150 million first and second layers, two $200 million third and fourth layers and a $250 million fifth layer.  The $250 million fifth layer contains different contractual terms, compared to the first four layers, with regard to additional insured status, such that we believe with reasonable certainty that BP, Anadarko and MOEX do not have contractual right to additional insured status under the fifth layer of our insurance program.

On June 17, 2011, certain insurance companies of our excess liability policies filed a complaint for interpleader with the MDL regarding the insurance proceeds to be paid pursuant to the $150 million first layer of our excess liability coverage to ensure that correct payments are made to the proper persons and entities according to the court’s oversight.  In their complaint for interpleader, the insurers state that we have a right to coverage (subject to certain terms, conditions, limitations and exclusions) and that they specifically dispute that BP, Anadarko and MOEX are unrestricted additional insured parties under the policy.  The insurers further request relief from the court to, among other things, reimburse us for properly submitted, reasonable and covered claims submitted to date and in the future.  While we cannot predict or provide assurance as to the final outcome of our insurers’ interpleader action or the court’s ultimate decision as to insured status, we do not expect these proceedings to have a material adverse effect on our consolidated statement of financial position.

Litigation—Numerous actions or claims are pending against Transocean entities, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any unreasonable claims and pursue any and all appropriate defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  Third parties have also, based on contractual arrangements, made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these third parties.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of June 30, 2011, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in 17 complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  See “—Contractual indemnity.”

Environmental pollution and economic loss—As of June 30, 2011, we and one or more of our subsidiaries were named, along with other unaffiliated defendants, in 94 individual complaints as well as 188 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  See “—Contractual indemnity.”

Federal securities claims—Two federal securities law class actions are currently pending in the U.S. District Court, Southern District of New York, naming us and certain of our officers and directors as defendants.  One of these actions generally allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated under the Exchange Act and Section 20(a) of the Exchange Act in connection with the Macondo well incident.  The plaintiffs are generally seeking awards of unspecified economic damages, including damages resulting from the decline in our stock price after the Macondo well incident.  The other action was filed by a former GlobalSantaFe shareholder alleging that the proxy statement related to our shareholder meeting in connection with our merger with GlobalSantaFe violated Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that GlobalSantaFe shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks rescission and compensatory damages.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed by certain of our shareholders naming us as a nominal defendant and certain of our officers and directors as defendants in the District Courts of the State of Texas.  The first case generally alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident and the other generally alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking, on behalf of Transocean, restitution and disgorgement of all profits, benefits and other compensation from the defendants.  The cases have been consolidated.  By agreement of the parties, the time for the defendants to respond has been extended by the Court with plaintiffs currently scheduled to file an amended consolidated complaint in September 2011.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Government claims—On December 15, 2010, the DOJ filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under OPA and the Clean Water Act, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The complaint asserts that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In addition to the civil complaint, the DOJ served us with civil investigative demands on December 8, 2010.  These demands are part of an ongoing investigation by the DOJ to determine if we made false claims in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.  See Note 16—Subsequent Events.

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

Additionally, suits have been filed by the States of Alabama and Louisiana; the cities of Greenville, Evergreen, Georgiana and McKenzie, Alabama; the city of New Orleans, Louisiana; the Town of Grand Isle, Grand Isle Independent Levee District, the town of Jean Lafitte, Lafitte Area Independent Levee District, and the cities of Gretna, Westwego, and Harahan, Louisiana; several Louisiana parishes; the Plaquemines Parish School Board; and the Mexican States of Veracruz, Quintana Roo and Tamaulipas.  Other governmental entities have filed claims that have been consolidated into the MDL.  Generally, these governmental entities allege economic losses under OPA and other statutory environmental state claims and also assert various common law state claims.

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

Wreck removal—By letter dated December 6, 2010, the Coast Guard requested us to formulate and submit a comprehensive oil removal plan to remove any diesel fuel contained in the sponsons and fuel tanks that can be recovered from Deepwater Horizon. We have conducted a survey of the rig wreckage and have confirmed that no diesel fuel remains on the rig.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our remaining excess liability limits.

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

Although we believe we are entitled to contractual defense and indemnity, given the potential amounts involved in connection with the Macondo well incident, the operator may seek to avoid its indemnification obligations.  In particular, the operator, in response to our request for indemnification, has generally reserved all of its rights and stated that it could not at this time conclude that it is obligated to indemnify us.  In doing so, the operator has asserted that the facts are not sufficiently developed to determine who is responsible and has cited a variety of possible legal theories based upon the contract and facts still to be developed.  We believe this reservation of rights is without justification and that the operator is required to honor its indemnification obligations contained in our contract and described above.  See Note 16—Subsequent Events.

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

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation and, either directly or indirectly as the beneficiary of a qualified settlement fund, funding from settlements with insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers, and funds received from the commutation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2011, the subsidiary was a defendant in approximately 977 lawsuits.  Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,147 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through June 30, 2011, the amounts expended to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and costs of settlement have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of approximately $211 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that these assessments are without merit.  We have challenged the assessments and the cases are still pending a final decision at the administrative level.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brazilian import license assessment—In the fourth quarter of 2010, one of our Brazilian subsidiaries received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of approximately $235 million based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We responded to the assessment on December 22, 2010, and in June 2011, a lower court ruled in our favor and reduced the assessment to approximately $15 million.  We expect the taxing authorities to appeal the reduction, and we intend to appeal for a complete elimination of the remaining assessment.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  As of June 30, 2011, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations.  Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on our statement of financial position or results of operations.  Estimated costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

On December 15, 2010, as permitted under the existing case management order, GlobalSantaFe and various of its subsidiaries served third-party demands joining various insurers in the Avoyelles Parish lawsuit seeking insurance coverage for the claims brought against GlobalSantaFe and such subsidiaries.  Thereafter, on January 27, 2011, one of the recently joined insurers filed pleadings removing the Avoyelles Parish lawsuit to the United States District Court for the Western District of Louisiana, Alexandria Division (the “Western District Action”).  On February 3, 2011, GlobalSantaFe and the two subsidiaries filed motions to dismiss the Western District Action, which are now pending.  A motion to remand was filed by the codefendant and a hearing on the motion was held on April 5, 2011.  A report and recommendations were issued on April 25, 2011 by the magistrate in favor of granting the motion to remand.  Objections to this report were filed and these objections are now under advisement with the district court.

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

Retained risk

Our hull and machinery and excess liability insurance program consists of commercial market and captive insurance policies primarily with 12-month policy periods, which commenced on May 1, 2011.  As of June 30, 2011, the insured value of our drilling rig fleet was approximately $35 billion in the aggregate, excluding rigs under construction.

Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $250 million per policy period.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have coverage for wreck removal for an amount up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our excess liability coverage described below.  However, we generally retain the risk for all hull and machinery exposures for our Standard Jackups and drilling barges, which are self-insured through our wholly-owned captive insurance company.

We carry $793 million of commercial market excess liability coverage, exclusive of the deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Through our wholly-owned captive insurance company, we have retained the risk of $157 million excess liability coverage, of which we have re-insured $25 million in the commercial market.  Together, these components comprise our $950 million aggregate excess liability coverage, which is subject to a $50 million per occurrence deductible.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on crew personal injury liability and on collision liability claims and (2) a separate $5 million per occurrence deductible on other third-party non-crew claims.  These types of excess liability coverages are subject to an additional aggregate self-insured retention of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the $50 million is exhausted.  We generally retain the risk for any liability losses in excess of $1.0 billion.

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

Letters of credit and surety bonds

We had letters of credit outstanding totaling $557 million and $595 million at June 30, 2011 and December 31, 2010, respectively.  These letters of credit guarantee various contract bidding and performance activities under various committed and uncommitted credit lines provided by several banks.

In April 2010, TPDI obtained a letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities, which is included in the total as of June 30, 2011.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.  See Note 9—Debt.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  Surety bonds outstanding totaled $24 million and $27 million at June 30, 2011 and December 31, 2010, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Redeemable Noncontrolling Interest

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

	Six months ended June 30,
	2011	2010 (a)
Redeemable noncontrolling interest
Balance, beginning of period	$25	$—
Net income attributable to noncontrolling interest	43	—
Other comprehensive loss attributable to noncontrolling interest	(2)	—
Balance, end of period	$66	$—
______________________
(a)	The noncontrolling interest associated with TPDI was not redeemable during the six months ended June 30, 2010.

Note 14—Shareholders’ Equity

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  In May 2011, we recognized a distribution payable in the amount of approximately $1.0 billion, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 15, 2011, we paid the first installment in the aggregate amount of $254 million to shareholders of record as of May 20, 2011.  At June 30, 2011, the carrying amount of the unpaid distribution payable was $762 million.

Distribution in the form of a par value reduction—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $4.10, using an exchange rate of USD 1.00 to CHF 0.84 as of June 30, 2011.  According to the May 2010 shareholder resolution and pursuant to applicable Swiss law, we were required to submit an application to the Commercial Register of the Canton of Zug in relation to each quarterly installment to register the relevant partial par value reduction, together with, among other things, a compliance deed issued by an independent notary public.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of the four partial par value reductions.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  The Administrative Court held that the statutory requirements for the registration of the par value reduction in the commercial register could not be met given the existence of lawsuits filed in the United States related to the Macondo well incident that were served in Switzerland and the reference to such lawsuits in the compliance deed.  The Administrative Court’s opinion also held that under these circumstances it was not possible to submit an amended compliance deed.  Based on these considerations, we do not believe that a financial obligation existed for the par value reduction distribution, as adjusted on our condensed consolidated statements of equity.

On January 24, 2011, we filed an appeal on the decision of the Administrative Court of the Canton of Zug to the Swiss Federal Supreme Court.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believed it was in our best interest to discontinue with the disputed 2010 distribution.  We filed a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders voted on the proposed rescission, and such stay was granted on March 7, 2011.  In May 2011, at our annual general meeting, our shareholders approved the rescission of the previously approved distribution in the form of a par value reduction.  On May 16, 2011 we withdrew our appeal and, on May 18, 2011, the Swiss Federal Supreme Court dismissed the appeal as a result of our withdrawal.

Shares held by subsidiary—In December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At both June 30, 2011 and December 31, 2010, our subsidiary held approximately 13 million shares.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15—Fair Value of Financial Instruments

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

Notes receivable and working capital loan receivable—The carrying amount represents the estimated fair value, measured using unobservable inputs that require significant judgment, for which there is little or no market data, including the credit rating of the borrower.  At June 30, 2011, the aggregate carrying amount of our notes receivable and working capital loan receivable was $143 million, including $23 million and $120 million recorded in other current assets and other assets, respectively.  At December 31, 2010, the aggregate carrying amount of our notes receivable and working capital loan receivable was $115 million, including $4 million and $111 million recorded in other current assets and other assets, respectively.

Debt—The fair value of our fixed-rate debt is measured using direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  Our variable-rate debt is included in the fair values stated below at its carrying amount since the short-term interest rates cause the face value to approximate its fair value.  The TPDI Notes and Overseas Drilling Limited (“ODL”) Loan Facility are included in the fair values stated below at their aggregate carrying amount of $153 million and $158 million at June 30, 2011 and December 31, 2010, respectively, since there is no available market price for such related-party debt.  The carrying amounts and estimated fair values of our long-term debt, including debt due within one year, were as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value

Long-term debt, including current maturities	$10,195	$10,819	$10,271	$10,562
Long-term debt of consolidated variable interest entities, including current maturities	886	901	950	964

Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value, measured using direct or indirect observable inputs, including quoted prices or other market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  At June 30, 2011, the carrying amounts of our derivative instruments were $20 million and $16 million, recorded in other assets and other long-term liabilities, respectively, on our condensed consolidated balance sheets.  At December 31, 2010, the carrying amounts of our derivative instruments were $17 million and $13 million, recorded in other assets and other long-term liabilities, respectively, on our consolidated balance sheets.

Note 16—Subsequent Events

Dispositions—In July 2011, we completed the sale of the Standard Jackup GSF Labrador and the swamp barge Searex IV, and we received net proceeds of $54 million and $9 million, respectively.

Unconsolidated affiliates—In July 2011, we received net proceeds of $22 million in exchange for our 50 percent ownership interest in Overseas Drilling Limited, a Cayman Islands company, which owns the drillship Joides Resolution.

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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪
those described under “Item 1A. Risk Factors” included herein and in our annual report on Form 10-K for the year ended December 31, 2010 and in our quarterly report on Form 10-Q for the three months ended March 31, 2011,

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 13, 2011, we owned or had partial ownership interests in and operated 135 mobile offshore drilling units.  As of this date, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 51 Standard Jackups and two Other Rigs.  In addition, we had four High-Specification Jackups under construction.

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

Our other operations segment includes drilling management services and previously included oil and gas properties.  We provide drilling management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  ADTI provides oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services.  In March 2011, in connection with our efforts to dispose of non-strategic assets, we committed to a plan to sell the assets and discontinue operations of our oil and gas properties reporting unit, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), our wholly owned oil and gas subsidiaries.

Significant Events

Fleet expansion—During the three months ended June 30, 2011, we completed construction of the Ultra-Deepwater Floater Deepwater Champion, which has commenced operations under its contract.  Additionally, in June 2011, we entered into an agreement to purchase a third Keppel FELS Super B class design High-Specification Jackup under construction at Keppel FELS’ yard in Singapore.  Delivery of the High-Specification Jackup is expected in the third quarter of 2013.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  In May 2011, we recognized a distribution payable in the amount of approximately $1.0 billion, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 15, 2011, we paid the first installment to shareholders of record as of May 20, 2011.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Dispositions— In July 2011, we completed the sale of the Standard Jackup GSF Labrador and the swamp barge Searex IV, and we received net proceeds of $54 million and $9 million, respectively.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Outlook

Drilling market—We expect continuing favorable commodity pricing to result in contracting opportunities for all classes within our drilling fleet for 2011 and 2012.  We expect utilization and dayrates for all classes within our drilling fleet to remain steady or improve over the next few quarters as a result of rising oil and gas prices and our customers’ increased exploration and production expenditures.  As of July 13, 2011, our contract backlog had decreased to $23.6 billion from $24.6 billion as of April 14, 2011.

On May 30, 2010, the U.S. government implemented a moratorium on certain drilling activities in the U.S. Gulf of Mexico.  On October 12, 2010, the U.S. government lifted the moratorium.  However, in order to obtain new drilling permits and resume drilling activities, operators must submit applications that demonstrate compliance with enhanced regulations that require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  In the first quarter of 2011, the U.S. government began issuing new drilling permits.  As of July 13, 2011, 18 new permits have been issued, seven of which were issued to customers utilizing our rigs.  Some customers have also elected to voluntarily implement the requirement for third-party inspections and certification on equipment operating outside the U.S. Gulf of Mexico, and the application of and compliance with these enhanced requirements has caused and may continue to cause additional out of service time.  Although the enhanced regulations have affected our revenues and out of service time, we are unable to predict, with certainty, the ongoing effect that the enhanced regulations will have on our operations.  The backlog associated with the contracts for our remaining rigs in the U.S. Gulf of Mexico was $5.6 billion as of July 13, 2011.

Fleet status—As of July 13, 2011, uncommitted fleet rates for the remainder of 2011, 2012, 2013 and 2014 were as follows:

	2011	2012	2013	2014
Uncommitted fleet rate (a)
High-Specification Floaters	13%	19%	40%	66%
Midwater Floaters	46%	75%	88%	92%
High-Specification Jackups	22%	58%	81%	83%
Standard Jackups	52%	65%	80%	91%
______________________
(a)	The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.

As of July 13, 2011, we had 16 existing contracts with fixed-price or capped options that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we expect that a number of these options will not be exercised by our customers in 2011.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet is currently fully contracted through the end of 2011 and has four units that will be available in 2012.  During the second quarter of 2011, 14 Ultra-Deepwater Floaters were contracted worldwide, including our sole unit with availability in 2011.  We expect utilization for our Ultra-Deepwater fleet to remain high in the second half of 2011 and through 2012.  Additionally, we expect increased demand for Deepwater Floaters to continue through the second half of 2011, recently reflected in our contracting a previously idle moored Deepwater Floater.  As of July 13, 2011, we had 42 of our 48 High-Specification Floaters contracted beyond 2011.  We believe continued exploration successes in the major deepwater offshore provinces will generate additional demand and should support our long-term positive outlook for our High-Specification Floater fleet.

Midwater Floaters—For our Midwater Floater fleet, which includes 25 semisubmersible rigs, customer interest has increased, and we expect to see increased activity in Southeast Asia, the U.K. and India.  We have entered into several contracts for our Midwater Floater fleet in the second quarter of 2011.  Although a few of the contracts are for short-term work, we also extended two units in the U.K. for longer terms.  We believe that future demand will offer new opportunities to extend our active fleet.  Although market conditions continue to improve, potential competition from the available moored Deepwater Floaters penetrating the midwater market sector and the enhanced regulations in the U.S. Gulf of Mexico increasing supply in other regions may limit opportunities to increase dayrates.

High-Specification Jackups—The High-Specification Jackup fleet is experiencing increased interest from customers, evidenced by the increased tendering activity that we expect to continue to improve in the second half of 2011.  As a result, we expect utilization to continue to increase during the second half of 2011.  In the fourth quarter of 2010, we purchased a PPL Pacific Class 400 design High-Specification Jackup under construction, to be named Transocean Honor, with an expected delivery in the fourth quarter of 2011.  We are actively marketing the rig, and based on customer interest, we expect to sign a contract prior to delivery.  Additionally, we entered into construction agreements for three Keppel FELS Super B class design High-Specification Jackups with expected deliveries in 2012 and 2013, following which two of the rigs are expected to commence operations under existing five-year contracts.  We have recently reactivated one of our stacked High-Specification Jackups, and we have two units available as of July 13, 2011.

Standard Jackups—With increased tendering activity and high utilization in the high-specification jackup market sector, customers are now showing increased interest in the Standard Jackups, resulting in improved utilization.  We expect this trend to continue through the remainder of 2011, resulting in new opportunities for our Standard Jackups.  As of July 13, 2011, we had 22 of our 51 Standard Jackups stacked.  In the second half of 2011, we expect to reactivate a few of our Standard Jackups that require low reactivation costs.

Operating results—For the year ending December 31, 2011 compared to the year ended December 31, 2010, we expect our total revenues to be generally stable primarily due to reduced drilling activity from our stacked and idle rigs; fewer revenue earning days related to shipyard, mobilization, maintenance and repair projects; and lower dayrates.  We expect these decreases to be mostly offset by increased drilling activity associated with our Ultra-Deepwater Floaters, delivered in 2010 and 2011 and increased drilling management services.  We are unable to predict, with certainty, the full impact that the enhanced regulations, described under “—Drilling market”, will have on our operations in 2011 and beyond.

For the year ending December 31, 2011 compared to the year ended December 31, 2010, we expect our total operating and maintenance expenses to be higher primarily due to higher costs and expenses associated with rigs undergoing shipyard, maintenance and repair projects; increased activity in drilling management services in 2011; and increased drilling activity of our Ultra-Deepwater Floaters, delivered in 2010 and 2011.  We expect these increases to be partially offset by the reduced costs and expenses associated with our stacked rigs.  Our projected operating and maintenance expenses for the year ending December 31, 2011 are subject to change and could be affected by actual activity levels, rig reactivations, the enhanced regulations described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation as well as other factors.

Although we are unable to estimate the full, direct impact that the Macondo well incident will have on our business, the incident could ultimately have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  For the year ended December 31, 2010, incremental costs associated with the Macondo well incident, recorded in operating and maintenance expense, were $137 million, including $65 million associated with our insurance deductibles, $26 million resulting from higher insurance premiums, $22 million of additional legal expenses related to lawsuits and investigations, net of expected insurance recoveries, and $24 million of additional costs primarily related to our internal investigation of the Macondo well incident, including consultant costs, travel costs and other miscellaneous costs.  For the year ending December 31, 2011, we expect incremental operating costs and expenses related to the Macondo well incident to be approximately $100 million to $150 million, primarily due to legal expenses for lawsuits and investigations, net of expected insurance recoveries.  See “—Contingencies—Insurance matters.”

At June 30, 2011, the carrying amount of our property and equipment was $21.0 billion, representing 57 percent of our total assets, and the carrying amount of our goodwill was $8.1 billion, representing 22 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill when events and circumstances indicate that the fair value of a reporting unit falls below its carrying amount.  During the three and six months ended June 30, 2011, we recognized a loss on impairment in the amount of $25 million associated with our assets held for sale.  We identified impairment indicators in the three months ended December 31, 2010 and, as a result of our impairment testing, we recognized a loss on impairment of our Standard Jackups asset group in the amount of $1.0 billion.  If we are unable to secure new or extended contracts for our active units or for the reactivation of any of our stacked units, or if we experience further declines in actual or anticipated dayrates, we may be required to recognize additional losses in future periods as a result of an impairment of the carrying amount of one or more of our asset groups.  Additionally, we may be required to recognize losses on impairment of goodwill if we determine that the fair value of our contract drilling services reporting unit has declined below its carrying amount.  See “—Critical Accounting Policies and Estimates.”

Performance and Other Key Indicators

Contract backlog—Our contract backlog for our contract drilling services segment was as follows:

	July 13, 2011	April 14, 2011	February 10, 2011
Contract backlog (a)	(in millions)
High-Specification Floaters	$19,971	$21,113	$20,956
Midwater Floaters	1,633	1,735	1,912
High-Specification Jackups	720	708	129
Standard Jackups	1,269	955	936
Other Rigs	36	43	47
Total	$23,629	$24,554	$23,980
______________________
(a)
Contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.

We have 12 rigs under contract in the U.S. Gulf of Mexico, of which 11 are currently operating in the U.S. Gulf of Mexico.  The backlog associated with the contracts relating to these rigs was approximately $5.6 billion as of July 13, 2011.

Our contract backlog includes only firm commitments for our contract drilling services segment, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or we may ultimately receive other dayrates included in the contract, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

Fleet average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	June 30, 2011	March 31, 2011	June 30, 2010
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$516,600	$467,700	$482,100
Deepwater Floaters	396,400	395,900	395,800
Harsh Environment Floaters	430,100	402,400	428,500
Total High-Specification Floaters	479,900	441,300	447,800
Midwater Floaters	333,000	313,000	319,000
High-Specification Jackups	110,300	106,200	138,500
Standard Jackups	111,700	109,200	117,100
Other Rigs	76,400	73,400	72,000
Total fleet average daily revenue	$312,100	$292,600	$285,200
______________________
(a)
Average daily revenue is defined as contract drilling revenue earned per revenue earning day.  A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.  The calculation includes the revenues of our rigs that are operating on standby rates in the U.S. Gulf of Mexico and excludes revenues of Joides Resolution, a drillship engaged in scientific geological coring activities that is owned by an unconsolidated joint venture in which we have a 50 percent interest and for which we apply the equity method of accounting.  In July 2011, we sold our interest in the unconsolidated joint venture that owns Joides Resolution.

Our average daily revenue rises as we stack Midwater Floaters, High-Specification Jackups and Standard Jackups, since these rig types are typically contracted at lower dayrates compared to the High-Specification Floaters.

Utilization—The utilization rates for our contract drilling services segment were as follows:

	Three months ended
	June 30, 2011	March 31, 2011	June 30, 2010
Utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	80%	77%	76%
Deepwater Floaters	41%	51%	66%
Harsh Environment Floaters	93%	83%	85%
Total High-Specification Floaters	69%	69%	74%
Midwater Floaters	54%	60%	69%
High-Specification Jackups	56%	40%	66%
Standard Jackups	43%	43%	53%
Other Rigs	50%	49%	50%
Total fleet average utilization	55%	55%	64%
______________________
(a)
Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.  The calculation includes the results of newbuilds upon acceptance by the customer and excludes the results of Joides Resolution, a drillship engaged in scientific geological coring activities that is owned by an unconsolidated joint venture in which we have a 50 percent interest and for which we apply the equity method of accounting.  In July 2011, we sold our interest in the unconsolidated joint venture that owns Joides Resolution.

Our utilization declines as a result of idle and stacked rigs to the extent these rigs are not earning revenues.

Operating Results

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Three months ended June 30,
	2011	2010	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days	6,683	7,966	(1,283)	(16)%
Utilization	55%	64%	n/a	n/m
Average daily revenue	$312,100	$285,200	$26,900	9%

Contract drilling revenues	$2,086	$2,272	$(186)	(8)%
Contract drilling intangible revenues	10	29	(19)	(66)%
Other revenues	238	178	60	34%
	2,334	2,479	(145)	(6)%
Operating and maintenance expense	(1,492)	(1,347)	(145)	11%
Depreciation and amortization	(359)	(393)	34	(9)%
General and administrative expense	(66)	(58)	(8)	14%
	(1,917)	(1,798)	(119)	7%
Loss on impairment	(25)	—	(25)	n/m
Gain (loss) on disposal of assets, net	(1)	268	(269)	n/m
Operating income	391	949	(558)	(59)%
Other income (expense), net
Interest income	5	5	—	n/m
Interest expense, net of amounts capitalized	(147)	(141)	(6)	4%
Other, net	(5)	(3)	(2)	67%
Income from continuing operations before income tax expense	244	810	(566)	(70)%
Income tax expense	(82)	(98)	16	(16)%
Income from continuing operations	162	712	(550)	77%
Income from discontinued operations, net of tax	2	8	(6)	(75)%
Net income	164	720	(556)	(77)%
Net income attributable to noncontrolling interest	9	5	4	80%
Net income attributable to controlling interest	$155	$715	$(560)	(78)%

______________________
n/a” means not applicable

“n/m” means not meaningful

Operating revenues—Contract drilling revenues decreased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the following: (a) approximately $180 million of decreased contract drilling revenues due to reduced drilling activity as a greater number of rigs were stacked or idle and (b) approximately $145 million of decreased contract drilling revenues due to fewer revenue earning days related to shipyard, mobilization, maintenance and repair projects.  Partially offsetting these decreases in revenues were $115 million of increased contract drilling revenues associated with our newbuilds that commenced operations during 2010 and 2011.

Contract drilling intangible revenues declined for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, due to the timing of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”).  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to $54 million of increased other revenues resulting from greater activity associated with our drilling management services.

Costs and expenses—Operating and maintenance expenses increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the following:  (a) approximately $120 million of increased costs and expenses associated with rigs undergoing shipyard, mobilization, maintenance and repair projects, (b) approximately $40 million of increased costs and expenses associated with our drilling management services and (c)  approximately $30 million of increased costs and expenses associated with our newbuilds that commenced operations during 2010 and 2011.  These increases were partially offset by (a) approximately $65 million of decreased costs and expenses associated with the Macondo Well incident, net of insurance recoveries and (b) approximately $25 million of decreased costs and expenses resulting from lower utilization resulting from stacked rigs.

Depreciation and amortization decreased primarily due to the following: (a) $35 million of reduced depreciation expense associated with our Standard Jackup asset group which was impaired subsequent to June 30, 2010, partially offset by (b) $13 million of additional depreciation expense associated with three newbuild Ultra-Deepwater Floaters, which commenced operations subsequent to June 30, 2010.

During the three months ended June 30, 2011, we recognized a loss on impairment in the amount of $25 million associated with our assets held for sale.

During the three months ended June 30, 2011, we recognized a net loss on disposal of other unrelated assets of $1 million.  During the three months ended June 30, 2010, we recognized a net gain on disposal of assets of $268 million, including a $267 million gain on the loss of Deepwater Horizon, which resulted from insurance recoveries received during the three months ended June 30, 2010 that exceeded the carrying amount of the rig at the date of the incident.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The estimated annual effective tax rates at June 30, 2011 and 2010 were 22.6 percent and 16.3 percent, respectively, based on projected 2011 and 2010 annual income before income taxes, after excluding certain items, such as losses on impairment, the gain resulting from insurance recoveries on the loss of Deepwater Horizon and prior period adjustments.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  The impact of the various discrete period tax items was a net tax expense of $13 million and a net tax benefit of $1 million for the three months ended June 30, 2011 and 2010, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 33.5 percent and 12.1 percent on income from continuing operations before income tax expense for the three months ended June 30, 2011 and 2010, respectively.

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

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.
	Six months ended June 30,
	2011	2010	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days	13,347	16,060	(2,713)	(17)%
Utilization	55%	65%	n/a	n/m
Average daily revenue	$302,400	$292,500	$9,900	3%

Contract drilling revenues	$4,036	$4,697	$(661)	(14)%
Contract drilling intangible revenues	20	62	(42)	(68)%
Other revenues	422	299	123	41%
	4,478	5,058	(580)	(11)%
Operating and maintenance expense	(2,851)	(2,533)	(318)	13%
Depreciation and amortization	(713)	(767)	54	(7)%
General and administrative expense	(133)	(121)	(12)	10%
	(3,697)	(3,421)	(276)	8%
Loss on impairment	(25)	—	(25)	n/m
Gain on disposal of assets, net	7	254	(247)	(97)%
Operating income	763	1,891	(1,128)	(60)%
Other income (expense), net
Interest income	20	10	10	n/m
Interest expense, net of amounts capitalized	(292)	(273)	(19)	7%
Other, net	(2)	12	(14)	n/m
Income from continuing operations before income tax expense	489	1,640	(1,151)	(70)%
Income tax expense	(163)	(245)	82	(33)%
Income from continuing operations	326	1,395	(1,069)	(77)%
Income from discontinued operations, net of tax	178	10	168	n/m
Net income	504	1,405	(901)	(64)%
Net income attributable to noncontrolling interest	39	13	26	n/m
Net income attributable to controlling interest	$465	$1,392	$(927)	(67)%
______________________
"n/a" means not applicable
"n/m" means not meaningful

Operating revenues—Contract drilling revenues decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the following: (a) approximately $405 million of decreased contract drilling revenues due to fewer revenue earning days related to shipyard, mobilization, maintenance and repair projects, partly resulting from additional shipyard time required to comply with enhanced regulations (b) approximately $385 million decreased contract drilling revenues due to reduced drilling activity as a greater number of rigs were stacked or idle, and (c) approximately $70 million of decreased contract drilling revenues due to the lost revenues associated with the Deepwater Horizon contract.  Partially offsetting these decreases were approximately $255 million of increased contract drilling revenues associated with our newbuilds that commenced operations during 2010 and 2011.

Contract drilling intangible revenues declined for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, due to completion of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe.  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to approximately $133 million of increased other revenues resulting from greater activity associated with our drilling management services, partially offset by approximately $10 million of decreased other revenues resulting from reduced activity associated with our integrated services.

Costs and expenses—Operating and maintenance expenses increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the following: (a) approximately $330 million of increased costs and expenses associated with rigs undergoing shipyard, mobilization, maintenance and repair projects, (b) approximately $110 million of increased costs and expenses resulting from our drilling management services and (c)  approximately $75 million of increased costs and expenses associated with our newbuilds that commenced operations during 2010 and 2011.  These increases were partially offset by (a) approximately $95 million of decreased costs and expenses resulting from lower utilization due to additional stacked rigs, (b) approximately $50 million of decreased costs and expenses associated with the Macondo well incident, net of insurance recoveries and (c) approximately $45 million of decreased costs and expenses associated with operating GSF Arctic IV under bareboat charter following our sale of the Midwater Floater in January 2010.

Depreciation and amortization decreased primarily due to the following: (a) $70 million of reduced depreciation expense associated with our Standard Jackup asset group which was impaired subsequent to June 30, 2010, partially offset by (b) $23 million of additional depreciation expense associated with three newbuild Ultra-Deepwater Floaters, which commenced operations subsequent to June 30, 2010.

During the six months ended June 30, 2011, we recognized a loss on impairment in the amount of $25 million associated with our assets held for sale.

During the six months ended June 30, 2011, we recognized a net gain on disposal of assets of $7 million.  During the six months ended June 30, 2010, we recognized a net gain on disposal of assets of $254 million, including a $267 million gain on the loss of Deepwater Horizon, which resulted from insurance recoveries received during the six months ended June 30, 2010 that exceeded the carrying amount of the rig at the date of the incident.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The estimated annual effective tax rates at June 30, 2011 and 2010 were 22.6 percent and 16.3 percent, respectively, based on projected 2011 and 2010 annual income before income tax expense after adjusting for certain items such as losses on impairment, losses on litigation matters, losses on debt retirements and certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  The impact of the various discrete period tax items, including certain immaterial adjustments related to prior period tax expense, was a net tax expense of $46 million and $17 million for the six months ended June 30, 2011 and 2010, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 33.3 percent and 15.0 percent on income from continuing operations before income tax expense for the six months ended June 30, 2011 and 2010, respectively.

There is little to no expected relationship between our provision for income taxes and income before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  With respect to the estimated annual effective tax rate calculation for the six months ended June 30, 2011, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria and Ghana.  The most significant countries in which we conducted business during this period that impose income taxes based on income before income tax include the U.K., Switzerland, Brazil and the U.S.

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

Discontinued Operations

Oil and gas properties—During the six months ended, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  At June 30, 2011, the oil and gas properties and related assets of this reporting unit were classified as assets held for sale.

Caspian Sea operations—During the six months ended, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and recognized a gain on the disposal of the discontinued operations of $173 million.  Under a transition services agreement, we have agreed to perform certain services for the buyer through September 2011.

Summarized results of discontinued operations—The summarized results of operations for our discontinued operations included in income from discontinued operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating revenues	$22	$26	$48	$49
Costs and expenses	18	18	$41	57
Income (loss) from discontinued operations before income tax benefit	4	8	7	(8)
Income tax benefit (expense)	(2)	—	(2)	18
Gain on disposal of discontinued operations, net	—	—	173	—

Income from discontinued operations, net of tax	$2	$8	$178	$10

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2011, we had $3.4 billion in cash and cash equivalents.  During the six months ended June 30, 2011, our primary sources of cash were our cash flows from operating activities and asset sales, and our primary uses of cash were our capital expenditures, primarily associated with our newbuild construction projects, payment of the first of four installments of our distribution of qualifying additional paid-in capital and repayments of borrowings under the credit facilities of our consolidated variable interest entities.

	Six months ended June 30,
	2011	2010	Change
	(In millions)
Cash flows from operating activities
Net income	$504	$1,405	$(901)
Amortization of drilling contract intangibles	(20)	(62)	42
Depreciation and amortization	713	767	(54)
Gain on disposal of discontinued operations, net	(173)	—	(173)
Gain on disposal of assets, net	(7)	(254)	247
Other non-cash items	127	272	(145)
Changes in operating assets and liabilities, net	(414)	313	(727)
	$730	$2,441	$(1,711)

Net cash provided by operating activities decreased primarily due to less cash generated from net income and an increase in working capital.

	Six months ended June 30,
	2011	2010	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(533)	$(669)	$136
Proceeds from disposal of assets, net	18	51	(33)
Proceeds from disposal of discontinued operations	259	—	259
Proceeds from insurance recoveries for loss of drilling unit	—	560	(560)
Other, net	(33)	15	(48)
	$(289)	$(43)	$(246)

Net cash used in investing activities increased primarily due to proceeds from insurance recoveries for the loss of Deepwater Horizon received during the six months ended June 30, 2010 with no comparable activity in the six months ended June 30, 2011.  Partially offsetting this increase of cash used in investing activities were increased proceeds from our disposal of discontinued operations and reduced capital expenditures during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	Six months ended June 30,
	2011	2010	Change
	(In millions)
Cash flows from financing activities
Change in short-term borrowings, net	$56	$(177)	$233
Proceeds from debt	5	54	(49)
Repayments of debt	(249)	(275)	26
Distribution of qualifying additional paid-in capital	(254)	—	(254)
Purchases of shares held in treasury	—	(240)	240
Other, net	(4)	(2)	(2)
	$(446)	$(640)	$194

Net cash used in financing activities decreased primarily due to increases in short-term borrowings relative to the prior year period and purchases of shares held in treasury during the six months ended June 30, 2010 with no comparable activity during the six months ended June 30, 2011.  Partially offsetting the decrease of cash used in financing activities was the payment of the first of four installments of our distribution of qualifying additional paid-in capital, approved by our shareholders on May 13, 2011, and paid during the six months ended June 30, 2011.

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

Capital expenditures, including capitalized interest of $25 million, totaled $533 million during the six months ended June 30, 2011, substantially all of which related to our contract drilling services operating segment.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our remaining major construction projects and projects completed during 2010 and the six months ended June 30, 2011 (in millions):
	Total costs through June 30, 2011	Expected costs for the remainder of 2011	Estimated costs thereafter	Total estimated costs at completion
Deepwater Champion (a)(b)	$782	$—	$—	$782
Discoverer India (b)	744	—	—	744
Discoverer Luanda (b)(c)	717	—	—	717
Discoverer Inspiration (b)	679	—	—	679
Dhirubhai Deepwater KG2 (b)(d)	677	—	—	677
Transocean Honor (e)	169	31	—	200
High-Specification Jackup TBN1 (f)	78	37	75	190
High-Specification Jackup TBN2 (f)	78	—	112	190
High-Specification Jackup TBN3 (g)	10	68	117	195
Capitalized interest	297	9	25	331
Mobilization costs	107	—	28	135
Total	$4,338	$145	$357	$4,840
______________________
(a)	These costs include our initial investment in Deepwater Champion of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe in November 2007.
(b)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of June 30, 2011.
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

(e)
In November 2010, we purchased a PPL Pacific Class 400 design jackup, to be named Transocean Honor.  The High-Specification Jackup is under construction at PPL Shipyard Pte Ltd. in Singapore and is expected for delivery in the fourth quarter of 2011.

(f)
In December 2010, we purchased two Keppel FELS Super B class design jackups.  The two High-Specification Jackups TBN1 and TBN2 are under construction at Keppel FELS’ yard in Singapore and are expected for delivery in the fourth quarter of 2012 and first quarter of 2013, respectively.

(g)
In June 2011, we purchased a Keppel FELS Super B class design jackup.  The High-Specification Jackup  TBN3 is under construction at Keppel FELS’ yard in Singapore and is expected for delivery in the third quarter of 2013.

For the year ended December 31, 2011, we expect capital expenditures to be approximately $1.1 billion, approximately $443 million of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory requirements and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, the availability of suppliers to recertify equipment for enhanced regulations and the market demand for components and resources required for drilling unit construction.

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the Five-Year Revolving Credit Facility (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings.

Dispositions—During the six months ended June 30, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20 and the Standard Jackup Transocean Mercury.  The sale of Trident 20 reflected our decision to discontinue operations in the Caspian Sea (see “—Operating Results—Discontinued Operations”).  In connection with the sale of Transocean Mercury, we received net cash proceeds of $10 million and recognized a gain on disposal of the drilling unit of $9 million.

Assets held for sale—During the six months ended June 30, 2011, in addition to our plan to sell the assets associated with our oil and gas properties reporting unit (see “—Operating Results—Discontinued Operations”), we also committed to a plan to sell our Standard Jackups GSF Britannia, GSF Labrador, and George H. Galloway and related equipment.  At June 30, 2011, our assets held for sale included (a) these three Standard Jackups and related equipment and (b) our oil and gas properties with net aggregate carrying amounts of $71 million and $68 million, respectively.  In July 2011, we completed the sale of the Standard Jackup GSF Labrador and the swamp barge Searex IV, and we received net proceeds of $54 million and $9 million, respectively.

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

Our access to debt and equity markets may be limited due to a variety of events, including among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The uncertainty related to our potential liabilities from the Macondo well incident, has had, and could continue to have, an impact on our business and our financial condition.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Uncertainty related to our potential liabilities from the Macondo well incident has impacted our share price and could impact our ability to access capital markets in the future.

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

In May 2009, our shareholders approved, and our board of directors subsequently authorized management to implement, a program to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $4.4 billion at an exchange rate as of July 26, 2011 of USD 1.00 to CHF 0.80.  See “—Share repurchase program.”

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

Notes receivable—In connection with our disposal of GSF Arctic II and GSF Arctic IV in January 2010, we received two notes in the aggregate amount of $165 million.  The notes bear a fixed interest rate of nine percent and require scheduled quarterly installments of principal and interest with a final payment in 2015.  The vessels are pledged as security for the payment and performance of obligations under the notes.  Additionally, we have committed to provide the purchaser of the drilling units with a working capital loan, which is also secured by the drilling units, that has a stated interest rate of 10 percent and a maximum borrowing amount of $35 million.  At July 26, 2011, the notes receivable and working capital loan receivable had aggregate carrying amounts of $108 million and $35 million, respectively.

Bank credit agreements—We have a $2.0 billion five-year revolving credit facility, which is scheduled to expire on November 27, 2012, under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007 (the “Five-Year Revolving Credit Facility”).  The Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of June 30, 2011, our debt to tangible capitalization ratio was 0.47 to 1.0.  In order to borrow under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  We are not required to make any representation to the lenders as to the absence of a material adverse effect.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  Although credit rating downgrades below investment grade do not constitute an event of default under the Five-Year Revolving Credit Facility, our commitment fee and lending margin are subject to change based on our credit rating.  A default under our public debt indentures could trigger a default under the Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility and the commercial paper program for which it provides liquidity.  As of July 26, 2011, we had $41 million in letters of credit issued, we had $1.9 billion available borrowing capacity and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

Commercial paper program—We maintain a commercial paper program, which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes up to a maximum aggregate outstanding amount of $1.5 billion.  At July 26, 2011, $125 million in commercial paper was outstanding at a weighted-average interest rate of 0.9 percent, including commissions.

6.625% Notes—In April 2001, we issued $700 million aggregate principal amount of 6.625% Notes due April 2011 and $600 million aggregate principal amount of 7.5% Notes due April 2031.  On April 15, 2011, we repaid the 6.625% Notes at maturity using existing cash balances.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan bears interest at a rate of 1.45 percent and requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility bear interest at rates of 2.25 percent and 1.45 percent, respectively, and are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  At July 26, 2011, $1.0 billion was outstanding under the TPDI Credit Facilities, of which $508 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on July 26, 2011 was 1.8 percent.

In April 2010, TPDI obtained a letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.

TPDI Notes—TPDI has issued promissory notes payable to Quantum and one of our subsidiaries (the “TPDI Notes”).  The TPDI Notes bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of two percent and have maturities through October 2019.  As of July 26, 2011, $296 million in promissory notes were outstanding, $148 million of which was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on July 26, 2011 was 2.4 percent.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A and one of our subsidiaries provides the commitment for Tranche C.  Tranche A bears interest at LIBOR plus the applicable margin of 0.725 percent and requires semi-annual payments with a final payment in December 2017.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At July 26, 2011, $203 million was outstanding under Tranche A at a weighted-average interest rate of 1.12 percent.  At July 26, 2011, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility is payable in full in December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  At July 26, 2011, $78 million was outstanding under the ADDCL Secondary Loan Facility, of which $51 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on July 26, 2011 was 3.4 percent.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6.0 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  As of July 26, 2011, $685 million was outstanding under the capital lease contract.

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

Convertible Senior Notes—In December 2007, we issued $6.6 billion aggregate principal amount of Convertible Senior Notes.  Our Convertible Senior Notes may be converted at a rate of 6.0007 shares per $1,000 note, equivalent to a conversion price of $166.65 per share.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The conversion rate is subject to increase upon the occurrence of certain fundamental changes and adjustment upon certain other corporate events, such as the distribution of qualifying additional paid-in capital, approved by our shareholders in May 2011.

Holders of the Series B Convertible Senior Notes have the right to require us to repurchase their notes on December 15, 2011.  In addition, holders of each remaining series of the Convertible Senior Notes will have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  The aggregate principal amount of Convertible Senior Notes outstanding as of July 26, 2011 was $3.4 billion.

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  In May 2011, we recognized a distribution payable in the amount of approximately $1.0 billion, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 15, 2011, we paid the first installment, in the aggregate amount of $254 million, to shareholders of record as of May 20, 2011.  At June 30, 2011, the carrying amount of the unpaid distribution payable was $762 million.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $4.4 billion at an exchange rate as of July 26, 2011 of USD 1.00 to CHF 0.80.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  As of July 26, 2011, we have repurchased 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.  See “—Overview.”

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of July 26, 2011, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately four percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves, or free reserves as presented on our Swiss statutory balance sheet, to create the free reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, in order to comply with new requirements of the Swiss federal tax authorities, the board of directors proposed that 3.2 billion Swiss francs, which is the remaining amount authorized under the share repurchase program, be reallocated from free reserve to legal reserve, reserve from capital contributions.  These reserves will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately six percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it were to do so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Redeemable noncontrolling interest—Quantum owns the 50 percent interest in TPDI that is not owned by us.  We present its interest in TPDI as redeemable noncontrolling interest on our condensed consolidated balance sheets since Quantum has the unilateral right to exchange its interest in TPDI for our shares or cash, at its election, measured at an amount based on an appraisal of the fair value of the drillships, subject to certain adjustments.

Contractual obligations—As of June 30, 2011, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010, except as noted below, presented at face value.

	For the years ending December 31,
	Total	2011	2012 - 2013	2014 - 2015	Thereafter
	(in millions)
Contractual obligations
Distribution of qualifying additional paid-in capital	$762	$508	$254	$—	$—

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

As of June 30, 2011, the total liability for unrecognized tax benefit related to uncertain tax positions was $756 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial commitments—As of June 30, 2011, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010.

Derivative instruments

We have established policies and procedures for derivative instruments, which have been approved by our board of directors.  These policies and procedures require that our Chief Financial Officer approve derivative instruments before we enter in such transactions.  From time to time, we may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates and foreign exchange rates.  We do not enter into derivative transactions for speculative purposes; however, we may enter into certain transactions that do not meet the criteria for hedge accounting.  See Notes to Condensed Consolidated Financial Statements—Note 10—Derivatives and Hedging.

Contingencies

Except with respect to the following, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 14—Contingencies and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2010.  As of June 30, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  There can be no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Macondo well incident

Litigation—In April 2011, several defendants in the Macondo litigation before the Multi-District Litigation Panel (“MDL”) filed cross-claims and/or third-party claims against Transocean entities and other defendants.  BP Exploration and Production and/or its affiliates (“BP”) filed a claim seeking contribution under the Oil Pollution Act of 1990 (“OPA”) and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  Anadarko Petroleum Corporation (“Anadarko”), which owns a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services, filed a claim seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims for indemnity and contribution.

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

The DOJ convened a grand jury in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident and on April 13, 2011, the grand jury issued a subpoena requesting documents from us.

Internal investigation—Following the incident, we commissioned an internal investigation team comprised of experts from relevant technical fields and specialists in accident investigation to gather, review and analyze the facts and information surrounding the incident to determine its causes.  On June 22, 2011, the internal investigation team issued its report, finding that the Macondo well incident was the result of a succession of interrelated well design, construction, and temporary abandonment decisions that compromised the integrity of the well and compounded the likelihood of its failure.

Insurance coverage–In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our $950 million excess liability insurance program.  In response, many of our insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligation to the operator.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  We, Anadarko and MOEX have each entered into the declaratory judgment actions.  The actions have been transferred to the MDL for discovery purposes in the U.S. District Court, Eastern District of Louisiana.

At the time of the Macondo well incident, our excess liability insurance program, exclusive of a $15 million deductible and a $50 million self-insured layer, consisted of two $150 million first and second layers, two $200 million third and fourth layers and a $250 million fifth layer.  The $250 million fifth layer contains different contractual terms, compared to the first four layers, with regard to additional insured status, such that we believe with reasonable certainty that BP, Anadarko and MOEX do not have contractual right to additional insured status under the fifth layer of our insurance program.

On June 17, 2011, certain insurance companies of our excess liability policies filed a complaint for interpleader with the MDL regarding the insurance proceeds to be paid pursuant to the $150 million first layer of our excess liability coverage to ensure that correct payments are made to the proper persons and entities according to the court’s oversight.  In their complaint for interpleader, the insurers state that we have a right to coverage (subject to certain terms, conditions, limitations and exclusions) and that they specifically dispute that BP, Anadarko and MOEX are unrestricted additional insured parties under the policy.  The insurers further request relief from the court to, among other things, reimburse us for properly submitted, reasonable and covered claims submitted to date and in the future.

Due to the uncertainties related to the court’s ultimate decision with respect to the funds submitted to the court by our insurers and surrounding the timing of any release of such funds, there can be no assurance that we will receive any proceeds submitted to the court or that insurers subscribing to additional layers of our excess liability program will not file similar interpleader actions.  Ultimately, these interpleader actions may limit the amount of insurance coverage otherwise available to us and may have a material adverse effect on our future consolidated statements of operations or cash flows.  Given different contractual terms with respect to additional insured status in the policy related to the $250 million fifth layer, we believe that, even if our existing claims are deemed to be unrecoverable under the first four layers, these existing claims will be recoverable under the $250 million fifth layer.  Due to the uncertainties noted above, we may not be able to recognize an asset associated with the recoverability of all or a portion of future claims.

See Notes to Condensed Consolidated Financial Statements—Note 12—Contingencies.

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

Excess liability coverage—We completed the renewal of our excess liability insurance coverage effective May 1, 2011.  We carry $793 million of commercial market excess liability coverage, exclusive of deductibles and our self-insured retentions, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Through our wholly-owned captive insurance company, we have retained the risk of $157 million excess liability coverage, of which we have re-insured $25 million in the commercial market.  Together, these components comprise our $950 million aggregate excess liability coverage, which is subject to a $50 million per occurrence deductible.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on crew personal injury liability and on collision liability claims and (2) a separate $5 million per occurrence deductible on other third-party non-crew claims.  These types of excess liability coverages are subject to an additional aggregate self-insured retention of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the $50 million is exhausted.  We generally retain the risk for any liability losses in excess of $1.0 billion.

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

See Notes to Condensed Consolidated Financial Statements—Note 12—Contingencies—Retained risk.

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

U.S. tax investigations—With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, reducing the total proposed adjustment to approximately $79 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  If the authorities were to continue to pursue this transfer pricing position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  As discussed below, the authorities have raised this transfer pricing issue with respect to our 2006 and 2007 U.S. federal income tax returns.  Although we believe the transfer pricing for these charters is materially correct, to date we have been unable to reach a resolution with the tax authorities.  This matter will be heard in U.S. Tax Court in January 2012.

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

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $163 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments in the aggregate amount of approximately $92 million, exclusive of interest.  We believe that our U.S. tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external advisors on these transactions.  The authorities issued tax assessments of approximately $290 million, plus interest, related to certain restructuring transactions, approximately $127 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $76 million, plus interest, related to a 2001 dividend payment, and approximately $8 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We may be required to provide some form of financial security, in an amount up to $1.1 billion, including interest and penalties, for these assessed amounts as this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  We believe these charges are without merit and plan to vigorously defend our subsidiaries to the fullest extent.  We intend to vigorously contest any assertions by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil and criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $125 million, plus a 75 percent penalty of $94 million and interest of $159 million through June 30, 2011.  An unfavorable outcome on these assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

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

See Notes to Condensed Consolidated Financial Statements—Note 5—Income Taxes.

Regulatory matters

For a discussion of regulatory matters, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

Other matters

In addition, from time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  We have received and responded to an administrative subpoena from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) concerning our previous operations in Myanmar and a follow-up administrative subpoena from OFAC with questions relating to the previous Myanmar operations subpoena response and the self-reported shipment through Iran matter.  We are cooperating with OFAC and believe that all of our operations fully comply with applicable laws.  Although we are unable to predict the outcome of any of these matters, we do not expect the liability, if any, resulting from these inquiries to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2011, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements in this quarterly report on Form 10-Q and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk, primarily associated with our long-term and short-term debt.  For our debt obligations, including obligations of our consolidated variable interest entities, as of June 30, 2011, the following table presents our scheduled debt maturities in U.S. dollars and related weighted-average stated interest rates for the twelve months ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	06/30/11 (b)
Debt
Fixed rate	$1,703	$2,491	$21	$23	$1,124	$4,785	$10,147	$10,694
Average interest rate	1.56%	2.65%	7.76%	7.76%	5.01%	6.85%
Variable rate	$144	$—	$—	$—	$—	$—	$144	$144
Average interest rate	0.89%	—%	—%	—%	—%	—%

Debt of consolidated variable interest entities
Variable rate	$96	$98	$99	$329	$61	$203	$886	$886
Average interest rate	1.54%	1.53%	1.52%	1.87%	2.13%	2.09%

Interest rate swaps
Fixed to variable	$—	$750	$—	$—	$650	$—	$1,400	$(19)
Average pay rate	—%	3.42%	—%	—%	3.34%	—%
Average receive rate	—%	5.17%	—%	—%	4.95%	—%

Interest rate swaps of consolidated variable interest entities
Variable to fixed	$70	$70	$70	$298	$—	$—	$508	$15
Average pay rate	2.34%	2.34%	2.34%	2.34%	—%	—%
Average receive rate	0.6%	0.6%	0.6%	0.6%	—%	—%

______________________
(a) Expected maturity amounts are based on the face value of debt.

In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2011 and 2012, respectively.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk (see Notes to Condensed Consolidated Financial Statements—Note 10—Derivatives and Hedging).
(b) The fair values of our consolidated debt and interest rate swaps are presented as the aggregate fair value of the liability (asset) as of June 30, 2011.

At June 30, 2011, the face value of our consolidated variable-rate debt was approximately $1.9 billion, which represented 17 percent of the face value of our total debt, after giving effect to our hedging activities.  At June 30, 2011, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  At December 31, 2010, the face value of our consolidated variable-rate debt was approximately $1.2 billion, which represented 11 percent of the face value of our total debt, after giving effect to our hedging activities.  Based upon variable-rate debt amounts outstanding as of June 30, 2011 and December 31, 2010, a one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $19 million and $12 million, respectively.

The fair value of our debt was $11.7 billion and $11.5 billion at June 30, 2011 and December 31, 2010, respectively.  The $200 million increased fair value was primarily due to the following: (a) $391 million increased fair value due to changes in bond prices, (b) $56 million increased fair value due to additional outstanding commercial paper, partially offset by (c) $63 million decreased fair value due to net repayments of borrowings under the credit facilities of our consolidated variable interest entities and (d) $179 million decreased fair value due to the repayment of debt.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon our cash investments as of June 30, 2011 and December 31, 2010, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $34 million and $33 million, respectively.

Foreign Exchange Risk

We are exposed to foreign exchange risk associated with our international operations.  For a discussion of our foreign exchange risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to these previously reported matters during the six months ended June 30, 2011.

Item 4.	Controls and Procedures

Disclosure controls and procedures—In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 12—Contingencies and Note 16—Subsequent Events and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 14—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2010.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 5—Income Taxes.  As of June 30, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

Except as disclosed below, there have been no material changes from the risk factors as previously disclosed in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and “Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

We are subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We are subject to a variety of litigation and may be sued in additional cases.  Numerous lawsuits have been filed against us and unaffiliated defendants related to the Macondo well incident, and additional lawsuits may be filed in the future.  In addition, BP Exploration & Production Inc. (“BP”) has filed a claim against us seeking contribution with respect to liabilities under the Oil Pollution Act of 1990 (“OPA”) and alleging negligence and gross negligence.  Certain other defendants in the lawsuits have filed claims against us seeking, among other things, indemnification and contribution, including with respect to liabilities under the OPA, and alleging, among other things, negligence and gross negligence.  Additionally, BP and the non-operating interest owners of the Macondo well believe they are entitled to additional insured status under our excess liability insurance coverage.  To ensure that correct payments are made to the proper persons and entities according to the oversight of the Multi-District Litigation Panel (the “MDL”), the insurers of the first $150 million layer of the excess liability policies submitted the proceeds for this portion of our coverage to the MDL.  There can be no assurance that we will receive any such proceeds from the court or that insurers subscribing to additional layers of our $950 million excess liability policies will not take similar actions.  Ultimately, these actions may limit the amount of insurance coverage otherwise available to us and may have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident.”

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

Many investigations are ongoing in connection with the Macondo well incident, the outcome of which are unknown and could have a material adverse effect on us.  In addition, investigations have produced reports that are critical of us and our actions leading up to and in connection with the incident.

The Departments of Homeland Security and Interior have begun a joint investigation into the cause or causes of the Macondo well incident.  The U.S. Coast Guard and the Bureau of Ocean Energy Management, Regulation, and Enforcement (the “BOE”) share jurisdiction over the investigation into the incident.  In connection with the investigation, we received subpoenas from the Office of Inspector General of the Department of Interior for certain information.  In addition, the Chemical Safety Board has commenced an investigation and the President of the United States has established the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling to, among other things, examine the relevant facts and circumstances concerning the cause or causes of the Macondo well incident and develop options for guarding against future oil spills associated with offshore drilling.  Several companies involved in the incident, including us, have also undertaken their own investigations.  Many of these investigations have produced reports that are critical of us and our actions leading up to and in connection with the incident.  In addition, we have participated in hearings related to the incident before various committees and subcommittees of the House of Representatives and the Senate of the United States.  These hearings and the results of the governmental investigations may result in changes in laws and regulations that may have a material adverse effect on the level of liability that we expect in connection with the Macondo well incident.

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

Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S., but have certain U.S. connections, have repeatedly been introduced in the U.S. Congress.  Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident, including the use of “management and control” provisions to determine corporate residency, and proposals that could override certain tax treaties and limit treaty benefits on certain payments by U.S. subsidiaries to non-U.S. affiliates.  Additionally, Congressional committees have made inquiries into our tax practices.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material effect on our results of operations and cash flows.

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

The Norwegian authorities have issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years of 1999 through 2002, as well as inaccuracies in Norwegian financial statements for the periods of 1996 through 2001.  We cannot be certain that the Norwegian authorities will not be successful in proving their allegations in a Norwegian court of law.  If they are successful in proving our Norwegian tax returns are incomplete and inaccurate our earnings and cash flows from operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2011	527	$78.78	—	$3,560
May 2011	4,076	$69.62	—	$3,560
June 2011	1,114	$69.53	—	$3,560
Total	5,717	$70.44	—	$3,560
______________________
(1)
Total number of shares purchased in the second quarter of 2011 consists of 5,717 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion (which is equivalent to approximately $4.10 billion at an exchange rate as of June 30, 2011 of USD 1.00 to CHF 0.84.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through June 30, 2011, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Liquidity—Overview.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2011.

TRANSOCEAN LTD.

By:   /s/ Ricardo H. Rosa___________________________
Ricardo H. Rosa
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ John H. Briscoe___________________________
John H. Briscoe
Vice President and Controller
(Principal Accounting Officer)