Form 10-Q
period 2011-09-30
Transocean Ltd.
filed 2011-11-03
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
 (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 26, 2011, 319,855,270 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
UARTER ENDED SEPTEMBER 30, 2011

PART I.         FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(As adjusted)		(As adjusted)
Operating revenues
Contract drilling revenues	$2,061	$2,183	$6,097	$6,880
Contract drilling intangible revenues	12	23	32	85
Other revenues	169	75	591	374
	2,242	2,281	6,720	7,339
Costs and expenses
Operating and maintenance	1,540	1,202	4,391	3,735
Depreciation and amortization	362	388	1,075	1,155
General and administrative	67	59	200	180
	1,969	1,649	5,666	5,070
Loss on impairment	(3)	—	(28)	—
Gain (loss) on disposal of assets, net	(2)	2	5	256
Operating income	268	634	1,031	2,525

Other income (expense), net
Interest income	7	7	27	17
Interest expense, net of amounts capitalized	(151)	(142)	(443)	(415)
Other, net	(77)	(13)	(79)	(1)
	(221)	(148)	(495)	(399)
Income from continuing operations before income tax expense	47	486	536	2,126
Income tax expense	100	123	263	368
Income (loss) from continuing operations	(53)	363	273	1,758
Income (loss) from discontinued operations, net of tax	(7)	15	171	25

Net income (loss)	(60)	378	444	1,783
Net income attributable to noncontrolling interest	11	10	50	23
Net income (loss) attributable to controlling interest	$(71)	$368	$394	$1,760

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$(0.20)	$1.10	$0.69	$5.39
Earnings (loss) from discontinued operations	(0.02)	0.05	0.53	0.08
Earnings (loss) per share	$(0.22)	$1.15	$1.22	$5.47

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$(0.20)	$1.10	$0.69	$5.39
Earnings (loss) from discontinued operations	(0.02)	0.05	0.53	0.08
Earnings (loss) per share	$(0.22)	$1.15	$1.22	$5.47

Weighted-average shares outstanding
Basic	320	319	320	320
Diluted	320	319	320	320

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income (loss)	$(60)	$378	$444	$1,783

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit costs	(4)	1	(10)	(9)
Recognized components of net periodic benefit costs	7	7	19	13
Unrecognized loss on derivative instruments	(7)	(12)	(14)	(35)
Recognized loss on derivative instruments	3	3	8	9
Unrealized loss on marketable securities	(14)	—	(14)	—

Other comprehensive loss before income taxes	(15)	(1)	(11)	(22)
Income taxes related to other comprehensive loss	—	—	(2)	(1)
Other comprehensive loss, net of income taxes	(15)	(1)	(13)	(23)

Total comprehensive income (loss)	(75)	377	431	1,760
Total comprehensive income (loss) attributable to noncontrolling interest	6	—	43	(8)

Total comprehensive income (loss) attributable to controlling interest	$(81)	$377	$388	$1,768

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
		(As adjusted)
Assets
Cash and cash equivalents	$3,286	$3,394
Accounts receivable, net of allowance for doubtful accounts of $28 and $38 at September 30, 2011 and December 31, 2010, respectively	2,046	1,843
Materials and supplies, net of allowance for obsolescence of $76 and $70 at September 30, 2011 and December 31, 2010, respectively	578	514
Deferred income taxes, net	120	115
Assets held for sale	118	—
Other current assets	421	329
Total current assets	6,569	6,195

Property and equipment	26,886	26,721
Property and equipment of consolidated variable interest entities	2,248	2,214
Less accumulated depreciation	8,413	7,616
Property and equipment, net	20,721	21,319
Goodwill	8,132	8,132
Other assets	1,223	1,165
Total assets	$36,645	$36,811

Liabilities and equity
Accounts payable	$755	$832
Accrued income taxes	23	109
Debt due within one year	1,830	1,917
Debt of consolidated variable interest entities due within one year	96	95
Other current liabilities	1,566	883
Total current liabilities	4,270	3,836

Long-term debt	8,402	8,354
Long-term debt of consolidated variable interest entities	772	855
Deferred income taxes, net	588	575
Other long-term liabilities	1,730	1,791
Total long-term liabilities	11,492	11,575

Commitments and contingencies
Redeemable noncontrolling interest	71	25

Shares, CHF 15.00 par value, 335,235,298 authorized, 167,617,649 conditionally authorized, 335,235,298 issued at September 30, 2011 and December 31, 2010; 319,853,371 and 319,080,678 outstanding at September 30, 2011 and December 31, 2010, respectively	4,493	4,482
Additional paid-in capital	6,545	7,504
Treasury shares, at cost, 2,863,267 held at September 30, 2011 and December 31, 2010	(240)	(240)
Retained earnings	10,363	9,969
Accumulated other comprehensive loss	(338)	(332)
Total controlling interest shareholders’ equity	20,823	21,383
Noncontrolling interest	(11)	(8)
Total equity	20,812	21,375
Total liabilities and equity	$36,645	$36,811

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Nine months ended September 30,
	2011	2010
		(As adjusted)
Shares outstanding
Balance, beginning of period	319	321
Issuance of shares under share-based compensation plans	1	1
Purchases of shares held in treasury	—	(3)
Balance, end of period	320	319
Shares
Balance, beginning of period	$4,482	$4,472
Issuance of shares under share-based compensation plans	11	9
Balance, end of period	$4,493	$4,481
Additional paid-in capital
Balance, beginning of period	$7,504	$7,407
Share-based compensation	74	79
Issuance of shares under share-based compensation plans	(17)	(13)
Obligation for distribution of qualifying additional paid-in capital	(1,017)	—
Other, net	1	4
Balance, end of period	$6,545	$7,477
Treasury shares, at cost
Balance, beginning of period	$(240)	$—
Purchases of shares held in treasury	—	(240)
Balance, end of period	$(240)	$(240)
Retained earnings
Balance, beginning of period	$9,969	$9,008
Net income attributable to controlling interest	394	1,760
Balance, end of period	$10,363	$10,768
Accumulated other comprehensive loss
Balance, beginning of period	$(332)	$(335)
Other comprehensive income (loss) attributable to controlling interest	(6)	8
Balance, end of period	$(338)	$(327)
Total controlling interest shareholders’ equity
Balance, beginning of period	$21,383	$20,552
Total comprehensive income attributable to controlling interest	388	1,768
Share-based compensation	74	79
Issuance of shares under share-based compensation plans	(6)	(4)
Purchases of shares held in treasury	—	(240)
Obligation for distribution of qualifying additional paid-in capital	(1,017)	—
Other, net	1	4
Balance, end of period	$20,823	$22,159
Noncontrolling interest
Balance, beginning of period	$(8)	$7
Total comprehensive loss attributable to noncontrolling interest	(3)	(8)
Other, net	—	4
Balance, end of period	$(11)	$3
Total equity
Balance, beginning of period	$21,375	$20,559
Total comprehensive income	385	1,760
Share-based compensation	74	79
Issuance of shares under share-based compensation plans	(6)	(4)
Purchases of shares held in treasury	—	(240)
Obligation for distribution of qualifying additional paid-in capital	(1,017)	—
Other, net	1	8
Balance, end of period	$20,812	$22,162

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Cash flows from operating activities
Net income (loss)	$(60)	$378	$444	$1,783
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(12)	(23)	(32)	(85)
Depreciation and amortization	362	388	1,075	1,155
Share-based compensation expense	20	26	74	79
Loss on impairment	3	—	28	—
(Gain) loss on disposal of discontinued operations, net	4	—	(169)	—
(Gain) loss on disposal of assets, net	2	(2)	(5)	(256)
Amortization of debt issue costs, discounts and premiums, net	33	48	95	148
Deferred income taxes	(14)	(40)	2	(74)
Other, net	82	30	93	62
Changes in deferred revenue, net	(36)	47	7	205
Changes in deferred expenses, net	18	(18)	(66)	(55)
Changes in operating assets and liabilities	90	(125)	(324)	188
Net cash provided by operating activities	492	709	1,222	3,150

Cash flows from investing activities
Capital expenditures	(137)	(300)	(670)	(969)
Investment in marketable security	(199)	—	(199)	—
Proceeds from disposal of assets, net	88	—	106	51
Proceeds from disposal of discontinued operations, net	—	—	259	—
Proceeds from insurance recoveries for loss of drilling unit	—	—	—	560
Payment for settlement of forward exchange contract, net	(78)	—	(78)	—
Other, net	6	2	(27)	17
Net cash used in investing activities	(320)	(298)	(609)	(341)

Cash flows from financing activities
Change in short-term borrowings, net	2	46	58	(131)
Proceeds from debt	—	2,000	5	2,054
Repayments of debt	(23)	(691)	(272)	(966)
Distribution of qualifying additional paid-in capital	(254)	—	(508)	—
Purchases of shares held in treasury	—	—	—	(240)
Other, net	—	(18)	(4)	(20)
Net cash provided by (used in) financing activities	(275)	1,337	(721)	697

Net increase (decrease) in cash and cash equivalents	(103)	1,748	(108)	3,506
Cash and cash equivalents at beginning of period	3,389	2,888	3,394	1,130
Cash and cash equivalents at end of period	$3,286	$4,636	$3,286	$4,636

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  Our mobile offshore drilling fleet is considered one of the most modern and versatile fleets in the world.  Specializing in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services, we contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At September 30, 2011, we owned or had partial ownership interests in and operated 133 mobile offshore drilling units.  As of this date, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 50 Standard Jackups and one Other Rig.  We also have four High-Specification Jackups under construction.  See Note 10—Drilling Fleet.

    On August 26, 2011, we commenced an all cash voluntary offer (the “Offer”) for 100 percent of the shares of Aker Drilling ASA (“Aker Drilling”), a Norwegian company listed on the Oslo Stock Exchange, for NOK 26.50 per share.  Aker Drilling operates two Harsh Environment, Ultra-Deepwater semi-submersibles currently on long-term contracts to Statoil ASA and Det norske oljeselskap ASA in Norway.  In 2014, we expect to take delivery of two Ultra-Deepwater drillships currently under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea.  The Offer price represented an equity market capitalization of approximately NOK 7.93 billion, or $1.43 billion based on an exchange rate of NOK 5.53 to USD 1.00.  See Note 4—Marketable Security and Note 18—Subsequent Events.

We also provide oil and gas drilling management services, drilling engineering and drilling project management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  ADTI conducts drilling management services primarily on either a dayrate or a completed-project, fixed-price (or “turnkey”) basis.  We also participated in oil and gas exploration, development and production activities through our oil and gas subsidiaries, Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), which were classified as discontinued operations as of September 30, 2011.  See Note 8—Discontinued Operations and Note 18—Subsequent Events.

Note 2—Significant Accounting Policies

Basis of presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 included in our annual report on Form 10-K filed on February 28, 2011.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Principles of consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over the entity, which either (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the entity.  See Note 5—Variable Interest Entities.

Share-based compensation—Share-based compensation expense was $20 million and $74 million for the three and nine months ended September 30, 2011, respectively.  Share-based compensation expense was $26 million and $79 million for the three and nine months ended September 30, 2010, respectively.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $5 million and $30 million for the three and nine months ended September 30, 2011, respectively.  We capitalized interest costs for construction work in progress of $20 million and $67 million for the three and nine months ended September 30, 2010, respectively.

Reclassifications—We have made certain reclassifications, which did not have an effect on net income, to prior period amounts to conform with the current period’s presentation, including certain reclassifications to our condensed consolidated statement of financial position, results of operations and cash flows to present our oil and gas properties operating segment and our Caspian Sea operations as discontinued operations (see Note 8—Discontinued Operations).  Other reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 18—Subsequent Events.

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

Intangibles-goodwill and other—Effective January 1, 2012, we will adopt the accounting standards update that amends the goodwill impairment testing requirements by giving an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether the two-step impairment test is required.  The update is effective for goodwill impairment tests performed for annual and interim periods beginning after December 15, 2011.  Early adoption is permitted.  We do not expect that our adoption will have a material effect on our consolidated financial statements.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Marketable Security

On August 14, 2011, we entered into an irrevocable agreement with Aker Capital AS to acquire its 41 percent interest in Aker Drilling through (a) the purchase of 15 million shares, representing approximately 5.0 percent of the outstanding shares of Aker Drilling, and (b) a pre-commitment agreement for the remaining 108 million shares, representing 36.0 percent of the outstanding shares, to be purchased by us pursuant to the Offer.  In addition, we received irrevocable pre-commitments from other shareholders to purchase 19.5 percent of the outstanding shares of Aker Drilling, bringing the total irrevocable commitments to 60.5 percent of the Aker Drilling outstanding shares.

After receiving clearance by the Oslo Stock Exchange on August 26, 2011, we launched an all cash offer for 100 percent of the shares of Aker Drilling for NOK 26.50 per share.  The Offer commenced on August 26, 2011 and ended on September 23, 2011.

At September 30, 2011, we held a 13.7 percent interest in Aker Drilling, a marketable security recorded in other assets with an aggregate carrying amount of $185 million.  During the three months ended September 30, 2011, we incurred acquisition costs of $5 million related to the offer, recognized in general and administrative expense.  See Note 18—Subsequent Events.

Note 5—Variable Interest Entities

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

	September 30, 2011			December 31, 2010
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$1,575	$692	$883	$1,598	$763	$835
ADDCL	889	330	559	864	345	519
Total	$2,464	$1,022	$1,442	$2,462	$1,108	$1,354

Unconsolidated variable interest entity—As holder of two notes receivable and a lender under a working capital loan, we hold a variable interest in Awilco Drilling plc (“Awilco”), a U.K. company (see Note 10—Drilling Fleet).  The notes receivable, originally issued in exchange for and secured by two drilling units, have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  Additionally, we provide Awilco with a working capital loan, also secured by the drilling units, that has a stated interest rate of 10 percent and a maximum borrowing amount of $35 million.  We evaluate the credit quality and financial condition of Awilco quarterly.  The aggregate carrying amount of the notes receivable was $109 million at both September 30, 2011 and December 31, 2010.  The aggregate carrying amount of the working capital loan receivable was $35 million and $6 million at September 30, 2011 and December 31, 2010, respectively.

In the three months ended September 30, 2011, we determined that Awilco no longer met the definition of a variable interest entity following its private placement and list of shares on the Oslo Stock Exchange and the successful marketing of its two drilling units.

Note 6—Impairments

Assets held for sale—In the three and nine months ended September 30, 2011, we recognized aggregate losses of $3 million ($0.01 per diluted share from continuing operations), which had no tax effect, and $28 million ($0.09 per diluted share from continuing operations),which had a tax effect of less than $1 million, respectively, associated with the impairment of GSF Britannia, George H. Galloway, GSF Labrador and Searex IV, which were each classified as an asset held for sale at the time of impairment.  We measured the impairment as the amount by which the carrying amounts of these rigs and related assets exceeded the estimated fair values less costs to sell the rigs and related assets.  We estimated the fair values of the rigs and related assets using significant observable inputs, including binding sale and purchase agreements for the assets.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 7—Income Taxes

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

Our estimated annual effective tax rates were 34.1 percent and 17.6 percent for the nine months ended September 30, 2011 and September 30, 2010, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

Deferred taxes—The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	September 30, 2011	December 31, 2010
Valuation allowance for non-current deferred tax assets	$170	$164

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	September 30, 2011	December 31, 2010
Unrecognized tax benefits, excluding interest and penalties	$507	$485
Interest and penalties	259	235
Unrecognized tax benefits, including interest and penalties	$766	$720

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2000.  For the nine months ended September 30, 2011 and September 30, 2010, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations was insignificant.

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

U.S. tax investigations—With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, resulting in a total proposed adjustment of approximately $79 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities.  This matter is scheduled to be heard in U.S. Tax Court in February 2012.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $160 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments for the 2006 and 2007 audits in the aggregate amount of approximately $88 million, exclusive of interest.  We believe that our tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of (a) approximately $268 million plus interest, related to certain restructuring transactions, (b) approximately $117 million plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, (c) approximately $71 million plus interest, related to a 2001 dividend payment and (d) approximately $7 million plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  With respect to the tax assessment related to the migration of a subsidiary, we intend to provide a guarantee in the amount of approximately $120 million, plus interest, while this dispute is addressed by the Norwegian courts.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $794 million, including interest and penalties, for these other assessed amounts while these disputes are appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  We believe these charges are without merit and plan to vigorously defend our subsidiaries to the fullest extent.  We intend to vigorously contest any assertions by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on these Norwegian civil and criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  However, while we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.  See Note 18—Subsequent Events.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $125 million, plus a 75 percent penalty of $93 million and $165 million of interest through September 30, 2011.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.

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

Note 8—Discontinued Operations

Oil and gas properties—In March 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  At September 30, 2011, the oil and gas properties and related assets of this reporting unit were classified as assets held for sale.  See Note 18—Subsequent Events.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Caspian Sea operations—In February 2011, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and recognized a gain on the disposal of the discontinued operations of $169 million ($0.53 per diluted share from discontinued operations), which had no tax effect.  Through June 2011, we continued to operate Trident 20 under a bareboat charter to perform services for the customer and the buyer reimbursed us for the approximate cost of providing these services.  Additionally, we provided certain transition services to the buyer through September 2011.

Summarized results of discontinued operations—The summarized results of operations included in income from discontinued operations, were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating revenues	$11	$28	$59	$77
Costs and expenses	5	18	46	73
Loss on impairment (a)	4	—	4	2
Income from discontinued operations before income tax expense	2	10	9	2
Gain (loss) on disposal of discontinued operations, net	(4)	—	169	—
Income tax benefit (expense)	(5)	5	(7)	23

Income (loss) from discontinued operations, net of tax	$(7)	$15	$171	$25
_________________________

(a)
In the three and nine months ended September 30, 2011, we recognized a loss on impairment of the oil and gas properties since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.  We estimated fair value based on unobservable inputs that require significant judgment for which there is little or no market data, including non-binding price quotes from unaffiliated parties.  In the nine months ended September 30, 2010, we recognized a loss on impairment of goodwill associated with the oil and gas properties reporting unit.

Assets and liabilities of discontinued operations—As of September 30, 2011, our oil and gas properties and related assets were classified as assets held for sale.  As a result of our decision to discontinue these operations and the operations of our Caspian Sea subsidiary, we also reclassified the assets and liabilities associated with our discontinued operations to other current assets, other assets, other current liabilities and other long-term liabilities as of December 31, 2010.  The carrying amounts of the major classes of assets and liabilities associated with these operations were classified as follows (in millions):

	September 30, 2011	December 31, 2010
Assets
Oil and gas properties, net	$54	$—
Other related assets	9	—
Assets held for sale	$63	$—

Accounts receivable	$13	$22
Other assets	1	17
Other current assets	$14	$39

Rig and related equipment, net	$—	$86
Oil and gas properties, net	—	53
Other assets	$—	$139

Liabilities
Accounts payable	$13	$15
Other liabilities	31	13
Other current liabilities	$44	$28

Asset retirement obligation	$—	$9
Deferred taxes	—	19
Other long-term liabilities	$—	$28

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9—Earnings (Loss) Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted per share earnings (losses) from continuing operations was as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share			(As adjusted)				(As adjusted)
Income (loss) from continuing operations attributable to controlling interest	$(64)	$(64)	$353	$353	$223	$223	$1,735	$1,735
Undistributed earnings allocable to participating securities	—	—	(1)	(1)	(1)	(1)	(9)	(9)
Income (loss) from continuing operations available to shareholders	$(64)	$(64)	$352	$352	$222	$222	$1,726	$1,726

Denominator for earnings (loss) per share
Weighted-average shares outstanding	320	320	319	319	320	320	320	320
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	320	320	319	319	320	320	320	320

Per share earnings (loss) from continuing operations	$(0.20)	(0.20)	$1.10	$1.10	$0.69	$0.69	$5.39	$5.39

    For the three and nine months ended September 30, 2011, respectively, 2.9 million and 1.8 million share-based awards were excluded from the calculation since the effect would have been anti-dilutive.  For the three and nine months ended September 30, 2010, respectively, 2.3 million and 2.1 million share-based awards were excluded from the calculation since the effect would have been anti-dilutive.

The 1.625% Series A Convertible Senior Notes, 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.  See Note 11—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Drilling Fleet

Expansion—Construction work in progress, recorded in property and equipment, was $899 million and $1.5 billion at September 30, 2011 and December 31, 2010, respectively.  Capital expenditures and other capital additions, including capitalized interest, for our major construction projects that were ongoing during the nine months ended September 30, 2011 or during the year ended December 31, 2010 were as follows (in millions):

	Nine months ended September 30, 2011	Through December 31, 2010	Total costs
Transocean Honor (a)	$76	$97	$173
High-Specification Jackup TBN1 (b)	70	9	79
High-Specification Jackup TBN2 (b)	70	9	79
Deepwater Champion (c)(d)	43	733	776
Discoverer Luanda (d)(e)	11	709	720
High-Specification Jackup TBN3 (f)	10	—	10
Discoverer India (d)	6	744	750
Discoverer Inspiration (d)	—	679	679
Dhirubhai Deepwater KG2 (d)(g)	—	677	677
Capitalized interest	30	273	303
Mobilization costs	20	100	120
Total	$336	$4,030	$4,366
__________________________

(a)
In November 2010, we purchased a PPL Pacific Class 400 design jackup, to be named Transocean Honor.  The High-Specification Jackup is under construction at PPL Shipyard Pte Ltd. in Singapore and is expected for delivery in the fourth quarter of 2011.

(b)
In December 2010, we purchased two Keppel FELS Super B class design jackups.  The two High-Specification Jackups TBN1 and TBN2 are under construction at Keppel FELS’ yard in Singapore and are expected for delivery in the first quarter of 2013.

(c)
The costs for Deepwater Champion include our initial investment of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”) in November 2007.

(d)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of September 30, 2011.

(e)
The costs for Discoverer Luanda represent 100 percent of expenditures incurred since inception.  ADDCL is responsible for all of these costs.  We hold a 65 percent interest in the ADDCL joint venture, and Angco Cayman Limited holds the remaining 35 percent interest.

(f)
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

Repair and maintenance costs—As a result of enhanced requirements for third-party inspections and certification of well control equipment, we updated our guidelines under our existing periodic survey and drydock cost policy to include these new inspections and certification costs.  During the three months ended September 30, 2011, in accordance with our updated guidelines, we recognized $59 million of expense related to prior periods, approximately $50 million of which was related to costs capitalized in prior quarters of 2011.

Dispositions—During the nine months ended September 30, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20.  The sale of Trident 20 reflected our decision to discontinue operations in the Caspian Sea (see Note 8—Discontinued Operations).  In addition, during the nine months ended September 30, 2011, we completed the sales of the swamp barge Searex IV and the Standard Jackups Transocean Mercury, GSF Britannia, George H. Galloway and GSF Labrador, along with related equipment, and we received net aggregate proceeds of $94 million and recognized a net gain on the disposal of these drilling units of $8 million ($0.03 per diluted share from continuing operations), which had no tax effect.  For the three and nine months ended September 30, 2011, we recognized a net loss on disposal of unrelated assets in the amounts of $1 million and $3 million, respectively.

    During the nine months ended September 30, 2010, we completed the sale of two Midwater Floaters, GSF Arctic II and GSF Arctic IV.  In connection with the sale, we received net cash proceeds of $38 million and non-cash proceeds in the form of two notes receivable in the aggregate amount of $165 million.  We operated GSF Arctic IV under a short-term bareboat charter with the new owner of the vessel until November 2010.  As a result of the sales, we recognized a net loss on disposal of assets in the amount of $15 million ($0.05 per diluted share from continuing operations), which had no tax effect for the nine months ended September 30, 2010.  For the three and nine months ended September 30, 2010, we recognized gains on disposal of other unrelated assets in the amounts of $2 million and $4 million, respectively.

-13  -

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unconsolidated affiliates—During the nine months ended September 30, 2011, we completed the sale of our 50 percent ownership interest in Overseas Drilling Limited (“ODL”), a Cayman Islands company, which owns the drillship Joides Resolution, which was adapted for scientific research.  In connection with the sale, we received net proceeds of $22 million and recognized a net gain of $13 million ($0.04 per diluted share from continuing operations), recorded in other, net, which had no tax effect.

Loss of drilling unit—On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  During the nine months ended September 30, 2010, we received $560 million in cash proceeds from insurance recoveries related to the loss of the drilling unit and, for the nine months ended September 30, 2010, we recognized a gain on the loss of the rig in the amount of $267 million ($0.83 per diluted share), which had no tax effect.  See Note 14—Contingencies.

Assets held for sale—During the three months ended September 30, 2011, we committed to a plan to sell our Standard Jackup GSF Adriatic XI and related equipment.  As a result, we classified these assets as held for sale along with the assets of our oil and gas properties operating segment (see Note 8—Discontinued Operations).  At September 30, 2011, GSF Adriatic XI and its related assets had an aggregate net carrying amount of $54 million.

At December 31, 2010, Transocean Mercury was classified as held for sale with a net carrying amount of less than $1 million.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	September 30, 2011			December 31, 2010
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
ODL Loan Facility	$—	$—	$—	$10	$—	$10
Commercial paper program (a)	146	—	146	88	—	88
6.625% Notes due April 2011 (a)	—	—	—	167	—	167
5% Notes due February 2013	254	—	254	255	—	255
5.25% Senior Notes due March 2013 (a)	510	—	510	511	—	511
TPDI Credit Facilities due March 2015	—	490	490	—	560	560
4.95% Senior Notes due November 2015 (a)	1,121	—	1,121	1,099	—	1,099
ADDCL Credit Facilities due December 2017	—	230	230	—	242	242
6.00% Senior Notes due March 2018 (a)	997	—	997	997	—	997
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
TPDI Notes due October 2019	—	148	148	—	148	148
6.50% Senior Notes due November 2020 (a)	899	—	899	899	—	899
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7.45% Notes due April 2027 (a)	96	—	96	96	—	96
7% Notes due June 2028	312	—	312	313	—	313
Capital lease contract due August 2029	681	—	681	694	—	694
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.625% Series A Convertible Senior Notes due December 2037 (a)	—	—	—	11	—	11
1.50% Series B Convertible Senior Notes due December 2037 (a)	1,667	—	1,667	1,625	—	1,625
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,648	—	1,648	1,605	—	1,605
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
Total debt	10,232	868	11,100	10,271	950	11,221
Less debt due within one year
ODL Loan Facility	—	—	—	10	—	10
Commercial paper program (a)	146	—	146	88	—	88
6.625% Notes due April 2011 (a)	—	—	—	167	—	167
TPDI Credit Facilities due March 2015	—	70	70	—	70	70
ADDCL Credit Facilities due December 2017	—	26	26	—	25	25
Capital lease contract due August 2029	17	—	17	16	—	16
1.625% Series A Convertible Senior Notes due December 2037 (a)	—	—	—	11	—	11
1.50% Series B Convertible Senior Notes due December 2037 (a)	1,667	—	1,667	1,625	—	1,625
Total debt due within one year	1,830	96	1,926	1,917	95	2,012
Total long-term debt	$8,402	$772	$9,174	$8,354	$855	$9,209
__________________________

(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the commercial paper program and the Five-Year Revolving Credit Facility.  Transocean Ltd. has no independent assets or operations, its guarantee of debt securities of Transocean Inc. is full and unconditional and, at September 30, 2011, its only other subsidiary not owned indirectly through Transocean Inc. was minor.  Transocean Inc.’s only operating assets are its investments in its operating subsidiaries.  At September 30, 2011, Transocean Inc.’s independent assets and operations, other than those related to investments in its subsidiaries and balances primarily pertaining to its cash and cash equivalents and debt are less than one percent of the total consolidated assets and operations of Transocean Ltd., and thus, substantially all of the assets and operations exist within these non-guarantor operating companies.  Furthermore, Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries or entities accounted for under the equity method by dividends, loans or return of capital distributions.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2011 and 2012, respectively.  At September 30, 2011, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending September 30,
2012	$1,842	$96	$1,938
2013	2,492	98	2,590
2014	21	99	120
2015	23	311	334
2016	1,125	61	1,186
Thereafter	4,779	203	4,982
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,282	868	11,150
Total unamortized discounts, premiums and fair value adjustments	(50)	—	(50)
Total debt	$10,232	$868	$11,100

Commercial paper program—We maintain a commercial paper program (the “Program”), which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes for general corporate purposes up to a maximum aggregate outstanding amount of $1.5 billion.  Proceeds from commercial paper issuance under the Program may be used for general corporate purposes.  At September 30, 2011, $146 million in commercial paper was outstanding at a weighted-average interest rate of 0.9 percent, including commissions.

6.625% Notes—In April 2001, we issued $700 million aggregate principal amount of 6.625% Notes due April 2011.  On April 15, 2011, we repaid the 6.625% Notes at maturity.

Five-Year Revolving Credit Facility—We have a $2.0 billion, five-year revolving credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007, as amended (the “Five-Year Revolving Credit Facility”).  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily amount of the underlying commitment, whether used or unused, which ranges from 0.10 percent to 0.30 percent, based on our debt rating, and was 0.175 percent at September 30, 2011.  At September 30, 2011, we had $41 million in letters of credit issued and outstanding, we had $1.8 billion available borrowing capacity and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.  See Note 18—Subsequent Events.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”) comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loans with an aggregate commitment of $595 million.  At September 30, 2011, $980 million was outstanding under the TPDI Credit Facilities, of which $490 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on September 30, 2011 was 2.0 percent.  See Note 12—Derivatives and Hedging and Note 14—Contingencies.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and the borrowings under Tranche A.  One of our subsidiaries provides the commitment for and the borrowings under Tranche C.  At September 30, 2011, $203 million was outstanding under Tranche A at a weighted-average interest rate of 1.12 percent.  At September 30, 2011, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  At September 30, 2011, $78 million was outstanding under the ADDCL Secondary Loan Facility, of which $51 million was provided by one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on September 30, 2011 was 3.5 percent.

TPDI Notes—TPDI has issued promissory notes (the “TPDI Notes”) payable to its shareholders, including Quantum and one of our subsidiaries, which have maturities through October 2019.  At September 30, 2011, the aggregate outstanding principal amount was $296 million, of which $148 million was due to one of our subsidiaries and has been eliminated in consolidation.  The weighted-average interest rate on September 30, 2011 was 2.4 percent.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.625% Series A, 1.50% Series B and 1.50% Series C Convertible Senior Notes—The carrying amounts of the liability components of the Convertible Senior Notes were as follows (in millions):

	September 30, 2011			December 31, 2010
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series A Convertible Senior Notes due 2037	$—	$—	$—	$11	$—	$11
Series B Convertible Senior Notes due 2037	1,680	(13)	1,667	1,680	(55)	1,625
Series C Convertible Senior Notes due 2037	1,722	(74)	1,648	1,722	(117)	1,605

The carrying amounts of the equity components of the Convertible Senior Notes were as follows (in millions):

	September 30, 2011	December 31, 2010
Carrying amount of equity component
Series A Convertible Senior Notes due 2037	$—	$1
Series B Convertible Senior Notes due 2037	210	210
Series C Convertible Senior Notes due 2037	276	276

As a result of our payment of the first two of the four installments of our distribution of qualifying additional paid-in capital, the conversion rate of our Convertible Senior Notes was adjusted to a rate of 6.0944 shares per $1,000 note, equivalent to a conversion price of $164.08 per share.

Including the amortization of the unamortized discount, the effective interest rates were 5.08 percent for the Series B Convertible Senior Notes and 5.28 percent for the Series C Convertible Senior Notes.  At September 30, 2011, the remaining period over which the discount will be amortized was less than one year for the Series B Convertible Senior Notes and 1.2 years for the Series C Convertible Senior Notes.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest expense
Series A Convertible Senior Notes due 2037	$—	$15	$—	$46
Series B Convertible Senior Notes due 2037	21	25	61	77
Series C Convertible Senior Notes due 2037	21	25	62	77

    During the nine months ended September 30, 2011, we redeemed the remaining aggregate principal amount of $11 million of the Series A Convertible Senior Notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Derivatives and Hedging

Derivatives designated as hedging instruments—Two of our wholly owned subsidiaries have entered into interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 4.95% Senior Notes, 5.25% Senior Notes and the 5.00% Notes.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense perfectly offset changes in the fair value of the hedged fixed-rate notes.  Through the stated maturities of the interest rate swaps, we receive semi-annual interest at a fixed rate equal to that of the underlying debt instrument and pay variable interest semi-annually at three-month London Interbank Offered Rate plus a margin.

Additionally, TPDI has entered into interest rate swaps, which have been designated and have qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities.  The aggregate notional amount corresponds with the aggregate outstanding amount of the borrowings under the TPDI Credit Facilities.

At September 30, 2011, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Aggregate notional amount	Weighted average variable rate	Weighted average fixed rate
Interest rate swaps, fair value hedges	$1,400	3.5%	5.1%
Interest rate swaps, cash flow hedges	473	0.4%	2.3%

The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	September 30, 2011	December 31, 2010
Interest rate swaps, fair value hedges	Other current assets	$—	$4
Interest rate swaps, fair value hedges	Other assets	35	17
Interest rate swaps, cash flow hedges	Other long-term liabilities	19	13

The effect on our condensed consolidated statements of operations resulting from changes in the fair values of derivatives designated as cash flow hedges was as follows (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Statement of operations classification	2011	2010	2011	2010
Loss associated with effective portion	Interest expense, net of amounts capitalized	$3	$3	$8	$9

Derivative not designated as a hedging instrument—On August 17, 2011, in connection with our pending acquisition of 100 percent of the outstanding shares of Aker Drilling, we entered into a forward exchange contract, which was not designated as a hedging instrument for accounting purposes, in order to offset the variability in the cash flows resulting from fluctuations in the U.S. dollar to Norwegian krone exchange rate.  The aggregate notional amounts and the exchange rate associated with the forward exchange contract were as follows (in millions, except exchange rate):

	Aggregate notional amount			Exchange rate
	Pay	Receive
Forward exchange contract	$1,120	NOK	6,051	5.4005

On September 28, 2011, we settled the full amount of the forward exchange contract, and, as a result, we recognized a loss on foreign exchange in the amount of $78 million, recorded in other, net, for the three and nine months ended September 30, 2011.

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

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended September 30, 2011				Three months ended September 30, 2010
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$10	$4	$—	$14	$10	$5	$—	$15
Interest cost	15	5	1	21	14	7	1	22
Expected return on plan assets	(15)	(5)	—	(20)	(14)	(5)	—	(19)
Settlements and curtailments	1	—	—	1	6	1	—	7
Actuarial losses, net	5	2	—	7	3	(2)	—	1
Prior service cost, net	—	1	(1)	—	—	—	—	—
Transition obligation, net	—	(1)	—	(1)	—	—	—	—
Net periodic benefit costs	$16	$6	$—	$22	$19	$6	$1	$26

Funding contributions	$1	$7	$1	$9	$14	$29	$1	$44

	Nine months ended September 30, 2011				Nine months ended September 30, 2010
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$32	$14	$1	$47	$31	$15	$1	$47
Interest cost	44	16	2	62	41	15	2	58
Expected return on plan assets	(47)	(17)	—	(64)	(43)	(13)	—	(56)
Settlements and curtailments	2	—	—	2	8	2	—	10
Actuarial losses, net	17	2	—	19	10	2	—	12
Prior service cost, net	(1)	1	(2)	(2)	(1)	—	(1)	(2)
Transition obligation, net	—	—	—	—	—	—	—	—
Net periodic benefit costs	$47	$16	$1	$64	$46	$21	$2	$69

Funding contributions	$69	$20	$4	$93	$65	$37	$4	$106

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Contingencies

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

Although we cannot predict the final outcome or estimate the reasonably possible range of loss in connection with the incident, we have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  We have also recognized an asset associated with a portion of this liability that we believe is recoverable from insurance.  As of September 30, 2011, the amount of the estimated liability was approximately $204 million, and the corresponding estimated recoverable amount was $184 million.  As of December 31, 2010, the amount of the estimated liability was approximately $135 million, and the corresponding estimated recoverable amount was $94 million.  New information or future developments could require us to adjust our disclosures and our estimated liabilities and insurance recoveries.  See “—Contractual indemnity”.

In April 2011, several defendants in the Macondo litigation before the Multi-District Litigation Panel (the “MDL”) filed cross-claims or third-party claims against Transocean entities and other defendants.  BP Exploration and Production or its affiliates (“BP”) filed a claim seeking contribution under the Oil Pollution Act of 1990 (“OPA”) and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owns a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims for indemnity and contribution.

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

On August 26, 2011, the MDL court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is preempted by maritime law, notwithstanding OPA’s savings provisions.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL court ruled that claims for punitive damages are available for general maritime law claimants against responsible parties and non-responsible parties.  BP has filed an interlocutory appeal from this ruling.

The MDL court has issued an order outlining the trial plan, which will proceed in three phases.  The first phase will focus on issues arising out of the conduct of various parties, relevant to the loss of well control at the Macondo well, the ensuing fire and explosion on Deepwater Horizon on April 20, 2010, the sinking of Deepwater Horizon on April 22, 2010, and the initiation of the release of oil during those time periods.  The second phase will address conduct relating to stopping the release of hydrocarbons between April 22, 2010 and approximately September 19, 2010, and seek to determine the amount of oil actually released during that time period.  The third, and final, phase will involve consideration of issues relating to containing oil discharged by controlled burning, application of dispersants, use of booms, skimming and other methods, as well as issues pertaining to the migration paths and end locations of oil released.  See Note 18—Subsequent Events.

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

At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, exclusive of a $15 million deductible and a $50 million self-insured layer through our wholly-owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  The $250 million fifth layer contains different contractual terms, compared to the first four layers, with regard to additional insured status, such that we believe with reasonable certainty that BP, Anadarko and MOEX do not have contractual right to additional insured status under that layer of our insurance program.

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

Litigation—Numerous actions or claims are pending against Transocean entities, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We cannot predict the final outcome of these actions, claims or investigations or how or when such matters will ultimately be resolved.  We are evaluating all claims and intend to vigorously defend any unreasonable claims and pursue any and all appropriate defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  Third parties have also, based on contractual arrangements, made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these third parties.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of September 30, 2011, we and one or more of our subsidiaries have been named, along with other unaffiliated defendants, in 13 complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  See “—Contractual indemnity.”

Environmental pollution and economic loss—As of September 30, 2011, we and one or more of our subsidiaries were named, along with other unaffiliated defendants, in 97 individual complaints as well as 191 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  See “—Contractual indemnity.”

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed by certain of our shareholders naming us as a nominal defendant and certain of our officers and directors as defendants in the District Courts of the State of Texas.  The first case generally alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident and the other generally alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking, on behalf of Transocean, restitution and disgorgement of all profits, benefits and other compensation from the defendants.  The cases have been consolidated.  By agreement of the parties, the time for the defendants to respond has been extended by the Court with plaintiffs currently scheduled to file an amended consolidated complaint in December 2011.

See Note 18—Subsequent Events.

Government claims—On December 15, 2010, the DOJ filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under OPA and the Clean Water Act, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The complaint asserts that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In addition to the civil complaint, the DOJ served us with civil investigative demands on December 8, 2010.  These demands are part of an ongoing investigation by the DOJ to determine if we made false claims in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.  See Note 18—Subsequent Events.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Although we believe we are entitled to contractual defense and indemnity, given the potential amounts involved in connection with the Macondo well incident, the operator has sought  to avoid its indemnification obligations.  In particular, the operator, in response to our request for indemnification, has generally reserved all of its rights and stated that it could not at this time conclude that it is obligated to indemnify us.  In doing so, the operator has asserted that the facts are not sufficiently developed to determine who is responsible and has cited a variety of possible legal theories based upon the contract and facts still to be developed.  We believe this reservation of rights is without justification and that the operator is required to honor its indemnification obligations contained in our contract and described above.  See Note 18—Subsequent Events.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  A Special Master, appointed to administer these cases pre-trial, subsequently required that each individual plaintiff file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  The amended complaints resulted in one of our subsidiaries being named as a direct defendant in seven cases.  We have or may have an indirect interest in an additional 12 cases.  The complaints generally allege that the defendants used or manufactured asbestos-containing products in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  The preliminary information available on these claims is not sufficient to determine if there is an identifiable period for alleged exposure to asbestos, whether any asbestos exposure in fact occurred, the vessels potentially involved in the claims, or the basis on which the plaintiffs would support claims that their injuries were related to exposure to asbestos.  However, based on rulings to date, the initial evidence suggests that we would have significant defenses to liability and damages.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation and, either directly or indirectly as the beneficiary of a qualified settlement fund, funding from settlements with insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers, and funds received from the commutation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2011, the subsidiary was a defendant in approximately 996 lawsuits.  Some of these lawsuits include multiple plaintiffs and we estimate that there are approximately 2,117 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against this subsidiary in 1990.  Through September 30, 2011, the amounts expended to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and costs of settlement have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and “coverage-in-place” settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of approximately $181 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that these assessments are without merit.  We have challenged the assessments and the cases are still pending a final decision at the administrative level.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, one of our Brazilian subsidiaries received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of approximately $235 million based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We responded to the assessment on December 22, 2010, and in June 2011, a lower court ruled in our favor and reduced the assessment to approximately $15 million.  The taxing authorities appealed the reduction, and we appealed for a complete elimination of the remaining assessment.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  As of September 30, 2011, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On December 15, 2010, as permitted under the existing case management order, GlobalSantaFe and various of its subsidiaries served third-party demands joining various insurers in the Avoyelles Parish lawsuit seeking insurance coverage for the claims brought against GlobalSantaFe and such subsidiaries.  Thereafter, on January 27, 2011, one of the recently joined insurers filed pleadings removing the Avoyelles Parish lawsuit to the United States District Court for the Western District of Louisiana, Alexandria Division (the “Western District Action”).  On February 3, 2011, GlobalSantaFe and the two subsidiaries filed motions to dismiss the Western District Action, which are now pending.  A motion to remand was filed by the codefendant and a hearing on the motion was held on April 5, 2011.  A report and recommendations were issued on April 25, 2011 by the magistrate in favor of granting the motion to remand.  Objections to this report were filed and these objections are now under advisement with the district court.  On September 27, 2011 the district court adopted the report and recommendations and remanded the matter to the state court in Avoyelles Parish.  A status conference has been scheduled with the state court for October 27, 2011.  Separately, the removing insurer has filed an appeal to the United States Court of Appeals for the Fifth Circuit challenging the remand order and seeking to stay or enjoin the state court from proceeding until a determination of the appeal. The appeal is currently pending in the initial briefing stage.

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

Retained risk

Our hull and machinery and excess liability insurance program consists of commercial market and captive insurance policies primarily with 12-month policy periods, which commenced on May 1, 2011.  As of September 30, 2011, the insured value of our drilling rig fleet was approximately $35 billion in the aggregate, excluding rigs under construction.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Letters of credit and surety bonds

We had letters of credit outstanding totaling $1.8 billion and $595 million at September 30, 2011 and December 31, 2010, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations.  Included in the total letters of credit at September 30, 2011 was a $60 million letter of credit issued for TPDI to satisfy its liquidity requirements under the TPDI Credit Facilities under an uncommitted credit facility that has been established by one of our subsidiaries (see Note 11—Debt.)  Additionally, included in the total letters of credit outstanding as of September 30, 2011 was a bank guarantee in the amount of $1.3 billion obtained by us in connection with our acquisition of the remaining outstanding shares of Aker Drilling (see Note 18—Subsequent Events).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  Surety bonds outstanding totaled $21 million and $27 million at September 30, 2011 and December 31, 2010, respectively.

Note 15—Redeemable Noncontrolling Interest

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

	Nine months ended September 30,
	2011	2010 (a)
Redeemable noncontrolling interest
Balance, beginning of period	$25	$—
Net income attributable to noncontrolling interest	52	—
Other comprehensive loss attributable to noncontrolling interest	(6)	—
Balance, end of period	$71	$—
______________________________
(a)	The noncontrolling interest associated with TPDI was not redeemable during the nine months ended September 30, 2010.

Note 16—Shareholders’ Equity

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  In May 2011, we recognized a distribution payable in the amount of approximately $1.0 billion, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 15, 2011, we paid the first installment, in the aggregate amount of $254 million, to shareholders of record as of May 20, 2011.  On September 21, 2011, we paid the second installment, in the aggregate amount of $254 million, to shareholders of record as of August 26, 2011.  At September 30, 2011, the carrying amount of the unpaid distribution payable was $509 million.

Distribution in the form of a par value reduction—In May 2010, at our annual general meeting, our shareholders approved a cash distribution in the form of a par value reduction in the aggregate amount of CHF 3.44 per issued share, equal to approximately $3.78, using an exchange rate of USD 1.00 to CHF 0.91 as of September 30, 2011.  According to the May 2010 shareholder resolution and pursuant to applicable Swiss law, we were required to submit an application to the Commercial Register of the Canton of Zug in relation to each quarterly installment to register the relevant partial par value reduction, together with, among other things, a compliance deed issued by an independent notary public.  On August 13, 2010, the Commercial Register of the Canton of Zug rejected our application to register the first of the four partial par value reductions.  We appealed the Commercial Register’s decision, and on December 9, 2010, the Administrative Court of the Canton of Zug rejected our appeal.  The Administrative Court held that the statutory requirements for the registration of the par value reduction in the commercial register could not be met given the existence of lawsuits filed in the United States related to the Macondo well incident that were served in Switzerland and the reference to such lawsuits in the compliance deed.  The Administrative Court’s opinion also held that under these circumstances it was not possible to submit an amended compliance deed.  Based on these considerations, we do not believe that a financial obligation existed for the par value reduction distribution, as adjusted on our condensed consolidated statements of equity.

On January 24, 2011, we filed an appeal on the decision of the Administrative Court of the Canton of Zug to the Swiss Federal Supreme Court.  Due to, among other things, the uncertainty of the timing and outcome of the pending appeal with the Swiss Federal Supreme Court, our board of directors believed it was in our best interest to discontinue with the disputed 2010 distribution.  We filed a request to stay the pending appeal with the Swiss Federal Supreme Court against the decision of the Administrative Court until shareholders voted on the proposed rescission, and such stay was granted on March 7, 2011.  In May 2011, at our annual general meeting, our shareholders approved the rescission of the previously approved distribution in the form of a par value reduction.  On May 16, 2011, we withdrew our appeal and, on May 18, 2011, the Swiss Federal Supreme Court dismissed the appeal as a result of our withdrawal.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Shares held by subsidiary—In December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At both September 30, 2011 and December 31, 2010, our subsidiary held approximately 13 million shares.

Note 17—Fair Value of Financial Instruments

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

Marketable security—The carrying amount of our investment in Aker Drilling represents fair value measured using unadjusted quoted prices for identical assets or liabilities in active markets.  At September 30, 2011, the carrying amount of our 13.7 percent investment in Aker Drilling was $185 million, recorded in other assets, including an unrealized loss of $14 million, recorded in accumulated other comprehensive income.

Notes receivable and working capital loan receivable—The aggregate carrying amount represents the amortized cost of our investment, which approximates the estimated fair value.  The initial investment was recognized at the estimated fair value, measured using unobservable inputs that require significant judgment, for which there is little or no market data, including the credit rating of the borrower.  At September 30, 2011, the aggregate carrying amount of our notes receivable and working capital loan receivable was $144 million, including $31 million and $113 million recorded in other current assets and other assets, respectively.  At December 31, 2010, the aggregate carrying amount of our notes receivable and working capital loan receivable was $115 million, including $4 million and $111 million recorded in other current assets and other assets, respectively.

Debt—The fair value of our fixed-rate debt is measured using direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  Our variable-rate debt is included in the fair values stated below at its carrying amount since the short-term interest rates cause the face value to approximate its fair value.  The TPDI Notes and ODL Loan Facility are included in the fair values stated below at their aggregate carrying amount since there is no available market price for such related-party debt.  The aggregate carrying amount of the TPDI Notes was $148 million and $158 million at September 30, 2011 and December 31, 2010, respectively.  The carrying amounts and estimated fair values of our long-term debt, including debt due within one year, were as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value

Long-term debt, including current maturities	$10,232	$10,772	$10,271	$10,562
Long-term debt of consolidated variable interest entities, including current maturities	868	868	950	964

Derivative instruments designated as hedging instruments—The carrying amounts of our derivative instruments designated as hedging instruments represent the estimated fair values, measured using direct or indirect observable inputs, including quoted prices or other market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets.  At September 30, 2011, the carrying amounts of our derivative instruments were $35 million and $19 million, recorded in other assets and other long-term liabilities, respectively.  At December 31, 2010, the carrying amounts of our derivative instruments were $17 million and $13 million, recorded in other assets and other long-term liabilities, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18—Subsequent Events

Business combination—Subsequent to September 30, 2011, we completed our acquisition of 100 percent of the outstanding shares of Aker Drilling.  We believe the acquisition of Aker Drilling enhances the composition of our High-Specification Floater fleet and strengthens our presence in Norway.

Including the amount paid for our initial 13.7 percent interest, we paid an aggregate amount of NOK 7.9 billion, equivalent to USD 1.4 billion.  We will account for the business combination using the acquisition method of accounting, recording the assets and liabilities of Aker Drilling at their estimated fair values as of October 3, 2011, the acquisition date.

As of October 3, 2011, the acquisition price included the following, measured at estimated fair value: current assets of $341 million, drilling rigs and other property and equipment of $1.8 billion, other assets of $738 million, and the assumption of current liabilities of $205 million, long-term debt of $1.8 billion and noncontrolling interest of $11 million.  The acquired assets included $907 million of cash investments restricted for the payment of certain assumed debt instruments.  The excess of the purchase price over the estimated fair value of net assets acquired was approximately $397 million, which will be recorded as goodwill.  Certain fair value measurements have not been completed, and the purchase price allocation remains preliminary due to the timing of the acquisition and due to the number of assets acquired and liabilities assumed.  We continue to review the estimated fair values of property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

On October 4, 2011, we completed our acquisition of 100 percent of the shares of Aker Drilling by acquiring the 0.8 percent noncontrolling interest from holders that were required to tender their shares pursuant to Norwegian law.

Unaudited pro forma combined operating results, assuming the acquisition was completed as of January 1, 2011 and 2010, respectively, were as follows (in millions, except per share data):

	Nine months ended September 30,
	2011	2010
Operating revenues	$7,032	$7,563
Operating income	1,181	2,594
Income from continuing operations	337	1,789
Per share earnings from continuing operations
Basic	$0.89	$5.49
Diluted	$0.89	$5.49

The unaudited pro forma combined financial information includes Aker Drilling’s historical operating results, adjusted for depreciation based on the fair values of the drilling rigs and other property and equipment acquired, the amortization of drilling contract intangible assets arising from the acquisition, and related adjustments for income taxes.  The unaudited pro forma combined financial information has not been adjusted for additional charges and expenses or for other potential cost savings and operational efficiencies that may be realized as a result of the acquisition.  The unaudited pro forma combined financial information is not necessarily indicative of the results of operations had the acquisition actually been completed on the assumed date or the results of operations for any future periods.

Five-Year Revolving Credit Facility—Subsequent to September 30, 2011, we entered into the Five-Year Revolving Credit Facility Agreement dated November 1, 2011, for a $2.0 billion, five-year revolving credit facility thereby replacing the Five-Year Revolving Credit Facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007.

Discontinued operations—Subsequent to September 30, 2011, we completed the sale of Challenger Minerals (North Sea) Limited, and the sale of the assets of Challenger Minerals Inc. for aggregate net sale proceeds of $50 million.

Macondo well incident—On November 1, 2011, we filed a motion for partial summary judgment against BP to enforce its contractual obligations to us, including BP’s obligation to defend, indemnify and hold us harmless against pollution claims.  See Note 14—Contingencies—Contractual indemnity.

On November 1, 2011, we filed with the MDL court a motion for partial summary judgment against BP to enforce BP’s contractual obligations, including BP’s obligation to defend, indemnify, and hold us harmless against pollution claims.

Notices of alleged non-compliance—The final Joint Investigation Team report was issued on September 14, 2011.  Subsequently, the Department of the Interior’s Bureau of Safety and Environmental Enforcement issued four notices of alleged non-compliance with regulatory requirements to us on October 12, 2011.  While we cannot predict or provide assurance as to the full outcome of these citations, they could result in the assessment of civil penalties.  We have sixty days to appeal.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Norway tax investigations—Subsequent to September 30, 2011, the Norwegian authorities issued criminal indictments against a Norwegian tax attorney.  The indictments related to certain of our restructuring transactions and to a 2001 dividend payment.  The indicted Norwegian tax attorney worked for us in an advisory capacity on these transactions.  We believe these charges are without merit and do not alter our technical assessment of the underlying claims.  We plan to continue to vigorously defend our subsidiaries to the fullest extent.  While we cannot predict or provide assurance as to the final outcome of our Norway proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

▪	liquidity and adequacy of cash flow for our obligations, including our ability and the expected timing to access certain investments in highly liquid instruments,
▪	our results of operations and cash flow from operations, including revenues and expenses,
▪	uses of excess cash, including the payment of dividends and other distributions and debt retirement,
▪	the cost, timing and integration of acquisitions and the proceeds and timing of dispositions,
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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪
those described under “Item 1A. Risk Factors” included herein and in our annual report on Form 10-K for the year ended December 31, 2010 and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011,

▪	the adequacy of and access to sources of liquidity,
▪	our inability to obtain contracts for our rigs that do not have contracts,
▪	our inability to renew contracts at comparable dayrates,
▪	operational performance,
▪	the impact of regulatory changes,
▪	the cancellation of contracts currently included in our reported contract backlog,
▪	increased political and civil unrest,
▪	the effect and results of litigation, tax audits and contingencies, and
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 17, 2011, we owned or had partial ownership interests in and operated 135 mobile offshore drilling units.  As of this date, our fleet consisted of 50 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 50 Standard Jackups and one Other Rig.  In addition, we had two Ultra-Deepwater drillships and four High-Specification Jackups under construction.

In October 2011, we completed our acquisition of Aker Drilling ASA (“Aker Drilling”), a Norwegian company formerly listed on the Oslo Stock Exchange.  Aker Drilling operates two Harsh Environment, Ultra-Deepwater semi-submersibles currently on long-term contracts to Statoil ASA and Det norske oljeselskap ASA in Norway.  In 2014, we expect to take delivery of two Ultra-Deepwater drillships currently under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea.

We have two reportable segments: (1) contract drilling services and (2) other operations.  Contract drilling services, our primary business, involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We believe our drilling fleet is one of the most modern and versatile fleets in the world, consisting of floaters, jackups and other rigs used in support of offshore drilling activities.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.

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

Our other operations segment includes drilling management services and previously included oil and gas properties.  We provide drilling management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our U.K. subsidiaries (together, “ADTI”).  ADTI provides oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services.  In March 2011, in connection with our efforts to dispose of non-strategic assets, we committed to a plan to sell the assets and discontinue operations of our oil and gas properties reporting unit, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited (together, “CMI”), our wholly owned oil and gas subsidiaries.  Subsequent to September 30, 2011, we completed the sale of Challenger Minerals (North Sea) Limited, and the sale of the assets of Challenger Minerals Inc. for aggregate net sale proceeds of $50 million.

Significant Events

Business combination—On August 26, 2011, we commenced an all cash voluntary offer (the “Offer”) for 100 percent of the shares of Aker Drilling, a Norwegian company, for NOK 26.50 per share.  On October 4, 2011, we completed our acquisition of 100 percent of the outstanding shares of Aker Drilling.  See Notes to Condensed Consolidated Financial Statements—Note 4—Marketable Security and Note 18—Subsequent Events.

Fleet expansion—During the nine months ended September 30, 2011, we completed construction of the Ultra-Deepwater Floater Deepwater Champion, which has commenced operations under its contract.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Dispositions—During the nine months ended September 30, 2011, we completed the sales of the swamp barge Searex IV and the Standard Jackups Transocean Mercury, GSF Britannia, George H. Galloway and GSF Labrador, along with related equipment, and we received net aggregate proceeds of $94 million and recognized a net gain on the disposal of these drilling units of $8 million.

Discontinued operations—Subsequent to September 30, 2011, we completed the sale of Challenger Minerals (North Sea) Limited, and the sale of the assets of Challenger Minerals Inc. for aggregate net sale proceeds of $50 million.

Five-Year Revolving Credit Facility—Subsequent to September 30, 2011, we entered into the Five-Year Revolving Credit Facility Agreement dated November 1, 2011, for a $2.0 billion, five-year revolving credit facility thereby replacing the Five-Year Revolving Credit Facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007.

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  In May 2011, we recognized a distribution payable in the amount of approximately $1.0 billion, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On September 21, 2011, we paid the second installment to shareholders of record as of August 26, 2011.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Outlook

Drilling market—We expect commodity pricing to remain at levels that continue to support the ongoing exploration and production programs of our customers, resulting in contracting opportunities for all classes within our drilling fleet for the remainder of 2011 and 2012.  Utilization and dayrates are improving for all classes within our drilling fleet, and we expect this trend to continue over the next few quarters.  As of October 17, 2011, our contract backlog was $23.5 billion compared to $23.6 billion as of July 13, 2011.

On May 30, 2010, the U.S. government implemented a moratorium on certain drilling activities in the U.S. Gulf of Mexico.  On October 12, 2010, the U.S. government lifted the moratorium.  However, in order to obtain new drilling permits and resume drilling activities, operators must submit applications that demonstrate compliance with enhanced regulations that require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  In the first quarter of 2011, the U.S. government began issuing new drilling permits.  As of October 17, 2011, authorities approved 17 new drilling permits and four new exploration plans to customers utilizing our rigs.  Some customers have also elected to voluntarily apply the requirement for third-party inspections and certification to well control equipment operating outside the U.S. Gulf of Mexico, and the application of and compliance with these enhanced requirements has caused and may continue to cause us to experience additional out of service time and incur additional maintenance costs.  As a result of the enhanced requirements for third-party inspections and certification of well control equipment, we updated our guidelines under our existing periodic survey and drydock cost policy to include these new inspections and certification costs.  Although the enhanced regulations have affected our revenues, costs and out of service time, we are unable to predict, with certainty, the ongoing effect that the enhanced regulations will have on our operations.  The backlog associated with the contracts for our remaining rigs in the U.S. Gulf of Mexico was $5.3 billion as of October 17, 2011.

Fleet status—As of October 17, 2011, uncommitted fleet rates for the remainder of 2011, 2012, 2013 and 2014 were as follows:

	2011	2012	2013	2014
Uncommitted fleet rate (a)
High-Specification Floaters	10%	18%	36%	64%
Midwater Floaters	42%	58%	80%	85%
High-Specification Jackups	16%	50%	73%	77%
Standard Jackups	49%	60%	80%	91%
______________________________
(a)	The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.

As of October 17, 2011, we had 18 existing contracts with fixed-price or capped options that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given the current improvement in market conditions, we expect that a number of these options will be exercised by our customers in 2011 and 2012.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet is currently fully contracted through the end of 2011 and has four units that will be available in 2012.  During the third quarter of 2011, six Ultra-Deepwater Floaters were contracted worldwide, and we expect continued customer demand to support high utilization of our Ultra-Deepwater Floater fleet in 2012.  Additionally, we expect the increased demand for Deepwater Floaters to continue through the fourth quarter of 2011, recently indicated by the contract extension of one of our Deepwater Floaters.  We also recently enhanced our Ultra-Deepwater Floater fleet with the acquisition of Aker Drilling, which includes two Harsh Environment, Ultra-Deepwater semisubmersible drilling rigs operating under long-term contracts in Norway and two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea.  As of October 17, 2011, we had 44 of our 50 High-Specification Floaters contracted beyond 2011.  We believe continued exploration successes in the major offshore provinces and new emerging markets will continue to generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet.

Midwater Floaters—Our Midwater Floater fleet, which includes 25 semisubmersible rigs, is seeing continued improvement in customer interest, and we expect to see increased activity in Southeast Asia, the U.K. and India.  We have entered into several contracts for our Midwater Floater fleet in the third quarter of 2011.  Although a few of the contracts are for short-term work, we also extended one unit in India for a longer term.  We believe that future demand will offer new opportunities to extend our active fleet.  With the improvement of market conditions, we expect that the uncontracted moored Deepwater Floaters previously competing in the midwater market sector will now be contracted for deepwater opportunities.

High-Specification Jackups—The High-Specification Jackup fleet continues to attract the interest of our customers, evidenced by increased tendering activity that we expect to continue to improve in the fourth quarter of 2011 and the first half of 2012.  As a result, we expect utilization to remain high during this same period.  Additionally, we have executed two five-year contracts and one three-year contract for our Keppel FELS Super B class design High-Specification Jackups, currently under construction with expected deliveries in 2013.  We have only two units available as of October 17, 2011.

Standard Jackups—With increased tendering activity and high utilization in the high-specification jackup market sector, customers are now showing increased interest in the Standard Jackups, resulting in improved utilization.  We expect this trend to continue through the remainder of 2011 and beginning of 2012, resulting in new opportunities for our Standard Jackups.  As of October 17, 2011, we had 21 of our 50 Standard Jackups stacked.

Operating results—For the year ending December 31, 2011 compared to the year ended December 31, 2010, we expect our total revenues to be slightly lower primarily due to fewer revenue earning days related to shipyard, mobilization, maintenance repair and equipment certification projects and reduced drilling activity from our stacked and idle rigs.  We expect these decreases to be mostly offset by increased drilling activity associated with our Ultra-Deepwater Floaters, delivered in 2010 and 2011, the addition of two Harsh Environment, Ultra-Deepwater semisubmersibles following our acquisition of Aker Drilling and increased activity in our drilling management services operating segment.  We expect our total revenues for the year ending December 31, 2012 to be higher than our total revenues for the year ending December 31, 2011, primarily due to fewer expected out of service and idle days, increased activity produced by the addition of two Harsh Environment, Ultra-Deeepwater semisubmersibles acquired in the Aker Drilling acquisition, and the commencement of operations of our newbuild units delivered in 2011 and to be delivered in 2012.  We are unable to predict, with certainty, the full impact that the enhanced regulations, described under “—Drilling market”, will have on our operations in 2011 and beyond.

For the year ending December 31, 2011 compared to the year ended December 31, 2010, we expect our total operating and maintenance expenses to be higher primarily due to higher costs and expenses associated with rigs undergoing shipyard, maintenance, repair and equipment certification projects; increased activity in drilling management services in 2011; and increased drilling activity of our Ultra-Deepwater Floaters, delivered in 2010 and 2011.  We expect these increases to be partially offset by the reduced costs and expenses associated with lower utilization.  We expect our total operating and maintenance expenses for the year ending December 31, 2012 to be higher than our total operating and maintenance expenses for the year ending December 31, 2011, primarily due to increased operating costs resulting from the additional rigs acquired in the Aker Drilling acquisition and higher personnel costs resulting from increased salaries and increased drilling activity associated with our newbuild units delivered in 2011 and 2012.  Our projected operating and maintenance expenses for the years ending December 31, 2011 and 2012 are subject to change and could be affected by actual activity levels, rig reactivations, the enhanced regulations described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation as well as other factors.

Although we are unable to estimate the full, direct impact that the Macondo well incident will have on our business, the incident could ultimately have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  For the year ended December 31, 2010, incremental costs associated with the Macondo well incident, recorded in operating and maintenance expense, were $137 million, including $65 million associated with our insurance deductibles, $26 million resulting from higher insurance premiums, $22 million of additional legal expenses related to lawsuits and investigations, net of expected insurance recoveries, and $24 million of additional costs primarily related to our internal investigation of the Macondo well incident, including consultant costs, travel costs and other miscellaneous costs.  For the year ending December 31, 2011, we expect incremental operating costs and expenses related to the Macondo well incident to be approximately $90 million to $110 million, primarily due to legal expenses for lawsuits and investigations, net of expected insurance recoveries.  See “—Contingencies—Insurance matters.”

At September 30, 2011, the carrying amount of our property and equipment was $21.0 billion, representing 57 percent of our total assets, and the carrying amount of our goodwill was $8.1 billion, representing 22 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill when events and circumstances indicate that the fair value of a reporting unit falls below its carrying amount.  We recognized a loss on impairment associated with our assets held for sale in the amount of $3 million and $28 million during the three and nine months ended September 30, 2011, respectively.  We identified impairment indicators in the three months ended December 31, 2010 and, as a result of our impairment testing, we recognized a loss on impairment of our Standard Jackups asset group in the amount of $1.0 billion.  If we are unable to secure new or extended contracts for our active units or for the reactivation of any of our stacked units, or if we experience further declines in actual or anticipated dayrates, we may be required to recognize additional losses in future periods as a result of an impairment of the carrying amount of one or more of our asset groups.  Additionally, we may be required to recognize losses on impairment of goodwill if we determine that the fair value of our contract drilling services reporting unit has declined below its carrying amount.  See “—Critical Accounting Policies and Estimates.”

Performance and Other Key Indicators

Contract backlog—Our contract backlog for our contract drilling services segment was as follows:

	October 17, 2011	July 13, 2011	April 14, 2011
Contract backlog (a)	(in millions)
High-Specification Floaters	$19,189	$19,971	$21,113
Midwater Floaters	2,140	1,633	1,735
High-Specification Jackups	914	720	708
Standard Jackups	1,213	1,269	955
Other Rigs	30	36	43
Total	$23,486	$23,629	$24,554
______________________________
(a)
Contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.

Our contract backlog as of October 17, 2011, includes approximately $888 million of backlog acquired in connection with our acquisition of Aker Drilling.

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

Fleet average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	September 30, 2011	June 30, 2011	September 30, 2010
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$524,800	$516,600	$422,800
Deepwater Floaters	348,400	396,400	365,600
Harsh Environment Floaters	433,800	430,100	414,100
Total High-Specification Floaters	478,900	479,900	403,900
Midwater Floaters	287,400	333,000	328,400
High-Specification Jackups	115,600	110,300	120,800
Standard Jackups	100,400	111,700	113,200
Other Rigs	73,800	76,400	72,900
Total fleet average daily revenue	$290,200	$312,100	$271,700
__________________________
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

Utilization—The utilization rates for our contract drilling services segment were as follows:

	Three months ended
	September 30, 2011	June 30, 2011	September 30, 2010
Utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	79%	80%	77%
Deepwater Floaters	37%	41%	65%
Harsh Environment Floaters	95%	93%	93%
Total High-Specification Floaters	67%	69%	75%
Midwater Floaters	55%	54%	73%
High-Specification Jackups	69%	56%	57%
Standard Jackups	48%	43%	52%
Other Rigs	100%	50%	50%
Total fleet average utilization	58%	55%	64%
______________________________
(a)
Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.  The calculation includes the results of newbuild units upon acceptance by the customer and excludes the results of Joides Resolution, a drillship engaged in scientific geological coring activities that is owned by an unconsolidated joint venture in which we have a 50 percent interest and for which we apply the equity method of accounting.  In July 2011, we sold our interest in the unconsolidated joint venture that owns Joides Resolution.

Our utilization declines as a result of idle and stacked rigs to the extent these rigs are not earning revenues.

Operating Results

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Three months ended September 30,
	2011	2010	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days	7,105	8,034	(929)	(12)%
Utilization	58%	64%	n/a	n/m
Average daily revenue	$290,200	$271,700	$18,500	7%

Contract drilling revenues	$2,061	$2,183	$(122)	(6)%
Contract drilling intangible revenues	12	23	(11)	(48)%
Other revenues	169	75	94	n/m
	2,242	2,281	(39)	(2)%
Operating and maintenance expense	(1,540)	(1,202)	(338)	28%
Depreciation and amortization	(362)	(388)	26	(7)%
General and administrative expense	(67)	(59)	(8)	14%
	(1,969)	(1,649)	(320)	19%
Loss on impairment	(3)	—	(3)	n/m
Gain (loss) on disposal of assets, net	(2)	2	(4)	n/m
Operating income	268	634	(366)	(58)%
Other income (expense), net
Interest income	7	7	—	n/m
Interest expense, net of amounts capitalized	(151)	(142)	(9)	6%
Other, net	(77)	(13)	(64)	n/m
Income from continuing operations before income tax expense	47	486	(439)	(90)%
Income tax expense	(100)	(123)	23	(19)%
Income (loss) from continuing operations	(53)	363	(416)	n/m
Income (loss) from discontinued operations, net of tax	(7)	15	(22)	n/m
Net income (loss)	(60)	378	(438)	n/m
Net income attributable to noncontrolling interest	11	10	1	10%
Net income (loss) attributable to controlling interest	$(71)	$368	$(439)	n/m
__________________________
"n/a" means not applicable

"n/m" means not meaningful

Operating revenues—Contract drilling revenues decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to the following: (a) approximately $195 million of decreased contract drilling revenues due to fewer revenue earning days as a result of shipyard, mobilization, maintenance, repair and equipment certification projects and (b) approximately $140 million of decreased contract drilling revenues due to reduced drilling activity associated with rigs stacked or idle.  Partially offsetting these decreases in revenues were (a) $140 million of increased contract drilling revenues associated with our newbuild units that commenced operations in 2010 and 2011 and (b) $105 million of increased contract drilling revenues resulting from fewer rigs operating under lower special standby rates in effect during the U.S. government mandated moratorium during the three months ended September 30, 2010.

Contract drilling intangible revenues declined for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the timing of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe Corporation (“GlobalSantaFe”).  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to (a) $86 million of increased other revenues resulting from increased activity associated with our drilling management services and (b) approximately $4 million of increased revenue from recharges.

Costs and expenses—Operating and maintenance expenses increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to the following: (a) approximately $225 million of increased costs and expenses associated with rigs undergoing shipyard, maintenance, repair and equipment certification projects, (b) $80 million of increased costs and expenses associated with our drilling management services and (c) approximately $40 million of increased costs and expenses associated with our newbuild units that commenced operations during 2010 and 2011.  These increases were partially offset by approximately $45 million of decreased costs and expenses related to lower utilization resulting from stacked rigs.

Depreciation and amortization decreased primarily due to the following: (a) $33 million of reduced depreciation expense associated with our Standard Jackup asset group which was impaired subsequent to September 30, 2010, and (b) $12 million of reduced depreciation expense associated with the assets held for sale and disposed of during the three months ended September 30, 2011, partially offset by $18 million of additional depreciation expense associated with three newbuild Ultra-Deepwater Floaters, which commenced operations subsequent to September 30, 2010.

Other income (expense), net—Other, net, decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to a loss resulting from a forward exchange contract, which was not designated as a hedging instrument for accounting purposes.  We executed the forward exchange contract in connection with our acquisition of Aker Drilling, a marketable security denominated in Norwegian kroner, in order to offset the variability in the cash flows resulting from fluctuations in the U.S. dollar to Norwegian krone exchange rate.  On September 28, 2011, we settled the full amount of the forward exchange contract, and, as a result, we recognized a loss on foreign exchange in the amount of $78 million for the three months ended September 30, 2011.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The estimated annual effective tax rates at September 30, 2011 and 2010 were 34.1 percent and 17.6 percent, respectively, based on projected 2011 and 2010 annual income before income taxes, after excluding certain items, such as losses on impairment, losses on our forward exchange contract, the gain resulting from insurance recoveries on the loss of Deepwater Horizon and prior period adjustments.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  The impact of the various discrete period tax items was a benefit of less than $1 million for the three months ended September 30, 2011 and a net tax expense of $14 million for the three months ended September 30, 2010.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 212.8 percent and 25.3 percent on income from continuing operations before income tax expense for the three months ended September 30, 2011 and 2010, respectively.

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

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Nine months ended September 30,
	2011	2010	Change	% Change
		(As adjusted)
	(In millions, except day amounts and percentages)
Revenue earning days	20,452	24,094	(3,642)	(15)%
Utilization	56%	64%	n/a	n/m
Average daily revenue	$298,100	$285,500	$12,600	4%

Contract drilling revenues	$6,097	$6,880	$(783)	(11)%
Contract drilling intangible revenues	32	85	(53)	(62)%
Other revenues	591	374	217	58%
	6,720	7,339	(619)	(8)%
Operating and maintenance expense	(4,391)	(3,735)	(656)	18%
Depreciation and amortization	(1,075)	(1,155)	80	(7)%
General and administrative expense	(200)	(180)	(20)	11%
	(5,666)	(5,070)	(596)	12%
Loss on impairment	(28)	—	(28)	n/m
Gain (loss) on disposal of assets, net	5	256	(251)	(98)%
Operating income	1,031	2,525	(1,494)	(59)%
Other income (expense), net
Interest income	27	17	10	59%
Interest expense, net of amounts capitalized	(443)	(415)	(28)	7%
Other, net	(79)	(1)	(78)	n/m
Income from continuing operations before income tax expense	536	2,126	(1,590)	(75)%
Income tax expense	(263)	(368)	105	(29)%
Income from continuing operations	273	1,758	(1,485)	(84)%
Income from discontinued operations, net of tax	171	25	146	n/m
Net income	444	1,783	(1,339)	(75)%
Net income attributable to noncontrolling interest	50	23	27	n/m
Net income attributable to controlling interest	$394	$1,760	$(1,366)	(78)%
__________________________
"n/a" means not applicable

"n/m" means not meaningful

Operating revenues—Contract drilling revenues decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the following: (a) approximately $640 million of decreased contract drilling revenues due to fewer revenue earning days as a result of shipyard, mobilization, maintenance, repair and equipment certification projects, partly resulting from additional shipyard time required to comply with enhanced regulations (b) approximately $480 million decreased contract drilling revenues due to reduced drilling activity associated with rigs stacked or idle.  Partially offsetting these decreases were approximately $320 million of increased contract drilling revenues associated with our newbuild units that commenced operations during 2010 and 2011.

Contract drilling intangible revenues declined for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to completion of the contracts with which they were associated.  Contract drilling intangible revenues represent the amortization of the fair value of drilling contracts in effect at the time of our merger with GlobalSantaFe.  We recognize contract drilling intangible revenues over the respective contract period using the straight-line method of amortization.

Other revenues increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to approximately $220 million of increased other revenues resulting from greater activity associated with our drilling management services, partially offset by approximately $7 million of decreased other revenues resulting from reduced activity associated with our integrated services.

Costs and expenses—Operating and maintenance expenses increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the following: (a) approximately $570 million of increased costs and expenses associated with rigs undergoing shipyard, maintenance, repair and equipment certification projects, (b) approximately $190 million of increased costs and expenses resulting from our drilling management services, and (c) approximately $100 million of increased costs and expenses associated with our newbuild units that commenced operations during 2010 and 2011.  These increases were partially offset by (a) approximately $100 million of decreased costs and expenses related to lower utilization resulting from stacked rigs and (b) approximately $75 million of decreased costs and expenses associated with the Macondo well incident, net of insurance recoveries.

Depreciation and amortization decreased primarily due to the following: (a) $96 million of reduced depreciation expense associated with our Standard Jackup asset group which was impaired subsequent to September 30, 2010 and (b) $28 million of reduced depreciation expense associated with assets held for sale and disposed of during the nine months ended September 30, 2011, partially offset by $41 million of additional depreciation expense associated with three newbuild Ultra-Deepwater Floaters, which commenced operations subsequent to September 30, 2010.

During the nine months ended September 30, 2011, we recognized a loss on impairment in the amount of $28 million associated with our assets held for sale.

Other income (expense), net—Other, net, decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to a loss resulting from a forward exchange contract, which was not designated as a hedging instrument for accounting purposes.  We executed the forward exchange contract in connection with our acquisition of Aker Drilling, a marketable security denominated in Norwegian kroner, in order to offset the variability in the cash flows resulting from fluctuations in the U.S. dollar to Norwegian krone exchange rate.  On September 28, 2011, we settled the full amount of the forward exchange contract, and, as a result, we recognized a loss on foreign exchange in the amount of $78 million for the nine months ended September 30, 2011.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The estimated annual effective tax rates at September 30, 2011 and 2010 were 34.1 percent and 17.6 percent, respectively, based on projected 2011 and 2010 annual income before income tax expense after adjusting for certain items such as losses on impairment, losses on our forward exchange contract, losses on litigation matters, losses on debt retirements and certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  The impact of the various discrete period tax items, including certain immaterial adjustments related to prior period tax expense, was a net tax expense of $46 million and $30 million for the nine months ended September 30, 2011 and 2010, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 49.1 percent and 17.3 percent on income from continuing operations before income tax expense for the nine months ended September 30, 2011 and 2010, respectively.

There is little to no expected relationship between our provision for income taxes and income before income taxes considering, among other factors, (a) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (b) rig movements between taxing jurisdictions and (c) our rig operating structures.  With respect to the estimated annual effective tax rate calculation for the nine months ended September 30, 2011, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria and Ghana.  The most significant countries in which we conducted business during this period that impose income taxes based on income before income tax include the U.K., Switzerland, Brazil and the U.S.

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

Discontinued Operations

Oil and gas properties—During the nine months ended September 30, 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  At September 30, 2011, the oil and gas properties and related assets of this reporting unit were classified as assets held for sale.  Subsequent to September 30, 2011, we completed the sale of the equity interest in Challenger Minerals (North Sea) Limited, formerly a wholly owned oil and gas subsidiary in the U.K. and a sale of the assets of Challenger Minerals Inc., a wholly owned oil and gas subsidiary in the U.S., for aggregate net sale proceeds of $50 million.

Caspian Sea operations—During the nine months ended September 30, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and recognized a gain on the disposal of the discontinued operations of $169 million.  Under a transition services agreement, we provided certain transition services for the buyer through September 2011.

Summarized results of discontinued operations—The summarized results of operations for our discontinued operations included in income from discontinued operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating revenues	$11	$28	$59	$77
Costs and expenses	5	18	46	73
Loss on impairment (a)	4	—	4	2
Income from discontinued operations before income tax expense	2	10	9	2
Gain (loss) on disposal of discontinued operations, net	(4)	—	169	—
Income tax benefit (expense)	(5)	5	(7)	23

Income (loss) from discontinued operations, net of tax	$(7)	$15	$171	$25
____________________________

(a)
In the three and nine months ended September 30, 2011, we recognized a loss on impairment of the oil and gas properties since the carrying amount of the properties exceeded the estimated fair value less costs to sell.  We estimated fair value based on unobservable inputs that require significant judgment for which there is little or no market data, including non-binding price quotes from unaffiliated parties.  In the nine months ended September 30, 2010, we recognized a loss on impairment of goodwill associated with the oil and gas properties reporting unit.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2011, we had $3.3 billion in cash and cash equivalents.  During the nine months ended September 30, 2011, our primary sources of cash were our cash flows from operating activities and asset sales, and our primary uses of cash were our capital expenditures, primarily associated with our newbuild construction projects, our initial investment to acquire a 13.7 percent interest in Aker Drilling, our payment of the first two of the four installments of our distribution of qualifying additional paid-in capital and repayments of borrowings under the credit facilities of our consolidated variable interest entities.

	Nine months ended September 30,
	2011	2010	Change
	(In millions)
Cash flows from operating activities
Net income	$444	$1,783	$(1,339)
Amortization of drilling contract intangibles	(32)	(85)	53
Depreciation and amortization	1,075	1,155	(80)
Gain on disposal of discontinued operations, net	(169)	—	(169)
Gain on disposal of assets, net	(5)	(256)	251
Other non-cash items	233	365	(132)
Changes in operating assets and liabilities, net	(324)	188	(512)
	$1,222	$3,150	$(1,928)

Net cash provided by operating activities decreased primarily due to less cash generated from net income and an increase in working capital.

	Nine months ended September 30,
	2011	2010	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(670)	$(969)	$299
Investment in marketable security	(199)	—	(199)
Proceeds from disposal of assets, net	106	51	55
Proceeds from disposal of discontinued operations	259	—	259
Proceeds from insurance recoveries for loss of drilling unit	—	560	(560)
Payment for settlement of forward contract, net	(78)	—	(78)
Other, net	(27)	17	(44)
	$(609)	$(341)	$(268)

Net cash used in investing activities increased primarily due to proceeds from insurance recoveries for the loss of Deepwater Horizon received during the nine months ended September 30, 2010 with no comparable activity in the nine months ended September 30, 2011 and our investment in Aker Drilling during the nine months ended September 30, 2011.  Partially offsetting this increase of cash used in investing activities were increased proceeds from our disposal of discontinued operations and reduced capital expenditures during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

	Nine months ended September 30,
	2011	2010	Change
	(In millions)
Cash flows from financing activities
Change in short-term borrowings, net	$58	$(131)	$189
Proceeds from debt	5	2,054	(2,049)
Repayments of debt	(272)	(966)	694
Distribution of qualifying additional paid-in capital	(508)	—	(508)
Purchases of shares held in treasury	—	(240)	240
Other, net	(4)	(20)	16
	$(721)	$697	$(1,418)

Net cash used in financing activities increased primarily due to the following: (a) the payment of the first two of the four installments of our distribution of qualifying additional paid-in capital, approved by our shareholders on May 13, 2011 and paid during the nine months ended September 30, 2011 and (b) reduced proceeds from borrowing and issuing debt.  Partially offsetting the increase of cash used in financing activities was (a) the decrease in cash used to repay or repurchase debt and (b) the repurchases of our shares during the nine months ended September 30, 2010 with no comparable activity during the nine months ended September 30, 2011.

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

Capital expenditures, including capitalized interest of $30 million, totaled $670 million during the nine months ended September 30, 2011, substantially all of which related to our contract drilling services operating segment.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our remaining major construction projects and projects completed during 2010 and the nine months ended September 30, 2011 (in millions):

	Total costs through September 30, 2011	Expected costs for the remainder of 2011	Estimated costs thereafter	Total estimated costs at completion
Deepwater Champion (a)(b)	$776	$—	$—	$776
Discoverer India (b)	750	—	—	750
Discoverer Luanda (b)(c)	720	—	—	720
Discoverer Inspiration (b)	679	—	—	679
Dhirubhai Deepwater KG2 (b)(d)	677	—	—	677
Transocean Honor (e)	173	32	—	205
High-Specification Jackup TBN1 (f)	79	37	74	190
High-Specification Jackup TBN2 (f)	79	37	74	190
High-Specification Jackup TBN3 (g)	10	68	117	195
Ultra-Deepwater Floater TBN1 (h)	—	131	499	630
Ultra-Deepwater Floater TBN2 (h)	—	131	499	630
Capitalized interest	303	9	77	389
Mobilization costs	120	—	12	132
Total	$4,366	$445	$1,352	$6,163
__________________________
(a)	The costs for Deepwater Champion include our initial investment of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe in November 2007.

(b)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as their construction projects had been completed as of September 30, 2011.

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

(f)
In December 2010, we purchased two Keppel FELS Super B class design jackups.  The two High-Specification Jackups TBN1 and TBN2 are under construction at Keppel FELS’ yard in Singapore and are expected for delivery in the first quarter of 2013.

(g)
In June 2011, we purchased a Keppel FELS Super B class design jackup.  The High-Specification Jackup TBN3 is under construction at Keppel FELS’ yard in Singapore and is expected for delivery in the third quarter of 2013.

(h)
The costs for Ultra-Deepwater Floater TBN1 and Ultra-Deepwater Floater TBN2 include our initial investment of $131 million and $131 million, respectively, representing the estimated fair value of the rigs at the time of our acquisition of Aker Drilling, completed in October 2011.  The fair value of our initial investment is preliminary and is subject to change.  See Notes to Condensed Consolidated Financial Statements—Note 18—Subsequent Events.

For the year ended December 31, 2011, we expect capital expenditures to be approximately $1.1 billion, approximately $476 million of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory requirements and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, the availability of suppliers to recertify equipment for enhanced regulations and the market demand for components and resources required for drilling unit construction.

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the Five-Year Revolving Credit Facility (see “—Sources and Uses of Liquidity”) and may utilize other commercial bank or capital market financings.

Dispositions—During the nine months ended September 30, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20.  The sale of Trident 20 reflected our decision to discontinue operations in the Caspian Sea (see Note 8—Discontinued Operations).  In addition, during the nine months ended September 30, 2011, we completed the sale of the swamp barge Searex IV and the Standard Jackups Transocean Mercury, GSF Britannia, George H. Galloway and GSF Labrador and related equipment.  We received net aggregate proceeds of $94 million and recognized an aggregate gain on disposal of the swamp barge and the Standard Jackups of $8 million.  For the three and nine months ended September 30, 2011, we recognized a net loss on disposal of unrelated assets in the amounts of $1 million and $3 million, respectively.

Unconsolidated affiliates—During the nine months ended September 30, 2011, we completed the sale of our 50 percent ownership interest in Overseas Drilling Limited, a Cayman Islands company, which owns the drillship Joides Resolution, which was adapted for scientific research.  In connection with the sale, we received net proceeds of $22 million and recognized a net gain of $13 million, recorded in other, net.

Assets held for sale—During the three months ended September 30, 2011, we committed to a plan to sell our Standard Jackup GSF Adriatic XI and related equipment.  As a result, we classified these assets as held for sale along with the assets of our oil and gas properties operating segment.  See “—Operating Results—Discontinued Operations.”  At September 30, 2011, GSF Adriatic XI and its related assets and our oil and gas properties had net carrying amounts of $54 million and $63 million, respectively.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, bank credit agreements, proceeds from debt offerings and proceeds from asset sales to fulfill anticipated obligations, such as scheduled debt maturities or other payments, repayment of debt due within one year, including the expected repurchase of any Series B Convertible Senior Notes that the noteholders may require us to repurchase in December 2011, capital expenditures, to complete our acquisition of Aker Drilling shareholder-approved distributions and working capital needs.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce other debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.  From time to time, we may also use borrowings under bank lines of credit and under our commercial paper program to maintain liquidity for short-term cash needs.

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

In May 2009, our shareholders approved, and our board of directors subsequently authorized management to implement, a program to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $4.0 billion at an exchange rate as of October 26, 2011 of USD 1.00 to CHF 0.88.  See “—Share repurchase program.”

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

Notes receivable—In connection with our disposal of GSF Arctic II and GSF Arctic IV in January 2010, we received two notes in the aggregate amount of $165 million.  The notes bear a fixed interest rate of nine percent and require scheduled quarterly installments of principal and interest with a final payment in 2015.  The vessels are pledged as security for the payment and performance of obligations under the notes.  Additionally, we have committed to provide the purchaser of the drilling units with a working capital loan, which is also secured by the drilling units, that has a stated interest rate of 10 percent and a maximum borrowing amount of $35 million.  At October 26, 2011, the notes receivable and working capital loan receivable had aggregate carrying amounts of $109 million and $29 million, respectively.

Bank credit agreements—In November 2011, we entered into the Five-Year Revolving Credit Facility Agreement dated November 1, 2011, which established a $2.0 billion five-year revolving credit facility that is scheduled to expire on November 1, 2016 (the “Five-Year Revolving Credit Facility”) thereby replacing our former five-year credit facility under the Five-Year Revolving Credit Facility Agreement dated November 27, 2007.  In connection with entering into the Five-Year Revolving Credit Facility, we terminated our former five-year credit facility under the Five-Year Revolving Credit Agreement dated November 27, 2007.  The Five-Year Revolving Credit Facility includes a $1.0 billion sublimit for the issuance of letters of credit, and all borrowings under the Five-Year Revolving Credit Facility are guaranteed by Transocean.  Among other things, the Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of September 30, 2011, our debt to tangible capitalization ratio was 0.47 to 1.0.  In order to borrow or have letters of credit issued under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the Five-Year Revolving Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  Although credit rating downgrades below investment grade do not constitute an event of default under the Five-Year Revolving Credit Facility, our commitment fee and lending margin are subject to change based on our credit rating.  A default under our public debt indentures could trigger a default under the Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility and the commercial paper program for which it provides liquidity.  As of November 1, 2011, we had $24 million in letters of credit issued, we had $1.9 billion available borrowing capacity and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

Commercial paper program—We maintain a commercial paper program, which is supported by the Five-Year Revolving Credit Facility, under which we may issue privately placed, unsecured commercial paper notes up to a maximum aggregate outstanding amount of $1.5 billion.  At October 26, 2011, $125 million in commercial paper was outstanding at a weighted-average interest rate of 0.9 percent, including commissions.

6.625% Notes—In April 2001, we issued $700 million aggregate principal amount of 6.625% Notes due April 2011 and $600 million aggregate principal amount of 7.5% Notes due April 2031.  On April 15, 2011, we repaid the 6.625% Notes at maturity using existing cash balances.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan bears interest at a rate of 1.45 percent and requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility bear interest at rates of 2.25 percent and 1.45 percent, respectively, and are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  At October 26, 2011, $980 million was outstanding under the TPDI Credit Facilities, of which $490 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on October 26, 2011 was 2.0 percent.

In April 2010, TPDI obtained a letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.

TPDI Notes—TPDI has issued promissory notes payable to Quantum and one of our subsidiaries (the “TPDI Notes”).  The TPDI Notes bear interest at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin of two percent and have maturities through October 2019.  As of October 26, 2011, $296 million in promissory notes were outstanding, $148 million of which was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on October 26, 2011 was 2.4 percent.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A and one of our subsidiaries provides the commitment for Tranche C.  Tranche A bears interest at LIBOR plus the applicable margin of 0.725 percent and requires semi-annual payments with a final payment in December 2017.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At October 26, 2011, $203 million was outstanding under Tranche A at a weighted-average interest rate of 1.12 percent.  At October 26, 2011, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility is payable in full in December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  At October 26, 2011, $78 million was outstanding under the ADDCL Secondary Loan Facility, of which $51 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on October 26, 2011 was 3.5 percent.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6.0 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  As of October 26, 2011, $681 million was outstanding under the capital lease contract.

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

Convertible Senior Notes—In December 2007, we issued $6.6 billion aggregate principal amount of Convertible Senior Notes.  Our Convertible Senior Notes may be converted at a rate of 6.0944 shares per $1,000 note, equivalent to a conversion price of $164.08 per share.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The conversion rate is subject to increase upon the occurrence of certain fundamental changes and adjustment upon certain other corporate events, such as the distribution of qualifying additional paid-in capital approved by our shareholders in May 2011.

Holders of the Series B Convertible Senior Notes have the right to require us to repurchase their notes on December 15, 2011.  In addition, holders of each remaining series of the Convertible Senior Notes will have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  The aggregate principal amount of Convertible Senior Notes outstanding as of October 26, 2011 was $3.3 billion.

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  In May 2011, we recognized a distribution payable in the amount of approximately $1.0 billion, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 15, 2011, we paid the first installment, in the aggregate amount of $254 million, to shareholders of record as of May 20, 2011.  On September 21, 2011, we paid the second installment, in the aggregate amount of $254 million, to shareholders of record as of August 26, 2011.  At September 30, 2011, the carrying amount of the unpaid distribution payable was $509 million.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $4.0 billion at an exchange rate as of October 26, 2011 of USD 1.00 to CHF 0.88.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  As of October 26, 2011, we have repurchased 2,863,267 of our shares under our share repurchase program for an aggregate purchase price of CHF 257 million, equivalent to $240 million.  See “—Overview.”

We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of October 26, 2011, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately four percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of 3.5 billion Swiss francs of additional paid-in capital to other reserves, or free reserves as presented on our Swiss statutory balance sheet, to create the free reserve necessary for the 3.5 billion Swiss franc share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, in order to comply with new requirements of the Swiss federal tax authorities, the board of directors proposed that 3.2 billion Swiss francs, which is the remaining amount authorized under the share repurchase program, be reallocated from free reserve to legal reserve, reserve from capital contributions.  These reserves will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately six percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it were to do so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

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

Contractual obligations—As of September 30, 2011, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010, except as noted below, presented at face value.

	For the years ending December 31,
	Total	2011	2012 - 2013	2014 - 2015	Thereafter
	(in millions)
Contractual obligations
Distribution of qualifying additional paid-in capital	$509	$255	$254	$—	$—

For the year ending December 31, 2011, the minimum funding requirement for our U.S. defined benefit pension plans is approximately $64 million.  In January 2011, we contributed $11 million, and in April 2011, we contributed an additional $53 million in satisfaction of this funding requirement.  For the year ending December 31, 2011, the minimum funding requirement for our non-U.S. defined benefit plans is approximately $20 million.

As of September 30, 2011, the total liability for unrecognized tax benefit related to uncertain tax positions was $766 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Subsequent to September 30, 2011, in connection with our acquisition of Aker Drilling, we assumed $2.0 billion of debt and approximately $770 million of purchase obligations related to the construction of two Ultra-Deepwater drillships.  See Notes to Condensed Consolidated Financial Statements—Note 18—Subsequent Events.

Commercial commitments—As of September 30, 2011, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2010, except for a $1.3 billion bank guarantee obtained in connection with our acquisition of the remaining outstanding shares of Aker Drilling, which was completed on October 4, 2011.  See Notes to Condensed Consolidated Financial Statements—Note 18—Subsequent Events.

Derivative instruments

We have established policies and procedures for derivative instruments, which have been approved by our board of directors.  These policies and procedures require that our Chief Financial Officer approve derivative instruments before we enter in such transactions.  From time to time, we may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates and foreign exchange rates.  We do not enter into derivative transactions for speculative purposes; however, we may enter into certain transactions that do not meet the criteria for hedge accounting.  See Notes to Condensed Consolidated Financial Statements—Note 12—Derivatives and Hedging.

Contingencies

Except with respect to the following, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 14—Contingencies and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2010.  As of September 30, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  There can be no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Macondo well incident

Litigation—In April 2011, several defendants in the Macondo litigation before the Multi-District Litigation Panel (“MDL”) filed cross-claims and/or third-party claims against Transocean entities and other defendants.  BP Exploration and Production and/or its affiliates (“BP”) filed a claim seeking contribution under the Oil Pollution Act of 1990 (“OPA”) and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  BP Exploration and Production also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owns a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services, filed a claim seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims for indemnity and contribution.

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

On November 1, 2011, we filed a motion for partial summary judgment against BP to enforce its contractual obligations to us, including BP’s obligation to defend, indemnify and hold us harmless against pollution claims.  See Note 14—Contingencies—Contractual indemnity.

The DOJ convened a grand jury in Louisiana to investigate potential criminal conduct in connection with the Macondo well incident and on April 13, 2011, the grand jury issued a subpoena requesting documents from us.

On August 26, 2011, the MDL court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is preempted by maritime law, notwithstanding OPA’s savings provisions.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL court ruled that claims for punitive damages are available for general maritime law claimants against responsible parties and non-responsible parties.  BP has filed an interlocutory appeal from this ruling.

The MDL court has issued an order outlining the trial plan, which will proceed in three phases.  The first phase will focus on issues arising out of the conduct of various parties, relevant to the loss of well control at the Macondo well, the ensuing fire and explosion on Deepwater Horizon on April 20, 2010, the sinking of Deepwater Horizon on April 22, 2010, and the initiation of the release of oil during those time periods.  The second phase will address conduct relating to stopping the release of hydrocarbons between April 22, 2010 and approximately September 19, 2010, and seek to determine the amount of oil actually released during that time period.  The third, and final, phase will involve consideration of issues relating to containing oil discharged by controlled burning, application of dispersants, use of booms, skimming and other methods, as well as issues pertaining to the migration paths and end locations of oil released.

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

At the time of the Macondo well incident, our excess liability insurance program, exclusive of a $15 million deductible and a $50 million self-insured layer, through our wholly-owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and second layer of $150 million each, a third and fourth layer of $200 million each, and a fifth layer of $250 million.  The $250 million fifth layer contains different contractual terms, compared to the first four layers, with regard to additional insured status, such that we believe with reasonable certainty that BP, Anadarko and MOEX do not have contractual right to additional insured status under the fifth layer of our insurance program.

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

See Notes to Condensed Consolidated Financial Statements—Note 14—Contingencies.

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

Excess liability coverage—We completed the renewal of our excess liability insurance coverage effective May 1, 2011.  We carry $793 million of commercial market excess liability coverage, exclusive of deductibles and our self-insured retentions, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Through our wholly-owned captive insurance company, we have retained the risk of $157 million excess liability coverage, of which we have re-insured $25 million in the commercial market.  Together, these components comprise our $950 million aggregate excess liability coverage.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on crew personal injury liability and on collision liability claims and (2) a separate $5 million per occurrence deductible on other third-party non-crew claims.  These types of excess liability coverages are subject to an additional aggregate self-insured retention of $50 million that is applied to any occurrence in excess of the per occurrence deductible until the $50 million is exhausted.  We generally retain the risk for any liability losses in excess of $1.0 billion.

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

See Notes to Condensed Consolidated Financial Statements—Note 14—Contingencies—Retained risk.

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

U.S. tax investigations—With respect to our 2004 and 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, reducing the total proposed adjustment to approximately $79 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2004 and 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  If the authorities were to continue to pursue this transfer pricing position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  As discussed below, the authorities have raised this transfer pricing issue with respect to our 2006 and 2007 U.S. federal income tax returns.  Although we believe the transfer pricing for these charters is materially correct, to date we have been unable to reach a resolution with the tax authorities.  This matter is scheduled to be heard in U.S. Tax Court in February 2012.

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

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $160 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments in the aggregate amount of approximately $88 million, exclusive of interest.  We believe that our U.S. tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external advisors on these transactions.  The authorities issued tax assessments of approximately $268 million, plus interest, related to certain restructuring transactions, approximately $117 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $71 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  With respect to the tax assessment related to the migration of a subsidiary, we intend to provide a guarantee in the amount of approximately $120 million, plus interest, while this dispute is addressed by the Norwegian courts.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $794 million, including interest and penalties, for these other assessed amounts while this dispute is appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  For these matters, we believe our returns are materially correct as filed, and we have and will continue to respond to all information requests from the Norwegian authorities.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  Subsequent to September 30, 2011, the Norwegian authorities issued criminal indictments against a Norwegian tax attorney.  The indictments related to certain of our restructuring transactions and to a 2001 dividend payment.  The indicted Norwegian tax attorney worked for us in an advisory capacity on these transactions.  We believe these charges are without merit and plan to vigorously defend our subsidiaries to the fullest extent.  We intend to vigorously contest any assertions by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil and criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $125 million, plus a 75 percent penalty of $93 million and interest of $165 million through September 30, 2011.  An unfavorable outcome on these assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  We filed a protest letter with the Brazilian tax authorities on January 25, 2008, and we are currently engaged in the appeals process.

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

See Notes to Condensed Consolidated Financial Statements—Note 7—Income Taxes.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2011, there have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

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

Interest Rate Risk

We are exposed to interest rate risk, primarily associated with our long-term and short-term debt.  For our debt obligations, including obligations of our consolidated variable interest entities, as of September 30, 2011, the following table presents our scheduled debt maturities in U.S. dollars and related weighted-average stated interest rates for the twelve months ending September 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	09/30/11 (b)
Debt
Fixed rate	$1,696	$2,492	$21	$23	$1,125	$4,779	$10,136	$10,626
Average interest rate	1.56%	2.65%	7.76%	7.76%	5.01%	6.85%
Variable rate	$146	$—	$—	$—	$—	$—	$146	$146
Average interest rate	0.94%	—%	—%	—%	—%	—%

Debt of consolidated variable interest entities
Variable rate	$96	$98	$99	$311	$61	$203	$868	$868
Average interest rate	1.63%	1.62%	1.61%	1.99%	2.19%	2.08%

Interest rate swaps
Fixed to variable	$—	$750	$—	$—	$650	$—	$1,400	$(35)
Average pay rate	—%	3.50%	—%	—%	3.47%	—%
Average receive rate	—%	5.17%	—%	—%	4.95%	—%

Interest rate swaps of consolidated variable interest entities
Variable to fixed	$70	$70	$70	$263	$—	$—	$473	$19
Average pay rate	2.34%	2.34%	2.34%	2.34%	—%	—%
Average receive rate	0.37%	0.37%	0.37%	0.37%	—%	—%
__________________________
(a)	Expected maturity amounts are based on the face value of debt.

In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes in December 2011 and 2012, respectively.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk (see Notes to Condensed Consolidated Financial Statements—Note 12—Derivatives and Hedging).

(b)	The fair values of our consolidated debt and interest rate swaps are presented as the aggregate fair value of the liability (asset) as of September 30, 2011.

At September 30, 2011, the face value of our consolidated variable-rate debt was approximately $1.9 billion, which represented 17.3 percent of the face value of our total debt, after giving effect to our hedging activities.  At September 30, 2011, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  At December 31, 2010, the face value of our consolidated variable-rate debt was approximately $1.2 billion, which represented 11 percent of the face value of our total debt, after giving effect to our hedging activities.  Based upon variable-rate debt amounts outstanding as of September 30, 2011 and December 31, 2010, a one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $19 million and $12 million, respectively.

The fair value of our debt was $11.6 billion and $11.5 billion at September 30, 2011 and December 31, 2010, respectively.  The $100 million increased fair value was primarily due to the following: (a) $353 million increased fair value due to changes in bond prices, (b) $58 million increased fair value due to additional outstanding commercial paper, partially offset by (c) $95 million decreased fair value due to net repayments of borrowings under the credit facilities of our consolidated variable interest entities and (d) $179 million decreased fair value due to the repayment of debt.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon our cash investments as of September 30, 2011 and December 31, 2010, a one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $33 million.

Foreign Exchange Risk

We are exposed to foreign exchange risk associated with our international operations.  During the three and nine months ended September 30, 2011, we acquired a 13.7 percent interest in Aker Drilling, a marketable security denominated in Norwegian kroner.  Additionally, in connection with our pending acquisition of 100 percent of the outstanding shares of Aker Drilling, we entered into a forward exchange contract, which was not designated as a hedging instrument for accounting purposes, in order to offset the variability in the cash flows resulting from fluctuations in the U.S. dollar to Norwegian krone exchange rate.  The aggregate notional amounts and the exchange rate associated with the forward exchange contract were to pay USD 1.1 billion and to receive NOK 6.0 billion, representing an exchange rate of USD 1 to NOK 5.4005.  On September 28, 2011, we settled the full amount of the forward exchange contract, and, as a result, we recognized a loss on foreign exchange in the amount of $78 million, recorded in other, net for the three and nine months ended September 30, 2011.

For a discussion of our foreign exchange risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2010.  With the exception of the foregoing, there have been no material changes to these previously reported matters during the nine months ended September 30, 2011.

Item 4.	Controls and Procedures

Disclosure controls and procedures—In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 14—Contingencies and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 14—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2010.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 7—Income Taxes.  As of September 30, 2011, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

Except as disclosed below, there have been no material changes from the risk factors as previously disclosed in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and “Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

The anticipated benefits of the Aker Drilling acquisition may not be realized, and there may be difficulties in integrating our operations.

We have acquired all of the outstanding shares of Aker Drilling ASA (“Aker Drilling”), a Norwegian company formerly listed on the Oslo Stock Exchange, with the expectation that the acquisition would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies.  We may not achieve these benefits at the levels expected or at all.

We may not be able to integrate our operations with those of Aker Drilling without a loss of employees, customers or suppliers, a loss of revenues, an increase in operating or other costs or other difficulties.  Any unexpected delays incurred in connection with the integration could have an adverse effect on our business, results of operations or financial condition.

Failure to secure drilling contracts prior to deployment of the two newbuild Aker Drilling drillships could adversely affect our results of operations.

We are expected to take delivery of two Ultra-Deepwater drillships currently under construction by Aker Drilling at the Daewoo Shipbuilding & Marine Engineering Co. Ltd shipyard in Korea in 2014.  We have not yet secured a drilling contract for either drillship.  Historically, the industry has experienced prolonged periods of overcapacity, during which many rigs were idle for long periods of time.  Our failure to secure a drilling contract for either rig prior to its deployment could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2011	30,324	$61.42	—	$3,560
August 2011	13,349	$55.55	—	$3,560
September 2011	59	$11.23	—	$3,560
Total	43,732	$59.56	—	$3,560
__________________________
(1)
Total number of shares purchased in the third quarter of 2011 consists of 43,732 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.8 billion at an exchange rate as of September 30, 2011 of USD 1.00 to CHF 0.91.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through September 30, 2011, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Liquidity—Overview.”

Item 6.	Exhibits

(a)           Exhibits

    The following exhibits are filed in connection with this Report:

Number	Description

†	4.1
Credit Agreement dated November 1, 2011 among Transocean Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, Crédit Agricole Corporate and Investment Bank and Citibank, N.A., as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, National Association, as co-documentation agents, and J.P. Morgan Securities LLC, Crédit Agricole Corporate and Investment Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citigroup Global Markets Inc., and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners

†	4.2	Guarantee Agreement dated November 1, 2011 among Transocean Ltd. and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement

10.1	Aker Pre-Acceptance Agreement (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on August 15, 2011)

10.2	Form of Pre-Acceptance Commitment Letter (incorporated by reference to Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on August 15, 2011)

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	101.ins	XBRL Instance Document

†	101.sch	XBRL Taxonomy Extension Schema

†	101.cal	XBRL Taxonomy Extension Calculation Linkbase

†	101.def	XBRL Taxonomy Extension Definition Linkbase

†	101.lab	XBRL Taxonomy Extension Label Linkbase

†	101.pre	XBRL Taxonomy Extension Presentation Linkbase
____________________
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2011.

TRANSOCEAN LTD.

By:   /s/ Ricardo H. Rosa
Ricardo H. Rosa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)