Form 10-K/A
period 2010-12-31
Transocean Ltd.
filed 2011-11-25
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☒

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 1, 2011 for its 2011 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Item 11 (Executive Compensation) of the previously filed Annual Report on Form 10-K of Transocean Ltd. (“Transocean” or the “Company”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (the “Original Form 10-K”), to enhance certain disclosures.  As a result of this amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to the Amendment.

There are no changes to the Original Form 10-K other than those set forth below.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the Amendment.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, the Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2010

PART III

Item 11.         Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis provides information regarding the fiscal 2010 compensation program for each individual who served as our principal executive officer or principal financial officer during fiscal 2010, the three executive officers (other than the principal executive officer and principal financial officer) at fiscal year-end who were the most highly compensated executives of the Company and one individual whose total compensation was impacted by severance payments made in accordance with a severance agreement. For fiscal 2010, these individuals were:

•                  Steven L. Newman, our President and Chief Executive Officer;

•                  Robert L. Long, our former Chief Executive Officer;

•                  Ricardo H. Rosa, our Senior Vice President and Chief Financial Officer;

•                  Eric B. Brown, our Executive Vice President, Legal & Administration;

•                  Arnaud A.Y. Bobillier, our Executive Vice President, Asset and Performance;

•                  Ihab M. Toma, our Executive Vice President, Global Business; and

•                  Cheryl D. Richard, our former Senior Vice President, Human Resources and Information Technology.

These executive officers were our Named Executive Officers for fiscal 2010. In this Compensation Discussion and Analysis, Transocean Ltd. is referred to as “our,” “us,” “we,” or “the Company.”

This Compensation Discussion and Analysis describes the material elements of our executive compensation program during fiscal 2010. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why the Executive Compensation Committee of our Board of Directors (the “Committee”) arrived at the specific compensation decisions for our executive officers, including the Named Executive Officers, with respect to fiscal year 2010, and discusses the key factors that the Committee considered in determining their compensation.

Executive Summary

Fiscal 2010 Business Highlights

We are the world’s largest offshore oil and gas drilling contractor and the leading provider of drilling management services worldwide. We provide drilling services, including the equipment and personnel for operations, to our customers—the oil and gas companies throughout the world. We have a long-standing reputation for safety and for being able to manage and deliver on extraordinarily complex offshore drilling projects in challenging environments. Our vision is to be universally recognized for innovation and excellence in unlocking the world’s offshore resources.

Although in 2010 we made significant progress in achieving our strategic and operational objectives for the year, these developments were overshadowed by the April 20, 2010 fire and explosion onboard our semi-submersible drilling rig, the Deepwater Horizon, off the Louisiana coast that resulted in the deaths of 11 of our colleagues, including nine Transocean employees, and the uncontrolled flow of hydrocarbons from the well for an extended period (the “Macondo Incident”). As a result, many of our senior executive officers, including our Named Executive Officers (other than Mr. Long, who retired on February 28, 2010), dedicated a significant portion of their time in 2010 following the Macondo Incident to responding to the needs of the victims’ families, coordinating the involvement of additional resources required to stem the flow of hydrocarbons, including drilling rigs and personnel to drill relief wells and other operations as requested by the Unified Area Command, cooperating with the numerous federal, state, and local reviews and investigations into the incident, overseeing our internal investigation of the incident, and managing other demands stemming from these activities, in addition to performing their normal responsibilities.

As a direct consequence of the Macondo Incident, we were forced to revise our short-term business priorities and expand our focus to protect the immediate and long-term interests of our Company. In addition to the activities described above, we accomplished the following:

•                  maintained close contact with our customers in the Gulf of Mexico and elsewhere to keep them informed and to minimize any potential impact on our contract backlog;

•                  launched a proactive communication program with our employees to facilitate their continued engagement with the Company and to maintain their focus on running safe and efficient operations for our customers;

•                  conducted a thorough review of our safety protocols, including additional emphasis on safety training and drills for our offshore personnel;

•                  worked with our banks, insurers and other financial institutions to maintain our reputation as a credible investment grade organization; and

•                  lowered our Total Recordable Incident Rate (“TRIR”) and Total Potential Severity Rate (“TPSR”) statistics across the global fleet.

Consequently, we believe that we are well-positioned to execute on our long-term strategic objectives over the next several years.

Impact of Fiscal 2010 Business Results on Executive Compensation

As reflected in our compensation philosophy, we set the compensation of our executive officers, including the Named Executive Officers, based on their ability to achieve annual operational objectives that further our long-term business objectives and to create sustainable long-term shareholder value in a cost-effective manner. Accordingly, our fiscal 2010 compensation actions and decisions were based on our executives’ accomplishments in these areas. For fiscal 2010, the Committee took the following actions with respect to the compensation of our executive officers, including the Named Executive Officers:

•                  approved base salary adjustments averaging a 3.8% increase per individual, excluding the CEO, whose base salary reflected his promotion into the CEO role. The salary adjustments were intended to achieve closer alignment with our compensation philosophy of paying salaries in line with the median of the market;

•                  evaluated our performance as measured under the Performance Award and Cash Bonus Plan, which provides for cash awards based on our performance under safety, financial, newbuilds and enterprise resource planning objectives and, based on this evaluation, determined to pay cash performance awards for fiscal 2010 at 44.8% of the target bonus opportunity for each individual; and

•                  approved long-term incentive awards in the form of stock options and contingent deferred units with target values ranging from $1.2 million to $5.4 million designed to satisfy competitive market concerns and reward individual performance during fiscal 2010.

In addition, to address retention concerns with respect to individual Named Executive Officers, during fiscal 2010 the Committee made special one-time retention awards in the form of time-vested deferred units to certain Named Executive Officers.

In making cash performance awards for 2010, the Committee noted that, notwithstanding the near-term performance of our share price, the Named Executive Officers’ efforts had enabled the Company to maintain its financial flexibility during a challenging period, while, at the same time, positioning the Company for sustained growth in the future.

In assessing the reasonableness of the total direct compensation of the Named Executive Officers, particularly the compensation of our Chief Executive Officer, the Committee considered that the mix of compensation continues to provide a direct link to creating sustainable shareholder value, achieving our mission and business strategy, and advancing the other core principles of our compensation philosophy and objectives.

Chief Executive Officer Compensation

Effective March 1, 2010, Mr. Newman was appointed our Chief Executive Officer. In connection with his promotion, the Committee approved the following compensation package for Mr. Newman:

•                  an annual base salary of $900,000;

•                  a target annual cash bonus opportunity equal to 100% of his base salary; and

•                  a target long-term incentive compensation award with a value of $5.4 million.

Significant Corporate Governance Policies and Actions

We endeavor to maintain good governance standards in our executive compensation policies and practices. The following policies and practices were in effect in fiscal 2010:

The Committee is comprised solely of independent directors who, as noted elsewhere in this proxy statement, have established a means for communicating with shareholders regarding their executive compensation ideas and concerns.

•                  The Committee’s independent compensation consultant, Longnecker & Associates (“Longnecker”), is retained directly by the Committee and performs no other consulting or other services for us.

•                  The Committee conducts an annual review and approval of our compensation strategy, including a review of our compensation-related risk profile.

•                  Our compensation philosophy and related governance features are complemented by several specific elements that are designed to align our executive compensation with long-term shareholder interests, including:

•                  Stock ownership requirements for our executive officers, including the Named Executive Officers. Each of the Named Executive Officers was in compliance with his or her required stock ownership level during fiscal 2010.

•                  A policy that prohibits any of our executive officers, including the Named Executive Officers, from holding derivative instruments tied to the Company’s shares, other than derivative instruments issued by us, such as our convertible notes.

•                  Effective in 2011, we stopped providing gross ups for social security (FICA) payments on perquisites, including the financial and tax planning assistance and club membership benefits that we provide to Named Executive Officers. This gross up was only provided to Named Executive Officers on the U.S. payroll. All Named Executive Officers continue to be covered by our tax protection program for expatriates assigned to Switzerland.

•                  With the retirement of Mr. Long in 2010 and planned retirement of Mr. Brown in 2011, we will no longer have any individual severance arrangement with any of the Named Executive Officers.

Executive Compensation Program—Guiding Principles and Objectives

The goal of our executive compensation program is to attract, motivate and retain talented individuals from within and outside of our highly competitive industry to be leaders in our Company. In designing and administering our executive compensation program, we are guided by two overarching principles:

We strive to align the interests of our executive officers with those of our shareholders by basing the compensation of our executive officers on corporate performance.

We believe that the total compensation offered to each of our executive officers should be substantially linked to our organizational success. By focusing our executive officers on appropriate measures of success, we seek to align their interests with the interests of our shareholders. Barring any unusual transactions, both the annual incentive compensation and the equity compensation that each of our executive officers ultimately receives each year is structured to be directly related to our success.

We strive to set the compensation of our executive officers at competitive levels.

We believe that our executive compensation program must be continuously monitored to ensure that we provide the opportunity for each of our executive officers to receive competitive compensation. The Committee annually reviews the total compensation and each component of compensation that may be paid or awarded to each of our executive officers and compares the total compensation and each component of compensation:

•                  internally for purposes of ensuring internal equity; and

•                  externally against the median amount paid to executive officers holding comparable positions at companies with whom we compete for executive talent.

We seek to maintain an overall compensation mix and compensation levels that are appropriate within our industry sector that provide a direct link to enhancing shareholder value, achieving our vision and business strategy, and advancing the other core principles of our compensation philosophy and objectives, including attracting, motivating and retaining the key talent needed to ensure the long-term success of our Company.

Within the framework of our compensation philosophy, we have developed executive compensation programs that are intended to achieve the following objectives:

•                  close alignment of both cash- and share-based reward opportunities with the interests of our shareholders as supported by our vision, strategic imperatives and compensation strategy;

•                  maintaining a pay-for-performance culture, including reward opportunities for exceeding specific annual and triennial goals;

•                  reasonable reward opportunities that are sufficiently competitive to attract, motivate and retain superior employees in key positions; and

•                  a connection between compensation and the attainment of goals that is clearly visible to the participants in our compensation programs.

Executive Compensation Program—Compensation-Setting Process

The Committee, the compensation consultant engaged by the Committee, other outside advisors, and members of our management are involved in designing and administering our executive compensation program.

Role of the Committee

The Committee is responsible for overseeing our executive compensation program. Specifically, the Committee is responsible for:

•                  reviewing and approving the compensation paid to and the benefits received by our executive officers and other officers at or above the Senior Vice President level;

•                  annually establishing focus areas for our Chief Executive Officer, annually evaluating our Chief Executive Officer’s performance in light of these focus areas (with the participation of our full Board of Directors), and setting our Chief Executive Officer’s compensation based on this evaluation and after reviewing data concerning the competitive market;

•                  establishing and administering our executive compensation plans and arrangements which provide benefits to our executive officers and other officers at or above the Senior Vice President level in accordance with the goals and objectives of our Company as established by the Board;

•                  considering and making recommendations to our Board of Directors concerning the existing executive compensation programs and changes to such programs;

•                  considering and approving executive employment and severance agreements or other contractual agreements that may be entered into with our executive officers (which shall not include “single-trigger” change-in-control agreements);

•                  reviewing and discussing this Compensation Discussion and Analysis with our management and, based upon such review and discussion, recommending to our Board of Directors that the Compensation Discussion and Analysis be included in the proxy statement for our annual meeting of shareholders; and

•                  assessing the risks associated with the Company’s compensation arrangements.

The Committee may delegate any of its powers or responsibilities to a subcommittee or subcommittees composed of one or more members of the Committee provided that the decisions of such subcommittee are presented to the full Committee at its next regularly scheduled meeting. Our Chief Executive Officer has been delegated authority to award restricted shares, restricted units and deferred units under our Company’s Long-Term Incentive Plan to recently hired employees, excluding our executive officers and other officers at or above the Senior Vice President level, not to exceed an aggregate of 100,000 shares per calendar year. The Committee has delegated to a subcommittee composed of its Chairman and an additional committee member the authority to approve interim compensation resulting from promotions, competitive realignment, or the hiring of new executive officers (excluding the Chief Executive Officer) between meetings of the Committee, including, but not limited to, establishing annual base salary, annual bonus targets, long-term incentive plan targets, and granting equity awards. The Committee is notified of compensation actions taken by our Chief Executive Officer or this subcommittee at the meeting following the date such actions are taken.

The Committee is composed solely of Board members who (a) are not employees of the Company, (b) meet the independence requirements of the New York Stock Exchange, and (c) meet the qualifications of outside directors under Section 162(m) of the U.S. Internal Revenue Code. The Committee currently consists of three directors: Edward R. Muller (Chairman), Martin B. McNamara and Robert M. Sprague. John L. Whitmire was the Chairman of the Committee until his resignation from the Board in June 2010.

The Compensation Consultant

To assist it in discharging its responsibilities, in August 2009 the Committee engaged Longnecker, an executive compensation consulting firm, to serve as the Committee’s compensation consultant.

In order not to impair the independence of the Committee’s compensation consultant or to create the appearance of such an impairment, in February 2009 the Committee adopted a policy that any compensation consultant to the Committee may not provide other services to our Company in excess of $100,000. Accordingly, neither Longnecker nor any of its affiliates provided the Company with any non-executive compensation consulting services in 2010.

Longnecker reports to and acts at the direction of the Committee. The Committee directs Longnecker, in the performance of its duties under its engagement, to provide certain guidance on an ongoing basis, including:

•                  expertise on compensation strategy and program design;

•                  information relating to the selection of our Company’s peer group (as described below);

•                  relevant market data and alternatives to consider when making compensation decisions;

•                  assistance in establishing and updating annual and long-term incentive guidelines;

•                  annual reviews of the total executive compensation program; and

•                  support and advice as the Committee conducts its analysis of and makes its decisions regarding executive compensation.

The Committee does not adopt all of Longnecker’s recommendations but uses its work as a reference in exercising its own judgment with respect to its own executive compensation actions and decisions.

The compensation consultant regularly participates in the meetings of the Committee and meets privately with the Committee at the Committee’s request. Our management provides input to the consultant but does not direct or oversee its activities with respect to our executive compensation program.

Other Advisors

From time to time, we engage other advisors to assist management and the Committee regarding executive compensation matters. Such advisors have included, among others, an outside corporate law firm to advise management and the Committee regarding various legal issues and an outside actuarial firm to evaluate benefits programs.

Role of Management

Our Chief Executive Officer annually reviews the competitive pay position and the performance of each member of senior management, other than himself. Our Chief Executive Officer’s conclusions and recommendations, including his conclusions and recommendations with respect to base salary adjustments and award amounts for the current fiscal year, and target annual award amounts for the next fiscal year, are presented to the Committee. The Committee makes all compensation decisions and approves all share-based awards for the Named Executive Officers, and other officers at or above the Senior Vice President level. The Committee may exercise its discretion in modifying any compensation adjustment or awards to any executive officer, including the ability to reduce or increase the payment amount for one or more components of such awards.

Executives in our Human Resource Department assist our Chief Executive Officer with his recommendations and, with the assistance of other officers and employees as needed, develop and present other recommendations regarding compensation to the Committee. The Vice President, Human Resources, and a member of our Legal Department regularly attend Committee meetings, and our Chief Executive Officer, other executive officers and our Chairman of the Board of Directors participate on an as-needed basis. Our executive officers and other employees participate in Committee discussions in an informational and advisory capacity and have no vote in the Committee’s decision-making process.

Our Board of Directors annually considers the performance of our Chief Executive Officer. The Committee determines all components of our Chief Executive Officer’s compensation. The Committee meets outside the presence of all of our executive officers to consider appropriate compensation for our Chief Executive Officer. For the other Named Executive Officers, the Committee meets outside the presence of all executive officers except our Chief Executive Officer and Vice President, Human Resources.

Peer Group

We compete for executive talent across many different sectors around the world. Our primary competitive market generally includes other companies in the energy industry (oil and gas companies, offshore drilling companies and other energy services companies). In making compensation decisions for the Named Executive Officers, each element of their total direct compensation is compared against published compensation data.

For 2010, we used a group of peer companies to compare each component of our executive compensation program to the competitive marketplace. This group (the “Peer Group”) was comprised of the following companies:

Anadarko Petroleum Corporation	Hess Corporation
Apache Corporation	Marathon Oil Corporation
Baker Hughes Incorporated	National-Oilwell Varco Inc.
Devon Energy Corporation	Noble Corporation
Diamond Offshore Drilling Inc.	Pride International, Inc.
ENSCO plc	Rowan Companies Inc.
EOG Resources, Inc.	Schlumberger Limited
Halliburton Company	Weatherford International Ltd.

The Peer Group or a smaller group may be used for performance comparisons as determined by the Committee. In August 2010, the Committee removed Smith International, Inc. from the Peer Group due to Smith International, Inc.’s merger with Schlumberger Limited.

Competitive Positioning

Generally, we set the target compensation for our executive officers, including the Named Executive Officers, at the market median to remain competitive and avoid contributing to the “ratcheting-up” of executive compensation that occurs when a large number of companies all target their executive compensation at above-median levels. In 2010, we determined the market median based on data from the Peer Group and market surveys analyzed by the compensation consultant, each weighted at 50%.

Our approach to setting executive compensation, which is periodically reviewed and updated by the Committee, is as follows:

Element	Targeted Position	Comments
Base Salary	Market median.	Individual circumstances can allow for certain positions to be above or below the median.

Annual Bonus	Opportunity to earn total cash compensation competitive with market, with upside/downside based on performance against financial and operating metrics.	Actual payout based on performance. Metrics include both financial and operational results that drive long-term value. Current award potential ranges from 0% to 200% of target.

Element	Targeted Position	Comments
Total Cash Compensation	Market median.

Target performance is intended to result in median total cash compensation. Superior performance will result in 75th percentile or higher total cash compensation. Below target performance will result in below median total cash compensation.

Long-Term Incentives (options, restricted shares and deferred units)	Market median.

Current practice is to award time-vested stock options, deferred units requiring continuous employment and fully contingent deferred units that vest based on total shareholder return compared to a group of companies we consider our performance peers. See “Long-Term Incentive Plan” for a description of this group. At median performance relative to this group of performance peers, we provide vesting of the contingent deferred units at target, and at upper quartile performance, the maximum contingent deferred unit award vests.

Total Direct Compensation	Market median.	Ability to earn above or below market median based on performance.

The data from the peer group is gathered based both on position (CEO, CFO and General Counsel) and according to pay rank for the highest-paid position, the second highest-paid position, and so forth. The Committee’s compensation consultant recommends this approach because of the variations in pay based on position and the need to ensure that a sufficient number of market matches exist for meaningful comparisons. The positions of Executive Vice President, Asset and Performance, and Executive Vice President, Global Business, are considered to be equivalent internally and are difficult to match based on position or role. Consequently, the data used to compare these positions is based on the median pay for all of the fourth- and fifth-ranked positions from the companies in the Peer Group. Data from the peer group analysis is combined with that of industry specific surveys to determine market ranges for each of our Named Executive Officers.

Each element of compensation and the total direct compensation for each of the Named Executive Officers is then compared to the estimated market median for his or her position.

In 2010, total direct compensation for the Named Executive Officer positions ranged from 29% below to 14% below the competitive market median, with an average of 21% below for the group. This range is due to a number of factors, including the fact that a number of our Named Executive Officers have not been in their positions for a long period of time, salaries falling below our median market target and the impact of the performance-based elements of our incentive compensation programs.

Compensation Program Design

The Committee has the responsibility of reviewing and approving the compensation paid to and the benefits received by our executive officers and other officers at or above the Senior Vice President level. When approving such compensation, the Committee can exercise its discretion as to the level and mix of compensation paid to each officer.  In exercising its discretion, the Committee reviews information, including Peer Group and other compensation survey information developed and provided by the compensation consultant, to determine the appropriate compensation levels and mix. Although we have no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term compensation, we have designed the components of our compensation programs so that, as an executive’s responsibility increases, his or her compensation mix is weighted more heavily toward performance-based and at-risk compensation and less heavily toward base salary, while at the same time remaining competitive at or near the market median for total direct compensation and with a mix that is similar to that of our peers. Any benefits or perquisites that an executive officer may receive are not considered for purposes of this analysis. We supplement performance-based and at-risk compensation with downside protection to minimize the turnover of executive talent and to ensure that our executives’ attention remains focused on the Company’s and our shareholders’ interests. Such downside protection includes, but is not limited to, severance benefits, as discussed in more detail below.

We believe that a lack of internal pay equity among our executive officers would be detrimental to morale and productivity, and, as a result, to advancing the Company’s and our shareholders’ interests. To that end, we have designed our compensation programs so that all executives participate in the same compensation programs that our Chief Executive Officer participates in and so that base salary and incentive reward opportunities are commensurate with the executives’ relative levels of responsibility within the Company.

We also consider total compensation when we design our compensation programs and determine compensation levels. We developed a thorough analysis of the total value of each Named Executive Officer’s entire compensation and benefits package. That analysis resulted in a total compensation “tally sheet” containing data on all elements of compensation and benefits, including retirement plan benefits, severance benefits and vested and unvested equity awards. The Committee annually reviews total compensation and considers it, along with the other factors noted above, when making compensation decisions. Based on its reviews of total compensation and such other factors, the Committee has concluded that the total compensation paid to the Company’s executive officers, including the Named Executive Officers, is reasonable for the related performance period. However, compensation practices and philosophy are an evolving practice and future changes may be made to take into account changed circumstances, practices, competitive environments and other factors.

Executive Compensation Program—Direct Compensation Elements

Base Salaries

We provide our executive officers, including the Named Executive Officers, with base salaries that provide them a minimum level of compensation for services rendered during the year. The base salaries of our executive officers are reviewed upon a promotion or other change in job responsibility, and they are also reviewed annually, both individually and relative to other executive officers. Base salary adjustments are made to reflect our desired position in the competitive market.

In February 2010, the Committee reviewed the base salaries of the Named Executive Officers. In connection with its review, the Committee considered recommendations from our Chief Executive Officer, competitive compensation information based on Peer Group and other survey data, the job responsibilities, performance, and expected future contributions of each executive officer, and our compensation philosophy and objectives. Considering input from Longnecker, the Committee concluded that, overall, our Named Executive Officers’ base salaries for 2010 fell below the market median.

As a result, effective February 16, 2010 for Messrs. Rosa, Brown and Bobillier and Ms. Richard, and March 1, 2010 for Mr. Newman, the Committee approved increases in base salary (or base salary reference) for these individuals to the following amounts:

Mr. Newman	$900,000
Mr. Rosa(1)	$450,000
Mr. Brown	$468,000
Mr. Bobillier(1)	$392,000
Ms. Richard	$355,000

(1)              Base salary reference is converted to CHF at the Company’s long-term exchange rate of 1.21 CHF to USD.

In connection with his appointment as Executive Vice President, Global Business, in August 2010, Mr. Toma’s annual base salary reference was increased to $380,000.

Changes in 2011

Effective February 10, 2011, the Committee approved increases in base salary for the Named Executive Officers to the following amounts, based on the assessment of the market data provided by the compensation consultant, and the Committee’s assessment of the continued progress of the Named Executive Officers in their respective roles:

Mr. Newman	$1,100,000
Mr. Rosa(1)	$500,000
Mr. Brown	$500,000
Mr. Bobillier(1)	$435,000
Mr. Toma(1)	$435,000

(1)              Base salary reference is converted to CHF at the Company’s long-term exchange rate of 1.21 CHF to USD.

Performance-Based Incentive Compensation

Our performance-based incentive compensation is delivered through two programs: our Performance Award and Cash Bonus Plan and our Long-Term Incentive Plan.

Performance Award and Cash Bonus Plan

Our Performance Award and Cash Bonus Plan (the “Bonus Plan”) is a goal-driven plan that provides participants, including the Named Executive Officers, with the opportunity to earn annual cash bonuses based on performance as measured against predetermined performance objectives. Individual target award levels, expressed as percentages of the participants’ base salaries, are established by the Committee at the beginning of the year. These individual target award opportunities range from 10% of base salary for the lowest level eligible participant to 100% of base salary for our Chief Executive Officer. The Committee may consider many factors when determining the actual bonus plan compensation for a given year, including its assessment of the appropriateness of the actual percentage of target. The target award opportunities under the Bonus Plan, when combined with base salaries, are intended to position the participants, on average, to earn total cash compensation approximating competitive market median levels. In addition, other performance levels above and below the target provide the opportunity for participants to earn total annual cash compensation above the competitive market median when above-target performance warrants, up to a designated maximum, or the possibility of earning total annual cash compensation below the median in cases of below-target performance.

For performance during the past five years (2006-2010), the Bonus Plan has paid out in excess of the target level one time and under the target level four times. Other than in 2007, when the bonus payout was impacted by change-in-control provisions triggered by our merger with GlobalSantaFe, the maximum payout level was not achieved during this five-year period. The Named Executive Officers’ average payout percentage over the past five years was 97% of the target award opportunity with the lowest payout of 0% in 2009 and the highest payout of 258% in 2007 under the provisions of a prior change-in-control policy. This policy was subsequently modified to limit payouts to 200% of the target award opportunity.

2010 Cash Bonus Plan

Under the 2010 Cash Bonus Plan, each Named Executive Officer had a potential payout range of 0% to 200% of his or her individual target award opportunity. In February 2010, the Committee also established a target bonus opportunity for 2010 for each of the Named Executive Officers, which is expressed as a percentage of base salary, as follows:

Mr. Newman	100%
Mr. Rosa	75%
Mr. Brown	65%
Mr. Bobillier	75%
Mr. Toma	60%
Ms. Richard	60%

In connection with his appointment as Executive Vice President, Global Business, in August 2010, Mr. Toma’s bonus opportunity was increased to 75%.

Performance Measures.    When determining the actual bonus plan compensation under the 2010 Bonus Plan, the Committee considered the results of the five performance measures identified below, as well as the performance of our senior executive officers following the challenging circumstances that have resulted from the Macondo Incident:

•                  Safety Performance (25%);

•                  Total Recordable Incident Rate (“TRIR”)

•                  Total Potential Severity Rate (“TPSR”)

•                  Cash Flow Value Added (“CFVA”) relative to our annual budget (50%);

•                  Newbuilds (10%); and

•                  Enterprise Resource Planning (15%).

The calculation for each measure was interpolated relative to threshold, target and maximum amounts based on actual results.

The 2009 Bonus Plan included several performance measures that were not included in the 2010 Bonus Plan. The overhead cost metric, which was based on actual performance of managing overhead costs against the Company’s 2009 budgeted amount, was included in the 2009 Bonus Plan to specifically ensure that overhead costs were matched to the reduction in market activity seen in 2009. The lost revenue metric, which was based on the 2009 budget and out-of-service days of specific projects, was not included in the 2010 Bonus Plan as the effect of the lost revenue metric is embedded in the overall CFVA performance measure. The weight of the CFVA metric was increased from 30% for the 2009 Bonus Plan to 50% for the 2010 Bonus Plan to ensure that financial performance still accounted for 50% of the total bonus outcome. Additionally, the high-potential dropped objects (“HPDO”) component of the Safety Performance metric was removed for the 2010 Bonus Plan, as the impact of HPDOs is already included in the determination of TPSR.

Safety Performance.    Our business involves numerous operating hazards and we remain committed to protecting our employees, our property and the environment. Our ultimate goal is expressed in our Safety Vision of “an incident-free workplace—all the time, everywhere.” The Committee sets our safety performance targets at levels each year that motivate our employees to continually improve our safety performance toward this ultimate goal. Twenty-five percent of the total award opportunity is based on the overall safety metric.

The Committee measures our safety performance through a combination of our total recordable incident rate (“TRIR”) and total potential severity rate (“TPSR”) and each component makes up 50% of the overall safety performance metric. For historical purposes, our safety statistics for the last three calendar years are as follows:

Year	TRIR	TPSR	Fatalities
2008	0.86	34.0	2
2009	0.77	41.5	4
2010	0.74	35.4	9

Total Recordable Incident Rate (“TRIR”)

TRIR is a safety performance metric recognized by the U.S. Occupational Safety & Health Administration and is used by companies across an array of different industries. We calculate TRIR based upon the guidelines set forth by the International Association of Drilling Contractors (the “IADC”), an industry group for the drilling industry. The IADC methodology calculates TRIR by taking the aggregate number of occurrences of work related injuries or illnesses that result in any of the following: (i) death, (ii) a physician or licensed health care professional recommending days away from work due to the injury or illness, (iii) an employee not being able to perform all of his or her routine job functions (but not resulting in days away from work), or (iv) any other medical care or treatment beyond minor first aid. The TRIR is the number of such occurrences for every 200,000 employee hours worked.

The Committee set our TRIR target for 2010 at 0.73, which would represent a 5% improvement over 2009 actual results. Values above and below this target were calculated in accordance with the chart below, with outcomes falling in between two thresholds interpolated on a straight-line basis between the two thresholds:

TRIR Outcome In Relation to Target	Bonus Payout Result For This Metric
20% Improvement	200%
10% Improvement	150%
Target	100%
10% Deterioration	75%
20% Deterioration	50%

Any TRIR outcome representing a deterioration of more than 20% as compared to the target would result in a 0% bonus payout for the TRIR metric. Our TRIR outcome for 2010 was 0.74, which was less than the “Target” threshold, but exceeded the “10% Deterioration” threshold. This would have resulted in a formulaic bonus payout for the TRIR metric of 95.2%. However, as discussed below, the Committee used its discretion to assign a 0% payout for the TRIR component of the safety performance metric for the 2010 Cash Bonus Plan.

Total Potential Severity Rate (“TPSR”)

TPSR is an internally developed safety measure that we utilize to capture the potential severity of incidents over a period of time. TPSR is calculated by taking the sum of all potential severity values assigned to incidents, multiplying that number by 200,000, then dividing that number by total employee hours worked. After the occurrence of an incident, the manager or managers responsible for the drilling unit or onshore facility where the incident took place complete an incident report that assigns a severity value to the incident and the Company has an oversight and review process of these determinations by the manager or managers. The severity value is derived by inputting data into our severity calculator. For instance, for dropped objects, the height from which the item was dropped and the weight of the object are inputs into the severity calculator.

We began tracking TPSR in 2007; however, our internal methodology for calculating TPSR changed beginning in 2009 such that we began to exclude the consideration of mitigating factors. For example, if TPSR for 2008 had been calculated without giving effect to the use of such mitigating factors, the TPSR for 2008 would have been 43.5 instead of 34.0.

Based on the potential severity of the incident, a severity value is assigned to the incident as follows:

Potential Severity	Severity Value
Requires Minor First Aid	1
Medical Treatment Only	3
Recordable Work/Transfer Case	5
Lost Time Incidents less than 6 months	7
Lost Time Incidents greater than 6 months	15
Fatality	30

In calculating TPSR for the 40.4 million total fleetwide hours worked in 2010, there was an aggregate severity value of 7,133 assigned to incidents occurring in 2010, resulting in a fleetwide TPSR of 35.4. On a rig by rig basis, TPSR outcomes in 2010 ranged from a low of zero to a high of 677.7.

The Committee set our TPSR target for 2010 at 38.0, which is the same as the target set in 2009 when actual results fell short of the 2009 Cash Bonus Plan target by 9.6%. Values above and below this target were calculated in accordance with the chart below, with outcomes falling in between two thresholds interpolated on a straight-line basis between the two thresholds:

TPSR Outcome In Relation to Target	Bonus Payout Result For This Metric
20% Improvement	200%
10% Improvement	150%
Target	100%
10% Deterioration	75%
20% Deterioration	50%

Any TPSR outcome representing a deterioration of more than 20% as compared to the target would result in a 0% bonus payout for the TPSR metric.

Our TPSR outcome for 2010 was 35.4, which exceeded the “Target” threshold, but was less than the “10% Improvement” threshold. This resulted in a bonus payout for the TPSR metric of 134.8%.

The TRIR and TPSR outcomes together resulted in a formulaic payout percentage of 115% for the safety performance measure for 2010. For the determination of the 2010 Bonus Plan award amounts for the Named Executive Officers, our Chief Executive Officer made a recommendation to the Committee that the portion of such bonus related to the Company’s TRIR performance should be adjusted to a 0% payout. The Committee has discretion to override the formulaic payouts associated with any performance measure, including the safety performance measure or its individual subcomponents. In 2008 and 2009, the Committee exercised this discretion by reducing or eliminating the bonus payouts associated with the safety performance measure to reinforce the Company’s commitment to and further underscore the importance of continuous improvement in safety performance. In 2008, the Committee exercised its discretionary authority based largely on the occurrence of fatalities and assigned a 0% payout otherwise payable under the safety performance metric of the 2008 Cash Bonus Plan. This adjustment resulted in actual bonus compensation for the Named Executive Officers of an average of 87.4% of the target. In 2009, the occurrence of and narrow timeframe between fatalities in four different operating regions around the world prompted the Committee to exercise its discretionary authority by awarding a 0% payout on the entire bonus amount otherwise payable to the Named Executive Officers under the 2009 Cash Bonus Plan.

After discussion, due to the fatalities that occurred as a result of the Macondo Incident, the Committee exercised its discretionary authority to assign a 0% payout to the TRIR component of the safety performance metric and a 134% payout to the TPSR component of the safety performance metric. After the application of this discretionary over-ride, the total payout for the safety performance metric of the 2010 Cash Bonus Plan was 67.4% of the target award amounts for the Named Executive Officers. This adjustment resulted in actual bonus compensation for the Named Executive Officers of 44.8% of the target.

Cash Flow Value Added (“CFVA”).    Fifty percent of the target award opportunity for each Named Executive Officer under the 2010 Bonus Plan was based upon our achievement of CFVA based on a sliding scale that measures our CFVA performance for 2010 relative to our annual budget.

CFVA is equal to Net Income (Loss) before Extraordinary Items,

Plus:	Depreciation Expense,
Plus (Minus):	Net Interest (Income) Expense,
Plus (Minus):	(Gain) Loss, net of tax, on Debt Retirement or Asset Sales, Dispositions or Impairments,
Plus (Minus):	Other Unusual Items, net of tax,
Plus (Minus):	Unusual Tax Items,
Plus:	Expenditures related to Approved Long-Term Investments,
Minus:	Overhead Allocations,
Minus:	Charge for Average Capital (Weighted Average Cost of Capital multiplied by Average Capital).

Where Average Capital is equal to Total Equity,

Plus:	Total Long-Term Debt (Book Value),
Minus:	Cash and Cash Equivalents,
Minus:	Goodwill,
Plus:	Capitalized Lease Obligations under GAAP (Short and Long Term),
Minus:	Net Book Value of Fixed Assets,
Plus:	Fair Market Value of Fleet (excluding newbuilds),
Plus:	Incremental Capital Expenditures during the Year,
Minus:	Capital Expenditures related to Newbuilds and other Approved Long-Term Investments.

The Committee set a CFVA target of $1.05 billion, which would result in participants receiving a full payout of the target bonus amount for achieving this performance measure. In the event the CFVA was less than $750 million, there would be no payout for this performance measure. If the CFVA was equal to or exceeded $1.6 billion, the payout would be the maximum of 200% of the target bonus amount for this performance measure. If the CFVA fell between these amounts, the payout percentage would be interpolated on a modified straight line basis that includes no significant acceleration or flattening between data points. The Committee believes that CFVA helps give the Named Executive Officers a clearer picture of their contribution to the profitability and share price of the Company and reflects whether or not operations exceed the expectations of the shareholders and our Board of Directors.

For 2010, CFVA was $226 million, which resulted in a payout of 0% of the target bonus amount for this performance measure.

Newbuilds.    The Committee, recognizing the value of providing additional incentive to our executive officers to continue to focus on financial and operational discipline in the delivery of certain newbuilds during 2010, included the newbuilds performance measure. The newbuilds performance measure is based on capital expenditures net of field operating contribution, which is the revenue generated by a rig less the expenses incurred by that rig over a given period. The Committee set the bonus amounts for this performance metric in accordance with the following scale:

Newbuilds Performance Measure	Payout
less than or equal to $627 million	200%
less than or equal to $654 million	150%
less than or equal to $685 million	100%
less than or equal to $716 million	50%
greater than or equal to $747 million	0%

For 2010, the newbuilds performance measure was $792.6 million, which resulted in a payout of 0% of the target bonus amount for this performance measure.

Enterprise Resource Planning.    The Committee, recognizing the importance of the successful implementation of the Company’s enterprise resource planning system (“ERP”), which is designed to streamline the management of core information, processes and functions of the Company from shared data stores, added it as a performance measure for 2010.

The Committee has measured our implementation of the enterprise resource planning system through a combination of measuring the completion of employee training compliance at the time the system is rolled out (a critical factor to an effective launch), the timing of the roll out and the achievement of a targeted system “up-time” following the roll out.

Training compliance comprises 46% of this metric (7% out of the 15% total ERP performance component). The Committee set the bonus amounts for this element of the metric in accordance with the following scale:

Training compliance	Payout
greater than or equal to 98%	200%
greater than or equal to 90%	150%
greater than or equal to 80%	100%
greater than or equal to 75%	50%
less than or equal to 70%	0%

Timing of the system roll out comprises 27% of this metric (4% out of the 15% total ERP performance component). The Committee set the bonus amounts for this element of the metric in accordance with the following scale:

Month of system roll out	Payout
April 2010	150%
May 2010	100%
June 2010	50%
After July 31, 2010	0%

System “up-time” following the roll out comprises 27% of this metric (4% out of the 15% total ERP performance component). The Committee set the bonus amounts for this element of the metric in accordance with the following scale:

System “up-time” following the roll out	Payout
greater than or equal to 99.5%	200%
greater than or equal to 99%	150%
greater than or equal to 98%	100%
greater than or equal to 95%	50%
less than or equal to 90%	0%

Results for each element of this performance metric were interpolated on a straight line based for performance levels between the outcomes provided above. The enterprise resource planning system was officially rolled out in April 2010, the Company achieved training compliance of 98%, and the system “up-time” in 2010 following the roll out was 99.5%. This combination of outcomes resulted in a payout percentage of 173% of the target bonus amount for this performance measure for 2010.

Actual Bonus Plan Compensation for 2010.    Based on the performance measures described above and taking into account the Committee’s decision to override the TRIR Safety metric to 0% payout as well as its discretion to consider other factors, each of our Named Executive Officers received 44.8% of his or her targeted bonus compensation opportunity in 2010.

In recognition of the outstanding achievement by Mr. Brown in leading the response to the unprecedented challenges the Company faced subsequent to the Macondo Incident, in February 2011 the Committee awarded Mr. Brown an additional cash bonus of $75,000.

Changes for 2011

The Committee has determined the performance measures comprising the Bonus Plan for 2011. The Committee retained the safety performance and cash flow value added measures. The Committee added corporate performance measures specific to achieving targeted performance levels in our three focus areas: customer focus, people focus and execution. Actual performance will be assessed by the Committee against achievement of specific objectives in each focus area relative to defined targets. The weighting of each component of the target bonus award for 2011 is as follows: safety performance (25%), cash flow value added performance (50%) and corporate performance objectives specific to achieving our strategic imperatives in the areas of customer focus, people focus and execution (25%).

In February 2011, the Committee also established the target bonus opportunities for 2011 for each of our Named Executive Officers (other than Mr. Long and Ms. Richard), which is expressed as a percentage of base salary, and based on an assessment of the market data provided by the consultant, as follows:

Mr. Newman	100%
Mr. Rosa	75%
Mr. Brown	75%
Mr. Bobillier	75%
Mr. Toma	75%

Long-Term Incentive Plan

Under the Long-Term Incentive Plan of Transocean Ltd. (the “LTIP”), the Committee can design cash and share-based incentive compensation programs to incentivize superior performance and the achievement of corporate goals by employees and others who provide key services to us in order to promote the growth of shareholder value and retain key talent by providing such individuals with opportunities to participate in the long-term growth and profitability of the Company.

Under the LTIP, the Committee may grant participants restricted shares, deferred units, stock options, share appreciation rights, cash awards, performance awards, or any combination of the foregoing. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate.

The LTIP awards for all executive officers are granted annually at the Committee’s February meeting at which the Committee also reviews and determines each Named Executive Officer’s base salary and non-equity incentive plan compensation opportunity. The grant date for such awards is set on the date of the February meeting except as otherwise described below. The

Committee sets award grants in February in order to consider all elements of compensation at the same time and to more closely align grant dates and the beginning of performance cycles. Our executive officers have no role in setting the grant date for any awards to our Named Executive Officers under our LTIP. The only exceptions to this timing policy are one-time sign-on awards or awards for a significant promotion, which are made at the time of such events, and in certain instances where deemed appropriate, special retention awards approved by the Committee on the date of other meetings of the Committee during the year. In determining the target value for LTIP awards made to the Named Executive Officers, the Committee considers competitive compensation information based on proxy and survey data, internal equity and, at times, individual performance of the executive officer.

The annual long-term incentive awards granted for each of the Named Executive Officers in 2010 were as follows:

Mr. Newman	$5,400,000
Mr. Rosa	$1,500,000
Mr. Brown	$1,500,000
Mr. Bobillier	$1,500,000
Mr. Toma	$1,200,000
Ms. Richard	$1,200,000

2010 Stock Option Awards

Nonqualified stock options were granted to all executive officers, including the Named Executive Officers, as part of the 2010 annual long-term incentive grants, which were made in February 2010. Options were granted with an exercise price equal to the closing market price of the Company’s shares on February 18, 2010, or $83.32, with a three-year vesting schedule (ratably one-third each year) and a ten-year term. When determining the number of stock options to grant to senior management in the 2010 annual grant, the Committee established the target value for the employee’s total long-term incentive awards, took one-half of the total target value and allocated that to stock options, and then divided the total target value for stock options by the estimated Black Scholes Merton value per option to determine the actual number of options to be granted.

2010 Contingent Deferred Units

Contingent Deferred Units (“CDUs”) were granted to all executive officers, including the Named Executive Officers, as part of the Company’s 2010 annual long-term incentive grants. Each CDU represents one share. Each CDU granted in 2010 has a three-year performance cycle of January 1, 2010 through December 31, 2012. The number of CDUs earned by a Named Executive Officer will be based on the total shareholder return of the Company and 11 of the Company’s performance peers, 10 of which are in the Peer Group: Baker Hughes Incorporated, Diamond

Offshore Drilling Inc., Ensco plc, Halliburton Company, Nabors Industries Ltd., National-Oilwell Varco Inc., Noble Corporation, Pride International, Inc., Rowan Companies Inc., Schlumberger Limited and Weatherford International Ltd. (collectively, the “Performance Peer Group”).

The Performance Peer Group was initially determined by the Committee based on information provided by a prior compensation consultant regarding the historical total shareholder return of the companies in the Performance Peer Group relative to the Company. The companies in the Peer Group with historical total shareholder returns closest to the Company’s were selected for inclusion in the Performance Peer Group, along with Nabors Industries Ltd., which, while no longer included in the Peer Group, is still considered by the Committee to be a peer of the Company from a total shareholder returns standpoint. Prior to August 2010, Smith International, Inc. was included in the Performance Peer Group, but due to Smith International, Inc.’s merger with Schlumberger Limited, the Committee removed Smith International, Inc. from the Performance Peer Group.

Total shareholder return through the performance cycle is based on the comparison of the average closing share price for the 30 consecutive business days prior to the start of the performance cycle and the average closing share price for the last 30 consecutive business days in the performance cycle for the Company and each of the companies in the Performance Peer Group. The companies are then ranked according to percentage of improvement/deterioration in share price, adjusted for dividends. The number of CDUs the Named Executive Officer may earn is determined based on the Company’s percentile rank among the companies in the Performance Peer Group.

For the current Performance Peer Group, threshold performance is total shareholder return equal to or above the 25th percentile of the Performance Peer Group, at which 25% of the target award earned. Performance below the 25th percentile results in no awards being earned. Target performance is equal to or above the median of the Performance Peer Group, at which 100% of the target award is earned. At maximum performance, which is considered to be at or above the 75th percentile of the Performance Peer Group, 175% of the target award is earned. Upon vesting, each CDU, together with a cash payment equal to any dividends accrued during the performance cycle for earned and vested shares, will be distributed to the Named Executive Officer. The target value of the 2010 CDU grants to each of the Named Executive Officers was one-half of such officer’s total 2010 long-term incentive award target value.

In February 2011, the Committee determined the final value of the 2008 CDU grants, which were based on total shareholder return relative to the Performance Peer Group for the performance period beginning January 1, 2008 through December 31, 2010. For this period, the total shareholder return fell below the 25th percentile of the Performance Peer Group, which resulted in a determination that no deferred units would be earned for the 2008 CDU grants.

Special Retention Awards

In February and November 2010, recognizing the need for an additional mechanism to ensure the Company is able to retain key executives, the Committee approved special retention awards to certain officers. The Committee structured the awards using equity to promote alignment of employee interests with the interests of the Company’s shareholders. Mr. Brown received an award in February 2010 that was intended to engage him in facilitating and ensuring a smooth transition for the new CEO. Messrs. Bobillier, Rosa and Toma received awards in November 2010 that were intended to address competitive market pressures and ensure stability in the executive leadership team for the future.

Mr. Brown was granted 8,103 time-vested deferred units, Messrs. Bobillier and Toma were each granted 9,412 time-vested deferred units and Mr. Rosa was granted 12,549 time-vested deferred units. The number of deferred units granted to Mr. Brown was based on a target award of $700,000 divided by the average of the closing market price of the Company’s shares on the NYSE for the last 30 consecutive trading days prior to February 1, 2010, or $87.36. The number of deferred units granted to Messrs. Bobillier and Toma was based on a target award of $600,000 divided by the average of the closing market price of the Company’s shares for the last 30 consecutive trading days prior to October 29, 2010, or $63.75. The number of deferred units granted to Mr. Rosa was based on a target award of $800,000 divided by the same factor, or $63.75. The deferred units vest in one-third increments over a three-year period on the anniversary of the date of grant.

Changes for 2011

In May 2010, the Committee determined that LTIP awards to the executive officers would, going forward, include an evenly-weighted mix of time-vested stock options, fully contingent deferred units and time-vested deferred units, with the actual percentages of each type included in the award to be determined at the time of each grant.

In February 2011, the Committee determined that the terms and conditions of the time-vested stock option awards and time-vested deferred units would remain unchanged from the previous year and that Seadrill Limited would be added to the Performance Peer Group for the fully contingent deferred unit awards. The Committee approved the grants of such awards to the Named Executive Officers. The target LTIP award for 2011 for each of our Named Executive Officers (other than Mr. Long, Ms. Richard and Mr. Brown), is as follows:

Mr. Newman	$6,600,000
Mr. Rosa	$1,500,000
Mr. Bobillier	$1,500,000
Mr. Toma	$1,500,000

Compensation Related to Former Executive Officers

Acceleration of Mr. Long’s Equity Awards Upon Retirement

On February 22, 2010, the Committee approved the acceleration of the vesting of all stock options and time-vested restricted share awards held by Mr. Long upon his retirement as our Chief Executive Officer and a member of our Board of Directors on February 28, 2010, such that the awards vested upon his retirement and were exercisable pursuant to the original terms of such awards. In addition, the Committee approved a modification of the performance-based contingent deferred units held by Mr. Long at retirement such that he became eligible to receive the entire amount of the units that he would have earned over the three-year performance cycle for the units, instead of a pro rata portion for the period he was actively employed. The ultimate award he receives will be based on his original target performance award modified by the Committee’s determination of the Company’s relative total shareholder return performance at the conclusion of the applicable performance cycle.

The details of Mr. Long’s post-employment compensation are more fully described in the section “Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Separation with Ms. Richard

Ms. Richard resigned from the Company effective May 31, 2010. The Company entered into a severance agreement with Ms. Richard, the details of which are more fully described in the section “Executive Compensation—Potential Payments Upon Termination or Change of Control.”

Executive Compensation Program—Health, Welfare and Other Benefits

Health Benefits

We provide our Named Executive Officers with health, welfare and other benefits that we believe are reasonable and consistent with our overall compensation program. The Named Executive Officers participate in a variety of health and welfare and paid time-off benefits, as well as in the savings and retirement plans described below, all of which are designed to enable us to attract and retain our workforce in a competitive marketplace. The Named Executive Officers’ medical and dental benefits for themselves and their dependents are provided through our self-funded Health Care Plan for employees on the same basis as other employees.

We also provide each of our executive officers on the U.S. payroll, including the Named Executive Officers, a life insurance benefit equal to four times covered annual earnings, capped at a maximum of $1 million. Each of our executive officers may purchase at his or her own expense an additional amount of life insurance equal to one to three times his or her covered annual earnings, capped at a maximum of $500,000. The combined total of life insurance that we offer our executive officers is limited to $1,500,000. A similar level of coverage is provided to executive officers on the Swiss Franc payroll.

We also provide for the continuation of base pay at the onset of illness or injury to eligible employees who are unable to perform their assigned duties due to a non-occupational personal illness or injury. Pay continuation is based on a monthly base salary, exclusive of annual incentive plan compensation or other extraordinary pay.

Retirement Savings Plan

Our U.S. Savings Plan is a tax-qualified defined contribution retirement savings plan in which all of our U.S. employees (citizens and tax residents), including the Named Executive Officers (other than Messrs. Rosa, Bobillier and Toma, who are not U.S. citizens or tax residents), are eligible to contribute up to 50% of their annual base salary up to the prescribed Internal Revenue Code annual limit ($16,500 in 2010) on a pre-tax basis or after-tax basis (if participating in the Roth 401(k)). Subject to the limitations set forth in Sections 401(a)(17), 401(m) and 415 of the Internal Revenue Code, our Company matches in cash on a pre-tax basis 100% of the first 6% of eligible base pay that is contributed to the plan by a participating employee. Participants age 50 and older, including the Named Executive Officers who are older than 50, may also make additional “catch-up” contributions on a pre-tax and/or Roth after-tax basis each year, up to the prescribed Internal Revenue Code annual limit ($5,500 in 2010). Catch-up contributions are not matched by the Company.

Withdrawals from the U.S. Savings Plan made by an employee who is less than 59 1/2 years of age may be subject to a 10% penalty tax.

Pension Equalization Plan

Effective January 1, 2009, the legacy GlobalSantaFe Pension Equalization Plan and the legacy Transocean Supplemental Retirement Plan were merged into the Transocean Pension Equalization Plan (the “PEP”), a non-qualified, non-contributory, defined-benefit plan. To the extent the annual income of an eligible employee, including the Named Executive Officers, exceeds either the annual income limitations or the annual benefit limitations imposed by the Internal Revenue Code for purposes of calculating eligible remuneration under a qualified retirement plan (income is limited to $245,000 in 2010 and benefits are limited to $195,000 in 2010), any pension benefits attributable to such difference are paid in a lump sum from general assets. The formula used to calculate benefits under the PEP is the same as that used under the U.S. Retirement Plan. The lump-sum equivalent of the accrued benefit of certain individuals as of December 31, 2008 attributable to the legacy Transocean Supplemental Retirement Plan is calculated using the interest rate in the legacy Transocean Supplemental Retirement Plan, which was the annual interest rate equal to the yield on a new 7-12 year AA-rated general obligation tax-exempt bond as determined by Merrill Lynch & Co. (or its affiliates) and published in The

Wall Street Journal.

Transocean Management Ltd. Pension Plan

We maintain the Transocean Management Ltd. Pension Plan, a nonqualified, defined contribution plan, for our non-U.S. citizen employees who relocate to Switzerland. Messrs. Rosa, Bobillier and Toma were the only Named Executive Officers in fiscal 2010 who participated in this plan. The plan is funded through cash contributions by us as a percentage of compensation along with contributions by employees. Mandatory contributions by the employees are 6% of pensionable salary. Additional voluntary contributions are permitted but these contributions do no generate any additional match by the Company. Current Company contribution levels are as follows:

Age	Company Match
24	10%
34	12%
44	14%
54	16%

Contributions are based on a participant’s annual salary. Regular retirement age under the plan is age 65 for men and 64 for women, as is customary in Switzerland.

Redomestication Benefits

Each of our executive officers who relocates to our principal executive offices in Switzerland is provided the following allowances and reimbursements:

•                  a relocation package for such executive officer that includes, among other things, a lump sum relocation allowance equal to $30,000; temporary housing in Switzerland for up to six months; and standard outbound services, including a “house hunting” trip, tax preparation and financial planning services, home sales assistance, shipment of personal effects and other relocation costs;

•                  a housing allowance of 11,000 to 14,000 Swiss francs per month, for five years;

•                  a car allowance of 1,000 Swiss francs per month, for five years;

•                  a cost of living allowance of 15% of base salary, for five years, capped at a maximum of $75,000 per year;

•                  reimbursement or payment of school fees for eligible dependents under age 19; and

•                  a home leave allowance equivalent to a full-fare economy round-trip ticket for the executive officer, spouse and qualifying dependents back to their point of origin which, on average, equates to approximately $27,000 per year per executive officer and will continue for five years.

The amounts presented above are expected to be reviewed on an annual basis and may be adjusted based on market conditions. In addition, following the expiration of the five-year period, any or all of the foregoing allowances and reimbursements may be amended, terminated, modified and new allowances and reimbursements may be added.

We provide tax equalization to the executive officers on the U.S. payroll so that their tax liability will be equal to their “stay at home” tax liability with respect to their base salary, annual bonus and incentive plan awards. Non-U.S. employees may choose, as an alternative to this U.S. tax equalization program, to be personally responsible for Swiss taxes on their base salary, annual bonus and incentive plan awards. The allowances and reimbursements outlined above are grossed up to cover Swiss taxes and social security payments. Each of the executive officers is fully reimbursed for any obligation such executive officer may have to pay Swiss wealth tax.

Perquisites and Other Personal Benefits

Each of our Named Executive Officers may receive each year as a perquisite up to $5,000 in financial planning and tax assistance. Each of our Named Executive Officers may also receive a club membership benefit. Historically, we have also provided a social security tax (FICA) gross up for these perquisites. Effective in 2011, we stopped providing gross ups for FICA payments on perquisites, including the financial and tax planning assistance and club membership benefits that we provide to Named Executive Officers. This gross up was only provided to Named Executive Officers on the U.S. payroll. All Named Executive Officers continue to be covered by our tax protection program for expatriates assigned to Switzerland. The amount of these perquisites that each of our Named Executive Officers actually received in 2010 was taxable to the executive officer in 2010. Each of our Named Executive Officers is eligible for a Company paid annual physical exam.

The Committee annually reviews the nature and amount of the perquisites and other personal benefits provided to each of our executive officers to ensure that such perquisites are reasonable and competitive with industry practice.

Executive Compensation Program—Post-Employment Compensation

Retirement Plans

Our senior executives, including the Named Executive Officers, participate in one or more of the following retirement plans.

U.S. Retirement Plan

The Transocean U.S. Retirement Plan is a tax-qualified defined benefit pension plan funded through cash contributions made by us based on actuarial valuations and regulatory requirements. The purpose of the plan is to provide post-retirement income benefits to our U.S. employees (U.S. citizens and tax residents) in recognition of their long-term service to us. Employees working for the Company in the U.S. are fully vested after five continuous years of employment or upon reaching age 65. Benefits available to our Named Executive Officers are no greater than those offered to non-executive participants. Employees earn the right to receive an unreduced benefit upon retirement at age 65 or older, or a reduced benefit upon early retirement (age 55). The plan was amended effective January 1, 2009 to eliminate the 30 year lifetime cap on credited service.

International Retirement Plan

The International Retirement Plan is a nonqualified, defined contribution plan for non-U.S. citizen employees who accept international assignments and have completed at least one full calendar month of service. The plan is funded through cash contributions by us as a percentage of compensation along with voluntary contributions by employees, which are limited to 15% of the employee’s base salary. For more information on this plan, including current Company contribution levels, please read, “Executive Compensation—Pension Benefits for Fiscal Year 2010—Transocean International Retirement Plan.”

Severance and Change-of-Control Arrangements

We believe that the competitive marketplace for executive talent and our desire to retain our executive officers require us to provide our executive officers with a severance package. Each of our executive officers only receives a severance package in the event we choose to terminate the executive officer at our convenience. Currently, all Named Executive Officers are covered under our executive severance benefit policy, which provides for specified payments and benefits in the event of a termination at our convenience. A convenience-of-company termination occurs when determined by the Committee in its sole discretion. Under a convenience-of-company termination, in addition to compensation and benefits accrued up to the point of termination, an executive officer would receive each of the following:

•                  a pro rata share of that year’s targeted non-equity incentive plan compensation, as determined by the Committee;

•                  a cash severance payment equal to one year base salary;

•                  all outstanding awards granted under our LTIP would be treated under the convenience-of-company termination provisions as provided for in the award documents and more fully described under “Executive Compensation—Potential Payments Upon Termination or Change of Control”; and

•                  outplacement services not to exceed 5% of the base salary of the executive officer.

We also believe that the interests of our shareholders are served by a limited executive change of control severance policy, as well as by the change-of-control provisions included in our Performance Award and Cash Bonus Plan and Long-Term Incentive Plan, for certain executive officers who would be integral to the success of, and are most likely to be impacted by, a change of control. An executive officer who receives benefits under our executive change of control policy was not eligible to receive the severance benefit payable pursuant to the Transocean Executive Severance Policy, which is described below. An executive officer is only eligible to receive benefits under our executive change of control severance policy if we choose to terminate the executive officer or the executive officer resigns for good reason following the change of control. Mr. Brown, who is retiring in 2011, is the only executive officer covered under our executive change of control severance policy. This policy provides that individuals who, within 24 months after a change of control, are terminated without cause (as defined in the policy) or leave us for good reason (as defined in the policy) will receive, in addition to compensation and benefits accrued up to the point of termination, the following:

•                  a pro rata share of that year’s target bonus, as determined by the Committee;

•                  a lump-sum cash severance payment equal to 2.99 times the sum of base salary and targeted award level under the Bonus Plan for such executive officer;

•                  all outstanding LTIP awards will be treated under the convenience-of-company termination provisions as provided for in the award documents and more fully described in the accompanying “Executive Compensation—Potential Payments Upon Termination or Change of Control”;

•                  outplacement services not to exceed 5% of the base salary of the executive;

•                  an additional payment to cover excise taxes imposed under Section 4999 of the Internal Revenue Code on excess parachute payments or under similar state or local law if the amount of payments and benefits subject to these taxes exceeds 110% of the safe harbor amount that would not subject the employee to these excise taxes; provided, however, that if the amount of payments and benefits subject to these taxes is less than 110% of the safe harbor amount, payments and benefits subject to these taxes would be reduced or eliminated to equal the safe harbor amount;

•                  for purposes of calculating the executive officer’s benefit under the PEP, the executive officer will be assumed to have three additional years of age and service credits for vesting and accrual and the executive’s employment will be deemed to have continued for three years following termination at the then-current annual base salary and target bonus; and

•                  other benefits consistent with severance practices for non-executive employees.

All of our executives were eligible to receive benefits under the Executive Severance Policy for the full plan period. Each would have received the following benefits in the event of an involuntary termination under the terms of the Executive Severance Policy:

•                  a pro rata share of that year’s targeted award level under the Bonus Plan for such executive officer, as determined by the Committee;

•                  a cash severance benefit equal to one year of base salary;

•                  all outstanding awards granted under our LTIP would be treated under the convenience-of-company termination provisions as provided for in the award documents (2009 vested options would remain exercisable until the earlier of (1) 60 days following the termination date and (2) the expiration date of those options; 2008 vested options would remain exercisable through the expiration date of those options; unvested options would be forfeited, and the executive would be entitled to a pro-rata portion of the earned CDUs for the period the executive was actively employed);

•                  continued medical and dental coverage (including dependents) at the active employee rate beginning on the termination date and continuing for two years or until the date he or she is eligible for other employer coverage; and

•                  outplacement services not to exceed 5% of the base salary of the executive.

The Committee periodically reviews severance packages and executive change-of-control severance packages offered to the executive officers of each of the companies in the Peer Group and has determined that the limited executive change-of-control severance package described above and the benefits available under the executive severance benefit policy are competitive with those packages. In order for a Named Executive Officer to receive the benefits described above, the executive officer must first sign a release of all claims against us and enter into a confidentiality agreement covering our trade secrets and proprietary information. We believe that in the event of a change of control, it is in the best interests of our shareholders to keep our executive officers focused on ensuring a smooth transition and a successful outcome for the combined company. We believe that by requiring both triggering events to occur (a change of control and termination) prior to our incurring these obligations, those executive officers who remain with us through a change of control will be appropriately focused while those who depart as a result of a change of control will be appropriately compensated.

Stock Ownership Requirements

We believe that it is important for our executive officers to build and maintain an appropriate minimum equity stake in the Company. We believe that requiring our executive officers to maintain such a stake helps align our executive officers’ interests with the long-term interests of our shareholders. Our equity ownership policy for 2010 and 2011 required that each of our executive officers, prior to selling any restricted shares awarded under our LTIP beginning with the grants made in 2003, must hold an interest in the Company’s shares (as determined below) equal to the lesser of (1) the value of all restricted shares or deferred units, as applicable, granted under the LTIP beginning with the grants made in 2003, or since promotion to the level of Vice President or above, or (2) the following:

•                  the Chief Executive Officer—five times annual base salary;

•                  the President and an Executive or Senior Vice President—three times annual base salary;

•                  a Vice President—one time annual base salary.

These thresholds are regularly reviewed by the Committee and adjusted from time to time based on industry data available to the Committee.

The forms of equity ownership that can be used to satisfy the ownership requirement include: (1) any vested or unvested shares accumulated through LTIP awards or other means and (2) the in-the-money portion of any vested, unexercised options. Compliance with this policy by each executive officer is reviewed by the Committee on an annual basis, and the Committee may exercise its discretion in response to any violation of this policy to limit the eligibility for or reduce the size of any future awards to the executive officer. The Committee has never found a violation of this policy, so the Committee has not exercised its discretion in this regard.

Hedging Policy

In order to discourage our executive officers from hedging their long positions in the

Company’s shares, we have a policy that prohibits any of our executive officers from holding derivative instruments tied to our shares, other than derivative instruments issued by us, such as our convertible notes.

Limitations on Deductibility of Non-Performance Based Compensation

To the extent attributable to our United States subsidiaries and otherwise deductible, Section 162(m) of the Internal Revenue Code limits the tax deduction that United States subsidiaries can take with respect to the compensation of designated executive officers, unless the compensation is “performance-based.”

Under our LTIP, the Committee has the discretion to award performance-based cash compensation that qualifies under Section 162(m) of the Internal Revenue Code based on the achievement of objective performance goals. All executive officers are eligible to receive this type of award. The Committee has determined, and may in the future determine, to award compensation that does not qualify under Section 162(m) as performance-based compensation.

EXECUTIVE COMPENSATION COMMITTEE REPORT

The Executive Compensation Committee of the Board of Directors has reviewed and discussed the above Compensation Discussion and Analysis with management. Based on such review and discussions, the Executive Compensation Committee recommended to the Company’s Board of Directors that the above Compensation Discussion and Analysis be included in this proxy statement.

Members of the Executive Compensation Committee:

Edward R. Muller, Chairman

Martin B. McNamara

Robert M. Sprague

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated officers as of December 31, 2010. We also provide information about our former Chief Executive Officer, who resigned from employment with the Company effective February 28, 2010, and our former Senior Vice President, Human Resources and Information Technology, who resigned from employment with the Company effective May 31, 2010. We refer to the aforementioned individuals as the Named Executive Officers. The Company is not a party to any employment agreements with any of our Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)		All Other Compensation ($)		Total ($)
Steven L. Newman	2010	850,000		0	2,038,251	1,872,682	374,062	550,283	(6)	622,057	(7)	6,307,335
President and Chief	2009	636,405	(5)	0	2,060,781	1,458,240	—	568,609	(6)	650,652	(7)	5,374,687
Executive Officer	2008	544,583		0	1,990,045	1,367,545	350,438	417,954	(6)	50,419	(7)	4,720,984
Ricardo H. Rosa	2010	517,344	(8)	0	1,506,088	557,703	150,528	187,964	(9)	692,222	(10)	3,611,849
Senior Vice President and Chief Financial Officer	2009	437,892	(8)	0	1,125,112	636,313	—	184,248	(9)	951,113	(10)	3,334,678
Eric B. Brown	2010	465,697		75,000	1,326,799	557,703	133,612	396,195	(12)	1,002,994	(13)	3,958,000
Executive Vice	2009	475,325	(11)	0	1,125,112	795,392	—	694,143	(12)	652,340	(13)	3,742,312
President, Legal & Administration	2008	417,500		0	1,348,564	820,537	209,706	530,262	(12)	106,780	(13)	3,433,349
Arnaud A.Y. Bobillier	2010	450,357	(14)	0	1,294,372	557,703	131,040	106,215	(15)	598,639	(16)	3,138,326
Executive Vice President, Asset and Performance	2009	571,325	(14)	0	1,125,112	795,392	—	3,761	(15)	639,517	(16)	3,135,107
Ihab M. Toma	2010	427,937	(17)	0	1,162,541	446,150	109,040	80,767	(18)	398,917	(19)	2,625,352
Executive Vice President, Global Business
Robert L. Long	2010	219,229	(20)	0	—	—	86,912	390,459	(21)	14,401,288	(22)	15,097,888
Former Chief	2009	1,212,663	(20)	0	5,700,703	4,030,029	—	3,544,180	(21)	720,482	(22)	15,208,057
Executive Officer	2008	1,051,042		0	3,400,983	3,464,434	918,611	4,241,680	(21)	59,221	(22)	13,135,971
Cheryl D. Richard	2010	156,625	(23)	0	527,325	446,150	39,245	1,895,766	(24)	5,853,470	(25)	8,898,581
Former Senior Vice President, Human Resources and Information Technology

(1)                                     Represents the aggregate grant date fair value during such year under accounting standards for recognition of share-based compensation expense for restricted shares and deferred units granted pursuant to our LTIP in the specified year. For a discussion of the valuation assumptions with respect to these awards, please see Note 17 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)                                     Represents the aggregate grant date fair value during such year under accounting standards for recognition of share-based compensation expense for options to purchase our shares granted under the LTIP in the specified year. For a discussion of the valuation assumptions with respect to these awards, please see Note 17 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(3)                                     Non-Equity Incentive Plan Compensation includes annual cash bonus incentives paid to the Named Executive Officers based on service during the year included in the table and awarded in the following year pursuant to our Performance Award and Cash Bonus Plan. The Performance Award and Cash Bonus Plan, including the performance targets used for 2010, is described under “Compensation Discussion and Analysis—Performance Award and Cash Bonus Plan.”

(4)                                     There are no nonqualified deferred compensation earnings included in this column because no Named Executive Officer received above-market or preferential earnings on such compensation during 2010, 2009 or 2008.

(5)                                     The 2009 amount includes a vacation travel allowance of $36,405.

(6)                                     The 2010 amount includes change in qualified pension benefits of $67,634 and non-qualified pension benefits of $482,649. The 2009 amount includes change in qualified pension benefits of $66,778 and non-qualified pension benefits of $501,831. The 2008 amount includes change in qualified pension benefits of $60,296 and non-qualified pension benefits of $357,658.

(7)                                     The 2010 amount includes a cost of living adjustment of $86,745, automobile allowance of $11,474, housing allowance of $160,638, schooling allowance of $83,466, vacation travel allowance of $42,406, Swiss individual tax at source payments of $193,763, Company contributions to Mr. Newman’s Transocean U.S. Savings Plan of $14,700, the life insurance premiums paid by the Company on his behalf, the tax gross up for his expatriate assignment allowances of $7,887 and fees paid for his financial planning benefit. The cost of living adjustment, automobile, housing and schooling allowances and Swiss individual tax at source payments described above were converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD. The 2009 amount includes a cost of living adjustment of $71,602, automobile allowance, housing allowance of $80,032, relocation allowance and expenses of $126,947, 2009 Swiss individual tax at source payments of $187,944, Company contributions to Mr. Newman’s Transocean U.S. Savings Plan of $14,700, interest earned due to over-deduction of 401K of $4,962, the life insurance premiums paid by the Company on his behalf, the tax gross up for his perquisites of $14,357, the total fees paid for his club membership, the cost of his financial planning benefit, and the cost of his annual executive physical. The 2009 cost of living adjustment, automobile allowance, housing allowance, moving allowance and 2009 Swiss individual tax at source payments described above were converted into USD using exchange rates ranging from 1.09 to 1.12 for CHF to USD. The 2008 amount includes Company contributions to Mr. Newman’s Transocean U.S. Savings Plan of $10,350, Company contributions to his Transocean U.S. Supplemental Savings Plan of $15,431, the life insurance premiums paid by the Company on his behalf, the cost of his financial planning benefit, the tax gross up for his perquisites of $338, the total fees paid for his club membership and the cost of his annual executive physical.

(8)                                     For 2010, Mr. Rosa’s base pay was converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD. The 2009 amount includes payment for accrued but unused vacation to Mr. Rosa in the amount of $37,692 and a vacation travel allowance of $5,271. For 2009, Mr. Rosa’s base pay and vacation travel allowance were converted into USD using exchange rates ranging from 1.01 to 1.09 for CHF to USD.

(9)                                     The 2010 amount includes change in qualified pension benefits of $187,964. The 2009 amount includes change in qualified pension benefits of $184,248.

(10)                                The 2010 amount includes a cost of living adjustment of $77,984, automobile allowance of $11,474, housing allowance of $143,835, vacation travel allowance, Swiss individual tax at source payments of $257,824, Company contributions to Mr. Rosa’s Transocean Management Ltd. Pension Plan of $114,296, tax reimbursement for French tax of $65,168, the life insurance premiums paid by the Company on his behalf, and the fees paid for his financial planning benefit. The payments described above were converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD. The 2009 amount includes a cost of living adjustment of $24,239, exchange rate coefficient of $8,009, automobile allowance of $16,496, housing allowance of $145,557, relocation allowance and expenses of $92,464, Company contributions to Mr. Rosa’s Transocean International Savings Plan of $14,000, Transocean Inc. International Retirement Plan of $24,796, and Transocean Management Ltd. Pension Plan of $35,234, 2009 Swiss individual tax at source payments of $54,218, reimbursement for prior year U.S. tax payments of $234,774, tax reimbursement for French tax of $57,871, reimbursement of French wealth tax of $69,991, the tax gross up for his perquisites of $171,431, the life insurance premiums paid by the Company on his behalf, and the cost of his annual executive physical. The cost of living adjustment, automobile allowance, moving allowance, reimbursement of French wealth tax, 2009 Swiss individual tax at source payments, tax gross up and Transocean Management Ltd. pension plan contribution amounts were converted into USD using exchange rates ranging from 1.03 to 1.09 for CHF to USD and an exchange rate of 1.39 for EUR to USD. The reimbursement of French tax amount was converted into USD using an exchange rate of 1.39 for EUR to USD.

(11)                                The 2009 amount includes a vacation travel allowance of $25,325.

(12)                                The 2010 amount includes change in qualified pension benefits of $124,128 and non-qualified pension benefits of $272,067. The 2009 amount includes change in qualified pension benefits of $171,438 and non-qualified pension benefits of $522,705. The 2008 amount includes change in qualified pension benefits of $97,799 and non-qualified pension benefits of $432,463.

(13)                                The 2010 amount includes a cost of living adjustment of $80,811, automobile allowance of $11,474, housing allowance of $160,638, vacation travel allowance of $29,500, Swiss individual tax at source payments of $547,978, tax equalization payment of $125,467, Company contributions to Mr. Brown’s Transocean U.S. Savings Plan of $14,700, the life insurance premiums paid by the Company on his behalf, the tax gross up for his perquisites and expatriate assignment allowances of $11,996, fees paid for his financial planning benefit and club membership dues. The cost of living adjustment, automobile and housing allowances and Swiss individual tax at source payments described above were converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD. The 2009 amount includes a cost of living adjustment of $64,450, automobile allowance of $10,107, housing allowance of $154,406, relocation allowance and expenses of $114,194, 2009 Swiss individual tax at source payments of $278,955, Company contributions to Mr. Brown’s Transocean U.S. Savings Plan of $14,700, the life insurance premiums paid by the Company on his behalf, the tax gross up for his perquisites of $8,516, the total fees paid for his club membership, and the cost of his annual executive physical. The 2009 cost of living adjustment, automobile allowance, housing allowance, moving allowance and 2009 Swiss individual tax at source payments described above were converted into USD using exchange rates ranging from 1.09 to 1.13 for CHF to USD. The 2008 amount includes Company contributions to Mr. Brown’s Transocean U.S. Savings Plan, Company contributions to his Transocean U.S. Supplemental Savings Plan, the life insurance premiums paid by the Company on his behalf, the cost of his financial planning benefit, the tax gross up for his perquisites of $21,783, the total fees paid for his club membership and the cost of his annual executive physical.

(14)                                In 2010, Mr. Bobillier’s base pay was converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD. The 2009 amount includes payment for accrued but unused vacation to Mr. Bobillier in the amount of $123,952 and a vacation travel allowance of $12,532. In 2009, Mr. Bobillier’s base pay, unused vacation and a vacation travel allowance were converted into USD using exchange rates ranging from 1.06 to 1.09 for CHF to USD and an exchange rate of 1.39 for EUR to USD.

(15)                                The 2010 amount includes change in qualified pension benefits of $106,215. The 2009 amount includes change in qualified pension benefits of $3,761.

(16)                                The 2010 amount includes a cost of living adjustment of $67,887, automobile allowance of $11,474, housing allowance of $143,835, vacation travel allowance of $10,208, Swiss individual tax at source payments of $209,277, Company contributions to Mr. Bobillier’s Transocean Management Ltd. Pension Plan of $111,863, the life insurance premiums paid by the Company on his behalf, fees paid for his financial planning benefit of $13,928 and club membership dues of $16,133. The payments described above were converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD. The 2009 amount included a cost of living adjustment of $57,749, automobile allowance of $10,107, housing allowance of $150,834, relocation allowance and expenses of $174,468, 2009 Swiss individual tax at source payments of $123,626, Company contributions to Mr. Bobillier’s French Savings Plan of $2,254, and Transocean Management Ltd. Pension Plan of $85,758, and the cost of his annual executive physical. The cost of living adjustment, automobile allowance, moving allowance, 2009 Swiss individual tax at source payments, tax gross up and Transocean Management Ltd. pension plan contribution amounts were converted into USD using exchange rates ranging from 1.06 to 1.09 for CHF to USD and an exchange rate of 1.39 for EUR to USD. The reimbursement of French Savings Plan amount was converted into USD using an exchange rate of 1.39 for EUR to USD.

(17)                                In 2010, Mr. Toma’s base pay was converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD.

(18)                                The 2010 amount includes change in qualified pension benefits of $80,767.

(19)                                The 2010 amount includes a cost of living adjustment of $63,525, automobile allowance of $11,474, housing allowance of $143,835, vacation travel allowance, Swiss individual tax at source payments of $76,651, Company contributions to Mr. Toma’s Transocean Management Ltd. Pension Plan of $81,165, and the life insurance premiums paid by the Company on his behalf. The payments described above were converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD.

(20)                                The 2010 amount includes an unused vacation payout of $19,229. The 2009 amount includes a vacation travel allowance of $12,663.

(21)                                The 2010 amount includes change in qualified pension benefits of $144,030 and non-qualified pension benefits of $246,429. The 2009 amount includes change in qualified pension benefits of $153,271 and non-qualified pension benefits of $3,390,909. The 2008 amount includes change in qualified pension benefits of $177,346 and non-qualified pension benefits of $4,064,334.

(22)                                Mr. Long retired from the Company on February 28, 2010, and the 2010 amount includes a retirement distribution of $13,887,691, cost of living adjustment of $14,648, automobile allowance, housing allowance of $10,675, moving expenses of $26,504, Swiss individual tax at source payments of $222,994, tax equalization payment of $190,311, Company contributions to Mr. Long’s Transocean U.S. Savings Plan of $10,500, the life insurance premiums paid by the Company on his behalf, the tax gross up for his perquisites and expatriate assignment allowances of $12,552, fees paid for his financial planning benefit and club membership dues. The cost of living adjustment, automobile and housing allowances and Swiss individual tax at source payments described above were converted into USD using exchange rates ranging from 0.967 to 1.131 for CHF to USD. The 2009 amount includes a cost of living adjustment of $71,602, automobile allowance of $10,107, housing allowance of $133,095, moving allowance and expenses of $73,909, 2009 Swiss individual tax at source payments of $386,916, Company contributions to Mr. Long’s Transocean U.S. Savings Plan of $14,700, interest earned due to over-deduction of 401K of $4,627, the life insurance premiums paid by the Company on his behalf, the tax gross up for his perquisites of $17,400, the total fees paid for his club membership, the cost of his financial planning benefit, and the cost of his annual executive physical. The 2009 cost of living adjustment, automobile allowance, housing allowance, moving allowance and 2009 Swiss individual tax at source payments described above were converted into USD using exchange rates ranging from 1.09 to 1.13 for CHF to USD. The 2008 amount includes Company contributions to Mr. Long’s Transocean U.S. Savings Plan of $13,800, Company contributions to his Transocean U.S. Supplemental Savings Plan of $36,891, the life insurance premiums paid by the Company on his behalf, the cost of his financial planning benefit, the tax gross up for his perquisites of $433, the total fees paid for his club membership and the cost of his annual executive physical.

(23)                                The 2010 amount includes an unused vacation payout of $9,959.

(24)                                The 2010 amount includes change in qualified pension benefits of $16,526 and non-qualified pension benefits of $1,895,766. The non-qualified pension benefits include service through May 31, 2010. The present value was discounted back to May 31, 2010.

(25)                                Ms. Richard resigned from the Company on May 31, 2010 and received compensation subject to the terms of a severance agreement with the Company. The 2010 amount includes severance payments of $1,287,083, retirement plan distributions of $3,065,576, excise tax paid by the Company on her behalf of $576,948, Company contributions to Ms. Richard’s Transocean U.S. Savings Plan of $8,000, the life insurance premiums paid by the Company on her behalf, the tax gross up for her perquisites and severance benefits of $907,878, and the total fees paid for her club membership.

Grants of Plan-Based Awards for Fiscal Year 2010

The following table sets forth certain information concerning grants of plan-based awards for the year ended December 31, 2010 for the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)				All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)	Options(3) (#)		Awards ($/Sh)	Awards(4) ($)
Steven L. Newman		0	900,000	1,800,000
	3/1/2010								63,675		80.26	1,872,682
	3/1/2010				7,727	30,906		54,806				2,038,251
Ricardo H. Rosa		0	337,500	675,000
	2/18/2010								17,688		83.32	557,703
	2/18/2010				2,146	8,585		15,024				669,156
	11/17/2010					12,549	(5)					846,932
Eric B. Brown		0	304,200	608,400
	2/18/2010								17,688		83.32	557,703
	2/18/2010				2,146	8,585		15,024				669,156
	2/18/2010					8,013	(5)					667,643
Arnaud A.Y. Bobillier		0	294,000	588,000
	2/18/2010								17,688		83.32	557,703
	2/18/2010				2,146	8,585		15,024				669,156
	11/17/2010					9,412	(5)					635,216
Ihab M. Toma		0	285,000	570,000
	2/18/2010								14,150		83.32	446,150
	2/18/2010				1,717	6,868		12,019				527,325
	11/17/2010					9,412	(5)					635,216
Cheryl D. Richard		0	213,000	426,000
	2/18/2010								14,150	(7)	83.32	446,150
	2/18/2010				1,717	6,868	(6)	12,019				527,325

(1)                                     This column shows the amount of cash payable to the Named Executive Officers under our Performance Award and Cash Bonus Plan. For more information regarding our Performance Award and Cash Bonus Plan, including the performance targets used for 2010, see “Compensation Discussion and Analysis—Performance Award and Cash Bonus Plan.”

(2)                                     The February 18, 2010 contingent deferred unit award is subject to a three-year performance period ending on December 31, 2012. The actual number of deferred units received will be determined in the first 60 days of 2013 and is contingent on our performance in total shareholder return relative to the Performance Peer Group. Any earned shares will vest on December 31, 2012. For more information regarding our LTIP, including the performance targets used for 2010 and the contingent nature of the awards granted under our LTIP, please read, “Compensation Discussion and Analysis—Long-Term Incentive Plan.”

(3)                                     This column shows the number of time-vested stock options granted to the Named Executive Officers under the LTIP. The options vest in one-third increments over a three-year period on the anniversary of the date of grant.

(4)                                     This column represents the grant date fair value of these awards calculated in accordance with accounting standards for recognition of share-based payment awards.

(5)                                     These time-vested deferred units were granted as retention bonuses and vest in one-third increments over a three-year period on the anniversary date of the applicable grant.

(6)                                     As a result of her resignation, Ms. Richard was only entitled to a pro-rata portion of these deferred units. Accordingly, 6,198 of these deferred units were forfeited on May 31, 2010.

(7)                                     These options were forfeited in accordance with their terms upon the resignation of Ms. Richard.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2010 for the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/Share)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Steven L. Newman	17,248		$83.70	7/13/06	7/12/16
	17,248		$73.21	10/12/06	7/12/16
	18,485	9,243	$144.32	7/9/08	7/8/18
	18,666	37,344	$60.19	2/12/09	2/11/19
		63,675	$80.26	3/1/10	2/29/20
						1,713	(2)	119,071
									27,149	(3)	1,887,127
									30,906	(4)	2,148,276
Ricardo H. Rosa	6,470	3,235	$144.32	7/9/08	7/8/18
	8,145	16,291	$60.19	2/12/09	2/11/19
		17,688	$83.32	2/18/10	2/17/20
						12,549	(5)	872,281
									11,847	(3)	823,485
									8,585	(4)	596,743
Eric B. Brown	5,545	11,092	$144.32	7/9/08	7/8/18
	10,181	20,364	$60.19	2/12/09	2/11/19
		17,688	$83.32	2/18/10	2/17/20
						1,437	(2)	99,886
						8,013	(6)	556,984
									14,808	(3)	1,029,304
									8,585	(4)	596,743
Arnaud A.Y. Bobillier	9,858	4,930	$144.32	7/9/08	7/8/18
	10,181	20,364	$60.19	2/12/09	2/11/19
		17,688	$83.32	2/18/10	2/17/20
						9,412	(5)	654,228
									14,808	(3)	1,029,304
									8,585	(4)	596,743
Ihab M. Toma	2,425	4,852	$72.51	8/17/09	8/16/19
		14,150	$83.32	2/18/10	2/17/20
						2,822		196,157
						9,412	(5)	654,228
									6,868	(4)	477,395
Robert L. Long	103,491		$83.70	7/13/06	7/12/16
	70,244		$144.32	7/9/08	7/8/18
	154,763		$60.19	2/12/09	2/11/19
									75,029	(3)	5,215,266
Cheryl D. Richard	1		$58.86	2/28/05	2/27/15
	3,188		$144.32	7/9/08	7/8/18
	8,145		$60.19	2/12/09	2/11/19
									5,327	(3)	370,280
									670	(4)	46,572

(1)                                     For purposes of calculating the amounts in these columns, the closing price of our shares on the NYSE on December 31, 2010 of $69.51 was used.

(2)                                     Represents time-vested restricted share retention awards granted on February 12, 2008. The awards vest in one-third increments over a three-year period on the anniversary of the date of grant.

(3)                                     Represents the February 12, 2009 contingent deferred unit award, which is subject to a three-year performance period ending on December 31, 2011. The actual number of deferred units received will be determined in the first 60 days of 2012 and is contingent on our performance in total shareholder return relative to the Performance Peer Group. Any shares earned will vest on December 31, 2011.

(4)                                     Represents the February 18, 2010 contingent deferred unit award, which is subject to a three-year performance period ending on December 31, 2012. The actual number of deferred units received will be determined in the first 60 days of 2013 and is contingent on our performance in total shareholder return relative to the Performance Peer Group. Any shares earned will vest on December 31, 2012. For more information regarding our LTIP, including the performance targets used for 2010 and the contingent nature of the awards granted under our LTIP, please read, “Compensation Discussion and Analysis—Long-Term Incentive Plan.”

(5)                                     Represents time-vested deferred unit retention awards granted on November 17, 2010. The awards vest in one-third increments over a three-year period on the anniversary of the date of grant.

(6)                                     Represents a time-vested deferred unit retention award granted on February 18, 2010. The award vests in one-third increments over a three-year period on the anniversary of the date of grant.

Option Exercises and Shares Vested for Fiscal Year 2010

The following table sets forth certain information with respect to the exercise of options and the vesting of restricted shares and deferred units, as applicable, during 2010 for the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Steven L. Newman	0	0	6,750		387,320
Ricardo H. Rosa	0	0	1,390		67,554
Eric B. Brown	0	0	4,447		265,844
Arnaud A.Y. Bobillier	0	0	1,390		67,554
Ihab M. Toma	0	0	1,411		77,845
Robert L. Long	0	0	13,199	(1)	1,058,296
Cheryl D. Richard	0	0	2,210	(2)	151,849

(1)                                  All of these shares vested on February 28, 2010, in connection with Mr. Long’s resignation from the Company.

(2)                                  Includes 1,105 shares with an aggregate value of $62,731 that vested on May 31, 2010, in connection with Ms. Richard’s resignation from the Company.

Pension Benefits for Fiscal Year 2010

We maintain the following pension plans for executive officers and other employees that provide for post-retirement income based on age and years of service:

•                  Transocean U.S. Retirement Plan,

•                  Transocean Pension Equalization Plan,

•                  Transocean International Retirement Plan, and

•                  Transocean Management Ltd. Pension Plan

The following table and narrative disclosure set forth certain information with respect to pension benefits payable to the Named Executive Officers pursuant to these plans:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Steven L. Newman	Transocean U.S. Retirement Plan	17	335,905	0
	Transocean Pension Equalization Plan	17	1,497,623	0
Ricardo H. Rosa	Transocean International Retirement Plan	11	521,592	0
	Transocean Management Ltd. Pension Plan	2	135,310	0
Eric B. Brown	Transocean U.S. Retirement Plan	16	711,293	0
	Transocean Pension Equalization Plan	16	1,760,697	0
Arnaud A. Y. Bobillier	Transocean International Retirement Plan	2	18,707	0
	Transocean Management Ltd. Pension Plan	2	80,539	0
Ihab M. Toma	Transocean International Retirement Plan	1	86,452	0
	Transocean Management Ltd. Pension Plan	1	59,998	0
Robert L. Long	Transocean U.S. Retirement Plan	31	1,449,298	0
	Transocean Pension Equalization Plan	31	13,592,587	0
Cheryl D. Richard	Transocean U.S. Retirement Plan	7	181,724	0
	Transocean Pension Equalization Plan	7	917,386	917,386

Transocean Supplemental Executive Retirement Plan	7	2,148,187	2,148,187

Transocean U.S. Retirement Plan

The Transocean U.S. Retirement Plan is a tax-qualified pension plan funded through cash contributions made by the Company based on actuarial valuations and regulatory requirements. Messrs. Newman, Brown and Long and Ms. Richard were the Named Executive Officers in 2010 who have historically participated in this plan. The purpose of the plan is to provide post-retirement income benefits to employees in recognition of their long-term service to the Company. Employees working for the Company in the U.S. are fully vested after completing five years of eligible employment. Benefits available to the Named Executive Officers are no greater than those offered to non-executive participants. Employees earn the right to receive a benefit upon retirement at the normal retirement age of 65 or upon early retirement (age 55 or older). The plan was amended effective January 1, 2009 to eliminate the 30 year lifetime cap on credited service.

Credited service under the plan includes all periods of employment after June 30, 1993, except for such periods when an employee does not meet eligibility requirements under the plan.

The following elements of executive compensation are included in computing the retirement benefit: base salary, non-equity incentive plan compensation and special performance cash bonuses. Retirement benefits are calculated as (1) the product of (A) each year of an employee’s credited service (with a maximum of 30 years of credited service), times (B) 2.00%, times (C) the final average earnings, minus (2) the product (also referred to as the “Offset”) of (A) each year of an employee’s credited service (with a maximum of 30 years of credited service), times (B) 0.65%, times (C) the final average social security earnings. However, the Offset cannot be greater than one-half of the gross benefit, calculated using the lesser of the final average earnings and final average social security earnings.

If the employee elects to retire between the ages of 55 and 64, the amount of benefits is reduced; actuarial reduction factors are applied to his “gross benefit” and his final average social security earnings offset to allow for the fact that his benefit will start earlier than “normal” and will, therefore, be paid for a longer period of time.

Messrs. Long and Brown have met the eligibility requirements for “early retirement” under the plan. The gross benefit is reduced 2% per year for the first five years and 6% per year for the next five years that the early retirement date precedes the normal retirement date. The offset benefit is reduced 6.67% per year for the first five years and 3.33% per year for the next five years that the early retirement date precedes the normal retirement date.

Certain assumptions and calculation methods were used to determine the values of the pension benefits disclosed in the Pension Benefits Table above. In particular, monthly accrued pension benefits, payable at age 65, were determined as of December 31, 2010. The present value of these benefits was calculated based on assumptions used in the Company’s financial statements for 2010. The key assumptions used were:

Discount rate:	5.56%
Mortality Table:	2010-PPA
Form of Payment:	Joint & 50% Survivor Annuity
Compensation:	Base Salary + Non-Equity Incentive Plan Compensation
Retirement Age:	62

Transocean Pension Equalization Plan

Officers, including each of the Named Executive Officers, are eligible to receive a benefit from the Company’s nonqualified, unfunded, noncontributory Pension Equalization Plan (“PEP”) if the level of their compensation would otherwise cause them to exceed the Internal Revenue Code compensation limitations imposed on the Transocean U.S. Retirement Plan. The purpose of this plan is to recognize an executive’s service to the Company and provide supplemental post-retirement income to those individuals. Benefits are payable upon a participant’s termination of employment, or six months after termination in the case of certain officers.

The following forms of compensation are used to calculate the supplemental benefit: base salary, non-equity incentive plan compensation and special performance cash bonuses. Benefits are not earned until the individual has five years of credited service with the Company. Mr. Brown is currently eligible to receive “early retirement” benefits under the PEP. The formula used to calculate the plan benefit is the same as that which is used to calculate benefits under the Transocean

U.S. Retirement Plan; however, earnings are not limited to the pay cap under Internal Revenue Code Section 401(a)(17) ($245,000 in 2010). The accrued benefit of certain individuals as of December 31, 2008 attributable to the legacy Transocean Supplemental Retirement Plan will be calculated using the interest rate in the Supplemental Retirement Plan, which was the annual interest rate equal to the yield on a new 7-12 year AA-rated general obligation tax-exempt bond as determined by Merrill Lynch & Co. (or its affiliates) and published in The Wall Street Journal.

Certain assumptions and calculation methods were used to determine the values of the pension benefits disclosed in the Pension Benefits Table above. In particular, monthly accrued pension benefits, payable at age 65, were determined as of December 31, 2010. The present value of these benefits was calculated based on assumptions used in the Company’s financial statements for 2010. The key assumptions are:

Interest Rate:	4.54%
Mortality Table:	2010-417(e)
Form of Payment:	Lump Sum
Lump Sum Rate:	3.04%
Compensation:	Base Salary + Non-Equity Incentive Plan Compensation
Retirement Age:	62

Transocean International Retirement Plan

The Company maintains the Transocean International Retirement Plan, a nonqualified, defined contribution plan, for its non-U.S. citizen employees who accept international assignments and have completed at least one full calendar month of service. Eligibility in the plan is based on residency outside of the U.S. Messrs. Rosa, Bobillier and Toma were the Named Executive Officers in 2010 who have historically participated in this plan. The plan is funded through cash contributions by the Company as a percentage of compensation along with voluntary contributions by employees, which are limited to 15% of the employee’s base pay. Current Company contribution levels are as follows:

Service	Company Match
< 5 years	4.5%
5 - 9 years	5.0%
10 - 14 years	5.5%
15 - 19 years	6.0%
20+ years	6.5%

Contributions are based on a participant’s compensation (regular pay, non-equity cash incentive pay and special performance cash awards). The normal retirement age under the plan is age 60; however, participants who are age 50 or older, and who are vested with two or more years of service, may upon termination or retirement, elect to receive a lump sum or an annuity based on the full cash value of the participant’s retirement account. If a participant retires with less than two years of service, the participant will only be entitled to receive benefits under the plan based on the accumulated value of his voluntary employee contributions.

Transocean Management Ltd. Pension Plan

The Company maintains the Transocean Management Ltd. Pension Plan, a nonqualified, defined contribution plan, for its non-U.S. citizen employees that relocate to Switzerland. Messrs. Rosa, Bobillier and Toma were the Named Executive Officers in 2010 who participated in this plan. The plan is funded through cash contributions by the Company as a percentage of compensation along with contributions by employees. Mandatory contributions by the employees are 6% of pensionable salary. Additional voluntary contributions are permitted but these contributions do not generate any additional match by the Company. Current Company contribution levels are as follows:

Age	Company Match
24	10%
34	12%
44	14%
54	16%

Contributions are based on a participant’s annual salary. Regular retirement age under the plan is age 65 for men and 64 for women, as is customary in Switzerland.

Transocean Supplemental Executive Retirement Plan

We maintain the Transocean Supplemental Executive Retirement Plan for a select group of management and highly compensated employees. Ms. Richard was the only Named Executive Officer in 2010 who participated in this plan. The plan is a nonqualified, unfunded, noncontributory plan established for the purpose of attracting, retaining and motivating executives in key positions within top management.

The present value of these benefits was calculated based on assumptions used in the Company’s financial statements for 2010. The key assumptions are:

Interest Rate:	4.68%
Mortality Table:	2010-417(e)
Form of Payment:	Lump Sum
Lump Sum Rate:	3.50%
Compensation:	Base Salary + Non-Equity Incentive Plan Compensation
Retirement Age:	62

Nonqualified Deferred Compensation for Fiscal Year 2010

The following table and narrative disclosure set forth certain information with respect to nonqualified deferred compensation payable to the Named Executive Officers. All nonqualified deferred compensation plan benefits are payable in cash from the Company’s general assets.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(3) ($)
Steven L. Newman	0	0	1,160	0	36,426
Ricardo H. Rosa	0	0	143	0	4,494
Eric B. Brown	0	0	2,006	0	62,971
Arnaud A.Y. Bobillier	0	0	0	0	0
Ihab M. Toma	0	0	0	0	0
Robert L. Long	0	0	6,294	295,104	0
Cheryl D. Richard	0	0	0	0	0

(1)                                The Transocean U.S. Supplemental Savings Plan was frozen as of December 31, 2008. Accordingly, no new participants were added in 2010. The balances under the plan will continue to accrue interest and remain in the plan until the participant leaves the Company.

(2)                                Represents earnings in 2010 on balances in the Transocean U.S. Supplemental Savings Plan.

(3)                                Represents balances as of December 31, 2010 in the Transocean U.S. Supplemental Savings Plan.

Transocean U.S. Supplemental Savings Plan

The Named Executive Officers and certain other highly compensated employees as of December 31, 2008 are eligible to participate in the nonqualified, unfunded Transocean U.S. Supplemental Savings Plan if the level of their base salaries would otherwise cause them to exceed the contribution limits imposed by the Internal Revenue Code on the Transocean U.S. Savings Plan. Base pay is used to calculate the benefit. The Company maintains on its books an account for each participant to whom it credits (1) the amount of any Company matching contributions which are not paid to the Transocean U.S. Savings Plan due to limitations of the Internal Revenue Code, plus (2) earned interest. This interest is credited at the end of each calendar quarter and is calculated as a sum that is equal to the average balance for the quarter multiplied by one-fourth of the annual prime rate for corporate borrowers quoted by The Federal Reserve Statistical Release at the beginning of the quarter. The participant’s supplemental savings benefit equals the balance recorded in his account. A participant receives a single lump sum payment of the balance at the time of such participant’s termination, or six months after termination in the case of certain officers. A participant may not receive a distribution or make any withdrawals prior to such participant’s termination. On December 31, 2008, the Transocean U.S. Supplemental Savings Plan was frozen. No further benefits will accrue under the plan after December 31, 2008.

Potential Payments Upon Termination or Change of Control

The following tables and narrative disclosure set forth, as of December 31, 2010, certain information with respect to compensation that would be payable to the Named Executive Officers, other than Mr. Long and Ms. Richard, upon a variety of termination or change of control scenarios. Mr. Long retired from the Company effective February 28, 2010, and Ms. Richard resigned from employment with the Company effective May 31, 2010. The departures of Mr. Long and Ms. Richard occurred prior to completion of the last fiscal year. As a result, tables reflecting the actual benefits relating to their respective departures from the Company follow the tables for the other Named Executive Officers. Additionally, these tables do not reflect the impact of the new consulting agreement entered into with Mr. Brown in February 2011, as that agreement was not in effect as of December 31, 2010. As of December 31, 2010, the Named Executive Officers were eligible for the executive severance benefit policy, and Mr. Brown, in the event of a change in control, was eligible for benefit calculations under the executive change in control severance policy.

	Mr. Newman ($)	Mr. Rosa ($)	Mr. Brown ($)	Mr. Bobillier ($)	Mr. Toma ($)
I. Involuntary Not-for-Cause Termination
Cash Severance Payment(1)	900,000	450,000	468,000	392,000	380,000
Non-Equity Incentive Plan Compensation(1)	900,000	337,500	304,200	294,000	285,000
Outplacement Services(1)	45,000	22,500	23,400	19,600	19,000
Pension Equalization Plan(2)	1,497,623	0	3,253,446	0	0
Equity Incentive Plan Compensation under our LTIP
Vested Stock Options	173,967	75,911	94,887	94,887	0
Unvested Stock Options(3)	0	0	0	0	0
Performance-Based Deferred Units(4)	1,902,481	1,561,650	1,475,493	1,472,851	988,161
Time-Based Deferred Units(5)	119,071	872,281	656,870	654,228	850,385
Supplemental Savings Plan(6)	36,426	4,494	62,971	0	0
Welfare Payment(7)	25,758	28,947	30,342	28,003	31,386
Total Involuntary Not-for-Cause Severance Potential Payments	5,600,326	3,353,283	6,369,609	2,955,569	2,553,932

(1)                                Any involuntary not-for-cause termination as of December 31, 2010 would have been calculated under the executive severance benefit and the Performance Award and Cash Bonus Plan.

(2)                                Mr. Brown is the only Named Executive Officer who had satisfied the age (at least 55 years of age) and service (at least five years of credited service) requirements under the PEP as of December 31, 2010 and was therefore eligible to receive actual payments under the plan as of December 31, 2010. Mr. Brown could have received his PEP benefits through a lump sum payment after a six-month waiting period following termination. The amount of PEP benefits included in the table for Mr. Newman represents the present value of those benefits which would not have been payable as of December 31, 2010 but would be payable once he reaches 55 years of age.

(3)                                The terms and conditions of the non-qualified option awards provide that upon an involuntary convenience of the Company termination, any unvested options terminate as of the date of termination.

(4)                                The Performance-based Deferred Units (“CDUs”) are based upon the achievement of a performance standard over a three-year period. The determination period for a portion of the CDUs ends on December 31, 2012 and the determination period for the remaining CDUs ends on December 31, 2013. The actual number of deferred units received will be determined in the first 60 days of 2013 of 2014, as applicable, and is contingent on our performance in total shareholder return relative to the Performance Peer Group. Upon an involuntary convenience of the Company termination, the Named Executive Officers would receive a pro-rata portion of the CDUs. The pro-rata portion of the CDUs is determined by multiplying the number of CDUs which would have otherwise been earned had the Named Executive Officer’s employment not been terminated by a fraction, the numerator of which is the number of calendar days he was employed during the performance cycle after the grant date and the denominator of which is the total number of calendar days in the performance cycle after the grant date.

(5)                                The Time-based Deferred Units are awards that vest in equal installments over three years, on the first, second and third anniversaries of the date of grant. Upon an involuntary convenience of the Company termination all of the restricted shares would vest.

(6)                                Each Named Executive Officer’s supplemental savings plan benefit is equal to the balance, which includes interest, recorded in his account as of December 31, 2010. Each Named Executive Officer is eligible to receive a single lump sum payment of the balance after a six-month waiting period after his termination. A participant may not receive a distribution or make any withdrawals prior to his termination.

(7)                                Each Named Executive Officer would receive continuation of coverage under the Company’s medical and dental insurance plans for the lesser of two years or until he obtains other employment providing such benefits.

	Mr. Newman ($)	Mr. Rosa ($)	Mr. Brown ($)	Mr. Bobillier ($)	Mr. Toma ($)
II. Voluntary Termination
Pension Equalization Plan(1)	1,497,623	0	1,760,697	0	0
Equity Incentive Plan Compensation under our LTIP
Vested Stock Options	173,967	75,911	94,887	94,887	0
Unvested Stock Options	0	0	0	0	0
Performance-Based Deferred Units(2)	0	0	818,623	0	0
Time-Based Deferred Units	0	0	0	0	0
Supplemental Savings Plan	36,426	4,494	62,971	0	0
Welfare Payment	0	0	0	0	0
Total Voluntary Termination Potential Payments	1,708,016	80,405	2,737,178	94,887	0

(1)                                Mr. Brown is the only Named Executive Officer who had satisfied the age (at least 55 years of age) and service (at least five years of credited service) requirements under the PEP as of December 31, 2010 and was therefore eligible to receive actual payments under the plan as of December 31, 2010. Mr. Brown could have received his PEP benefits through a lump sum payment after a six-month waiting period following termination. The amount of PEP benefits included in the table for Mr. Newman represents the present value of those benefits which would not have been payable as of December 31, 2010 but would be payable once he reaches 55 years of age.

(2)                                The 2009 and 2010 CDU awards contain a Rule of 70 provision, which provides that a pro-rata portion of this award will vest upon the retirement of a Named Executive Officer who has reached the minimum age of 55 and has accumulated 70 years of combined age and service time. Mr. Brown would satisfy the requirements of the Rule of 70, so, for purposes of this award in the table above, he has been treated as if he retired and were entitled to a pro-rata portion of the award.

The following table describes payments and other benefits to Ms. Richard in connection with her resignation from employment with the Company effective May 31, 2010. In accordance with her severance agreement, Ms. Richard’s benefits were calculated as follows:

Compensation Type	Terms of Agreement	Compensation Amount
Severance Pay:	Payment of a cash severance payment equal to three times Ms. Richard’s base salary at her termination date, paid out in equal installments over a three-year period.	$1,065,000
Severance Bonus:	Payment of a cash severance bonus equal to three times the highest total bonus paid in any one year to Ms. Richard in the three years immediately prior to her termination date of May 31, 2010.	$1,080,000
2010 Annual Bonus:	Ms. Richard will participate in the Company’s Performance Award and Cash Bonus Plan for the 2010 calendar year through her termination date. The bonus opportunity is 60% of actual base salary earnings for January 1, 2010—May 31, 2010.	$39,245
Equity Awards:	All awards previously granted under the LTIP will be treated in accordance with the termination provisions associated with termination for “convenience of the Company.”		(1)
IRC Section 280G Tax Gross-up:	With respect to any payment by the Company to Ms. Richard that constitutes a “parachute payment” as defined in Section 280G of the Internal Revenue Code that would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company will make an additional gross-up payment to Ms. Richard to cover the excise tax and all applicable taxes.	$907,878

(1)                                The following table provides further details regarding the effect of her severance agreement on Ms. Richard’s stock options, time-vested restricted share awards and performance-based contingent deferred units:

	Award Date	Exercise Price	Shares Awarded	Shares Vested	Shares Unvested	Outstanding & Retained	Treatment at May 31, 2010	Value of Change
Stock Options:	7/9/08	$144.32	9,566	3,188	6,378	3,188	Unvested options were forfeited on her termination date and vested options are exercisable for remaining term	—
	2/12/09	$60.19	24,436	8145	16,291	8,145	Unvested options were forfeited on her termination date and vested options are exercisable for three years from her termination date	$75,911
	2/18/10	$83.32	14,150	0	14,150	0	All unvested options were forfeited on her termination date	—
Restricted Stock:	2/12/08	N/A	3,315	2,210	1,105	1,105	All unvested shares were accelerated and vested on her termination date	$62,731
Performance-Based Deferred Units:(1)	2/12/09	N/A	11,847	6,520	11,847	5,327	Shares outstanding were pro-rated based on days employed during performance period; outstanding shares to be distributed 3/15/11 contingent on performance criteria	$370,280
	2/18/10	N/A	6,868	6,198	6,868	670	Shares outstanding were pro-rated based on days employed during performance period; outstanding shares to be distributed 3/15/12 contingent on performance criteria	$46,572
Total:			70,182	26,261	56,639	18,435		$555,494

(1)                                Based on the target (100%) payout. The actual number of deferred units received will be determined after the end of the applicable performance cycle and is contingent on the Company’s performance in total shareholder return relative to the Performance Peer Group. Ms. Richard’s performance-based deferred units that were granted on July 9, 2008 were also pro-rated based on days employed during the performance period. However, in February 2010 the Committee determined that the payout for these performance-based deferred units was zero.

	Mr. Newman ($)	Mr. Rosa ($)	Mr. Brown ($)	Mr. Bobillier ($)	Mr. Toma ($)
III. Retirement(1)
Non-Equity Incentive Plan Compensation	900,000	450,000	304,200	294,000	285,000
Pension Equalization Plan(2)	1,497,623	0	1,760,697	0	0
Equity Incentive Plan Compensation under our LTIP
Vested Stock Options	173,967	75,911	94,887	94,887	0
Unvested Stock Options	0	0	0	0	0
Performance-Based Deferred Units(3)	0	0	818,623	0	0
Time-Based Deferred Units	0	0	0	0	0
Supplemental Savings Plan(2)	36,426	4,494	62,971	0	0
Total Retirement Potential Payments	2,608,016	530,405	3,041,378	388,887	285,000

(1)                                Mr. Newman had not reached at least 55 years of age as of December 31, 2010 and was therefore not eligible for early retirement or normal retirement (age 65) under the PEP.

(2)                                Mr. Brown was over 55 years of age as of December 31, 2010 and was therefore eligible for early retirement under the PEP. He would have been eligible to receive the same PEP and supplemental savings plan payments under this “III. Retirement” scenario as he would have received under the “II. Voluntary Termination” scenario described above.

(3)                                The treatment of CDU awards upon retirement would be the same as the treatment described under “II. Voluntary Termination” above.

The following table describes payments and other benefits to Mr. Long in connection with his retirement from employment with the Company effective February 28, 2010.

Retirement
Non-Equity Incentive Plan Compensation(1)	$86,912
Pension Equalization Plan(2)	$13,592,587
Equity Incentive Plan Compensation under our LTIP(3)
2009 Stock Options	$2,332,809
2008 Stock Options	$0
2009 Contingent Deferred Unit Award(4)	$3,962,394
2008 Contingent Deferred Unit Award(4)	$0
2007 Restricted Stock Award	$1,092,877
Supplemental Savings Plan(2)	$295,104
Transfer of country club membership	$14,000

(1)                                Pursuant to the terms of the Bonus Plan, Mr. Long has the opportunity to receive a pro rata performance award for the 2010 performance period. The extent to which a performance award shall be deemed to have been earned shall be determined by multiplying the amount of the performance award that would have earned had Mr. Long not retired by a fraction, the numerator of which is the number of full calendar months Mr. Long was employed during the performance period and the denominator of which is the total number of calendar months during the performance period. The grant of a performance award is subject to achievement by the Company of certain performance measures and the discretion of the Executive Compensation Committee. Mr. Long’s target bonus opportunity was 100% of his base salary at the time he retired.

(2)                                Estimated amount to be paid in a lump sum. The payment of these amounts was deferred until September 1, 2010 to comply with Section 409A of the Internal Revenue Code and applicable Treasury authorities.

(3)                                On February 22, 2010, the Executive Compensation Committee of the Board of Directors approved the acceleration of the vesting of all stock options and time-vested restricted share awards held by Mr. Long upon his retirement, such that the awards vested upon his retirement and will be exercisable pursuant to the original terms of such awards. In addition, the Executive Compensation Committee approved a modification of the performance-based contingent deferred units held by Mr. Long at his retirement such that he will receive the entire amount of the units that he would have earned over the three-year performance cycle for the units, instead of a pro rata portion. The ultimate award he receives will be based on his target performance award modified by the Committee’s determination of the Company’s relative total shareholder return (as that term is defined in the award) performance at the conclusion of the applicable performance cycle. The amount listed is based on the closing price of the Company’s shares on the NYSE on December 31, 2009, which was $82.80. This amount represents the value of awards that would have been forfeited but for the action of the Executive Compensation Committee.

(4)                                Based on the target (100%) payout. The actual number of deferred units received will be determined after the end of the applicable performance cycle and is contingent on the Company’s performance in Total Shareholder Return relative to a subgroup of the Company’s peer group. In February 2010, the Committee determined that the payout for the 2008 Contingent Deferred Unit Award was zero.

	Mr. Newman ($)	Mr. Rosa ($)	Mr. Brown ($)	Mr. Bobillier ($)	Mr. Toma ($)
IV. Termination in Connection with a Change of Control
Cash Severance Payment(1)	900,000	450,000	2,308,878	392,000	380,000
Non-Equity Incentive Plan Compensation(1)	900,000	337,500	304,200	294,000	285,000
Outplacement Services(1)	45,000	22,500	23,400	19,600	19,000
Pension Equalization Plan	1,497,623	0	3,253,446	0	0
Equity Incentive Plan Compensation under our LTIP
Vested Stock Options	173,967	75,911	94,887	94,887	0
Unvested Stock Options(2)	347,953	151,832	189,792	189,792	0
Performance-Based Deferred Units(3)	4,154,474	2,292,509	2,282,917	2,280,276	1,327,780
Time-Based Deferred Units(2)	119,071	872,281	656,870	654,228	850,385
Supplemental Savings Plan(4)	36,426	4,494	62,971	0	0
Welfare Payment(5)	25,758	28,947	30,342	28,003	31,386
Excise Tax Gross Up(1)	0	0	0	0	0
Total Change of Control Termination Potential Payments	8,200,272	4,235,974	9,207,703	3,952,786	2,893,551

(1)                                This assumes a change of control event as of December 31, 2010. Mr. Brown would receive a payment under the executive change in control benefit. Messrs. Newman, Rosa, Bobillier and Toma would receive the same payments under this “IV. Termination in Connection with a Change of Control” scenario that they would receive under the “I. Involuntary Not-for-Cause Termination.”

(2)                                The unvested portions of the stock options and time-based deferred unit awards vest immediately upon a change of control.

(3)                                Each Named Executive Officer is entitled to the number of performance-based deferred units equal to the target award upon a change of control.

(4)                                Each Named Executive Officer would be eligible to receive the same supplemental savings plan payments as contemplated under the “I. Involuntary Not-for-Cause Termination” scenario described above.

(5)                                Each Named Executive Officer would receive continuation of coverage under the Company’s medical and dental insurance plans for the lesser of two years or until he or she obtains other employment providing such benefits.

	Mr. Newman ($)	Mr. Rosa ($)	Mr. Brown ($)	Mr. Bobillier ($)	Mr. Toma ($)
V. Death
Non-Equity Incentive Plan Compensation(1)	900,000	450,000	304,200	294,000	285,000
U.S. Pension Equalization Plan	920,843	0	1,352,273	0	0
Equity Incentive Plan Compensation under our LTIP
Vested Stock Options	173,967	75,911	94,887	94,887	0
Unvested Stock Options(2)	347,953	151,832	189,792	189,792	0
Performance-Based Deferred Units(3)	1,902,481	1,561,650	1,475,493	1,472,851	988,161
Time-Based Deferred Units(2)	119,071	872,281	656,870	654,228	850,385
Supplemental Savings Plan(4)	36,426	4,494	62,971	0	0
Life Insurance Proceeds(5)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total Death Potential Payments	5,400,741	4,116,168	5,136,486	3,705,758	3,123,546

(1)                                Each Named Executive Officer’s beneficiary would receive the pro rata share of the deceased’s targeted non-equity incentive plan compensation for 2010. If the Named Executive Officer died on December 31, 2010, then this pro rata share would be equal to 100% of such Named Executive Officer’s targeted non-equity compensation for 2010.

(2)                                The unvested portions of the stock options and time-based deferred unit awards vest immediately upon death.

(3)                                The beneficiary of each Named Executive Officer is entitled to a pro-rata portion of performance-based deferred units upon such Named Executive Officer’s death.

(4)                                Each Named Executive Officer would be eligible to receive the same supplemental savings plan payments as contemplated under the “I. Involuntary Not-for-Cause Termination” scenario described above.

(5)                                We provide each of our Named Executive Officers with a life insurance benefit equal to four times covered annual earnings, capped at a maximum of $1,000,000.

	Mr. Newman ($)	Mr. Rosa ($)	Mr. Brown ($)	Mr. Bobillier ($)	Mr. Toma ($)
VI. Disability
Non-Equity Incentive Plan Compensation(1)	900,000	450,000	304,200	294,000	285,000
U.S. Pension Equalization Plan	1,497,623	0	1,760,697	0	0
Equity Incentive Plan Compensation under our LTIP
Vested Stock Options	173,967	75,911	94,887	94,887	0
Unvested Stock Options(2)	347,953	151,832	189,792	189,792	0
Performance-Based Deferred Units(3)	1,902,481	1,561,650	1,475,493	1,472,851	988,161
Time-Based Deferred Units(2)	119,071	872,281	656,870	654,228	850,385
Supplemental Savings Plan(1)	36,426	4,494	62,971	0	0
Disability Benefits(4)	0	0	0	0	0
Total Disability Potential Payments	4,977,521	3,116,168	4,544,910	2,705,758	2,123,546

(1)                                Each of the potential non-equity incentive plan compensation and supplemental savings plan payments under this “VI. Disability” scenario would be the same as contemplated under the “V. Death” scenario described above.

(2)                                The unvested portions of the stock options and time-based deferred unit awards vest immediately upon disability.

(3)                                Each Named Executive Officer is entitled to a pro-rata portion of the performance-based deferred units upon disability.

(4)                               None of our Named Executive Officers is eligible for any disability benefits beyond those benefits that are available generally to all of our salaried employees. The standard disability benefits that our Named Executive Officers would receive in the event of their disability are described under “Compensation Discussion and Analysis—Other Benefits.”

DIRECTOR COMPENSATION

Directors who are employees of the Company do not receive compensation for Board service. At present, all of the directors except for Mr. Newman, the Company’s Chief Executive Officer, are non-employees and receive compensation for Board service.

We use a combination of cash and equity incentive compensation to attract and retain qualified candidates to serve on our Board. The Corporate Governance Committee of the Board annually reviews the compensation paid to our directors and considers the significant amount of time directors expend in fulfilling their duties to the Company as well as the skill level we require of members of the Board.

Currently, non-employee director compensation includes:

Annual Retainer	$90,000
Additional Annual Retainer for Committee Chairmen
Audit Committee	$35,000
Executive Compensation Committee	$20,000
Corporate Governance Committee, Finance/Benefits Committee and Health Safety and Environment Committee	$10,000
Board Meeting Attendance Fee	$2,500	(1)
Committee Meeting Attendance Fee	$2,500	(2)
Grant of Deferred Units	$260,000	(3)

(1)                               The board meeting attendance fee is paid for those meetings that were attended in excess of the four regularly scheduled board meetings.

(2)                               The committee meeting attendance fee is only paid for those meetings that were attended in excess of the four committee meetings.

(3)                               Deferred units are granted to each non-employee director annually immediately following the Board meeting held in connection with our annual general meeting of shareholders. On the date of grant, the deferred units have an aggregate value equal to $260,000 based upon the average of the high and low sales prices of our shares for each of the 10 trading days immediately prior to the date of grant. The terms of the deferred units include vesting in equal installments over three years, on the first, second and third anniversaries of the date of grant.

Mr. Rose has served the Company as its non-executive Chairman of the Board, in which capacity he has received a $332,000 annual retainer, paid quarterly, in lieu of the annual retainer the other non-employee directors receive. Since August 2011, Mr. Talbert has served the Company as its non-executive Vice-Chairman of the Board, in which capacity he has received a $50,000 annual retainer, paid quarterly, in addition to the annual retainer the other non-employee directors receive. Mr. Rose and Mr. Talbert also received the same meeting fees and the $260,000 grant of deferred units to non-employee directors described above.

In addition, we pay or reimburse our directors’ travel and incidental expenses incurred for attending Board, committee and shareholder meetings and for other Company business-related purposes.

2010 Director Compensation

In 2010, each non-employee member of the Board received the same compensation as described above.

At our Board meeting held immediately after the 2010 annual general meeting of our shareholders, the Board granted 3,703 deferred units to each non-employee director in aggregate value equal to $260,000 based upon the average of the high and low sales prices of our shares for the 10 trading days immediately prior to the date of our Board meeting (calculated at $70.21 per share). The terms of the deferred units included vesting in equal installments over three years, on the first, second and third anniversaries of the date of grant, and a requirement that each director hold the vested deferred units or the shares attributable to such units until he leaves the Board.

The following summarizes the compensation of our non-employee directors for 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Robert E. Rose	334,500	245,583	580,083
W. Richard Anderson	122,500	245,583	368,083
Thomas W. Cason(3)	207,500	245,583	453,083
Richard L. George	90,000	245,583	335,583
Victor E. Grijalva	122,500	245,583	368,083
Martin B. McNamara	102.500	245,583	348,083
Edward R. Muller	100,163	245,583	345,746
Robert M. Sprague	96,332	245,583	341,915
Ian C. Strachan	130,000	245,583	375,583
J. Michael Talbert	161,658	245,583	407,241
John L. Whitmire	85,000	245,583	330,583

(1)                               This represents the aggregate grant date fair value under accounting standards for recognition of share-based compensation expense for deferred units granted to our directors in 2010. For a discussion of the valuation assumptions with respect to these awards, please see Note 17 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2)                               The aggregate number of vested and unvested deferred units, stock appreciation rights and outstanding option awards at December 31, 2010 for each non-employee director was as follows: Mr. Anderson, 6,368 share- settled appreciation rights or SARs and 2,322 vested and received and 6,647 unvested deferred units; Mr. Cason, options to purchase 21,215 shares, 7,640 SARs and 2,322 vested and 6,647 unvested deferred units; Mr. George, options to purchase 3,820 shares, 7,640 SARs and 2,322 vested and 6,647 unvested deferred units; Mr. Grijalva, options to purchase 5,635 shares and 7,455 vested and 6,647 unvested deferred units; Mr. McNamara, options to purchase 11,270 shares and 7,455 vested and 6,647 unvested deferred units; Mr. Muller, options to purchase 5,730 shares, 7,640 SARs and 2,322 vested and 6,647 unvested deferred units; Mr. Rose, options to purchase 10,188 shares, 7,640 SARs, and 2,322 vested and received and 6,647 unvested deferred units; Mr. Sprague, 7,455 vested and 6,647 unvested deferred units; Mr. Strachan, options to purchase 11,270 shares and 7,455 vested and 6,647 unvested deferred units; Mr. Talbert, 5,859 vested and 6,647 unvested deferred units; and Mr. Whitmire, options to purchase 12,297 shares and 7,640 SARs. All of the then-outstanding deferred units vested in connection with the merger with GlobalSantaFe but the units or underlying shares are required to be held by each director (other than Messrs. Anderson and Rose) until he leaves the Board. Messrs. Anderson and Rose have elected to receive shares in exchange for their vested 2008 and 2009 deferred unit awards; therefore, these deferred units are no longer outstanding.

(3)                               On November 18, 2010, the Board of Directors granted Mr. Cason a special cash award of $50,000 for extraordinary efforts and time expended in connection with the Company’s Foreign Corrupt Practices Act investigations.

OTHER MATTERS

Compensation and Risk

We regularly assess risks related to our compensation programs, including our executive compensation programs, and do not believe that the risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company. The Executive Compensation Committee reviews information and solicits input from its independent compensation consultant regarding compensation factors which could mitigate or encourage excessive risk-taking. In its review in 2010, the Executive Compensation Committee considered the attributes of our programs, including the metrics used to determine incentive awards, the weighting of each metric, the timing and processes for setting performance targets and validating results, the performance measurement periods and time horizons of risk, the total mix of pay and the maximum compensation and incentive award payout opportunities.

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee of the Board of Directors during the last completed fiscal year were Edward R. Muller, Chairman, Martin B. McNamara and Robert M. Sprague. John L. Whitmire was the Chairman of the Committee until his resignation from the Board in June 2010. There are no matters relating to interlocks or insider participation that we are required to report.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules

(b)         Exhibits

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

†† *	10.20	Description of Base Salaries of Named Executive Officers
*	10.21	Executive Change of Control Severance Benefit (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on July 19, 2005)
*	10.22	Terms of July 2007 Employee Restricted Stock Awards (incorporated by reference to Exhibit 10.2 to Transocean Inc.’s Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2007)
*	10.23	Terms of July 2007 Employee Deferred Unit Awards (incorporated by reference to Exhibit 10.3 to Transocean Inc.’s Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2007)
*	10.24

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

†† *	10.55	Executive Severance Benefit
††	21	Subsidiaries of Transocean Ltd.
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*	99.1

Deferred Prosecution Agreement by and between The United States Department of Justice, Transocean Inc. and Transocean Ltd (incorporated by reference to Exhibit 99.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 5, 2010)

†	Filed herewith.
††	Previously filed with Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2010.
*	Compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 25, 2011.

TRANSOCEAN LTD.
By	/s/ Ricardo H. Rosa
Ricardo H. Rosa Executive Vice President and Chief Financial Officer