Form 10-K/A
period 2011-12-31
Transocean Ltd.
filed 2012-03-09
CIK 1451505

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to correct an administrative error to Exhibit 23.1, which did not include a conformed signature of Ernst & Young LLP, of the previously filed Annual Report on Form 10-K of Transocean Ltd. (“Transocean” or the “Company”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012 (the “Original Form 10-K”). We received a manually signed consent from Ernest & Young LLP on February 27, 2012.

There are no changes to the Original Form 10-K other than those set forth above.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, the Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

(3) Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

† 23.1	Consent of Ernst & Young LLP

† 31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

† 31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†              Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2012.

TRANSOCEAN LTD.

By	/s/ Gregory L. Cauthen
Gregory L. Cauthen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 9, 2012.

Signature	Title

*	Chairman of the Board of Directors
J. Michael Talbert

/s/ Steven L. Newman	President and Chief Executive Officer
Steven L. Newman	(Principal Executive Officer)

/s/ Gregory L. Cauthen	Executive Vice President and Chief Financial Officer
Gregory L. Cauthen	(Principal Financial and Accounting Officer)

*
Jagjeet S. Bindra	Director

*	Director
Thomas W. Cason

*	Director
Tan Ek Kia

*	Director
Steve Lucas

*	Director
Martin B. McNamara

*	Director
Edward R. Muller

*	Director
Robert M. Sprague

*	Director
Ian C. Strachan

/s/ Gregory L. Cauthen
Gregory L. Cauthen
(Attorney-in-Fact)