Form 10-Q
period 2012-03-31
Transocean Ltd.
filed 2012-05-02
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

   (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 24, 2012, 350,503,380 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2012

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2012	2011
Operating revenues
Contract drilling revenues	$2,203	$1,950
Contract drilling intangible revenues	11	10
Other revenues	117	184
	2,331	2,144
Costs and expenses
Operating and maintenance	1,410	1,359
Depreciation and amortization	351	354
General and administrative	69	67
	1,830	1,780
Loss on impairment	(227)	—
Gain (loss) on disposal of assets, net	(4)	8
Operating income	270	372

Other income (expense), net
Interest income	15	15
Interest expense, net of amounts capitalized	(180)	(145)
Other, net	(7)	3
	(172)	(127)
Income from continuing operations before income tax expense	98	245
Income tax expense	24	81
Income from continuing operations	74	164
Income (loss) from discontinued operations, net of tax	(15)	176

Net income	59	340
Net income attributable to noncontrolling interest	17	30
Net income attributable to controlling interest	$42	$310

Earnings per share-basic
Earnings from continuing operations	$0.16	$0.42
Earnings (loss) from discontinued operations	(0.04)	0.54
Earnings per share	$0.12	$0.96

Earnings per share-diluted
Earnings from continuing operations	$0.16	$0.42
Earnings (loss) from discontinued operations	(0.04)	0.54
Earnings per share	$0.12	$0.96

Weighted-average shares outstanding
Basic	350	319
Diluted	350	320

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)
	Three months ended March 31,
	2012	2011
Net income	$59	$340

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit costs	(28)	(6)
Unrecognized gain on derivative instruments	2	1
Recognized components of net periodic benefit costs	13	6
Recognized (gain) loss on derivative instruments	(3)	2

Other comprehensive income (loss) before income taxes	(16)	3
Income taxes related to other comprehensive income (loss)	(3)	(2)
Other comprehensive income (loss), net of income taxes	(19)	1

Total comprehensive income	40	341
Total comprehensive income attributable to noncontrolling interest	17	34

Total comprehensive income attributable to controlling interest	$23	$307

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$3,982	$4,017
Accounts receivable, net of allowance for doubtful accounts of $28 at March 31, 2012 and December 31, 2011	2,238	2,176
Materials and supplies, net of allowance for obsolescence of $76 and $73 at March 31, 2012 and December 31, 2011, respectively	663	627
Deferred income taxes, net	142	142
Assets held for sale	53	26
Other current assets	595	621
Total current assets	7,673	7,609

Property and equipment	28,960	29,037
Property and equipment of consolidated variable interest entities	2,255	2,252
Less accumulated depreciation	8,892	8,760
Property and equipment, net	22,323	22,529
Goodwill	3,087	3,205
Other assets	1,632	1,745
Total assets	$34,715	$35,088

Liabilities and equity
Accounts payable	$841	$880
Accrued income taxes	70	89
Debt due within one year	2,695	1,942
Debt of consolidated variable interest entities due within one year	97	97
Other current liabilities	2,061	2,350
Total current liabilities	5,764	5,358

Long-term debt	9,940	10,756
Long-term debt of consolidated variable interest entities	724	741
Deferred income taxes, net	512	523
Other long-term liabilities	1,914	1,903
Total long-term liabilities	13,090	13,923

Commitments and contingencies
Redeemable noncontrolling interest	138	116

Shares, CHF 15.00 par value, 402,282,355 authorized, 167,617,649 conditionally authorized, 365,135,298 issued at March 31, 2012 and December 31, 2011; 350,500,518 and 349,805,793 outstanding at March 31, 2012 and December 31, 2011, respectively	4,991	4,982
Additional paid-in capital	7,216	7,211
Treasury shares, at cost, 2,863,267 held at March 31, 2012 and December 31, 2011	(240)	(240)
Retained earnings	4,286	4,244
Accumulated other comprehensive loss	(515)	(496)
Total controlling interest shareholders’ equity	15,738	15,701
Noncontrolling interest	(15)	(10)
Total equity	15,723	15,691
Total liabilities and equity	$34,715	$35,088

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Three months ended March 31,
	2012	2011
Shares outstanding
Balance, beginning of period	350	319
Issuance of shares under share-based compensation plans	1	1
Balance, end of period	351	320
Shares
Balance, beginning of period	$4,982	$4,482
Issuance of shares under share-based compensation plans	9	6
Balance, end of period	$4,991	$4,488
Additional paid-in capital
Balance, beginning of period	$7,211	$7,504
Share-based compensation	23	27
Issuance of shares under share-based compensation plans	(17)	(16)
Other, net	(1)	3
Balance, end of period	$7,216	$7,518
Treasury shares, at cost
Balance, beginning of period	$(240)	$(240)
Balance, end of period	$(240)	$(240)
Retained earnings
Balance, beginning of period	$4,244	$9,969
Net income attributable to controlling interest	42	310
Balance, end of period	$4,286	$10,279
Accumulated other comprehensive loss
Balance, beginning of period	$(496)	$(332)
Other comprehensive loss attributable to controlling interest	(19)	(3)
Balance, end of period	$(515)	$(335)
Total controlling interest shareholders’ equity
Balance, beginning of period	$15,701	$21,383
Total comprehensive income attributable to controlling interest	23	307
Share-based compensation	23	27
Issuance of shares under share-based compensation plans	(8)	(10)
Other, net	(1)	3
Balance, end of period	$15,738	$21,710
Noncontrolling interest
Balance, beginning of period	$(10)	$(8)
Total comprehensive income (loss) attributable to noncontrolling interest	(5)	3
Balance, end of period	$(15)	$(5)
Total equity
Balance, beginning of period	$15,691	$21,375
Total comprehensive income	18	310
Share-based compensation	23	27
Issuance of shares under share-based compensation plans	(8)	(10)
Other, net	(1)	3
Balance, end of period	$15,723	$21,705

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$59	$340
Adjustments to reconcile to net cash provided by operating activities:
Amortization of drilling contract intangibles	(11)	(10)
Depreciation and amortization	351	354
Share-based compensation expense	23	27
Loss on impairment	227	—
(Gain) loss on disposal of assets, net	4	(8)
(Gain) loss on disposal of discontinued operations, net	14	(173)
Amortization of debt issue costs, discounts and premiums, net	18	26
Deferred income taxes	(30)	11
Other, net	21	(3)
Changes in deferred revenue, net	(12)	46
Changes in deferred expenses, net	(49)	(36)
Changes in operating assets and liabilities	(75)	(184)
Net cash provided by operating activities	540	390

Cash flows from investing activities
Capital expenditures	(260)	(240)
Proceeds from disposal of assets, net	41	13
Proceeds from disposal of discontinued operations, net	—	259
Other, net	12	(6)
Net cash provided by (used in) investing activities	(207)	26

Cash flows from financing activities
Changes in short-term borrowings, net	—	51
Proceeds from debt	—	5
Repayments of debt	(147)	(47)
Proceeds from restricted cash investments	108	—
Deposits to restricted cash investments	(42)	—
Distribution of qualifying additional paid-in capital	(278)	—
Other, net	(9)	(7)
Net cash provided by (used in) financing activities	(368)	2

Net increase (decrease) in cash and cash equivalents	(35)	418
Cash and cash equivalents at beginning of period	4,017	3,394
Cash and cash equivalents at end of period	$3,982	$3,812

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At March 31, 2012, we owned or had partial ownership interests in and operated 130 mobile offshore drilling units.  As of this date, our fleet consisted of 50 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 45 Standard Jackups and one swamp barge.  In addition, we had two Ultra-Deepwater drillships and four High-Specification Jackups under construction.  See Note 10—Drilling Fleet.

We also provide oil and gas drilling management services, drilling engineering and drilling project management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our United Kingdom (“U.K”). subsidiaries (together, “ADTI”).  ADTI conducts drilling management services primarily on either a dayrate or a completed-project, fixed-price (or “turnkey”) basis.

Note 2—Significant Accounting Policies

Basis of presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 included in our annual report on Form 10-K filed on February 27, 2012.

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

Fair value measurements—We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) significant observable inputs, including unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”), and (3) significant unobservable inputs, including those that require considerable judgment for which there is little or no market data (“Level 3”).  When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though we may have also utilized significant inputs that are more readily observable.

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over an entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the unconsolidated entity.  See Note 4—Variable Interest Entities.

Share-based compensation—Share-based compensation expense was $23 million and $27 million for the three months ended March 31, 2012 and 2011, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $13 million and $15 million for the three months ended March 31, 2012 and 2011, respectively.

Reclassifications—We have made certain reclassifications, which did not have an effect on net income, to prior period amounts to conform with the current period’s presentation.  These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 19—Subsequent Events.

Note 3—New Accounting Pronouncements

Recently Adopted Accounting Standards

Intangibles-goodwill and other—Effective January 1, 2012, we adopted the accounting standards update that amends the goodwill impairment testing requirements by giving an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether the two-step impairment test is required.  The update is effective for goodwill impairment tests performed for annual and interim periods beginning after December 15, 2011.  Our adoption did not have an effect on our condensed consolidated financial statements.

Fair value measurements—Effective January 1, 2012, we adopted the accounting standards update that requires additional disclosure about fair value measurements that involve significant unobservable inputs, including additional quantitative information about the unobservable inputs, a description of valuation techniques used, and a qualitative evaluation of the sensitivity of these measurements.  Our adoption did not have a material effect on the disclosures contained in our notes to condensed consolidated financial statements.

Recently Issued Accounting Standards

Balance sheet—Effective January 1, 2013, we will adopt the accounting standards update that expands the disclosure requirements for the offsetting of assets and liabilities related to certain financial instruments and derivative instruments.  The update requires disclosures to present both gross information and net information for financial instruments and derivative instruments that are eligible for net presentation due to a right of offset, an enforceable master netting arrangement or similar agreement.  The update is effective for interim and annual periods beginning on or after January 1, 2013.  We do not expect that our adoption will have a material effect on our condensed consolidated balance sheet or the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Variable Interest Entities

Consolidated variable interest entities—We consolidate the operating results, assets and liabilities of Transocean Pacific Drilling Inc. (“TPDI”), a consolidated British Virgin Islands joint venture company, and Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands joint venture company, which are two variable interest entities for which we are the primary beneficiary.  The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	March 31, 2012			December 31, 2011
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$1,591	$660	$931	$1,562	$673	$889
ADDCL	929	327	602	930	334	596
Total	$2,520	$987	$1,533	$2,492	$1,007	$1,485

See Note 15—Redeemable Noncontrolling Interest.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unconsolidated variable interest entities—As holder of two notes receivable and a lender under a working capital loan, we have a variable interest in Awilco Drilling plc (“Awilco”), a U.K. company listed on the Oslo Stock Exchange.  In the three months ended March 31, 2012, Awilco encountered operational downtime, both planned and unplanned, and disputed billings.  In the three months ended March 31, 2012, we reevaluated whether Awilco met the definition of a variable interest entity.  Based on our reevaluation, we determined that Awilco now met the definition of a variable interest entity since its equity at risk is insufficient to permit it to carry on its activities without additional subordinated financial support.  We also continue to believe that we were not the primary beneficiary since we did not have the power to direct the activities that most significantly impact the entity’s economic performance.

    The notes receivable were originally accepted in exchange for and are secured by two drilling units.  The notes receivable have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  The working capital loan, also secured by the two drilling units, has a stated interest rate of 10 percent and is payable in scheduled quarterly installments of principal and interest through maturity in January 2013.  We evaluate the credit quality and financial condition of Awilco quarterly.  The aggregate carrying amount of the notes receivable was $109 million and $110 million at March 31, 2012 and December 31, 2011, respectively.  The aggregate carrying amount of the working capital loan receivable was $20 million and $29 million at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, our aggregate exposure to loss on these receivable instruments was $129 million.

Note 5—Business Combination

As of October 3, 2011, the acquisition date, we held 99 percent of the shares of Aker Drilling ASA (“Aker Drilling”), a Norwegian company formerly listed on the Oslo Stock Exchange, having paid an aggregate amount of NOK 7.9 billion, equivalent to $1.4 billion.  On October 4, 2011, we acquired the remaining noncontrolling interest from holders of Aker Drilling that were required to tender their shares pursuant to Norwegian law.  We believe the acquisition of Aker Drilling enhances the composition of our High-Specification Floater fleet and strengthens our presence in Norway.  In accounting for the business combination, we applied the acquisition method of accounting, recording the assets and liabilities of Aker Drilling at their estimated fair values as of the acquisition date.

As of October 3, 2011, the acquisition price included the following, measured at estimated fair value: current assets of $323 million, drilling rigs and other property and equipment of $1.8 billion, other assets of $756 million, and the assumption of current liabilities of $272 million and long-term debt of $1.6 billion.  The acquired assets included $901 million of cash investments restricted for the payment of certain assumed debt instruments.  The excess of the purchase price over the estimated fair value of net assets acquired was approximately $273 million, which was recorded as goodwill.  Certain fair value measurements have not been completed, and the acquisition price allocation remains preliminary due to the timing of the acquisition and due to the number of acquired assets and assumed liabilities.  We continue to review the estimated fair values of property and equipment and other assets and to evaluate the assumed tax positions and contingencies.

In the three months ended March 31, 2012, our operating revenues included approximately $95 million of contract drilling revenues associated with the operations of the two Harsh Environment, Ultra-Deepwater semisubmersibles that we acquired in our acquisition of Aker Drilling.

Unaudited pro forma combined operating results, assuming the acquisition was completed as of January 1, 2011, were as follows (in millions, except per share data):

Three months ended March 31,
2011
Operating revenues	$2,244
Operating income	420
Income from continuing operations	167

Per share earnings from continuing operations
Basic	$0.43
Diluted	$0.43

The pro forma financial information includes various adjustments, primarily related to additional depreciation expense resulting from the fair value adjustments to the acquired property and equipment.  The pro forma information is not necessarily indicative of the results of operations had the acquisition of Aker Drilling been completed on the assumed dates or the results of operations for any future periods.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6—Impairments

Assets held for sale—During the three months ended March 31, 2012, we recognized a loss of $17 million ($0.05 per diluted share from continuing operations), which had no tax effect, associated with the impairment of GSF Rig 136, which was classified as an asset held for sale at the time of impairment.  We measured the impairment of the drilling unit and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant observable inputs, representing a Level 1 fair value measurement, including a binding sale and purchase agreement for the drilling unit and related equipment.

Definite-lived intangible assets—During the three months ended March 31, 2012, we determined that the customer relationships intangible asset associated with our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow water of U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and we recognized a loss on impairment of $53 million ($37 million, or $0.11 per diluted share from continuing operations, net of tax) in the three months ended March 31, 2012.

Goodwill and other indefinite-lived intangible assets—As a result of our annual impairment test, performed as of October 1, 2011, we determined that the goodwill associated with our contract drilling services reporting unit was impaired due to a decline in projected cash flows and market valuations for this reporting unit.  In the year ended December 31, 2011, we recognized a loss on impairment, representing our best estimate, in the amount of $5.2 billion ($16.15 per diluted share from continuing operations), which had no tax effect.  In the three months ended March 31, 2012, we completed our analysis and recognized an incremental adjustment to our original estimate in the amount of $118 million ($0.34 per diluted share from continuing operations), which had no tax effect.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including cost, income, and market approaches.  Our valuation required us to project the future performance of our contract drilling services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.

During the three months ended March 31, 2012, we determined that the trade name intangible asset associated with our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow water of U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for drilling management services.  We estimated the fair value of the trade name intangible asset using the relief from royalty method, a valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for drilling management services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the trade name intangible asset exceeded its fair value, and we recognized a loss on impairment of $39 million ($25 million, or $0.07 per diluted share from continuing operations, net of tax) in the three months ended March 31, 2012.

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

Our estimated annual effective tax rates were 25.5 percent and 19.3 percent for the three months ended March 31, 2012 and 2011, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

Deferred taxes—The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	March 31, 2012	December 31, 2011
Valuation allowance for non-current deferred tax assets	$181	$183

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	March 31, 2012	December 31, 2011
Unrecognized tax benefits, excluding interest and penalties	$493	$509
Interest and penalties	271	272
Unrecognized tax benefits, including interest and penalties	$764	$781

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2003.  For the three months ended March 31, 2012, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations was $38 million.

We engage in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions in which we operate.  Both the ultimate resolutions of these tax matters and the timing of any resolution or closure of the tax audits are highly uncertain.  It is reasonably possible that the total amount of our existing liabilities for unrecognized tax benefits could decrease by up to 15 percent or increase by up to 10 percent in the next 12 months.

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

U.S. tax investigations—With respect to our 2004 U.S. federal income tax return, the U.S. tax authorities withdrew all of their previously proposed tax adjustments, including all claims related to transfer pricing.  In January 2012, a judge in the U.S. Tax Court entered a decision of no deficiency for the 2004 tax year and cancelled the trial previously scheduled to take place in February 2012.  With respect to our 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing for certain charters of drilling rigs between our subsidiaries, resulting in a total proposed adjustment of approximately $50 million, excluding interest.  We believe an unfavorable outcome on this assessment with respect to 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  In July 2010, we filed a protest letter with the U.S. tax authorities responding to this assessment.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, excluding interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

In addition, the May 2010 assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions impacted our basis in our former subsidiary, TODCO, which we disposed of in 2004 and 2005.  The authorities are disputing the amount of capital losses that resulted from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on our U.S federal income tax returns for 2006 through 2009.  The majority of the capital losses were unutilized and expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers in 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital loss to offset such gains.  These claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $295 million.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe that our U.S federal income tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $160 million, excluding interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments for the 2006 and 2007 audits in the aggregate amount of approximately $88 million, excluding interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  We believe that our U.S. federal income tax returns are materially correct as filed, and we intend to vigorously defend against potential claims.

In February 2012, we received an assessment from the U.S. tax authorities related to our 2008 and 2009 U.S. federal income tax returns.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These items would result in net adjustments of approximately $473 million of additional taxes, excluding interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2009 could increase substantially, and could have a material adverse effect on our consolidated results of operations and cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $274 million, plus interest, related to certain restructuring transactions, approximately $120 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $72 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We have provided a parent company guarantee in the amount of approximately $123 million, with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $754 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial has been scheduled for December 2012.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  In October 2011, the Norwegian authorities issued criminal indictments against a Norwegian tax attorney related to certain of our restructuring transactions and to the 2001 dividend payment.  The indicted Norwegian tax attorney worked for us in an advisory capacity on these transactions.  We believe these charges are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $323 million, jointly and severally, against our two subsidiaries, the two external advisors and the external tax attorney.  This compensation claim directly overlaps with an existing civil tax assessment and does not represent an incremental financial exposure to us.  In February 2012, the authorities dropped the previously existing tax assessment related to a certain restructuring transaction.  We believe our Norwegian tax returns are materially correct as filed, and we intend to vigorously contest any assertions by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil and criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.  See Note 19—Subsequent Events.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $114 million, plus a 75 percent penalty in the amount of $86 million and interest through December 31, 2011 in the amount of $163 million.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.

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

Note 8—Discontinued Operations

Oil and gas properties—In March 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  In October 2011, we completed the sale of Challenger Minerals (North Sea) Limited for net cash proceeds of $24 million, and we recognized a gain on the disposal of the discontinued operations of $12 million.  Additionally, in February 2012, we entered into an agreement to sell the assets of Challenger Minerals Inc.  See Note 19—Subsequent Events.

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

Summarized results of discontinued operations—The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended March 31,
	2012	2011
Operating revenues	$3	$26
Costs and expenses	(2)	(23)
Loss on impairment (a)	(6)	—
Gain (loss) on disposal of discontinued operations, net	(14)	173
Income (loss) from discontinued operations before income tax expense	(19)	176
Income tax benefit	4	—
Income (loss) from discontinued operations, net of tax	$(15)	$176
_____________________
(a)
During the three months ended March 31, 2012, we recognized a loss on impairment of our oil and gas properties, which were classified as assets held for sale, in the amount of $6 million ($4 million or $0.01 per diluted share from discontinued operations, net of tax) since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.  We estimated fair value based on significant observable inputs, representing a Level 1 fair value measurement, including a binding sale and purchase agreement for the properties.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and liabilities of discontinued operations— As a result of our decision to discontinue the operations of our oil and gas properties reporting unit and the operations of our Caspian Sea subsidiary, we have classified the related assets and liabilities of these components of our business to other current assets and other current liabilities as of December 31, 2011.  The carrying amounts of the major classes of assets and liabilities associated with these operations were classified as follows (in millions):

	March 31, 2012	December 31, 2011
Assets
Oil and gas properties, net	$19	$24
Other related assets	2	2
Assets held for sale	$21	$26

Accounts receivable	$2	$6
Other assets	11	25
Other current assets	$13	$31

Liabilities
Accounts payable	$1	$3
Other liabilities	8	14
Other current liabilities	$9	$17

Note 9—Earnings Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Income from continuing operations attributable to controlling interest	$57	$57	$134	$134
Undistributed earnings allocable to participating securities	—	—	(1)	(1)
Income from continuing operations available to shareholders	$57	$57	$133	$133

Denominator for earnings per share
Weighted-average shares outstanding	350	350	319	319
Effect of stock options and other share-based awards	—	—	—	1
Weighted-average shares for per share calculation	350	350	319	320

Per share earnings from continuing operations	$0.16	$0.16	$0.42	$0.42

For the three months ended March 31, 2012 and 2011, respectively, 1.8 million and 1.2 million share-based awards were excluded from the calculation since the effect would have been anti-dilutive.

The 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.  See Note 11—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Drilling Fleet

Expansion—Construction work in progress, recorded in property and equipment, was $1.6 billion and $1.4 billion at March 31, 2012 and December 31, 2011, respectively.  Capital expenditures and other capital additions, including capitalized interest, for our major construction projects during the three months ended March 31, 2012 or during the year ended December 31, 2011 were as follows (in millions):

	Three months ended March 31, 2012	Through December 31, 2011	Total costs
Transocean Andaman (a)	$19	$119	$138
Transocean Siam Driller (a)	19	119	138
Transocean Honor (b)	16	216	232
Ultra-Deepwater Floater TBN1 (c)	14	138	152
Ultra-Deepwater Floater TBN2 (c)	8	137	145
Deepwater Champion (d) (e)	2	776	778
Transocean Ao Thai (f)	1	79	80
Capitalized interest	13	108	121
Mobilization costs	5	26	31
Total	$97	$1,718	$1,815
_____________________
(a)
In December 2010, we purchased Transocean Siam Driller and Transocean Andaman, two Keppel FELS Super B class design jackups, which are under construction at Keppel FELS’ yard in Singapore and are expected to commence operations in the first quarter of 2013.

(b)
In November 2010, we purchased Transocean Honor, a PPL Pacific Class 400 design jackup, which was offshore Angola undergoing testing and final customer acceptance as of March 31, 2012 and is expected to commence operations in the second quarter of 2012.

(c)
The costs for Ultra-Deepwater Floater TBN1 and Ultra-Deepwater Floater TBN2 include our initial investment of $136 million each, representing the estimated fair value of the rigs at the time of our acquisition of Aker Drilling, completed in October 2011.  Currently under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, we expect to take delivery of the two Ultra-Deepwater drillships in the first and second quarter of 2014.

(d)	The accumulated construction costs of this rig are no longer included in construction work in progress as of March 31, 2012.

(e)
The costs for Deepwater Champion include our initial investment of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe Corporation in November 2007.  Deepwater Champion commenced operations in May 2011.

(f)
In June 2011, we purchased Transocean Ao Thai, a Keppel FELS Super B class design jackup, which is under construction at Keppel FELS’ yard in Singapore and is expected to commence operations in the fourth quarter of 2013.

Dispositions—During the three months ended March 31, 2012, in connection with our efforts to dispose of non-strategic assets, we sold the Standard Jackup GSF Rig 136 and related equipment.  As a result of the sale, we received net cash proceeds of $36 million (See Note 6—Impairments).  For the three months ended March 31, 2012, we recognized a net loss on disposal of unrelated assets of $4 million.

During the three months ended March 31, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20 and the Standard Jackup Transocean Mercury.  The sale of Trident 20 reflected our decision to discontinue operations in the Caspian Sea (see Note 8—Discontinued Operations).  In connection with the sale of Transocean Mercury, we received net cash proceeds of $10 million and recognized a net gain on disposal of the drilling unit of $9 million ($0.03 per diluted share from continuing operations), which had no tax effect.  For the three months ended March 31, 2011, we recognized a net loss on disposal of unrelated assets in the amount of $1 million.

Assets held for sale—During the three months ended March 31, 2012, we committed to plans to sell our Standard Jackups, Roger W. Mowell, Transocean Nordic, Transocean Shelf Explorer and Trident 17.  At March 31, 2012, these drilling units and related equipment were classified as assets held for sale with an aggregate net carrying amount of $31 million.  See Note 19—Subsequent Events.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	March 31, 2012			December 31, 2011
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
5% Notes due February 2013	$253	$—	$253	$253	$—	$253
5.25% Senior Notes due March 2013 (a)	507	—	507	507	—	507
TPDI Credit Facilities due March 2015	—	455	455	—	473	473
4.95% Senior Notes due November 2015 (a)	1,120	—	1,120	1,120	—	1,120
Aker Revolving Credit and Term Loan Facility due December 2015	572	—	572	594	—	594
5.05% Senior Notes due December 2016 (a)	999	—	999	999	—	999
Callable Bonds due February 2016	278	—	278	267	—	267
ADDCL Credit Facilities due December 2017	—	218	218	—	217	217
Eksportfinans Loans due January 2018	852	—	852	884	—	884
6.00% Senior Notes due March 2018 (a)	998	—	998	998	—	998
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
TPDI Notes due October 2019	—	148	148	—	148	148
6.50% Senior Notes due November 2020 (a)	899	—	899	899	—	899
6.375% Senior Notes due December 2021 (a)	1,199	—	1,199	1,199	—	1,199
7.45% Notes due April 2027 (a)	97	—	97	97	—	97
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7% Notes due June 2028	311	—	311	311	—	311
Capital lease contract due August 2029	671	—	671	676	—	676
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.50% Series B Convertible Senior Notes due December 2037 (a)	—	—	—	30	—	30
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,678	—	1,678	1,663	—	1,663
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
7.35% Senior Notes due December 2041 (a)	300	—	300	300	—	300
Total debt	12,635	821	13,456	12,698	838	13,536
Less debt due within one year
5% Notes due February 2013	253	—	253	—	—	—
5.25% Senior Notes due March 2013 (a)	507	—	507	—	—	—
TPDI Credit Facilities due March 2015	—	70	70	—	70	70
Aker Revolving Credit and Term Loan Facility due December 2015	90	—	90	90	—	90
ADDCL Credit Facilities due November 2017	—	27	27	—	27	27
Eksportfinans Loans due January 2018	149	—	149	142	—	142
Capital lease contract due August 2029	18	—	18	17	—	17
1.50% Series B Convertible Senior Notes due December 2037 (a)	—	—	—	30	—	30
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,678	—	1,678	1,663	—	1,663
Total debt due within one year	2,695	97	2,792	1,942	97	2,039
Total long-term debt	$9,940	$724	$10,664	$10,756	$741	$11,497
_____________________
(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the Five-Year Revolving Credit Facility.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.  See Note 18—Condensed Consolidating Financial Information.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series C Convertible Senior Notes in December 2012.  At March 31, 2012, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending March 31,
2013	$2,728	$97	$2,825
2014	260	98	358
2015	1,336	373	1,709
2016	1,762	33	1,795
2017	175	35	210
Thereafter	6,377	185	6,562
Total debt, excluding unamortized discounts, premiums and fair value adjustments	12,638	821	13,459
Total unamortized discounts, premiums and fair value adjustments, net	(3)	—	(3)
Total debt	$12,635	$821	$13,456

Five-Year Revolving Credit Facility—We have a $2.0 billion revolving credit facility established by the Five-Year Revolving Credit Facility Agreement dated November 1, 2011 (the “Five-Year Revolving Credit Facility”).  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.13 percent to 0.33 percent, based on our Debt Rating, and was 0.275 percent at March 31, 2012.  At March 31, 2012, we had $24 million in letters of credit issued and outstanding, we had no borrowings outstanding, and we had $2.0 billion available borrowing capacity under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates as a lender in the senior and junior term loans with an aggregate commitment of $595 million.  At March 31, 2012, $910 million was outstanding under the TPDI Credit Facilities, of which $455 million was due to one of our subsidiaries and was eliminated in consolidation.  On March 31, 2012, the weighted-average interest rate was 2.1 percent.  See Note 12—Derivatives and Hedging.

At March 31, 2012, TPDI had an outstanding letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.  Additionally TPDI is required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the TPDI Credit Facilities.  TPDI had restricted cash investments of $26 million and $23 million at March 31, 2012 and December 31, 2011, respectively.

Aker Revolving Credit and Term Loan Facility—Aker Drilling has a credit facility established by the Revolving Credit and Term Loan Facility Agreement dated February 21, 2011 (the “Aker Revolving Credit and Term Loan Facility”), comprised of a $500 million revolving credit facility and a $400 million term loan, which is secured by Transocean Spitsbergen and Transocean Barents.  At March 31, 2012, aggregate borrowings of $570 million were outstanding under the Aker Revolving Credit and Term Loan Facility at a weighted-average interest rate of 3.0 percent.

Callable Bonds—Aker Drilling is the obligor on the FRN Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “FRN Callable Bonds”) and the 11% Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “11% Callable Bonds,” and together with the FRN Callable Bonds, the “Callable Bonds”), which are publicly traded on the Oslo Stock Exchange.  At March 31, 2012, the total aggregate principal amounts of the FRN Callable Bonds and the 11% Callable Bonds were NOK 940 million and NOK 560 million, equivalent to $165 million and $98 million, respectively, using an exchange rate of NOK 5.69 to US $1.00.  At March 31, 2012, the interest rate on the FRN Callable Bonds was 9.7 percent.  See Note 12—Derivatives and Hedging.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  At March 31, 2012, $190 million was outstanding under Tranche A at a weighted-average interest rate of 1.5 percent.  At March 31, 2012, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”), for which one of our subsidiaries provides 65 percent of the total commitment.  At March 31, 2012, $79 million was outstanding under the ADDCL Secondary Loan Facility, of which $51 million was due to one of our subsidiaries and has been eliminated in consolidation.  On March 31, 2012, the weighted-average interest rate was 3.6 percent.

ADDCL is required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the ADDCL Credit Facilities.  ADDCL had restricted cash investments of $30 million and $16 million at March 31, 2012 and December 31, 2011, respectively.

Eksportfinans Loans—The Eksportfinans Loans require cash collateral to remain on deposit at a financial institution (the “Aker Restricted Cash Investments”) through expiration.  The aggregate principal amount of the Aker Restricted Cash Investments was $857 million and $889 million at March 31, 2012 and December 31, 2011, respectively.

TPDI Notes—TPDI has issued promissory notes (the “TPDI Notes”) payable to its two shareholders, Quantum Pacific Management Limited (“Quantum”) and one of our subsidiaries, which have maturities through October 2019.  At March 31, 2012, the aggregate outstanding principal amount was $296 million, of which $148 million was due to one of our subsidiaries and has been eliminated in consolidation.  On March 31, 2012, the weighted-average interest rate was 2.7 percent.  See Note 15—Redeemable Noncontrolling Interest.

1.50% Series B and 1.50% Series C Convertible Senior Notes—Including amortization of the unamortized discount, the effective interest rates for the Series C Convertible Senior Notes was 5.28 percent.  At March 31, 2012, the remaining period over which the discount will be amortized is less than one year.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended March 31,
	2012	2011
Interest expense
Series B Convertible Senior Notes due 2037	$—	$20
Series C Convertible Senior Notes due 2037	21	20

The carrying amounts of the liability components of the outstanding Convertible Senior Notes were as follows (in millions):

	March 31, 2012			December 31, 2011
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series B Convertible Senior Notes due 2037	$—	$—	$—	$30	$—	$30
Series C Convertible Senior Notes due 2037	1,722	(44)	1,678	1,722	(59)	1,663

The carrying amounts of the equity components of the outstanding Convertible Senior Notes were as follows (in millions):

	March 31, 2012	December 31, 2011
Carrying amount of equity component
Series B Convertible Senior Notes due 2037	$—	$4
Series C Convertible Senior Notes due 2037	276	276

In February 2012, we redeemed the remaining $30 million of aggregate principal amount of our Series B Convertible Senior Notes for an aggregate cash payment of $30 million.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Derivatives and Hedging

Derivatives designated as hedging instruments—Two of our wholly owned subsidiaries have entered into interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5% Notes due February 2013, the 5.25% Senior Notes due March 2013 and the 4.95% Senior Notes due November 2015.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset changes in the fair value of the hedged fixed-rate notes.  Through the stated maturities of the interest rate swaps, we receive semi-annual interest at a fixed rate equal to that of the underlying debt instrument and pay variable interest semi-annually at three-month London Interbank Offered Rate plus a margin.

TPDI has entered into interest rate swaps, which have been designated and qualify as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities through December 31, 2014.  The aggregate notional amount corresponds with the aggregate outstanding amount of the borrowings under the TPDI Credit Facilities.

Aker Drilling has entered into cross-currency interest rate swaps, which have been designated and qualify as a cash flow hedge, to reduce the variability of cash interest payments and the final principal payment, due at maturity in February 2016, associated with the changes in the U.S. dollar to Norwegian kroner exchange rate.  The aggregate notional amount corresponds with the aggregate outstanding amount of the 11% Callable Bonds.

At March 31, 2012, the aggregate notional amounts and the weighted average interest rates associated with our interest rate derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Aggregate notional amount	Weighted average variable rate	Weighted average fixed rate
Interest rate swaps, fair value hedges	$1,400	3.7%	5.1%
Interest rate swaps, cash flow hedges	438	0.5%	2.3%

At March 31, 2012, the aggregate notional amounts and weighted average interest rates associated with our cross-currency derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Pay		Receive
	Notional amount	Weighted average fixed rate	Notional amount		Weighted average fixed rate
Cross-currency swaps, cash flow hedges	$102	8.9%	NOK	560	11%

The effect on our condensed consolidated statements of operations resulting from changes in the fair values of derivatives designated as cash flow hedges was as follows (in millions):

		Three months ended March 31,
	Statement of operations classification	2012	2011
Loss associated with effective portion	Interest expense, net of amounts capitalized	$2	$2
Gain associated with ineffective portion	Interest expense, net of amounts capitalized	(1)	—
Gain associated with effective portion	Other, net	(5)	—

The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	March 31, 2012	December 31, 2011
Interest rate swaps, fair value hedges	Other current assets	$14	$5
Interest rate swaps, fair value hedges	Other assets	21	31
Interest rate swaps, cash flow hedges	Other current liabilities	1	—
Interest rate swaps, cash flow hedges	Other long-term liabilities	16	16
Cross-currency swaps, cash flow hedges	Other current assets	1	—
Cross-currency swaps, cash flow hedges	Other long-term liabilities	2	7

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Derivatives not designated as hedging instruments—We have certain derivatives not designated as hedging instruments that we assumed in connection with our acquisition of Aker Drilling for which we receive interest at a fixed rate and we pay interest at a variable rate.  At March 31, 2012, the aggregate notional amounts and the weighted average interest rates associated with our interest rate derivatives not designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Aggregate notional amount	Weighted average variable rate	Weighted average fixed rate
Interest rate swaps not designated as hedging instruments	$241	0.5%	4.2%

The effect on our condensed consolidated statements of operations resulting from changes in the fair values of derivatives not designated as hedging instruments was as follows (in millions):

		Three months ended March 31,
	Statement of operations classification	2012	2011
Interest rate swaps not designated as hedging instruments	Interest expense, net of amounts capitalized	$1	$—

The balance sheet classification and aggregate carrying amount of our derivatives not designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	March 31, 2012	December 31, 2011
Interest rate swaps not designated as hedging instruments	Other long-term liabilities	$13	$15

Note 13—Postemployment Benefit Plans

We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees, including certain frozen plans, assumed in connection with our mergers, that cover certain current employees and certain former employees and directors of our predecessors (the “U.S. Plans”).  We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover our employees in those areas (the “Non-U.S. Plans”).  Additionally, we offer several unfunded contributory and noncontributory other postretirement employee benefit plans covering substantially all of our U.S. employees (the “OPEB Plans”).

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended March 31, 2012				Three months ended March 31, 2011
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$12	$7	$—	$19	$11	$5	$—	$16
Interest cost	14	5	1	20	14	5	1	20
Expected return on plan assets	(15)	(5)	—	(20)	(16)	(5)	—	(21)
Settlements and curtailments	2	—	—	2	—	—	—	—
Actuarial losses, net	10	1	—	11	6	—	—	6
Prior service cost, net	—	—	—	—	—	—	—	—
Transition obligation, net	—	—	—	—	—	—	—	—
Net periodic benefit costs	$23	$8	$1	$32	$15	$5	$1	$21

Funding contributions	$3	$8	$1	$12	$13	$7	$1	$21

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

We are currently unable to estimate the full impact the Macondo well incident will have on us.  We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  As of March 31, 2012, we have recognized a liability for such loss contingencies in the amount of $1.2 billion.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which we do not believe a reasonable estimate can be made.  These contingencies could increase the liabilities we ultimately recognize.  As of March 31, 2012, we have also recognized an asset of $222 million associated with the portion of our estimated losses that we believe is recoverable from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, we are not currently able to estimate the amount of such additional recoverable amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident, and the resulting liabilities could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  As of December 31, 2011, the amount of the estimated liability was $1.2 billion, and the estimated recoverable amount was $220 million.

Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  The first phase of a three-phase trial was scheduled to commence on March 5, 2012.  However, on March 2, 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement has resulted in the trial being stayed until the court has issued an order outlining a new trial plan.  BP has disclosed that (a) the BP/PSC Settlement is subject to a final written agreement and court approvals, (b) the proposed settlement provides that to the extent provided by law, BP will assign to the PSC certain of its claims, rights and recoveries against us for damages with protections such that the PSC is barred from collecting any amounts from us unless it is finally determined that we cannot recover such amounts from BP, and (c) BP will have the right to approve any settlement between us and the PSC.  We are unable to predict the form of the new trial plan or when trial will commence.  Further, there can be no assurance as to the outcome of the trial, that the trial will proceed according to a new proposed schedule, that we will not enter into a settlement as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlement.

In April 2011, several defendants in the Macondo well litigation before the Multi-District Litigation Panel (the “MDL”) filed cross-claims or third-party claims against us and certain of our subsidiaries, and other defendants.  BP filed a claim seeking contribution under the Oil Pollution Act of 1990 (“OPA”) and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owns a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  As part of the BP/PSC Settlement, one or more of these claims against us and certain of our subsidiaries may be assigned to the PSC.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims for indemnity and contribution.

On April 20, 2011, we filed cross-claims and counter-claims against BP, Halliburton, Cameron, Anadarko, MOEX, certain of these parties’ affiliates, the U.S. and certain other third parties.  We seek indemnity, contribution (including contribution under OPA), and subrogation under OPA, and we have asserted claims for breach of warranty of workmanlike performance, strict liability for manufacturing and design defect, breach of express contract, and damages for the difference between the fair market value of Deepwater Horizon and the amount received from insurance proceeds.  We are not pursuing arbitration on the key contractual issues with BP; instead, we are relying on the court to resolve the disputes.  With regard to the U.S., we are not currently seeking recovery of monetary damages, but rather a declaration regarding relative fault and contribution via credit, setoff, or recoupment.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Insurance coverage—In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our excess liability insurance program.  In response, many of our insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligation to the operator.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  We, Anadarko and MOEX each have entered into the declaratory judgment actions.  The actions have been transferred to the MDL for discovery purposes in the MDL Court.  On November 15, 2011, the court ruled that coverage rights are limited to the scope of Transocean’s indemnity of BP in the drilling contract.  A final judgment has been entered, and BP has filed a notice of appeal.  While we cannot predict when the appellate court will hear arguments, or the outcome of the appeal, briefs are due by May 7, 2012 and responses are due by June 6, 2012.

At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, exclusive of a $15 million deductible and a $50 million self-insured layer through our wholly owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  The $250 million fifth layer contained different contractual terms, compared to the first four layers, with regard to additional insured status, such that we believe with reasonable certainty that BP, Anadarko and MOEX do not have contractual right to additional insured status under that layer of our insurance program.

Additionally, our first layer of excess insurers filed interpleader actions on June 17, 2011.  The insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In these actions, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties to the suits have executed a protocol, and claims have been submitted to the court for review.  The parties to the interpleaders have agreed to a protocol to facilitate the reimbursement and funding of settlements of personal injury and fatality claims of our crew and vendors using insurance funds.  To date, no payments have yet been received.

Litigation—As of March 31, 2012, 373 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of March 31, 2012, we have been named, along with other unaffiliated defendants, in 19 complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Per the order of the MDL, these claims have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP, MI-SWACO, Weatherford Ltd. and Cameron and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of March 31, 2012, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 139 individual complaints as well as 185 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  These actions have been transferred to the MDL.  See “—Contractual indemnity.”

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Federal securities claims—Two federal securities law class actions were pending in the U.S. District Court, Southern District of New York, naming us and certain of our officers and directors as defendants.  One of these actions, which was dismissed on March 20, 2012, generally alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5, as promulgated under the Exchange Act, and Section 20(a) of the Exchange Act in connection with the Macondo well incident.  The plaintiffs sought awards of unspecified economic damages, including damages resulting from the decline in our stock price after the Macondo well incident.  The plaintiffs could file an appeal to the dismissal of this action.  The other action, which is still pending, was filed by a former GlobalSantaFe Corporation shareholder, alleging that the proxy statement related to our shareholder meeting in connection with our merger with GlobalSantaFe Corporation violated Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that GlobalSantaFe Corporation shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks rescission and compensatory damages.  The defendants filed a motion to dismiss the claim, but on March 30, 2012, the court denied defendant’s motion.  Defendants have the ability to appeal the ruling but have not yet done so.  A pretrial scheduling conference is set for May 17, 2012, at which time discovery and motion practice deadlines will be established.

Other federal statutes—Several of the claimants have made assertions under the statutes, including the Clean Water Act, the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Air Act, the Comprehensive Environmental Response Compensation and Liability Act and the Emergency Planning and Community Right-to-Know Act.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed by our shareholders naming us as a nominal defendant and certain of our officers and directors as defendants in the District Courts of the State of Texas.  The first case generally alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident and the other generally alleges breach of fiduciary duty, unjust enrichment and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking, on behalf of us, restitution and disgorgement of all profits, benefits and other compensation from the defendants.  Under current schedule orders, an amended consolidated complaint must be filed by the plaintiffs by June 5, 2012.

Government claims—On December 15, 2010, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under OPA and the Clean Water Act, including claims for per barrel civil penalties of up to $1,100 per barrel or up to $4,300 per barrel if gross negligence or willful misconduct is established, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The U.S. government has estimated that up to 4.1 million barrels of oil were discharged and subject to penalties.  The complaint asserts that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  On December 6, 2011, the DOJ filed a motion for partial summary judgment seeking a ruling that we were jointly and severely liable under OPA, and liable for civil penalties under the Clean Water Act, for all of the discharges from the Macondo well on the theory that discharges not only came from the well but also from the blowout preventer and riser, appurtenances of Deepwater Horizon.

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

The DOJ is also conducting a criminal investigation into the Macondo well incident.  On March 7, 2011, the DOJ announced the formation of a new task force to lead the criminal investigation.  The task force served us with informal requests for documents in March 2011, and a grand jury issued a subpoena requesting documents from us on April 13, 2011.  We have had a number of communications with the task force since that time, and the task force has made informal requests for additional information from us from time to time.  The task force is investigating possible violations by us and certain unaffiliated parties of the Clean Water Act, the Migratory Bird Treaty Act, the Refuse Act, the Endangered Species Act, and the Seaman’s Manslaughter Act, among other federal statutes, and possible criminal liabilities including fines under those statutes and under the Alternative Fines Act.  Under the Alternatives Fines Act, a corporate defendant convicted of a criminal offense may be subject to a fine in the amount of twice the gross pecuniary loss suffered by third parties as a result of the offense.  If we are charged with or convicted of certain criminal environmental offenses, we may be subject to suspension or debarment as a contractor or subcontractor on certain government contracts, including leases.

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

Additionally, suits have been filed by the State of Alabama and the cities of Greenville, Evergreen, Georgiana and McKenzie, Alabama in the U.S. District Court, Middle District of Alabama; the Mexican States of Veracruz, Quintana Roo and Tamaulipas in the U.S. District Court, Western District of Texas; and the City of Panama City Beach, Florida in the U.S. District Court, Northern District of Florida.  Suits were also filed by the City of New Orleans, by and on behalf of multiple Parishes, and by or on behalf of the Town of Grand Isle, Grand Isle Independent Levee District, the Town of Jean Lafitte, the Lafitte Area Independent Levee District, the City of Gretna, the City of Westwego, and the City of Harahan in the MDL Court.  Additional suits were filed by or on behalf of other Parishes in the respective Parish courts and were removed to federal court.  A local government master complaint also was filed in which cities, municipalities, and other local government entities can and have joined.  Generally, these governmental entities allege economic losses under OPA and other statutory environmental state claims and also assert various common law state claims.  The claims have been centralized in the MDL and will proceed in accordance with the MDL scheduling order.  The city of Panama City Beach’s claim was voluntarily dismissed.

On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is preempted by maritime law, notwithstanding OPA’s savings provisions.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties.  Certain Louisiana parishes have appealed portions of this ruling, and briefs are due by May 14, 2012 and responses are due by June 13, 2012.

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

Wreck removal—By letter dated December 6, 2010, the U.S. Coast Guard requested us to formulate and submit a comprehensive oil removal plan to remove any diesel fuel contained in the sponsons and fuel tanks that can be recovered from Deepwater Horizon. We have conducted a survey of the rig wreckage and have confirmed that no diesel fuel remains on the rig.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our remaining excess liability limits.  The U.S. Coast Guard has not requested that we remove the rig wreckage from the sea floor.

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

Other legal proceedings

Brazil Frade field incident—On or about November 7, 2011, oil was released from fissures in the ocean floor in the vicinity of a development well being drilled by Chevron off the coast of Rio de Janeiro in the Frade field with Sedco 706.  The release was ultimately controlled, the well was plugged, and the released oil is being contained by Chevron.

On March 15, 2012, Chevron publicly announced that it had identified a new sheen in Frade field whose source was determined to be seepage from an 800-meter fissure 3 kilometers away from the location of the November incident.  Chevron and the Brazilian National Agency of Petroleum have publicly stated that, while further studies are being conducted, the new seepage, which is estimated by Chevron at five liters, appears to be unrelated to the November incident.

On or about December 13, 2011, a federal prosecutor in the town of Campos in Rio de Janeiro State filed a civil public action against Chevron and us seeking BRL 20.0 billion, equivalent to approximately $11.0 billion, and seeking a preliminary and permanent injunction preventing Chevron and us from operating in Brazil.  The prosecutor amended the requested injunction on December 15, 2011, to seek to prevent Chevron and us from conducting extraction or transportation activities in Brazil and to seek to require Chevron to stop the release and remediate its effects.  On January 11, 2012, a judge of the federal court in Campos issued an order finding that the case should be transferred to the federal court in Rio de Janeiro.  The prosecutor has appealed this jurisdictional decision, and that appeal remains pending.  On February 24, 2012, the court in Rio de Janeiro issued an order denying the federal prosecutor’s request for a preliminary injunction.  On March 27, 2012, the federal prosecutor filed an appeal of that denial, citing the new March 2012 seepage as a reason to overrule the decision denying the preliminary injunction.  On March 30, 2012, the appellate court issued a decision denying the federal prosecutor’s appeal and upholding the trial court’s decision to deny the preliminary injunction.  On March 28, 2012, the original trial court complaint was served on us.  The lawsuit will continue in the trial court, and there remains a risk that Brazilian authorities could temporarily or permanently enjoin us from further operations in Brazil.

On December 21, 2011, a federal police marshal investigating the release filed a report with the federal court in Rio de Janeiro State recommending the indictment of Chevron, us, and 17 individuals, five of whom are our employees.  The report recommended indictment on four counts, three alleging environmental offenses and one alleging false statements by Chevron in connection with its cleanup efforts.  The federal court in Rio de Janeiro State forwarded the report to the federal court in Campos for a decision on the proper jurisdiction for the matter.  On March 16, 2012, the Campos federal prosecutor sought and obtained from a special duty judge in Rio de Janeiro injunctions against the 17 individuals preventing them from leaving the country without court permission and requiring the Campos court to obtain their passports.  On March 21, 2012, the Campos prosecutor issued the recommended indictments against the two companies and the 17 individuals.  The prosecutor requested that the defendants be enjoined from disposing of property and that bail be set at BRL 10 million for the companies and BRL 1 million for the individuals.  The indictments must be approved by a court of competent jurisdiction to become effective.  As of March 31, 2012, the court has not yet approved the indictments.

On March 27, 2012, the union of oil industry workers in Brazil, Federacao Unica dos Petroleiros (“FUP”), filed a civil lawsuit in federal court in Rio de Janeiro against Chevron and us seeking revocation of Chevron's and our contracts and permits in Brazil.  The lawsuit also seeks unspecified damages.  FUP does not represent our workers.  As of March 31, 2012, we had not yet been served with this lawsuit.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The drilling services and charter contracts between Chevron and us provide, among other things, for Chevron to indemnify and defend us for claims based on pollution or contamination originating from below the surface of the water, including claims for control or removal or property loss or damage, including but not limited to third-party claims and liabilities, with an excludable amount of $250,000 per occurrence if the claim arises from our negligence.  We have submitted a claim for indemnity and defense to Chevron under these contracts.  Chevron has responded that our request is premature, and has requested that we confirm our intent to indemnify and defend Chevron regarding alleged violations of safety regulations aboard Sedco 706 that have resulted in the issuance of notices of infractions and any other claims or liabilities that may fall within our legal obligations.  Discussions between Chevron and us are ongoing.

We intend to defend vigorously against any claims that are brought based on the incident.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See Note 19—Subsequent Events

Asbestos Litigation–In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  Each individual plaintiff was subsequently required to file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  The amended complaints resulted in one of our subsidiaries being named as a direct defendant in seven cases.  As a result of the acquisition of GlobalSantaFe Corporation, we are defending an additional seven cases.  We have or may have an indirect interest in an additional 12 cases, for a total of 26 cases of interest.  The complaints generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  All of these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the court to reside over all the cases, and none of the seven cases in which we are a named defendant have been scheduled for trial or pre-trial discovery.  The preliminary information available on these claims is not sufficient to determine if there is an identifiable period for alleged exposure to asbestos, whether any asbestos exposure in fact occurred, the vessels potentially involved in the claims, or the basis on which the plaintiffs would support claims that their injuries were related to exposure to asbestos.  However, the initial evidence available would suggest that we would have significant defenses to liability and damages.  None of our companies have manufactured or distributed drilling mud or additives for same, and the handling of such additives by one of our employees would be a relatively infrequent occurrence that likely would have involved a non-asbestos product.  In 2011, the Special Master issued a ruling that a Jones Act employer defendant, such as us, cannot be sued for punitive damages, and we expect this ruling to apply to each of our seven cases.  To date, seven of the 769 cases have gone to trial against defendants who allegedly manufactured or distributed drilling mud additives.  None of these cases have involved an individual Jones Act employer, and we have not been a defendant in any of these cases.  Two of the cases resulted in defense verdicts, and one case ended with a hung jury.  Four cases resulted in verdicts for the plaintiff.  Because the jury awarded punitive damages, two of these cases resulted in a substantial verdict in favor of the plaintiff; however both of these verdicts have since been vacated by the trial court.  One was vacated on the basis that the plaintiff failed to meet its burden of proof.  While the court’s decision is consistent with our general evaluation of the strength of these cases, it is currently being reviewed on appeal.  The second plaintiff verdict was vacated because the presiding judge was removed from hearing any asbestos cases due to a conflict of interest.  The two remaining plaintiff verdicts are under appeal by the defendants.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly as the beneficiary of a qualified settlement fund, funding from settlements with insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers, and funds received from the commutation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2012, the subsidiary was a defendant in approximately 990 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 2,158 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990.  Through March 31, 2012, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of approximately $196 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  As of March 31, 2012, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Contamination litigation

On July 11, 2005, one of our subsidiaries was served with a lawsuit filed on behalf of three landowners in Louisiana in the 12th Judicial District Court for the Parish of Avoyelles, State of Louisiana.  The lawsuit named 19 other defendants, all of which were alleged to have contaminated the plaintiffs’ property with naturally occurring radioactive material, produced water, drilling fluids, chlorides, hydrocarbons, heavy metals and other contaminants as a result of oil and gas exploration activities.  Experts retained by the plaintiffs issued a report suggesting significant contamination in the area operated by the subsidiary and another codefendant (the “Co-Defendant”), and claimed that over $300 million would be required to properly remediate the contamination.  The experts retained by the defendants conducted their own investigation and concluded that the remediation costs would amount to no more than $2.5 million.  The Co-Defendant settled the actions with the three landowners (the “Settlement”).  The Co-Defendant subsequently filed suit in 2008 against the subsidiary and certain of its insurers in the Court of Avoyelles Parish to determine their liability for the Settlement.

On March 11, 2010, the Co-Defendant filed a motion for leave to amend the pending litigation in Avoyelles Parish to add GlobalSantaFe Corporation, Transocean Worldwide Inc., its successor, and two other subsidiaries under the “single business enterprise” doctrine contained in Louisiana law, as well as various additional insurers.  The single business enterprise doctrine is similar to corporate veil piercing doctrines.  A subsequent amendment added a claim for abuse of process under Louisiana law for an earlier bankruptcy filed by the subsidiary in Delaware, which was ultimately dismissed by a bankruptcy court and various other actions undertaken by our subsidiary, GlobalSantaFe Corporation and Transocean Worldwide Inc.

A scheduling order has been entered in the Avoyelles Parish lawsuit and a jury trial is set on these matters for September 17, 2012.  Discovery is ongoing.  The subsidiary has filed a motion for summary judgment for defense costs against various insurers, and the motion is set for hearing on April 23, 2012.

We believe that the legal theories advanced by the Co-Defendant should not be applied against the subsidiary, GlobalSantaFe Corporation or Transocean Worldwide Inc. and the two other subsidiaries.  We intend to continue to vigorously defend against any action taken in an attempt to impose liability under the theories discussed above or otherwise and believe there are good and valid defenses thereto.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect them to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Retained risk

Our hull and machinery and excess liability insurance program consists of commercial market and captive insurance policies.  We periodically evaluate our insurance limits and self-insured retentions.  As of March 31, 2012, the insured value of our drilling rig fleet was approximately $36.0 billion, excluding our rigs under construction.

Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $250 million per policy period.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have additional coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our remaining excess liability coverage described below.  However, we generally retain the risk for all hull and machinery exposures for our Standard Jackups and swamp barge, which are self-insured through our wholly owned captive insurance company.

We carry $793 million of commercial market excess liability coverage, exclusive of the deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on crew personal injury liability and on collision liability claims and (2) a separate $5 million per occurrence deductible on other third-party non-crew claims.  Through our wholly owned captive insurance company, we have retained the risk of the primary $50 million excess liability coverage, along with $157 million of the excess liability coverage, of which we have re-insured $25 million in the commercial market.  In addition, we generally retain the risk for any liability losses in excess of $1.0 billion.

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

We have elected to self-insure operators extra expense coverage for ADTI and for the operations of our former oil and gas properties reporting unit (see Note 8—Discontinued Operations).  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of a contractually agreed amount, generally $50 million.

We generally do not have commercial market insurance coverage for loss of revenue, unless it is contractually required, or for physical damage losses, including liability for wreck removal expenses, to our fleet caused by named windstorms in the U.S. Gulf of Mexico and war perils worldwide.

Letters of credit and surety bonds

We had letters of credit outstanding totaling $653 million and $650 million at March 31, 2012 and December 31, 2011, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations.  Included in the letters of credit outstanding at March 31, 2012 was a $60 million letter of credit issued under an uncommitted credit facility that has been established by one of our subsidiaries for TPDI to satisfy its liquidity requirements under the TPDI Credit Facilities (see Note 11—Debt).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  We had outstanding surety bonds totaling $12 million at March 31, 2012 and December 31, 2011.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15—Redeemable Noncontrolling Interest

Quantum owns the 50 percent interest in TPDI that is not owned by us and has the unilateral right, pursuant to a put option agreement, to exchange its interest in TPDI for our shares or cash, at its election, at an amount based on an appraisal of the fair value of the drillships that are owned by TPDI, subject to certain adjustments.  Accordingly, we present Quantum’s interest as redeemable noncontrolling interest on our condensed consolidated balance sheets.  Changes in redeemable noncontrolling interest were as follows (in millions):

	Three months ended March 31,
	2012	2011
Redeemable noncontrolling interest
Balance, beginning of period	$116	$25
Net income attributable to noncontrolling interest	22	28
Other comprehensive loss attributable to noncontrolling interest	—	4
Balance, end of period	$138	$57

On February 29, 2012, Quantum exercised its rights under the put option agreement, and on March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI’s indebtedness.  Quantum has the right, prior to closing of this exchange, to change its election to cash, net of Quantum’s share of TPDI’s indebtedness.  Therefore, we have continued to present Quantum’s interest as redeemable noncontrolling interest on our condensed consolidated balance sheets.

Note 16—Shareholders’ Equity

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On March 21, 2012, we paid the final installment in the amount of $278 million to shareholders of record as of February 24, 2012.

Shares held by subsidiary—In December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  Our subsidiary held approximately 12 million shares at March 31, 2012 and December 31, 2011.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three months ended March 31, 2012
	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total
Balance, beginning of period	$(501)	$7	$(2)	$(496)
Other comprehensive loss attributable to controlling interest	(18)	(1)	—	(19)
Balance, end of period	$(519)	$6	$(2)	$(515)

	Three months ended March 31, 2011
	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total
Balance, beginning of period	$(335)	$5	$(2)	$(332)
Other comprehensive loss attributable to controlling interest	(2)	(1)	—	(3)
Balance, end of period	$(337)	$4	$(2)	$(335)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$3,982	$3,982	$4,017	$4,017
Accounts receivable	2,238	2,238	2,176	2,176
Notes receivable and working capital loan receivable	129	129	139	139
Restricted cash investments	913	959	928	975
Long-term debt, including current maturities	12,635	13,800	12,698	13,074
Long-term debt of consolidated variable interest entities, including current maturities	821	821	838	838
Derivative instruments, assets	36	36	36	36
Derivative instruments, liabilities	32	32	38	38

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

Notes receivable and working capital loan receivable—The aggregate carrying amount represents the amortized cost of our investments, which approximates the estimated fair value.  We measured the estimated fair value using significant unobservable inputs, representing a Level 3 fair value measurement, including the credit ratings of the borrowers.  At March 31, 2012, the aggregate carrying amount of our notes receivable and working capital loan receivable was $129 million, including $26 million and $103 million recorded in other current assets and other assets, respectively.  At December 31, 2011, the aggregate carrying amount of our notes receivable and working capital loan receivable was $139 million, including $37 million and $102 million recorded in other current assets and other assets, respectively.

Restricted cash investments—The carrying amount of the Aker Restricted Cash Investments represents the amortized cost of our investment, which was at $857 million and $889 million at March 31, 2012 and December 31, 2011, respectively.  We measured the estimated fair value of the Aker Restricted Investments using significant other observable inputs, representing a Level 2 fair value measurement.  The estimated fair value of the Aker Restricted Cash Investments was $897 million and $930 million at March 31, 2012 and December 31, 2011, respectively.

The aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities and the ADDCL Credit Facilities approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  The aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities and the ADDCL Credit Facilities was $56 million and $39 million at March 31, 2012 and December 31, 2011, respectively.

Debt—The aggregate carrying amount of our fixed-rate debt was $11.9 billion at March 31, 2012 and December 31, 2011.  We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  The aggregate estimated fair value of our fixed-rate debt was $13.1 billion and $12.2 billion at March 31, 2012 and December 31, 2011, respectively.

The aggregate carrying amount of our variable-rate debt approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayment.  We measured the estimated fair value of our variable-rate debt using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  The aggregate carrying amount of our variable-rate debt was $746 million and $761 million at March 31, 2012 and December 31, 2011, respectively.

Debt of consolidated variable interest entities—The aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayments.  We measured the estimated fair value of the debt of our consolidated variable interest entities using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  The aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities was $821 million and $838 million at March 31, 2012 and December 31, 2011, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Derivative instruments—The aggregate carrying amount of our derivative instruments represents the estimated fair value, measured using significant other observable inputs, representing a Level 2 fair value measurement, including the interest rates and terms of the instruments.

Note 18—Condensed Consolidating Financial Information

Transocean Inc., a wholly owned subsidiary of Transocean Ltd., is the issuer of certain notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the Five-Year Revolving Credit Facility.  Transocean Ltd.’s guarantee of debt securities of Transocean Inc. is full and unconditional.  Transocean Ltd. is not subject to any significant restrictions on its ability to obtain funds by dividends, loans or capital distributions from its consolidated subsidiaries.

The following tables present condensed consolidating financial information for (a) Transocean Ltd. (the “Parent Guarantor”), (b) Transocean Inc. (the “Subsidiary Issuer”), and (c) the other direct and indirect wholly owned and partially owned subsidiaries of the Parent Guarantor (the “Other Subsidiaries”), none of which guarantee any indebtedness of the Subsidiary Issuer.  The tables also include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis.  The following condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the subsidiaries operated as independent entities (in millions):

	Three months ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$2,336	$(5)	$2,331
Cost and expenses	11	1	1,823	(5)	1,830
Loss on impairment	—	—	(227)	—	(227)
Loss on disposal of assets, net	—	—	(4)	—	(4)
Operating income (loss)	(11)	(1)	282	—	270

Other income (expense), net
Interest expense, net	(3)	(134)	(28)	—	(165)
Equity in earnings	56	202	—	(258)	—
Other, net	—	(9)	2	—	(7)
	53	59	(26)	(258)	(172)
Income from continuing operations before income tax expense	42	58	256	(258)	98
Income tax expense	—	—	24	—	24
Income from continuing operations	42	58	232	(258)	74
Loss from discontinued operations, net of tax	—	—	(15)	—	(15)

Net Income	42	58	217	(258)	59
Net income attributable to noncontrolling interest	—	—	17	—	17
Net income attributable to controlling interest	42	58	200	(258)	42

Other comprehensive loss before income taxes	(4)	(8)	(4)	—	(16)
Income taxes related to other comprehensive loss	—	—	(3)	—	(3)
Other comprehensive loss, net of income taxes	(4)	(8)	(7)	—	(19)

Total comprehensive income	38	50	210	(258)	40
Total comprehensive income attributable to noncontrolling interest	—	—	17	—	17
Total comprehensive income attributable to controlling interest	$38	$50	$193	$(258)	$23

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended March 31, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$2,148	$(4)	$2,144
Cost and expenses	10	1	1,773	(4)	1,780
Gain on disposal of assets, net	—	—	8	—	8
Operating income (loss)	(10)	(1)	383	—	372

Other income (expense), net
Interest income (expense), net	—	(131)	1	—	(130)
Equity in earnings	320	479	2	(799)	2
Other, net	—	(23)	24	—	1
	320	325	27	(799)	(127)
Income from continuing operations before income tax expense	310	324	410	(799)	245
Income tax expense	—	—	81	—	81
Income from continuing operations	310	324	329	(799)	164
Income from discontinued operations, net of tax	—	—	176	—	176

Net income	310	324	505	(799)	340
Net income attributable to noncontrolling interest	—	—	30	—	30
Net income attributable to controlling interest	310	324	475	(799)	310

Other comprehensive income (loss) before income taxes	(3)	(5)	11	—	3
Income taxes related to other comprehensive loss	—	—	(2)	—	(2)
Other comprehensive income (loss), net of income taxes	(3)	(5)	9	—	1

Total comprehensive income	307	319	514	(799)	341
Total comprehensive income attributable to noncontrolling interest	—	—	34	—	34
Total comprehensive income attributable to controlling interest	$307	$319	$480	$(799)	$307

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Assets
Cash and cash equivalents	$5	$2,185	$1,792	$—	$3,982
Other current assets	10	877	4,290	(1,486)	3,691
Total current assets	15	3,062	6,082	(1,486)	7,673

Property and equipment, net	1	—	22,322	—	22,323
Goodwill	—	—	3,087	—	3,087
Investment in affiliates	16,560	27,782	—	(44,342)	—
Other assets	—	1,642	17,605	(17,615)	1,632
Total assets	16,576	32,486	49,096	(63,443)	34,715

Liabilities and equity
Debt due within one year	—	2,185	607	—	2,792
Other current liabilities	17	428	4,013	(1,486)	2,972
Total current liabilities	17	2,613	4,620	(1,486)	5,764

Long-term debt	790	13,626	13,863	(17,615)	10,664
Other long-term liabilities	31	467	1,928	—	2,426
Total long-term liabilities	821	14,093	15,791	(17,615)	13,090

Commitments and contingencies	—	—	—	—	—
Redeemable noncontrolling interest	—	—	138	—	138

Total equity	15,738	15,780	28,547	(44,342)	15,723
Total liabilities and equity	$16,576	$32,486	$49,096	$(63,443)	$34,715

	December 31, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Assets
Cash and cash equivalents	$3	$2,793	$1,221	$—	$4,017
Other current assets	8	784	4,493	(1,693)	3,592
Total current assets	11	3,577	5,714	(1,693)	7,609

Property and equipment, net	1	—	22,528	—	22,529
Goodwill	—	—	3,205	—	3,205
Investment in affiliates	16,503	27,582	—	(44,085)	—
Other assets	—	1,368	17,908	(17,531)	1,745
Total assets	16,515	32,527	49,355	(63,309)	35,088

Liabilities and equity
Debt due within one year	—	1,693	346	—	2,039
Other current liabilities	294	367	4,351	(1,693)	3,319
Total current liabilities	294	2,060	4,697	(1,693)	5,358

Long-term debt	495	14,308	14,225	(17,531)	11,497
Other long-term liabilities	25	439	1,962	—	2,426
Total long-term liabilities	520	14,747	16,187	(17,531)	13,923

Commitments and contingencies
Redeemable noncontrolling interest	—	—	116	—	116

Total equity	15,701	15,720	28,355	(44,085)	15,691
Total liabilities and equity	$16,515	$32,527	$49,355	$(63,309)	$35,088

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(15)	$(114)	$669	$—	$540

Cash flows from investing activities
Capital expenditures	—	—	(260)	—	(260)
Proceeds from disposal of assets, net	—	—	41	—	41
Investing activities with affiliates, net	—	(283)	183	100	—
Other, net	—	10	2	—	12
Net cash provided by (used in) investing activities	—	(273)	(34)	100	(207)

Cash flows from financing activities
Repayments of debt	—	(29)	(118)	—	(147)
Proceeds from restricted cash investments	—	—	108	—	108
Deposits to restricted cash investments	—	—	(42)	—	(42)
Distribution of qualifying additional paid-in capital	(278)	—	—	—	(278)
Financing activities with affiliates, net	295	(183)	(12)	(100)	—
Other, net	—	(9)	—	—	(9)
Net cash provided by (used in) financing activities	17	(221)	(64)	(100)	(368)

Net increase (decrease) in cash and cash equivalents	2	(608)	571	—	(35)
Cash and cash equivalents at beginning of period	3	2,793	1,221	—	4,017
Cash and cash equivalents at end of period	$5	$2,185	$1,792	$—	$3,982

	Three months ended March 31, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(13)	$(77)	$480	$—	$390

Cash flows from investing activities
Capital expenditures	—	—	(240)	—	(240)
Proceeds from disposal of assets, net	—	—	13	—	13
Proceeds from disposal of discontinued operations, net	—	—	259	—	259
Investing activities with affiliates, net	—	(21)	(509)	530	—
Other, net	—	—	(6)	—	(6)
Net cash provided by (used in) investing activities	—	(21)	(483)	530	26

Cash flows from financing activities
Changes in short-term borrowings, net	—	51	—	—	51
Proceeds from debt	—	5	—	—	5
Repayments of debt	—	(12)	(35)	—	(47)
Financing activities with affiliates, net	—	509	21	(530)	—
Other, net	—	(7)	—	—	(7)
Net cash provided by (used in) financing activities	—	546	(14)	(530)	2

Net increase (decrease) in cash and cash equivalents	(13)	448	(17)	—	418
Cash and cash equivalents at beginning of period	38	2,041	1,315	—	3,394
Cash and cash equivalents at end of period	$25	$2,489	$1,298	$—	$3,812

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 19—Subsequent Events

Norway tax investigations—In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary on the same matter, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.

Discontinued operations—Subsequent to March 31, 2012, we completed the sale of the assets of Challenger Minerals Inc.

Dispositions—Subsequent to March 31, 2012, we completed the sales of Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer.

Assets held for sale—Subsequent to March 31, 2012, we entered into an agreement to sell the Standard Jackup GSF Adriatic II, and we reclassified the drilling unit and related equipment, having an aggregate carrying amount of $54 million, to assets held for sale.

Aker Term Loan Facility—Subsequent to March 31, 2012, we prepaid $115 million of borrowings under the Aker Term Loan Facility.

Brazil Frade field incident—On April 3, 2012 the same federal prosecutor who filed the original civil public action filed a new civil lawsuit against Chevron and us in federal court in Campos.  The lawsuit cites the March 2012 seepage and seeks a broad injunction against Chevron and us to prevent them from doing business in Brazil and from removing property or profits from Brazil.  The lawsuit also seeks approximately $11.0 billion in damages from Chevron and us.

On April 16, 2012, the Campos court issued an order stating that it did not have jurisdiction in this matter and transferred the cases to the court in Rio de Janeiro.

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
▪
tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Norway and the United States (“U.S”).,

▪
legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters,

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2011,
▪	the adequacy of and access to sources of liquidity,
▪	our inability to obtain contracts for our rigs that do not have contracts,
▪	our inability to renew contracts at comparable dayrates,
▪	operational performance,
▪	the impact of regulatory changes,
▪	the cancellation of contracts currently included in our reported contract backlog,
▪	increased political and civil unrest,
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, and
▪	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 24, 2012, we owned or had partial ownership interests in and operated 129 mobile offshore drilling units.  As of this date, our fleet consisted of 50 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, nine High-Specification Jackups, 44 Standard Jackups and one swamp barge.  In addition, we had two Ultra-Deepwater drillships and four High-Specification Jackups under construction.

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

Our drilling management services segment provides oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services.  We provide drilling management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our United Kingdom (“U.K”). subsidiaries (together, “ADTI”).

Significant Events

TPDI—On February 29, 2012, Quantum Pacific Management Limited (“Quantum”) exercised its right, pursuant to a put option agreement, to exchange its interest in Transocean Pacific Drilling Inc. (“TPDI”) for our shares or cash, and, on March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI’s indebtedness.  Quantum has the right, prior to the closing of this exchange, to change its election to cash, net of Quantum’s share of TPDI’s indebtedness.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Dispositions—During the three months ended March 31, 2012, we completed the sale of the Standard Jackup GSF Rig 136 and related equipment.  In connection with the sale, we received net cash proceeds of $36 million.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Discontinued operations—In the three months ended March 31, 2012, we entered into an agreement to sell the assets of Challenger Minerals Inc., and we completed the sale in April 2012.  See “—Operating Results—Discontinued Operations.”

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On March 21, 2012, we paid to shareholders of record as of February 24, 2012 the final installment in the aggregate amount of $278 million.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Outlook

Drilling market—We expect commodity pricing, underlying the increased exploration and production programs of our customers, to continue to support an increase in contracting opportunities for all asset classes within our drilling fleet for the remainder of this year and into 2013.  Utilization and dayrates continue to improve and have reached levels not experienced since 2009, and we expect this trend to continue into 2013.  As of April 18, 2012, our contract backlog was $20.6 billion compared to $21.4 billion as of February 14, 2012.

Following the Macondo well incident, the U.S. government implemented enhanced regulations related to offshore drilling in the U.S. Gulf of Mexico, which require operators to submit applications for new drilling permits that demonstrate compliance with such enhanced regulations.  The enhanced regulations require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  Since their inception in the first quarter of 2011, the permitting under these enhanced regulations has steadily increased, and as of April 18, 2012, authorities have approved 52 new drilling permits and 47 new exploration plans under these enhanced regulations to customers utilizing our rigs in the U.S. Gulf of Mexico.  The voluntarily application by some of our customers of such third-party inspections and certifications of well control equipment operating outside the U.S. Gulf of Mexico has caused and may continue to cause us to experience additional out of service time and incur additional maintenance costs.  Although the enhanced regulations have affected our revenues, costs and out of service time, we are unable to predict, with certainty, the magnitude with which the enhanced regulations will continue to impact our operations.  The backlog associated with the contracts for our rigs operating in the U.S. Gulf of Mexico was $5.4 billion as of April 18, 2012.

Fleet status—As of April 18, 2012, uncommitted fleet rates for the remainder of 2012, 2013, 2014 and 2015 were as follows:

	2012	2013	2014	2015
Uncommitted fleet rate (a)
High-Specification Floaters	17%	34%	60%	78%
Midwater Floaters	42%	74%	84%	90%
High-Specification Jackups	24%	56%	69%	75%
Standard Jackups	35%	62%	82%	96%

_________________________
(a)	The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.

As of April 18, 2012, we had 16 existing contracts with fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given the continued improvement in market conditions, we expect that a number of these options will be exercised by our customers in 2012.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet has three remaining Ultra-Deepwater Floaters with availability in 2012.  During the first quarter 2012, eight Ultra-Deepwater Floaters contracts were entered into worldwide, including the two-year contract that we recently entered into for Deepwater Expedition.  We expect continued customer demand to support the high utilization of our Ultra-Deepwater Floater fleet for the remainder of 2012 and into 2013 and to result in improved dayrates for this fleet.  Additionally, we expect increased demand for Deepwater Floaters to continue to improve in 2012, recently indicated by one new contract and a contract extension for our Deepwater Floaters.  As of April 18, 2012, we had 36 of our 50 High-Specification Floaters contracted through the end of 2012.  We believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet.

Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 25 semisubmersible rigs, has continued to increase with multiple customers interested in available rigs, particularly in the U.K. and West Africa.  We entered into three new contracts for our Midwater Floater fleet in the first quarter 2012.  Based on the robust customer demand, we believe that future demand could offer new opportunities to extend the contracts on our active fleet.  With the improvement in market conditions, we expect that moored Deepwater Floaters previously competing in the midwater market sector will now be contracted for deepwater opportunities.

High-Specification Jackups—Our High-Specification Jackup fleet continues to benefit from the interest of our customers, evidenced by increased tendering and contracting activity that we expect to continue through the remainder of 2012 and into 2013.  We believe that the currently high utilization rates will continue to prevail during this period.  We recently entered into a one-year contract for our last available High-Specification Jackup, which was previously stacked in the U.K. North Sea, and we expect it to commence operations in the third quarter of 2012.  We have also agreed to relocate one High-Specification Jackup to Indonesia for a new three-year program.  As of April 18, 2012, our High-Specification Jackup Transocean Honor was undergoing testing and is expected to commence operations, pending customer acceptance in the second quarter of 2012.  As of April 18, 2012, none of our existing nine High-Specification Jackups were available.

Standard Jackups—Driven by the high utilization rates of the High-Specification Jackups, customers are showing increased interest in the Standard Jackups, resulting in expected improvements in utilization and opportunities to reactivate some of the idle capacity.  We expect this trend to continue through 2012, resulting in new opportunities for our Standard Jackups.  As of April 18, 2012, we had 14 of our 44 Standard Jackups stacked, excluding five that were held for sale.  In 2012, we expect increasing demand to provide opportunities to extend the contracts on our available fleet and to reactivate a few of our Standard Jackups that require relatively lower reactivation costs.

Operating results— We expect our total revenues for the year ending December 31, 2012 to be higher than our total revenues for the year ended December 31, 2011, primarily due to fewer expected out of service and idle days, increased activity produced by the addition of two Harsh Environment, Ultra-Deepwater semisubmersibles acquired in the Aker Drilling ASA (“Aker Drilling”) acquisition, and the commencement of operations of our newbuild units delivered in 2011 and to be delivered in 2012.  We are unable to predict, with certainty, the full impact that the enhanced regulations, described under “—Drilling market”, will have on our operations for the year ending December 31, 2012 and beyond.

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

Although we are unable to estimate the full direct and indirect impact that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  The Deepwater Horizon contract, which terminated at the time of the incident, represented approximately $540 million of contract backlog through the end of the contract term in 2013.  In the two years ended December 31, 2011, we estimate that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  In December 2011, the increased downtime resulted in the termination of one of our contracts, which represented backlog of approximately $470 million.  In the year ended December 31, 2011, we recognized an estimated loss of $1.0 billion, recorded in operating and maintenance expense, in connection with loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the years ended December 31, 2011 and 2010, we incurred incremental costs, primarily associated with legal expenses for lawsuits and investigations, net of expected insurance recoveries, in the amount of $71 million and $139 million, respectively.  Collectively, the lost contract backlog from the incident and from the termination in December 2011, lost revenues and incremental expenses from extended shipyard projects and increased downtime, loss contingencies associated with the incident and other incremental costs have had an effect of greater than $3.0 billion.  See “—Contingencies—Insurance matters.”

In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill annually and when events and circumstances indicate that the fair value of a reporting unit may have fallen below its carrying amount.  As of October 1, 2011, we determined that the goodwill associated with our contract drilling services reporting unit was impaired due to a decline in projected cash flows and market valuations for this reporting unit, and upon completion of our measurement, we recognized a total loss on impairment of goodwill in the amount of $5.3 billion (see “—Results of Operations” and “—Critical Accounting Policies and Estimates”).  If we determine that the fair value of our contract drilling services reporting unit has, again, declined below its carrying amount, we may be required to recognize additional losses on impairment of goodwill.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience declines in actual or anticipated dayrates or other impairment indicators, especially with respect to our High-Specification Jackup fleet or our Standard Jackup fleet, we may be required to recognize losses in future periods as a result of an impairment of the carrying amount of one or more of our asset groups.  At March 31, 2012, the carrying amount of our property and equipment was $22.3 billion, representing 64 percent of our total assets.  The carrying amount of our goodwill was $3.1 billion, representing nine percent of our total assets after the effect of the impairment noted above.  See “—Critical Accounting Policies and Estimates.”

Performance and Other Key Indicators

Contract backlog—Our contract backlog for our contract drilling services segment was as follows:

	April 18, 2012	February 14, 2012	October 17, 2011
Contract backlog (a)	(in millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$11,843	$12,232	$14,070
Deepwater Floaters	2,064	2,228	2,574
Harsh Environment Floaters	2,057	2,188	2,545
Total High-Specification Floaters	15,964	16,648	19,189
Midwater Floaters	2,121	2,249	2,140
High-Specification Jackups	1,034	1,051	914
Standard Jackups	1,475	1,434	1,213
Swamp Barge	19	24	30
Total	$20,613	$21,406	$23,486
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

Fleet average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$534,900	$542,900	$467,700
Deepwater Floaters	348,900	351,600	395,900
Harsh Environment Floaters	478,600	468,300	402,400
Total High-Specification Floaters	486,900	486,600	441,300
Midwater Floaters	275,600	274,300	313,000
High-Specification Jackups	116,900	111,900	106,200
Standard Jackups	91,200	93,400	109,200
Swamp Barge	73,300	73,800	73,400
Total fleet average daily revenue	300,300	295,400	292,600
_________________________
(b)
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

Utilization—The utilization rates for our contract drilling services segment were as follows:

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
Utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	83%	79%	77%
Deepwater Floaters	47%	50%	51%
Harsh Environment Floaters	84%	95%	83%
Total High-Specification Floaters	71%	72%	69%
Midwater Floaters	56%	55%	60%
High-Specification Jackups	81%	74%	40%
Standard Jackups	47%	51%	43%
Swamp Barge	98%	99%	49%
Total fleet average utilization	61%	61%	55%
_________________________
(a)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

Our utilization declines as a result of idle and stacked rigs to the extent these rigs are not earning revenues. We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.

Operating Results

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Three months ended March 31,
	2012	2011	Change	% Change
	(In millions, except day amounts and percentages)
Revenue earning days	7,335	6,664	671	10%
Utilization	61%	55%
Average daily revenue	$300,300	$292,600	$7,700	3%

Contract drilling revenues	$2,203	$1,950	$253	13%
Contract drilling intangible revenues	11	10	1	10%
Other revenues	117	184	(67)	(36)%
	2,331	2,144	187	9%
Operating and maintenance expense	(1,410)	(1,359)	(51)	4%
Depreciation and amortization	(351)	(354)	3	(1)%
General and administrative expense	(69)	(67)	(2)	3%
Loss on impairment	(227)	—	(227)	n/m
Gain on disposal of assets, net	(4)	8	(12)	n/m
Operating income	270	372	(102)	(27)%
Other income (expense), net
Interest income	15	15	—	n/m
Interest expense, net of amounts capitalized	(180)	(145)	(35)	24%
Other, net	(7)	3	(10)	n/m
Income from continuing operations before income tax expense	98	245	(147)	(60)%
Income tax expense	(24)	(81)	57	(70)%
Income from continuing operations	74	164	(90)	(55)%
Income (loss) from discontinued operations, net of tax	(15)	176	(191)	n/m
Net income	59	340	(281)	(83)%
Net income attributable to noncontrolling interest	17	30	(13)	(43)%
Net income attributable to controlling interest	$42	$310	$(268)	(86)%
_________________________
“n/a” means not applicable

“n/m” means not meaningful

Operating revenues—Contract drilling revenues increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the following: (a) approximately $95 million of contract drilling revenues earned from the operations of our two Harsh Environment, Ultra-Deepwater semisubmersibles, acquired in our acquisition of Aker Drilling, (b) approximately $75 million of increased contract drilling revenues associated with our newbuild unit that commenced operations in May 2011, and (c) approximately $70 million of increased contract drilling revenues resulting from fewer rigs operating under lower special standby rates in effect during and subsequent to the U.S. Gulf of Mexico drilling moratorium.

Other revenues decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to decreased revenues of approximately $65 million associated with our drilling management services.

Costs and expenses—Operating and maintenance expenses increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the following: (a) approximately $35 million of increased costs and expenses due to increased activities resulting from the operations of our two Harsh Environment, Ultra-Deepwater semisubmersibles acquired in our acquisition of Aker Drilling, (b) approximately $35 million of increased costs and expenses associated with rigs undergoing shipyard, maintenance, repair and equipment recertification projects, a significant portion of which was associated with the post-Macondo regulatory and operating environment, and (c) approximately $15 million of increased costs and expenses associated with our newbuild units that commenced operations during 2011.  These increases were partially offset by the following: (a) approximately $20 million of decreased costs and expenses associated with the reduced activity of our drilling management services and (b) approximately $20 million of decreased costs and expenses related to increased expectations for insurance recoveries of costs and expenses associated with the Macondo well incident.

During the three months ended March 31, 2012, we recognized a loss of $118 million associated with completing our measurement of the impairment of goodwill associated with our contract drilling services reporting unit.  We had previously recognized an estimated loss of $5.2 billion, in the year ended December 31, 2011, due to a decline in projected cash flows and market valuations for this reporting unit.  Additionally, we recognized a loss of $92 million on impairment of the trade name and customer relationship intangible assets associated with our drilling management services reporting unit due to a declining market outlook for these services in the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services, all of which have led to our decision to exit the region to pursue opportunities in other markets, including Africa and the Far East.  We also recognized a loss of $17 million on impairment of GSF Rig 136, which was formerly classified as an asset held for sale and was sold in March 2012.

Other income and expense—Interest expense increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to $58 million of increased interest expense associated with debt issued in November 2011 and debt assumed in our acquisition of Aker Drilling in October 2011.  Partially offsetting these increases was $23 million associated with debt repaid or repurchased in the year ended December 31, 2011.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The annual effective tax rates were 25.5 percent and 19.3 percent at March 31, 2012 and 2011, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended March 31, 2012 and 2011, the effect of the various discrete period tax items was a net tax benefit of $29 million and a net tax expense of $33 million, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 24.7 percent and 33.1 percent on income from continuing operations before income tax expense for the three months ended March 31, 2012 and 2011, respectively.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended March 31, 2012, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and Ghana.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include the U.K., Switzerland, Norway, Brazil and the U.S.

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

Discontinued Operations

Oil and gas properties—During the three months ended March 31, 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited.  In October 2011, we completed the sale of Challenger Minerals (North Sea) Limited.  In February 2012, we entered into an agreement to sell the assets of Challenger Minerals Inc., and in April 2012, we completed the sale.

Caspian Sea operations—During the three months ended March 31, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and recognized a gain on the disposal of the discontinued operations of $169 million.  Through June 2011, we continued to operate Trident 20 under a bareboat charter to perform services for the customer and the buyer reimbursed us for the approximate cost of providing these services.  Additionally, we provided certain transition services to the buyer through September 2011.

See Notes to Condensed Consolidated Financial Statements—Note 8—Discontinued Operations.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2012, we had $4 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.0 billion.  As a result, this portion of cash is not generally available to us for other uses.

For the three months ended March 31, 2012, our primary sources of cash were our cash flows from operating activities and proceeds from disposals of assets.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, and the final installment of our distribution of qualifying additional paid-in capital to shareholders and scheduled repayments of debt.

	Three months ended March 31,
	2012	2011	Change
	(In millions)
Cash flows from operating activities
Net income	$59	$340	$(281)
Amortization of drilling contract intangibles	(11)	(10)	(1)
Depreciation and amortization	351	354	(3)
Loss on impairment	227	—	227
(Gain) loss on disposal of assets, net	4	(8)	12
(Gain) loss on disposal of discontinued operations, net	14	(173)	187
Other non-cash items	(29)	71	(100)
Changes in operating assets and liabilities, net	(75)	(184)	109
	$540	$390	$150

Net cash provided by operating activities increased primarily due to an increase in net income, after adjusting for non-cash items as well as a decrease in cash used in working capital.

	Three months ended March 31,
	2012	2011	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(260)	$(240)	$(20)
Proceeds from disposal of assets, net	41	13	28
Proceeds from disposal of discontinued operations, net	—	259	(259)
Other, net	12	(6)	18
	$(207)	$26	$(233)

Net cash used in investing activities increased primarily due to proceeds from the disposal of our Caspian Sea operations received in the three months ended March 31, 2011, with no comparable proceeds in the current year period.

	Three months ended March 31,
	2012	2011	Change
	(In millions)
Cash flows from financing activities
Change in short-term borrowings, net	$—	$51	$(51)
Proceeds from debt	—	5	(5)
Repayments of debt	(147)	(47)	(100)
Proceeds from restricted cash investments	108	—	108
Deposits to restricted cash investments	(42)	—	(42)
Distribution of qualifying additional paid-in capital	(278)	—	(278)
Other, net	(9)	(7)	(2)
	$(368)	$2	$(370)

Net cash used in financing activities increased primarily due to increased cash used to repay or repurchase debt during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and the payment of the final installment of our distribution of qualifying additional paid-in capital to shareholders in the three months ended March 31, 2012 with no comparable activity during the three months ended March 31, 2011.

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

Capital expenditures, including capitalized interest of $13 million, totaled $260 million during the three months ended March 31, 2012, substantially all of which related to our contract drilling services segment.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our ongoing major construction projects conducted during the three months ended March 31, 2012 (in millions):

	Total costs through March 31, 2012	Expected costs for the remainder of 2012	Estimated costs thereafter	Total estimated costs at completion
Deepwater Champion (a) (b)	$778	$—	$—	$778
Transocean Honor (c)	232	3	—	235
Ultra-Deepwater Floater TBN1 (d)	152	49	479	680
Ultra-Deepwater Floater TBN2 (d)	145	36	499	680
Transocean Andaman (e)	138	4	68	210
Transocean Siam Driller (e)	138	11	61	210
Transocean Ao Thai (f)	80	62	73	215
Capitalized interest	121	32	64	217
Mobilization costs	31	8	—	39
Total	$1,815	$205	$1,244	$3,264
_________________________
(a)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project has been completed as of March 31, 2012.

(b)
The costs for Deepwater Champion include our initial investment of $109 million, representing the estimated fair value of the rig at the time of our merger with GlobalSantaFe Corporation in November 2007.  Deepwater Champion commenced operations in May 2011.

(c)	In November 2010, we purchased Transocean Honor, a PPL Pacific Class 400 design jackup, which is expected to commence operations in the second quarter of 2012.

(d)
The costs for Ultra-Deepwater Floater TBN1 and Ultra-Deepwater Floater TBN2 include our initial investment of $136 million each, representing the estimated fair value of the rigs at the time of our acquisition of Aker Drilling, completed in October 2011.  Currently under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, we expect to take delivery of the two Ultra-Deepwater drillships in the first and second quarter of 2014.

(e)
In December 2010, we purchased Transocean Siam Driller and Transocean Andaman, two Keppel FELS Super B class design jackups, which are under construction at Keppel FELS’ yard in Singapore and are expected to commence operations in the first quarter of 2013.

(f)
In June 2011, we purchased Transocean Ao Thai, a Keppel FELS Super B class design jackup, which is under construction at Keppel FELS’ yard in Singapore and is expected to commence operations in the fourth quarter of 2013.

For the year ending December 31, 2012, we expect capital expenditures to be approximately $1.2 billion, approximately $205 million of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

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

Dispositions—From time to time, we review the possible disposition of drilling units.  During the three months ended March 31, 2012, in connection with our efforts to dispose of non-strategic assets, we sold the Standard Jackup GSF Rig 136 and related equipment, and we received net proceeds of $36 million.  In April 2012, we completed the sales of the Standard Jackups Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer.

Assets held for sale—At April 24, 2012, our Standard Jackups GSF Adriatic II and Trident 17 were classified as assets held for sale with an aggregate net carrying amount of $57 million.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under bank credit agreements and proceeds from the disposal of assets and discontinued operations to fulfill anticipated obligations, such as scheduled debt maturities or other payments, repayment of debt due within one year, including the expected repurchase of any Series C Convertible Senior Notes that the noteholders may require us to repurchase in December 2012, capital expenditures and working capital and other needs in our operations.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.0 billion.  As a result, this portion of cash is not generally available to us for other uses.  From time to time, we may also use borrowings under bank credit agreements to maintain liquidity for short-term cash needs.

In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On March 21, 2012, we paid the final installment to shareholders of record as of February 24, 2012 in the amount of $278 million.  See “—Distribution of qualifying additional paid-in capital.”  The Board of Directors is not proposing a distribution at the 2012 annual general meeting.

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

Bank credit agreement—In November 2011, we entered into the Five-Year Revolving Credit Facility Agreement dated November 1, 2011, as amended, which established a $2.0 billion five-year revolving credit facility that is scheduled to expire on November 1, 2016 (the “Five-Year Revolving Credit Facility”).  In connection with entering into the Five-Year Revolving Credit Facility, we terminated our former five-year credit facility under the Five-Year Revolving Credit Agreement dated November 27, 2007.  The Five-Year Revolving Credit Facility includes a $1.0 billion sublimit for the issuance of letters of credit, and all borrowings under the Five-Year Revolving Credit Facility are guaranteed by Transocean Ltd.  Among other things, the Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of March 31, 2012, our debt to tangible capitalization ratio, as defined, was 0.5 to 1.0.  In order to borrow or have letters of credit issued under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  Our commitment fee and lending margin under the Five-Year Revolving Credit Facility are subject to change based on our credit rating.  If our credit rating falls below investment grade, the commitment fee will increase from 0.275 percent to 0.325 percent and the lending margin will increase from 1.625 percent to 2.0 percent.  A default under our public debt indentures could trigger a default under the Five-Year Revolving Credit Facility Agreement and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility.  At April 24, 2012, we had $24 million in letters of credit issued, we had $2.0 billion available borrowing capacity and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

     Aker Revolving Credit and Term Loan Facility—Aker Drilling has a bank credit facility established by the Revolving Credit and Term Loan Facility Agreement dated February 21, 2011 (the “Aker Revolving Credit and Term Loan Facility”), comprised of a $500 million revolving credit facility and a $400 million term loan, which is secured by Transocean Spitsbergen and Transocean Barents.  The Aker Revolving Credit and Term Loan Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.50 percent and mandatory costs, as defined, and requires scheduled quarterly installments on the term loan.  The Aker Revolving Credit and Term Loan Facility expires in December 2015 and may be prepaid in whole or in part without premium or penalty.  The Aker Revolving Credit and Term Loan Facility includes covenants requiring Aker Drilling, our wholly owned subsidiary, to maintain minimum liquidity, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current ratio, and a minimum equity ratio, as defined.  At April 24, 2012, $570 million was outstanding under the Aker Revolving Credit and Term Loan Facility at a weighted-average interest rate of 3.0 percent.  Subsequent to March 31, 2012, we prepaid $115 million of borrowings under the Aker Term Loan Facility.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan bears interest at a rate of 1.45 percent and requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility bear interest at 2.25 percent and 1.45 percent, respectively, and are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  If Transocean Inc.’s long-term unsecured, unguaranteed and unsubordinated indebtedness is assigned a credit rating less than Baa3 or BBB- by Moody’s Investor Service or Standard & Poor’s Ratings Service, respectively, TPDI would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At April 24, 2012, $910 million was outstanding under the TPDI Credit Facilities, of which $455 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on April 24, 2012 was 2.1 percent.

TPDI has an outstanding letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  The letter of credit was issued under an uncommitted credit facility that has been established by one of our subsidiaries.  Additionally, TPDI is required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the TPDI Credit Facilities.  At April 24, 2012, TPDI had restricted cash investments of $23 million.

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A and one of our subsidiaries provides the commitment for Tranche C.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At April 24, 2012, $190 million was outstanding under Tranche A at a weighted-average interest rate of 1.5 percent.  At April 24, 2012, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility is payable in full in December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  In addition, upon such credit rating assignment, ADDCL would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At April 24, 2012, $79 million was outstanding under the ADDCL Secondary Loan Facility, of which $51 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on April 24, 2012 was 3.6 percent.

ADDCL is required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At April 24, 2012, ADDCL had restricted cash investments of $34 million.

    Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At April 24, 2012, $671 million was outstanding under the capital lease contract.

Convertible Senior Notes—Holders of our Series C Convertible Senior Notes may elect to convert their notes under certain circumstances.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The conversion rate is subject to increase upon the occurrence of certain fundamental changes and adjustment upon certain other corporate events, such as the distribution of cash to our shareholders.  At April 24, 2012, the rate at which the Series C Convertible Senior Notes may be converted was 6.2905 shares per $1,000 note, equivalent to a conversion price of $158.97 per share.  At April 24, 2012, none of the circumstances giving rise to potential conversion were present.

Holders of the Series C Convertible Senior Notes have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  At April 24, 2012, the aggregate principal amount of Convertible Senior Notes outstanding was $1.7 billion.

Redeemable noncontrolling interest—On October 18, 2007, one of our subsidiaries acquired a 50 percent interest in TPDI, a joint venture formed to operate two Ultra-Deepwater Floaters, Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2 (the “TPDI Rigs”).  Quantum holds the remaining 50 percent interest in TPDI.  We present its interest in TPDI as redeemable noncontrolling interest on our condensed consolidated balance sheets since Quantum has the unilateral right to exchange its interest in TPDI for our shares or cash, at its election, measured at an amount based on an appraisal of the fair value of the drillships that are owned by TPDI, subject to certain adjustments.

Pursuant to a put option and registration rights agreement among Quantum, TPDI and us, entered into a connection with the formation of TPDI, Quantum has the right to exchange its interest in TPDI for our shares or cash, at Quantum’s election (the “Put Option”).  On February 29, 2012, Quantum exercised the Put Option, and on March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI's indebtedness.  However, Quantum has the right, prior to the closing of the exchange, to change its election to cash, net of Quantum’s share of TPDI's indebtedness.  As defined in the Put Option agreement, TPDI's indebtedness excludes the TPDI Notes, which are considered shareholders' equity for purposes of the exchange. At April 24, 2012, TPDI's outstanding indebtedness, as defined, was approximately $940 million.

The number of shares or the amount of cash to be exchanged for Quantum’s interest in TPDI will be determined based on appraisals of the fair value of the TPDI Rigs.  In the event that Quantum maintains its original election to complete the exchange of its interest in TPDI for our shares, the fair value of the TPDI Rigs will be increased by a valuation multiple of 1.08 and the number of shares issued will be determined based on a share price of $49.69.  The Put Option agreement, among other things, restricts Quantum’s sale of our shares until the earlier of the first anniversary of the date of issuance or May 29, 2013.  In the event Quantum elects, instead, to complete the exchange of its interest in TPDI for cash, such exchange will be made based on the fair value of the TPDI Rigs with no valuation multiple.

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On March 21, 2012, we paid to shareholders of record as of February 24, 2012 the final installment in the aggregate amount of $278 million.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.8 billion at an exchange rate as of the close of trading on April 24, 2012 of $1.00 to CHF 0.91.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  In the three months ended March 31, 2012, we did not purchase shares under our share repurchase program.

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

Any shares repurchased under this program are expected to be purchased from time to time either, with respect to the U.S. market, from market participants that have acquired those shares on the open market and that can fully recover Swiss withholding tax resulting from the share repurchase or, with respect to the Swiss market, on the second trading line for our shares on the SIX Swiss Exchange (“SIX”).  Repurchases could also be made by tender offer, in privately negotiated transactions or by any other share repurchase method.  Any repurchased shares would be held by us for cancellation by the shareholders at a future annual general meeting.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of April 24, 2012, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of 3.2 billion shares, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of March 31, 2012, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011, except as noted below.

For the year ending December 31, 2012, the minimum funding requirement for our U.S. defined benefit pension plans is approximately $99 million.  In April 2012, we contributed $99 million in satisfaction of this funding requirement.  For the year ending December 31, 2012, the minimum funding requirement for our non-U.S. defined benefit plans is approximately $31 million.

As of March 31, 2012, the total liability for unrecognized tax benefit related to uncertain tax positions was $764 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial commitments—As of March 31, 2012, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011.

Derivative instruments

Our board of directors has approved policies and procedures for derivative instruments that require the approval of our Chief Financial Officer prior to entering into any derivative instruments.  From time to time, we may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates and currency exchange rates.  We do not enter into derivative transactions for speculative purposes; however, we may enter into certain transactions that do not meet the criteria for hedge accounting.  At April 24, 2012, we have certain derivative instruments that we assumed in our acquisition of Aker Drilling, which are not designated as hedging instruments.  See Notes to Condensed Consolidated Financial Statements—Note 12—Derivatives and Hedging.

Contingencies

Except as noted in this report, including in Note 14—Contingencies and in Note 7—Income Taxes, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  There can be no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  Our business has been negatively impacted by the loss of revenue from Deepwater Horizon.  The backlog associated with the Deepwater Horizon drilling contract was approximately $590 million through the end of the contract term, and we did not carry insurance for business interruption or loss of hire.  In the two years ended December 31, 2011, we estimated that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  In one case, the increased downtime has resulted in the recent termination of one of our contracts, which represented backlog of approximately $470 million.  In the three months ended December 31, 2011, we recognized an estimated loss of $1.0 billion, recorded in operating and maintenance expense, in connection with loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the period since the Macondo well incident, we have incurred incremental costs, primarily associated with legal expenses for lawsuits and investigations, net of expected insurance recoveries, in the amount of $203 million.  Collectively, the lost contract backlog from the incident and from the recent termination, lost revenues and incremental expenses from extended shipyard projects and increased downtime, loss contingencies associated with the incident and other incremental costs have had an effect of greater than $3.0 billion.

We are currently unable to estimate the full impact the Macondo well incident will have on us.  We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  As of March 31, 2012, we have recognized a liability for such loss contingencies in the amount of $1.2 billion.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which not believe a reasonable estimate can be made.  These contingencies could increase the liabilities we ultimately recognize.  As of March 31, 2012, we have also recognized an asset of $222 million associated with the portion of our estimated losses that we believe is recoverable from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, we are not currently able to estimate the amount of such additional recoverable amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident, and the resulting liabilities could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  As of December 31, 2011, the amount of the estimated liability was $1.2 billion, and the estimated recoverable amount was $220 million.

Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  The first phase of a three-phase trial was scheduled to commence on March 5, 2012.  However, on March 2, 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement relating primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement has resulted in the trial being stayed until the court has issued an order outlining a new trial plan.  BP has disclosed that (a) the BP/PSC Settlement is subject to a final written agreement and court approvals, (b) the proposed settlement provides that to the extent provided by law, BP will assign to the PSC certain of its claims, rights and recoveries against us for damages with protections such that the PSC is barred from collecting any amounts from us unless it is finally determined that we cannot recover such amounts from BP, and (c) BP will have the right to approve any settlement between us and the PSC.  We are unable to predict the form of the new trial plan or when trial will commence.  Further, there can be no assurance as to the outcome of the trial, that the trial will proceed according to a new proposed schedule, that we will not enter into a settlement as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlement.

See Notes to Condensed Consolidated Financial Statements Note 14—Contingencies.

Insurance matters

Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies.  We periodically evaluate our insurance limits and self-insured retentions.  As of May 1, 2012, the insured value of our drilling rig fleet was approximately $31.7 billion, excluding our rigs under construction.

Hull and machinery—We completed the renewal of our hull and machinery insurance coverage and insurance for worldwide war perils, effective May 1, 2012, with updated rig insured values, primarily based on fair market value appraisals, and with similar terms as previous policies.  Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have additional coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our remaining excess liability coverage.  However, we generally retain the risk for all hull and machinery exposures for our Standard Jackups and swamp barge, which are self-insured through our wholly owned captive insurance company.

Excess liability coverage—We completed the renewal of our excess liability insurance coverage with some policies effective May 1, 2012.  We carry $775 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we have retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retain the risk for any liability losses in excess of $825 million.

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

We have elected to self-insure operators extra expense coverage for ADTI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of a contractually agreed amount, generally $50 million.

We generally do not have commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses for physical damage to our fleet, including liability for wreck removal expenses, and caused by named windstorms in the U.S. Gulf of Mexico.

See Notes to Condensed Consolidated Financial Statements Note 14—Contingencies.

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

U.S. tax investigations—With respect to our 2004 U.S. federal income tax return, the U.S. tax authorities withdrew all of their previously proposed tax adjustments, including all claims related to transfer pricing.  On January 12, 2012, a judge in the U.S. Tax Court entered a decision of no deficiency for tax year 2004 and cancelled the trial previously scheduled to take place in February 2012.  With respect to our 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments, except a claim regarding transfer pricing from certain charters of drilling rigs between our subsidiaries, reducing the total proposed adjustment to approximately $50 million, exclusive of interest.  We believe an unfavorable outcome on this assessment with respect to 2005 activities would not result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  If the authorities were to continue to pursue this transfer pricing position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to the years following 2005 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  As discussed below, the authorities have raised this transfer pricing issue with respect to our U.S. federal income tax returns for the years 2006 through 2009.  Although we believe the transfer pricing for these charters is materially correct, we have been unable to reach a resolution with the tax authorities.

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  In July 2010, we filed a protest letter with the U.S. tax authorities responding to this assessment.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, exclusive of interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2007 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

In addition, the May 2010 assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions affected our basis in our former subsidiary TODCO, which we disposed of in 2004 and 2005.  The authorities are disputing the amount of capital losses resulting from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on our U.S. federal income tax returns for the years 2006 through 2009.  The majority of the capital losses were unutilized and expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers into 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital loss to offset such gain.  These claims, with respect to our U.S. federal income tax returns for the years 2006 through 2009, could result in net tax adjustments of approximately $295 million.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe that our U.S. federal income tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $160 million, exclusive of interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments in the aggregate amount of approximately $88 million, exclusive of interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  We believe that our U.S. federal income tax returns are materially correct as filed, and we intend to vigorously defend against any potential claims.

In February 2012, we received an assessment from the U.S. tax authorities related to our 2008 and 2009 U.S. federal income tax returns.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These items would result in net adjustments of approximately $473 million of additional taxes, excluding interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2009 could increase substantially, and could have a material adverse effect on our consolidated results of operations and cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $274 million, plus interest, related to certain restructuring transactions, approximately $120 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $72 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We have provided a parent company guarantee in the amount of approximately $123 million with respect to these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $846 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial has been scheduled for December 2012.  Two employees of our former external advisors were also issued indictments with respect to the disclosures in our tax returns.  In October 2011, the Norwegian authorities issued criminal indictments against a Norwegian tax attorney related to certain of our restructuring transactions and to the 2001 dividend payment.  The indicted Norwegian tax attorney worked for us in an advisory capacity on these transactions.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  We believe our tax returns are materially correct as filed, and we intend to vigorously contest any assertions by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil and criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate resolution of these matters to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $323 million, jointly and severally, against our two subsidiaries, the two external advisors and the external tax attorney.  This compensation claim directly overlaps with an existing civil tax assessment and does not represent an incremental financial exposure to us.  In February 2012, the authorities dropped the previously existing tax assessment related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary on the same matter, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazil tax authorities have issued tax assessments totaling $114 million, plus a 75 percent penalty in the amount of $86 million and interest through December 31, 2011 in the amount of $163 million.  An unfavorable outcome on these assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.

See Notes to Condensed Consolidated Financial Statements—Note 7—Income Taxes.

Regulatory matters

For a discussion of regulatory matters, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies, and other accounting policies.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements for the year ended December 31, 2011.

To prepare financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, goodwill and other intangible assets, income taxes, defined benefit pension plans and other postretirement employee benefits, contingent liabilities, and share-based compensation.  These estimates require significant judgments, assumptions and estimates.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the three months ended March 31, 2012, there have been no material changes to the types of judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements in this quarterly report on Form 10-Q and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Overview

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our restricted cash investments, our long-term and short-term debt, and our derivative instruments.  For our restricted cash investments and debt instruments, the following table presents the principal cash flows and related weighted-average interest rates by contractual maturity date.  For our derivative instruments, including interest rate swaps and cross-currency swaps, the following table presents the notional amounts and weighted-average interest rates by contractual maturity dates.  The information is stated in U.S dollar equivalents.  The instruments are denominated in either U.S. dollars or Norwegian kroner, as indicated.  The following table presents information for the twelve-month periods ending March 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	(b)
Restricted cash investments
Fixed rate (NOK)	$149	$149	$149	$149	$149	$112	$857	$897
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	4.15%

Debt
Fixed rate (USD)	$2,489	$21	$1,122	$1,024	$26	$6,265	$10,947	$(12,052)
Average interest rate	2.65%	7.76%	5.01%	5.11%	7.76%	6.78%
Fixed rate (NOK)	$149	$149	$149	$248	$149	$112	$956	$(1,002)
Average interest rate	4.15%	4.15%	4.15%	6.87%	4.15%	4.15%
Variable rate (USD)	$90	$90	$65	$325	$—	$—	$570	$(570)
Average interest rate	2.99%	2.99%	2.99%	2.99%	—%	—%
Variable rate (NOK)	$—	$—	$—	$165	$—	$—	$165	$(176)
Average interest rate	—%	—%	—%	9.67%	—%	—%

Debt of consolidated variable interest entities
Variable rate (USD)	$97	$98	$373	$33	$35	$185	$821	$(821)
Average interest rate	1.79%	1.79%	2.21%	1.49%	1.49%	2.48%

Interest rate swaps
Fixed to variable (USD)	$750	$—	$650	$—	$—	$—	$1,400	$31
Average pay rate	3.66%	—%	3.67%	—%	—%	—%
Average receive rate	5.17%	—%	3.81%	—%	—%	—%

Interest rate swaps of consolidated variable interest entities
Variable to fixed (USD)	$70	$66	$302	$—	$—	$—	$438	$(16)
Average pay rate	2.34%	2.32%	2.35%	—%	—%	—%
Average receive rate	0.47%	0.47%	0.47%	—%	—%	—%

Cross-currency swaps
Receive NOK / pay USD (c)	$—	$—	$—	$102	$—	$—	$102	$(2)
Average pay rate	—%	—%	—%	8.93%	—%	—%
Average receive rate	—%	—%	—%	11.00%	—%	—%
_________________________
(a)	Expected maturity amounts are based on the face value of debt.

In preparing the scheduled maturities of our debt, we assumed the noteholders will exercise their option to require us to repurchase the 1.50% Series C Convertible Senior Notes in December 2012.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk and currency exchange rate risk.  We also hold certain derivative instruments that are not designated as hedges.  See Notes to Consolidated Financial Statements—Note 12—Derivatives and Hedging.

(b)	Amounts represent the fair value of the asset (liability) as of March 31, 2012.

(c)	The cross-currency swaps have fixed rates on both the pay and the receive sides of the derivative instruments.

Interest Rate Risk

At March 31, 2012 and December 31, 2011, the face value of our variable-rate debt was approximately $2.5 billion, which represented 19 percent of the face value of our total debt, including the effect of our hedging activities.  At March 31, 2012 and December 31, 2011, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of borrowings under the Aker Revolving Credit and Term Loan Facility, the ADDCL Credit Facilities, the TPDI Credit Facilities, and the FRN Callable Bonds.  Based upon variable-rate debt amounts outstanding as of March 31, 2012 and December 31, 2011, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $25 million.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon the amounts of our cash investments as of March 31, 2012 and December 31, 2011, a hypothetical one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $40 million.

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

For our international operations, our primary currency exchange rate risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency.  The payment portion denominated in local currency is based on our anticipated local currency needs over the contract term.  Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary from those anticipated in the customer contracts, resulting in partial exposure to currency exchange rate risk.  The effect of fluctuations in currency exchange rates caused by our international operations generally have not had a material impact on our overall operating results.  In situations where local currency receipts do not equal local currency requirements, we may use foreign exchange derivative instruments, including forward exchange contracts, or spot purchases, to mitigate currency exchange rate risk.

At March 31, 2012, we had NOK 6.4 billion aggregate principal amount of debt obligations, all of which were assumed in connection with our acquisition of Aker Drilling.  Certain of these kroner-denominated debt instruments are secured by a corresponding amount of restricted cash investments that are also denominated in Norwegian kroner.  Additionally, we have assumed certain cross-currency swaps, which have been designated as a cash flow hedge of certain bonds denominated in Norwegian kroner.  After consideration of these currency exchange rate risk management strategies, we have approximately NOK 940 million aggregate principal amount of debt obligations that are not hedged.  Based on kroner-denominated debt instruments outstanding as of March 31, 2012, a hypothetical one percentage point change in the currency exchange rates would result in a corresponding change in annual interest expense of less than $1 million.

For a discussion of our foreign exchange risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2011.  With the exception of the foregoing, there have been no material changes to these previously reported matters during the three months ended March 31, 2012.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of March 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 14—Contingencies and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 15—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” and “Item 3. Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2011.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 7—Income Taxes, in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in this quarterly report on Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in our annual report Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2012	1,103	$40.66	—	$3,660
February 2012	214,520	$50.34	—	$3,660
March 2012	4,310	$56.00	—	$3,660
Total	219,933	$50.40	—	$3,660
_________________________
(1)
Total number of shares purchased in the first quarter of 2012 consists of 219,933 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.9 billion at an exchange rate as of March 31, 2012 of USD 1.00 to CHF 0.90.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through March 31, 2012, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  See—Sources and Uses of Liquidity—Overview.”

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

†	3.1	Articles of Association of Transocean Ltd.

3.2	Organizational Regulations dated February 17, 2012 (incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on February 23, 2012)

10.1
First Amendment to Credit Agreement dated effective as of March 23, 2012 among Transocean Inc., the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Crédit Agricole Corporate and Investment Bank and Citibank, N.A., as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on March 30, 2012)

10.2	Executive Severance Benefit Policy (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on February 23, 2012)

10.3	Agreement with Gregory L. Cauthen (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 10, 2012)

10.4	Agreement with Ricardo H. Rosa (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 23, 2012)

†	10.5	Agreement with Robert Shaw.

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	101.ins	XBRL Instance Document

†	101.sch	XBRL Taxonomy Extension Schema

†	101.cal	XBRL Taxonomy Extension Calculation Linkbase

†	101.def	XBRL Taxonomy Extension Definition Linkbase

†	101.lab	XBRL Taxonomy Extension Label Linkbase

†	101.pre	XBRL Taxonomy Extension Presentation Linkbase
_________________________
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2012.

TRANSOCEAN LTD.

By:   /s/ Gregory L. Cauthen
Gregory L. Cauthen
Executive Vice President and Chief Financial Officer
(Principle Financial Officer)

By:   /s/ David A. Tonnel
David A. Tonnel
Senior Vice President and Controller
(Principal Accounting Officer)