Form 10-Q
period 2012-06-30
Transocean Ltd.
filed 2012-08-03
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 24, 2012, 359,389,049 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2012

Index

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Operating revenues
Contract drilling revenues	$2,390	$2,096	$4,610	$4,056
Other revenues	185	238	302	422
	2,575	2,334	4,912	4,478
Costs and expenses
Operating and maintenance	2,357	1,528	3,820	2,905
Depreciation and amortization	345	359	700	713
General and administrative	79	66	148	133
	2,781	1,953	4,668	3,751
Loss on impairment	(12)	(25)	(239)	(25)
Gain (loss) on disposal of assets, net	55	(1)	51	7
Operating income (loss)	(163)	355	56	709

Other income (expense), net
Interest income	13	5	28	20
Interest expense, net of amounts capitalized	(183)	(147)	(363)	(292)
Other, net	(6)	(5)	(24)	(2)
	(176)	(147)	(359)	(274)
Income (loss) from continuing operations before income tax expense	(339)	208	(303)	435
Income tax (benefit) expense	(29)	77	(12)	143
Income (loss) from continuing operations	(310)	131	(291)	292
Income from discontinued operations, net of tax	7	2	6	174

Net income (loss)	(303)	133	(285)	466
Net income attributable to noncontrolling interest	1	9	9	23
Net income (loss) attributable to controlling interest	$(304)	$124	$(294)	$443

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$(0.88)	$0.38	$(0.85)	$0.84
Earnings from discontinued operations	0.02	0.01	0.02	0.54
Earnings (loss) per share	$(0.86)	$0.39	$(0.83)	$1.38

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$(0.88)	$0.38	$(0.85)	$0.84
Earnings from discontinued operations	0.02	0.01	0.02	0.54
Earnings (loss) per share	$(0.86)	$0.39	$(0.83)	$1.38

Weighted-average shares outstanding
Basic	353	320	352	319
Diluted	353	320	352	320

  See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(303)	$133	$(285)	$466

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit costs	1	—	(27)	(6)
Unrecognized gain (loss) on derivative instruments	(3)	(8)	—	(7)
Recognized components of net periodic benefit costs	10	6	23	12
Recognized loss on derivative instruments	6	3	3	5

Other comprehensive income (loss) before income taxes	14	1	(1)	4
Income taxes related to other comprehensive income (loss)	1	—	(2)	(2)
Other comprehensive income (loss), net of income taxes	15	1	(3)	2

Total comprehensive income (loss)	(288)	134	(288)	468
Total comprehensive income attributable to noncontrolling interest	1	3	9	21

Total comprehensive income (loss) attributable to controlling interest	$(289)	$131	$(297)	$447

    See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$3,964	$4,017
Accounts receivable, net of allowance for doubtful accounts of $28 at June 30, 2012 and December 31, 2011	2,124	2,176
Materials and supplies, net of allowance for obsolescence of $81 and $73 at June 30, 2012 and December 31, 2011, respectively	676	627
Deferred income taxes, net	142	142
Assets held for sale	9	26
Other current assets	452	537
Total current assets	7,367	7,525

Property and equipment	30,559	29,037
Property and equipment of consolidated variable interest entities	813	2,252
Less accumulated depreciation	9,165	8,756
Property and equipment, net	22,207	22,533
Goodwill	3,099	3,217
Other assets	1,769	1,757
Total assets	$34,442	$35,032

Liabilities and equity
Accounts payable	$917	$880
Accrued income taxes	121	89
Debt due within one year	2,772	1,942
Debt of consolidated variable interest entities due within one year	28	245
Other current liabilities	2,888	2,372
Total current liabilities	6,726	5,528

Long-term debt	9,862	10,756
Long-term debt of consolidated variable interest entities	177	593
Deferred income taxes, net	487	519
Other long-term liabilities	1,581	1,893
Total long-term liabilities	12,107	13,761

Commitments and contingencies
Redeemable noncontrolling interest	—	116

Shares, CHF 15.00 par value, 402,282,355 authorized, 167,617,649 conditionally authorized, and 373,830,649 and 365,135,298 issued at June 30, 2012 and December 31, 2011, respectively; 359,284,907 and 349,805,793 outstanding at June 30, 2012 and December 31, 2011, respectively	5,127	4,982
Additional paid-in capital	7,472	7,211
Treasury shares, at cost, 2,863,267 held at June 30, 2012 and December 31, 2011	(240)	(240)
Retained earnings	3,780	4,180
Accumulated other comprehensive loss	(516)	(496)
Total controlling interest shareholders’ equity	15,623	15,637
Noncontrolling interest	(14)	(10)
Total equity	15,609	15,627
Total liabilities and equity	$34,442	$35,032

    See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	Shares		Amount
Shares
Balance, beginning of period	350	319	$4,982	$4,482
Issuance of shares under share-based compensation plans	—	1	11	8
Issuance of shares in exchange for noncontrolling interest	9	—	134	—
Balance, end of period	359	320	$5,127	$4,490
Additional paid-in capital
Balance, beginning of period			$7,211	$7,504
Share-based compensation			48	54
Issuance of shares under share-based compensation plans			(17)	(15)
Acquisition of noncontrolling interest in exchange for issuance of shares			233	—
Obligation for distribution of qualifying additional paid-in capital			—	(1,016)
Other, net			(3)	2
Balance, end of period			$7,472	$6,529
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$4,180	$9,934
Net income (loss) attributable to controlling interest			(294)	443
Fair value adjustment of redeemable noncontrolling interest			(106)	—
Balance, end of period			$3,780	$10,377
Accumulated other comprehensive loss
Balance, beginning of period			$(496)	$(332)
Reclassification from redeemable noncontrolling interest			(17)	—
Other comprehensive income (loss) attributable to controlling interest			(3)	4
Balance, end of period			$(516)	$(328)
Total controlling interest shareholders’ equity
Balance, beginning of period			$15,637	$21,348
Total comprehensive income (loss) attributable to controlling interest			(297)	447
Share-based compensation			48	54
Issuance of shares under share-based compensation plans			(6)	(7)
Reclassification from redeemable noncontrolling interest			(17)	—
Fair value adjustment of redeemable noncontrolling interest			(106)	—
Issuance of shares in exchange for noncontrolling interest			367	—
Obligation for distribution of qualifying additional paid-in capital			—	(1,016)
Other, net			(3)	2
Balance, end of period			$15,623	$20,828
Noncontrolling interest
Balance, beginning of period			$(10)	$(8)
Total comprehensive loss attributable to noncontrolling interest			(4)	(4)
Balance, end of period			$(14)	$(12)
Total equity
Balance, beginning of period			$15,627	$21,340
Total comprehensive income (loss)			(301)	443
Share-based compensation			48	54
Issuance of shares under share-based compensation plans			(6)	(7)
Reclassification from redeemable noncontrolling interest			(17)	—
Fair value adjustment of redeemable noncontrolling interest			(106)	—
Issuance of shares in exchange for noncontrolling interest			367	—
Obligation for distribution of qualifying additional paid-in capital			—	(1,016)
Other, net			(3)	2
Balance, end of period			$15,609	$20,816

    See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Cash flows from operating activities
Net income (loss)	$(303)	$133	$(285)	$466
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(12)	(10)	(23)	(20)
Depreciation and amortization	345	359	700	713
Share-based compensation expense	25	27	48	54
Loss on impairment	12	25	239	25
(Gain) loss on disposal of assets, net	(55)	1	(51)	(7)
(Gain) loss on disposal of discontinued operations, net	(10)	—	(10)	(169)
Amortization of debt issue costs, discounts and premiums, net	17	36	35	62
Deferred income taxes	(26)	12	(43)	36
Other, net	20	14	41	11
Changes in deferred revenue, net	7	(3)	(5)	43
Changes in deferred expenses, net	28	(48)	(21)	(84)
Changes in operating assets and liabilities	411	(206)	374	(400)
Net cash provided by operating activities	459	340	999	730

Cash flows from investing activities
Capital expenditures	(236)	(293)	(496)	(533)
Proceeds from disposal of assets, net	144	5	185	18
Proceeds from disposal of discontinued operations, net	17	—	17	259
Other, net	13	(27)	25	(33)
Net cash used in investing activities	(62)	(315)	(269)	(289)

Cash flows from financing activities
Changes in short-term borrowings, net	(260)	5	(260)	56
Proceeds from debt	—	—	—	5
Repayments of debt	(173)	(202)	(320)	(249)
Proceeds from restricted cash investments	84	—	192	—
Deposits to restricted cash investments	(74)	—	(116)	—
Distribution of qualifying additional paid-in capital	—	(254)	(278)	(254)
Other, net	8	3	(1)	(4)
Net cash used in financing activities	(415)	(448)	(783)	(446)

Net decrease in cash and cash equivalents	(18)	(423)	(53)	(5)
Cash and cash equivalents at beginning of period	3,982	3,772	4,017	3,354
Cash and cash equivalents at end of period	$3,964	$3,349	$3,964	$3,349

    See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At June 30, 2012, we owned or had partial ownership interests in and operated 130 mobile offshore drilling units.  As of this date, our fleet consisted of 50 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, 10 High-Specification Jackups, 44 Standard Jackups and one swamp barge.  In addition, we had two Ultra-Deepwater drillships and three High-Specification Jackups under construction.  See Note 11—Drilling Fleet.

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

Note 2—Significant Accounting Policies

Basis of presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 included in our annual report on Form 10-K filed on February 27, 2012.

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

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over an entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for investments in other entities if we do not have the ability to exercise significant influence over the unconsolidated entity.  See Note 5—Variable Interest Entities.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Share-based compensation—Share-based compensation expense was $25 million and $48 million for the three and six months ended June 30, 2012, respectively.  Share-based compensation expense was $27 million and $54 million for the three and six months ended June 30, 2011, respectively.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $12 million and $25 million for the three and six months ended June 30, 2012, respectively.  We capitalized interest costs for construction work in progress of $10 million and $25 million for the three and six months ended June 30, 2011, respectively.

Reclassifications—We have made certain reclassifications, which did not have an effect on net income, to prior period amounts to conform with the current period’s presentation.  These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 20—Subsequent Events.

Note 3—New Accounting Pronouncements

Recently Adopted Accounting Standards

Intangibles-goodwill and other—Effective January 1, 2012, we adopted the accounting standards update that amends the goodwill impairment testing requirements by giving an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether the two-step impairment test is required.  The update is effective for goodwill impairment tests performed for annual and interim periods beginning after December 15, 2011.  Our adoption did not have an effect on our condensed consolidated financial statements because a goodwill impairment test was not required in the six months ended June 30, 2012.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4—Correction of Errors in Previously Reported Consolidated Financial Statements

We perform assessments of our contingencies and corresponding assets for insurance recoveries on an ongoing basis to evaluate the appropriateness of our balances and disclosures for such contingencies and insurance recoveries.  We establish liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated.  We recognize corresponding assets for those loss contingencies that we believe are probable of being recovered through insurance.  In performing these assessments in the three months ended June 30, 2012, we identified an error in our previously issued financial statements for the year ended December 31, 2011 and the three months ended March 31, 2012 related to the recognition of assets for insurance recoveries related to legal and other costs totaling $67 million and $37 million, respectively, which we have concluded should not have been recorded because they were not probable of recovery.

We assessed the materiality of this error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), using both the rollover method and the iron curtain method, as defined in SAB 108, and concluded the error, inclusive of other adjustments discussed below, was immaterial to prior years but could be material to the current year.  Under SAB 108, if the prior year error that, if corrected in the current year, would be material to the current year, the prior year financial statements should be corrected, even though such correction previously was immaterial to the prior year financial statements.  Correcting prior year financial statements for immaterial errors does not require our previously filed reports to be amended, but rather these corrections will be made the next time we file the prior period consolidated financial statements.

In addition to the adjustments in 2011 and 2012 related to the assets for insurance recoveries, we recorded other adjustments related to the years ended December 31, 2011 and 2010 and the three months ended March 31, 2012 to correct for immaterial errors for repair and maintenance costs, income taxes, discontinued operations, and the allocation of net income attributable to noncontrolling interest.  These other adjustments were not previously recorded in the appropriate periods, as we concluded that they were immaterial to our previously issued consolidated financial statements.

For the three months ended March 31, 2012, the correction of these errors reduced income from continuing operations by $55 million and net income attributable to controlling interest by $32 million.  For the three and six month periods ended June 30, 2011, correction of these errors reduced income from continuing operations by $31 million and $34 million, respectively, and net income attributable to controlling interest by $31 million and $22 million, respectively.  For the year ended December 31, 2011, correction of these errors increased loss from continuing operations by $31 million and net loss attributable to controlling interest by $29 million.  For the year ended December 31, 2010, correction of these errors reduced income from continuing operations by $19 million and net income attributable to controlling interest by $35 million.  The summary of adjustments for increases and (decreases) to net income (loss) from continuing operations and net income (loss) attributable to controlling interest for the applicable periods were as follows (in millions):

	Three months ended		Six months ended	Years ended
	March 31, 2012	June 30, 2011	June 30, 2011	December 31, 2011	December 31, 2010

Legal and other costs	$(37)	$(19)	$(30)	$(67)	$—
Repair and maintenance costs	—	(32)	(48)	11	(11)
Income tax (expense) benefit	7	5	20	16	(4)
Other immaterial adjustments, net	(25)	15	24	9	(4)
Net adjustment to income from continuing operations	(55)	(31)	(34)	(31)	(19)
Net adjustment to income from discontinued operations, net of tax	14	—	(4)	(14)	—
Net adjustment to net income attributable to noncontrolling interest	9	—	16	16	(16)
Net adjustment to net income attributable to controlling interest	$(32)	$(31)	$(22)	$(29)	$(35)

The effects of the corrections of the errors on our consolidated statements of operations and balance sheets are presented in the tables below.  The corrections of the errors had no effect on our consolidated statements of comprehensive income (loss) other than the effect of the changes to net income (loss) for each period.  The corrections of the errors had no effect on the previously reported amounts of operating, investing, and financing cash flows in our consolidated statements of cash flows.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended March 31, 2012
	Previously reported	Adjustments	As adjusted
Operating revenues
Contract drilling revenues	$2,214	$6	$2,220
Other revenues	117	—	117
	2,331	6	2,337
Costs and expenses
Operating and maintenance	1,410	53	1,463
Depreciation and amortization	351	4	355
General and administrative	69	—	69
	1,830	57	1,887
Loss on impairment	(227)	—	(227)
Gain (loss) on disposal of assets, net	(4)	—	(4)
Operating income (loss)	270	(51)	219

Other income (expense), net
Interest income	15	—	15
Interest expense, net of amounts capitalized	(180)	—	(180)
Other, net	(7)	(11)	(18)
	(172)	(11)	(183)
Income (loss) from continuing operations before income tax expense	98	(62)	36
Income tax (benefit) expense	24	(7)	17
Income (loss) from continuing operations	74	(55)	19
Income (loss) from discontinued operations, net of tax	(15)	14	(1)

Net income (loss)	59	(41)	18
Net income (loss) attributable to noncontrolling interest	17	(9)	8
Net income (loss) attributable to controlling interest	$42	$(32)	$10

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$0.16	$(0.13)	$0.03
Earnings (loss) from discontinued operations	(0.04)	0.04	—
Earnings (loss) per share	$0.12	$(0.09)	$0.03

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$0.16	$(0.13)	$0.03
Earnings (loss) from discontinued operations	(0.04)	0.04	—
Earnings (loss) per share	$0.12	$(0.09)	$0.03

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Previously reported	Adjustments	As adjusted	Previously reported	Adjustments	As adjusted
Operating revenues
Contract drilling revenues	$2,096	$—	$2,096	$4,056	$—	$4,056
Other revenues	238	—	238	422	—	422
	2,334	—	2,334	4,478	—	4,478
Costs and expenses
Operating and maintenance	1,492	36	1,528	2,851	54	2,905
Depreciation and amortization	359	—	359	713	—	713
General and administrative	66	—	66	133	—	133
	1,917	36	1,953	3,697	54	3,751
Loss on impairment	(25)	—	(25)	(25)	—	(25)
Gain (loss) on disposal of assets, net	(1)	—	(1)	7	—	7
Operating income (loss)	391	(36)	355	763	(54)	709

Other income (expense), net
Interest income	5	—	5	20	—	20
Interest expense, net of amounts capitalized	(147)	—	(147)	(292)	—	(292)
Other, net	(5)	—	(5)	(2)	—	(2)
	(147)	—	(147)	(274)	—	(274)
Income (loss) from continuing operations before income tax expense	244	(36)	208	489	(54)	435
Income tax (benefit) expense	82	(5)	77	163	(20)	143
Income (loss) from continuing operations	162	(31)	131	326	(34)	292
Income (loss) from discontinued operations, net of tax	2	—	2	178	(4)	174

Net income (loss)	164	(31)	133	504	(38)	466
Net income (loss) attributable to noncontrolling interest	9	—	9	39	(16)	23
Net income (loss) attributable to controlling interest	$155	$(31)	$124	$465	$(22)	$443

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$0.47	$(0.09)	$0.38	$0.89	$(0.05)	$0.84
Earnings (loss) from discontinued operations	0.01	—	0.01	0.55	(0.01)	0.54
Earnings (loss) per share	$0.48	$(0.09)	$0.39	$1.44	$(0.06)	$1.38

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$0.47	$(0.09)	$0.38	$0.89	$(0.05)	$0.84
Earnings (loss) from discontinued operations	0.01	—	0.01	0.55	(0.01)	0.54
Earnings (loss) per share	$0.48	$(0.09)	$0.39	$1.44	$(0.06)	$1.38

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Year ended December 31, 2011			Year ended December 31, 2010
	Previously reported	Adjustments	As adjusted	Previously reported	Adjustments	As adjusted
Operating revenues
Contract drilling revenues	$8,380	$(6)	$8,374	$8,986	$—	$8,986
Other revenues	762	—	762	480	—	480
	9,142	(6)	9,136	9,466	—	9,466
Costs and expenses
Operating and maintenance	6,956	45	7,001	5,074	15	5,089
Depreciation and amortization	1,449	(4)	1,445	1,536	—	1,536
General and administrative	288	—	288	246	—	246
	8,693	41	8,734	6,856	15	6,871
Loss on impairment	(5,229)	—	(5,229)	(1,010)	—	(1,010)
Gain (loss) on disposal of assets, net	4	—	4	257	—	257
Operating income (loss)	(4,776)	(47)	(4,823)	1,857	(15)	1,842

Other income (expense), net
Interest income	44	—	44	23	—	23
Interest expense, net of amounts capitalized	(621)	—	(621)	(567)	—	(567)
Other, net	(81)	—	(81)	(23)	—	(23)
	(658)	—	(658)	(567)	—	(567)
Income (loss) from continuing operations before income tax expense	(5,434)	(47)	(5,481)	1,290	(15)	1,275
Income tax (benefit) expense	395	(16)	379	336	4	340
Income (loss) from continuing operations	(5,829)	(31)	(5,860)	954	(19)	935
Income (loss) from discontinued operations, net of tax	197	(14)	183	34	—	34

Net income (loss)	(5,632)	(45)	(5,677)	988	(19)	969
Net income (loss) attributable to noncontrolling interest	93	(16)	77	27	16	43
Net income (loss) attributable to controlling interest	$(5,725)	$(29)	$(5,754)	$961	$(35)	$926

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$(18.40)	$(0.05)	$(18.45)	$2.88	$(0.11)	$2.77
Earnings (loss) from discontinued operations	0.61	(0.04)	0.57	0.11	—	0.11
Earnings (loss) per share	$(17.79)	$(0.09)	$(17.88)	$2.99	$(0.11)	$2.88

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$(18.40)	$(0.05)	$(18.45)	$2.88	$(0.11)	$2.77
Earnings (loss) from discontinued operations	0.61	(0.04)	0.57	0.11	—	0.11
Earnings (loss) per share	$(17.79)	$(0.09)	$(17.88)	$2.99	$(0.11)	$2.88

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2011			December 31, 2010
	Previously reported	Adjustments	As adjusted	Previously reported	Adjustments	As adjusted
Assets
Cash and cash equivalents	$4,017	$—	$4,017	$3,394	$(40)	$3,354
Accounts receivable, net
Trade	2,049	—	2,049	1,653	—	1,653
Other	127	—	127	190	—	190
Materials and supplies, net	627	—	627	514	—	514
Deferred income taxes, net	142	—	142	115	—	115
Assets held for sale	26	—	26	—	—	—
Other current assets	621	(84)	537	329	43	372
Total current assets	7,609	(84)	7,525	6,195	3	6,198

Property and equipment	29,037	—	29,037	26,721	—	26,721
Property and equipment of consolidated variable interest entities	2,252	—	2,252	2,214	—	2,214
Less accumulated depreciation	8,760	(4)	8,756	7,616	—	7,616
Property and equipment, net	22,529	4	22,533	21,319	—	21,319
Goodwill	3,205	12	3,217	8,132	—	8,132
Other assets	1,745	12	1,757	1,165	—	1,165
Total assets	$35,088	$(56)	$35,032	$36,811	$3	$36,814

Liabilities and equity
Accounts payable	$880	$—	$880	$832	$—	$832
Accrued income taxes	89	—	89	109	—	109
Debt due within one year	1,942	—	1,942	1,917	—	1,917
Debt of consolidated variable interest entities due within one year	97	148	245	95	148	243
Other current liabilities	2,350	22	2,372	883	12	895
Total current liabilities	5,358	170	5,528	3,836	160	3,996

Long-term debt	10,756	—	10,756	8,354	—	8,354
Long-term debt of consolidated variable interest entities	741	(148)	593	855	(148)	707
Deferred income taxes, net	523	(4)	519	575	10	585
Other long-term liabilities	1,903	(10)	1,893	1,791	—	1,791
Total long-term liabilities	13,923	(162)	13,761	11,575	(138)	11,437

Commitments and contingencies
Redeemable noncontrolling interest	116	—	116	25	16	41

Shares	4,982	—	4,982	4,482	—	4,482
Additional paid-in capital	7,211	—	7,211	7,504	—	7,504
Treasury shares, at cost	(240)	—	(240)	(240)	—	(240)
Retained earnings	4,244	(64)	4,180	9,969	(35)	9,934
Accumulated other comprehensive loss	(496)	—	(496)	(332)	—	(332)
Total controlling interest shareholders’ equity	15,701	(64)	15,637	21,383	(35)	21,348
Noncontrolling interest	(10)	—	(10)	(8)	—	(8)
Total equity	15,691	(64)	15,627	21,375	(35)	21,340
Total liabilities and equity	$35,088	$(56)	$35,032	$36,811	$3	$36,814

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Variable Interest Entities

Consolidated variable interest entities—The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	June 30, 2012			December 31, 2011
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$—	$—	$—	$1,562	$673	$889
ADDCL	929	315	614	930	334	596
Total	$929	$315	$614	$2,492	$1,007	$1,485

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, is a variable interest entity for which we are the primary beneficiary.  Accordingly, we consolidate the operating results, assets and liabilities of ADDCL.

Transocean Pacific Drilling Inc. (“TPDI”), a consolidated British Virgin Islands company, met the definition of a variable interest entity for which we were the primary beneficiary.  On May 31, 2012, TPDI became a wholly owned subsidiary, and no longer meets the definition of a variable interest entity.  See Note 16—Redeemable Noncontrolling Interest.

Unconsolidated variable interest entities—As holder of two notes receivable and a lender under a working capital loan, we have a variable interest in Awilco Drilling plc (“Awilco”), a U.K. company listed on the Oslo Stock Exchange.  In the three months ended March 31, 2012, Awilco encountered operational downtime, both planned and unplanned, and disputed billings, at which time we reevaluated whether Awilco met the definition of a variable interest entity.  Based on our reevaluation, we determined that Awilco now met the definition of a variable interest entity since its equity at risk is insufficient to permit it to carry on its activities without additional subordinated financial support.  We also continue to believe that we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the entity’s economic performance.

The notes receivable were originally accepted in exchange for and are secured by two drilling units.  The notes receivable have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  The working capital loan, also secured by the two drilling units, has a stated interest rate of 10 percent and is payable in scheduled quarterly installments of principal and interest through maturity in January 2013.  We evaluate the credit quality and financial condition of Awilco quarterly.  The aggregate carrying amount of the notes receivable was $107 million and $110 million at June 30, 2012 and December 31, 2011, respectively.  The aggregate carrying amount of the working capital loan receivable was $11 million and $29 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, our aggregate exposure to loss on these receivable instruments was $118 million.

Note 6—Business Combination

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

As of October 3, 2011, the acquisition price included the following, measured at estimated fair value: current assets of $323 million, drilling rigs and other property and equipment of $1.8 billion, other assets of $756 million, and the assumption of long-term debt of $1.6 billion and other liabilities of $291 million.  The acquired assets included $901 million of cash investments restricted for the payment of certain assumed debt instruments.  The excess of the purchase price over the estimated fair value of net assets acquired was approximately $286 million, which was recorded as goodwill.  Certain fair value measurements have not been completed, and the acquisition price allocation remains preliminary due to the timing of the acquisition and due to the number of acquired assets and assumed liabilities.

We subsequently made adjustments to the estimated fair value of certain assets and liabilities, which are reflected in the amounts noted above, with a corresponding net increase to goodwill in the amount of $12 million.  We continue to review the estimated fair values of property and equipment and other assets and to evaluate the assumed tax positions and contingencies.

In the three and six months ended June 30, 2012, our operating revenues included approximately $100 million and $195 million of contract drilling revenues, respectively, associated with the operations of the two Harsh Environment, Ultra-Deepwater semisubmersibles that we acquired in our acquisition of Aker Drilling.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unaudited pro forma combined operating results, assuming the acquisition was completed as of January 1, 2011, were as follows (in millions, except per share data):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Operating revenues	$2,438	$4,682
Operating income	406	808
Income from continuing operations	$175	$339

Per share earnings from continuing operations
Basic	$0.52	$0.99
Diluted	$0.52	$0.99

The pro forma financial information includes various adjustments, primarily related to depreciation expense resulting from the fair value adjustments to the acquired property and equipment.  The pro forma information is not necessarily indicative of the results of operations had the acquisition of Aker Drilling been completed on the assumed dates or the results of operations for any future periods.

Note 7—Impairments

Assets held for sale—During the three and six months ended June 30, 2012, we recognized aggregate losses of $12 million ($0.03 per diluted share from continuing operations) and $29 million ($0.08 per diluted share from continuing operations), which had no tax effect, respectively, associated with the impairment of GSF Adriatic II and GSF Rig 136, which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amounts exceeded the estimated fair values less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representing Level 2 fair value measurements, including binding sale and purchase agreements for the drilling units and related equipment.

In the three and six months ended June 30, 2011, we recognized an aggregate loss of $25 million ($0.08 per diluted share from continuing operations), which had no tax effect, associated with the impairment of George H. Galloway, GSF Britannia, and GSF Labrador, which were classified as held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amounts exceeded the estimated fair values less costs to sell.  We estimated the fair values of the assets using significant other observable inputs, representing Level 2 fair value measurements, including binding sale and purchase agreements for the drilling units and related equipment.

Definite-lived intangible assets—During the six months ended June 30, 2012, we determined that the customer relationships intangible asset associated with our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow water of U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and we recognized a loss on impairment of $53 million ($37 million, or $0.11 per diluted share from continuing operations, net of tax) in the six months ended June 30, 2012.

Goodwill and other indefinite-lived intangible assets—As a result of our annual impairment test, performed as of October 1, 2011, we determined that the goodwill associated with our contract drilling services reporting unit was impaired due to a decline in projected cash flows and market valuations for this reporting unit.  In the year ended December 31, 2011, we recognized a loss on impairment, representing our best estimate, in the amount of $5.2 billion ($16.15 per diluted share from continuing operations), which had no tax effect.  In the six months ended June 30, 2012, we completed our analysis and recognized an incremental adjustment to our original estimate in the amount of $118 million ($0.34 per diluted share from continuing operations), which had no tax effect.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including cost, income, and market approaches.  Our valuation required us to project the future performance of our contract drilling services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.

During the six months ended June 30, 2012, we determined that the trade name intangible asset associated with our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for drilling management services.  We estimated the fair value of the trade name intangible asset using the relief from royalty method, a valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for drilling management services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the trade name intangible asset exceeded its fair value, and we recognized a loss on impairment of $39 million ($25 million, or $0.07 per diluted share from continuing operations, net of tax) in the six months ended June 30, 2012.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8—Income Taxes

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

Our estimated annual effective tax rates were 29.6 percent and 24.6 percent for the six months ended June 30, 2012 and 2011, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

Deferred taxes—The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	June 30, 2012	December 31, 2011
Valuation allowance for non-current deferred tax assets	$178	$183

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	June 30, 2012	December 31, 2011
Unrecognized tax benefits, excluding interest and penalties	$438	$515
Interest and penalties	193	256
Unrecognized tax benefits, including interest and penalties	$631	$771

We engage in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions in which we operate.  Both the ultimate resolutions of these tax matters and the timing of any resolution or closure of the tax audits are highly uncertain.  It is reasonably possible that the total amount of our existing liabilities for unrecognized tax benefits could increase or decrease in the next 12 months primarily due to the progression of open audits or the expiration of statutes of limitations.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2006.  For the three and six months ended June 30, 2012, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations, including interest and penalties, was $146 million and $194 million, respectively.

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

U.S. tax investigations—With respect to our 2004 U.S. federal income tax return, the U.S. tax authorities withdrew all of their previously proposed tax adjustments, including all claims related to transfer pricing.  In January 2012, a judge in the U.S. Tax Court entered a decision of no deficiency for the 2004 tax year and cancelled the trial previously scheduled to take place in February 2012.  With respect to our 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments.  In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  In July 2010, we filed a protest letter with the U.S. tax authorities responding to this assessment.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

In addition, the May 2010 assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions impacted our basis in our former subsidiary, TODCO, which we disposed of in 2004 and 2005.  The authorities are disputing the amount of capital losses that resulted from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on our U.S. federal income tax returns for 2006 through 2009.  The majority of the capital losses were unutilized and expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers in 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital loss to offset such gains.  These claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $295 million, excluding interest and penalties.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe that our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against any potential claims.

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $160 million, excluding interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments for the 2006 and 2007 audits in the aggregate amount of approximately $88 million, excluding interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  We believe that our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against potential claims.

In February 2012, we received an assessment from the U.S. tax authorities related to our 2008 and 2009 U.S. federal income tax returns.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These items would result in net adjustments of approximately $473 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2009 could increase substantially, and could have a material adverse effect on our consolidated results of operations and cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $115 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $70 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We have provided a parent company guarantee in the amount of approximately $117 million with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $206 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial has been scheduled for December 2012.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  In October 2011, the Norwegian authorities issued criminal indictments against a Norwegian tax attorney related to certain of our restructuring transactions and to the 2001 dividend payment.  The indicted Norwegian tax attorney worked for us in an advisory capacity on these transactions.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $309 million, jointly and severally, against our two subsidiaries, the two external advisors and the external tax attorney.  This compensation claim directly overlaps with an existing civil tax assessment and does not represent an incremental financial exposure to us.  In February 2012, the authorities dropped the previously existing tax assessment related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary on the same matter, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $98 million, plus a 75 percent penalty in the amount of $74 million and interest through December 31, 2011 in the amount of $143 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 9—Discontinued Operations

Oil and gas properties—In March 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited, our wholly owned oil and gas subsidiaries.  In October 2011, we completed the sale of Challenger Minerals (North Sea) Limited.  In April 2012, we completed the sale of the assets of Challenger Minerals Inc. for net cash proceeds of $7 million.  In May 2012, we received an additional $10 million of cash proceeds from the buyer of Challenger Minerals (North Sea) Limited, and recognized a gain on the disposal of discontinued operations in the amount of $10 million during the three and six months ended June 30, 2012.

Caspian Sea operations—In February 2011, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and, in the six months ended June 30, 2011, we recognized a gain on the disposal of the discontinued operations of $169 million ($0.52 per diluted share from discontinued operations), which had no tax effect.  Through June 2011, we continued to operate Trident 20 under a bareboat charter to perform services for the customer and the buyer reimbursed us for the approximate cost of providing these services.  Additionally, we provided certain transition services to the buyer through September 2011.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Summarized results of discontinued operations—The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating revenues	$2	$22	$5	$48
Costs and expenses	(3)	(18)	(5)	(41)
Loss on impairment (a)	—	—	(6)	—
Gain on disposal of discontinued operations, net	10	—	10	169
Income from discontinued operations before income tax expense	9	4	4	176
Income tax benefit (expense)	(2)	(2)	2	(2)
Income from discontinued operations, net of tax	$7	$2	$6	$174

_________________________
(a)
During the six months ended June 30, 2012, we recognized a loss on impairment of our oil and gas properties, which were classified as assets held for sale, in the amount of $6 million ($4 million or $0.01 per diluted share from discontinued operations, net of tax) since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.  We estimated fair value based on significant other observable inputs, representing a Level 2 fair value measurement, including a binding sale and purchase agreement for the properties.

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

	June 30, 2012	December 31, 2011
Assets
Oil and gas properties, net	$5	$24
Other related assets	2	2
Assets held for sale	$7	$26

Accounts receivable	$1	$6
Other assets	11	11
Other current assets	$12	$17

Liabilities
Accounts payable	$1	$3
Other liabilities	5	14
Other current liabilities	$6	$17

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Earnings Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$(311)	(311)	122	122	$(300)	(300)	269	269
Undistributed earnings allocable to participating securities	—	—	(1)	(1)	—	—	(2)	(2)
Income (loss) from continuing operations available to shareholders	$(311)	(311)	121	121	$(300)	(300)	267	267

Denominator for earnings (loss) per share
Weighted-average shares outstanding	353	353	320	320	352	352	319	319
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	1
Weighted-average shares for per share calculation	353	353	320	320	352	352	319	320

Per share earnings (loss) from continuing operations	$(0.88)	(0.88)	0.38	0.38	$(0.85)	(0.85)	0.84	0.84

For the three and six months ended June 30, 2012, respectively, 2.2 million and 2.0 million share-based awards were excluded from the calculation since the effect would have been anti-dilutive.  For the three and six months ended June 30, 2011, respectively, 1.5 million and 1.7 million share-based awards were excluded from the calculation since the effect would have been anti-dilutive.

The 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.  See Note 12—Debt.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Drilling Fleet

Expansion—Capital expenditures and other capital additions, including capitalized interest, for the six months ended June 30, 2012 and 2011 were as follows (in millions):

	Six months ended June 30,
	2012	2011
Construction work in progress, at beginning of period	$1,395	$1,484

Newbuild construction program
Transocean Ao Thai (a)	45	10
Transocean Honor (b)	35	76
Transocean Andaman (c)	26	70
Transocean Siam Driller (c)	26	70
Deepwater Asgard (d)	21	—
Deepwater Invictus (d)	13	—
Deepwater Champion (e)	—	76
Other construction projects	330	231
Total capital expenditures	496	533
Changes in accrued capital expenditures	32	(31)

Property and equipment placed into service
Transocean Honor (b)	(262)	—
Deepwater Champion (e)	—	(881)
Other property and equipment	(341)	(262)
Construction work in progress, at end of period	$1,320	$843
_______________________       ___
(a)
Transocean Ao Thai, a Keppel FELS Super B class design High-Specification Jackup, under construction at Keppel FELS’ yard in Singapore, is expected to commence operations in the fourth quarter of 2013.

(b)	Transocean Honor, a PPL Pacific Class 400 design High-Specification Jackup, commenced operations in May 2012.

(c)
Transocean Siam Driller and Transocean Andaman, two Keppel FELS Super B class design High-Specification Jackups, under construction at Keppel FELS’ yard in Singapore, are expected to commence operations in the first quarter of 2013.

(d)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to be ready to commence operations in the second quarter of 2014.

(e)	Deepwater Champion, an Ultra-Deepwater drillship, commenced operations in May 2011.

Dispositions—During the six months ended June 30, 2012, in connection with our efforts to dispose of non-strategic assets, we completed the sales of the Standard Jackups, GSF Adriatic II, GSF Rig 136, Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer, and related equipment.  In the three and six months ended June 30, 2012, we received aggregate net cash proceeds of $145 million and $179 million, respectively, and recognized a net gain on disposal of these assets in the amount of $64 million ($0.18 per diluted share from continuing operations), which had no tax effect (see Note 7—Impairments).  For the three and six months ended June 30, 2012, we recognized losses on disposal of unrelated assets in the amount of $9 million and $13 million, respectively.

During the six months ended June 30, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20 and the Standard Jackup Transocean Mercury.  The sale of Trident 20 reflected our decision to discontinue operations in the Caspian Sea (see Note 9—Discontinued Operations).  In connection with the sale of Transocean Mercury, we received net cash proceeds of $10 million and recognized a net gain on disposal of the drilling unit and related equipment in the amount of $9 million ($0.03 per diluted share from continuing operations), which had no tax effect.  For the three and six months ended June 30, 2011, we recognized losses on disposal of unrelated assets in the amount of $1 million and $2 million, respectively.

Assets held for sale—During the six months ended June 30, 2012, we committed to a plan to sell our Standard Jackup Trident 17.  At June 30, 2012, the drilling unit and related equipment were classified as assets held for sale with an aggregate net carrying amount of $2 million.  See Note 20—Subsequent Events.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	June 30, 2012			December 31, 2011
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
5% Notes due February 2013	$252	$—	$252	$253	$—	$253
5.25% Senior Notes due March 2013 (a)	505	—	505	507	—	507
TPDI Credit Facilities due March 2015	438	—	438	—	473	473
4.95% Senior Notes due November 2015 (a)	1,121	—	1,121	1,120	—	1,120
Aker Revolving Credit and Term Loan Facility due December 2015	174	—	174	594	—	594
5.05% Senior Notes due December 2016 (a)	999	—	999	999	—	999
Callable Bonds due February 2016	265	—	265	267	—	267
ADDCL Credit Facilities due December 2017	—	205	205	—	217	217
Eksportfinans Loans due January 2018	815	—	815	884	—	884
6.00% Senior Notes due March 2018 (a)	998	—	998	998	—	998
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
TPDI Notes due October 2019	—	—	—	—	148	148
6.50% Senior Notes due November 2020 (a)	899	—	899	899	—	899
6.375% Senior Notes due December 2021 (a)	1,199	—	1,199	1,199	—	1,199
7.45% Notes due April 2027 (a)	97	—	97	97	—	97
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7% Notes due June 2028	311	—	311	311	—	311
Capital lease contract due August 2029	667	—	667	676	—	676
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.50% Series B Convertible Senior Notes due December 2037 (a)	—	—	—	30	—	30
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,693	—	1,693	1,663	—	1,663
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
7.35% Senior Notes due December 2041 (a)	300	—	300	300	—	300
Total debt	12,634	205	12,839	12,698	838	13,536
Less debt due within one year
5% Notes due February 2013	252	—	252	—	—	—
5.25% Senior Notes due March 2013 (a)	505	—	505	—	—	—
TPDI Credit Facilities due March 2015	70	—	70	—	70	70
Aker Revolving Credit and Term Loan Facility due December 2015	90	—	90	90	—	90
ADDCL Credit Facilities due November 2017	—	28	28	—	27	27
Eksportfinans Loans due January 2018	142	—	142	142	—	142
TPDI Notes due October 2019	—	—	—	—	148	148
Capital lease contract due August 2029	20	—	20	17	—	17
1.50% Series B Convertible Senior Notes due December 2037 (a)	—	—	—	30	—	30
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,693	—	1,693	1,663	—	1,663
Total debt due within one year	2,772	28	2,800	1,942	245	2,187
Total long-term debt	$9,862	$177	$10,039	$10,756	$593	$11,349
__________________       ________
(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the Five-Year Revolving Credit Facility.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.  See Note 19—Condensed Consolidating Financial Information.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series C Convertible Senior Notes in December 2012.  At June 30, 2012, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending June 30,
2013	$2,792	$28	$2,820
2014	316	29	345
2015	463	31	494
2016	1,519	61	1,580
2017	1,169	36	1,205
Thereafter	6,365	20	6,385
Total debt, excluding unamortized discounts, premiums and fair value adjustments	12,624	205	12,829
Total unamortized discounts, premiums and fair value adjustments, net	10	—	10
Total debt	$12,634	$205	$12,839

Five-Year Revolving Credit Facility—We have a $2.0 billion revolving credit facility established by the Five-Year Revolving Credit Facility Agreement dated November 1, 2011 (the “Five-Year Revolving Credit Facility”).  Throughout the term of the Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.13 percent to 0.33 percent, based on our Debt Rating, and was 0.275 percent at June 30, 2012.  At June 30, 2012, we had $24 million in letters of credit issued and outstanding, we had no borrowings outstanding, and we had $2.0 billion available borrowing capacity under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our other subsidiaries participates as a lender in the senior and junior term loans with an aggregate commitment of $595 million.  At June 30, 2012, $875 million was outstanding under the TPDI Credit Facilities, of which $437 million was due to the other subsidiary and was eliminated in consolidation.  On June 30, 2012, the weighted-average interest rate was 2.1 percent.  See Note 13—Derivatives and Hedging and Note 16—Redeemable Noncontrolling Interest.

At June 30, 2012, TPDI had an outstanding letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  Additionally, TPDI is required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the TPDI Credit Facilities.  TPDI had restricted cash investments of $23 million at June 30, 2012 and December 31, 2011.

Aker Revolving Credit and Term Loan Facility—Aker Drilling has a credit facility established by the Revolving Credit and Term Loan Facility Agreement dated February 21, 2011 (the “Aker Revolving Credit and Term Loan Facility”), comprised of a $500 million revolving credit facility (the “Aker Revolving Credit Facility”) and a $400 million term loan (the “Aker Term Loan”), which is secured by Transocean Spitsbergen and Transocean Barents and guaranteed by Transocean Ltd.

During the six months ended June 30, 2012, we prepaid $138 million of borrowings under the Aker Term Loan, and we recognized a loss on retirement of debt in the amount of less than $1 million.  At June 30, 2012, we had $173 million of borrowings outstanding under the Aker Term Loan and no borrowings outstanding under the Aker Revolving Credit Facility.  On June 30, 2012, the weighted-average interest rate of borrowings under the Aker Term Loan was 3.0 percent.

Callable Bonds—Aker Drilling is the obligor on the FRN Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “FRN Callable Bonds”) and the 11% Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “11% Callable Bonds,” and together with the FRN Callable Bonds, the “Callable Bonds”), which are publicly traded on the Oslo Stock Exchange.  At June 30, 2012, the total aggregate principal amounts of the FRN Callable Bonds and the 11% Callable Bonds were NOK 940 million and NOK 560 million, equivalent to $158 million and $94 million, respectively, using an exchange rate of NOK 5.95 to US $1.00.  At June 30, 2012, the interest rate on the FRN Callable Bonds was 9.3 percent.  See Note 13—Derivatives and Hedging.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  At June 30, 2012, $177 million was outstanding under Tranche A at a weighted-average interest rate of 1.5 percent.  At June 30, 2012, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”), for which one of our subsidiaries provides 65 percent of the total commitment.  At June 30, 2012, $80 million was outstanding under the ADDCL Secondary Loan Facility, of which $52 million was due to one of our subsidiaries and has been eliminated in consolidation.  On June 30, 2012, the weighted-average interest rate was 3.6 percent.

ADDCL is required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the ADDCL Credit Facilities.  ADDCL had restricted cash investments of $17 million and $16 million at June 30, 2012 and December 31, 2011, respectively.

Eksportfinans Loans—The Eksportfinans Loans require cash collateral to remain on deposit at a financial institution (the “Aker Restricted Cash Investments”) through expiration.  The aggregate principal amount of the Aker Restricted Cash Investments was $819 million and $889 million at June 30, 2012 and December 31, 2011, respectively.

TPDI Notes—TPDI had previously issued promissory notes (the “TPDI Notes”), which had maturities through October 2019 and were payable to one of our subsidiaries and its former second shareholder, Quantum Pacific Management Limited (“Quantum”).  On May 31, 2012, in connection with the exchange of Quantum’s interest in TPDI for our shares, the TPDI Notes payable to Quantum were extinguished and contributed as additional paid-in capital.  See Note 16—Redeemable Noncontrolling Interest.

1.50% Series B and 1.50% Series C Convertible Senior Notes—Including amortization of the unamortized discount, the effective interest rates for the Series C Convertible Senior Notes was 5.28 percent.  At June 30, 2012, the remaining period over which the discount will be amortized is less than one year.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest expense
Series B Convertible Senior Notes due 2037	$—	$20	$—	$40
Series C Convertible Senior Notes due 2037	22	21	43	41

The carrying amounts of the liability components of the outstanding Convertible Senior Notes were as follows (in millions):

	June 30, 2012			December 31, 2011
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series B Convertible Senior Notes due 2037	$—	$—	$—	$30	$—	$30
Series C Convertible Senior Notes due 2037	1,722	(29)	1,693	1,722	(59)	1,663

In March 2012, we redeemed the remaining $30 million of aggregate principal amount of our Series B Convertible Senior Notes for an aggregate cash payment of $30 million.

The carrying amounts of the equity components of the outstanding Convertible Senior Notes were as follows (in millions):

	June 30, 2012	December 31, 2011
Carrying amount of equity component
Series B Convertible Senior Notes due 2037	$—	$4
Series C Convertible Senior Notes due 2037	276	276

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13—Derivatives and Hedging

Derivatives designated as hedging instruments—Two of our wholly owned subsidiaries have interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset changes in the fair value of the hedged fixed-rate notes.  Through the stated maturities of the interest rate swaps, we receive semi-annual interest at a fixed rate equal to that of the underlying debt instrument and pay variable interest semi-annually at three-month London Interbank Offered Rate plus a margin.

One of our wholly owned subsidiaries had previously entered into interest rate swaps, which were designated and qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 4.95% Senior Notes due November 2015.  In the three months ended June 30, 2012, we terminated these interest rate swaps and received an aggregate net cash payment of $23 million.

TPDI has interest rate swaps, which have been designated and qualify as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities through December 31, 2014.  The aggregate notional amount corresponds with the aggregate outstanding amount of the borrowings under the TPDI Credit Facilities.

Aker Drilling has cross-currency interest rate swaps, which have been designated and qualify as a cash flow hedge, to reduce the variability of cash interest payments and the final principal payment, due at maturity in February 2016, associated with the changes in the U.S. dollar to Norwegian kroner exchange rate.  The aggregate notional amount corresponds with the aggregate outstanding amount of the 11% Callable Bonds.

At June 30, 2012, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount		Fixed or variable rate	Weighted average rate
Interest rate swaps, fair value hedges	$750	variable	3.6%		$750	fixed	5.2%
Interest rate swaps, cash flow hedges	$420	fixed	2.4%		$420	variable	0.5%
Cross-currency swaps, cash flow hedges	$102	fixed	8.9%	NOK	560	fixed	11.0%

The effect on our condensed consolidated statements of operations resulting from derivatives designated as cash flow hedges was as follows (in millions):

		Three months ended June 30,		Six months ended June 30,
	Statement of operations classification	2012	2011	2012	2011
Loss associated with effective portion	Interest expense, net of amounts capitalized	$2	$3	$3	$5
Loss associated with effective portion	Other, net	4	—	—	—

The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, including accrued interest, were as follows (in millions):

	Balance sheet classification	June 30, 2012	December 31, 2011
Interest rate swaps, fair value hedges	Other current assets	$11	$5
Interest rate swaps, fair value hedges	Other assets	—	31
Interest rate swaps, cash flow hedges	Other long-term liabilities	15	16
Cross-currency swaps, cash flow hedges	Other current assets	1	—
Cross-currency swaps, cash flow hedges	Other long-term liabilities	7	7

        Derivatives not designated as hedging instruments—In connection with our acquisition of Aker Drilling, we assumed certain derivatives not designated as hedging instruments.  In the three months ended June 30, 2012, we terminated the interest rate swaps not designated as hedging instruments and made an aggregate cash payment of $14 million.  The effect on our condensed consolidated statements of operations resulting from changes in the fair values of derivatives not designated as hedging instruments was as follows (in millions):

		Three months ended June 30,		Six months ended June 30,
	Statement of operations classification	2012	2011	2012	2011
Loss associated with undesignated interest rate swaps	Interest expense, net of amounts capitalized	$—	$—	$1	$—

The balance sheet classification and aggregate carrying amount of our derivatives not designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	June 30, 2012	December 31, 2011
Interest rate swaps, undesignated	Other long-term liabilities	$—	$15

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14—Postemployment Benefit Plans

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

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended June 30, 2012				Three months ended June 30, 2011
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$12	$9	$—	$21	$11	$5	$1	$17
Interest cost	15	8	—	23	15	6	—	21
Expected return on plan assets	(16)	(8)	—	(24)	(16)	(7)	—	(23)
Settlements and curtailments	—	—	—	—	1	—	—	1
Actuarial losses, net	10	1	—	11	6	—	—	6
Prior service cost, net	(1)	—	—	(1)	(1)	—	(1)	(2)
Transition obligation, net	—	—	—	—	—	1	—	1
Net periodic benefit costs	$20	$10	$—	$30	$16	$5	$—	$21

Funding contributions	$100	$9	$1	$110	$55	$6	$2	$63

	Six months ended June 30, 2012				Six months ended June 30, 2011
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$24	$16	$—	$40	$22	$10	$1	$33
Interest cost	29	13	1	43	29	11	1	41
Expected return on plan assets	(31)	(13)	—	(44)	(32)	(12)	—	(44)
Settlements and curtailments	2	—	—	2	1	—	—	1
Actuarial losses, net	20	2	—	22	12	—	—	12
Prior service cost, net	(1)	—	—	(1)	(1)	—	(1)	(2)
Transition obligation, net	—	—	—	—	—	1	—	1
Net periodic benefit costs	$43	$18	$1	$62	$31	$10	$1	$42

Funding contributions	$103	$17	$2	$122	$68	$13	$3	$84

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15—Contingencies

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

We are currently unable to estimate the full impact the Macondo well incident will have on us.  We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  As of June 30, 2012, we have recognized a liability for such loss contingencies in the amount of $2.0 billion.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which we do not believe a reasonable estimate can be made.  These contingencies could increase the liabilities we ultimately recognize.  As of June 30, 2012, we have also recognized an asset of $235 million associated with the portion of our estimated losses that we believe is recoverable from insurance primarily related to personal injury and fatality claims of our crew and vendors.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident or our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  As of December 31, 2011, the amount of the estimated liability was $1.2 billion, and the estimated recoverable amount was $237 million.

Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  The first phase of a three-phase trial was scheduled to commence on March 5, 2012.  However, on March 2, 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement agreement was filed with the MDL Court on April 28, 2012 and provides that (a) the BP/PSC Settlement is subject to court approvals, (b) to the extent permitted by law, BP will assign to the settlement class certain of BP’s claims, rights and recoveries against us for damages with protections such that the settlement class is barred from collecting any amounts from us unless it is finally determined that we cannot recover such amounts from BP, and (c) the settlement class releases all claims for compensatory damages against us but purports to retain claims for punitive damages against us.  On May 2, 2012, the MDL Court granted preliminary approval of the economic and property damage class settlement between BP and the PSC and has scheduled a fairness hearing for approval of the settlement for November 8, 2012.  After giving consideration to the BP/PSC Settlement, the MDL Court ordered that the first phase of the trial, at which liability will be determined, be rescheduled for January 14, 2013.  There can be no assurance as to the outcome of the trial, as to the timing of any phase of trial, that we will not enter into a settlement as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlement.

In April 2011, several defendants in the Macondo well litigation before the Multi-District Litigation Panel (the “MDL”) filed cross-claims or third-party claims against us and certain of our subsidiaries, and other defendants.  BP filed a claim seeking contribution under the Oil Pollution Act of 1990 (“OPA”) and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owned a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  As part of the BP/PSC Settlement, one  or more of these claims against us and certain of our subsidiaries may be assigned to the PSC settlement class.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims for indemnity and contribution.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Notices of alleged non-compliance—The Department of the Interior’s Bureau of Safety and Environmental Enforcement issued four notices of alleged non-compliance with regulatory requirements to us on October 12, 2011.  While we cannot predict or provide assurance as to the full outcome of these citations, they could result in the assessment of civil penalties.  Our appeal is stayed by mutual agreement with the Department of Interior until a ruling is issued in the MDL.

Insurance coverage—At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, excluding a $15 million deductible and a $50 million self-insured layer through our wholly owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  The first four excess layers have similar coverage and contractual terms, while the $250 million fifth layer is on a different policy form, which varies to some extent from the underlying coverage and contractual terms.  Generally, we believe that the policy forms for all layers include coverage for personal injury and fatality claims of our crew and vendors, actual and compensatory damages, punitive damages and related legal defense costs and that the policy forms for the first four excess layers provide coverage for fines; however, we do not expect payments deemed to be criminal in nature to be covered by any of the layers.

In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our excess liability insurance program.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  In response, our wholly owned captive insurance subsidiary and our first four excess layer insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligations to BP, Anadarko and MOEX.  We are parties to the declaratory judgment actions, which have been transferred to the MDL for discovery and other purposes in the MDL Court.  On November 15, 2011, the MDL Court ruled that BP’s coverage rights are limited to the scope of our indemnification of BP in the drilling contract.  A final judgment was entered against BP, Anadarko and MOEX, and BP has filed an appeal.  While we cannot predict when the appellate court will hear arguments or the outcome of the appeal, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  The appellate proceeding is in the briefing stage.  We believe that additional insured coverage for BP, Anadarko or MOEX under the $250 million fifth layer of our insurance program is also limited to the scope of our indemnification of BP under the drilling contract.

Additionally, our first layer of excess insurers filed interpleader actions on June 17, 2011.  The insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In these actions, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties to the interpleader actions have executed a protocol agreement to facilitate the reimbursement and funding of settlements of personal injury and fatality claims of our crew and vendors using insurance funds and claims have been submitted to the court for review.  The court has not yet issued any rulings and no payments have yet been received.

See Note 20—Subsequent Events.

Litigation—As of June 30, 2012, 374 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of June 30, 2012, we have been named, along with other unaffiliated defendants, in nine complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Per the order of the MDL, these claims have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP, MI-SWACO, Weatherford Ltd. and Cameron and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of June 30, 2012, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 155 pending individual complaints as well as 179 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  These actions have been transferred to the MDL.  See “—Contractual indemnity.”

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Federal securities claims—Two federal securities law class actions were pending in the U.S. District Court, Southern District of New York, naming us and certain of our officers and directors as defendants.  One of these actions, which was dismissed on March 20, 2012, generally alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5, as promulgated under the Exchange Act, and Section 20(a) of the Exchange Act in connection with the Macondo well incident.  The plaintiffs sought awards of unspecified economic damages, including damages resulting from the decline in our stock price after the Macondo well incident.  The plaintiffs chose not to file an appeal, and this case is now closed.  The other action, which is still pending, was filed by a former GlobalSantaFe Corporation shareholder, alleging that the joint proxy statement related to the GlobalSantaFe Corporation shareholder meeting in connection with our merger with GlobalSantaFe Corporation violated Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that GlobalSantaFe Corporation shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks rescissory and compensatory damages.  The defendants filed a motion to dismiss that resulted in the dismissal of one of two plaintiffs on March 30, 2012 and the subsequent filing of an amended complaint.  A motion to dismiss the remaining named plaintiff is pending.

Other federal statutes—Several of the claimants have made assertions under the statutes, including the Clean Water Act, the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Air Act, the Comprehensive Environmental Response Compensation and Liability Act and the Emergency Planning and Community Right-to-Know Act.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed by our shareholders naming us as a nominal defendant and certain of our officers and directors as defendants in the District Courts of the State of Texas.  These cases have been consolidated in state court in Harris County, Texas.  Plaintiffs filed an amended consolidated complaint on June 25, 2012, alleging breach of fiduciary duty, unjust enrichment, and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking, on our behalf, restitution and disgorgement of all profits, benefits and other compensation from the defendants, as well as injunctive relief.  Defendants expect to file a motion to dismiss in August 2012.

U.S. Department of Justice claims—On December 15, 2010, the U.S. Department of Justice (“DOJ”) filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under OPA and the Clean Water Act, including claims for per barrel civil penalties of up to $1,100 per barrel or up to $4,300 per barrel if gross negligence or willful misconduct is established, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The U.S. government has estimated that up to 4.1 million barrels of oil were discharged and subject to penalties.  The complaint asserts that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  On December 6, 2011, the DOJ filed a motion for partial summary judgment seeking a ruling that we were jointly and severely liable under OPA, and liable for civil penalties under the Clean Water Act, for all of the discharges from the Macondo well on the theory that discharges not only came from the well but also from the blowout preventer and riser, appurtenances of Deepwater Horizon.

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

The DOJ is also conducting a criminal investigation into the Macondo well incident.  On March 7, 2011, the DOJ announced the formation of a new task force to lead the criminal investigation.  The task force served us with informal requests for documents in March 2011, and a grand jury issued a subpoena requesting documents from us on April 13, 2011.  We have had a number of communications with the task force since that time, and the task force has made informal requests for additional information from us from time to time.  The task force is investigating possible violations by us and certain unaffiliated parties of the Clean Water Act, the Migratory Bird Treaty Act, the Refuse Act, the Endangered Species Act, and the Seaman’s Manslaughter Act, among other federal statutes, and possible criminal liabilities including fines under those statutes and under the Alternative Fines Act.  Under the Alternatives Fines Act, a corporate defendant convicted of a criminal offense may be subject to a fine in the amount of twice the gross pecuniary loss suffered by third parties as a result of the offense.  If we are charged with or convicted of certain criminal offenses, we may be subject to suspension or debarment as a contractor or subcontractor on certain government contracts, including leases.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

State and other government claims—In June 2010, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a consolidated compliance order and notice of potential penalty to us and certain of our subsidiaries asking us to eliminate and remediate discharges of oil and other pollutants into waters and property located in the State of Louisiana, and to submit a plan and report in response to the order.  In October 2010, the LDEQ rescinded its enforcement actions against us and our subsidiaries but reserved its rights to seek civil penalties for future violations of the Louisiana Environmental Quality Act.

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

On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is preempted by maritime law, notwithstanding OPA’s savings provisions.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties.  Certain Louisiana parishes have appealed portions of this ruling, and appellate action is in the briefing stage.  We cannot predict when the appellate court will hear arguments or the outcome of the appeal.

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

On March 15, 2012, Chevron publicly announced that it had identified a new sheen in Frade field whose source was determined to be seepage from an 800-meter fissure 3 kilometers away from the location of the November incident.  Chevron and the Brazilian National Agency of Petroleum have publicly stated that, while further studies are being conducted, the new seepage, which was estimated by Chevron, at the time, to be five liters, is now believed to be unrelated to the November incident.

On or about December 13, 2011, a federal prosecutor in the town of Campos in Rio de Janeiro State filed a civil public action against Chevron and us seeking BRL 20.0 billion, equivalent to approximately $10.0 billion, and seeking a preliminary and permanent injunction preventing Chevron and us from operating in Brazil.  The prosecutor amended the requested injunction on December 15, 2011, to seek to prevent Chevron and us from conducting extraction or transportation activities in Brazil and to seek to require Chevron to stop the release and remediate its effects.  On January 11, 2012, a judge of the federal court in Campos issued an order finding that the case should be transferred to the federal court in Rio de Janeiro.  The prosecutor has appealed this jurisdictional decision, and that appeal remains pending.  On February 24, 2012, the court in Rio de Janeiro issued an order denying the federal prosecutor’s request for a preliminary injunction.  The prosecutor further appealed this decision, and a three-judge panel heard the appeal on May 8, 2012.  See Note 20—Subsequent Events.

On March 28, 2012, the original trial court complaint was served on us.  On May 24, 2012, we filed our responsive papers, in the form of a defense.  The lawsuit will continue in the trial court, and there remains a risk that Brazilian authorities could temporarily or permanently enjoin us from further operations in Brazil.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

On December 21, 2011, a federal police marshal investigating the release filed a report with the federal court in Rio de Janeiro State recommending the indictment of Chevron, us, and 17 individuals, five of whom are our employees.  The report recommended indictment on four counts, three alleging environmental offenses and one alleging false statements by Chevron in connection with its cleanup efforts.  The federal court in Rio de Janeiro State forwarded the report to the federal court in Campos for a decision on the proper jurisdiction for the matter.  On March 16, 2012, the Campos federal prosecutor sought and obtained from a special duty judge in Rio de Janeiro injunctions against the 17 individuals preventing them from leaving the country without court permission and requiring the Campos court to obtain their passports.  On March 21, 2012, the Campos prosecutor issued the recommended indictments against the two companies and the 17 individuals.  The prosecutor requested that the defendants be enjoined from disposing of property and that bail be set at BRL 10 million for the companies and BRL 1 million for the individuals.  The Campos court ruled that it does not have jurisdiction over the matter, and the file was transferred to the court in Rio de Janerio.  On or about June 15, 2012, the Rio de Janeiro court amended the travel order to state that the individuals could receive their passports back and travel with prior notice to the court.  The indictments must be approved by a court of competent jurisdiction to become effective.  As of June 30, 2012, the court has not yet approved the indictments

On March 27, 2012, the union of oil industry workers in Brazil, Federacao Unica dos Petroleiros (“FUP”), filed a civil lawsuit in federal court in Rio de Janeiro against Chevron and us alleging a number of claims, including negligence on our part, and seeking a permanent injunction enjoining our operations in Brazil.  The lawsuit sought unspecified damages.  On or about April 16, 2012, the court issued an order transferring this case to the same court in Rio de Janeiro in which the initial civil public action is pending. On or about May 1, 2012, the Rio de Janeiro court dismissed this lawsuit, without prejudice, as duplicative of the other civil lawsuits.

On or about April 3, 2012, the same federal prosecutor who filed the original civil public action and the criminal indictments filed a new civil lawsuit against Chevron and us in federal court in Campos.  The lawsuit alleges the new seepage discovered in March 2012 is related to the November 2011 incident and release.  The lawsuit seeks an additional BRL 20.0 billion in damages.  On April 16, 2012, this case was transferred to Rio de Janeiro.  On June 15, 2012, the Rio de Janeiro court held that the case was not related to the first civil lawsuit and will be assigned to a new court.  We have not been served in this matter to date.

The drilling services and charter contracts between Chevron and us provide, among other things, for Chevron to indemnify and defend us for claims based on pollution or contamination originating from below the surface of the water, including claims for control or removal or property loss or damage, including but not limited to third-party claims and liabilities, with an excludable amount of $250,000 per occurrence if the claim arises from our negligence.  We have submitted a claim for indemnity and defense to Chevron under these contracts.  Chevron responded that our request was premature, and requested that we confirm our intent to indemnify and defend Chevron regarding alleged violations of safety regulations aboard Sedco 706 that have resulted in the issuance of notices of infractions and any other claims or liabilities that may fall within our legal obligations.  Discussions between Chevron and us are ongoing.

We intend to defend ourselves vigorously against any claims that are brought based on the incident.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Asbestos Litigation–In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  Each individual plaintiff was subsequently required to file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  The amended complaints resulted in two of our subsidiaries being named as direct defendants in seven cases each.  We have or may have an indirect interest in an additional 12 cases, for a total of 26 cases of interest.  The complaints generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  All of these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the court to reside over all the cases, and none of the 14 cases in which we are a named defendant have been scheduled for trial or pre-trial discovery.  The preliminary information available on these claims is not sufficient to determine if there is an identifiable period for alleged exposure to asbestos, whether any asbestos exposure in fact occurred, the vessels potentially involved in the claims, or the basis on which the plaintiffs would support claims that their injuries were related to exposure to asbestos.  However, the initial evidence available would suggest that we would have significant defenses to liability and damages.  None of our companies have manufactured or distributed drilling mud or additives for same, and the handling of such additives by one of our employees would be a relatively infrequent occurrence that likely would have involved a non-asbestos product.  In 2011, the Special Master issued a ruling that a Jones Act employer defendant, such as us, cannot be sued for punitive damages, and this ruling has now been obtained in three of our 14 cases.  To date, seven of the 769 cases have gone to trial against defendants who allegedly manufactured or distributed drilling mud additives.  None of these cases have involved an individual Jones Act employer, and we have not been a defendant in any of these cases.  Two of the cases resulted in defense verdicts, and one case ended with a hung jury.  Four cases resulted in verdicts for the plaintiff.  Because the jury awarded punitive damages, two of these cases resulted in a substantial verdict in favor of the plaintiff; however, both of these verdicts have since been vacated by the trial court.  The first plaintiff verdict was vacated on the basis that the plaintiff failed to meet its burden of proof.  While the court’s decision is consistent with our general evaluation of the strength of these cases, it is currently being reviewed on appeal.  The second plaintiff verdict was vacated because the presiding judge was removed from hearing any asbestos cases due to a conflict of interest, but when this case ultimately went to trial earlier this year, it resulted in a defense verdict.  The two remaining plaintiff verdicts are under appeal by the defendants.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly as the beneficiary of a qualified settlement fund, funding from settlements with insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers, and funds received from the commutation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2012, the subsidiary was a defendant in approximately 899 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 2,087 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990.  Through June 30, 2012, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of approximately $182 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, one of our Brazilian subsidiaries received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of approximately $234 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We responded to the assessment on December 22, 2010, and we currently believe that a substantial majority of the assessment is without merit.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  As of June 30, 2012, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

On March 11, 2010, the Co-Defendant filed a motion for leave to amend the pending litigation in Avoyelles Parish to add GlobalSantaFe Corporation, Transocean Worldwide Inc., its successor, and two other subsidiaries under the single business enterprise doctrine contained in Louisiana law, as well as various additional insurers.  The single business enterprise doctrine is similar to corporate veil piercing doctrines.  A subsequent amendment added a claim for abuse of process under Louisiana law for an earlier bankruptcy filed by the subsidiary in Delaware, which was ultimately dismissed by a bankruptcy court and various other actions undertaken by our subsidiary, GlobalSantaFe Corporation and Transocean Worldwide Inc.  Judgment was granted on a motion in favor of the Co-Defendant on the single business enterprise claims on July 16, 2012.

A scheduling order has been entered in the Avoyelles Parish lawsuit and a jury trial is set on these matters for September 17, 2012.  Discovery is ongoing.  In addition to the motion on the single business enterprise claims, which was granted in favor of the Co-Defendant on July 16, 2012, various other motions for partial summary judgment have been filed by the subsidiary seeking to have certain claims of the Co-Defendant dismissed as prescribed under Louisiana law and to address insurance coverage for the claims.  These other motions are scheduled to be heard on August 17, 2012.

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

Retained risk

Our hull and machinery and excess liability insurance program consists of commercial market and captive insurance policies.  We periodically evaluate our insurance limits and self-insured retentions.  As of June 30, 2012, the insured value of our drilling rig fleet was approximately $31.7 billion, excluding our rigs under construction.

Hull and machinery coverage—Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have additional coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our remaining excess liability coverage described below.  However, we generally retain the risk for all hull and machinery exposures for our Standard Jackups and swamp barge, which are self-insured through our wholly owned captive insurance company.

Excess liability coverage—We carry $775 million of commercial market excess liability coverage, exclusive of the deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we have retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retain the risk for any liability losses in excess of $825 million.

Other insurance coverage—We also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

We have elected to self-insure operators extra expense coverage for ADTI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of a contractually agreed amount, generally $50 million.

We do not generally carry commercial market insurance coverage for loss of revenue unless it is contractually required.  We do not generally carry commercial market insurance coverage for physical damage losses, including liability for wreck removal expenses, to our fleet caused by named windstorms in the U.S. Gulf of Mexico and war perils worldwide.

Letters of credit and surety bonds

We had outstanding letters of credit totaling $578 million and $650 million at June 30, 2012 and December 31, 2011, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  We had outstanding surety bonds totaling $12 million at June 30, 2012 and December 31, 2011.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16—Redeemable Noncontrolling Interest

On February 29, 2012, Quantum exercised its rights under the put option agreement to exchange its interest in TPDI for our shares or cash, at its election.  Based on the redemption value of Quantum’s interest as of that date, we adjusted the carrying amount of the noncontrolling interest and reclassified Quantum’s interest to other current liabilities with a corresponding adjustment in the amount of $106 million to retained earnings within shareholders’ equity.  We measured the estimated fair value of Quantum’s interest using significant other observable inputs, representing a Level 2 fair value measurement.

On March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI’s indebtedness, as defined in the put option agreement.  Quantum had the right, prior to closing of this exchange, to change its election to cash, net of Quantum’s share of TPDI’s indebtedness.

The carrying amount of Quantum’s interest was measured at its estimated fair value through settlement of the exchange transaction on May 31, 2012, resulting in an adjustment of $25 million to increase the liability with corresponding adjustments to other expense on our condensed consolidated statement of operations.  On May 31, 2012, we issued 8,695,351 shares to Quantum in a non-cash exchange for its interest in TPDI to satisfy our obligation, resulting in an adjustment of $134 million and $233 million to shares and additional paid-in capital, respectively.  The adjustment included the extinguishment of $148 million of TPDI Notes payable to Quantum and accrued and unpaid interest of $16 million.  As a result of this transaction, TPDI became our wholly owned subsidiary.

In accordance with the terms of the put option agreement, the final cash settlement based on 50 percent of TPDI’s working capital at May 29, 2012 is due within 65 days of closing the transaction.  At June 30, 2012, the carrying amount of our liability for the final cash settlement was $72 million, recorded in other current liabilities.

Until February 29, 2012, Quantum had the unilateral right, pursuant to a put option agreement, to exchange its 50 percent interest in TPDI for our shares or cash, at its election, at an amount based on an appraisal of the fair value of the drillships that are owned by TPDI, subject to certain adjustments.  Accordingly, we presented Quantum’s interest as redeemable noncontrolling interest on our condensed consolidated balance sheets until Quantum exercised its rights under the put option agreement.  Changes in redeemable noncontrolling interest were as follows (in millions):

	Six months ended June 30,
	2012	2011
Redeemable noncontrolling interest
Balance, beginning of period	$116	$41
Net income attributable to noncontrolling interest	13	27
Other comprehensive loss attributable to noncontrolling interest	—	(2)
Fair value adjustment to redeemable noncontrolling interest	106	—
Reclassification to accumulated other comprehensive loss	17	—
Reclassification to other current liabilities	(252)	—
Balance, end of period	$—	$66

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17—Shareholders’ Equity

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On June 15, 2011, we paid the first installment in the aggregate amount of $254 million to shareholders of record as of May 20, 2011.  On March 21, 2012, we paid the final installment in the aggregate amount of $278 million to shareholders of record as of February 24, 2012.

        Shares held by subsidiary—In December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  Our subsidiary held approximately 12 million shares at June 30, 2012 and December 31, 2011.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss for the six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three months ended June 30, 2012				Three months ended June 30, 2011
	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total
Balance, beginning of period	$(517)	$(12)	$(2)	$(531)	$(337)	$4	$(2)	$(335)
Other comprehensive income attributable to controlling interest	11	4	—	15	6	1	—	7
Balance, end of period	$(506)	$(8)	$(2)	$(516)	(331)	$5	$(2)	$(328)

	Six months ended June 30, 2012				Six months ended June 30, 2011
	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total
Balance, beginning of period	$(501)	$7	$(2)	$(496)	$(335)	$5	$(2)	$(332)
Reclassification from redeemable noncontrolling interest	—	(17)	—	(17)	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	(5)	2	—	(3)	4	—	—	4
Balance, end of period	$(506)	$(8)	$(2)	$(516)	(331)	$5	$(2)	$(328)

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$3,964	$3,964	$4,017	$4,017
Accounts receivable	2,124	2,124	2,176	2,176
Notes receivable and working capital loan receivable	118	118	139	139
Restricted cash investments	857	902	929	970
Long-term debt, including current maturities	12,634	13,985	12,698	13,074
Long-term debt of consolidated variable interest entities, including current maturities	205	205	838	838
Derivative instruments, assets	12	12	36	36
Derivative instruments, liabilities	22	22	38	38

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

Notes receivable and working capital loan receivable—The aggregate carrying amount represents the amortized cost of our investments, which approximates the estimated fair value.  We measured the estimated fair value using significant unobservable inputs, representing a Level 3 fair value measurement, including the credit ratings of the borrowers.  At June 30, 2012, the aggregate carrying amount of our notes receivable and working capital loan receivable was $118 million, including $17 million and $101 million recorded in other current assets and other assets, respectively.  At December 31, 2011, the aggregate carrying amount of our notes receivable and working capital loan receivable was $139 million, including $37 million and $102 million recorded in other current assets and other assets, respectively.

Restricted cash investments—The carrying amount of the Aker Restricted Cash Investments represents the amortized cost of our investment, which was at $817 million and $889 million at June 30, 2012 and December 31, 2011, respectively.  We measured the estimated fair value of the Aker Restricted Investments using significant other observable inputs, representing a Level 2 fair value measurement.  The estimated fair value of the Aker Restricted Cash Investments was $862 million and $930 million at June 30, 2012 and December 31, 2011, respectively.

The aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities and the ADDCL Credit Facilities approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  The aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities and the ADDCL Credit Facilities was $40 million at June 30, 2012 and December 31, 2011.

Debt—The aggregate carrying amount of our fixed-rate debt was $11.9 billion at June 30, 2012 and December 31, 2011.  We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  The aggregate estimated fair value of our fixed-rate debt was $13.1 billion and $12.2 billion at June 30, 2012 and December 31, 2011, respectively.

The aggregate carrying amount of our variable-rate debt approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayment.  We measured the estimated fair value of our variable-rate debt using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  The aggregate carrying amount of our variable-rate debt was $777 million and $761 million at June 30, 2012 and December 31, 2011, respectively.

Debt of consolidated variable interest entities—The aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayments.  We measured the estimated fair value of the debt of our consolidated variable interest entities using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  The aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities was $205 million and $838 million at June 30, 2012 and December 31, 2011, respectively.

Derivative instruments—The aggregate carrying amount of our derivative instruments represents the estimated fair value, measured using significant other observable inputs, representing a Level 2 fair value measurement, including the interest rates and terms of the instruments.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 19—Condensed Consolidating Financial Information

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

	Three months ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$2,581	$(6)	$2,575
Cost and expenses	21	1	2,765	(6)	2,781
Loss on impairment	—	—	(12)	—	(12)
Loss on disposal of assets, net	—	—	55	—	55
Operating loss	(21)	(1)	(141)	—	(163)

Other income (expense), net
Interest expense, net	(4)	(139)	(27)	—	(170)
Equity in earnings	(279)	(186)	—	465	—
Other, net	—	18	(24)	—	(6)
	(283)	(307)	(51)	465	(176)
Loss from continuing operations before income tax expense	(304)	(308)	(192)	465	(339)
Income tax benefit	—	—	(29)	—	(29)
Loss from continuing operations	(304)	(308)	(163)	465	(310)
Income from discontinued operations, net of tax	—	—	7	—	7

Net Loss	(304)	(308)	(156)	465	(303)
Net income attributable to noncontrolling interest	—	—	1	—	1
Net loss attributable to controlling interest	(304)	(308)	(157)	465	(304)

Other comprehensive income before income taxes	1	7	6	—	14
Income taxes related to other comprehensive income	—	—	1	—	1
Other comprehensive income, net of income taxes	1	7	7	—	15

Total comprehensive loss	(303)	(301)	(149)	465	(288)
Total comprehensive income attributable to noncontrolling interest	—	—	1	—	1
Total comprehensive loss attributable to controlling interest	$(303)	$(301)	$(150)	$465	$(289)

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six months ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$4,923	$(11)	$4,912
Cost and expenses	32	2	4,645	(11)	4,668
Loss on impairment	—	—	(239)	—	(239)
Gain on disposal of assets, net	—	—	51	—	51
Operating income (loss)	(32)	(2)	90	—	56

Other income (expense), net
Interest expense, net	(7)	(273)	(55)	—	(335)
Equity in earnings	(255)	(16)	—	271	—
Other, net	—	9	(33)	—	(24)
	(262)	(280)	(88)	271	(359)
Income (loss) from continuing operations before income tax expense	(294)	(282)	2	271	(303)
Income tax benefit	—	—	(12)	—	(12)
Income from continuing operations	(294)	(282)	14	271	(291)
Loss from discontinued operations, net of tax	—	—	6	—	6

Net Income (loss)	(294)	(282)	20	271	(285)
Net income attributable to noncontrolling interest	—	—	9	—	9
Net income (loss) attributable to controlling interest	(294)	(282)	11	271	(294)

Other comprehensive income (loss) before income taxes	(4)	—	3	—	(1)
Income taxes related to other comprehensive income (loss)	—	—	(2)	—	(2)
Other comprehensive income (loss), net of income taxes	(4)	—	1	—	(3)

Total comprehensive income (loss)	(298)	(282)	21	271	(288)
Total comprehensive income attributable to noncontrolling interest	—	—	9	—	9
Total comprehensive income (loss) attributable to controlling interest	$(298)	$(282)	$12	$271	$(297)

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$2,339	$(5)	$2,334
Cost and expenses	14	1	1,943	(5)	1,953
Loss on impairment	—	—	(25)	—	(25)
Loss on disposal of assets, net	—	—	(1)	—	(1)
Operating income (loss)	(14)	(1)	370	—	355

Other income (expense), net
Interest expense, net	—	(130)	(12)	—	(142)
Equity in earnings	139	283	2	(422)	2
Other, net	(1)	(9)	3	—	(7)
	138	144	(7)	(422)	(147)
Income from continuing operations before income tax expense	124	143	363	(422)	208
Income tax expense	—	—	77	—	77
Income from continuing operations	124	143	286	(422)	131
Income from discontinued operations, net of tax	—	—	2	—	2

Net income	124	143	288	(422)	133
Net income attributable to noncontrolling interest	—	—	9	—	9
Net income attributable to controlling interest	124	143	279	(422)	124

Other comprehensive income (loss) before income taxes	2	3	(4)	—	1
Income taxes related to other comprehensive income (loss)	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	2	3	(4)	—	1

Total comprehensive income	126	146	284	(422)	134
Total comprehensive income attributable to noncontrolling interest	—	—	3	—	3
Total comprehensive income attributable to controlling interest	$126	$146	$281	$(422)	$131

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six months ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$4,487	$(9)	$4,478
Cost and expenses	24	2	3,734	(9)	3,751
Loss on impairment	—	—	(25)	—	(25)
Gain on disposal of assets, net	—	—	7	—	7
Operating income (loss)	(24)	(2)	735	—	709

Other income (expense), net
Interest expense, net	—	(261)	(11)	—	(272)
Equity in earnings	468	771	4	(1,239)	4
Other, net	(1)	(32)	27	—	(6)
	467	478	20	(1,239)	(274)
Income from continuing operations before income tax expense	443	476	755	(1,239)	435
Income tax expense	—	—	143	—	143
Income from continuing operations	443	476	612	(1,239)	292
Income from discontinued operations, net of tax	—	—	174	—	174

Net income	443	476	786	(1,239)	466
Net income attributable to noncontrolling interest	—	—	23	—	23
Net income attributable to controlling interest	443	476	763	(1,239)	443

Other comprehensive income (loss) before income taxes	(1)	(2)	7	—	4
Income taxes related to other comprehensive income (loss)	—	—	(2)	—	(2)
Other comprehensive income (loss), net of income taxes	(1)	(2)	5	—	2

Total comprehensive income	442	474	791	(1,239)	468
Total comprehensive income attributable to noncontrolling interest	—	—	21	—	21
Total comprehensive income attributable to controlling interest	$442	$474	$770	$(1,239)	$447

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Assets
Cash and cash equivalents	$19	$2,206	$1,739	$—	$3,964
Other current assets	10	2,536	2,684	(1,827)	3,403
Total current assets	29	4,742	4,423	(1,827)	7,367

Property and equipment, net	1	—	22,206	—	22,207
Goodwill	—	—	3,099	—	3,099
Investment in affiliates	16,101	27,989	—	(44,090)	—
Other assets	3	1,620	19,296	(19,150)	1,769
Total assets	16,134	34,351	49,024	(65,067)	34,442

Liabilities and equity
Debt due within one year	—	2,198	602	—	2,800
Other current liabilities	110	312	5,331	(1,827)	3,926
Total current liabilities	110	2,510	5,933	(1,827)	6,726

Long-term debt	370	16,191	12,628	(19,150)	10,039
Other long-term liabilities	31	381	1,656	—	2,068
Total long-term liabilities	401	16,572	14,284	(19,150)	12,107

Commitments and contingencies

Total equity	15,623	15,269	28,807	(44,090)	15,609
Total liabilities and equity	$16,134	$34,351	$49,024	$(65,067)	$34,442

	December 31, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Assets
Cash and cash equivalents	$3	$2,793	$1,221	$—	$4,017
Other current assets	8	784	4,465	(1,749)	3,508
Total current assets	11	3,577	5,686	(1,749)	7,525

Property and equipment, net	1	—	22,532	—	22,533
Goodwill	—	—	3,217	—	3,217
Investment in affiliates	16,439	27,646	—	(44,085)	—
Other assets	—	1,368	19,065	(18,676)	1,757
Total assets	16,451	32,591	50,500	(64,510)	35,032

Liabilities and equity
Debt due within one year	—	1,693	494	—	2,187
Other current liabilities	294	367	4,429	(1,749)	3,341
Total current liabilities	294	2,060	4,923	(1,749)	5,528

Long-term debt	495	14,308	15,222	(18,676)	11,349
Other long-term liabilities	25	439	1,948	—	2,412
Total long-term liabilities	520	14,747	17,170	(18,676)	13,761

Commitments and contingencies
Redeemable noncontrolling interest	—	—	116	—	116

Total equity	15,637	15,784	28,291	(44,085)	15,627
Total liabilities and equity	$16,451	$32,591	$50,500	$(64,510)	$35,032

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six months ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(31)	$(570)	$1,600	$—	$999

Cash flows from investing activities
Capital expenditures	—	—	(496)	—	(496)
Proceeds from disposal of assets, net	—	—	185	—	185
Proceeds from disposal of discontinued operations, net	—	—	17	—	17
Investing activities with affiliates, net	—	(1,816)	(2,269)	4,085	—
Other, net	—	19	6	—	25
Net cash used in investing activities	—	(1,797)	(2,557)	4,085	(269)

Cash flows from financing activities
Changes in short-term borrowings, net	—	—	(260)	—	(260)
Repayments of debt	—	(30)	(290)	—	(320)
Proceeds from restricted cash investments	—	—	192	—	192
Deposits to restricted cash investments	—	—	(116)	—	(116)
Distribution of qualifying additional paid-in capital	(278)	—	—	—	(278)
Financing activities with affiliates, net	325	1,819	1,941	(4,085)	—
Other, net	—	(9)	8	—	(1)
Net cash provided by (used in) financing activities	47	1,780	1,475	(4,085)	(783)

Net increase (decrease) in cash and cash equivalents	16	(587)	518	—	(53)
Cash and cash equivalents at beginning of period	3	2,793	1,221	—	4,017
Cash and cash equivalents at end of period	$19	$2,206	$1,739	$—	$3,964

	Six months ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(24)	$(485)	$1,239	$—	$730

Cash flows from investing activities
Capital expenditures	—	—	(533)	—	(533)
Proceeds from disposal of assets, net	—	—	18	—	18
Proceeds from disposal of discontinued operations, net	—	—	259	—	259
Investing activities with affiliates, net	—	(268)	(748)	1,016	—
Other, net	—	(29)	(4)	—	(33)
Net cash used in investing activities	—	(297)	(1,008)	1,016	(289)

Cash flows from financing activities
Changes in short-term borrowings, net	—	56	—	—	56
Proceeds from debt	—		5	—	5
Repayments of debt	—	(177)	(72)	—	(249)
Distribution of qualifying paid-in capital	(254)	—	—	—	(254)
Financing activities with affiliates, net	256	748	12	(1,016)	—
Other, net	—	(4)	—	—	(4)
Net cash provided by (used in) financing activities	2	623	(55)	(1,016)	(446)

Net increase (decrease) in cash and cash equivalents	(22)	(159)	176	—	(5)
Cash and cash equivalents at beginning of period	38	2,041	1,275	—	3,354
Cash and cash equivalents at end of period	$16	$1,882	$1,451	$—	$3,349

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 20—Subsequent Events

Drilling Fleet—Subsequent to June 30, 2012, we completed the sale of the Standard Jackup Trident 17.  Also subsequent to June 30, 2012, we entered into agreements to sell the Deepwater Floater Discoverer 534 and the Standard Jackup GSF Rig 103, and we reclassified the drilling units and related equipment, having an aggregate carrying amount of $87 million, to assets held for sale.

Macondo well incident–insurance coverage—Our second layer of excess insurers filed an interpleader action on July 31, 2012. Like the interpleader actions filed by the first layer of excess insurers, the second layer of excess insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds. In this action, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability. The court has not yet issued any rulings on this action.

Brazil Frade field incident—On July 31, 2012, trial resumed in the federal court in Rio de Janeiro on the order denying the federal prosecutor’s request for a preliminary injunction preventing Chevron and us from operating in Brazil.  The reporting judge was not present; however, the remaining two members of the panel granted the preliminary injunction.  The terms of the preliminary injunction have not been disclosed to us.  The preliminary injunction cannot become effective until finalized by the reporting judge, which we expect will take until at least September 2012.  We intend to defend ourselves vigorously against any claims that are brought based on the incident.  While we cannot predict or provide assurance as to the final outcome of these proceedings, if the ruling is upheld, it could have a material adverse effect on our future consolidated statement of financial position, results of operations or cash flows.

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

Index

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 18, 2012, we owned or had partial ownership interests in and operated 129 mobile offshore drilling units.  As of this date, our fleet consisted of 50 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, 10 High-Specification Jackups, 43 Standard Jackups and one swamp barge.  In addition, we had two Ultra-Deepwater drillships and three High-Specification Jackups under construction.

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

Significant Events

Transocean Pacific Drilling Inc.—On February 29, 2012, Quantum Pacific Management Limited (“Quantum”) exercised its right, pursuant to a put option agreement, to exchange its interest in Transocean Pacific Drilling Inc. (“TPDI”) for our shares or cash, and, on March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI’s indebtedness.  On May 31, 2012, we issued 8.7 million shares to Quantum in a non-cash exchange for its interest in TPDI.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Fleet expansion—During the three months ended June 30, 2012, we completed construction of the High-Specification Jackup Transocean Honor and, in May 2012, the drilling unit commenced operations under its contract.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Dispositions—During the six months ended June 30, 2012, we completed the sale of the Standard Jackups GSF Adriatic II, GSF Rig 136, Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer and related equipment.  In connection with the sales, we received aggregate net cash proceeds of $179 million.  In July 2012, we entered into agreements to sell the Deepwater Floater Discoverer 534 and the Standard Jackup GSF Rig 103.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Discontinued operations—In April 2012, we completed the sale of Challenger Minerals Inc.  See “—Operating Results—Discontinued Operations.”

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On March 21, 2012, we paid the final installment in the aggregate amount of $278 million to shareholders of record as of February 24, 2012.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Index

Outlook

Drilling market—We expect commodity pricing, underlying the exploration and production programs of our customers, to continue to support an increase in contracting opportunities for all asset classes within our drilling fleet for the remainder of this year and into 2013.  Utilization and dayrates continue to improve, having reached levels not experienced since 2009, and we expect this trend to continue into 2013.  As of July 18, 2012, our contract backlog was $22.9 billion compared to $20.6 billion as of April 18, 2012.

Following the Macondo well incident, the U.S. government implemented enhanced regulations related to offshore drilling in the U.S. Gulf of Mexico, which require operators to submit applications for new drilling permits that demonstrate compliance with such enhanced regulations.  The enhanced regulations require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  Since their inception in the first quarter of 2011, the permitting under these enhanced regulations has steadily increased, and as of July 18, 2012, authorities have approved 66 new drilling permits and 61 new exploration plans under these enhanced regulations to customers utilizing our rigs in the U.S. Gulf of Mexico.  The voluntary application by some of our customers of such third-party inspections and certifications of well control equipment operating outside the U.S. Gulf of Mexico has caused and may continue to cause us to experience additional out of service time and incur additional maintenance costs.  Although the enhanced regulations have affected our revenues, costs and out of service time, we are unable to predict, with certainty, the magnitude with which the enhanced regulations will continue to impact our operations.

Fleet status—As of July 18, 2012, uncommitted fleet rates for the remainder of 2012, 2013, 2014 and 2015 were as follows:

	2012	2013	2014	2015
Uncommitted fleet rate (a)
High-Specification Floaters	13%	23%	51%	71%
Midwater Floaters	32%	52%	71%	88%
High-Specification Jackups	6%	35%	62%	67%
Standard Jackups	30%	55%	78%	94%
_________________________
(a)	The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.

As of July 18, 2012, we had 10 existing contracts with fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given the continued improvement in market conditions, we expect that a number of these options will be exercised by our customers in 2012.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet has two remaining Ultra-Deepwater Floaters with availability in 2012.  During the second quarter 2012, nine Ultra-Deepwater Floater contracts were entered into worldwide, including the five-year contract extension that we recently entered into for Deepwater Nautilus.  We expect continued customer demand to support the high utilization of our Ultra-Deepwater Floater fleet for the remainder of 2012 and into 2013 and to drive improved dayrates for this fleet.  Additionally, we expect increased demand for Deepwater Floaters to continue to improve in 2012, recently indicated by one new contract and a contract extension for our Deepwater Floater.  As of July 18, 2012, we had 41 of our 50 High-Specification Floaters contracted through the end of 2012.  We believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet.

Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 25 semisubmersible rigs, has continued to increase with multiple customers interested in available rigs, particularly in the U.K. and West Africa.  We entered into nine new contracts for our Midwater Floater fleet in the second quarter 2012.  Based on customer demand, we believe that we could have new opportunities to extend the contracts on our active fleet.  With the improvement in market conditions, we expect that moored Deepwater Floaters previously competing in the midwater market sector will now be contracted for deepwater opportunities.

High-Specification Jackups—Our High-Specification Jackup fleet continues to benefit from the interest of our customers, evidenced by increased tendering and contracting activity that we expect to continue through the remainder of 2012 and into 2013.  We believe that the currently high utilization rates will continue to prevail during this period.  In May 2012, Transocean Honor commenced operations under its two-year contract.  We recently entered into a one-year contract for our last available High-Specification Jackup, which was previously stacked in the U.K. North Sea, and we expect it to commence operations in the third quarter of 2012.  As of July 18, 2012, one of our existing 10 High-Specification Jackups was available in 2012.

Index

Standard Jackups—Driven by the high utilization rates of the High-Specification Jackups, customers are showing increased interest in the Standard Jackups, resulting in improvements in utilization and opportunities to reactivate some of the idle capacity.  We expect this trend to continue through 2012, resulting in new opportunities for our Standard Jackups.  As of July 18, 2012, we had 12 of our 43 Standard Jackups stacked.  In 2012, we expect increasing demand to provide opportunities to extend the contracts on our available fleet and to reactivate a few of our Standard Jackups that require relatively lower reactivation costs.

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

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  Our business has been negatively impacted by the loss of revenue from Deepwater Horizon.  The backlog associated with the Deepwater Horizon drilling contract, which terminated at the time of the incident, was approximately $590 million.  In the two years ended December 31, 2011, we estimate that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  In December 2011, such increased downtime resulted in the termination of one of our contracts, which represented backlog of approximately $470 million.  We have recognized estimated losses of $2.0 billion, $0.8 billion of which was recognized in the three and six months ended June 30, 2012 and recorded in operating and maintenance expense, in connection with loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the years ended December 31, 2011 and 2010, we incurred incremental costs, primarily associated with legal expenses for lawsuits and investigations, in the amount of $140 million and $139 million, respectively, and in the six months ended June 30, 2012, we incurred an additional $47 million of such costs.  Collectively, the lost contract backlog from the incident and from the termination in December 2011, the lost revenues and incremental expenses from extended shipyard projects and increased downtime, the loss contingencies associated with the incident and other incremental costs have had an effect of greater than $4.0 billion.  See “—Contingencies—Insurance matters.”

In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable, and we conduct impairment testing for our goodwill annually and when events and circumstances indicate that the fair value of a reporting unit may have fallen below its carrying amount.  As of October 1, 2011, we determined that the goodwill associated with our contract drilling services reporting unit was impaired due to a decline in projected cash flows and market valuations for this reporting unit, and upon completion of our measurement, we recognized a total loss on impairment of goodwill in the amount of $5.3 billion (see “—Results of Operations” and “—Critical Accounting Policies and Estimates”).  If we determine that the fair value of our contract drilling services reporting unit has, again, declined below its carrying amount, we may be required to recognize additional losses on impairment of goodwill.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience declines in actual or anticipated dayrates or other impairment indicators, especially with respect to our High-Specification Jackup fleet or our Standard Jackup fleet, we may be required to recognize losses in future periods as a result of an impairment of the carrying amount of one or more of our asset groups.  At June 30, 2012, the carrying amount of our property and equipment was $22.2 billion, representing 64 percent of our total assets.  The carrying amount of our goodwill was $3.1 billion, representing nine percent of our total assets.  See “—Critical Accounting Policies and Estimates.”

Index

Performance and Other Key Indicators

Contract backlog—Our contract backlog for our contract drilling services segment was as follows:

	July 18, 2012	April 18, 2012	February 14, 2012
Contract backlog (a)	(in millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$12,398	$11,843	$12,232
Deepwater Floaters	2,489	2,064	2,228
Harsh Environment Floaters	2,366	2,057	2,188
Total High-Specification Floaters	17,253	15,964	16,648
Midwater Floaters	2,852	2,121	2,249
High-Specification Jackups	1,333	1,034	1,051
Standard Jackups	1,450	1,475	1,434
Swamp Barge	13	19	24
Total	$22,901	$20,613	$21,406
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

Fleet average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	June 30, 2012	March 31, 2012	June 30, 2011
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$537,000	$534,900	$516,600
Deepwater Floaters	379,200	357,800	396,400
Harsh Environment Floaters	433,200	478,600	430,100
Total High-Specification Floaters	481,600	488,800	479,900
Midwater Floaters	295,800	275,600	333,000
High-Specification Jackups	138,400	116,900	110,300
Standard Jackups	89,900	91,200	111,700
Swamp Barge	77,800	73,300	76,400
Total fleet average daily revenue	305,400	301,100	312,100
_________________________
(a)
Average daily revenue is defined as contract drilling revenue earned per revenue earning day.  A revenue earning day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.

Our total fleet average daily revenue rises as we stack and declines as we reactivate drilling units within our Midwater Floaters, High-Specification Jackups and Standard Jackups fleets since these rig types are typically contracted at lower dayrates compared to the High-Specification Floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.

Index

Utilization—The utilization rates for our contract drilling services segment were as follows:

	Three months ended
	June 30, 2012	March 31, 2012	June 30, 2011
Utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	87%	83%	80%
Deepwater Floaters	59%	47%	41%
Harsh Environment Floaters	96%	84%	93%
Total High-Specification Floaters	79%	71%	69%
Midwater Floaters	52%	56%	54%
High-Specification Jackups	84%	81%	56%
Standard Jackups	55%	47%	43%
Swamp Barge	100%	98%	50%
Total fleet average utilization	66%	61%	55%
_________________________
(a)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

Our utilization rates decline as a result of idle and stacked rigs to the extent these rigs are not earning revenues and increase as we reactivate or dispose of rigs that are idle or stacked.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.

Index

Operating Results

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Three months ended June 30,
	2012	2011	Change	% Change
	(In millions, except day amounts and percentages)
Revenue earning days	7,789	6,683	1,106	17%
Utilization	66%	55%
Average daily revenue	$305,400	$312,100	$(6,700)	(2)%

Contract drilling revenues	$2,390	$2,096	$294	14%
Other revenues	185	238	(53)	(22)%
	2,575	2,334	241	10%
Operating and maintenance expense	(2,357)	(1,528)	(829)	54%
Depreciation and amortization	(345)	(359)	14	(4)%
General and administrative expense	(79)	(66)	(13)	20%
Loss on impairment	(12)	(25)	13	(52)%
Gain (loss) on disposal of assets, net	55	(1)	56	n/m
Operating income (loss)	(163)	355	(518)	n/m
Other income (expense), net
Interest income	13	5	8	n/m
Interest expense, net of amounts capitalized	(183)	(147)	(36)	24%
Other, net	(6)	(5)	(1)	20%
Income (loss) from continuing operations before income tax expense	(339)	208	(547)	n/m
Income tax (expense) benefit	29	(77)	106	n/m
Income (loss) from continuing operations	(310)	131	(441)	n/m
Income from discontinued operations, net of tax	7	2	5	n/m
Net income (loss)	(303)	133	(436)	n/m
Net income attributable to noncontrolling interest	1	9	(8)	(89)%
Net income (loss) attributable to controlling interest	$(304)	$124	$(428)	n/m
_________________________
“n/a” means not applicable

“n/m” means not meaningful

Operating revenues—Contract drilling revenues increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the following: (a) approximately $140 million of increased contract drilling revenue due to greater revenue earning days as a result of shipyard, mobilization, maintenance, repair, and equipment certification projects, a significant portion of which was associated with the post-Macondo regulatory and operating environment in 2011, (b) approximately $100 million of increased contract drilling revenues from the operations of our two Harsh Environment Ultra-Deepwater semisubmersibles, acquired in our acquisition of Aker Drilling and (c) approximately $55 million of increased drilling activity as a result of rig reactivations in 2012 and 2011 associated with previously stacked or idle rigs.

Other revenues decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to decreased revenues of approximately $45 million associated with our drilling management services.

Index

Costs and expenses—Operating and maintenance expenses increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the following: (a) approximately $750 million of increased costs and expenses associated with the estimated loss contingencies related to the Macondo well incident, (b) approximately $40 million of increased costs and expenses due to increased activities resulting from the operations of our two Harsh Environment, Ultra-Deepwater semisubmersibles acquired in our acquisition of Aker Drilling and (c) approximately $15 million of increased costs and expenses associated with rigs undergoing shipyard, maintenance and repair.
Depreciation and amortization decreased primarily due to the following:  (a) $12 million related to asset disposals subsequent to June 30, 2011, (b) $10 million related to the useful life extensions of two Midwater Floaters and three Standard Jackups and (c) $10 million related to rig equipment that has been fully depreciated.  Partially offsetting these decreases were increases resulting from the following:  (a) $10 million related to our two Harsh Environment Ultra-Deepwater semisubmersibles, acquired in our acquisition of Aker Drilling in October 2011, (b) $6 million of additional depreciation expense associated with two newbuilds, one Ultra-Deepwater Floater and one High Specification Jackup, which commenced operations in 2011 and 2012, respectively, and (c) $3 million due to normal operations of our contract drilling services.

During the three months ended June 30, 2012, we recognized an aggregate loss on impairment in the amount of $12 million primarily associated with GSF Adriatic II, which was formerly classified as an asset held for sale and was sold in May 2012.  During the three months ended June 30, 2011, we recognized an aggregate loss on impairment in the amount of $25 million associated with GSF Britannia, George H. Galloway and GSF Labrador, each classified as held for sale at the time of impairment.

During the three months ended June 30, 2012, we recognized a net gain on disposal of assets of $55 million.  During the three months ended June 30, 2011, we recognized a net loss on disposal of other unrelated assets of $1 million.

Other income and expense—Interest expense increased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to $56 million of increased interest expense associated with debt issued in November 2011 and debt assumed in our acquisition of Aker Drilling in October 2011.  Partially offsetting these increases was $21 million of decreased interest expense associated with debt repaid or repurchased subsequent to June 30, 2011.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The annual effective tax rates were 29.6 percent and 24.6 percent at June 30, 2012 and 2011, respectively, based on income from continuing operations before income taxes, excluding the effect of certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities, expiration of statutes of limitations and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended June 30, 2012 and 2011, the effect of the various discrete period tax items was a net tax benefit of $145 million, primarily related to the expiration of the statutes of limitations in various jurisdictions, and a net tax expense of $13 million, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 8.6 percent and 37.0 percent on income from continuing operations before income tax expense for the three months ended June 30, 2012 and 2011, respectively.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended June 30, 2012, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and Ghana.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax included Switzerland, Norway, Brazil and the U.S.

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

Index

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Six months ended June 30,
	2012	2011	Change	% Change
	(In millions, except day amounts and percentages)
Revenue earning days	15,124	13,347	1,777	13%
Utilization	64%	55%
Average daily revenue	$303,300	$302,400	$900	n/m

Contract drilling revenues	$4,610	$4,056	$554	14%
Other revenues	302	422	(120)	(28)%
	4,912	4,478	434	10%
Operating and maintenance expense	(3,820)	(2,905)	(915)	31%
Depreciation and amortization	(700)	(713)	13	(2)%
General and administrative expense	(148)	(133)	(15)	11%
Loss on impairment	(239)	(25)	(214)	n/m
Gain on disposal of assets, net	51	7	44	n/m
Operating income	56	709	(653)	(92)%
Other income (expense), net
Interest income	28	20	8	40%
Interest expense, net of amounts capitalized	(363)	(292)	(71)	24%
Other, net	(24)	(2)	(22)	n/m
Income (loss) from continuing operations before income tax expense	(303)	435	(738)	n/m
Income tax (expense) benefit	12	(143)	155	n/m
Income (loss) from continuing operations	(291)	292	(583)	n/m
Income from discontinued operations, net of tax	6	174	(168)	(97)%
Net income (loss)	(285)	466	(751)	n/m
Net income attributable to noncontrolling interest	9	23	(14)	(61)%
Net income (loss) attributable to controlling interest	$(294)	$443	$(737)	n/m
_________________________
“n/a” means not applicable

“n/m” means not meaningful

Operating revenues—Contract drilling revenues increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the following: (a) approximately $195 million of increased contract drilling revenues from the operations of our two Harsh Environment, Ultra-Deepwater semisubmersibles, acquired in our acquisition of Aker Drilling, (b) approximately $175 million of increased contract drilling revenues due to greater revenue earning days as a result of shipyard, mobilization, maintenance and repair projects, partly resulting from additional shipyard time required to comply with enhanced regulations in 2011, (c) approximately $120 million of increased contract drilling revenue associated with our newbuilds that commenced operations during 2012 and 2011, and (d) approximately $85 million of increased drilling activity as a result of rig reactivations in 2012 and 2011 associated with previously stacked or idle rigs.

Other revenues decreased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to decreased revenues of approximately $109 million associated with our drilling management services.

Costs and expenses—Operating and maintenance expenses increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the following: (a) approximately $750 million of increased costs and expenses associated with the estimated loss contingencies related to the Macondo well incident, (b) approximately $75 million of increased costs and expenses due to increased activities resulting from the operations of our two Harsh Environment, Ultra-Deepwater semisubmersibles acquired in our acquisition of Aker Drilling, (c) approximately $45 million of increased costs and expenses associated with rigs undergoing shipyard, maintenance, repair, and (d) approximately $25 million of increased costs and expenses associated with our newbuilds that commenced operations during 2012 and 2011.  These increases were partially offset by approximately $25 million of decreased costs and expenses associated with our drilling management services.

Index

Depreciation and amortization decreased primarily due to the following:  (a) $24 million related to rig equipment that has been fully depreciated, (b) $22 million related to asset disposals subsequent to June 30, 2011 and (c) $11 million related to the useful life extensions of two Midwater Floaters and three Standard Jackups.  Partially offsetting these decreases were increases resulting from the following:  (a) $21 million related to two rigs acquired in connection with our acquisition of Aker Drilling in October 2011, (b) $12 million of additional depreciation expense associated with two newbuilds, one Ultra-Deepwater Floater and one High Specification Jackup, which commenced operations in 2011 and 2012, respectively, and (c) $8 million due to normal operations of our contract drilling services.

During the six months ended June 30, 2012, we recognized a loss of $118 million associated with completing our measurement of the impairment of goodwill associated with our contract drilling services reporting unit.  We had previously recognized an estimated loss of $5.2 billion, in the year ended December 31, 2011, due to a decline in projected cash flows and market valuations for this reporting unit.  Additionally, we recognized a loss of $92 million on impairment of the trade name and customer relationship intangible assets associated with our drilling management services reporting unit due to a declining market outlook for these services in the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services, all of which have led to our decision to exit the region to pursue opportunities in other markets, including Africa and the Far East.  In the six months ended June 30, 2012, we also recognized a loss of $19 million and $10 million on impairment of GSF Rig 136 and GSF Adriatic II, respectively, which were classified as assets held for sale at the time of impairment.  During the six months ended June 30, 2011, we recognized an aggregate loss on impairment in the amount of $25 million associated with GSF Britannia, George H. Galloway and GSF Labrador, each classified as held for sale at the time of impairment.

During the six months ended June 30, 2012, we recognized a net gain on disposal of assets of $51 million.  During the six months ended June 30, 2011, we recognized a net gain on disposal of assets of $7 million.

Other income and expense—Interest expense increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to $114 million of increased interest expense associated with debt issued in November 2011 and debt assumed in our acquisition of Aker Drilling in October 2011.  Partially offsetting these increases was $44 million of decreased interest expense associated with debt repaid or repurchased subsequent to June 30, 2011.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The estimated annual effective tax rates at June 30, 2012 and 2011 were 29.6 percent and 24.6 percent, respectively, based on projected 2012 and 2011 annual income before income tax expense, excluding the effect of certain items such as losses on impairment, losses on litigation matters, losses on debt retirements and certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities, expiration of the statutes of limitations and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  The impact of the various discrete period tax items, including certain immaterial adjustments related to prior period tax expense, was a net tax benefit of $174 million, primarily related to the expiration of the statutes of limitations in various jurisdictions, and a net tax expense of $31 million for the six months ended June 30, 2012 and 2011, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 4.0 percent and 32.9 percent on income from continuing operations before income tax expense for the six months ended June 30, 2012 and 2011, respectively.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the estimated annual effective tax rate calculation for the six months ended June 30, 2012, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria and Ghana.  The most significant countries in which we conducted business during this period that impose income taxes based on income before income tax include Switzerland, Brazil and the U.S.

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

Index

Discontinued Operations

Oil and gas properties—During the six months ended June 30, 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited.  In October 2011, we completed the sale of Challenger Minerals (North Sea) Limited.  In April 2012, we completed the sale of the assets of Challenger Minerals Inc. for net cash proceeds of $7 million.  In May 2012, we received an additional $10 million of cash proceeds from the buyer of Challenger Minerals (North Sea) Limited and recognized a gain on the disposal of discontinued operations of $10 million during the three and six months ended June 30, 2012.

Caspian Sea operations—During the six months ended June 30, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the subsidiary that owns the High-Specification Jackup Trident 20, located in the Caspian Sea.  The disposal of this subsidiary, a component of our contract drilling services segment, reflects our decision to discontinue operations in the Caspian Sea.  As a result of the sale, we received net cash proceeds of $259 million and recognized a gain on the disposal of the discontinued operations of $169 million.  Through June 2011, we continued to operate Trident 20 under a bareboat charter to perform services for the customer and the buyer reimbursed us for the approximate cost of providing these services.  Additionally, we provided certain transition services to the buyer through September 2011.

See Notes to Condensed Consolidated Financial Statements—Note 9—Discontinued Operations.

Correction of Errors in Previously Reported Consolidated Financial Statements

We perform assessments of our contingencies and corresponding assets for insurance recoveries on an ongoing basis to evaluate the appropriateness of our balances and disclosures for such contingencies and insurance recoveries.  We establish liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated.  We recognize corresponding assets for those loss contingencies that we believe are probable of being recovered through insurance.  In performing these assessments in the three months ended June 30, 2012, we identified an error in our previously issued financial statements for the year ended December 31, 2011 and the three months ended March 31, 2012 related to the recognition of assets for insurance recoveries related to legal and other costs totaling $67 million and $37 million, respectively, which we have concluded should not have been recorded because they were not probable of recovery.  We have corrected these errors by adjusting the previously reported amounts.

In addition to the adjustments in 2011 and 2012 related to the assets for insurance recoveries, we recorded other adjustments related to the years ended December 31, 2011 and 2010 and the three months ended March 31, 2012 to correct for immaterial errors for repair and maintenance costs, income taxes, discontinued operations, and the allocation of net income attributable to noncontrolling interest.

See Notes to Condensed Consolidated Financial Statements—Note 4—Correction of Errors in Previously Reported Consolidated Financial Statements.

Index

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2012, we had $4.0 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.0 billion.  As a result, this portion of cash is not generally available to us for other uses.

For the six months ended June 30, 2012, our primary sources of cash were our cash flows from operating activities and proceeds from disposals of assets.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, and the final installment of our distribution of qualifying additional paid-in capital to shareholders and scheduled repayments of debt.

	Six months ended June 30,
	2012	2011	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$(285)	$466	$(751)
Amortization of drilling contract intangibles	(23)	(20)	(3)
Depreciation and amortization	700	713	(13)
Loss on impairment	239	25	214
Gain on disposal of assets, net	(51)	(7)	(44)
Gain on disposal of discontinued operations, net	(10)	(169)	159
Other non-cash items	55	122	(67)
Changes in operating assets and liabilities, net	374	(400)	774
	$999	$730	$269

Net cash provided by operating activities increased primarily due to less cash generated from net income partially offset by a decrease in cash used in working capital.

	Six months ended June 30,
	2012	2011	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(496)	$(533)	$37
Proceeds from disposal of assets, net	185	18	167
Proceeds from disposal of discontinued operations, net	17	259	(242)
Other, net	25	(33)	58
	$(269)	$(289)	$20

Net cash used in investing activities decreased primarily due to proceeds from the disposal of our Caspian Sea operations received in the six months ended June 30, 2011, partially offset by proceeds from disposals of assets in the six months ended June 30, 2012.

Index

	Six months ended June 30,
	2012	2011	Change
	(In millions)
Cash flows from financing activities
Change in short-term borrowings, net	$(260)	$56	$(316)
Proceeds from debt	—	5	(5)
Repayments of debt	(320)	(249)	(71)
Proceeds from restricted cash investments	192	—	192
Deposits to restricted cash investments	(116)	—	(116)
Distribution of qualifying additional paid-in capital	(278)	(254)	(24)
Other, net	(1)	(4)	3
	$(783)	$(446)	$(337)

Net cash used in financing activities increased primarily due to increased repayments of debt and short-term borrowings in the six months ended June 30, 2012 compared to the prior year period.

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

Capital expenditures, including capitalized interest of $25 million, totaled $496 million during the six months ended June 30, 2012, substantially all of which related to our contract drilling services segment.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our recently completed and ongoing major construction projects conducted during the six months ended June 30, 2012 (in millions):

	Total costs through June 30, 2012	Expected costs for the remainder of 2012	Estimated costs thereafter	Total estimated costs at completion
Transocean Honor (a)	$262	$—	$—	$262
Deepwater Asgard (b)	171	48	506	725
Deepwater Invictus (b)	166	43	526	735
Transocean Andaman (c)	148	12	65	225
Transocean Siam Driller (c)	148	73	4	225
Transocean Ao Thai (d)	125	27	78	230
Total	$1,020	$203	$1,179	$2,402
_________________________
(a)	Transocean Honor, a PPL Pacific Class 400 design High-Specification Jackup, commenced operations in May 2012.

(b)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to be ready to commence operations in the second quarter of 2014.

(c)
Transocean Siam Driller and Transocean Andaman, two Keppel FELS Super B class design High-Specification Jackups, under construction at Keppel FELS’ yard in Singapore, are expected to commence operations in the first quarter of 2013.

(d)
Transocean Ao Thai, a Keppel FELS Super B class design High-Specification Jackup, under construction at Keppel FELS’ yard in Singapore, is expected to commence operations in the fourth quarter of 2013.

For the year ending December 31, 2012, we expect capital expenditures to be approximately $1.2 billion, approximately $203 million of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

Index

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

Dispositions—From time to time, we review the possible disposition of drilling units.  During the six months ended June 30, 2012, in connection with our efforts to dispose of non-strategic assets, we completed the sales of the Standard Jackups GSF Adriatic II, GSF Rig 136, Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer and related equipment.  In the three and six months ended June 30, 2012, we received aggregate net cash proceeds of $145 million and $179 million, respectively, and recognized an aggregate gain on disposal of the Standard Jackups of $64 million.  In July 2012, we completed the sale of the Standard Jackup Trident 17.

Assets held for sale—At July 24, 2012, the Deepwater Floater Discoverer 534 and the Standard Jackup GSF Rig 103 were classified as assets held for sale with an aggregate carrying amount of $87 million.

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

In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On March 21, 2012, we paid the final installment of $278 million to shareholders of record as of February 24, 2012.  See “—Distribution of qualifying additional paid-in capital.”  The Board of Directors did not propose a distribution at the 2012 annual general meeting.

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

Index

Bank credit agreement—In November 2011, we entered into the Five-Year Revolving Credit Facility Agreement dated November 1, 2011, as amended, which established a $2.0 billion five-year revolving credit facility that is scheduled to expire on November 1, 2016 (the “Five-Year Revolving Credit Facility”).  The Five-Year Revolving Credit Facility includes a $1.0 billion sublimit for the issuance of letters of credit, and all borrowings under the Five-Year Revolving Credit Facility are guaranteed by Transocean Ltd.  Among other things, the Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of June 30, 2012, our debt to tangible capitalization ratio, as defined, was 0.5 to 1.0.  In order to borrow or have letters of credit issued under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our bank credit agreements, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five-Year Revolving Credit Facility Agreement and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility.  Our commitment fee and lending margin under the Five-Year Revolving Credit Facility are subject to change based on our credit rating.  If our credit rating falls below investment grade, the commitment fee will increase from 0.275 percent to 0.325 percent and the lending margin will increase from 1.625 percent to 2.0 percent.  At July 24, 2012, we had $24 million in letters of credit issued, we had $2.0 billion available borrowing capacity and we had no borrowings outstanding under the Five-Year Revolving Credit Facility.

Aker Revolving Credit and Term Loan Facility—Aker Drilling has a credit facility established by the Revolving Credit and Term Loan Facility Agreement dated February 21, 2011 (the “Aker Revolving Credit and Term Loan Facility”), comprised of a $500 million revolving credit facility (the “Aker Revolving Credit Facility”) and a $400 million term loan (the “Aker Term Loan”), which is secured by Transocean Spitsbergen and Transocean Barents and guaranteed by Transocean Ltd.  The Aker Revolving Credit and Term Loan Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.50 percent and mandatory costs, as defined, and requires scheduled quarterly installments on the term loan.  The Aker Revolving Credit and Term Loan Facility expires in December 2015 and may be prepaid in whole or in part without premium or penalty.  The Aker Revolving Credit and Term Loan Facility includes covenants requiring Aker Drilling, our wholly owned subsidiary, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current ratio, and a minimum equity ratio, as defined.  The acceleration of our obligations under the Five-Year Revolving Credit Facility Agreement or any other debt of Transocean Ltd. could trigger the acceleration of the obligations under the Aker Revolving Credit and Term Loan Facility and, if not waived by lenders, could cause Aker Drilling to lose access to the Aker Revolving Credit and Term Loan Facility.

During the six months ended June 30, 2012, we prepaid $138 million of borrowings under the Aker Term Loan, and we recognized a loss on the retirement of debt in the amount of less than $1 million.  At July 24, 2012, we had $173 million of borrowings outstanding under the Aker Term Loan and no borrowings outstanding under the Aker Revolving Credit Facility. On July 24, 2012, the weighted-average interest rate of borrowings under the Aker Term Loan was 3.0 percent.

TPDI Credit Facilities—TPDI has a bank credit agreement for a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan bears interest at LIBOR plus a margin of 1.45 percent and requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility bear interest at LIBOR plus a margin of 2.25 percent and 1.45 percent, respectively, and are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require TPDI to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  If Transocean Inc.’s long-term unsecured, unguaranteed and unsubordinated indebtedness is assigned a credit rating less than Baa3 or BBB- by Moody’s Investor Service or Standard & Poor’s Ratings Service, respectively, TPDI would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At July 24, 2012, $875 million was outstanding under the TPDI Credit Facilities, of which $437 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on July 24, 2012 was 2.1 percent.

TPDI has an outstanding letter of credit in the amount of $60 million to satisfy its liquidity requirements under the TPDI Credit Facilities.  Additionally, TPDI is required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the TPDI Credit Facilities.  At July 24, 2012, TPDI had restricted cash investments of $23 million.

Index

ADDCL Credit Facilities—ADDCL has a senior secured bank credit agreement for a credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A and one of our subsidiaries provides the commitment for Tranche C.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At July 24, 2012, $177 million was outstanding under Tranche A at a weighted-average interest rate of 1.5 percent.  At July 24, 2012, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement for a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility is payable in full in December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  In addition, upon such credit rating assignment, ADDCL would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At July 24, 2012, $80 million was outstanding under the ADDCL Secondary Loan Facility, of which $52 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on July 24, 2012 was 3.6 percent.

ADDCL is required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At July 24, 2012, ADDCL had restricted cash investments of $22 million.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At July 24, 2012, $667 million was outstanding under the capital lease contract.

Convertible Senior Notes—Holders of our Series C Convertible Senior Notes may elect to convert their notes under certain circumstances.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The conversion rate is subject to increase upon the occurrence of certain fundamental changes and adjustment upon certain other corporate events, such as the distribution of cash to our shareholders.  At July 24, 2012, the rate at which the Series C Convertible Senior Notes may be converted was 6.2905 shares per $1,000 note, equivalent to a conversion price of $158.97 per share.  At July 24, 2012, none of the circumstances giving rise to potential conversion were present.

Holders of the Series C Convertible Senior Notes have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  At July 24, 2012, the aggregate principal amount of Convertible Senior Notes outstanding was $1.7 billion.

Redeemable noncontrolling interest—On October 18, 2007, one of our subsidiaries acquired a 50 percent interest in TPDI, an entity formed to operate two Ultra-Deepwater Floaters, Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2 (the “TPDI Rigs”).  Until May 31, 2012, Quantum held the remaining 50 percent interest in TPDI.  We presented Quantum’s interest in TPDI as redeemable noncontrolling interest on our condensed consolidated balance sheets since Quantum had the unilateral right to exchange its interest in TPDI for our shares or cash, at its election, measured at an amount based on an appraisal of the fair value of the drillships that are owned by TPDI, subject to certain adjustments.

Index

On February 29, 2012, Quantum exercised its rights under the put option agreement to exchange its interest in TPDI for our shares or cash, at its election.  On March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI’s indebtedness, as defined in the put option agreement.  Quantum had the right, prior to closing of this exchange, to change its election to cash, net of Quantum’s share of TPDI’s indebtedness.  On May 31, 2012, we issued 8,695,351 shares to Quantum in a non-cash exchange for its interest in TPDI, and as a result, TPDI became our wholly owned subsidiary.  The put option agreement, among other things, restricts Quantum’s sale of our shares until May 29, 2013.

In accordance with the terms of the put option agreement, the final cash settlement relating to TPDI’s working capital is due, unless otherwise disputed, within 65 days of closing the exchange transaction.  At June 30, 2012, the carrying amount of our liability for the final cash settlement was $72 million, recorded in other current liabilities.

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

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.5 billion at an exchange rate as of the close of trading on July 24, 2012 of $1.00 to CHF 1.00.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  In the six months ended June 30, 2012, we did not purchase shares under our share repurchase program.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of July 24, 2012, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of 3.2 billion shares, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of June 30, 2012, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011, except as noted below.

Index

For the year ending December 31, 2012, the minimum funding requirement for our U.S. defined benefit pension plans is approximately $99 million.  In April 2012, we contributed $99 million in satisfaction of this funding requirement.  For the year ending December 31, 2012, the minimum funding requirement for our non-U.S. defined benefit plans is approximately $31 million.

As of June 30, 2012, the total liability for unrecognized tax benefit related to uncertain tax positions was $631 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Commercial commitments—As of June 30, 2012, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011.

Derivative instruments

Our board of directors has approved policies and procedures for derivative instruments that require the approval of our Chief Financial Officer prior to entering into any derivative instruments.  From time to time, we may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates and currency exchange rates.  We do not enter into derivative transactions for speculative purposes; however, we may enter into certain transactions that do not meet the criteria for hedge accounting.  See Notes to Condensed Consolidated Financial Statements—Note 13—Derivatives and Hedging.

Contingencies

Except as noted in this report, including in Notes to Consolidated Financial Statements—Note 8—Income Taxes, Note 15—Contingencies and Note 20—Subsequent Events, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies and Note 28—Subsequent Events and in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2011.  As of June 30, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  There can be no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  Our business has been negatively impacted by the loss of revenue from Deepwater Horizon.  The backlog associated with the Deepwater Horizon drilling contract, which terminated at the time of the incident, was approximately $590 million.  In the two years ended December 31, 2011, we estimate that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  In December 2011, such increased downtime resulted in the termination of one of our contracts, which represented backlog of approximately $470 million.  We have recognized estimated losses of $2.0 billion, $0.8 billion of which was recognized in the three and six months ended June 30, 2012 and recorded in operating and maintenance expense, in connection with loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the years ended December 31, 2011 and 2010, we incurred incremental costs, primarily associated with legal expenses for lawsuits and investigations, in the amount of $140 million and $139 million, respectively, and in the six months ended June 30, 2012, we incurred an additional $47 million of such costs.  Collectively, the lost contract backlog from the incident and from the termination in December 2011, the lost revenues and incremental expenses from extended shipyard projects and increased downtime, the loss contingencies associated with the incident and other incremental costs have had an effect of greater than $4.0 billion.  See “—Contingencies—Insurance matters.”

Index

We are currently unable to estimate the full impact the Macondo well incident will have on us.  We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  As of June 30, 2012, we have recognized a liability for such loss contingencies in the amount of $2.0 billion.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which not believe a reasonable estimate can be made.  These contingencies could increase the liabilities we ultimately recognize.  As of June 30, 2012, we have also recognized an asset of $235 million associated with the portion of our estimated losses that we believe is recoverable from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, we are not currently able to estimate the amount of such additional recoverable amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident, and the resulting liabilities could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  As of December 31, 2011, the amount of the estimated liability was $1.2 billion, and the estimated recoverable amount was $237 million.

Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  The first phase of a three-phase trial was scheduled to commence on March 5, 2012.  However, on March 2, 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement agreement was filed with the MDL Court on April 28, 2012 and provides that (a) the BP/PSC Settlement is subject to court approvals, (b) to the extent permitted by law, BP will assign to the settlement class certain of BP’s claims, rights and recoveries against us for damages with protections such that the settlement class is barred from collecting any amounts from us unless it is finally determined that we cannot recover such amounts from BP, and (c) the settlement class releases all claims for compensatory damages against us but purports to retain claims for punitive damages against us.  On May 2, 2012, the MDL Court granted preliminary approval of the economic and property damage class settlement between BP and the PSC and has scheduled a fairness hearing for approval of the settlement for November 8, 2012.  After giving consideration to the BP/PSC Settlement, the MDL Court ordered that the first phase of the trial, at which liability will be determined, be rescheduled for January 14, 2013.  There can be no assurance as to the outcome of the trial, as to the timing of any phase of trial, that we will not enter into a settlement as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlement.

See Notes to Condensed Consolidated Financial Statements Note 15—Contingencies.

Insurance matters

Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies.  We periodically evaluate our insurance limits and self-insured retentions.  As of June 30, 2012, the insured value of our drilling rig fleet was approximately $31.7 billion, excluding our rigs under construction.

Hull and machinery coverage—We completed the renewal of our hull and machinery insurance coverage and insurance for worldwide war perils, effective May 1, 2012, with updated rig insured values, primarily based on fair market value appraisals, and with similar terms as previous policies.  Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have additional coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our remaining excess liability coverage.  However, we generally retain the risk for all hull and machinery exposures for our Standard Jackups and swamp barge, which are self-insured through our wholly owned captive insurance company.

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

Other insurance coverage—We also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

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

See Notes to Condensed Consolidated Financial Statements Note 15—Contingencies.

Index

Tax matters

We are a Swiss corporation, and we operate through our various subsidiaries in a number of countries throughout the world.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.

U.S. tax investigations—With respect to our 2004 U.S. federal income tax return, the U.S. tax authorities withdrew all of their previously proposed tax adjustments, including all claims related to transfer pricing.  In January 2012, a judge in the U.S. Tax Court entered a decision of no deficiency for the 2004 tax year and cancelled the trial previously scheduled to take place in February 2012.  With respect to our 2005 U.S. federal income tax returns, the U.S. tax authorities have withdrawn all of their previously proposed tax adjustments.

In May 2010, we received an assessment from the U.S. tax authorities related to our 2006 and 2007 U.S. federal income tax returns.  In July 2010, we filed a protest letter with the U.S. tax authorities responding to this assessment.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These two items would result in net adjustments of approximately $278 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2007 could increase substantially, and our earnings and cash flows from operations could be materially and adversely affected.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

In addition, the May 2010 assessment included adjustments related to a series of restructuring transactions that occurred between 2001 and 2004.  These restructuring transactions impacted our basis in our former subsidiary, TODCO, which we disposed of in 2004 and 2005.  The authorities are disputing the amount of capital losses that resulted from the disposition of TODCO.  We utilized a portion of the capital losses to offset capital gains on our U.S. federal income tax returns for 2006 through 2009.  The majority of the capital losses were unutilized and expired on December 31, 2009.  The adjustments would also impact the amount of certain net operating losses and other carryovers in 2006 and later years.  The authorities are also contesting the characterization of certain amounts of income received in 2006 and 2007 as capital gain and thus the availability of the capital loss to offset such gains.  These claims with respect to our U.S. federal income tax returns for 2006 through 2009 could result in net tax adjustments of approximately $295 million, excluding interest and penalties.  An unfavorable outcome on these potential adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We believe that our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against any potential claims.

The May 2010 assessment also included certain claims with respect to withholding taxes and certain other items resulting in net tax adjustments of approximately $160 million, excluding interest.  In addition, the tax authorities assessed penalties associated with the various tax adjustments for the 2006 and 2007 audits in the aggregate amount of approximately $88 million, excluding interest.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  We believe that our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against potential claims.

In February 2012, we received an assessment from the U.S. tax authorities related to our 2008 and 2009 U.S. federal income tax returns.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  These items would result in net adjustments of approximately $473 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2009 could increase substantially, and could have a material adverse effect on our consolidated results of operations and cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims.

Index

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $115 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $70 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We have provided a parent company guarantee in the amount of approximately $117 million with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $206 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial has been scheduled for December 2012.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  In October 2011, the Norwegian authorities issued criminal indictments against a Norwegian tax attorney related to certain of our restructuring transactions and to the 2001 dividend payment.  The indicted Norwegian tax attorney worked for us in an advisory capacity on these transactions.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $309 million, jointly and severally, against our two subsidiaries, the two external advisors and the external tax attorney.  This compensation claim directly overlaps with an existing civil tax assessment and does not represent an incremental financial exposure to us.  In February 2012, the authorities dropped the previously existing tax assessment related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary on the same matter, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $98 million, plus a 75 percent penalty in the amount of $74 million and interest through December 31, 2011 in the amount of $143 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

See Notes to Condensed Consolidated Financial Statements—Note 8—Income Taxes.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2012, there have been no material changes to the types of judgments, assumptions and estimates, upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements in this quarterly report on Form 10-Q and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Overview

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our restricted cash investments, our long-term and short-term debt, and our derivative instruments.  For our restricted cash investments and debt instruments, the following table presents the principal cash flows and related weighted-average interest rates by contractual maturity date.  For our derivative instruments, including interest rate swaps and cross-currency swaps, the following table presents the notional amounts and weighted-average interest rates by contractual maturity dates.  The information is stated in U.S. dollar equivalents.  The instruments are denominated in either U.S. dollars or Norwegian kroner, as indicated.  The following table presents information for the twelve-month periods ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	(b)
Restricted cash investments
Fixed rate (NOK)	$142	$142	$142	$143	$143	$107	$819	$862
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	4.15%

Debt
Fixed rate (USD)	$2,490	$21	$23	$1,124	$1,026	$6,259	$10,943	$(12,155)
Average interest rate	2.65%	7.76%	7.76%	5.01%	5.12%	6.78%
Fixed rate (NOK)	$142	$142	$143	$236	$143	$107	$913	$(962)
Average interest rate	4.15%	4.15%	4.15%	6.87%	4.15%	4.15%
Variable rate (USD)	$160	$152	$298	$—	$—	$—	$610	$(610)
Average interest rate	2.50%	2.48%	2.17%	—%	—%	—%
Variable rate (NOK)	$—	$—	$—	$158	$—	$—	$158	$(167)
Average interest rate	—%	—%	—%	9.34%	—%	—%

Debt of consolidated variable interest entities
Variable rate (USD)	$28	$29	$31	$62	$36	$19	$205	$(205)
Average interest rate	1.47%	1.47%	1.47%	2.44%	1.47%	1.47%

Interest rate swaps
Fixed to variable (USD)	$750	$—	$—	$—	$—	$—	$750	$7
Average pay rate	3.64%	—%	—%	—%	—%	—%
Average receive rate	5.17%	—%	—%	—%	—%	—%
Variable to fixed (USD)	$57	$70	$293	$—	$—	$—	$420	$(15)
Average pay rate	2.37%	2.34%	2.34%	—%	—%	—%
Average receive rate	0.46%	0.46%	0.46%	—%	—%	—%

Cross-currency swaps
Receive NOK / pay USD (c)	$—	$—	$—	$102	$—	$—	$102	$(7)
Average pay rate	—%	—%	—%	8.93%	—%	—%
Average receive rate	—%	—%	—%	11.00%	—%	—%
_________________________
(a)	Expected maturity amounts are based on the face value of debt.

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

(b)	Amounts represent the fair value of the asset (liability) as of June 30, 2012.

(c)	The cross-currency swaps have fixed rates on both the pay and the receive sides of the derivative instruments.

Index

Interest Rate Risk

At June 30, 2012, the face value of our consolidated variable-rate debt, including the effect of our hedging activities, was approximately $1.3 billion, representing 10 percent of the face value of our total debt.  Excluding the effect of our hedging activities, our variable-rate debt at June 30, 2012 consisted of the FRN Callable Bonds and borrowings under the TPDI Credit Facilities, the ADDCL Credit Facilities and the Aker Revolving Credit and Term Loan Facility.  At December 31, 2011, the face value of our consolidated variable-rate debt, including the effect of our hedging activities, was approximately $2.5 billion, representing 19 percent of the face value of our total debt.  Excluding the effect of our hedging activities, our variable-rate debt at December 31, 2011 consisted of the FRN Callable Bonds and borrowings under the TPDI Credit Facilities, the ADDCL Credit Facilities and the Aker Revolving Credit and Term Loan Facility.  Based upon variable-rate debt balances outstanding as of June 30, 2012 and December 31, 2011, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $13 million and $25 million, respectively.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon the amounts of our cash investments as of June 30, 2012 and December 31, 2011, a hypothetical one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $40 million.

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

At June 30, 2012, we had NOK 6.4 billion aggregate principal amount of debt obligations, all of which were assumed in connection with our acquisition of Aker Drilling.  Certain of these kroner-denominated debt instruments are secured by a corresponding amount of restricted cash investments that are also denominated in Norwegian kroner.  Additionally, we assumed certain cross-currency swaps, which have been designated as a cash flow hedge of certain bonds denominated in Norwegian kroner.  After consideration of these currency exchange rate risk management strategies, we have approximately NOK 940 million aggregate principal amount of debt obligations that are not hedged.  Based on kroner-denominated debt instruments outstanding as of June 30, 2012, a hypothetical one percentage point change in the currency exchange rates would result in a corresponding change in annual interest expense of less than $1 million.

For a discussion of our foreign exchange risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2011.  With the exception of the foregoing, there have been no material changes to these previously reported matters during the six months ended June 30, 2012.

Index

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of June 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—In preparing our condensed consolidated financial statements for the three months ended June 30, 2012, we identified an immaterial error in our previously issued consolidated financial statements for the year ended December 31, 2011 and for the three months ended March 31, 2012.  Correcting prior year financial statements for immaterial errors does not require our previously filed reports to be amended, but rather these corrections will be made the next time we file the prior period consolidated financial statements.

In connection with the error, we evaluated the deficiency in our internal controls over financial reporting and determined that it did not represent a material weakness as of December 31, 2011.

In the quarter ended June 30, 2012, we initiated improvements to our internal controls associated with evaluating insurance recoveries.  These modifications to our internal controls have not materially affected, nor are reasonably likely to materially affect, our internal controls over financial reporting.  Other than the modifications to our internal controls associated with evaluating insurance recoveries, there were no significant changes to our internal controls during the quarter ended June 30, 2012.

Index

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 15—Contingencies and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 15—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” and “Item 3. Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2011.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 8—Income Taxes, in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in this quarterly report on Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in our annual report Form 10-K for the year ended December 31, 2011.  As of June 30, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 31, 2012, we issued 8,695,351 shares to Quantum Pacific Management Limited in a non-cash exchange for its 50 percent interest in Transocean Pacific Drilling Inc.  The shares were issued in a private transaction pursuant to Section 4(2) of the U.S. Securities Act of 1933.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2012	5,107	$50.39	—	$3,940
May 2012	—	$—	—	$3,940
June 2012	8,056	$41.55	—	$3,940
Total	13,163	$44.98	—	$3,940
_________________________
(1)
Total number of shares purchased in the second quarter of 2012 consists of 13,163 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.7 billion at an exchange rate as of June 30, 2012 of USD 1.00 to CHF 0.95.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through June 30, 2012, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Liquidity—Overview.”

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 6.	Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

3.1	Articles of Association of Transocean Ltd., as of May 30, 2012 (incorporated by reference from Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on June 5, 2012)

10.1	First Amendment to Agreement with Gregory L. Cauthen (incorporated by reference from Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 2, 2012)

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	101.ins	XBRL Instance Document

†	101.sch	XBRL Taxonomy Extension Schema

†	101.cal	XBRL Taxonomy Extension Calculation Linkbase

†	101.def	XBRL Taxonomy Extension Definition Linkbase

†	101.lab	XBRL Taxonomy Extension Label Linkbase

†	101.pre	XBRL Taxonomy Extension Presentation Linkbase
_______________              ___
†	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2012.

TRANSOCEAN LTD.

By:   /s/ Gregory L. Cauthen
Gregory L. Cauthen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ David A. Tonnel
David A. Tonnel
Senior Vice President and Controller
(Principal Accounting Officer)