Form 10-Q
period 2012-09-30
Transocean Ltd.
filed 2012-11-05
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 23, 2012, 359,425,927 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating revenues
Contract drilling revenues	$2,310	$1,827	$6,498	$5,396
Other revenues	130	164	420	576
	2,440	1,991	6,918	5,972
Costs and expenses
Operating and maintenance	1,338	1,344	4,731	3,915
Depreciation and amortization	280	281	846	821
General and administrative	69	67	217	200
	1,687	1,692	5,794	4,936
Loss on impairment	—	—	(210)	—
Gain (loss) on disposal of assets, net	50	(1)	40	(1)
Operating income	803	298	954	1,035

Other income (expense), net
Interest income	15	7	43	27
Interest expense, net of amounts capitalized	(180)	(151)	(543)	(443)
Other, net	(8)	(77)	(32)	(79)
	(173)	(221)	(532)	(495)
Income from continuing operations before income tax expense	630	77	422	540
Income tax expense	104	93	96	211
Income (loss) from continuing operations	526	(16)	326	329
Income (loss) from discontinued operations, net of tax	(909)	(5)	(994)	116

Net income (loss)	(383)	(21)	(668)	445
Net income (loss) attributable to noncontrolling interest	(2)	11	7	34
Net income (loss) attributable to controlling interest	$(381)	$(32)	$(675)	$411

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$1.47	$(0.08)	$0.90	$0.92
Earnings (loss) from discontinued operations	(2.53)	(0.02)	(2.80)	0.36
Earnings (loss) per share	$(1.06)	$(0.10)	$(1.90)	$1.28

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$1.47	$(0.08)	$0.90	$0.92
Earnings (loss) from discontinued operations	(2.53)	(0.02)	(2.80)	0.36
Earnings (loss) per share	$(1.06)	$(0.10)	$(1.90)	$1.28

Weighted-average shares outstanding
Basic	359	320	354	320
Diluted	359	320	354	320

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(383)	$(21)	$(668)	$445

Other comprehensive income (loss) before income taxes
Unrecognized components of net periodic benefit costs	(5)	(4)	(32)	(10)
Unrecognized loss on derivative instruments	—	(7)	—	(14)
Unrealized loss on marketable securities	—	(14)	—	(14)
Recognized components of net periodic benefit costs	11	7	34	19
Recognized (gain) loss on derivative instruments	(3)	3	—	8

Other comprehensive income (loss) before income taxes	3	(15)	2	(11)
Income taxes related to other comprehensive income (loss)	1	—	(1)	(2)
Other comprehensive income (loss), net of income taxes	4	(15)	1	(13)

Total comprehensive income (loss)	(379)	(36)	(667)	432
Total comprehensive income (loss) attributable to noncontrolling interest	(2)	6	7	27

Total comprehensive income (loss) attributable to controlling interest	$(377)	$(42)	$(674)	$405

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$6,001	$4,017
Accounts receivable, net of allowance for doubtful accounts of $28 at September 30, 2012 and December 31, 2011	2,163	2,176
Materials and supplies, net of allowance for obsolescence of $71 and $59 at September 30, 2012 and December 31, 2011, respectively	597	529
Deferred income taxes, net	169	142
Assets held for sale	930	26
Other current assets	444	646
Total current assets	10,304	7,536

Property and equipment	26,567	24,833
Property and equipment of consolidated variable interest entities	817	2,252
Less accumulated depreciation	6,925	6,297
Property and equipment, net	20,459	20,788
Goodwill	2,987	3,217
Other assets	1,562	3,491
Total assets	$35,312	$35,032

Liabilities and equity
Accounts payable	$876	$880
Accrued income taxes	257	86
Debt due within one year	2,701	1,942
Debt of consolidated variable interest entities due within one year	28	245
Other current liabilities	2,839	2,375
Total current liabilities	6,701	5,528

Long-term debt	11,211	10,756
Long-term debt of consolidated variable interest entities	177	593
Deferred income taxes, net	450	514
Other long-term liabilities	1,517	1,898
Total long-term liabilities	13,355	13,761

Commitments and contingencies
Redeemable noncontrolling interest	—	116

Shares, CHF 15.00 par value, 402,282,355 authorized, 167,617,649 conditionally authorized, and 373,830,649 and 365,135,298 issued at September 30, 2012 and December 31, 2011, respectively; 359,418,883 and 349,805,793 outstanding at September 30, 2012 and December 31, 2011, respectively	5,129	4,982
Additional paid-in capital	7,496	7,211
Treasury shares, at cost, 2,863,267 held at September 30, 2012 and December 31, 2011	(240)	(240)
Retained earnings	3,399	4,180
Accumulated other comprehensive loss	(512)	(496)
Total controlling interest shareholders’ equity	15,272	15,637
Noncontrolling interest	(16)	(10)
Total equity	15,256	15,627
Total liabilities and equity	$35,312	$35,032

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	Shares		Amount
Shares
Balance, beginning of period	350	319	$4,982	$4,482
Issuance of shares under share-based compensation plans	—	1	13	11
Issuance of shares in exchange for noncontrolling interest	9	—	134	—
Balance, end of period	359	320	$5,129	$4,493
Additional paid-in capital
Balance, beginning of period			$7,211	$7,504
Share-based compensation			72	74
Issuance of shares under share-based compensation plans			(16)	(17)
Issuance of shares in exchange for noncontrolling interest			233	—
Obligation for distribution of qualifying additional paid-in capital			—	(1,017)
Other, net			(4)	1
Balance, end of period			$7,496	$6,545
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$4,180	$9,934
Net income (loss) attributable to controlling interest			(675)	411
Fair value adjustment of redeemable noncontrolling interest			(106)	—
Balance, end of period			$3,399	$10,345
Accumulated other comprehensive loss
Balance, beginning of period			$(496)	$(332)
Reclassification from redeemable noncontrolling interest			(17)	—
Other comprehensive income (loss) attributable to controlling interest			1	(6)
Balance, end of period			$(512)	$(338)
Total controlling interest shareholders’ equity
Balance, beginning of period			$15,637	$21,348
Total comprehensive income (loss) attributable to controlling interest			(674)	405
Share-based compensation			72	74
Issuance of shares under share-based compensation plans			(3)	(6)
Issuance of shares in exchange for noncontrolling interest			367	—
Fair value adjustment of redeemable noncontrolling interest			(106)	—
Reclassification from redeemable noncontrolling interest			(17)	—
Obligation for distribution of qualifying additional paid-in capital			—	(1,017)
Other, net			(4)	1
Balance, end of period			$15,272	$20,805
Noncontrolling interest
Balance, beginning of period			$(10)	$(8)
Total comprehensive loss attributable to noncontrolling interest			(6)	(3)
Balance, end of period			$(16)	$(11)
Total equity
Balance, beginning of period			$15,627	$21,340
Total comprehensive income (loss)			(680)	402
Share-based compensation			72	74
Issuance of shares under share-based compensation plans			(3)	(6)
Issuance of shares in exchange for noncontrolling interest			367	—
Fair value adjustment of redeemable noncontrolling interest			(106)	—
Reclassification from redeemable noncontrolling interest			(17)	—
Obligation for distribution of qualifying additional paid-in capital			—	(1,017)
Other, net			(4)	1
Balance, end of period			$15,256	$20,794

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Cash flows from operating activities
Net income (loss)	$(383)	$(21)	$(668)	$445
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(9)	(12)	(32)	(32)
Depreciation and amortization	280	281	846	821
Depreciation and amortization of assets in discontinued operations	48	80	182	258
Share-based compensation expense	24	20	72	74
Loss on impairment	—	—	210	—
Loss on impairment of assets in discontinued operations	878	7	913	32
(Gain) loss on disposal of assets, net	(50)	1	(40)	1
(Gain) loss on disposal of assets in discontinued operations, net	1	1	(70)	(175)
Amortization of debt issue costs, discounts and premiums, net	17	33	52	95
Deferred income taxes	(61)	(6)	(104)	30
Other, net	12	79	47	85
Changes in deferred revenue, net	(64)	(36)	(69)	7
Changes in deferred expenses, net	51	18	30	(66)
Changes in operating assets and liabilities	42	47	416	(353)
Net cash provided by operating activities	786	492	1,785	1,222

Cash flows from investing activities
Capital expenditures	(201)	(124)	(646)	(633)
Capital expenditures for discontinued operations	(24)	(13)	(75)	(37)
Investment in marketable security	—	(199)	—	(199)
Proceeds from disposal of assets, net	178	4	189	12
Proceeds from disposal of assets in discontinued operations, net	5	84	196	353
Payment for settlement of forward exchange contract	—	(78)	—	(78)
Other, net	7	6	32	(27)
Net cash used in investing activities	(35)	(320)	(304)	(609)

Cash flows from financing activities
Changes in short-term borrowings, net	—	2	(260)	58
Proceeds from debt	1,493	—	1,493	5
Repayments of debt	(264)	(23)	(584)	(272)
Proceeds from restricted cash investments	106	—	298	—
Deposits to restricted cash investments	(42)	—	(158)	—
Distribution of qualifying additional paid-in capital	—	(254)	(278)	(508)
Other, net	(7)	—	(8)	(4)
Net cash provided by (used in) financing activities	1,286	(275)	503	(721)

Net increase (decrease) in cash and cash equivalents	2,037	(103)	1,984	(108)
Cash and cash equivalents at beginning of period	3,964	3,349	4,017	3,354
Cash and cash equivalents at end of period	$6,001	$3,246	$6,001	$3,246

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At September 30, 2012, we owned or had partial ownership interests in and operated 82 mobile offshore drilling units associated with our continuing operations.  As of this date, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, and nine High-Specification Jackups.  Additionally, we owned and operated 32 Standard Jackups and one swamp barge associated with our discontinued operations (see Note 9—Discontinued Operations).  We also had six Ultra-Deepwater drillships and three High-Specification Jackups under construction or under contract to be constructed.  See Note 11—Drilling Fleet.

We also provide oil and gas drilling management services, drilling engineering and drilling project management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our United Kingdom (“U.K.”) subsidiaries (together, “ADTI”).  ADTI conducts drilling management services primarily on either a dayrate or a completed-project, fixed-price (or “turnkey”) basis.

Note 2—Significant Accounting Policies

Basis of presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 included in our annual report on Form 10-K filed on February 27, 2012.

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

-  -

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Share-based compensation—Share-based compensation expense was $24 million and $72 million for the three and nine months ended September 30, 2012, respectively.  Share-based compensation expense was $20 million and $74 million for the three and nine months ended September 30, 2011, respectively.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  We capitalized interest costs on construction work in progress of $12 million and $37 million for the three and nine months ended September 30, 2012, respectively.  We capitalized interest costs for construction work in progress of $5 million and $30 million for the three and nine months ended September 30, 2011, respectively.

Reclassifications—We have made certain reclassifications, which did not have an effect on net income, to prior period amounts to conform with the current period’s presentation, including certain reclassifications to our condensed consolidated statements of financial position, results of operations and cash flows to present our operations in the Standard Jackup and swamp barge market sectors, components of our contract drilling service segment, as discontinued operations (See Note 9—Discontinued Operations).  Other reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

We assessed the materiality of this error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), using both the rollover method and the iron curtain method, as defined in SAB 108, and concluded the error, inclusive of other adjustments discussed below, was immaterial to prior years but could be material to the current year.  Under SAB 108, if the prior year error, if corrected in the current year, would be material to the current year, the prior year financial statements should be corrected, even though such correction previously was immaterial to the prior year financial statements.  Correcting prior year financial statements for immaterial errors does not require our previously filed reports to be amended, but rather these corrections will be made the next time we file the prior period consolidated financial statements.

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

For the three and nine month periods ended September 30, 2011, correction of these errors increased income from continuing operations by $35 million and $1 million, respectively, and net income attributable to controlling interest by $39 million and $17 million, respectively.  The summary of adjustments for increases and (decreases) to net income (loss) from continuing operations and net income (loss) attributable to controlling interest for the applicable periods were as follows (in millions):

	Three months ended September 30, 2011	Nine months ended September 30, 2011

Legal and other costs	$(19)	$(49)
Repair and maintenance costs	59	11
Income tax benefit	5	25
Other immaterial adjustments, net	(10)	14
Net adjustment to income from continuing operations	35	1
Net adjustment to income from discontinued operations, net of tax	4	—
Net adjustment to net income attributable to noncontrolling interest	—	(16)
Net adjustment to net income attributable to controlling interest	$39	$17

The effects of the corrections of the errors on our consolidated statements of operations for the three and nine months ended September 30, 2011 are presented in the tables below.  Previously reported amounts include reclassifications for discontinued operations (see Note 9—Discontinued Operations).  The corrections of the errors had no effect on our consolidated statements of comprehensive income (loss) other than the effect of the changes to net income (loss) for each period.  The corrections of the errors had no effect on the previously reported amounts of operating, investing, and financing cash flows in our consolidated statements of cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Previously reported	Adjustments	As adjusted	Previously reported	Adjustments	As adjusted
Operating revenues
Contract drilling revenues	$1,830	$(3)	$1,827	$5,399	$(3)	$5,396
Other revenues	164	—	164	576	—	576
	1,994	(3)	1,991	5,975	(3)	5,972
Costs and expenses
Operating and maintenance	1,377	(33)	1,344	3,894	21	3,915
Depreciation and amortization	281	—	281	821	—	821
General and administrative	67	—	67	200	—	200
	1,725	(33)	1,692	4,915	21	4,936
Loss on impairment	—	—	—	—	—	—
Gain (loss) on disposal of assets, net	(1)	—	(1)	(1)	—	(1)
Operating income	268	30	298	1,059	(24)	1,035

Other income (expense), net
Interest income	7	—	7	27	—	27
Interest expense, net of amounts capitalized	(151)	—	(151)	(443)	—	(443)
Other, net	(77)	—	(77)	(79)	—	(79)
	(221)	—	(221)	(495)	—	(495)
Income from continuing operations before income tax expense	47	30	77	564	(24)	540
Income tax expense	98	(5)	93	236	(25)	211
Income (loss) from continuing operations	(51)	35	(16)	328	1	329
Income (loss) from discontinued operations, net of tax	(9)	4	(5)	116	—	116

Net income (loss)	(60)	39	(21)	444	1	445
Net income (loss) attributable to noncontrolling interest	11	—	11	50	(16)	34
Net income (loss) attributable to controlling interest	$(71)	$39	$(32)	$394	$17	$411

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$(0.19)	$0.11	$(0.08)	$0.86	$0.06	$0.92
Earnings (loss) from discontinued operations	(0.03)	0.01	(0.02)	0.36	—	0.36
Earnings (loss) per share	$(0.22)	$0.12	$(0.10)	$1.22	$0.06	$1.28

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$(0.19)	$0.11	$(0.08)	$0.86	$0.06	$0.92
Earnings (loss) from discontinued operations	(0.03)	0.01	(0.02)	0.36	—	0.36
Earnings (loss) per share	$(0.22)	$0.12	$(0.10)	$1.22	$0.06	$1.28

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5—Variable Interest Entities

Consolidated variable interest entities—The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	September 30, 2012			December 31, 2011
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
TPDI	$—	$—	$—	$1,562	$673	$889
ADDCL	941	313	628	930	334	596
Total	$941	$313	$628	$2,492	$1,007	$1,485

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

The notes receivable were originally accepted in exchange for and are secured by two drilling units.  The notes receivable have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  The working capital loan, also secured by the two drilling units, has a stated interest rate of 10 percent and is payable in scheduled quarterly installments of principal and interest through maturity in January 2013, subject to acceleration under certain conditions.  We evaluate the credit quality and financial condition of Awilco quarterly.  The aggregate carrying amount of the notes receivable was $106 million and $110 million at September 30, 2012 and December 31, 2011, respectively.  The aggregate carrying amount of the working capital loan receivable was $5 million and $29 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, our aggregate exposure to loss on these receivable instruments was $111 million.

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

As of October 3, 2011, the acquisition price included the following, measured at estimated fair value: current assets of $323 million, drilling rigs and other property and equipment of $1.8 billion, other assets of $757 million, and the assumption of long-term debt of $1.6 billion and other liabilities of $291 million.  The acquired assets included $901 million of cash investments restricted for the payment of certain assumed debt instruments.  The excess of the purchase price over the estimated fair value of net assets acquired was approximately $285 million, which was recorded as goodwill.  We subsequently made adjustments to the estimated fair value of certain assets and liabilities, which are reflected in the amounts noted above, with a corresponding net increase to goodwill in the amount of $12 million.

In the three and nine months ended September 30, 2012, our operating revenues included approximately $90 million and $285 million of contract drilling revenues, respectively, associated with the operations of the two Harsh Environment, Ultra-Deepwater semisubmersibles that we acquired in our acquisition of Aker Drilling.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unaudited pro forma combined operating results from continuing operations, assuming the acquisition was completed as of January 1, 2011, were as follows (in millions, except per share data):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Operating revenues	$2,099	$6,284
Operating income	345	1,181
Income (loss) from continuing operations	$35	$427

Per share earnings (loss) from continuing operations
Basic	$0.08	$1.23
Diluted	$0.08	$1.23

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

Note 7—Impairments

Definite-lived intangible assets—During the nine months ended September 30, 2012, we determined that the customer relationships intangible asset associated with our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and we recognized a loss on impairment of $53 million ($37 million, or $0.10 per diluted share from continuing operations, net of tax) in the nine months ended September 30, 2012.

Goodwill and other indefinite-lived intangible assets—As a result of our annual impairment test, performed as of October 1, 2011, we determined that the goodwill associated with our contract drilling services reporting unit was impaired due to a decline in projected cash flows and market valuations for this reporting unit.  In the year ended December 31, 2011, we recognized a loss on impairment, representing our best estimate, in the amount of $5.2 billion ($16.15 per diluted share from continuing operations), which had no tax effect.  In the nine months ended September 30, 2012, we completed our analysis and recognized an incremental adjustment to our original estimate in the amount of $118 million ($0.33 per diluted share from continuing operations), which had no tax effect.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including cost, income, and market approaches.  Our valuation required us to project the future performance of our contract drilling services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.

During the nine months ended September 30, 2012, we determined that the trade name intangible asset associated with our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for drilling management services.  We estimated the fair value of the trade name intangible asset using the relief from royalty method, a valuation methodology that applies the income approach.  Our valuation required us to project the future performance of the drilling management services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for drilling management services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the trade name intangible asset exceeded its fair value, and we recognized a loss on impairment of $39 million ($25 million, or $0.07 per diluted share from continuing operations, net of tax) in the nine months ended September 30, 2012.

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

The estimated annual effective tax rates for our continuing operations were 20.5 percent and 30.8 percent for the nine months ended September 30, 2012 and 2011, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items.

Deferred taxes—The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	September 30, 2012	December 31, 2011
Valuation allowance for non-current deferred tax assets	$182	$183

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	September 30, 2012	December 31, 2011
Unrecognized tax benefits, excluding interest and penalties	$453	$515
Interest and penalties	207	256
Unrecognized tax benefits, including interest and penalties	$660	$771

We engage in ongoing discussions with tax authorities regarding the resolution of tax matters in the various jurisdictions in which we operate.  Both the ultimate outcome of these tax matters and the timing of any resolution or closure of the tax audits are highly uncertain.  In the three and nine months ended September 30, 2012, the amount of current tax benefit recognized from the settlement of disputes with tax authorities and from the expiration of statutes of limitations, including interest and penalties, was $2 million and $196 million, respectively.  It is reasonably possible that the total amount of our existing liabilities for unrecognized tax benefit could decrease by up to 20 percent or increase by up to 10 percent in the next 12 months.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $116 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $70 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We have provided a parent company guarantee in the amount of approximately $118 million with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $206 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial has been scheduled for December 2012.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  In October 2011, the Norwegian authorities issued criminal indictments against a Norwegian tax attorney related to certain of our restructuring transactions and to the 2001 dividend payment.  The indicted Norwegian tax attorney worked for us in an advisory capacity on these transactions.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $311 million, jointly and severally, against our two subsidiaries, the two external advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing tax assessment related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary on the same matter, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See Note 20—Subsequent Events.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $98 million, plus a 75 percent penalty in the amount of $73 million and interest through December 31, 2011 in the amount of $146 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 9—Discontinued Operations

Standard Jackup and swamp barge market sectors—In September 2012, we committed to a strategy to discontinue operations in the Standard Jackup and swamp barge market sectors, components of our contract drilling services operating segment, and to increase our focus on High-Specification Floaters and High-Specification Jackups.  Consistent with our strategy, we committed to a plan to sell 46 Standard Jackups and one swamp barge, representing our entire fleet of rigs in these market sectors.  As a result of our decision, as of September 30, 2012, we reclassified the assets and liabilities associated with this disposal group to assets held for sale and other liabilities for all periods presented, and as of December 31, 2011, we reclassified the assets and liabilities associated with this disposal group to other current assets, other assets and other long-term liabilities.  At September 30, 2012, the aggregate carrying amount of the assets associated with the disposal group was $924 million.  At December 31, 2011, the aggregate carrying amounts of the assets and liabilities associated with the disposal group were $1.9 billion and $33 million, respectively.

As a result of our decision to discontinue operations associated with these components of our contract drilling services operating segment, we allocated $112 million of goodwill to the disposal group based on the fair value of the disposal group relative to the fair value of the contract drilling services operating segment.  We estimated the implied fair value of the goodwill attributable to the disposal group using a variety of valuation methods, including the income and market approaches.  Our valuation required us to project the future performance of the disposal group and of our contract drilling services reporting unit based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions for future commodity prices, projected demand for our services, rig availability and dayrates.

Disposal transactions with Shelf Drilling—In September 2012, in connection with our strategy to discontinue operations in the Standard Jackup and swamp barge market sectors, we entered into definitive agreements with Shelf Drilling Holdings, Ltd. and certain of its affiliates (“Shelf Drilling”) to sell 37 Standard Jackups, including the Standard Jackup GSF Baltic, which was formerly classified as a High-Specification Jackup, the Standard Jackups C.E. Thornton, F.G. McClintock, GSF Adriatic I, GSF Adriatic V, GSF Adriatic VI, GSF Adriatic IX, GSF Adriatic X, GSF Compact Driller, GSF Galveston Key, GSF High Island II, GSF High Island IV, GSF High Island V, GSF High Island VII, GSF High Island IX, GSF Key Gibraltar, GSF Key Hawaii, GSF Key Manhattan, GSF Key Singapore, GSF Main Pass I, GSF Main Pass IV, GSF Parameswara, GSF Rig 105, GSF Rig 124, GSF Rig 141, Harvey H. Ward, J.T. Angel, Randolph Yost, Ron Tappmeyer, Transocean Comet, Trident II, Trident VIII, Trident IX, Trident XII, Trident XIV, Trident XV and Trident XVI and the swamp barge Hibiscus, along with related equipment.

As of September 30, 2012, the aggregate carrying amount of the rigs and related equipment, materials and supplies and other related assets included in the Shelf Drilling disposal transactions was approximately $800 million.  The aggregate sales price associated with the disposal transactions is approximately $1.1 billion, including net cash proceeds of $855 million and non-cash seller financing of $195 million, and the transactions are subject to certain working capital and other adjustments.  The disposal transactions are expected to close in the fourth quarter of 2012.  We have agreed, after the closing of the disposal transactions, to temporarily continue operating certain rigs under operating agreements and to perform other services for Shelf Drilling under a transition services agreement.  Under the transition services agreement, we are required to continue to perform these transition services for a period ranging from nine months to 27 months after the closing.

For a period of up to three years following the closing of the disposal transactions, we have agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and parent guarantees to guarantee various contract bidding and performance activities associated with the drilling units being sold to Shelf Drilling and in effect at the closing of the disposal transactions.  Included within the $125 million maximum amount, we have agreed to provide up to $65 million of additional financial support, excluding parent guarantees, in connection with any new drilling contracts related to such drilling units.  At September 30, 2012, we had $116 million outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs associated with the Shelf Drilling disposal transactions.  See Note 15—Commitments and Contingencies.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The parent company of Shelf Drilling, which will own the drilling units upon closing of the disposal transactions, is a newly formed company sponsored equally by three private equity firms.  The non-cash seller financing consists of perpetual preference shares of the parent company of Shelf Drilling.  The preference shares will be entitled to dividends that are cumulative and payable in-kind at 10 percent per annum, escalating two percent biannually to a maximum of 14 percent but subject to reductions or increases under certain circumstances.  The preference shares are subject to mandatory redemption upon certain specified events, including an initial public offering or change of control of Shelf Drilling.

As a result of the pending disposal transactions, we increased our liabilities for postemployment obligations and severance payments.  In the three and nine months ended September 30, 2012, we recognized $20 million of personnel costs, included in the loss on impairment disclosed below, relating to employees and contract labor.  The loss on impairment also included approximately $60 million of costs for required reactivation of one drilling unit after the closing of the disposal transactions and costs to mobilize certain drilling units.

Disposals of other Standard Jackups—In September 2012, in connection with our strategy to discontinue operations in the Standard Jackup and swamp barge market sectors, we also committed to a plan to sell, within the next 12 months, the remaining nine Standard Jackups, including D.R. Stewart, GSF Adriatic VIII, GSF Rig 103, GSF Rig 127, GSF Rig 134, Interocean III, Trident 17, Trident IV-A and Trident VI.  At September 30, 2012, the nine Standard Jackups and related equipment, materials and supplies and other related assets that were classified as held for sale and unrelated to the Shelf Drilling disposal transactions had an aggregate carrying amount of $124 million.

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

Summarized results of discontinued operations—The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating revenues	$257	$259	$696	$804
Operating and maintenance expense	(224)	(169)	(656)	(539)
Depreciation and amortization expense	(48)	(80)	(182)	(258)
Loss on impairment of assets in discontinued operations	(878)	(7)	(913)	(32)
Gain (loss) on disposal of assets in discontinued operations, net	(1)	(1)	70	175
Income (loss) from discontinued operations before income tax expense	(894)	2	(985)	150
Income tax expense	(15)	(7)	(9)	(34)
Income (loss) from discontinued operations, net of tax	$(909)	$(5)	$(994)	$116

Impairments—In September 2012, in connection with our reclassification of the Standard Jackup and swamp barge disposal group to assets held for sale, we determined that the disposal group was impaired since its aggregate carrying amount exceeded its aggregate fair value.  We estimated the fair value of this disposal group by applying a variety of valuation methods, including cost, income, and market approaches to estimate the exit price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Although we based certain components of our valuation on significant other observable inputs, including binding sale and purchase agreements, a significant portion of our valuation required us to project the future performance of the disposal group based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions regarding long-term projections for future revenues and costs, dayrates, rig utilization and idle time.  We measured the impairments of the disposal group as the amount by which the carrying amounts exceeded its estimated fair value less costs to sell.  Costs to sell the disposal group included approximately $17 million of legal and financial advisory costs and expenses.  In the three and nine months ended September 30, 2012, as a result of our valuation, we recognized losses of $744 million ($2.09 per diluted share) and $112 million ($0.31 per diluted share), with no tax effect, associated with the impairment of long-lived assets and the goodwill, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In the nine months ended September 30, 2012, we also recognized aggregate losses of $29 million ($0.08 per diluted share), which had no tax effect, associated with the impairment of the Standard Jackups GSF Adriatic II and GSF Rig 136, which were classified as assets held for sale at the time of impairment.  In the three and nine months ended September 30, 2011, we recognized aggregate losses of $3 million ($0.01 per diluted share from continuing operations), which had no tax effect, and $28 million ($0.08 per diluted share from continuing operations), which had a tax effect of less than $1 million, respectively, associated with the impairment of the Standard Jackups George H. Galloway, GSF Britannia, GSF Labrador and the swamp barge Searex IV, which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amounts exceeded the estimated fair values less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representing Level 2 fair value measurements, including binding sale and purchase agreements for the drilling units and related equipment.

In the three and nine months ended September 30, 2012, we recognized losses of $2 million, which had no tax effect, and $8 million ($7 million or $0.02 per diluted share, net of tax) associated with the impairment of our oil and gas properties, which were classified as assets held for sale, since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.  In the three and nine months ended September 30, 2011, we recognized a loss of $4 million ($2 million or $0.01 per diluted share, net of tax) associated with the impairment of our oil and gas properties, which were classified as assets held for sale, since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.  We estimated fair value based on significant other observable inputs, representing a Level 2 fair value measurement, including a binding sale and purchase agreement for the properties.

Disposals—During the nine months ended September 30, 2012, we completed the sales of the Standard Jackups GSF Adriatic II, GSF Rig 136, Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer, along with related equipment.  During the nine months ended September 30, 2011, we completed the sales of the Standard Jackups George H. Galloway, GSF Britannia, GSF Labrador and Transocean Mercury and the swamp barge Searex IV, along with related equipment.  In connection with the disposal of these assets, in the nine months ended September 30, 2012 and 2011, we received aggregate net cash proceeds of $179 million and $94 million, and we recognized a net gains on disposal of these assets in the amount of $64 million ($0.18 per diluted share) and $8 million ($0.03 per diluted share), respectively which had no tax effect in either period.  For the three and nine months ended September 30, 2012, we recognized losses on disposal of unrelated assets in the amount of $1 million and $6 million, respectively. For the three and nine months ended September 30, 2011, we recognized losses on disposal of unrelated assets in the amount of $2 million.

In the nine months ended September 30, 2011, in connection with the sale of the High-Specification Jackup Trident 20, we received net cash proceeds of $259 million and recognized a gain on the disposal of the assets of $169 million ($0.51 per diluted share), which had no tax effect.

In April 2012, we completed the sale of the assets of Challenger Minerals Inc. for net cash proceeds of $7 million, and in May 2012, we received an additional $10 million of cash proceeds from the buyer of Challenger Minerals (North Sea) Limited.  In the three and nine months ended September 30, 2012, we recognized gains of $1 million and $12 million ($0.03 per diluted share), respectively, which had no tax effect for either period, associated with the disposal of oil and gas properties.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Assets and liabilities of discontinued operations—As a result of our decision to discontinue the operations in the Standard Jackups and swamp barge market sectors, the Caspian Sea and the oil and gas exploration and production market, we have classified the related assets and liabilities of these components of our business to other current assets, other assets, other current liabilities and other long-term liabilities as of September 30, 2012 and December 31, 2011.  The carrying amounts of the major classes of assets and liabilities associated with these operations were classified as follows (in millions):

	September 30, 2012	December 31, 2011
Assets
Rigs and related equipment, net	$819	$—
Materials and supplies	99	—
Oil and gas properties, net	6	24
Other related assets	6	2
Assets held for sale	$930	$26

Materials and supplies	$—	$98
Other assets	8	21
Other current assets	$8	$119

Rigs and related equipment, net	$—	$1,745
Deferred costs	—	42
Other assets	$—	$1,787

Liabilities
Deferred revenue	$—	$17
Deferred income taxes, net	6	6
Other liabilities	3	14
Other current liabilities	$9	$37

Deferred revenue	$—	$8
Deferred income taxes, net	—	5
Other liabilities	$—	$13

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10—Earnings Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$528	$528	$(27)	$(27)	$319	$319	$295	$295
Undistributed earnings allocable to participating securities	—	—	—	—	—	—	(2)	(2)
Income (loss) from continuing operations available to shareholders	$528	$528	$(27)	$(27)	$319	$319	$293	$293

Denominator for earnings (loss) per share
Weighted-average shares outstanding	359	359	320	320	354	354	320	320
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	359	359	320	320	354	354	320	320

Per share earnings (loss) from continuing operations	$1.47	$1.47	$(0.08)	$(0.08)	$0.90	$0.90	$0.92	$0.92

For the three and nine months ended September 30, 2012, respectively, we excluded 1.9 million share-based awards from the calculation since the effect would have been anti-dilutive.  For the three and nine months ended September 30, 2011, respectively, we excluded 2.9 million and 1.8 million share-based awards from the calculation since the effect would have been anti-dilutive.

The 1.50% Series B Convertible Senior Notes and 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.  See Note 12—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11—Drilling Fleet

Expansion—Capital expenditures and other capital additions, including capitalized interest, for the nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Nine months ended September 30,
	2012	2011
Construction work in progress, at beginning of period	$1,360	$1,450

Newbuild construction program
Transocean Ao Thai (a)	49	10
Deepwater Asgard (b)	40	—
Deepwater Invictus (b)	35	—
Transocean Honor (c)	35	83
Transocean Siam Driller (a)	32	72
Transocean Andaman (a)	31	72
Deepwater Champion (d)	—	76
Other construction projects and capital additions	424	320
Total capital expenditures	646	633
Changes in accrued capital expenditures	(10)	11

Property and equipment placed into service
Transocean Honor (c)	(262)	—
Deepwater Champion (d)	—	(881)
Other property and equipment	(413)	(348)
Construction work in progress, at end of period	$1,321	$865

(a)
Transocean Siam Driller, Transocean Andaman and Transocean Ao Thai, three Keppel FELS Super B class design High-Specification Jackups, under construction at Keppel FELS’ yard in Singapore, are expected to commence operations in the first quarter of 2013, the second quarter of 2013 and the fourth quarter of 2013, respectively.

(b)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to be ready to commence operations in the second quarter of 2014.

(c)	Transocean Honor, a PPL Pacific Class 400 design High-Specification Jackup, commenced operations in May 2012.

(d)	Deepwater Champion, an Ultra-Deepwater drillship, commenced operations in May 2011.

In September 2012, we entered into shipyard contracts for the construction of four newbuild Ultra-Deepwater drillships at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, which are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2016 and the first quarter of 2017, respectively.  See Note 15—Commitments and Contingencies.

Dispositions—During the nine months ended September 30, 2012, we committed to a plan to sell 46 Standard Jackups and a swamp barge, reflecting our decision to discontinue operations in the Standard Jackup and swamp barge market sectors (see Note 9—Discontinued Operations).  In addition, during the nine months ended September 30, 2012, we completed the sales of the Deepwater Floaters Discoverer 534 and Jim Cunningham.  In connection with the disposal of these assets, in the three and nine months ended September 30, 2012, we received aggregate net cash proceeds of $178 million, and we recognized a net gain on disposal of these drilling units and related equipment in the amount of $51 million ($48 million or $0.13 per diluted share from continuing operations net of tax).  In the three and nine months ended September 30, 2012, we recognized losses on disposal of unrelated assets in the amount of $1 million and $11 million, respectively.

During the nine months ended September 30, 2011, in connection with our efforts to dispose of non-strategic assets, we sold the High-Specification Jackup Trident 20, reflecting our decision to discontinue operations in the Caspian Sea (see Note 9—Discontinued Operations).  In the three and nine months ended September 30, 2011, we recognized a net loss on disposal of unrelated assets in the amounts of $1 million and $3 million, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unconsolidated affiliates—In July 2011, we completed the sale of our 50 percent ownership interest in Overseas Drilling Limited, a Cayman Islands company, which owns the drillship Joides Resolution, which was adapted for scientific research.  In the three and nine months ended September 30, 2011, we received net cash proceeds of $22 million and recognized a net gain of $13 million ($0.04 per diluted share from continuing operations), recorded in other, net, which had no tax effect.

Note 12—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	September 30, 2012			December 31, 2011
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
5% Notes due February 2013	$251	$—	$251	$253	$—	$253
5.25% Senior Notes due March 2013 (a)	503	—	503	507	—	507
TPDI Credit Facilities due March 2015	420	—	420	—	473	473
4.95% Senior Notes due November 2015 (a)	1,120	—	1,120	1,120	—	1,120
Aker Revolving Credit and Term Loan Facility due December 2015	—	—	—	594	—	594
Callable Bonds due February 2016	274	—	274	267	—	267
5.05% Senior Notes due December 2016 (a)	999	—	999	999	—	999
2.5% Senior Notes due October 2017 (a)	748	—	748	—	—	—
ADDCL Credit Facilities due December 2017	—	205	205	—	217	217
Eksportfinans Loans due January 2018	774	—	774	884	—	884
6.00% Senior Notes due March 2018 (a)	998	—	998	998	—	998
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
TPDI Notes due October 2019	—	—	—	—	148	148
6.50% Senior Notes due November 2020 (a)	899	—	899	899	—	899
6.375% Senior Notes due December 2021 (a)	1,199	—	1,199	1,199	—	1,199
3.8% Senior Notes due October 2022 (a)	745	—	745	—	—	—
7.45% Notes due April 2027 (a)	97	—	97	97	—	97
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7% Notes due June 2028	311	—	311	311	—	311
Capital lease contract due August 2029	664	—	664	676	—	676
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.50% Series B Convertible Senior Notes due December 2037 (a)	—	—	—	30	—	30
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,709	—	1,709	1,663	—	1,663
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
7.35% Senior Notes due December 2041 (a)	300	—	300	300	—	300
Total debt	13,912	205	14,117	12,698	838	13,536
Less debt due within one year
5% Notes due February 2013	251	—	251	—	—	—
5.25% Senior Notes due March 2013 (a)	503	—	503	—	—	—
TPDI Credit Facilities due March 2015	70	—	70	—	70	70
Aker Revolving Credit and Term Loan Facility due December 2015	—	—	—	90	—	90
ADDCL Credit Facilities due November 2017	—	28	28	—	27	27
Eksportfinans Loans due January 2018	148	—	148	142	—	142
TPDI Notes due October 2019	—	—	—	—	148	148
Capital lease contract due August 2029	20	—	20	17	—	17
1.50% Series B Convertible Senior Notes due December 2037 (a)	—	—	—	30	—	30
1.50% Series C Convertible Senior Notes due December 2037 (a)	1,709	—	1,709	1,663	—	1,663
Total debt due within one year	2,701	28	2,729	1,942	245	2,187
Total long-term debt	$11,211	$177	$11,388	$10,756	$593	$11,349
_________________________

(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the Transocean Inc. Five-Year Revolving Credit Facility.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.  See Note 19—Condensed Consolidating Financial Information.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Scheduled maturities—In preparing the scheduled maturities of our debt, we assume the noteholders will exercise their options to require us to repurchase the 1.50% Series C Convertible Senior Notes in December 2012.  At September 30, 2012, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending September 30,
2013	$2,710	$28	$2,738
2014	240	29	269
2015	451	31	482
2016	1,535	62	1,597
2017	1,175	36	1,211
Thereafter	7,788	19	7,807
Total debt, excluding unamortized discounts, premiums and fair value adjustments	13,899	205	14,104
Total unamortized discounts, premiums and fair value adjustments, net	13	—	13
Total debt	$13,912	$205	$14,117

Five-Year Revolving Credit Facility—We have a $2.0 billion revolving credit facility established by the Credit Agreement dated November 1, 2011 (the “Five-Year Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.325 percent, based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), and was 0.275 percent at September 30, 2012.  At September 30, 2012, we had $24 million in letters of credit issued and outstanding, we had no borrowings outstanding, and we had $2.0 billion available borrowing capacity under the Five-Year Revolving Credit Facility.

TPDI Credit Facilities—We have a bank credit agreement, which establishes a $1.265 billion secured credit facility, comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility (collectively, the “TPDI Credit Facilities”), which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our other subsidiaries participates as a lender in the senior and junior term loans.  At September 30, 2012, $840 million was outstanding under the TPDI Credit Facilities, of which $420 million was due to the other subsidiary and was eliminated in consolidation.  On September 30, 2012, the weighted-average interest rate was 2.0 percent.  See Note 13—Derivatives and Hedging and Note 16—Redeemable Noncontrolling Interest.

At September 30, 2012, we had an outstanding letter of credit in the amount of $60 million to satisfy our liquidity requirements under the TPDI Credit Facilities.  Additionally, we are required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the TPDI Credit Facilities.  We had restricted cash investments of $23 million at September 30, 2012 and December 31, 2011.

Aker Revolving Credit and Term Loan Facility—We had a credit facility established by the Revolving Credit and Term Loan Facility Agreement dated February 21, 2011 (the “Aker Revolving Credit and Term Loan Facility”), comprised of a $500 million revolving credit facility (the “Aker Revolving Credit Facility”) and a $400 million term loan (the “Aker Term Loan”), which was secured by Transocean Spitsbergen and Transocean Barents and guaranteed by Transocean Ltd.

In the three and nine months ended September 30, 2012, we prepaid $173 million and $333 million of borrowings under the Aker Term Loan, and we recognized losses on retirement of debt in the amount of $1 million and $2 million, respectively.  In September 2012, we cancelled the Aker Revolving Credit and Term Loan Facility.

Callable Bonds—Aker Drilling is the obligor on the FRN Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “FRN Callable Bonds”) and the 11% Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “11% Callable Bonds,” and together with the FRN Callable Bonds, the “Callable Bonds”), which are publicly traded on the Oslo Stock Exchange.  At September 30, 2012, the total aggregate principal amounts of the FRN Callable Bonds and the 11% Callable Bonds were NOK 940 million and NOK 560 million, equivalent to $164 million and $98 million, respectively, using an exchange rate of NOK 5.73 to US $1.00.  At September 30, 2012, the interest rate on the FRN Callable Bonds was 9.1 percent.  See Note 13—Derivatives and Hedging.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.5% Senior Notes and the 3.8% Senior Notes—In September 2012, we issued $750 million aggregate principal amount of 2.5% Senior Notes due October 2017 (the “2.5% Senior Notes”) and $750 million aggregate principal amount of 3.8% Senior Notes due October 2022 (the “3.8% Senior Notes,” and together with the 2.5% Senior Notes, the “2012 Senior Notes”).  The interest rates for the notes are subject to adjustment from time to time upon a change to the credit rating for the notes assigned by Moody’s Investors Service or Standard & Poor’s Ratings Services.  We are required to pay interest on the 2012 Senior Notes on April 15 and October 15 of each year, beginning April 15, 2013.  We may redeem some or all of the 2012 Senior Notes at any time prior to maturity at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, together with a make-whole premium unless, in the case of the 3.8% Senior Notes, such redemption occurs on or after July 15, 2022, in which case no such make-whole premium will apply.  The indenture pursuant to which the 2012 Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At September 30, 2012, $750 million aggregate principal amount of the 2.5% Senior Notes and $750 million aggregate principal amount of the 3.8% Senior Notes were outstanding.

ADDCL Credit Facilities—ADDCL has a primary bank credit agreement, which establishes a senior secured credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  At September 30, 2012, $177 million was outstanding under Tranche A at a weighted-average interest rate of 1.5 percent.  At September 30, 2012, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement, which establishes a $90 million credit facility (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”), for which one of our subsidiaries provides 65 percent of the total commitment.  At September 30, 2012, $80 million was outstanding under the ADDCL Secondary Loan Facility, of which $52 million was due to one of our subsidiaries and has been eliminated in consolidation.  On September 30, 2012, the weighted-average interest rate was 3.5 percent.

ADDCL is required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the ADDCL Credit Facilities.  ADDCL had restricted cash investments of $31 million and $16 million at September 30, 2012 and December 31, 2011, respectively.

Eksportfinans Loans—The Eksportfinans Loans require cash collateral to remain on deposit at a financial institution (the “Aker Restricted Cash Investments”) through expiration.  The aggregate principal amount of the Aker Restricted Cash Investments was $778 million and $889 million at September 30, 2012 and December 31, 2011, respectively.

TPDI Notes—We previously issued promissory notes (the “TPDI Notes”), which had maturities through October 2019 and were payable to one of our subsidiaries and its former second shareholder, Quantum Pacific Management Limited (“Quantum”).  On May 31, 2012, in connection with the exchange of Quantum’s interest in TPDI for our shares, the TPDI Notes payable to Quantum were extinguished and contributed as additional paid-in capital.  See Note 16—Redeemable Noncontrolling Interest.

1.50% Series B and 1.50% Series C Convertible Senior Notes—Including amortization of the unamortized discount, the effective interest rates for the Series C Convertible Senior Notes was 5.28 percent.  At September 30, 2012, the remaining period over which the discount will be amortized is less than one year.  Interest expense, excluding amortization of debt issue costs, was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest expense
Series B Convertible Senior Notes due 2037	$—	$21	$—	$61
Series C Convertible Senior Notes due 2037	22	21	65	62

The carrying amounts of the liability components of the outstanding Convertible Senior Notes were as follows (in millions):

	September 30, 2012			December 31, 2011
	Principal amount	Unamortized discount	Carrying amount	Principal amount	Unamortized discount	Carrying amount
Carrying amount of liability component
Series B Convertible Senior Notes due 2037	$—	$—	$—	$30	$—	$30
Series C Convertible Senior Notes due 2037	1,722	(13)	1,709	1,722	(59)	1,663

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

In February 2012, we redeemed the remaining $30 million of aggregate principal amount of our Series B Convertible Senior Notes for an aggregate cash payment of $30 million.

The carrying amounts of the equity components of the outstanding Convertible Senior Notes were as follows (in millions):

	September 30, 2012	December 31, 2011
Carrying amount of equity component
Series B Convertible Senior Notes due 2037	$—	$4
Series C Convertible Senior Notes due 2037	276	276

See Note 20—Subsequent Events.

Note 13—Derivatives and Hedging

Derivatives designated as hedging instruments—We have interest rate swaps, which are designated and have qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset changes in the fair value of the hedged fixed-rate notes.  Through the stated maturities of the interest rate swaps, we receive semi-annual interest at a fixed rate equal to that of the underlying debt instrument and pay variable interest semi-annually at three-month London Interbank Offered Rate (“LIBOR”) plus a margin.

We previously entered into interest rate swaps, which were designated and qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 4.95% Senior Notes due November 2015.  In June 2012, we terminated these interest rate swaps and received an aggregate net cash payment of $23 million.

We have interest rate swaps, which have been designated and qualify as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the TPDI Credit Facilities through December 31, 2014.  The aggregate notional amount corresponds with the aggregate outstanding amount of the borrowings under the TPDI Credit Facilities.

We have cross-currency interest rate swaps, which have been designated and qualify as a cash flow hedge, to reduce the variability of cash interest payments and the final principal payment due at maturity in February 2016 associated with the changes in the U.S. dollar to Norwegian krone exchange rate.  The aggregate notional amount corresponds with the aggregate outstanding amount of the 11% Callable Bonds.  The swap agreements are subject to a security agreement assigning Transocean Spitsbergen and Transocean Barents as security for our obligations under the swap agreements.

At September 30, 2012, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount		Fixed or variable rate	Weighted average rate
Interest rate swaps, fair value hedges	$750	variable	3.6%		$750	fixed	5.2%
Interest rate swaps, cash flow hedges	$403	fixed	2.4%		$403	variable	0.4%
Cross-currency swaps, cash flow hedges	$102	fixed	8.9%	NOK	560	fixed	11.0%

The effect on our condensed consolidated statements of operations resulting from derivatives designated as cash flow hedges was as follows (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Statement of operations classification	2012	2011	2012	2011
Loss associated with effective portion	Interest expense, net of amounts capitalized	$(1)	$(3)	$(4)	$(8)
Gain associated with effective portion	Other, net	4	—	4	—

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, including accrued interest, were as follows (in millions):

	Balance sheet classification	September 30, 2012	December 31, 2011
Interest rate swaps, fair value hedges	Other current assets	$6	$5
Interest rate swaps, fair value hedges	Other assets	—	31
Interest rate swaps, cash flow hedges	Other long-term liabilities	15	16
Cross-currency swaps, cash flow hedges	Other current assets	1	—
Cross-currency swaps, cash flow hedges	Other long-term liabilities	3	7

Derivatives not designated as hedging instruments—In connection with our acquisition of Aker Drilling, we assumed certain derivatives not designated as hedging instruments.  In June 2012, we terminated the interest rate swaps not designated as hedging instruments and made an aggregate cash payment of $14 million.

Additionally, in August 2011, in connection with our acquisition of Aker Drilling, we entered into a forward exchange contract, which was not designated and did not qualify as a hedging instrument for accounting purposes, in order to offset the variability in the cash flows resulting from fluctuations in the U.S. dollar to Norwegian krone exchange rate.  The forward exchange contract had aggregate notional amounts requiring us to pay $1.1 billion in exchange for receiving NOK 6.1 billion, representing an exchange rate of $1.00 to NOK 5.40.  On September 28, 2011, we settled the full amount of the forward exchange contract and made a cash payment of $78 million.

The effect on our condensed consolidated statements of operations resulting from changes in the fair values of derivatives not designated as hedging instruments was as follows (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Statement of operations classification	2012	2011	2012	2011
Loss associated with undesignated interest rate swaps	Interest expense, net of amounts capitalized	$—	$—	$(1)	$—
Loss associated with undesignated forward exchange contract	Other, net	—	(78)	—	(78)

The balance sheet classification and aggregate carrying amount of our derivatives not designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	September 30, 2012	December 31, 2011
Interest rate swaps, undesignated	Other long-term liabilities	$—	$15

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

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended September 30, 2012				Three months ended September 30, 2011
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$13	$7	$1	$21	$10	$4	$—	$14
Interest cost	15	4	1	20	15	5	1	21
Expected return on plan assets	(16)	(4)	—	(20)	(15)	(5)	—	(20)
Settlements and curtailments	—	19	—	19	1	—	—	1
Actuarial losses, net	11	1	—	12	5	2	—	7
Prior service cost, net	—	(1)	—	(1)	—	1	(1)	—
Transition obligation, net	—	—	—	—	—	(1)	—	(1)
Net periodic benefit costs	$23	$26	$2	$51	$16	$6	$—	$22

Funding contributions	$1	$10	$1	$12	$1	$7	$1	$9

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$37	$23	$1	$61	$32	$14	$1	$47
Interest cost	44	17	2	63	44	16	2	62
Expected return on plan assets	(47)	(17)	—	(64)	(47)	(17)	—	(64)
Settlements and curtailments	2	19	—	21	2	—	—	2
Actuarial losses, net	31	3	—	34	17	2	—	19
Prior service cost, net	(1)	(1)	—	(2)	(1)	1	(2)	(2)
Net periodic benefit costs	$66	$44	$3	$113	$47	$16	$1	$64

Funding contributions	$104	$27	$3	$134	$69	$20	$4	$93

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15—Commitments and Contingencies

Purchase obligations

At September 30, 2012, our purchase obligations, primarily related to our newbuilds, including the shipyard contracts for four Ultra-Deepwater drillships entered into in September 2012, were as follows (in millions):

Purchase obligations
Twelve months ending September 30,
2013	$632
2014	1,387
2015	224
2016	621
2017	617
Thereafter	—
Total	$3,481

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

We are currently unable to estimate the full impact the Macondo well incident will have on us.  We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which we do not believe a reasonable estimate can be made.  These contingencies could increase the liabilities we ultimately recognize.  As of September 30, 2012 and December 31, 2011, the liability associated for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $1.9 billion and $1.2 billion, respectively, recorded in other current liabilities.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is recoverable from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident or our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  In the three months ended September 30, 2012, we received $15 million of cash proceeds from insurance recoveries for losses related to the personal injury and fatality claims of our crew and vendors.  Additionally, BP received $57 million of cash proceeds from insurance recoveries under our insurance program for losses that were covered under our contractual indemnity of BP (see “—Contractual indemnity”).  The payments made to BP resulted in corresponding reductions of our insurance recoverable asset and contingent liability.  As of September 30, 2012 and December 31, 2011, the insurance recoverable asset related to estimated losses primarily for additional personal injury and fatality claims of our crew and vendors that we believe are probable of recovery from insurance was $179 million and $233 million, respectively, recorded in other assets.

Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  The first phase of a three-phase trial was originally scheduled to commence in March 2012.  In March 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement agreement provides that (a) the BP/PSC Settlement is subject to court approvals, (b) to the extent permitted by law, BP will assign to the settlement class certain of BP’s claims, rights and recoveries against us for damages with protections such that the settlement class is barred from collecting any amounts from us unless it is finally determined that we cannot recover such amounts from BP, and (c) the settlement class releases all claims for compensatory damages against us but purports to retain claims for punitive damages against us.

In February 2012, prior to the announcement of the BP/PSC Settlement, BP proposed a settlement to us.  Later that month, but before the announcement of the BP/PSC Settlement, we suggested a settlement of all claims of the plaintiffs represented by the PSC.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The PSC responded with a settlement proposal.  We have not made a counterproposal to either BP or the PSC after receiving their respective proposals, and we have not had settlement discussions with either BP or the PSC since the initial proposals.  The settlement amounts proposed by both BP and the PSC were each far in excess of the amount contemplated by our settlement discussions with the U.S. Department of Justice (the “DOJ”), as described below.  Both of these proposed amounts also far exceeded the amounts we had been willing to consider for a settlement with either BP or the PSC.

In May 2012, the MDL Court granted preliminary approval of the economic and property damage class settlement between BP and the PSC.  After giving consideration to the BP/PSC Settlement, the MDL Court ordered that the first phase of the trial, at which liability will be determined, be rescheduled for February 2013.  The MDL Court subsequently issued an order with a projected trial date of June 2013 for the second phase of the trial, which will address conduct related to stopping the release of hydrocarbons between April 22, 2010 and approximately September 19, 2010 and seek to determine the amount of oil actually released during the period.  There can be no assurance as to the outcome of the trial, as to the timing of any phase of trial, that we will not enter into a settlement as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlement.

In April 2011, several defendants in the Macondo well litigation before the Multi-District Litigation Panel (the “MDL”) filed cross-claims or third-party claims against us and certain of our subsidiaries, and other defendants.  BP filed a claim seeking contribution under the Oil Pollution Act of 1990 (“OPA”) and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owned a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron International Corporation (“Cameron”), the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  As part of the BP/PSC Settlement, one or more of these claims against us and certain of our subsidiaries may be assigned to the PSC settlement class.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim against us seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims against us for indemnity and contribution.

In April 2011, we filed cross-claims and counter-claims against BP, Halliburton, Cameron, Anadarko, MOEX, certain of these parties’ affiliates, the U.S. and certain other third parties.  We seek indemnity, contribution (including contribution under OPA), and subrogation under OPA, and we have asserted claims for breach of warranty of workmanlike performance, strict liability for manufacturing and design defect, breach of express contract, and damages for the difference between the fair market value of Deepwater Horizon and the amount received from insurance proceeds.  We are not pursuing arbitration on the key contractual issues with BP; instead, we are relying on the court to resolve the disputes.  With regard to the U.S., we are not currently seeking recovery of monetary damages, but rather a declaration regarding relative fault and contribution via credit, setoff, or recoupment.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We are parties to the declaratory judgment actions, which have been transferred to the MDL for discovery and other purposes in the MDL Court.  On November 15, 2011, the MDL Court ruled that BP’s coverage rights are limited to the scope of our indemnification of BP in the drilling contract.  A final judgment was entered against BP, Anadarko and MOEX, and BP has filed an appeal.  Oral argument has been scheduled for December 2012.  We believe that additional insured coverage for BP, Anadarko or MOEX under the $250 million fifth layer of our insurance program is also limited to the scope of our indemnification of BP under the drilling contract.  While we cannot predict the outcome of the appeal, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Additionally, our first layer of excess insurers filed interpleader actions on June 17, 2011.  The insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In these actions, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties to the interpleader actions have executed a protocol agreement to facilitate the reimbursement and funding of settlements of personal injury and fatality claims of our crew and vendors using insurance funds and claims have been submitted to the court for review.  Pending the court’s determination of the parties’ claims, and with the court’s approval, the insurers have made interim reimbursement payments to the parties.

Our second layer of excess insurers filed an interpleader action on July 31, 2012.  Like the interpleader actions filed by the first layer of excess insurers, the second layer of excess insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In this action, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties have expressed a desire to enter into another agreement modeled on the first excess layer protocol agreement.  A draft agreement is currently under review.

Litigation—As of September 30, 2012, 374 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of September 30, 2012, we have been named, along with other unaffiliated defendants, in nine complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Per the order of the MDL, these claims have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP, MI-SWACO, Weatherford Ltd. and Cameron and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of September 30, 2012, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 155 pending individual complaints as well as 179 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  These actions have been transferred to the MDL.  See “—Contractual indemnity.”

Federal securities claims—A federal securities class action is currently pending in the U.S. District Court, Southern District of New York, naming us and former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleges that the joint proxy statement related to our shareholder meeting in connection with our merger with the acquired company violated Section 14(a) of the Exchange Act of 1934 (the “Exchange Act”), Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks compensatory and rescissory damages and attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  We and the individual defendants have filed a motion to dismiss the action on the ground that the plaintiff lacks standing to assert the claims alleged.  See Note 20—Subsequent Events.

Other federal statutes—Several of the claimants have made assertions under the statutes, including the Clean Water Act (the “CWA”), the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Air Act, the Comprehensive Environmental Response Compensation and Liability Act and the Emergency Planning and Community Right-to-Know Act.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed by our shareholders naming us as a nominal defendant and certain of our current and former officers and directors as defendants in state district court in Texas.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

These cases allege breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking to recover, on behalf of us, damages to the corporation and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Any recovery of the damages or disgorgement by the plaintiffs in these actions would be paid to us.  If the plaintiffs prevail, we could be required to pay plaintiffs’ attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  The two actions have been consolidated before a single judge.  The defendants have filed a motion to dismiss the complaint on the ground that if the actions are to proceed they must be maintained in the courts of Switzerland and on the ground that the plaintiffs lack standing to assert the claims alleged.

U.S. Department of Justice claims—On December 15, 2010, the DOJ filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleges violations under OPA and the CWA, including claims for per barrel civil penalties of up to $1,100 per barrel or up to $4,300 per barrel if gross negligence or willful misconduct is established, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The U.S. government has estimated that up to 4.1 million barrels of oil were discharged and subject to penalties.  The complaint asserts that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  On December 6, 2011, the DOJ filed a motion for partial summary judgment seeking a ruling that we were jointly and severely liable under OPA, and liable for civil penalties under the CWA, for all of the discharges from the Macondo well on the theory that discharges not only came from the well but also from the blowout preventer and riser, appurtenances of Deepwater Horizon.

On January 9, 2012, we filed our opposition to the motion and filed a cross-motion for partial summary judgment seeking a ruling that we are not liable for the subsurface discharge of hydrocarbons.  On February 22, 2012, the MDL Court ruled that we are not liable as a responsible party for damages under OPA with respect to the below surface discharges from the Macondo well.  The court also ruled that the below surface discharge was discharged from the well facility, and not from the Deepwater Horizon vessel, within the meaning of the CWA, and that we therefore are not liable for such discharges as an owner of the vessel under the CWA.  However, the court ruled that the issue of whether we could be held liable for such discharge under the CWA as an “operator” of the well facility could not be resolved on summary judgment.  The court did not determine whether we could be liable for removal costs under OPA, or the extent of such removal costs.  On August 27, 2012, Anadarko filed a notice of appeal seeking to appeal to the Fifth Circuit Court of Appeals that portion of the MDL Court’s February 22, 2012 ruling concerning liability under the CWA.  On September 18, 2012, BP and the U.S. also filed notices of appeal seeking to appeal to the Fifth Circuit Court of Appeals the MDL Court’s February 22, 2012 ruling without limiting the notice of appeal to the CWA aspects of the ruling.  Our response to these appeals is not yet due.

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

The DOJ is also conducting a criminal investigation into the Macondo well incident.  On March 7, 2011, the DOJ announced the formation of a new task force to lead the criminal investigation.  The task force is investigating possible violations by us and certain unaffiliated parties of the CWA, the Migratory Bird Treaty Act, the Refuse Act, the Endangered Species Act, and the Seaman’s Manslaughter Act, among other federal statutes, and possible criminal liabilities including fines under those statutes and under the Alternative Fines Act.  Under the Alternatives Fines Act, a corporate defendant convicted of a criminal offense may be subject to a fine in the amount of twice the gross pecuniary loss suffered by third parties as a result of the offense.  If we are charged with or convicted of certain criminal offenses, we may be subject to suspension or debarment as a contractor or subcontractor on certain government contracts, including leases.

We have had discussions with the DOJ seeking to resolve certain civil and criminal claims of the U.S. related to the Macondo well incident for a settlement of $1.5 billion, payable over a period of years.  We and the DOJ have been unable to come to an agreement on certain terms of any such settlement, including whether such settlement would include or exclude claims under the Natural Resource Damage Assessment Process under the OPA, the time period for payment, and the factual basis of a plea.  If we are able to enter into a settlement that includes such payment terms, we would not expect to recognize an additional loss as a result of such settlement beyond the previously recognized amounts.  There can be no assurance that we and the DOJ will enter into agreements on the terms described or at all, nor any assurance regarding the timing of any such agreements, the effect of such agreements on other claims arising out of the Macondo well incident or that any court approvals required as conditions of such agreements will be obtained.

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

Additionally, suits have been filed by the State of Alabama and the cities of Greenville, Evergreen, Georgiana and McKenzie, Alabama in the U.S. District Court, Middle District of Alabama; the Mexican States of Veracruz, Quintana Roo and Tamaulipas in the U.S. District Court, Western District of Texas; and the City of Panama City Beach, Florida in the U.S. District Court, Northern District of Florida.  Suits were also filed by the City of New Orleans, by and on behalf of multiple Parishes, and by or on behalf of the Town of Grand Isle, Grand Isle Independent Levee District, the Town of Jean Lafitte, the Lafitte Area Independent Levee District, the City of Gretna, the City of Westwego, and the City of Harahan in the MDL Court.  Additional suits were filed by or on behalf of other Parishes in the respective Parish courts and were removed to federal court.  A local government master complaint also was filed in which cities, municipalities, and other local government entities can and have joined.  Generally, these governmental entities allege economic losses under OPA and other statutory environmental state claims and also assert various common law state claims.  The claims have been centralized in the MDL.  The city of Panama City Beach’s claim was voluntarily dismissed.

On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is preempted by maritime law, notwithstanding OPA’s savings provisions.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties.  Certain Louisiana parishes have appealed portions of this ruling.  The parties have completed appellate briefing.

The Mexican States’ OPA claims were dismissed for failure to demonstrate that recovery under OPA was authorized by treaty or executive agreement.  However, the Court preserved some of the Mexican States’ negligence and gross negligence claims, but only to the extent there has been a physical injury to a proprietary interest.  As such, the ruling as to the Mexican States is not yet final and not subject to appeal at this time.

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

In April 2011, BP filed a claim seeking a declaration that it is not liable to us in contribution, indemnification, or otherwise.  On November 1, 2011, we filed a motion for partial summary judgment, seeking enforcement of the indemnity obligations for pollution and civil fines and penalties contained in the drilling contract with BP.  On January 26, 2012, the court ruled that the drilling contract requires BP to indemnify us for compensatory damages asserted by third parties against us related to pollution that did not originate on or above the surface of the water, even if the claim is the result of our strict liability, negligence, or gross negligence.  The court also held that BP does not owe us indemnity to the extent that we are held liable for civil penalties under the CWA or for punitive damages.  The court deferred ruling on BP’s argument that we breached the drilling contract or materially increased BP’s risk or prejudiced its rights so as to vitiate BP’s indemnity obligations.  Our motion for partial summary judgment and the court’s ruling did not address the issue of contractual indemnity for criminal fines and penalties.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.

Other legal proceedings

Brazil Frade field incident—On or about November 7, 2011, oil was released from fissures in the ocean floor in the vicinity of a development well being drilled by Chevron off the coast of Rio de Janeiro in the Frade field with Sedco 706.  The release was ultimately controlled, the well was plugged, and the released oil is being contained by Chevron.

On or about December 13, 2011, a federal prosecutor in the town of Campos in Rio de Janeiro State filed a civil public action against Chevron and us seeking BRL 20.0 billion, equivalent to approximately $10.0 billion, and seeking a preliminary and permanent injunction preventing Chevron and us from operating in Brazil.  The prosecutor amended the requested injunction on December 15, 2011, to seek to prevent Chevron and us from conducting extraction or transportation activities in Brazil and to seek to require Chevron to stop the release and remediate its effects.  On January 11, 2012, a judge of the federal court in Campos issued an order finding that the case should be transferred to the federal court in Rio de Janeiro.  The prosecutor has appealed this jurisdictional decision and that appeal remains pending.  On February 24, 2012, the court in Rio de Janeiro issued an order denying the federal prosecutor’s request for a preliminary injunction.  The prosecutor further appealed this decision, and a three-judge panel heard the appeal on May 8, 2012.  In July 2012, the appellate court granted the request for preliminary injunction.  On September 22, 2012, the federal court in Rio de Janeiro served us with the preliminary injunction.  The terms of this injunction required us to cease conducting extraction or transportation activities in Brazil with 30 days from the date of service.  On September 28, 2012, the Brazilian Superior Court of Justice partially suspended this preliminary injunction.  As a result of this suspension, the preliminary injunction will only apply to our operations in the Campo de Frade field, and we may continue to operate in all other offshore oil and gas fields in Brazil.  The lawsuit will continue in the trial court, and there remains a risk that the preliminary injunction could be reinstated, or that at the conclusion of the case Brazilian authorities could permanently enjoin us from further operations in Brazil.  If either or both of these events occur, it could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We continue to vigorously pursue the substantive merits of the case.

On December 21, 2011, a federal police marshal investigating the release filed a report with the federal court in Rio de Janeiro State recommending the indictment of Chevron, us, and 17 individuals, five of whom are our employees.  The report recommended indictment on four counts, three alleging environmental offenses and one alleging false statements by Chevron in connection with its cleanup efforts.  On March 21, 2012, the Campos prosecutor recommended indictments against the two companies and the 17 individuals.  The prosecutor requested that the defendants be enjoined from disposing of property and that bail be set at BRL 10 million for the companies and BRL 1 million for the individuals.  Subsequently, the federal court in Campos ruled that it does not have jurisdiction over the matter, and the file was transferred to the court in Rio de Janeiro.  On or about June 15, 2012, the Rio de Janeiro court amended the travel order to state that passports could be returned to the individuals and that the individuals could travel with prior notice to the court.  The indictments must be approved by a court of competent jurisdiction to become effective, and the criminal judge can accept, reject or modify the charges.  The court has not yet approved the indictments.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

By letter dated September 6, 2012, Chevron agreed to indemnify us for all claims and liabilities resulting in judgments, awards or other monetary assessments of a strictly compensatory nature for alleged damages arising from pollution or contamination that originated below the surface of the water in connection with the incident.  Chevron has also agreed to assume our defense in the criminal and civil lawsuits.  We have yet to receive payment from Chevron.  Discussions between Chevron and us regarding the parameters of Chevron’s agreement are ongoing.

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

On March 27, 2012, the union of oil industry workers in Brazil, Federacao Unica dos Petroleiros (“FUP”), filed a civil lawsuit in federal court in Rio de Janeiro against Chevron and us alleging a number of claims, including negligence on our part, and seeking a permanent injunction enjoining our operations in Brazil.  The lawsuit sought unspecified damages.  On or about April 16, 2012, the court issued an order transferring this case to the same court in Rio de Janeiro in which the initial civil public action is pending. On or about May 1, 2012, the Rio de Janeiro court dismissed this lawsuit, without prejudice, as duplicative of the other civil lawsuits.  The FUP has appealed this dismissal.

On or about April 3, 2012, the same federal prosecutor who filed the original civil public action and the criminal indictments filed a new civil lawsuit against Chevron and us in federal court in Campos.  The lawsuit alleges the new seepage discovered in March 2012 is related to the November 2011 incident and release.  The lawsuit seeks an additional BRL 20.0 billion in damages, equivalent to approximately $10.0 billion.  We have not been served in this matter.

We intend to defend ourselves vigorously against any claims that are brought based on the incident.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  Each individual plaintiff was subsequently required to file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  We have or may have an indirect interest in a total of 26 cases.  The complaints generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  All of these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the court to reside over all the cases, and of the 14 cases in which we are a named defendant, only one has been scheduled for trial and pre-trial discovery, which will take place in 2013.  The preliminary information available on these claims is not sufficient to determine if there is an identifiable period for alleged exposure to asbestos, whether any asbestos exposure in fact occurred, the vessels potentially involved in the claims, or the basis on which the plaintiffs would support claims that their injuries were related to exposure to asbestos.  However, the initial evidence available would suggest that we would have significant defenses to liability and damages.  None of our companies have manufactured or distributed drilling mud or additives for same, and the handling of such additives by one of our employees would be a relatively infrequent occurrence that likely would have involved a non-asbestos product.  In 2011, the Special Master issued a ruling that a Jones Act employer defendant, such as us, cannot be sued for punitive damages, and this ruling has now been obtained in three of our 14 cases.  To date, seven of the 769 cases have gone to trial against defendants who allegedly manufactured or distributed drilling mud additives.  None of these cases have involved an individual Jones Act employer, and we have not been a defendant in any of these cases.  Two of the cases resulted in defense verdicts, and one case ended with a hung jury.  Four cases resulted in verdicts for the plaintiff.  Because the jury awarded punitive damages, two of these cases resulted in a substantial verdict in favor of the plaintiff; however, both of these verdicts have since been vacated by the trial court.  The first plaintiff verdict was vacated on the basis that the plaintiff failed to meet its burden of proof.  While the court’s decision is consistent with our general evaluation of the strength of these cases, it is currently being reviewed on appeal.  The second plaintiff verdict was vacated because the presiding judge was removed from hearing any asbestos cases due to a conflict of interest, but when this case ultimately went to trial earlier this year, it resulted in a defense verdict.  The two remaining plaintiff verdicts are under appeal by the defendants.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly as the beneficiary of a qualified settlement fund, funding from settlements with insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers, and funds received from the commutation of certain insurance policies.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2012, the subsidiary was a defendant in approximately 895 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 1,977 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990.  Through September 30, 2012, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 376 million, equivalent to approximately $185 million from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our subsidiary’s record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, one of our Brazilian subsidiaries received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 480 million, equivalent to approximately $236 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various tax matters and various regulatory matters.  We are also involved in lawsuits relating to damage claims arising out of hurricanes Katrina and Rita, all of which are insured and which are not material to us.  As of September 30, 2012, we were involved in a number of other lawsuits, including a dispute for municipal tax payments in Brazil and a dispute involving customs procedures in India, neither of which is material to us, and all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

On its own motion, the court ordered an in-court mediation in August 2012.  As a result of the mediation, a settlement was finalized and the matter was dismissed.

Retained risk

Our hull and machinery and excess liability insurance program consists of commercial market and captive insurance policies.  We periodically evaluate our insurance limits and self-insured retentions.  As of September 30, 2012, the insured value of our drilling rig fleet was approximately $30.2 billion, excluding our rigs under construction.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

We do not generally carry commercial market insurance coverage for loss of revenue unless it is contractually required.  We do not generally carry commercial market insurance coverage for our fleet for physical damage losses, including liability for wreck removal expenses, which are caused by named windstorms in the U.S. Gulf of Mexico.

Letters of credit and surety bonds

We had outstanding letters of credit totaling $556 million and $650 million at September 30, 2012 and December 31, 2011, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations.  Included in the $556 million outstanding letters of credit at September 30, 2012 were $116 million letters of credit that we have agreed to retain in support of the operations for Shelf Drilling following the closing of the disposal transactions and for up to three years thereafter.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  We had outstanding surety bonds totaling $12 million at September 30, 2012 and December 31, 2011.

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

The carrying amount of Quantum’s interest was measured at its estimated fair value through settlement of the exchange transaction on May 31, 2012, resulting in an adjustment of $25 million to increase the liability with corresponding adjustments to other expense on our condensed consolidated statement of operations.  On May 31, 2012, we issued 8,695,351 shares to Quantum in a non-cash exchange for its interest in TPDI to satisfy our obligation, resulting in an adjustment of $134 million and $233 million to shares and additional paid-in capital, respectively.  The adjustment included the extinguishment of $148 million of TPDI Notes payable to Quantum and accrued and unpaid interest of $16 million.  As a result of this transaction, TPDI became our wholly owned subsidiary.  In August 2012, we paid $72 million as the final cash settlement, representing 50 percent of TPDI’s working capital at May 29, 2012.

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

	Nine months ended September 30,
	2012	2011
Redeemable noncontrolling interest
Balance, beginning of period	$116	$41
Net income attributable to noncontrolling interest	13	36
Other comprehensive loss attributable to noncontrolling interest	—	(6)
Fair value adjustment to redeemable noncontrolling interest	106	—
Reclassification to accumulated other comprehensive loss	17	—
Reclassification to other current liabilities	(252)	—
Balance, end of period	$—	$71

Note 17—Shareholders’ Equity

Distribution of qualifying additional paid-in capital—In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On June 15, 2011 and September 21, 2011, we paid the first two installments in the aggregate amount of $508 million to shareholders of record as of May 20, 2011 and August 26, 2011, respectively.  On March 21, 2012, we paid the final installment in the aggregate amount of $278 million to shareholders of record as of February 24, 2012.

Shares held by subsidiary—In December 2008, we issued 16 million of our shares to one of our subsidiaries for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  Our subsidiary held approximately 12 million shares at September 30, 2012 and December 31, 2011.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss for the nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three months ended September 30, 2012				Three months ended September 30, 2011
	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total
Balance, beginning of period	$(506)	$(8)	$(2)	$(516)	$(331)	$5	$(2)	$(328)
Other comprehensive income attributable to controlling interest	6	(2)	—	4	3	1	(14)	(10)
Balance, end of period	$(500)	$(10)	$(2)	$(512)	$(328)	$6	$(16)	$(338)

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total	Unrecognized components of net periodic benefit costs	Unrecognized gains (losses) on derivative instruments	Unrecognized gains (losses) on marketable securities	Total
Balance, beginning of period	$(501)	$7	$(2)	$(496)	$(335)	$5	$(2)	$(332)
Reclassification from redeemable noncontrolling interest	—	(17)	—	(17)	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	1	—	—	1	7	1	(14)	(6)
Balance, end of period	$(500)	$(10)	$(2)	$(512)	$(328)	$6	$(16)	$(338)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$6,001	$6,001	$4,017	$4,017
Notes receivable and working capital loan receivable	111	111	139	139
Restricted cash investments	835	882	934	975
Long-term debt, including current maturities	13,912	15,550	12,698	13,074
Long-term debt of consolidated variable interest entities, including current maturities	205	205	838	838
Derivative instruments, assets	7	7	36	36
Derivative instruments, liabilities	18	18	38	38

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents, which are stated at cost plus accrued interest, approximates fair value because of the short maturities of those instruments.

Notes receivable and working capital loan receivable—The aggregate carrying amount represents the amortized cost of our investments, which approximates the estimated fair value.  We measured the estimated fair value using significant unobservable inputs, representing a Level 3 fair value measurement, including the credit ratings of the borrowers.  At September 30, 2012, the aggregate carrying amount of our notes receivable and working capital loan receivable was $111 million, including $11 million and $100 million recorded in other current assets and other assets, respectively.  At December 31, 2011, the aggregate carrying amount of our notes receivable and working capital loan receivable was $139 million, including $37 million and $102 million recorded in other current assets and other assets, respectively.

Restricted cash investments—The carrying amount of the Aker Restricted Cash Investments represents the amortized cost of our investment, which was at $775 million and $889 million at September 30, 2012 and December 31, 2011, respectively.  We measured the estimated fair value of the Aker Restricted Investments using significant other observable inputs, representing a Level 2 fair value measurement.  The estimated fair value of the Aker Restricted Cash Investments was $822 million and $930 million at September 30, 2012 and December 31, 2011, respectively.

The aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities, the ADDCL Credit Facilities, and other obligations approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  The aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities, the ADDCL Credit Facilities and other obligations was $60 million and $45 million at September 30, 2012 and December 31, 2011, respectively.

Debt—The aggregate carrying amount of our fixed-rate debt was $13.3 billion and $11.9 billion at September 30, 2012 and December 31, 2011, respectively.  We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  The aggregate estimated fair value of our fixed-rate debt was $15.0 billion and $12.2 billion at September 30, 2012 and December 31, 2011, respectively.

The aggregate carrying amount of our variable-rate debt approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayment.  We measured the estimated fair value of our variable-rate debt using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  The aggregate carrying amount of our variable-rate debt was $591 million and $761 million at September 30, 2012 and December 31, 2011, respectively.

Debt of consolidated variable interest entities—The aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayments.  We measured the estimated fair value of the debt of our consolidated variable interest entities using significant other observable inputs, representing a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  The aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities was $205 million and $838 million at September 30, 2012 and December 31, 2011, respectively.

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

	Three months ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$2,446	$(6)	$2,440
Cost and expenses	3	2	1,688	(6)	1,687
Gain on disposal of assets, net	—	—	50	—	50
Operating income (loss)	(3)	(2)	808	—	803

Other income (expense), net
Interest expense, net	(3)	(149)	(13)	—	(165)
Equity in earnings	(375)	(223)	—	598	—
Other, net	—	(5)	(3)	—	(8)
	(378)	(377)	(16)	598	(173)
Income (loss) from continuing operations before income tax expense	(381)	(379)	792	598	630
Income tax expense	—	—	104	—	104
Income (loss) from continuing operations	(381)	(379)	688	598	526
Loss from discontinued operations, net of tax	—	—	(909)	—	(909)

Net income (loss)	(381)	(379)	(221)	598	(383)
Net loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income (loss) attributable to controlling interest	(381)	(379)	(219)	598	(381)

Other comprehensive income (loss) before income taxes	(3)	7	(1)	—	3
Income taxes related to other comprehensive income	—	—	1	—	1
Other comprehensive income (loss), net of income taxes	(3)	7	—	—	4

Total comprehensive income (loss)	(384)	(372)	(221)	598	(379)
Total comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Total comprehensive income (loss) attributable to controlling interest	$(384)	$(372)	$(219)	$598	$(377)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine months ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$6,935	$(17)	$6,918
Cost and expenses	35	4	5,772	(17)	5,794
Loss on impairment	—	—	(210)	—	(210)
Gain on disposal of assets, net	—	—	40	—	40
Operating income (loss)	(35)	(4)	993	—	954

Other income (expense), net
Interest expense, net	(10)	(422)	(68)	—	(500)
Equity in earnings	(630)	(239)	—	869	—
Other, net	—	4	(36)	—	(32)
	(640)	(657)	(104)	869	(532)
Income (loss) from continuing operations before income tax expense	(675)	(661)	889	869	422
Income tax expense	—	—	96	—	96
Income (loss) from continuing operations	(675)	(661)	793	869	326
Loss from discontinued operations, net of tax	—	—	(994)	—	(994)

Net income (loss)	(675)	(661)	(201)	869	(668)
Net income attributable to noncontrolling interest	—	—	7	—	7
Net income (loss) attributable to controlling interest	(675)	(661)	(208)	869	(675)

Other comprehensive income (loss) before income taxes	(7)	7	2	—	2
Income taxes related to other comprehensive income	—	—	(1)	—	(1)
Other comprehensive income (loss), net of income taxes	(7)	7	1	—	1

Total comprehensive income (loss)	(682)	(654)	(200)	869	(667)
Total comprehensive income attributable to noncontrolling interest	—	—	7	—	7
Total comprehensive income (loss) attributable to controlling interest	$(682)	$(654)	$(207)	$869	$(674)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$1,995	$(4)	$1,991
Cost and expenses	10	1	1,685	(4)	1,692
Loss on impairment	—	—	—	—	—
Loss on disposal of assets, net	—	—	(1)	—	(1)
Operating income (loss)	(10)	(1)	309	—	298

Other income (expense), net
Interest expense, net	(4)	(125)	(15)	—	(144)
Equity in earnings	(18)	83	14	(65)	14
Other, net	—	28	(119)	—	(91)
	(22)	(14)	(120)	(65)	(221)
Income from continuing operations before income tax expense	(32)	(15)	189	(65)	77
Income tax expense	—	—	93	—	93
Income from continuing operations	(32)	(15)	96	(65)	(16)
Income from discontinued operations, net of tax	—	—	(5)	—	(5)

Net income	(32)	(15)	91	(65)	(21)
Net income attributable to noncontrolling interest	—	—	11	—	11
Net income attributable to controlling interest	(32)	(15)	80	(65)	(32)

Other comprehensive income (loss) before income taxes	(3)	4	(16)	—	(15)
Income taxes related to other comprehensive income (loss)	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	(3)	4	(16)	—	(15)

Total comprehensive income	(35)	(11)	75	(65)	(36)
Total comprehensive income attributable to noncontrolling interest	—	—	6	—	6
Total comprehensive income attributable to controlling interest	$(35)	$(11)	$69	$(65)	$(42)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine months ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$5,985	$(13)	$5,972
Cost and expenses	34	3	4,912	(13)	4,936
Loss on impairment	—	—	—	—	—
Loss on disposal of assets, net	—	—	(1)	—	(1)
Operating income (loss)	(34)	(3)	1,072	—	1,035

Other income (expense), net
Interest expense, net	(4)	(386)	(26)	—	(416)
Equity in earnings	450	854	18	(1,304)	18
Other, net	(1)	(4)	(92)	—	(97)
	445	464	(100)	(1,304)	(495)
Income from continuing operations before income tax expense	411	461	972	(1,304)	540
Income tax expense	—	—	211	—	211
Income from continuing operations	411	461	761	(1,304)	329
Income from discontinued operations, net of tax	—	—	116	—	116

Net income	411	461	877	(1,304)	445
Net income attributable to noncontrolling interest	—	—	34	—	34
Net income attributable to controlling interest	411	461	843	(1,304)	411

Other comprehensive income (loss) before income taxes	(4)	2	(9)	—	(11)
Income taxes related to other comprehensive income (loss)	—	—	(2)	—	(2)
Other comprehensive income (loss), net of income taxes	(4)	2	(11)	—	(13)

Total comprehensive income	407	463	866	(1,304)	432
Total comprehensive income attributable to noncontrolling interest	—	—	27		27
Total comprehensive income attributable to controlling interest	$407	$463	$839	$(1,304)	$405

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Assets
Cash and cash equivalents	$9	$4,029	$1,963	$—	$6,001
Other current assets	17	2,748	3,377	(1,839)	4,303
Total current assets	26	6,777	5,340	(1,839)	10,304

Property and equipment, net	1	—	20,458	—	20,459
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	15,926	26,469	—	(42,395)	—
Other assets	—	1,797	19,315	(19,550)	1,562
Total assets	15,953	35,043	48,100	(63,784)	35,312

Liabilities and equity
Debt due within one year	—	2,212	517	—	2,729
Other current liabilities	78	324	5,409	(1,839)	3,972
Total current liabilities	78	2,536	5,926	(1,839)	6,701

Long-term debt	568	17,192	13,178	(19,550)	11,388
Other long-term liabilities	35	392	1,540	—	1,967
Total long-term liabilities	603	17,584	14,718	(19,550)	13,355

Commitments and contingencies	—	—	—	—	—

Total equity	15,272	14,923	27,456	(42,395)	15,256
Total liabilities and equity	$15,953	$35,043	$48,100	$(63,784)	$35,312

	December 31, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Assets
Cash and cash equivalents	$3	$2,793	$1,221	$—	$4,017
Other current assets	8	784	4,476	(1,749)	3,519
Total current assets	11	3,577	5,697	(1,749)	7,536

Property and equipment, net	1	—	20,787	—	20,788
Goodwill	—	—	3,217	—	3,217
Investment in affiliates	16,439	27,518	—	(43,957)	—
Other assets	—	1,368	20,799	(18,676)	3,491
Total assets	16,451	32,463	50,500	(64,382)	35,032

Liabilities and equity
Debt due within one year	—	1,693	494	—	2,187
Other current liabilities	294	367	4,429	(1,749)	3,341
Total current liabilities	294	2,060	4,923	(1,749)	5,528

Long-term debt	495	14,308	15,222	(18,676)	11,349
Other long-term liabilities	25	439	1,948	—	2,412
Total long-term liabilities	520	14,747	17,170	(18,676)	13,761

Commitments and contingencies
Redeemable noncontrolling interest	—	—	116	—	116

Total equity	15,637	15,656	28,291	(43,957)	15,627
Total liabilities and equity	$16,451	$32,463	$50,500	$(64,382)	$35,032

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine months ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(58)	$(842)	$2,685	$—	$1,785

Cash flows from investing activities
Capital expenditures	—	—	(646)	—	(646)
Capital expenditures for discontinued operations	—	—	(75)	—	(75)
Proceeds from disposal of assets, net	—	—	189	—	189
Proceeds from disposal of discontinued operations, net	—	—	196	—	196
Investing activities with affiliates, net	(165)	(1,986)	(3,027)	5,178	—
Other, net	—	24	8	—	32
Net cash used in investing activities	(165)	(1,962)	(3,355)	5,178	(304)

Cash flows from financing activities
Changes in short-term borrowings, net	—	—	(260)	—	(260)
Proceeds from debt	—	1,493	—	—	1,493
Repayments of debt	—	(30)	(554)	—	(584)
Proceeds from restricted cash investments	—	—	298	—	298
Deposits to restricted cash investments	—	—	(158)	—	(158)
Distribution of qualifying additional paid-in capital	(278)	—	—	—	(278)
Financing activities with affiliates, net	523	2,577	2,078	(5,178)	—
Other, net	(16)	—	8	—	(8)
Net cash provided by (used in) financing activities	229	4,040	1,412	(5,178)	503

Net increase (decrease) in cash and cash equivalents	6	1,236	742	—	1,984
Cash and cash equivalents at beginning of period	3	2,793	1,221	—	4,017
Cash and cash equivalents at end of period	$9	$4,029	$1,963	$—	$6,001

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine months ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(41)	$(397)	$1,660	$—	$1,222

Cash flows from investing activities
Capital expenditures	—	—	(633)	—	(633)
Capital expenditures for discontinued operations	—	—	(37)	—	(37)
Investment in marketable security	—	—	(199)	—	(199)
Proceeds from disposal of assets, net	—	—	12	—	12
Proceeds from disposal of discontinued operations, net	—	—	353	—	353
Payment for settlement of forward exchange contract, net	—	—	(78)	—	(78)
Investing activities with affiliates, net	(875)	(1,333)	(1,021)	3,229	—
Other, net	—	(29)	2	—	(27)
Net cash used in investing activities	(875)	(1,362)	(1,601)	3,229	(609)

Cash flows from financing activities
Changes in short-term borrowings, net	—	58	—	—	58
Proceeds from debt	—	5	—	—	5
Repayments of debt	—	(177)	(95)	—	(272)
Distribution of qualifying paid-in capital	(508)	—	—	—	(508)
Financing activities with affiliates, net	1,387	371	1,471	(3,229)	—
Other, net	—	(3)	(1)	—	(4)
Net cash provided by (used in) financing activities	879	254	1,375	(3,229)	(721)

Net increase (decrease) in cash and cash equivalents	(37)	(1,505)	1,434	—	(108)
Cash and cash equivalents at beginning of period	38	2,041	1,275	—	3,354
Cash and cash equivalents at end of period	$1	$536	$2,709	$—	$3,246

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 20—Subsequent Events

Drilling fleet—Subsequent to September 30, 2012, we completed the sale of the Standard Jackup GSF Rig 103 along with related equipment.  At September 30, 2012, this drilling unit and related equipment was classified as held for sale with an aggregate carrying amount of $9 million.

Three-Year Secured Revolving Credit Facility—Subsequent to September 30, 2012, we entered into a bank credit agreement, which establishes a $900 million three-year secured revolving credit facility (the “Three-Year Secured Revolving Credit Facility”) that expires on October 25, 2015.  Borrowings under the Three-Year Secured Revolving Credit Facility will be secured by Deepwater Champion, Discoverer Americas and Discoverer Inspiration and guaranteed by Transocean Ltd. and Transocean Inc.  We may borrow under the Three-Year Secured Revolving Credit Facility at a rate of LIBOR plus a margin that ranges from 0.875 percent to 2.5 percent based on our Debt Rating.  We will also pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.50 percent depending on our Debt Rating.  Among other things, the Three-Year Secured Revolving Credit Facility contains covenants imposing limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Three-Year Secured Revolving Credit Facility also contains a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.

Norway tax investigations—Subsequent to September 30, 2012, the European Free Trade Association Court (the “EFTA Court”) in Luxembourg issued an advisory opinion to the Norwegian Courts with respect to an exit tax imposed by the Norwegian tax authorities on the migration of one of our subsidiaries.  The EFTA Court concluded that the Norwegian exit tax imposed was illegal and contrary to European Law.  Although the EFTA Court does not have final authority over the Norwegian courts, this ruling is consistent with the basis on which our tax returns have been prepared.

Macondo well incident—federal securities claims—Our motion to dismiss the securities law allegations with regard to our joint proxy statement was denied on October 4, 2012.  An unrelated action pending in the Second Circuit Court of Appeals involving other parties involves a legal question that could be relevant to the disposition of this case.  Defendants have filed a motion asking that this case be stayed until that appeal has been decided, and the court has postponed commencement of discovery until January 2013 to allow time for that motion to be briefed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

▪	the impact of the Macondo well incident and related matters,

▪	the impact of the Brazil Frade field incident and related matters,

▪	our results of operations and cash flow from operations, including revenues and expenses,

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

▪	pending or possible transactions, including the timing, benefits and terms thereof,

▪	the cost and timing of acquisitions and the proceeds and timing of dispositions,

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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,

▪	effects of accounting changes and adoption of accounting policies, and

▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2011,

▪	the adequacy of and access to sources of liquidity,

▪	our inability to obtain contracts for our rigs that do not have contracts,

▪	our inability to renew contracts at comparable dayrates,

▪	operational performance,

▪	the satisfaction of closing conditions related to the planned sale of 37 Standard Jackups and a swamp barge to Shelf Drilling Holdings, Ltd. and its affiliates,

▪	the impact of regulatory changes,

▪	the cancellation of contracts currently included in our reported contract backlog,

▪	shipyard, construction and other delays,

▪	increased political and civil unrest,

▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, and

▪	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  At October 23, 2012, we owned or had partial ownership interests in and operated 82 mobile offshore drilling units associated with our continuing operations.  As of October 23, 2012, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, and nine High-Specification Jackups.  Additionally, we owned and operated 32 Standard Jackups and one swamp barge associated with our discontinued operations.  At October 23, 2012, we also had six Ultra-Deepwater drillships and three High-Specification Jackups under construction or under contract to be constructed.

We have two reportable segments: (1) contract drilling services and (2) drilling management services, formerly a component of our other operations segment.  Contract drilling services, our primary business, involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  We believe our drilling fleet is one of the most versatile fleets in the world, consisting of floaters and jackups used in support of offshore drilling activities and offshore support services on a worldwide basis.

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

Our drilling management services segment provides oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price (or “turnkey”) basis, as well as drilling engineering and drilling project management services.  We provide drilling management services through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our United Kingdom (“U.K.”) subsidiaries (together, “ADTI”).

Significant Events

Discontinued operations—In September 2012, in connection with our strategy to increase our focus on High-Specification Floaters and High-Specification Jackups, we entered into definitive agreements with Shelf Drilling International Holdings, Ltd. (“Shelf Drilling”) to sell 37 Standard Jackups and one swamp barge.  Additionally, we committed to a plan to sell the remaining nine Standard Jackups in our fleet reflecting our decision to discontinue operations in the Standard Jackup and swamp barge market sectors, components of our contract drilling services segment.  See “—Operating Results—Discontinued Operations.”

During the nine months ended September 30, 2012, we completed the sale of Challenger Minerals Inc.  See “—Operating Results—Discontinued Operations.”

Fleet expansion—In May 2012, we completed construction of the High-Specification Jackup Transocean Honor and the drilling unit commenced operations under its contract.  See “—Liquidity and Capital Resources—Drilling Fleet.”

In September 2012, we were awarded 10-year drilling contracts for four newbuild dynamically positioned Ultra-Deepwater drillships.  We also entered into shipyard contracts for the construction of such drillships.  See “—Performance and Other Key Indicators—Contract Backlog” and “—Liquidity and Capital Resources—Drilling Fleet.”

Dispositions—During the three months ended September 30, 2012, we completed the sales of the Deepwater Floaters Discoverer 534 and Jim Cunningham and related equipment.  In connection with the sales, we received aggregate net cash proceeds of $178 million.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Debt offering—In September 2012, we issued $750 million aggregate principal amount of 2.5% Senior Notes due October 2017 and $750 million aggregate principal amount of 3.8% Senior Notes due October 2022.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Senior Secured Credit Facility—On October 25, 2012, we entered into a bank credit agreement, which establishes a $900 million senior secured revolving credit facility expiring on October 25, 2015.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

Transocean Pacific Drilling Inc.—On February 29, 2012, Quantum Pacific Management Limited (“Quantum”) exercised its right, pursuant to a put option agreement, to exchange its interest in Transocean Pacific Drilling Inc. (“TPDI”) for our shares or cash, and, on March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI’s indebtedness.  On May 31, 2012, we issued 8.7 million shares to Quantum in a non-cash exchange for its interest in TPDI.  In August 2012, we paid $72 million as the final cash settlement, representing 50 percent of TPDI’s working capital at May 29, 2012.  See “—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

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

Outlook

Drilling market—We expect commodity pricing, underlying the exploration and production programs of our customers, to continue to support contracting opportunities for all asset classes within our drilling fleet for the remainder of this year and into 2013.  Utilization and dayrates have reached levels not experienced since 2009, and we expect modest increases in dayrates over the previous quarter and expect this trend to continue into 2013.  As of October 17, 2012, the contract backlog for our continuing operations was $29.7 billion compared to $21.4 billion as of July 18, 2012.

Following the Macondo well incident, the U.S. government implemented enhanced regulations related to offshore drilling in the U.S. Gulf of Mexico, which require operators to submit applications for new drilling permits that demonstrate compliance with such enhanced regulations.  The enhanced regulations require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  Since their inception in the first quarter of 2011, the permitting under these enhanced regulations has steadily increased, and as of October 17, 2012, authorities have approved 76 new drilling permits and 72 new exploration plans under these enhanced regulations to customers utilizing our rigs in the U.S. Gulf of Mexico.  The voluntary application by some of our customers of such third-party inspections and certifications of well control equipment operating outside the U.S. Gulf of Mexico has caused and may continue to cause us to experience additional out of service time and incur additional maintenance costs.  Although the enhanced regulations have affected our revenues, costs and out of service time, we are unable to predict, with certainty, the magnitude with which the enhanced regulations will continue to impact our operations.

Fleet status—As of October 17, 2012, uncommitted fleet rates for the remainder of 2012, 2013, 2014 and 2015 were as follows:

	2012	2013	2014	2015
Uncommitted fleet rate (a)
High-Specification Floaters	8%	16%	37%	57%
Midwater Floaters	28%	41%	57%	85%
High-Specification Jackups	—%	12%	38%	54%
__________________________
(a)	The uncommitted fleet rate is the number of uncommitted days as a percentage of the total number of available rig calendar days in the period.

As of October 17, 2012, we had eight existing contracts associated with our continuing operations that had fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given the continued improvement in market conditions, we expect that a number of these options will be exercised by our customers in 2012.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—Our Ultra-Deepwater Floater fleet has one remaining Ultra-Deepwater Floater with availability in 2012.  During the third quarter of 2012, 23 contracts for Ultra-Deepwater Floaters were entered into worldwide, including eight long-term contracts for our High-Specification Floater fleet.  Most notably during this period, we executed a four-rig newbuild package totaling 40 years of contract term and a three-year contract for Deepwater Invictus, which is currently under construction in Korea.  We expect continued customer demand to support high utilization of and improved day rates for our Ultra-Deepwater Floater fleet for the remainder of 2012 and into 2013.  Additionally, we expect increased demand for Deepwater Floaters to continue to improve into 2013, recently indicated by one new contract and a contract extension for our Deepwater Floaters.  As of October 17, 2012, we had 44 of our 48 High-Specification Floaters contracted through the end of 2012.  We believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet.

Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 25 semisubmersible rigs, has continued to increase in the U.K. and Norway with multiple customers interested in available rigs.  We entered into seven contracts for our Midwater Floater fleet in the third quarter of 2012, adding over five years of contract term to our backlog and resulting in no availability of our active Midwater Floater fleet in 2012.  Based on customer demand, we believe that we could have new opportunities to extend the contracts on our active fleet available in 2013 and reactivate one Midwater Floater in the U.K.  Although global utilization has improved slightly over the previous quarter, the tendering pace and expected demand outside of the U.K. and Norway has slowed, notably in Brazil, which could have an impact on global utilization in 2013.

High-Specification Jackups—Our High-Specification Jackup fleet continues to benefit from the interest of our customers, evidenced by increased tendering and contracting activity that we expect to continue through the remainder of 2012 and into 2013.  We believe that the currently high utilization rates will continue to prevail during this period.  As of October 17, 2012, one of our existing nine High-Specification Jackups, which is operating under a contract that has an unexercised option to extend, was available in 2012.

Operating results—We expect our total revenues for the year ending December 31, 2012 to be higher than our total revenues for the year ended December 31, 2011, primarily due to fewer expected out of service and idle days, increased activity produced by the addition of two Harsh Environment, Ultra-Deepwater semisubmersibles acquired in the Aker Drilling ASA (“Aker Drilling”) acquisition, and the commencement of operations of our newbuild units delivered in 2011 and 2012.  We expect our total revenues for the year ending December 31, 2013 to be higher than our total revenues for the year ending December 31, 2012, primarily due to increased day rates, fewer expected out of service and idle days, and increased activity from the commencement of operations of our newbuild units delivered in 2012 and to be delivered in 2013.  We are unable to predict, with certainty, the full impact that the enhanced regulations, described under “—Drilling market”, will have on our operations for the year ending December 31, 2012 and beyond.

We expect our total operating and maintenance expenses for the year ending December 31, 2012 to be higher than our total operating and maintenance expenses for the year ended December 31, 2011, primarily due to increased operating costs resulting from the additional rigs acquired in the Aker Drilling acquisition and higher personnel costs resulting from increased salaries and increased drilling activity associated with our newbuild units delivered in 2011 and 2012.  We expect our total operating and maintenance expenses for the year ending December 31, 2013 to be higher than our total operating and maintenance expenses for the year ending December 31, 2012, primarily due to higher costs and expenses associated with change in mix of rigs undergoing shipyard and increased drilling activity associated with our newbuild units delivered in 2012 and to be delivered in 2013.  Our projected operating and maintenance expenses for the year ending December 31, 2012 and 2013 are subject to change and could be affected by actual activity levels, rig reactivations, the enhanced regulations described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation, as well as other factors.

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  In the two years ended December 31, 2011, we estimate that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  We also lost approximately $1.1 billion of contract backlog associated with the termination of the Deepwater Horizon contract in April 2010 resulting from the loss of the rig and the termination of another drilling contract in December 2011 resulting from the previously mentioned increased downtime.  We have recognized estimated losses of $1.9 billion in connection with loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the two years ended December 31, 2011, we incurred cumulative incremental costs, primarily associated with legal expenses for lawsuits and investigations, in the amount of $279 million, and in the nine months ended September 30, 2012, we incurred an additional $72 million of such costs.  Collectively, the lost contract backlog from the incident and from the termination in December 2011, the lost revenues and incremental costs and expenses and other losses have had an effect of greater than $4.0 billion.  See “—Contingencies—Insurance matters.”

In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience declines in actual or anticipated dayrates or other impairment indicators, especially with respect to our High-Specification Jackup fleet, we may be required to recognize losses in future periods as a result of an impairment of the carrying amount of one or more of our asset groups.  At September 30, 2012, the carrying amount of our property and equipment was $20.5 billion, representing 58 percent of our total assets.  See “—Critical Accounting Policies and Estimates.”

Performance and Other Key Indicators

Contract backlog—Our contract backlog for our contract drilling services segment was as follows:

	October 17, 2012	July 18, 2012	April 18, 2012
Contract backlog (a)	(In millions)
Continuing operations
High-Specification Floaters
Ultra-Deepwater Floaters	$20,238	$12,398	$11,843
Deepwater Floaters	2,339	2,489	2,064
Harsh Environment Floaters	2,189	2,366	2,057
Total High-Specification Floaters	24,766	17,253	15,964
Midwater Floaters	3,403	2,852	2,121
High-Specification Jackups	1,493	1,333	1,034
Total continuing operations	29,662	21,438	19,119

Discontinued operations
Standard Jackups	1,494	1,450	1,475
Swamp Barge	6	13	19
Total discontinued operations	1,500	1,463	1,494
Total	$31,162	$22,901	$20,613
__________________________
(a)
Contract backlog is calculated by multiplying the full contractual operating dayrate by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.

In the third quarter of 2012, we were awarded 10-year drilling contracts for four newbuild dynamically positioned Ultra-Deepwater drillships, which collectively added approximately $7.6 billion to our contract backlog, and we contracted the newbuild Ultra-Deepwater drillship Deepwater Invictus, currently under construction in Korea, for three years, adding another $700 million to our contract backlog.  Altogether, we added $10.4 billion of contract backlog in the third quarter of 2012.

Our contract backlog includes only firm commitments for our contract drilling services segment, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog includes amounts associated with our newbuild units that are currently under construction.  The contractual operating dayrate used as a basis for computing the contract backlog amounts may be higher than the actual dayrate we ultimately receive because of an alternative contractual rate, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate, that may apply under certain circumstances, or because of a number of other factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

Fleet average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	September 30, 2012	June 30, 2012	September 30, 2011
Average daily revenue (a)
Continuing operations
High-Specification Floaters
Ultra-Deepwater Floaters	$539,300	$537,000	$524,800
Deepwater Floaters	372,600	379,200	343,500
Harsh Environment Floaters	439,600	433,200	433,800
Total High-Specification Floaters	486,200	481,600	478,000
Midwater Floaters	284,800	295,800	287,400
High-Specification Jackups	156,700	141,500	115,000
Total continuing operations	395,100	401,000	388,800

Discontinued operations
Standard Jackups	92,800	90,800	101,100
Swamp Barge	75,000	77,800	73,800
Total discontinued operations	92,200	90,300	100,100
Total fleet average daily revenue	$298,300	$305,400	$289,800
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

Utilization—The utilization rates for our contract drilling services segment were as follows:

	Three months ended
	September 30, 2012	June 30, 2012	September 30, 2011
Utilization (a)
Continuing operations
High-Specification Floaters
Ultra-Deepwater Floaters	91%	87%	79%
Deepwater Floaters	61%	59%	37%
Harsh Environment Floaters	87%	96%	95%
Total High-Specification Floaters	81%	79%	67%
Midwater Floaters	65%	52%	55%
High-Specification Jackups	84%	83%	66%
Total continuing operations	77%	72%	63%

Discontinued operations
Standard Jackups	66%	56%	49%
Swamp Barge	100%	100%	100%
Total discontinued operations	67%	57%	50%
Total fleet average utilization	73%	66%	58%
__________________________
(a)	Utilization is the total actual number of revenue earning days as a percentage of the total number of calendar days in the period.

Our utilization rates decline as a result of idle and stacked rigs to the extent these rigs are not earning revenues and increase as we reactivate or dispose of rigs that are idle or stacked.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.

Operating Results

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Three months ended September 30,
	2012	2011	Change	% Change
	(In millions, except day amounts and percentages)
Revenue earning days	5,822	4,668	1,154	25%
Utilization	77%	63%
Average daily revenue	$395,100	$388,800	$6,300	2%

Contract drilling revenues	$2,310	$1,827	$483	26%
Other revenues	130	164	(34)	(21)%
	2,440	1,991	449	23%
Operating and maintenance expense	(1,338)	(1,344)	6	n/m
Depreciation and amortization	(280)	(281)	1	n/m
General and administrative expense	(69)	(67)	(2)	3%
Loss on impairment	—	—	—	n/m
Gain (loss) on disposal of assets, net	50	(1)	51	n/m
Operating income	803	298	505	n/m
Other income (expense), net
Interest income	15	7	8	n/m
Interest expense, net of amounts capitalized	(180)	(151)	(29)	19%
Other, net	(8)	(77)	69	n/m
Income from continuing operations before income tax expense	630	77	553	n/m
Income tax expense	(104)	(93)	(11)	12%
Income (loss) from continuing operations	526	(16)	542	n/m
Loss from discontinued operations, net of tax	(909)	(5)	(904)	n/m
Net loss	(383)	(21)	(362)	n/m
Net income (loss) attributable to noncontrolling interest	(2)	11	(13)	n/m
Net loss attributable to controlling interest	$(381)	$(32)	$(349)	n/m
__________________________
“n/a” means not applicable

“n/m” means not meaningful

Operating revenues—Contract drilling revenues increased for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 primarily due to the following: (a) approximately $305 million of increased contract drilling revenue due to greater revenue earning days as a result of shipyard, mobilization, maintenance, repair, and equipment certification projects, a significant portion of which resulted from additional shipyard time required to comply with enhanced regulations instituted following the Macondo well incident in 2011, (b) approximately $105 million of increased contract drilling revenues from the operations of the two Harsh Environment Ultra-Deepwater semisubmersibles acquired in our acquisition of Aker Drilling and our newbuilds that commenced operations during 2012 with no comparable activity in 2011 and (c) approximately $50 million of increased contract drilling revenues resulting from higher dayrates.

Other revenues decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to decreased revenues of approximately $30 million associated with our drilling management services.

Costs and expenses—Operating and maintenance expenses increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the following: approximately $45 million of increased costs and expenses resulting from the operations of the two Harsh Environment, Ultra-Deepwater semisubmersibles acquired in our acquisition of Aker Drilling and our newbuilds that commenced operations during 2012 with no comparable activity in 2011, which was partially offset by approximately $20 million of decreased costs and expenses associated with rigs undergoing shipyard, maintenance and repair projects, a significant portion of which resulted from additional shipyard time required to comply with enhanced regulations instituted following the Macondo well incident in 2011.

Other income and expense—Interest expense increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to $52 million of increased interest expense primarily associated with debt assumed in our acquisition of Aker Drilling in October 2011.  Partially offsetting these increases was $21 million of decreased interest expense associated with debt repaid or repurchased subsequent to September 30, 2011.

Other, net, increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to a loss recognized in the prior year period resulting from a forward exchange contract, which was not designated as a hedging instrument for accounting purposes.  We executed the forward exchange contract in connection with our acquisition of Aker Drilling, a marketable security denominated in Norwegian kroner, in order to offset the variability in the cash flows resulting from fluctuations in the U.S. dollar to Norwegian krone exchange rate.  On September 28, 2011, we settled the full amount of the forward exchange contract, and, as a result, we recognized a loss on foreign exchange in the amount of $78 million for the three months ended September 30, 2011.  Partially offsetting the increase in other, net was a $13 million reduction due to a gain on the sale of our 50 percent ownership interest in Overseas Drilling Limited, recognized in the three months ended September 30, 2011.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The annual effective tax rates for our continuing operations were 15.2 percent and 68.0 percent at September 30, 2012 and 2011, respectively, based on income from continuing operations before income taxes, excluding the effect of certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities, expiration of statutes of limitations and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended September 30, 2012 and 2011, the effect of the various discrete period tax items was a net tax expense of $14 million and net tax benefit of $7 million, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 16.5 percent and 120.8 percent on income from continuing operations before income tax expense for the three months ended September 30, 2012 and 2011, respectively.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended September 30, 2012, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia and Ghana.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax included Switzerland, Norway, Brazil, Malaysia and the U.S.

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

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Fleet average daily revenue” for a definition of revenue earning days and average daily revenue.  See “—Performance and Other Key Indicators—Utilization” for a definition of utilization.

	Nine months ended September 30,
	2012	2011	Change	% Change
	(In millions, except day amounts and percentages)
Revenue earning days	16,297	13,499	2,798	21%
Utilization	72%	63%
Average daily revenue	$396,700	$397,200	$(500)	n/m

Contract drilling revenues	$6,498	$5,396	$1,102	20%
Other revenues	420	576	(156)	(27)%
	6,918	5,972	946	16%
Operating and maintenance expense	(4,731)	(3,915)	(816)	21%
Depreciation and amortization	(846)	(821)	(25)	3%
General and administrative expense	(217)	(200)	(17)	9%
Loss on impairment	(210)	—	(210)	n/m
Gain (loss) on disposal of assets, net	40	(1)	41	n/m
Operating income	954	1,035	(81)	(8)%
Other income (expense), net
Interest income	43	27	16	59%
Interest expense, net of amounts capitalized	(543)	(443)	(100)	23%
Other, net	(32)	(79)	47	(59)%
Income from continuing operations before income tax expense	422	540	(118)	(22)%
Income tax expense	(96)	(211)	115	(55)%
Income from continuing operations	326	329	(3)	(1)%
Income (loss) from discontinued operations, net of tax	(994)	116	(1,110)	n/m
Net income (loss)	(668)	445	(1,113)	n/m
Net income attributable to noncontrolling interest	7	34	(27)	(79)%
Net income (loss) attributable to controlling interest	$(675)	$411	$(1,086)	n/m
__________________________
“n/a” means not applicable

“n/m” means not meaningful

Operating revenues—Contract drilling revenues increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the following: (a) approximately $580 million of increased contract drilling revenue due to greater revenue earning days as a result of shipyard, mobilization, maintenance, repair, and equipment certification projects, a significant portion of which resulted from additional shipyard time required to comply with enhanced regulations instituted following the Macondo well incident in 2011, (b) approximately $380 million of increased contract drilling revenues from the operations of the two Harsh Environment, Ultra-Deepwater semisubmersibles acquired in our acquisition of Aker Drilling and our newbuilds that commenced operations during 2012 and 2011 and (c) approximately $90 million in increased revenues due to improved dayrates.

Other revenues decreased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to decreased revenues of approximately $135 million associated with our drilling management services.

Costs and expenses—Operating and maintenance expenses increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the following: (a) approximately $755 million of increased costs and expenses associated with the estimated loss contingencies related to the Macondo well incident, (b) approximately $130 million of increased costs and expenses resulting from the operations of the two Harsh Environment, Ultra-Deepwater semisubmersibles acquired in our acquisition of Aker Drilling and our newbuilds that commenced operations during 2012 and 2011 and (c) approximately $20 million of increased costs and expenses associated with rigs undergoing shipyard, maintenance and repair projects, for which the current year costs and expenses are reduced by additional shipyard time required to comply with the enhanced regulations instituted following the Macondo well incident in 2011.  These increases were partially offset by approximately $110 million of decreased costs and expenses associated with our drilling management services.

General and administrative expense increased for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to $14 million of increased personnel costs and expenses.

In the nine months ended September 30, 2012, we recognized a loss of $118 million associated with completing our measurement of the impairment of goodwill associated with our contract drilling services reporting unit.  We had previously recognized an estimated loss of $5.2 billion, in the year ended December 31, 2011, due to a decline in projected cash flows and market valuations for this reporting unit.  Additionally, in the nine months ended September 30, 2012, we recognized a loss of $92 million on impairment of the trade name and customer relationship intangible assets associated with our drilling management services reporting unit due to a declining market outlook for these services in the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services, all of which have led to our decision to exit the region to pursue opportunities in other markets, including Africa and the Far East.

In the nine months ended September 30, 2012, we recognized a net gain on disposal of assets of $40 million, primarily related to the completion of sales of the Deepwater Floaters Discoverer 534 and Jim Cunningham.  In the nine months ended September 30, 2011, we recognized a net loss on disposal of assets of $1 million.

Other income and expense—In the nine months ended September 30, 2012, interest income increased was primarily due to interest earned on restricted cash investments acquired in connection with our acquisition of Aker Drilling subsequent to September 30, 2011.

Interest expense increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to $166 million of increased interest expense associated with debt assumed in our acquisition of Aker Drilling in October 2011.  Partially offsetting these increases was $66 million of decreased interest expense associated with debt repaid or repurchased subsequent to September 30, 2011.

Other, net increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a loss recognized in the prior year period resulting from a forward exchange contract, which was not designated as a hedging instrument for accounting purposes.  We executed the forward exchange contract in connection with our acquisition of Aker Drilling, a marketable security denominated in Norwegian kroner, in order to offset the variability in the cash flows resulting from fluctuations in the U.S. dollar to Norwegian krone exchange rate.  On September 28, 2011, we settled the full amount of the forward exchange contract, and, as a result, we recognized a loss on foreign exchange in the amount of $78 million for the nine months ended September 30, 2011.  Partially offsetting the increase in other, net was a $24 million loss related to redeemed noncontrolling interest, recognized in the nine months ended September 30, 2012, and a $13 million reduction due to a gain on the sale of our 50 percent ownership interest in Overseas Drilling Limited, recognized in the nine months ended September 30, 2011.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The estimated annual effective tax rates for our continuing operations at September 30, 2012 and 2011 were 20.5 percent and 30.8 percent, respectively, based on projected 2012 and 2011 annual income before income tax expense, excluding the effect of certain items such as losses on impairment, losses on litigation matters, losses on debt retirements and certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities, expiration of the statutes of limitations and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  The impact of the various discrete period tax items, including certain immaterial adjustments related to prior period tax expense, was a net tax benefit of $154 million, primarily related to the expiration of the statutes of limitations in various jurisdictions, and a net tax expense of $21 million for the nine months ended September 30, 2012 and 2011, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 22.7 percent and 39.1 percent on income from continuing operations before income tax expense for the nine months ended September 30, 2012 and 2011, respectively.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the estimated annual effective tax rate calculation for the nine months ended September 30, 2012, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria and Ghana.  The most significant countries in which we conducted business during this period that impose income taxes based on income before income tax include Switzerland, Brazil, Malaysia and the U.S.

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

Discontinued Operations

Standard Jackup and swamp barge market sectors—In September 2012, in connection with our strategy to increase our focus on High-Specification Floaters and High-Specification Jackups, we entered into definitive agreements with Shelf Drilling to sell, in a series of related transactions, 37 Standard Jackups and one swamp barge, including the Standard Jackup GSF Baltic, which was formerly classified as a High-Specification Jackup, the Standard Jackups C.E. Thornton, F.G. McClintock, GSF Adriatic I, GSF Adriatic V, GSF Adriatic VI, GSF Adriatic IX, GSF Adriatic X, GSF Compact Driller, GSF Galveston Key, GSF High Island II, GSF High Island IV, GSF High Island V, GSF High Island VII, GSF High Island IX, GSF Key Gibraltar, GSF Key Hawaii, GSF Key Manhattan, GSF Key Singapore, GSF Main Pass I, GSF Main Pass IV, GSF Parameswara, GSF Rig 105, GSF Rig 124, GSF Rig 141, Harvey H. Ward, J.T. Angel, Randolph Yost, Ron Tappmeyer, Transocean Comet, Trident II, Trident VIII, Trident IX, Trident XII, Trident XIV, Trident XV, Trident XVI and the swamp barge Hibiscus, along with related equipment.  Additionally, we committed to a plan to sell the remaining nine Standard Jackups in our fleet reflecting our decision to discontinue operations in the Standard Jackup and swamp barge market sectors, components of our contract drilling services segment.  Of the 46 drilling units, which were classified as held for sale as of September 30, 2012, 14 units were stacked and two were being reactivated.

In September 2012, in connection with our reclassification of the Standard Jackup and swamp barge disposal group to assets held for sale, we determined that the disposal group was impaired since its aggregate fair value exceeded the aggregate carrying amount.  As a result, we recognized losses of $744 million and $112 million associated with the impairment of long-lived assets and the goodwill, respectively, associated with this disposal group in the three months ended September 30, 2012.  Additionally, we recognized aggregate losses of $29 million in the three and nine months ended September 30, 2012, respectively, associated with the impairment of the Standard Jackups GSF Adriatic II and GSF Rig 136, which were classified as assets held for sale at the time of impairment.

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

Oil and gas properties—During the nine months ended September 30, 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc. and Challenger Minerals (North Sea) Limited.  In October 2011, we completed the sale of Challenger Minerals (North Sea) Limited.  In April 2012, we completed the sale of the assets of Challenger Minerals Inc. for net cash proceeds of $7 million.  In May 2012, we received an additional $10 million of cash proceeds from the buyer of Challenger Minerals (North Sea) Limited and recognized a gain on the disposal of discontinued operations of $10 million in the three and nine months ended September 30, 2012.

See Notes to Condensed Consolidated Financial Statements—Note 9—Discontinued Operations.

Correction of Errors in Previously Reported Consolidated Financial Statements

We perform assessments of our contingencies and corresponding assets for insurance recoveries on an ongoing basis to evaluate the appropriateness of our balances and disclosures for such contingencies and insurance recoveries.  We establish liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated.  We recognize corresponding assets for those loss contingencies that we believe are probable of being recovered through insurance.  In performing these assessments for the three months ended June 30, 2012, we identified an error in our previously issued financial statements for the year ended December 31, 2011 and the three months ended March 31, 2012 related to the recognition of assets for insurance recoveries related to legal and other costs totaling $67 million and $37 million, respectively, which we have concluded should not have been recorded because they were not probable of recovery.  We have corrected these errors by adjusting the previously reported amounts.

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

See Notes to Condensed Consolidated Financial Statements—Note 4—Correction of Errors in Previously Reported Consolidated Financial Statements.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2012, we had $6.0 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.0 billion.  As a result, this portion of cash is not generally available to us for other uses.

For the nine months ended September 30, 2012, our primary sources of cash were our cash flows from operating activities, proceeds from the issuance of debt and asset disposals.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, repayment of debt and the final installment of our distribution of qualifying additional paid-in capital to shareholders.

	Nine months ended September 30,
	2012	2011	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$(668)	$445	$(1,113)
Depreciation and amortization	846	821	25
Depreciation and amortization of assets in discontinued operations	182	258	(76)
Loss on impairment	210	—	210
Loss on impairment of discontinued operations	913	32	881
Gain (loss) on disposal of assets, net	(40)	1	(41)
Gain on disposal of assets in discontinued operations, net	(70)	(175)	105
Other non-cash items	(4)	193	(197)
Changes in operating assets and liabilities, net	416	(353)	769
	$1,785	$1,222	$563

Net cash provided by operating activities increased primarily due to greater cash generated from net income after adjusting for non-cash items, including our accrual of $750 million for loss contingencies in the nine months ended September 30, 2012 with no comparable activity in the nine months ended September 30, 2011.

	Nine months ended September 30,
	2012	2011	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(646)	$(633)	$(13)
Capital expenditures for discontinued operations	(75)	(37)	(38)
Proceeds from disposal of assets, net	189	12	177
Proceeds from disposal of assets in discontinued operations, net	196	353	(157)
Investment in marketable security	—	(199)	199
Payment for settlement of forward contract, net	—	(78)	78
Other, net	32	(27)	59
	$(304)	$(609)	$305

Net cash used in investing activities decreased primarily due to our initial investment in Aker Drilling, which included the settlement of a forward currency exchange contract to purchase the Norwegian kroner currency required to make our investment in the marketable security, in the nine months ended September 30, 2011 with no comparable activity in the nine months ended September 30, 2012.

-  -

	Nine months ended September 30,
	2012	2011	Change
	(In millions)
Cash flows from financing activities
Change in short-term borrowings, net	$(260)	$58	$(318)
Proceeds from debt	1,493	5	1,488
Repayments of debt	(584)	(272)	(312)
Proceeds from restricted cash investments	298	—	298
Deposits to restricted cash investments	(158)	—	(158)
Distribution of qualifying additional paid-in capital	(278)	(508)	230
Other, net	(8)	(4)	(4)
	$503	$(721)	$1,224

Net cash provided by financing activities increased primarily due to our issuance of senior notes in the nine months ended September 30, 2012 partially offset by increased repayments of debt and short-term borrowings compared to the prior year period.

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

Capital expenditures, including capitalized interest of $37 million, totaled $646 million in the nine months ended September 30, 2012, substantially all of which related to our contract drilling services segment.  In September 2012, we significantly expanded our expected future capital expenditures with the addition of four newbuild Ultra-Deepwater drillships to be constructed in connection with our being awarded 10-year drilling contracts for such drillships.  See “Item 1A. Risk Factors—Risks Related to Our Business—Our shipyard projects and operations are subject to delays and cost overruns” in our annual report on Form 10-K for the year ended December 31, 2011.

-  -

The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our recently completed and ongoing major construction projects conducted during the nine months ended September 30, 2012:

	Total costs through September 30, 2012	Expected costs for the remainder of 2012	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Transocean Honor (a)	$262	$—	$—	$262
Deepwater Asgard (b)	180	31	504	715
Deepwater Invictus (b)	174	23	518	715
Transocean Siam Driller (c)	154	12	69	235
Transocean Andaman (c)	153	10	72	235
Transocean Ao Thai (c)	129	24	87	240
Ultra-Deepwater Floater TBN1 (d)	—	127	578	705
Ultra-Deepwater Floater TBN2 (d)	—	126	574	700
Ultra-Deepwater Floater TBN3 (d)	—	74	626	700
Ultra-Deepwater Floater TBN4 (d)	—	74	626	700
Total	$1,052	$501	$3,654	$5,207
__________________________
(a)	Transocean Honor, a PPL Pacific Class 400 design High-Specification Jackup, commenced operations in May 2012.

(b)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to be ready to commence operations in the second quarter of 2014.

(c)
Transocean Siam Driller, Transocean Andaman and Transocean Ao Thai, three Keppel FELS Super B class design High-Specification Jackups under construction at Keppel FELS’ yard in Singapore, are expected to commence operations in the first quarter of 2013, the second quarter of 2013 and the fourth quarter of 2013, respectively.

(d)
In September 2012, we entered into shipyard contracts for the construction of four newbuild Ultra-Deepwater drillships at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, which are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2016, and the first quarter of 2017, respectively.

In the year ending December 31, 2012, we expect capital expenditures to be approximately $1.5 billion, approximately $501 million of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

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

Dispositions—From time to time, we review the possible disposition of drilling units.  During the nine months ended September 30, 2012, in connection with our efforts to dispose of non-strategic assets, we completed the sales of the Deepwater Floaters Discoverer 534 and Jim Cunningham and related equipment.  In the three and nine months ended September 30, 2012, we received aggregate net cash proceeds of $178 million and recognized an aggregate gain on disposal of the drilling units of $51 million.

See Notes to Condensed Consolidated Financial Statements—Note 9—Discontinued Operations.

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

On June 28, 2010, we received a letter from the U.S. Department of Justice (the “DOJ”) asking us to meet with them to discuss our financial responsibilities in connection with the Macondo well incident and requesting that we provide them certain financial and organizational information.  The letter also requested that we provide the DOJ advance notice of certain corporate actions involving the transfer of cash or other assets outside the ordinary course of business.  We have engaged in discussions with the DOJ and have responded to their document requests, and we expect these discussions to continue.  We can give no assurance that the DOJ investigation and other matters arising out of the Macondo well incident will not adversely affect our liquidity in the future.

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

Five-Year Revolving Credit Facility—In November 2011, we entered into the Credit Agreement dated November 1, 2011, as amended, which established a $2.0 billion five-year revolving credit facility that is scheduled to expire on November 1, 2016 (the “Five-Year Revolving Credit Facility”).  The Five-Year Revolving Credit Facility includes a $1.0 billion sublimit for the issuance of letters of credit, and all borrowings under the Five-Year Revolving Credit Facility are guaranteed by Transocean Ltd.  Among other things, the Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of September 30, 2012, our debt to tangible capitalization ratio, as defined, was 0.5 to 1.0.  In order to borrow or have letters of credit issued under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our bank credit agreements, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Credit Agreement and, if not waived by the lenders, could cause us to lose access to the Five-Year Revolving Credit Facility.  Our commitment fee and lending margin under the Five-Year Revolving Credit Facility are subject to change based on our credit rating.  If our credit rating falls below investment grade, the commitment fee will increase from 0.275 percent to 0.325 percent and the lending margin will increase from 1.625 percent to 2.0 percent.  At October 23, 2012, we had $24 million in letters of credit issued, we had no borrowings outstanding, and we had $2.0 billion available borrowing capacity under the Five-Year Revolving Credit Facility.

Three-Year Secured Revolving Credit Facility—In October 2012, we entered into a bank credit agreement, which establishes an $900 million three-year secured revolving credit facility (the “Three-Year Secured Revolving Credit Facility”) that is scheduled to expire on October 25, 2015.  Borrowings under the Three-Year Secured Revolving Credit Facility are secured by Deepwater Champion, Discoverer Americas and Discoverer Inspiration and are guaranteed by Transocean Ltd. and Transocean Inc.  Among other things, the Three-Year Secured Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Three-Year Secured Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  Commitments and borrowings under the Three-Year Secured Revolving Credit Facility are subject to mandatory reductions and prepayments, respectively, if a mortgaged rig is sold, an event of loss occurs, a collateral maintenance test is not satisfied or certain other events occur.  Borrowings under the Three-Year Secured Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our bank credit agreements, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Three-Year Secured Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Three-Year Secured Revolving Credit Facility and result in the foreclosure of the liens securing the Three-Year Secured Revolving Credit Facility.  Our commitment fee and lending margin under the Three-Year Secured Revolving Credit Facility are subject to change based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”).  If our Debt Rating falls below investment grade, the commitment fee will increase from 0.375 percent to 0.50 percent and the lending margin will increase from 2.0 percent to 2.5 percent.  At October 23, 2012, we had no borrowings outstanding, under the Three-Year Secured Revolving Credit Facility.

Aker Revolving Credit and Term Loan Facility—We had a credit facility established by the Revolving Credit and Term Loan Facility Agreement dated February 21, 2011 (the “Aker Revolving Credit and Term Loan Facility”), comprised of a $500 million revolving credit facility (the “Aker Revolving Credit Facility”) and a $400 million term loan (the “Aker Term Loan”), which was secured by Transocean Spitsbergen and Transocean Barents and guaranteed by Transocean Ltd.  During the nine months ended September 30, 2012, we prepaid $333 million of borrowings under the Aker Term Loan.  In September 2012, we cancelled the Aker Revolving Credit and Term Loan Facility.

TPDI Credit Facilities—We have a bank credit agreement, which establishes a $1.265 billion secured credit facility (the “TPDI Credit Facilities”), comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, which was established to finance the construction of and is secured by Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.45 percent and requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility bear interest at LIBOR plus a margin of 2.25 percent and 1.45 percent, respectively, and are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  The TPDI Credit Facilities have covenants that require us to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  If Transocean Inc.’s Debt Rating falls below investment grade, we would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At October 23, 2012, $840 million was outstanding under the TPDI Credit Facilities, of which $420 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on October 23, 2012 was 2.0 percent.

We have an outstanding letter of credit in the amount of $60 million to satisfy our liquidity requirements under the TPDI Credit Facilities.  Additionally, we are required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the TPDI Credit Facilities.  At October 23, 2012, we had restricted cash investments of $23 million.

ADDCL Credit Facilities—ADDCL has a primary bank credit agreement, which establishes a senior secured credit facility (the “ADDCL Primary Loan Facility”) comprised of Tranche A and Tranche C for $215 million and $399 million, respectively, which was established to finance the construction of and is secured by Discoverer Luanda.  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A and one of our subsidiaries provides the commitment for Tranche C.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At October 23, 2012, $177 million was outstanding under Tranche A at a weighted-average interest rate of 1.5 percent.  At October 23, 2012, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Additionally, ADDCL has a secondary bank credit agreement, which establishes a $90 million credit facility (the “ADDCL Secondary Loan Facility”), for which one of our subsidiaries provides 65 percent of the total commitment.  The facility bears interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  The ADDCL Secondary Loan Facility is payable in full in December 2015, and it may be prepaid in whole or in part without premium or penalty.  Borrowings under the ADDCL Secondary Loan Facility are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including the occurrence of a credit rating assignment of less than Baa3 or BBB- by Moody’s Investors Service or

Standard & Poor’s Ratings Services, respectively, for Transocean Inc.’s long-term, unsecured, unguaranteed and unsubordinated indebtedness.  In addition, upon such credit rating assignment, ADDCL would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At October 23, 2012, $80 million was outstanding under the ADDCL Secondary Loan Facility, of which $52 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on October 23, 2012 was 3.5 percent.

ADDCL is required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At October 23, 2012, ADDCL had restricted cash investments of $35 million.

Debt offering—In September 2012, we issued $750 million aggregate principal amount of 2.5% Senior Notes due October 2017 (the “2.5% Senior Notes”) and $750 million aggregate principal amount of 3.8% Senior Notes due October 2022 (the “3.8% Senior Notes,” and together with the 2.5% Senior Notes, the “2012 Senior Notes”).  The interest rates for the notes are subject to adjustment from time to time upon a change to the credit rating for the notes assigned by Moody’s Investors Service or Standard & Poor’s Ratings Services.  We are required to pay interest on the 2012 Senior Notes on April 15 and October 15 of each year, beginning April 15, 2013.  We may redeem some or all of the 2012 Senior Notes at any time prior to maturity at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, together with a make-whole premium unless, in the case of the 3.8% Senior Notes, such redemption occurs on or after July 15, 2022, in which case no such make-whole premium will apply.  The indenture pursuant to which the 2012 Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At October 23, 2012, $750 million aggregate principal amount of the 2.5% Senior Notes due 2017 and $750 million aggregate principal amount of the 3.8% Senior Notes due 2022 were outstanding.

We expect to use the net proceeds from the debt offering to fund all or a part of the cost associated with the construction of four newbuilds.  See “—Liquidity and Capital Resources—Drilling Fleet.”

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At October 23, 2012, $662 million was outstanding under the capital lease contract.

Convertible Senior Notes—Holders of our Series C Convertible Senior Notes may elect to convert their notes under certain circumstances.  Upon conversion, we will deliver, in lieu of shares, cash up to the aggregate principal amount of notes to be converted and shares in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The conversion rate is subject to increase upon the occurrence of certain fundamental changes and adjustment upon certain other corporate events, such as the distribution of cash to our shareholders.  At October 23, 2012, the rate at which the Series C Convertible Senior Notes may be converted was 6.2905 shares per $1,000 note, equivalent to a conversion price of $158.97 per share.  At October 23, 2012, none of the circumstances giving rise to potential conversion were present.

Holders of the Series C Convertible Senior Notes have the right to require us to repurchase their notes on December 14, 2012, December 15, 2017, December 15, 2022, December 15, 2027 and December 15, 2032, and upon the occurrence of a fundamental change, at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  At October 23, 2012, the aggregate principal amount of Convertible Senior Notes outstanding was $1.7 billion.

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

The put option agreement, among other things, restricts Quantum’s sale of our shares until May 29, 2013.  In August 2012, we paid $72 million as the final cash settlement, representing 50 percent of TPDI’s working capital at May 29, 2012.

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

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.8 billion at an exchange rate as of the close of trading on October 23, 2012 of $1.00 to CHF 0.94.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  In the nine months ended September 30, 2012, we did not purchase shares under our share repurchase program.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of October 23, 2012, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of 3.2 billion shares, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of September 30, 2012, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011, except as noted below.

	For the twelve months ending September 30,
	Total	2013	2014 - 2015	2016 - 2017	Thereafter
	(in millions)
Contractual obligations
Debt (a)	$13,235	$2,690	$647	$2,658	$7,240
Debt of consolidated variable interest entities	205	28	60	98	19
Interest on debt (b)	6,437	662	1,209	1,001	3,565
Purchase obligations	3,481	632	1,611	1,238	—
Total (c)	$23,358	$4,012	$3,527	$4,995	$10,824
__________________________
(a)
Noteholders may, at their option, require Transocean Inc. to repurchase the Series C Convertible Senior Notes in December 2012, 2017, 2022, 2027 and 2032.  In preparing the table above, we have assumed that the holders of our notes exercise the option at the first available date.

(b)	Includes interest on consolidated debt.

(c)
As of September 30, 2012, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $660 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 8—Income Taxes.

For the year ending December 31, 2012, the minimum funding requirement for our U.S. defined benefit pension plans is approximately $99 million.  In April 2012, we contributed $99 million in satisfaction of this funding requirement.  For the year ending December 31, 2012, the minimum funding requirement for our non-U.S. defined benefit plans is approximately $31 million.

Commercial commitments—As of September 30, 2012, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011.

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

Contingencies

Except as noted in this report, including in Notes to Consolidated Financial Statements—Note 8—Income Taxes, Note 15—Commitments and Contingencies and Note 20—Subsequent Events, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies and Note 28—Subsequent Events and in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2011.  As of September 30, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  There can be no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Macondo well incident

On April 22, 2010, the Ultra-Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  Eleven persons were declared dead and others were injured as a result of the incident.  At the time of the explosion, Deepwater Horizon was located approximately 41 miles off the coast of Louisiana in Mississippi Canyon Block 252 and was contracted to BP America Production Co.  The rig was declared a total loss.

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  In the two years ended December 31, 2011, we estimate that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  We also lost approximately $1.1 billion of contract backlog associated with the termination of the Deepwater Horizon contract in April 2010 resulting from the loss of the rig and the termination of another drilling contract in December 2011 resulting from the previously mentioned increased downtime.  We have recognized estimated losses of $1.9 billion in connection with loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the two years ended December 31, 2011, we incurred cumulative incremental costs, primarily associated with legal expenses for lawsuits and investigations, in the amount of $279 million, and in the nine months ended September 30, 2012, we incurred an additional $72 million of such costs.  Collectively, the lost contract backlog from the incident and from the termination in December 2011, the lost revenues and incremental costs and expenses and other losses have had an effect of greater than $4.0 billion.  See “—Contingencies—Insurance matters.”

We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which we do not believe a reasonable estimate can be made.  These contingencies could increase the liabilities we ultimately recognize.  As of September 30, 2012 and December 31, 2011, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $1.9 billion and $1.2 billion, respectively, recorded in other current liabilities.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is recoverable from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident or our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  In the three months ended September 30, 2012, we received $15 million of cash proceeds from insurance recoveries for losses related to the personal injury and fatality claims of our crew and vendors.  Additionally, BP received $57 million of cash proceeds from insurance recoveries under our insurance program for recoveries of losses for which we had agreed to contractual indemnity of BP (See “—Contingencies—Contractual indemnity”).  The payments made to BP resulted in corresponding reductions of the insurance recoverable asset and contingent liability in the amount of the payment.  As of September 30, 2012 and December 31, 2011, the insurance recoverable asset related to estimated losses primarily for additional personal injury and fatality claims of our crew and vendors that we believe are recoverable from insurance was $179 million and $233 million, respectively, recorded in other assets.

We have had discussions with the DOJ seeking to resolve certain civil and criminal claims of the U.S. related to the Macondo well incident for a settlement of $1.5 billion, payable over a period of years.  We and the DOJ have been unable to come to an agreement on certain terms of any such settlement, including whether such settlement would include or exclude claims under the Natural Resource Damage Assessment Process under the Oil Pollution Act of 1990 (“OPA”), the time period for payment, and the factual basis of a plea.  If we are able to enter into a settlement that includes such payment terms, we would not expect to recognize an additional loss as a result of such settlement beyond the previously recognized amounts.  There can be no assurance that we and the DOJ will enter into agreements on the terms described or at all, nor any assurance regarding the timing of any such agreements, the effect of such agreements on other claims arising out of the Macondo well incident or that any court approvals required as conditions of such agreements will be obtained.

Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  The first phase of a three-phase trial was originally scheduled to commence in March 2012.  In March 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement agreement provides that (a) the BP/PSC Settlement is subject to court approvals, (b) to the extent permitted by law, BP will assign to the settlement class certain of BP’s claims, rights and recoveries against us for damages with protections such that the settlement class is barred from collecting any amounts from us unless it is finally determined that we cannot recover such amounts from BP, and (c) the settlement class releases all claims for compensatory damages against us but purports to retain claims for punitive damages against us.

In February 2012, shortly prior to the announcement of the BP/PSC Settlement, BP proposed a settlement to us.  Later that month, but before the announcement of the BP/PSC Settlement, we suggested a settlement of all claims of the plaintiffs represented by the PSC.  The PSC responded with a settlement proposal.  We have not made a counterproposal to either BP or the PSC after receiving their respective proposals, and we have not had settlement discussions with either BP or the PSC since the initial proposals.  The settlement amounts proposed by both BP and the PSC were each far in excess of the amount contemplated by our settlement discussions with the DOJ.  Both of these proposed amounts also far exceeded the amounts we had been willing to consider for a settlement with either BP or the PSC.

In May 2012, the MDL Court granted preliminary approval of the economic and property damage class settlement between BP and the PSC.  After giving consideration to the BP/PSC Settlement, the MDL Court ordered that the first phase of the trial, at which liability will be determined, be rescheduled for January 2013.  The MDL Court subsequently issued an order with a projected trial date of June 2013 for the second phase of the trial, which will address conduct related to stopping the release of hydrocarbons between April 22, 2010 and approximately September 19, 2010 and seek to determine the amount of oil actually released during the period.  There can be no assurance as to the outcome of the trial, as to the timing of any phase of trial, that we will not enter into a settlement as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlement.

See Notes to Condensed Consolidated Financial Statements Note 15—Commitments and Contingencies.

Insurance matters

Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies.  We periodically evaluate our insurance limits and self-insured retentions.  As of September 30, 2012, the insured value of our drilling rig fleet was approximately $30.2 billion, excluding our rigs under construction.

Hull and machinery coverage—Under the hull and machinery program, effective May 1, 2012, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also have coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we have additional coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our remaining excess liability coverage.  However, we generally retain the risk for all hull and machinery exposures for our Standard Jackups and swamp barge, associated with our discontinued operations, which are self-insured through our wholly owned captive insurance company until finalization of the respective divestitures.

Excess liability coverage—Effective May 1, 2012, we carry $775 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we have retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retain the risk for any liability losses in excess of $825 million.

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

We generally do not have commercial market insurance coverage for our fleet for loss of revenues, unless it is contractually required, or for physical damage losses, including liability for wreck removal expenses, which are caused by named windstorms in the U.S. Gulf of Mexico.

See Notes to Condensed Consolidated Financial Statements Note 15—Commitments and Contingencies.

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

Norway tax investigations—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $116 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $70 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have filed or expect to file appeals to these tax assessments.  We have provided a parent company guarantee in the amount of approximately $118 million with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $206 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities have indicated that they plan to seek penalties of 60 percent on most but not all matters.  In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial has been scheduled for December 2012.  Two employees of our former external tax advisors were also issued indictments with respect to the disclosures in our tax returns.  In October 2011, the Norwegian authorities issued criminal indictments against a Norwegian tax attorney related to certain of our restructuring transactions and to the 2001 dividend payment.

The indicted Norwegian tax attorney worked for us in an advisory capacity on these transactions.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $311 million, jointly and severally, against our two subsidiaries, the two external advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing tax assessment related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary on the same matter, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $98 million, plus a 75 percent penalty in the amount of $73 million and interest through December 31, 2011 in the amount of $146 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

To prepare financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, goodwill, income taxes, defined benefit pension plans and other postretirement employee benefits, contingent liabilities, and share-based compensation.  These estimates require significant judgments, assumptions and estimates.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2011.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2012, there have been no material changes to the types of judgments, assumptions and estimates, upon which our critical accounting estimates are based.

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

Overview

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our restricted cash investments, our long-term and short-term debt, and our derivative instruments.  For our restricted cash investments and debt instruments, the following table presents the principal cash flows and related weighted-average interest rates by contractual maturity date.  For our derivative instruments, including interest rate swaps and cross-currency swaps, the following table presents the notional amounts and weighted-average interest rates by contractual maturity dates.  The information is stated in U.S. dollar equivalents.  The instruments are denominated in either U.S. dollars or Norwegian kroner, as indicated.  The following table presents information for the twelve-month periods ending September 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	(b)
Restricted cash investments
Fixed rate (NOK)	$148	$148	$148	$148	$148	$38	$778	$822
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	4.15%

Debt
Fixed rate (USD)	$2,492	$21	$23	$1,125	$1,027	$7,751	$12,439	$(14,028)
Average interest rate	2.65%	7.76%	7.76%	5.01%	5.12%	6.08%
Fixed rate (NOK)	$148	$148	$148	$246	$148	$38	$876	$(927)
Average interest rate	4.15%	4.15%	4.15%	6.87%	4.15%	4.15%
Variable rate (USD)	$70	$70	$280	$—	$—	$—	$420	$(420)
Average interest rate	1.8%	1.80%	2.08%	—	—	—
Variable rate (NOK)	$—	$—	$—	$164	$—	$—	$164	$(175)
Average interest rate	—	—	—	9.05%	—	—

Debt of consolidated variable interest entities
Variable rate (USD)	$28	$29	$31	$62	$36	$19	$205	$(205)
Average interest rate	1.46%	1.46%	1.46%	2.41%	1.46%	1.46%

Interest rate swaps
Fixed to variable (USD)	$750	$—	$—	$—	$—	$—	$750	$5
Average pay rate	3.58%	—	—	—	—	—
Average receive rate	5.17%	—	—	—	—	—
Variable to fixed (USD)	$66	$70	$267	$—	$—	$—	$403	$(15)
Average pay rate	2.32%	2.34%	2.35%	—	—	—
Average receive rate	0.36%	0.36%	0.36%	—	—	—

Cross-currency swaps
Receive NOK / pay USD (c)	$—	$—	$—	$102	$—	$—	$102	$(3)
Average pay rate	—	—	—	8.93%	—	—
Average receive rate	—	—	—	11.00%	—	—
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

(b)	Amounts represent the fair value of the asset (liability) as of September 30, 2012.

(c)	The cross-currency swaps have fixed rates on both the pay and the receive sides of the derivative instruments.

Interest Rate Risk

At September 30, 2012, the face value of our consolidated variable-rate debt, including the effect of our hedging activities, was approximately $1.1 billion, representing 8 percent of the face value of our total debt.  Excluding the effect of our hedging activities, our variable-rate debt at September 30, 2012 consisted of the FRN Callable Bonds and borrowings under the TPDI Credit Facilities and the ADDCL Credit Facilities.  At December 31, 2011, the face value of our consolidated variable-rate debt, including the effect of our hedging activities, was approximately $2.5 billion, representing 19 percent of the face value of our total debt.  Excluding the effect of our hedging activities, our variable-rate debt at December 31, 2011 consisted of the FRN Callable Bonds and borrowings under the TPDI Credit Facilities, the ADDCL Credit Facilities and the Aker Revolving Credit and Term Loan Facility.  Based upon variable-rate debt balances outstanding as of September 30, 2012 and December 31, 2011, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $11 million and $25 million, respectively.

The fair value of our debt was $15.8 billion and $13.9 billion at September 30, 2012 and December 31, 2011, respectively.  The $1.9 billion increase was primary due to the issuance of new senior notes in the aggregate amount of $1.5 billion, partially offset by the repayment of the Aker Term Loan in the amount of $333 million during the nine months ended September 30, 2012.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon the amounts of our cash investments as of September 30, 2012 and December 31, 2011, a hypothetical one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $60 million and $40 million, respectively.

Currency Exchange Rate Risk

We are exposed to currency exchange rate risk associated with our international operations and with some of our long-term and short-term debt.  We may engage in hedging activities to mitigate our exposure to currency exchange risk in certain instances through the use of foreign exchange derivative instruments, including forward exchange contracts or spot purchases.  A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date or to make a U.S. dollar payment equal to the value of such exchange.

For our international operations, our primary currency exchange rate risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency.  The payment portion denominated in local currency is based on our anticipated local currency needs over the contract term.  Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary from those anticipated in the customer contracts, resulting in partial exposure to currency exchange rate risk.  The effect of fluctuations in currency exchange rates caused by our international operations generally has not had a material impact on our overall operating results.  In situations where local currency receipts do not equal local currency requirements, we may use foreign exchange derivative instruments, including forward exchange contracts or spot purchases, to mitigate currency exchange rate risk.

At September 30, 2012, we had NOK 6.0 billion aggregate principal amount of debt obligations.  Certain of these krone-denominated debt instruments are secured by a corresponding amount of restricted cash investments that are also denominated in Norwegian kroner.  Additionally, we had cross-currency swaps, which have been designated as a cash flow hedge of certain bonds denominated in Norwegian kroner.  After consideration of these currency exchange rate risk management strategies, we had approximately NOK 940 million aggregate principal amount of debt obligations that were not hedged.  Based on the krone-denominated debt instruments outstanding as of September 30, 2012, a hypothetical one percentage point change in the currency exchange rates would result in a corresponding change in annual interest expense of less than $1 million.

For a discussion of our foreign exchange risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2011.  With the exception of the foregoing, there have been no material changes to these previously reported matters during the nine months ended September 30, 2012.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act Rules 13a-15 and 15d-15, were effective, as of September 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In the quarter ended June 30, 2012, we initiated improvements to our internal controls associated with evaluating insurance recoveries.  These modifications to our internal controls have not materially affected, nor are reasonably likely to materially affect, our internal controls over financial reporting.  Other than the continued improvements to our internal controls associated with evaluating insurance recoveries, there were no significant changes to our internal controls during the quarter ended September 30, 2012.

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 15—Contingencies and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 15—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” and “Item 3. Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2011.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 8—Income Taxes, in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in this quarterly report on Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in our annual report Form 10-K for the year ended December 31, 2011.  As of September 30, 2012, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2012	319	$46.07	—	$3,940
August 2012	7,577	$48.56	—	$3,940
September 2012	901	$49.03	—	$3,940
Total	8,797	$48.52	—	$3,940
__________________________
(1)
Total number of shares purchased in the third quarter of 2012 consists of 8,797 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.7 billion at an exchange rate as of September 30, 2012 of USD 1.00 to CHF 0.94.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the relationship between our contract backlog and our debt, general market conditions and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through September 30, 2012, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Liquidity—Overview.”

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

4.1
Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean Inc., Transocean Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on September 13, 2012.

10.1
Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean Inc., Transocean Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000‑53533) filed on September 13, 2012).

10.2
Letter Agreement, dated as of October 23, 2012, between Transocean Management Ltd. and Nick Deeming (incorporated by reference to Exhibit 10.1 to Transocean Ltd.'s Current Report on Form 8-K (Commission File No. 000-53533) filed on October 24, 2012).

10.3
Credit Agreement, dated October 25, 2012, among Triton Nautilus Asset Leasing GmbH, the lender parties thereto and DNB Bank, ASA, as administrative agent (incorporated by reference to Exhibit 10.1 to Transocean Ltd.'s Current Report on Form 8-K (Commission File No. 000-53533) filed on October 31, 2012).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2012.

TRANSOCEAN LTD.

By:   /s/ Gregory L. Cauthen
Gregory L. Cauthen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ David A. Tonnel
David A. Tonnel
Senior Vice President and Controller
(Principal Accounting Officer)