Form 10-Q
period 2013-03-31
Transocean Ltd.
filed 2013-05-08
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
           (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 360,346,455 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2013

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Operating revenues
Contract drilling revenues	$2,145	$2,014
Other revenues	52	96
	2,197	2,110
Costs and expenses
Operating and maintenance	1,375	1,242
Depreciation	275	285
General and administrative	67	69
	1,717	1,596
Loss on impairment	—	(140)
Loss on disposal of assets, net	(7)	(3)
Operating income	473	371

Other income (expense), net
Interest income	17	15
Interest expense, net of amounts capitalized	(157)	(180)
Other, net	(1)	(18)
	(141)	(183)
Income from continuing operations before income tax expense	332	188
Income tax expense	19	34
Income from continuing operations	313	154
Loss from discontinued operations, net of tax	—	(136)

Net income	313	18
Net income (loss) attributable to noncontrolling interest	(8)	8
Net income attributable to controlling interest	$321	$10

Earnings (loss) per share-basic
Earnings from continuing operations	$0.88	$0.42
Loss from discontinued operations	—	(0.39)
Earnings per share	$0.88	$0.03

Earnings (loss) per share-diluted
Earnings from continuing operations	$0.88	$0.42
Loss from discontinued operations	—	(0.39)
Earnings per share	$0.88	$0.03

Weighted-average shares outstanding
Basic	360	350
Diluted	360	350

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$313	$18

Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	(35)	(28)
Gain (loss) on derivative instruments	(5)	3

Reclassifications to net income
Components of net periodic benefit costs	14	13
(Gain) loss on derivative instruments	7	(3)

Other comprehensive loss before income taxes	(19)	(15)
Income taxes related to other comprehensive income (loss)	1	(3)
Other comprehensive loss, net of income taxes	(18)	(18)

Total comprehensive income	295	—
Total comprehensive income (loss) attributable to noncontrolling interest	(7)	8

Total comprehensive income (loss) attributable to controlling interest	$302	$(8)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$3,689	$5,134
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2013 and December 31, 2012	2,117	2,200
Materials and supplies, net of allowance for obsolescence of $68 and $66 at March 31, 2013 and December 31, 2012, respectively	648	610
Assets held for sale	128	179
Deferred income taxes, net	151	142
Other current assets	400	382
Total current assets	7,133	8,647

Property and equipment	27,404	26,967
Property and equipment of consolidated variable interest entities	1,071	1,092
Less accumulated depreciation	7,443	7,179
Property and equipment, net	21,032	20,880
Goodwill	2,987	2,987
Other assets	1,523	1,741
Total assets	$32,675	$34,255

Liabilities and equity
Accounts payable	$843	$1,047
Accrued income taxes	111	116
Debt due within one year	236	1,339
Debt of consolidated variable interest entities due within one year	28	28
Other current liabilities	2,158	2,933
Total current liabilities	3,376	5,463

Long-term debt	10,804	10,929
Long-term debt of consolidated variable interest entities	163	163
Deferred income taxes, net	350	366
Other long-term liabilities	1,955	1,604
Total long-term liabilities	13,272	13,062

Commitments and contingencies

Shares, CHF 15.00 par value, 402,282,355 authorized, 167,617,649 conditionally authorized, 373,830,649 issued at March 31, 2013 and December 31, 2012; 360,340,164 and 359,505,251 outstanding at March 31, 2013 and December 31, 2012, respectively	5,142	5,130
Additional paid-in capital	7,511	7,521
Treasury shares, at cost, 2,863,267 held at March 31, 2013 and December 31, 2012	(240)	(240)
Retained earnings	4,176	3,855
Accumulated other comprehensive loss	(540)	(521)
Total controlling interest shareholders’ equity	16,049	15,745
Noncontrolling interest	(22)	(15)
Total equity	16,027	15,730
Total liabilities and equity	$32,675	$34,255

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	Shares		Amount
Shares
Balance, beginning of period	360	350	$5,130	$4,982
Issuance of shares under share-based compensation plans	—	1	12	9
Balance, end of period	360	351	$5,142	$4,991
Additional paid-in capital
Balance, beginning of period			$7,521	$7,211
Share-based compensation			21	23
Issuance of shares under share-based compensation plans			(26)	(17)
Other, net			(5)	(1)
Balance, end of period			$7,511	$7,216
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$3,855	$4,180
Net income attributable to controlling interest			321	10
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Balance, end of period			$4,176	$4,084
Accumulated other comprehensive loss
Balance, beginning of period			$(521)	$(496)
Other comprehensive loss attributable to controlling interest			(19)	(18)
Reclassification from redeemable noncontrolling interest			—	(17)
Balance, end of period			$(540)	$(531)
Total controlling interest shareholders’ equity
Balance, beginning of period			$15,745	$15,637
Total comprehensive income (loss) attributable to controlling interest			302	(8)
Share-based compensation			21	23
Issuance of shares under share-based compensation plans			(14)	(8)
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Reclassification from redeemable noncontrolling interest			—	(17)
Other, net			(5)	(1)
Balance, end of period			$16,049	$15,520
Noncontrolling interest
Balance, beginning of period			$(15)	$(10)
Total comprehensive loss attributable to noncontrolling interest			(7)	(5)
Balance, end of period			$(22)	$(15)
Total equity
Balance, beginning of period			$15,730	$15,627
Total comprehensive income (loss)			295	(13)
Share-based compensation			21	23
Issuance of shares under share-based compensation plans			(14)	(8)
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Reclassification from redeemable noncontrolling interest			—	(17)
Other, net			(5)	(1)
Balance, end of period			$16,027	$15,505

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$313	$18
Adjustments to reconcile to net cash provided by operating activities:
Amortization of drilling contract intangibles	(9)	(11)
Depreciation	275	285
Depreciation and amortization of assets in discontinued operations	—	70
Share-based compensation expense	21	23
Loss on impairment	—	140
Loss on impairment of assets in discontinued operations	—	93
Loss on disposal of assets, net	7	3
(Gain) loss on disposal of assets in discontinued operations, net	(15)	1
Amortization of debt issue costs, discounts and premiums, net	—	18
Deferred income taxes	(28)	(17)
Other, net	15	15
Changes in deferred revenue, net	(6)	(12)
Changes in deferred expenses, net	17	(49)
Changes in operating assets and liabilities	(484)	(37)
Net cash provided by operating activities	106	540

Cash flows from investing activities
Capital expenditures	(488)	(238)
Capital expenditures for discontinued operations	—	(22)
Proceeds from disposal of assets, net	1	7
Proceeds from disposal of assets in discontinued operations, net	63	34
Other, net	9	12
Net cash used in investing activities	(415)	(207)

Cash flows from financing activities
Repayments of debt	(1,190)	(147)
Proceeds from restricted cash investments	128	108
Deposits to restricted cash investments	(59)	(42)
Distribution of qualifying additional paid-in capital	—	(278)
Other, net	(15)	(9)
Net cash used in financing activities	(1,136)	(368)

Net decrease in cash and cash equivalents	(1,445)	(35)
Cash and cash equivalents at beginning of period	5,134	4,017
Cash and cash equivalents at end of period	$3,689	$3,982

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At March 31, 2013, we owned or had partial ownership interests in and operated 83 mobile offshore drilling units associated with our continuing operations.  As of this date, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, and 10 High-Specification Jackups.  We also had six Ultra-Deepwater drillships and two High-Specification Jackups under construction or under contract to be constructed.  See Note 9—Drilling Fleet.

We also provide oil and gas drilling management services, drilling engineering and drilling project management services outside the United States (“U.S.”) through Applied Drilling Technology Inc., our wholly owned subsidiary, and through ADT International, a division of one of our United Kingdom (“U.K.”) subsidiaries (together, “ADTI”).  ADTI conducts drilling management services primarily either on a dayrate or on a completed-project, fixed-price or turnkey basis.

In November 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we completed the sale of 38 drilling units to Shelf Drilling Holdings, Ltd. (together with its affiliates, “Shelf Drilling”).  See Note 7—Discontinued Operations.

Note 2—Significant Accounting Policies

Basis of presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 included in our annual report on Form 10-K filed on March 1, 2013.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our discontinued operations, allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, investments, notes receivable, goodwill, income taxes, contingencies, share-based compensation, defined benefit pension plans and other postretirement benefits.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

     Share-based compensation—In the three months ended March 31, 2013 and 2012, we recognized share-based compensation expense of $21 million and $23 million, respectively.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three months ended March 31, 2013 and 2012, we capitalized interest costs on construction work in progress of $21 million and $13 million, respectively.

Reclassifications—We have made certain reclassifications, which did not have an effect on net income, to prior period amounts to conform with the current period’s presentation, including certain reclassifications to our consolidated statements of operations and cash flows to present discontinued operations (see Note 7—Discontinued Operations).  Other reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.

Note 3—New Accounting Pronouncements

Recently adopted accounting standards

Balance sheet—Effective January 1, 2013, we adopted the accounting standards update that expands the disclosure requirements for the offsetting of assets and liabilities related to certain financial instruments and derivative instruments.  The update requires disclosures to present both gross information and net information for financial instruments and derivative instruments that are eligible for net presentation due to a right of offset, an enforceable master netting arrangement or similar agreement.  Our adoption did not have a material effect on our disclosures contained in our notes to condensed consolidated financial statements.

Accumulated other comprehensive income—Effective January 1, 2013, we adopted the accounting standards update that requires disclosure of additional information about reclassifications out of accumulated other comprehensive income and to present reclassifications by component when reporting changes in accumulated other comprehensive income balances.  For significant amounts that are reclassified out of accumulated other comprehensive income to net income in their entirety during the reporting period, the update requires disclosure, either on the face of the statement or in the notes, of the effect on the line items in the statement where net income is presented.  For significant amounts that are not required to be reclassified in their entirety to net income during the reporting period, the update requires cross-references in the notes to other disclosures that provide additional information about those amounts.  Our adoption did not have a material effect on our condensed consolidated statement of other comprehensive income or the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Variable Interest Entities

Consolidated variable interest entities—The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	March 31, 2013			December 31, 2012
	Assets	Liabilities	Net carrying amount	Assets	Liabilities	Net carrying amount
Variable interest entity
ADDCL	$972	$296	$676	$954	$296	$658
TDSOI	274	15	259	277	15	262
Total	$1,246	$311	$935	$1,231	$311	$920

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, and Transocean Drilling Services Offshore Inc. (“TDSOI”), a consolidated British Virgin Islands company, are variable interest entities for which we are the primary beneficiary.  Accordingly, we consolidate the operating results, assets and liabilities of ADDCL and TDSOI.

Unconsolidated variable interest entities—As holder of two notes receivable, we hold a variable interest in Awilco Drilling plc (“Awilco”), a U.K. company listed on the Oslo Stock Exchange.  We determined that Awilco met the definition of a variable interest entity since its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support.  We believe that we are not the primary beneficiary since we do not have the power to direct the activities that most significantly impact the entity’s economic performance.

The notes receivable were originally accepted in exchange for, and are secured by, two drilling units.  The notes receivable have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We evaluate the credit quality and financial condition of Awilco quarterly.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of the notes receivable was $98 million and $105 million, respectively.  At March 31, 2013, our aggregate exposure to loss on the notes receivable was $98 million.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Note 5—Intangible Asset Impairments

Goodwill—During the three months ended March 31, 2012, we completed the measurement of the impairment that resulted from our annual goodwill impairment test for our contract drilling services reporting unit, performed as of October 1, 2011.  In the three months ended March 31, 2012, we recognized an incremental adjustment to our original estimate in the amount of $118 million ($0.33 per diluted share from continuing operations), which had no tax effect.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including cost, income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Definite-lived intangible assets—During the three months ended March 31, 2012, we determined that the customer relationships intangible asset associated with the U.K. operations of our drilling management services reporting unit was impaired due to the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  In the three months ended March 31, 2012, as a result of our valuation, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and we recognized a loss on impairment of $22 million ($17 million, or $0.05 per diluted share from continuing operations, net of tax).

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

In the three months ended March 31, 2013 and 2012, our estimated annual effective tax rates were 19.2 percent and 19.7 percent, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

Deferred taxes—The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	March 31, 2013	December 31, 2012
Valuation allowance for non-current deferred tax assets	$223	$210

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	March 31, 2013	December 31, 2012
Unrecognized tax benefits, excluding interest and penalties	$363	$382
Interest and penalties	180	199
Unrecognized tax benefits, including interest and penalties	$543	$581

In the year ending December 31, 2013, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits or the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, such as those noted below, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2006.  In the three months ended March 31, 2013 and 2012, we recognized current tax benefit of $49 million and $48 million, respectively, associated with the settlement of disputes with tax authorities and from the expiration of statutes of limitations.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

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

U.S. tax investigations—In February 2012, we received an assessment from the U.S. tax authorities related to our 2008 and 2009 U.S. federal income tax returns.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  With respect to transfer pricing issues related to certain charters of drilling rigs in 2008 and 2009, we reached an agreement with the U.S. tax authorities in December 2012, to settle this issue and other issues raised during the audit for $36 million, excluding interest and penalties.  The only remaining issue outstanding for these years relates to an asserted creation of intangible assets resulting from the performance of engineering services between our subsidiaries for which a royalty is asserted.  The initial assessment issued by the tax authorities on this item, if sustained, would result in net adjustments of approximately $363 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on this adjustment could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue this position with respect to subsequent years and were successful in such assertion, our effective tax rate on worldwide earnings with respect to years following 2009 could increase substantially, and could have a material adverse effect on our consolidated results of operations and cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all claims to the contrary.

Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $120 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $72 million, plus interest, related to a 2001 dividend payment, and approximately $8 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have provided a parent company guarantee in the amount of approximately $123 million with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $226 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities are seeking penalties of 60 percent on most but not all matters.  In November 2012, the Norwegian district court in Oslo heard the case regarding the disputed tax assessment of approximately $120 million related to the migration of our subsidiary.  On March 1, 2013, the Norwegian district court in Oslo overturned the tax assessment and ruled in our favor.  The tax authorities have filed an appeal.  We believe that our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously defend ourselves against all claims to the contrary.  In addition, we expect to file or have filed appeals to the two other tax assessments.

In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial commenced in December 2012.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $322 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $100 million, plus a 75 percent penalty in the amount of $75 million and interest through December 31, 2011 in the amount of $156 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

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

Note 7—Discontinued Operations

Summarized results of discontinued operations

The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended March 31,
	2013	2012
Operating revenues	$240	$230
Operating and maintenance expense	(249)	(223)
Depreciation and amortization expense	—	(70)
Loss on impairment of assets in discontinued operations, net	—	(93)
Gain (loss) on disposal of assets in discontinued operations, net	15	(1)
Income (loss) from discontinued operations before income tax expense	6	(157)
Income tax benefit (expense)	(6)	21
Income (loss) from discontinued operations, net of tax	$—	$(136)

Assets and liabilities of discontinued operations

The carrying amounts of the major classes of assets and liabilities associated with our discontinued operations were classified as follows (in millions):

	March 31,	December 31,
	2013	2012
Assets
Rigs and related equipment, net	$59	$104
Materials and supplies	66	71
Other related assets	3	4
Assets held for sale	$128	$179

Liabilities
Deferred revenues	$62	$32
Other liabilities	—	3
Other current liabilities	$62	$35

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Standard Jackup and swamp barge contract drilling operations

Overview—In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we committed to a plan to discontinue operations associated with the Standard Jackup and swamp barge asset groups, components of our contract drilling services operating segment.  At March 31, 2013, the remaining Standard Jackups, which were not sold in the sale transactions with Shelf Drilling, including GSF Rig 127, GSF Rig 134, Trident IV-A and Trident VI, and related equipment, were classified as held for sale with an aggregate carrying amount of $63 million, including $4 million in materials and supplies.  At December 31, 2012, the remaining Standard Jackups, which were not sold in the sale transactions with Shelf Drilling, including D.R. Stewart, GSF Adriatic VIII, GSF Rig 127, GSF Rig 134, Interocean III, Trident IV-A and Trident VI, and related equipment, were classified as held for sale with an aggregate carrying amount of $112 million, including $8 million in materials and supplies.

Impairment—During the three months ended March 31, 2012, we recognized a loss of $17 million ($0.05 per diluted share), which had no tax effect, associated with the impairment of GSF Rig 136, which was classified as an asset held for sale at the time of impairment.  We measured the impairment of the drilling unit and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding sale and purchase agreement for the drilling unit and related equipment.

Sale transactions with Shelf Drilling—In November 2012, we completed the sale of 38 drilling units to Shelf Drilling.  For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the Standard Jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we have agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling has agreed to reimburse us for our direct costs and expenses incurred while operating the Standard Jackups on behalf of Shelf Drilling with certain exceptions.  Amounts due to Shelf Drilling under the operating agreements and transition services agreement may be contractually offset against amounts due from Shelf Drilling.  The costs to us for providing such operating and transition services, including allocated indirect costs, may exceed the amounts we receive from Shelf Drilling for providing such services.

Under the operating agreements, we agreed to continue to operate these Standard Jackups on behalf of Shelf Drilling for periods ranging from nine months to 27 months or until expiration or novation of the underlying drilling contracts by Shelf Drilling.  As of March 31, 2013, we operated 24 Standard Jackups under operating agreements with Shelf Drilling.  Until the expiration or novation of such drilling contracts, we retain possession of the materials and supplies associated with the Standard Jackups that we operate under the operating agreement.  At March 31, 2013 and December 31, 2012, the materials and supplies associated with the drilling units that we operated under operating agreements with Shelf Drilling had an aggregate carrying amount of $62 million and $63 million, respectively.  Under a transition services agreement, we agreed to provide certain transition services for a period of up to 18 months following the completion of the sale transactions.

For a period of up to three years following the closing of the sale transactions, we have agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.  At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At March 31, 2013 and December 31, 2012, we had $104 million and $113 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 13—Commitments and Contingencies.

Other dispositions—During the three months ended March 31, 2013, we completed the sale of the Standard Jackups D.R. Stewart, Interocean III and GSF Adriatic VIII along with related equipment.  In the three months ended March 31, 2013, in connection with the disposal of these assets, we received aggregate net cash proceeds of $63 million, and we recognized an aggregate net gain of $15 million ($0.04 per diluted share), which had no tax effect.

During the three months ended March 31, 2012, we completed the sale of the Standard Jackup GSF Rig 136 along with related equipment, and in the three months ended March 31, 2012, we received net cash proceeds of $34 million.  In the three months ended March 31, 2012, we recognized an aggregate loss on the disposal of unrelated assets in the amount of $1 million.

U.S. Gulf of Mexico drilling management services
Overview—In March 2012, we announced our intent to discontinue drilling management operations in the shallow waters of the U.S. Gulf of Mexico, a component of our drilling management services operating segment, upon completion of our then existing contracts.  We elected to exit this market based on the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the more difficult regulatory environment for obtaining drilling permits.  In December 2012, we completed the final drilling management project and discontinued offering our drilling management services in this region.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Impairments—During the three months ended March 31, 2012, we determined that the customer relationships intangible asset associated with the U.S. operations of our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and in the three months ended March 31, 2012, we recognized a loss on impairment of $31 million ($20 million or $0.06 per diluted share, net of tax).

During the three months ended March 31, 2012, we determined that the trade name intangible asset associated with our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for drilling management services.  We estimated the fair value of the trade name intangible asset using the relief from royalty method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for drilling management services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the trade name intangible asset exceeded its fair value, and in the three months ended March 31, 2012, we recognized a loss on impairment of $39 million ($25 million or $0.07 per diluted share, net of tax).

Oil and gas properties

Overview—In March 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, formerly a component of our other operations segment, which comprised the exploration, development and production activities performed by Challenger Minerals Inc., Challenger Minerals (North Sea) Limited and Challenger Minerals (Ghana) Limited, our wholly owned oil and gas subsidiaries.  During the year ended December 31, 2012, we completed the sale of these assets.

Impairment—In the three months ended March 31, 2012, we recognized a loss of $6 million ($4 million or $0.01 per diluted share, net of tax) associated with the impairment of our oil and gas properties, which were classified as assets held for sale, since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.  We estimated fair value based on significant other observable inputs, representative of a Level 2 fair value measurement, including a binding sale and purchase agreement for the properties.

Note 8—Earnings Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Income from continuing operations attributable to controlling interest	$321	$321	$146	$146
Undistributed earnings allocable to participating securities	(3)	(3)	(1)	(1)
Income from continuing operations available to shareholders	$318	$318	$145	$145

Denominator for earnings per share
Weighted-average shares outstanding	360	360	350	350
Effect of stock options and other share-based awards	—	—	—	—
Weighted-average shares for per share calculation	360	360	350	350

Per share earnings from continuing operations	$0.88	$0.88	$0.42	$0.42

In the three months ended March 31, 2013 and 2012, we excluded 1.7 million and 1.8 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.

The 1.50% Series C Convertible Senior Notes did not have an effect on the calculation for the periods presented.  See Note 10—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Note 9—Drilling Fleet

Construction work in progress—Capital expenditures and other capital additions, including capitalized interest, for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three months ended March 31,
	2013	2012
Construction work in progress, at beginning of period	$1,972	$1,360

Newbuild construction program
Ultra-Deepwater Floater TBN1 (a)	79	—
Ultra-Deepwater Floater TBN2 (a)	26	—
Ultra-Deepwater Floater TBN3 (a)	2	—
Ultra-Deepwater Floater TBN4 (a)	2	—
Transocean Ao Thai (b)	5	2
Deepwater Asgard (c)	8	16
Deepwater Invictus (c)	8	10
Transocean Siam Driller (d) (e)	74	21
Transocean Andaman (b)	71	21
Transocean Honor (e) (f)	—	25
Other construction projects and capital additions	213	143
Total capital expenditures	488	238
Changes in accrued capital expenditures	(32)	(26)

Property and equipment placed into service
Transocean Siam Driller (d)	(236)	—
Other property and equipment	(248)	(46)
Construction work in progress, at end of period	$1,944	$1,526
___________________________________________________
(a)
Our four newbuild Ultra-Deepwater drillships, under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2016 and the first quarter of 2017.

(b)
Transocean Andaman and Transocean Ao Thai, two Keppel FELS Super B class design High-Specification Jackups under construction at Keppel FELS’ yard in Singapore, are expected to commence operations in the second quarter of 2013 and the fourth quarter of 2013, respectively.

(c)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2014 and second quarter of 2014, respectively.

(d)	Transocean Siam Driller, a Keppel FELS Super B class design High-Specification Jackup commenced operations in March 2013.

(e)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project has been completed as of March 31, 2013.

(f)
Transocean Honor, a PPL Pacific Class 400 design High-Specification Jackup, owned through our 70 percent interest in TDSOI, commenced operations in May 2012.  The costs presented above represent 100 percent of TDSOI’s expenditures in the construction of Transocean Honor.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Note 10—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	March 31, 2013			December 31, 2012
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
5% Notes due February 2013	$—	$—	$—	$250	$—	$250
5.25% Senior Notes due March 2013 (a)	—	—	—	502	—	502
TPDI Credit Facilities due March 2015	385	—	385	403	—	403
4.95% Senior Notes due November 2015 (a)	1,118	—	1,118	1,118	—	1,118
Callable Bonds due February 2016	—	—	—	282	—	282
5.05% Senior Notes due December 2016 (a)	999	—	999	999	—	999
2.5% Senior Notes due October 2017 (a)	748	—	748	748	—	748
ADDCL Credit Facilities due December 2017	—	191	191	—	191	191
Eksportfinans Loans due January 2018	686	—	686	797	—	797
6.00% Senior Notes due March 2018 (a)	998	—	998	998	—	998
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
6.50% Senior Notes due November 2020 (a)	899	—	899	899	—	899
6.375% Senior Notes due December 2021 (a)	1,199	—	1,199	1,199	—	1,199
3.8% Senior Notes due October 2022 (a)	745	—	745	745	—	745
7.45% Notes due April 2027 (a)	97	—	97	97	—	97
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7% Notes due June 2028	311	—	311	311	—	311
Capital lease contract due August 2029	654	—	654	657	—	657
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.50% Series C Convertible Senior Notes due December 2037 (a)	—	—	—	62	—	62
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
7.35% Senior Notes due December 2041 (a)	300	—	300	300	—	300
Total debt	11,040	191	11,231	12,268	191	12,459
Less debt due within one year
5% Notes due February 2013	—	—	—	250	—	250
5.25% Senior Notes due March 2013 (a)	—	—	—	502	—	502
TPDI Credit Facilities due March 2015	70	—	70	70	—	70
Callable Bonds due February 2016	—	—	—	282	—	282
ADDCL Credit Facilities due December 2017	—	28	28	—	28	28
Eksportfinans Loans due January 2018	145	—	145	153	—	153
Capital lease contract due August 2029	21	—	21	20	—	20
1.50% Series C Convertible Senior Notes due December 2037 (a)	—	—	—	62	—	62
Total debt due within one year	236	28	264	1,339	28	1,367
Total long-term debt	$10,804	$163	$10,967	$10,929	$163	$11,092
_____________________________________________________________

(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of certain notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the Five-Year Revolving Credit Facility and the Three-Year Secured Revolving Credit Facility.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.  See Note 17—Condensed Consolidating Financial Information.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

    Scheduled maturities—At March 31, 2013, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending March 31,
2014	$236	$28	$264
2015	482	30	512
2016	1,269	61	1,330
2017	1,171	35	1,206
2018	1,887	37	1,924
Thereafter	5,988	—	5,988
Total debt, excluding unamortized discounts, premiums and fair value adjustments	11,033	191	11,224
Total unamortized discounts, premiums and fair value adjustments, net	7	—	7
Total debt	$11,040	$191	$11,231

Five-Year Revolving Credit Facility—We have a $2.0 billion five-year revolving credit facility, established under a bank credit agreement dated November 1, 2011, as amended, that is scheduled to expire on November 1, 2016 (the “Five-Year Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.325 percent, based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), and was 0.275 percent at March 31, 2013.  At March 31, 2013, we had $24 million in letters of credit issued and outstanding, we had no borrowings outstanding, and we had $2.0 billion of available borrowing capacity under the Five-Year Revolving Credit Facility.

Three-Year Secured Revolving Credit Facility—We have a $900 million three-year secured revolving credit facility, established under a bank credit agreement dated October 25, 2012, that is scheduled to expire on October 25, 2015 (the “Three-Year Secured Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.50 percent depending on our Debt Rating, and was 0.375 percent at March 31, 2013.  At March 31, 2013, we had no borrowings outstanding, and we had $900 million of available borrowing capacity under the Three-Year Secured Revolving Credit Facility.

Borrowings under the Three-Year Secured Revolving Credit Facility are secured by the Ultra-Deepwater Floaters Deepwater Champion, Discoverer Americas and Discoverer Inspiration.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of Deepwater Champion, Discoverer Americas and Discoverer Inspiration was $2.3 billion.

5% Notes—On February 15, 2013, we repaid the outstanding $250 million aggregate principal amount of the 5% Notes due February 2013 as of the stated maturity date.

5.25% Senior Notes—On March 15, 2013, we repaid the outstanding $500 million aggregate principal amount of the 5.25% Senior Notes due March 2013 as of the stated maturity date.

TPDI Credit Facilities—We have a $1.265 billion secured credit facility, comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, established under a bank credit agreement dated October 28, 2008, that is scheduled to expire in March 2015 (the “TPDI Credit Facilities”).  One of our subsidiaries participates in the senior and junior term loans with an aggregate commitment of $595 million.  At March 31, 2013, $770 million was outstanding under the TPDI Credit Facilities, of which $385 million was due to one of our subsidiaries and was eliminated in consolidation.  On March 31, 2013, the weighted-average interest rate was 1.9 percent.  See Note 11—Derivatives and Hedging.

Borrowings under the TPDI Credit Facilities are secured by the Ultra-Deepwater Floaters Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2 was $1.3 billion and $1.4 billion, respectively.

Under the TPDI Credit Facilities, we are required to satisfy certain liquidity requirements, including a requirement to maintain certain cash balances in restricted accounts for the payment of scheduled installments.  At March 31, 2013 and December 31, 2012, we had restricted cash investments of $23 million.  At March 31, 2013 and December 31, 2012, we had an outstanding letter of credit in the amount of $60 million to satisfy additional liquidity requirements under the TPDI Credit Facilities.

Callable Bonds—Aker Drilling was the obligor for the FRN Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “FRN Callable Bonds”) and the 11% Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “11% Callable Bonds,” and together with the FRN Callable Bonds, the “Callable Bonds”), which were publicly traded on the Oslo Stock Exchange.  On March 6, 2013, we redeemed the FRN Callable Bonds and the 11% Callable Bonds with aggregate outstanding principal amounts of NOK 940 million and NOK 560 million, equivalent to $164 million and $98 million, respectively, using an exchange rate of NOK 5.73 to

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

$1.00.  In connection with the redemption, we made an aggregate cash payment of NOK 1,567 million, equivalent to $273 million, and recognized a loss on the retirement of debt in the amount of $1 million.  See Note 11—Derivatives and Hedging.

ADDCL Credit Facilities—ADDCL has a senior secured credit facility, comprised of Tranche A for $215 million and Tranche C for $399 million, established under a bank credit agreement dated June 2, 2008 that is scheduled to expire in December 2017 (the “ADDCL Primary Loan Facility”).  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  At March 31, 2013, $163 million was outstanding under Tranche A at a weighted-average interest rate of 1.2 percent.  At March 31, 2013, $399 million was outstanding under Tranche C, which was eliminated in consolidation.

Borrowings under the ADDCL Primary Loan Facility are secured by the Ultra-Deepwater Floater Discoverer Luanda.  At March 31, 2013 and December 31, 2012, the carrying amount of Discoverer Luanda was $762 million and $786 million, respectively.

ADDCL also has a $90 million secondary credit facility, established under a bank credit agreement dated June 2, 2008 that is scheduled to expire in December 2015 (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”).  One of our subsidiaries provides 65 percent of the total commitment under the ADDCL Secondary Loan Facility.  At March 31, 2013, $80 million was outstanding under the ADDCL Secondary Loan Facility, of which $52 million was due to one of our subsidiaries and has been eliminated in consolidation.  On March 31, 2013, the weighted-average interest rate was 3.4 percent.

ADDCL is required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the ADDCL Credit Facilities.  At March 31, 2013 and December 31, 2012, ADDCL had restricted cash investments of $31 million and $19 million, respectively.

Eksportfinans Loans—The Eksportfinans Loans require cash collateral to remain on deposit at a financial institution through expiration (the “Aker Restricted Cash Investments”).  At March 31, 2013 and December 31, 2012, the aggregate principal amount of the Aker Restricted Cash Investments was $690 million and $801 million, respectively.

1.50% Series C Convertible Senior Notes—In the three months ended March 31, 2013 and 2012, interest expense for our 1.50% Series C Convertible Senior Notes, excluding amortization of debt issue costs, was less than $1 million and $21 million, respectively.  At December 31, 2012, the aggregate carrying amount of the 1.50% Series C Convertible Senior Notes included a liability component and an equity component of $62 million and $10 million, respectively.  On February 7, 2013, we redeemed the remaining $62 million aggregate principal amount of the Series C Convertible Senior Notes for an aggregate cash payment of $62 million.

Note 11—Derivatives and Hedging

Derivatives designated as hedging instruments—We have interest rate swaps, which have been designated and qualify as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable-rate borrowings under the TPDI Credit Facilities through December 31, 2014.  The aggregate notional amount corresponds with the aggregate outstanding amount of the borrowings under the TPDI Credit Facilities.

We previously had interest rate swaps, which were designated and qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013.  The interest rate swaps had aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  During the three months ended March 31, 2013, these interest rate swaps expired.

Additionally, we had cross-currency interest rate swaps, which were designated and qualified as a cash flow hedge, to reduce the variability of cash interest payments and the final principal payment due at maturity in February 2016 associated with the changes in the U.S. dollar to Norwegian krone exchange rate.  In March 2013, in connection with our redemption of the 11% Callable Bonds, we terminated these cross-currency interest rate swaps and the related security agreement with respect to Transocean Spitsbergen and Transocean Barents.  As a result of the termination, we made a cash payment of $128 million and received a cash payment of NOK 705 million, applied to the redemption of the 11% Callable Bonds.  See Note 10—Debt.

At March 31, 2013, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount	Fixed or variable rate	Weighted average rate
Interest rate swaps, cash flow hedges	$368	fixed	2.4%	$368	variable	0.3%

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

The effect on our condensed consolidated statements of operations resulting from changes in the fair values of derivatives designated as cash flow hedges was as follows (in millions):

		Three months ended March 31,
	Statement of operations classification	2013	2012
Loss associated with effective portion	Interest expense, net of amounts capitalized	$2	$2
Gain associated with ineffective portion	Interest expense, net of amounts capitalized	—	(1)
(Gain) loss associated with effective portion	Other, net	5	(5)

The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	March 31, 2013	December 31, 2012
Interest rate swaps, fair value hedges	Other current assets	$—	$6
Interest rate swaps, cash flow hedges	Other long-term liabilities	11	13
Cross-currency swaps, cash flow hedges	Other current assets	—	1
Cross-currency swaps, cash flow hedges	Other assets	—	1

Derivatives not designated as hedging instruments—In connection with our sale transactions with Shelf Drilling, we received non-cash proceeds in the form of preference shares with a liquidation value of $195 million.  The preference shares contain two embedded derivatives, which are not designated and do not qualify as hedging instruments for accounting purposes, including (a) a ceiling dividend rate indexed to the price of Brent Crude oil and (b) a dividend rate premium triggered in the event of credit default.  See Note 7—Discontinued Operations.

The balance sheet classification and aggregate carrying amount of our derivatives not designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	March 31, 2013	December 31, 2012
Embedded derivatives not designated as hedging instruments	Other long-term liabilities	$2	$2

Note 12—Postemployment Benefit Plans

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

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended March 31, 2013				Three months ended March 31, 2012
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$14	$7	$—	$21	$12	$7	$—	$19
Interest cost	15	6	1	22	14	5	1	20
Expected return on plan assets	(17)	(6)	—	(23)	(15)	(5)	—	(20)
Settlements and curtailments	—	—	—	—	2	—	—	2
Actuarial losses, net	13	1	—	14	10	1	—	11
Prior service cost, net	—	—	—	—	—	—	—	—
Transition obligation, net	—	—	—	—	—	—	—	—
Net periodic benefit costs	$25	$8	$1	$34	$23	$8	$1	$32

Funding contributions	$1	$17	$1	$19	$3	$8	$1	$12

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Note 13—Commitments and Contingencies

Macondo well incident settlement obligations

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

On January 3, 2013, we reached an agreement with the U.S. Department of Justice (“DOJ”) to resolve certain outstanding civil and potential criminal charges against us arising from the Macondo well incident.  As part of this resolution, we agreed to a criminal plea (“Plea Agreement”) and a civil consent decree (“Consent Decree”) by which, among other things, we agreed to pay $1.4 billion in fines, recoveries and civil penalties, excluding interest, in scheduled payments over a five-year period through 2017.  In the three months ended March 31, 2013, we paid $400 million, plus interest, representing the initial installment required under the Consent Decree.

At March 31, 2013, our outstanding settlement obligations under the Consent Decree and the Plea Agreement, excluding interest, were as follows (in millions):

	Consent Decree	Plea Agreement	Settlement obligations
Twelve months ending March 31,
2014	$400	$220	$620
2015	200	60	260
2016	—	60	60
2017	—	60	60
Total settlement obligations	$600	$400	$1,000

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

Consent Decree obligations—Pursuant to the Consent Decree, which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest, according to the following schedule: (a) $400 million, plus interest, on or before April 19, 2013; (b) $400 million, plus interest, on or before February 19, 2014; and (c) $200 million, plus interest, on or before February 19, 2015.  Our civil penalty obligations under the Consent Decree bear interest at 2.15 percent.  As of the date of the court approval, we reclassified the noncurrent portion of these obligations from other current liabilities to other long-term liabilities on our condensed consolidated balance sheets.

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

Under the terms of the Consent Decree, the U.S. has agreed not to sue Transocean Ltd. and certain of our subsidiaries and certain related individuals for civil or administrative penalties for the Macondo well incident under specified provisions of the CWA, the Outer Continental Shelf Lands Act (“OSCLA”), the Endangered Species Act, the Marine Mammal Protection Act, the National Marine

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Sanctuaries Act, the federal Oil and Gas Royalty Management Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Emergency Planning and Community Right to Know Act and the Clean Air Act.  In addition, the Consent Decree resolves our appeal of the incidents of noncompliance under the OSCLA issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) on October 12, 2011 without any admission of liability by us.

The Consent Decree does not resolve the rights of the U.S. with respect to all other matters, including certain liabilities under the Oil Pollution Act of 1990 (“OPA”) for removal costs or natural resources damages.  However, the district court previously held that we are not liable under the OPA for damages caused by subsurface discharge from the Macondo well.  If this ruling is upheld on appeal, our natural resources damage assessment liability would be limited to any such damages arising from the above-surface discharge.

We may request termination of the Consent Decree after we have: (i) completed timely the civil penalty payment requirements of the Consent Decree; (ii) operated under a fully approved Performance Plan required under the Consent Decree through February 2017; (iii) complied with the terms of the Performance Plan and certain provisions of the Consent Decree, generally relating to a framework and outline of measures to improve performance, for at least 12 consecutive months; and (iv) complied with the other requirements of the Consent Decree, including payment of any stipulated penalties and compliant reporting.

Plea Agreement obligations—Pursuant to the Plea Agreement, one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act (“CWA”).  The court accepted the guilty plea on February 14, 2013 and imposed the agreed-upon sentence.  Pursuant to the Plea Agreement, the court imposed a criminal fine of $100 million to be paid on or before April 15, 2013, and also entered an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation, as follows: $58 million on or before April 15, 2013, $53 million on or before February 14, 2014, and an additional $39 million on or before February 13, 2015.  Such order also requires us to pay $150 million to the National Academy of Sciences as follows: $2 million on or before May 14, 2013, $7 million on or before February 14, 2014, $21 million on or before February 13, 2015, $60 million on or before February 12, 2016, and a final payment of $60 million on or before February 14, 2017.  As of the date of the court approval, we reclassified the noncurrent portion of these obligations from other current liabilities to other long-term liabilities on our condensed consolidated balance sheets.  Our subsidiary has also agreed to five years of probation.  The DOJ has agreed, subject to the provisions of the Plea Agreement, not to further prosecute us for certain conduct generally regarding matters under investigation by the DOJ’s Deepwater Horizon Task Force.  In addition, we have agreed to continue to cooperate with the Deepwater Horizon Task Force in any ongoing investigation related to or arising from the accident.

EPA Agreement—On February 25, 2013, we and the U.S. Environmental Protection Agency (“EPA”) entered into an administrative agreement (the “EPA Agreement”), which has a five-year term.  The EPA Agreement resolves all matters relating to suspension, debarment and statutory disqualification arising from the matters contemplated by the Plea Agreement.  Subject to our compliance with the terms of the EPA Agreement, the EPA has agreed that it will not suspend, debar or statutorily disqualify us and will lift any existing suspension, debarment or statutory disqualification.

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

Macondo well incident contingencies

Overview—We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which we do not believe a reasonable estimate can be made.  These contingencies could increase the liabilities we ultimately recognize.  During the three months ended March 31, 2013, our estimated loss contingencies decreased by $1.4 billion as a result of our settlement with the DOJ (see “—Macondo well incident settlement obligations”).  At March 31, 2013 and December 31, 2012, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $505 million and $1.9 billion, respectively, recorded in other current liabilities.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

or our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  At March 31, 2013 and December 31, 2012, the insurance recoverable asset related to estimated losses primarily for additional personal injury and fatality claims of our crew and vendors that we believe are probable of recovery from insurance was $85 million and $153 million, respectively, recorded in other assets.

Multidistrict Litigation proceeding—Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  In March 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement agreement provides that (a) to the extent permitted by law, BP will assign to the settlement class certain of BP’s claims, rights and recoveries against us for damages with protections such that the settlement class is barred from collecting any amounts from us unless it is finally determined that we cannot recover such amounts from BP, and (b) the settlement class releases all claims for compensatory damages against us but purports to retain claims for punitive damages against us.

On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC.  In December 2012, in response to the settlements, we filed three motions seeking partial summary judgment on various claims, including punitive damages claims.  If successful, these motions would eliminate or reduce our exposure to punitive damages.  In the first motion, we sought judgment on both compensatory and punitive damages claims, as well as any contribution claims, based on oil discharged below the surface of the water, on the grounds that the MDL Court had ruled in the suit brought by the U.S that we were not a responsible party under OPA for this subsurface discharge (see “—U.S. Department of Justice claims”).  In the second motion, we sought judgment on claims for punitive damages by all members of the settlement classes on the grounds that these plaintiffs cannot pursue punitive damages because they no longer have compensatory damages claims against us.  We further argued that even if these settling class members could seek punitive damages, the MDL Court cannot rely on the value of any settlement payments in making any punitive damages award.  In the third motion, we sought judgment on all claims for contribution that BP purported to assign to the settlement classes as part of the settlement on the grounds that this type of assignment is invalid because, inter alia, BP did not obtain a complete release of claims against us and the contribution claim would result in an impermissible double recovery by class members.  The MDL Court has not ruled on these motions.

The first phase of the trial commenced on February 25, 2013.  Pursuant to the MDL Court’s order, the trial will address fault issues that have not previously been disposed of or resolved by settlement, summary judgment, or stipulation and that may properly be tried by the MDL Court without a jury, including negligence, gross negligence, or other bases of liability of the various defendants with respect to the issues, and limitation of liability issues.  The MDL Court has stated that, after this phase of the trial is concluded, the MDL Court will ask the parties to submit post-trial briefs and proposed findings of fact and conclusions of law.  The MDL Court has ordered post-trial briefs be submitted by June 21, 2013, and that reply briefs be filed by July 12, 2013.

If the MDL Court finds in this phase of the trial that we were grossly negligent, we will be exposed to at least three litigation risks: (1) the MDL Court could award punitive damages under general maritime law to plaintiffs who own property damaged by oil and to plaintiffs who are commercial fishermen; (2) the MDL Court could find that our gross negligence voids the release BP gave us in the drilling contract for direct claims by BP, which BP has assigned to the plaintiffs in the BP/PSC settlement; and (3) we could be liable for all other oil pollution damages claims, including claims for natural resource damages, if the MDL Court were to go beyond gross negligence and find a “core breach” of the drilling contract, or if the court of appeals were to reverse a prior ruling that BP owes us indemnity for these claims even in the event of gross negligence.  Our three pending motions for partial summary judgment, if successful, could reduce or eliminate our exposure to these claims.

The MDL Court has scheduled a trial date of September 16, 2013 for the second phase of the trial, which will address conduct related to stopping the release of hydrocarbons between April 22, 2010 and approximately September 19, 2010 and seek to determine the amount of oil actually released during the period.  We can provide no assurances as to the outcome of the trial, as to the timing of any upcoming phase of trial, that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.

Notices of alleged non-compliance—The BSEE issued four notices of alleged non-compliance with regulatory requirements to us on October 12, 2011, from which we appealed.  The Consent Decree resolved the appeal of the incidents of noncompliance under the OSCLA issued by the BSEE on October 12, 2011 without any admission of liability by us.  Therefore, pursuant to the Consent Decree, we have dismissed our appeal.  See “—Macondo well incident settlement obligations.”

Litigation—As of March 31, 2013, 388 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

    Wrongful death and personal injury—As of March 31, 2013, we have been named, along with other unaffiliated defendants, in nine complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Per the order of the Multidistrict Litigation Panel (“MDL”), these claims have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP, MI-SWACO, Weatherford International Ltd. and Cameron International Corporation (“Cameron”) and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of March 31, 2013, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 161 pending individual complaints as well as 190 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  These actions have been transferred to the MDL.  See “—Contractual indemnity.”

Cross-claims, counter-claims, and third party claims—In April 2011, several defendants in the MDL litigation filed cross-claims or third-party claims against us and certain of our subsidiaries, and other defendants.  BP filed a claim seeking contribution under the OPA and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owned a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron, the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  As part of the BP/PSC Settlement, one or more of these claims against us and certain of our subsidiaries have been assigned to the PSC settlement class.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim against us seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims against us for indemnity and contribution.

In April 2011, we filed cross-claims and counter-claims against BP, Halliburton, Anadarko, MOEX, certain of these parties’ affiliates, the U.S. and certain other third parties.  We seek indemnity, contribution, including contribution under OPA, and subrogation under OPA, and we have asserted claims for breach of warranty of workmanlike performance, strict liability for manufacturing and design defect, breach of express contract, and damages for the difference between the fair market value of Deepwater Horizon and the amount received from insurance proceeds.  The Consent Decree limits our ability to seek indemnification or reimbursement with respect to certain of these matters against the owners of the Macondo well.  We are not pursuing arbitration on the key contractual issues with BP; instead, we are relying on the court to resolve the disputes.  With regard to the U.S., we are not currently seeking recovery of monetary damages, but rather a declaration regarding relative fault and contribution via credit, setoff, or recoupment.

Federal securities claims—A federal securities class action is currently pending in the U.S. District Court, Southern District of New York, naming us and former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleges that the joint proxy statement related to our shareholder meeting in connection with our merger with the acquired company violated Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks compensatory and rescissory damages and attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  On October 4, 2012, the court denied our motion to dismiss the action.  On October 5, 2012, we asked the court to stay the action pending a decision by the Second Circuit Court of Appeals in an unrelated action involving other parties on the grounds that the Second Circuit’s decision could be relevant to the disposition of this case.  On October 10, 2012, the court stayed discovery pending a decision on the motion to stay.  On February 19, 2013, the court granted our motion to stay the action pending the decision of the Second Circuit Court of Appeals.  On March 27, 2013, this matter was reassigned to the Southern District of New York.  The parties have been directed to submit a joint summary of the case during the second quarter of 2013.

Other federal statutes—Several of the claimants have made assertions under the statutes, including the CWA, the Endangered Species Act, the Migratory Bird Treaty Act, the CERCLA and the Emergency Planning and Community Right-to-Know Act.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

    Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed by our shareholders naming us as a nominal defendant and certain of our current and former officers and directors as defendants in state district court in Texas.  These cases allege breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking to recover, on behalf of us, damages to the corporation and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Any recovery of the damages or disgorgement by the plaintiffs in these actions would be paid to us.  If the plaintiffs prevail, we could be required to pay plaintiffs’ attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  The two actions have been consolidated before a single judge.  In August 2012, the defendants filed a motion to dismiss the complaint on the ground that if the actions are to proceed they must be maintained in the courts of Switzerland and on the ground that the plaintiffs lack standing to assert the claims alleged.  In December 2012, in response to defendants' motion to dismiss for lack of standing, the plaintiffs dismissed their action without prejudice.  In January 2013, one of the plaintiffs re-filed a complaint that was previously dismissed seeking to recover damages to the corporation and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Defendants filed a motion to dismiss in March 2013.

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

On January 9, 2012, we filed our opposition to the motion and filed a cross-motion for partial summary judgment seeking a ruling that we are not liable for the subsurface discharge of hydrocarbons.  On February 22, 2012, the MDL Court ruled that we are not liable as a responsible party for damages under OPA with respect to the below surface discharges from the Macondo well.  The court also ruled that the below surface discharge was discharged from the well facility, and not from the Deepwater Horizon vessel, within the meaning of the CWA, and that we therefore are not liable for such discharges as an owner of the vessel under the CWA.  However, the court ruled that the issue of whether we could be held liable for such discharge under the CWA as an “operator” of the well facility could not be resolved on summary judgment.  The court did not determine whether we could be liable for removal costs under OPA, or the extent of such removal costs.  On August 27, 2012, Anadarko filed a notice of appeal seeking to appeal to the Fifth Circuit Court of Appeals that portion of the MDL Court’s February 22, 2012 ruling concerning liability under the CWA.  On September 18, 2012, BP and the U.S. also filed notices of appeal seeking to appeal to the Fifth Circuit Court of Appeals the MDL Court’s February 22, 2012 ruling without limiting the notice of appeal to the CWA aspects of the ruling.  We filed a motion to dismiss the appeals, and on February 5, 2013, the Fifth Circuit Court of Appeals denied our motion to dismiss the appeals by Anadarko, BP and the U.S. regarding the February 22, 2012 ruling of the MDL Court.  The Fifth Circuit Court of Appeals set a briefing schedule providing for briefing to be completed by May 2013.  On February 21, 2013, the U.S. moved to voluntarily dismiss its appeal, and the Fifth Circuit Court of Appeals granted that motion.  Because we were designated solely as a cross-appellee in the cross-appeal filed by the U.S., its dismissal of the appeal resulted in the Fifth Circuit Court of Appeals removing us as a cross-appellee.  BP and Anadarko’s opening briefs were due to be filed on April 26, 2013.

In addition to the civil complaint, the DOJ served us with civil investigative demands on December 8, 2010.  These demands were part of an investigation by the DOJ to determine if we made false claims, or false statements in support of claims, in violation of the False Claims Act, in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.  As part of the settlement discussions, we inquired whether the U.S. intends to pursue any actions under the False Claims Act.  In response, the DOJ sent us a letter stating that the Civil Division of the DOJ, based on facts then known, is no longer pursuing any investigation or claims, and did not have any present intention to pursue any investigation or claims, under the False Claims Act against the various Transocean entities for their involvement in the Macondo well incident.

As noted above, the DOJ also conducted a criminal investigation into the Macondo well incident.  On March 7, 2011, the DOJ announced the formation of the Deepwater Horizon Task Force to lead the criminal investigation.  The task force investigated possible violations by us and certain unaffiliated parties of the CWA, the Migratory Bird Treaty Act, the Refuse Act, the Endangered Species Act, and the Seaman’s Manslaughter Act, among other federal statutes, and possible criminal liabilities, including fines under those statutes and under the Alternative Fines Act.  As discussed above, on January 3, 2013, we entered into the Plea Agreement with the DOJ resolving these claims.  See “—Macondo well incident settlement obligations.”

State and other government claims—In June 2010, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a consolidated compliance order and notice of potential penalty to us and certain of our subsidiaries asking us to eliminate and remediate discharges of oil and other pollutants into waters and property located in the State of Louisiana, and to submit a plan and report in

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

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

On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is preempted by maritime law, notwithstanding OPA’s savings provisions.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties.  Certain Louisiana parishes have appealed portions of this ruling.  The appeal was argued to the Fifth Circuit Court of Appeals on March 5, 2013.  The court has not ruled on this appeal.

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

Wreck removal—By letter dated December 6, 2010, the U.S. Coast Guard requested us to formulate and submit a comprehensive oil removal plan to remove any diesel fuel contained in the sponsons and fuel tanks that can be recovered from Deepwater Horizon. We have conducted a survey of the rig wreckage and have confirmed that no diesel fuel remains on the rig.  The U.S. Coast Guard has not requested that we remove the rig wreckage from the sea floor.  In October 2012, a new sheen was reported and preliminarily determined to have originated from the Macondo well.  Sources state that BP was notified of the sheen in early September 2012 and had commenced an investigation to determine the source, whether the oil and mud were from the sea floor, the rig or rig equipment, or other sources.  In February 2013, the U. S. Coast Guard submitted a request seeking analysis and recommendations as to the potential life of the rig’s riser and cofferdam resting on the seafloor and potential remediation or removal options.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our remaining excess liability limits.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

    In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our excess liability insurance program.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  In response, our wholly owned captive insurance subsidiary and our first four excess layer insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligations to BP, Anadarko and MOEX.  We are parties to the declaratory judgment actions, which were transferred to the MDL Court for discovery and other purposes.  On November 15, 2011, the MDL Court ruled that BP’s coverage rights are limited to the scope of our indemnification of BP in the drilling contract.  A final judgment was entered against BP, Anadarko and MOEX, and BP appealed.  On March 1, 2013, the U.S. Court of Appeals for the Fifth Circuit reversed the decision of the MDL Court, and held that BP is an unrestricted additional insured under the policies issued by our wholly owned captive insurance company and the first four excess layer insurers.  We believe that additional insured coverage for BP, Anadarko or MOEX under the $250 million fifth layer of our insurance program is limited to the scope of our indemnification of BP under the drilling contract.  We and the insurers filed petitions for rehearing en banc with the Fifth Circuit.  The court has not yet issued a ruling on the petitions.  While we cannot predict the outcome of the petitions for rehearing of the Fifth Circuit’s decision, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Our first layer and second layer of excess insurers, each representing $150 million of insurance coverage, filed interpleader actions on June 17, 2011 and July 31, 2012, respectively.  The insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In these actions, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties to the interpleader actions have executed protocol agreements to facilitate the reimbursement and funding of settlements of personal injury and fatality claims of our crew and vendors using insurance funds and claims have been submitted to the court for review.  Pending the court’s determination of the parties’ claims, and with the court’s approval, the first layer of excess insurers have made interim reimbursement payments to the parties.

Subsequent to March 31, 2013, in connection with the protocol agreements established as a result of the interpleader actions, the court issued its determinations of the amounts to be paid by the insurers with respect to the settlements submitted by the parties to date.  Pursuant to the interpleader protocol agreements, we expect additional payments to be made from the first excess layer of the insurance in the second quarter of 2013.

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

Although we believe we are entitled to contractual defense and indemnity, the operator has sought to avoid its indemnification obligations.  In April 2011, the operator filed a claim seeking a declaration that it is not liable to us in contribution, indemnification, or otherwise.  On November 1, 2011, we filed a motion for partial summary judgment, seeking enforcement of the indemnity obligations for pollution and civil fines and penalties contained in the drilling contract with the operator.  On January 26, 2012, the court ruled that the drilling contract requires the operator to indemnify us for compensatory damages asserted by third parties against us related to pollution that did not originate on or above the surface of the water, even if the claim is the result of our strict liability, negligence, or gross negligence.  The ruling is not currently subject to appeal, but may be appealed once a final judgment in the case is rendered.  The court also held that the operator does not owe us indemnity to the extent that we are held liable for civil penalties under the CWA or for punitive damages, and we have since agreed with the DOJ that we will not seek indemnity or reimbursement of our Consent Decree payments from the operator or the other non-insured defendants named in the complaint by the U.S.  The court deferred ruling on the operator’s argument that we breached the drilling contract or materially increased the operator’s risk or prejudiced its rights so as to vitiate the operator’s indemnity obligations.  Our motion for partial summary judgment and the court’s ruling did not address the issue of contractual indemnity for criminal fines and penalties.  Our motion did not ask the court to rule on the validity of BP’s agreement to release us from any claims asserted by BP itself.  Some courts have held that such agreements will not be enforced if the defendant is found to be grossly negligent.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

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

The prosecutor has announced that settlement discussions are underway for resolution of the civil proceedings, and the action of the trial court is currently suspended pending the settlement discussion.  There can be no assurance that any settlement will be achieved or the timing or terms of such settlement.  If these settlement efforts are not successful, the lawsuit will continue in the trial court, and there remains a risk that the preliminary injunction could be reinstated, or that at the conclusion of the case Brazilian authorities could permanently enjoin us from further operations in Brazil.  If either or both of these events occur, it could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

On December 21, 2011, a federal police marshal investigating the release filed a report with the federal court in Rio de Janeiro State recommending the indictment of Chevron, us, and 17 individuals, five of whom are our employees.  The report recommended indictment on four counts, three alleging environmental offenses and one alleging false statements by Chevron in connection with its cleanup efforts.  On February 19, 2013, the federal court in Rio de Janeiro rejected the charges and denied the federal police marshal’s recommendation for the criminal indictment of us and five of our employees.  The order dismissing the indictments has subsequently become final.

The drilling services and charter contracts between Chevron and us provide, among other things, for Chevron to indemnify and defend us for claims based on pollution or contamination originating from below the surface of the water, including claims for control or removal or property loss or damage, including but not limited to third-party claims and liabilities, with an excludable amount of $250,000 per occurrence if the claim arises from our negligence.  We have submitted a claim for indemnity and defense to Chevron under these contracts.  Chevron responded that our request was premature, and requested that we confirm our intent to indemnify and defend Chevron regarding alleged violations of safety regulations aboard Sedco 706 that have resulted in the issuance of notices of infractions and any other claims or liabilities that may fall within our legal obligations.  By letter dated September 6, 2012, Chevron agreed to indemnify us for all claims and liabilities resulting in judgments, awards or other monetary assessments of a strictly compensatory nature for alleged damages arising from pollution or contamination that originated below the surface of the water in connection with the incident.  Chevron has also agreed to assume our defense in the criminal and civil lawsuits and reimburse us for certain defense costs associated with the lawsuits.  We have been engaged in subsequent discussions with Chevron regarding the parameters of Chevron’s agreement.  We have yet to receive payment from Chevron.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

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

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  Each individual plaintiff was subsequently required to file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  We have or may have an indirect interest in a total of 22 cases.  The complaints generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  All of these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the court to reside over all the cases, and of the 17 cases in which we are a named defendant, only one has been scheduled for trial and pre-trial discovery, which was scheduled to take place in 2013.  In that case, we recently were able to present a variety of pre-trial defense motions challenging the plaintiff’s evidence and resulting in a negotiated settlement for a nominal sum in the first quarter of 2013.  In 2011, the Special Master issued a ruling that a Jones Act employer defendant, such as us, cannot be sued for punitive damages, and this ruling has now been obtained in three of our 17 cases.  To date, seven of the 769 cases have gone to trial against defendants who allegedly manufactured or distributed drilling mud additives.  None of these cases have involved an individual Jones Act employer, and we have not been a defendant in any of these cases.  Two of the cases resulted in defense verdicts, and one case ended with a hung jury.  Four cases resulted in verdicts for the plaintiff.  Because the jury awarded punitive damages, two of these cases resulted in a substantial verdict in favor of the plaintiff; however, both of these verdicts have since been vacated by the trial court.  The first plaintiff verdict was vacated on the basis that the plaintiff failed to meet its burden of proof.  While the court’s decision is consistent with our general evaluation of the strength of these cases, it is currently being reviewed on appeal.  The second plaintiff verdict was vacated because the presiding judge was removed from hearing any asbestos cases due to a conflict of interest, but when this case ultimately went to trial earlier this year, it resulted in a defense verdict.  The two remaining plaintiff verdicts are under appeal by the defendants.  We intend to defend these lawsuits vigorously, although there can be no assurance as to the ultimate outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2013, the subsidiary was a defendant in approximately 898 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 1,898 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990.  Through March 31, 2013, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the final outcome of these matters, we do not believe that the current value of the claims where we have been identified will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 509 million, equivalent to approximately $252 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 493 million, equivalent to approximately $244 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 31 million, equivalent to approximately $15 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  We have not received a ruling on the appeal.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various tax matters, various regulatory matters, and a number of claims and lawsuits, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Other environmental matters

Hazardous waste disposal sites—We have certain potential liabilities under CERCLA and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below.  CERCLA is intended to expedite the remediation of hazardous substances without regard to fault.  Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site.  Liability is strict and can be joint and several.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

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

Retained risk

Overview—Our hull and machinery and excess liability insurance program consists of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of March 31, 2013, the insured value of our drilling rig fleet was approximately $29.6 billion, excluding our rigs under construction.

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

Hull and machinery coverage—At March 31, 2013, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also had coverage for costs incurred to mitigate damage to a rig up to an amount equal to 25 percent of a rig’s insured value.  Also subject to the same shared deductible, we had additional coverage for wreck removal for up to 25 percent of a rig’s insured value, with any excess generally covered to the extent of our remaining excess liability coverage described below.

Excess liability coverage—At March 31, 2013, we carried $775 million of commercial market excess liability coverage, exclusive of the deductibles and self-insured retention, noted below, which generally covered offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage had (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retained the risk for any liability losses in excess of $825 million.

Other insurance coverage—At March 31, 2013, we also carried $100 million of additional insurance that generally covered expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provided coverage for such expenses in circumstances in which we had legal or contractual liability arising from our gross negligence or willful misconduct.

Letters of credit and surety bonds

At March 31, 2013 and December 31, 2012, we had outstanding letters of credit totaling $595 million and $522 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $104 million and $113 million, respectively, that we agreed to retain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At March 31, 2013 and December 31, 2012, we had outstanding surety bonds totaling $11 million.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Note 14—Redeemable Noncontrolling Interest

Through February 29, 2012, Quantum Pacific Management Limited (“Quantum”) had the unilateral right, pursuant to a put option agreement, to exchange its 50 percent interest in TPDI for our shares or cash, at its election, at an amount based on an appraisal of the fair value of the drillships that are owned by TPDI, subject to certain adjustments.  Accordingly, we presented Quantum’s interest as redeemable noncontrolling interest on our consolidated balance sheets until Quantum exercised its rights under the put option agreement.

On February 29, 2012, Quantum exercised its rights under the put option agreement to exchange its interest in TPDI for our shares or cash, at its election.  As a result of the exercised option, we reclassified the carrying amount of Quantum’s interest to other current liabilities and, based on the redemption value as of that date, we adjusted the balance to its estimated fair value at the time of the exercise with a corresponding adjustment of $106 million to retained earnings within shareholders’ equity.  We estimated the fair value of Quantum’s interest using significant other observable inputs, representative of a Level 2 fair value measurement, including indications of market values of the drilling units owned by TPDI.

Changes in redeemable noncontrolling interest were as follows (in millions):

Three months ended March 31, 2012
Redeemable noncontrolling interest
Balance, beginning of period	$116
Net income attributable to noncontrolling interest	13
Fair value adjustment to redeemable noncontrolling interest	106
Reclassification to accumulated other comprehensive loss	17
Reclassification to other current liabilities	(252)
Balance, end of period	$—

On March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI’s indebtedness, as defined in the put option agreement.  Quantum had the right, prior to closing of this exchange, to change its election to cash, net of Quantum’s share of TPDI’s indebtedness.

As of March 31, 2012, we adjusted the carrying amount of Quantum’s interest to its estimated fair value on that date by increasing the liability and recognizing a corresponding adjustment to other expense in the amount of $11 million ($0.03 per diluted share), which had no tax effect.

Note 15—Shareholders’ Equity

Distribution of qualifying additional paid-in capital—On March 3, 2013, our board of directors recommended that shareholders at the May 2013 annual general meeting approve a U.S. dollar-denominated distribution from additional paid-in capital in the amount of $2.24 per share, for an aggregate amount of approximately $807 million, payable in four installments.  The board’s determination of the timing of these installments is subject to resolution following approval by our shareholders.

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

Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At March 31, 2013 and December 31, 2012, our subsidiary held approximately 10.6 million and 11.5 million shares, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three months ended March 31, 2013				Three months ended March 31, 2012
	Defined benefit pension plans	Derivative instruments	Marketable securities	Total	Defined benefit pension plans	Derivative instruments	Marketable securities	Total
Balance, beginning of period	$(511)	$(10)	$—	$(521)	$(501)	$7	$(2)	$(496)
Reclassification from redeemable noncontrolling interest	—	—	—	—	—	(17)	—	(17)
Other comprehensive income (loss) before reclassifications	(35)	(4)	—	(39)	(28)	1	—	(27)
Reclassifications to net income	13	7	—	20	12	(3)	—	9
Net other comprehensive income (loss)	(22)	3	—	(19)	(16)	(19)	—	(35)
Balance, end of period	$(533)	$(7)	$—	$(540)	$(517)	$(12)	$(2)	$(531)

Significant reclassifications from accumulated other comprehensive income to net income included the following (in millions):

		Three months ended March 31,
	Statement of operations classification	2013	2012
Defined benefit pension plans
Actuarial losses		$14	$11
Settlements and curtailments		—	2
Total amortization, before income taxes	Net periodic benefit costs (a)	14	13
Income tax benefit	Income tax expense	(1)	(1)
Total amortization, net of income taxes		$13	$12
___________________________________________________
(a)
We recognize the amortization of accumulated other comprehensive income components related to defined benefit pension plans in net periodic benefit costs.  In the three months ended March 31, 2013, our net periodic benefit costs included $11 million and $3 million, recorded in operating and maintenance costs and general and administrative costs, respectively.  In the three months ended March 31, 2012, our net periodic benefit costs included $9 million and $4 million, recorded in operating and maintenance costs and general and administrative costs, respectively.  See Note 12—Postemployment Benefit Plans.

Note 16—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$3,689	$3,689	$5,134	$5,134
Notes and other loans receivable	134	134	142	142
Preference shares	196	202	196	196
Restricted cash investments	759	799	857	903
Long-term debt, including current maturities	11,040	12,322	12,268	13,899
Long-term debt of consolidated variable interest entities, including current maturities	191	191	191	191
Derivative instruments, assets	—	—	8	8
Derivative instruments, liabilities	13	13	15	15

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents, which are stated at cost plus accrued interest, approximates fair value because of the short maturities of those instruments.

Notes and other loans receivable—We hold certain notes and other loans receivable, which originated in connection with certain asset dispositions and supplier advances.  The carrying amount represents the amortized cost of our investments, which approximates the estimated fair value.  We measured the estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings of the borrowers.  At March 31, 2013, the aggregate carrying amount of our notes receivable and other loans receivable was $134 million, including $35 million and $99 million recorded in other current assets and other assets, respectively.  At December 31, 2012, the aggregate carrying amount of our notes receivable and other loans receivable was $142 million, including $35 million and $107 million recorded in other current assets and other assets, respectively.

Preference shares—We hold preference shares of one of Shelf Drilling’s parent companies.  The carrying amount of the preference shares represents the historical cost of our investment, as the preference shares do not have a readily determinable fair value.  We measured the estimated fair value of the Shelf Drilling preference shares using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings and financial position of the investee.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of the preference shares, excluding the balance associated with the embedded derivatives, was $196 million recorded in other assets.

Restricted cash investments—The carrying amount of the Aker Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Aker Restricted Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of the Aker Restricted Cash Investments was $686 million and $797 million, respectively.  At March 31, 2013 and December 31, 2012, the estimated fair value of the Aker Restricted Cash Investments was $726 million and $843 million, respectively.

The carrying amount of the restricted cash investments for the TPDI Credit Facilities, the ADDCL Credit Facilities and other obligations approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities, the ADDCL Credit Facilities and other obligations was $73 million and $60 million, respectively.

Debt—We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of our fixed-rate debt was $10.7 billion and $11.7 billion, respectively.  At March 31, 2013 and December 31, 2012, the aggregate estimated fair value of our fixed-rate debt was $11.9 billion and $13.3 billion, respectively.

The carrying amount of our variable-rate debt approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayment.  We measured the estimated fair value of our variable-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of our variable-rate debt was $385 million and $579 million, respectively.

Debt of consolidated variable interest entities—The carrying amount of the variable-rate debt of our consolidated variable interest entities approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayments.  We measured the estimated fair value of the debt of our consolidated variable interest entities using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At March 31, 2013 and December 31, 2012, the aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities was $191 million.

Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value.  We measured the estimated fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest rates and terms of the instruments.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

Note 17—Condensed Consolidating Financial Information

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

The following tables present condensed consolidating financial information for (a) Transocean Ltd. (the “Parent Guarantor”), (b) Transocean Inc. (the “Subsidiary Issuer”), and (c) the other direct and indirect wholly owned and partially owned subsidiaries of the Parent Guarantor, none of which guarantee any indebtedness of the Subsidiary Issuer (the “Other Subsidiaries”).  The tables include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis.  The condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the subsidiaries operated as independent entities (in millions):

	Three months ended March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$2,202	$(5)	$2,197
Cost and expenses	9	6	1,707	(5)	1,717
Loss on disposal of assets, net	—	—	(7)	—	(7)
Operating income (loss)	(9)	(6)	488	—	473

Other income (expense), net
Interest expense, net	(3)	(137)	—	—	(140)
Equity in earnings	333	467	—	(800)	—
Other, net	—	10	(11)	—	(1)
	330	340	(11)	(800)	(141)
Income from continuing operations before income tax expense	321	334	477	(800)	332
Income tax expense	—	—	19	—	19
Income from continuing operations	321	334	458	(800)	313
Gain (loss) from discontinued operations, net of tax	—	(23)	23	—	—

Net Income	321	311	481	(800)	313
Net loss attributable to noncontrolling interest	—	—	(8)	—	(8)
Net income attributable to controlling interest	321	311	489	(800)	321

Other comprehensive income (loss) before income taxes	(6)	(21)	8	—	(19)
Income taxes related to other comprehensive loss	—	—	1	—	1
Other comprehensive income (loss), net of income taxes	(6)	(21)	9	—	(18)

Total comprehensive income	315	290	490	(800)	295
Total comprehensive loss attributable to noncontrolling interest	—	—	(7)	—	(7)
Total comprehensive income attributable to controlling interest	$315	$290	$497	$(800)	$302

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

	Three months ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Operating revenues	$—	$—	$2,115	$(5)	$2,110
Cost and expenses	11	1	1,589	(5)	1,596
Loss on impairment	—	—	(140)	—	(140)
Loss on disposal of assets, net	—	—	(3)	—	(3)
Operating income (loss)	(11)	(1)	383	—	371

Other income (expense), net
Interest expense, net	(3)	(134)	(28)	—	(165)
Equity in earnings	24	170	—	(194)	—
Other, net	—	(9)	(9)	—	(18)
	21	27	(37)	(194)	(183)
Income from continuing operations before income tax expense	10	26	346	(194)	188
Income tax expense	—	—	34	—	34
Income from continuing operations	10	26	312	(194)	154
Loss from discontinued operations, net of tax	—	—	(136)	—	(136)

Net income	10	26	176	(194)	18
Net income attributable to noncontrolling interest	—	—	8	—	8
Net income attributable to controlling interest	10	26	168	(194)	10

Other comprehensive loss before income taxes	(5)	(7)	(3)	—	(15)
Income taxes related to other comprehensive loss	—	—	(3)	—	(3)
Other comprehensive loss, net of income taxes	(5)	(7)	(6)	—	(18)

Total comprehensive income	5	19	170	(194)	—
Total comprehensive income attributable to noncontrolling interest	—	—	8	—	8
Total comprehensive income (loss) attributable to controlling interest	$5	$19	$162	$(194)	$(8)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

	March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Assets
Cash and cash equivalents	$14	$1,968	$1,707	$—	$3,689
Other current assets	6	2,125	3,550	(2,237)	3,444
Total current assets	20	4,093	5,257	(2,237)	7,133

Property and equipment, net	—	—	21,032	—	21,032
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	16,676	28,401	—	(45,077)	—
Other assets	—	1,805	18,413	(18,695)	1,523
Total assets	16,696	34,299	47,689	(66,009)	32,675

Liabilities and equity
Debt due within one year	—	—	264	—	264
Other current liabilities	13	545	4,791	(2,237)	3,112
Total current liabilities	13	545	5,055	(2,237)	3,376

Long-term debt	594	17,590	11,478	(18,695)	10,967
Other long-term liabilities	40	496	1,769	—	2,305
Total long-term liabilities	634	18,086	13,247	(18,695)	13,272

Commitments and contingencies

Total equity	16,049	15,668	29,387	(45,077)	16,027
Total liabilities and equity	$16,696	$34,299	$47,689	$(66,009)	$32,675

	December 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Assets
Cash and cash equivalents	$24	$3,155	$1,955	$—	$5,134
Other current assets	7	1,901	3,852	(2,247)	3,513
Total current assets	31	5,056	5,807	(2,247)	8,647

Property and equipment, net	—	—	20,880	—	20,880
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	16,354	27,933	—	(44,287)	—
Other assets	—	1,804	18,244	(18,307)	1,741
Total assets	16,385	34,793	47,918	(64,841)	34,255

Liabilities and equity
Debt due within one year	—	564	803	—	1,367
Other current liabilities	13	632	5,698	(2,247)	4,096
Total current liabilities	13	1,196	6,501	(2,247)	5,463

Long-term debt	594	17,772	11,033	(18,307)	11,092
Other long-term liabilities	33	454	1,483	—	1,970
Total long-term liabilities	627	18,226	12,516	(18,307)	13,062

Commitments and contingencies

Total equity	15,745	15,371	28,901	(44,287)	15,730
Total liabilities and equity	$16,385	$34,793	$47,918	$(64,841)	$34,255

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
 (Unaudited)

	Three months ended March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(10)	$(229)	$345	$—	$106

Cash flows from investing activities
Capital expenditures	—	—	(488)	—	(488)
Proceeds from disposal of assets, net	—	—	1	—	1
Proceeds from disposal of discontinued operations, net	—	—	63	—	63
Investing activities with affiliates, net	—	(210)	(63)	273	—
Other, net	—	—	9	—	9
Net cash used in investing activities	—	(210)	(478)	273	(415)

Cash flows from financing activities
Repayments of debt	—	(562)	(628)	—	(1,190)
Proceeds from restricted cash investments	—	—	128	—	128
Deposits to restricted cash investments	—	—	(59)	—	(59)
Financing activities with affiliates, net	—	(173)	446	(273)	—
Other, net	—	(13)	(2)	—	(15)
Net cash used in financing activities	—	(748)	(115)	(273)	(1,136)

Net decrease in cash and cash equivalents	(10)	(1,187)	(248)	—	(1,445)
Cash and cash equivalents at beginning of period	24	3,155	1,955	—	5,134
Cash and cash equivalents at end of period	$14	$1,968	$1,707	$—	$3,689

	Three months ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(15)	$(114)	$669	$—	$540

Cash flows from investing activities
Capital expenditures	—	—	(238)	—	(238)
Capital expenditures for discontinued operations	—	—	(22)	—	(22)
Proceeds from disposal of assets, net	—	—	7	—	7
Proceeds from disposal of assets in discontinued operations, net	—	—	34	—	34
Investing activities with affiliates, net	—	(283)	183	100	—
Other, net	—	10	2	—	12
Net cash used in investing activities	—	(273)	(34)	100	(207)

Cash flows from financing activities
Repayments of debt	—	(29)	(118)	—	(147)
Proceeds from restricted cash investments	—	—	108	—	108
Deposits to restricted cash investments	—	—	(42)	—	(42)
Distribution of qualifying additional paid-in capital	(278)	—	—	—	(278)
Financing activities with affiliates, net	295	(183)	(12)	(100)	—
Other, net	—	(9)	—	—	(9)
Net cash provided by (used in) financing activities	17	(221)	(64)	(100)	(368)

Net increase (decrease) in cash and cash equivalents	2	(608)	571	—	(35)
Cash and cash equivalents at beginning of period	3	2,793	1,221	—	4,017
Cash and cash equivalents at end of period	$5	$2,185	$1,792	$—	$3,982

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

▪	the impact of the Macondo well incident, claims, settlement and related matters,

▪	the impact of the Brazil Frade field incident and related matters,

▪	our results of operations and cash flow from operations, including revenues and expenses,

▪	the timing and duration of onshore restructuring plans and the impact of related costs and expenses

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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,

▪	effects of accounting changes and adoption of accounting policies, and

▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2012,

▪	the adequacy of and access to sources of liquidity,

▪	our inability to obtain contracts for our rigs that do not have contracts,

▪	our inability to renew contracts at comparable dayrates,

▪	operational performance,

▪	the impact of regulatory changes,

▪	the cancellation of contracts currently included in our reported contract backlog,

▪	shipyard, construction and other delays,

▪	increased political and civil unrest,

▪	the results of the upcoming annual general meeting of our shareholders,

▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, and

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 30, 2013, we owned or had partial ownership interests in and operated 83 mobile offshore drilling units associated with our continuing operations.  As of April 30, 2013, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 25 Midwater Floaters, and 10 High-Specification Jackups.  At April 30, 2013, we also had six Ultra-Deepwater drillships and two High-Specification Jackups under construction or under contract to be constructed.

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

In November 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we completed the sale of 38 drilling units to Shelf Drilling Holdings, Ltd. (together with its affiliates, “Shelf Drilling”).  See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

Our drilling management services segment provides oil and gas drilling management services on either a dayrate basis or a completed-project, fixed-price or turnkey basis, as well as drilling engineering and drilling project management services.  We provide drilling management services outside of the U.S. through Applied Drilling Technology Inc., our wholly owned subsidiary, and ADT International, a division of one of our United Kingdom (“U.K.”) subsidiaries (together, “ADTI”).

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

Fleet expansion—In March 2013, we completed construction of the High-Specification Jackup Transocean Siam Driller, which has commenced operations under its contract.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Discontinued operations—During the three months ended March 31, 2013, we completed the sales of D.R. Stewart, GSF Adriatic VIII and Interocean III along with related equipment.  In connection with the sales of these assets, we received aggregate cash proceeds of $63 million and we recognized an aggregate net gain of $15 million.  See “—Operating Results—Discontinued operations.”

Debt repayment—On February 7, 2013, we redeemed the remaining $62 million aggregate principal amount of the Series C Convertible Senior Notes for an aggregate cash payment of $62 million.

On March 6, 2013, we redeemed the FRN Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “FRN Callable Bonds”) and the 11% Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “11% Callable Bonds,” and together with the FRN Callable Bonds, the “Callable Bonds”), with the aggregate outstanding principal amounts of NOK 940 million and NOK 560 million, equivalent to $164 million and $98 million, respectively, using an exchange rate of NOK 5.73 to $1.00.  In connection with the redemption, we made an aggregate cash payment of NOK 1,567 million, equivalent to $273 million, and recognized a loss on the retirement of debt in the amount of $1 million.

During the three months ended March 31, 2013, we repaid the outstanding $250 million and $500 million aggregate principal amount of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013, respectively, as of the stated maturity dates.

See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Distribution of qualifying additional paid-in capital—On March 3, 2013, our board of directors recommended that shareholders at the May 2013 annual general meeting approve a U.S. dollar-denominated distribution from additional paid-in capital in the amount of $2.24 per share, for an aggregate amount of approximately $807 million, payable in four installments.  A group led by Carl C. Icahn, our largest shareholder, has submitted a proposal for consideration at the annual general meeting to approve a dividend in the amount of $4.00 per share, for an aggregate amount of approximately $1.4 billion, payable in four installments.  The board’s determination of the timing of these installments is subject to resolution following approval by our shareholders.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

    Drilling market—We expect the commodity pricing underlying the exploration and production programs of our customers to continue to support contracting opportunities for all asset classes within our drilling fleet in the year ending December 31, 2013.  As of April 18, 2013, the contract backlog for our continuing operations was $28.5 billion compared to $28.8 billion as of February 14, 2013.

Following the Macondo well incident, the U.S. government implemented enhanced regulations related to offshore drilling in the U.S. Gulf of Mexico, which require operators to submit applications for new drilling permits that demonstrate compliance with such enhanced regulations.  The enhanced regulations require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  The voluntary application by some of our customers of such third-party inspections and certifications of well control equipment operating outside the U.S. Gulf of Mexico has caused and may continue to cause us to experience additional out of service time and incur additional maintenance costs.  We have entered into a consent decree with the DOJ that also requires of us to undertake certain inspections and certifications beyond current legal standards.  Although the enhanced regulations and additional maintenance requirements have affected our revenues, costs and out of service time, we are unable to predict, with certainty, the magnitude with which these matters will continue to impact our operations.

Fleet status—As of April 18, 2013, uncommitted fleet rates for the remainder of 2013, 2014, 2015, 2016 and 2017 were as follows:

	2013	2014	2015	2016	2017
Uncommitted fleet rate (a)
High-Specification Floaters	15%	41%	64%	75%	84%
Midwater Floaters	35%	44%	71%	95%	100%
High-Specification Jackups	14%	33%	55%	77%	85%
___________________________________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of available rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

As of April 18, 2013, we had six existing contracts associated with our continuing operations that had fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we are uncertain whether these options will be exercised by our customers in 2013.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—During the first quarter of 2013, eight contracts for Ultra-Deepwater Floaters were entered into worldwide, including one for the Ultra-Deepwater Floater Deepwater Asgard, which is expected to commence operations offshore Indonesia in the first quarter of 2014.  Our Ultra-Deepwater Floater fleet has five units with availability in 2013.  We expect continued customer demand to support high rig utilization rates for the Ultra-Deepwater Fleet and provide opportunities to absorb the near-term supply through 2013.  The Deepwater Floater fleet rig utilization rate for the industry dropped slightly during the first quarter of 2013 with some available units in the global fleet coming off contract without immediate follow on work.  However, the pace of tendering and the average term available in the market remain stable relative to the previous quarter, and we are in active discussions with our customers on a few of the units available in 2013.  As of April 18, 2013, we had 35 of our 48 High-Specification Floaters contracted through the end of 2013.  Although we believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet, we expect to see a flattening of dayrates and more competition for term opportunities in the short term.

Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 25 semisubmersible rigs, has continued to increase in the U.K. and Norway with multiple customers interested in available rigs.  We entered into four contracts for our Midwater Floater fleet in the first quarter of 2013.  Based on the customer demand, we continue to believe that we could have new opportunities to extend the contracts on our active fleet available in 2013 and 2014 and return one idle Midwater Floater to work in the U.K.  The tendering pace and expected demand outside of the U.K. and Norway has slowed, notably in Brazil, which could have an impact on global utilization and dayrates for this asset class in 2013.

High-Specification Jackups—Our High-Specification Jackup fleet continues to benefit from the interest of our customers, evidenced by one drilling contract signed in the first quarter of 2013.  We believe that the currently high rig utilization rates will continue to prevail and increased tendering and contracting activity to continue through 2013 and into 2014.  As of April 18, 2013, two of our existing 10 High-Specification Jackups had availability in 2013.

Operating results—We expect our total revenues for the year ending December 31, 2013 to be higher than our total revenues for the year ended December 31, 2012, primarily due to increased dayrates, fewer expected out of service and idle days and increased drilling activity associated with the commencement of operations of our newbuild unit delivered in 2012, the newbuild unit delivered in the first quarter of 2013 and those newbuild units to be delivered later in 2013.  We are unable to predict, with certainty, the full impact that the enhanced regulations and other matters, described under “—Drilling market”, will have on our operations for the year ending December 31, 2013 and beyond.

After adjusting for loss contingencies recognized in the year ended December 31, 2012, we expect our total operating and maintenance expenses for the year ending December 31, 2013 to be higher than our total operating and maintenance expenses for the year ended December 31, 2012, primarily due to higher costs and expenses associated with onshore restructuring costs and expenses, normal inflationary trends for personnel, maintenance and other operating costs and increased drilling activity associated with the commencement of operations of our newbuild unit delivered in 2012, the newbuild unit delivered in the first quarter of 2013 and those newbuild units to be delivered later in 2013, and increased shipyard costs.  Our projected operating and maintenance expenses for the year ending December 31, 2013 are subject to change and could be affected by actual activity levels, rig reactivations, timing and duration of restructuring plans, the enhanced regulations and other matters described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation above expectations, as well as other factors.

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  See “—Contingencies—Macondo well incident.”

In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience declines in actual or anticipated dayrates or other impairment indicators, especially with respect to our High-Specification Jackup fleet, we may be required to recognize losses in future periods as a result of an impairment of the carrying amount of one or more of our asset groups.  At March 31, 2013, the carrying amount of our property and equipment was $21.0 billion, representing 64 percent of our total assets.  See “—Critical Accounting Policies and Estimates.”

Performance and Other Key Indicators

Contract backlog—The contract backlog for our contract drilling services segment was as follows:

	April 18, 2013	February 14, 2013	October 17, 2012
Contract backlog (a)	(in millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$19,201	$19,144	$20,238
Deepwater Floaters	1,970	2,127	2,339
Harsh Environment Floaters	1,968	1,942	2,189
Total High-Specification Floaters	23,139	23,213	24,766
Midwater Floaters	3,895	4,145	3,403
High-Specification Jackups	1,445	1,486	1,493
Total	$28,479	$28,844	$29,662
___________________________________________________
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

Average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$457,800	$514,300	$478,100
Deepwater Floaters	327,600	337,100	302,500
Harsh Environment Floaters	454,400	476,400	465,700
Total High-Specification Floaters	429,900	469,300	437,500
Midwater Floaters	291,800	280,300	255,100
High-Specification Jackups	163,000	162,400	112,100
Total fleet average daily revenue	361,200	382,000	358,100
___________________________________________________
(a)
Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.

Our average daily revenue fluctuates relative to market conditions and revenue efficiency.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as Midwater Floaters and High-Specification Jackups are typically contracted at lower dayrates compared to High-Specification Floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale.

Revenue efficiency—The revenue efficiency rates for our contract drilling services segment were as follows:

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Revenue efficiency (a)
High-Specification Floaters
Ultra-Deepwater Floaters	84%	96%	89%
Deepwater Floaters	86%	91%	83%
Harsh Environment Floaters	98%	97%	98%
Total High-Specification Floaters	86%	95%	89%
Midwater Floaters	92%	94%	91%
High-Specification Jackups	96%	95%	92%
Total fleet average revenue efficiency	88%	95%	90%
___________________________________________________
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

Rig utilization—The rig utilization rates for our contract drilling services segment were as follows:

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Rig utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	94%	94%	93%
Deepwater Floaters	62%	64%	55%
Harsh Environment Floaters	99%	72%	86%
Total High-Specification Floaters	86%	82%	80%
Midwater Floaters	65%	72%	60%
High-Specification Jackups	92%	81%	83%
Total fleet average utilization	80%	79%	74%
___________________________________________________
(a)	Rig utilization is defined as the total number of operating days divided by the total number of available rig calendar days in the measurement period, expressed as a percentage.

Our rig utilization declines as a result of idle and stacked rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale.

Operating Results

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Following is an analysis of our operating results.  See “—Performance and Other Key Indicators—Average daily revenue” for a definition of operating days and average daily revenue.  See “—Performance and Other Key Indicators—Revenue efficiency” for a definition of revenue efficiency.  See “—Performance and Other Key Indicators—Rig utilization” for a definition of rig utilization.

	Three months ended March 31,
	2013	2012	Change	% Change
	(In millions, except day amounts and percentages)
Operating days	5,915	5,594	321	6%
Average daily revenue	$361,200	$358,100	$3,100	1%
Revenue efficiency	88%	90%
Rig utilization	80%	74%

Contract drilling revenues	$2,145	$2,014	$131	7%
Other revenues	52	96	(44)	(46)%
	2,197	2,110	87	4%
Operating and maintenance expense	(1,375)	(1,242)	(133)	11%
Depreciation	(275)	(285)	10	(4)%
General and administrative expense	(67)	(69)	2	(3)%
Loss on impairment	—	(140)	140	n/m
Loss on disposal of assets, net	(7)	(3)	(4)	n/m
Operating income	473	371	102	27%
Other income (expense), net
Interest income	17	15	2	13%
Interest expense, net of amounts capitalized	(157)	(180)	23	(13)%
Other, net	(1)	(18)	17	(94)%
Income from continuing operations before income tax expense	332	188	144	77%
Income tax expense	(19)	(34)	15	(44)%
Income from continuing operations	313	154	159	n/m
Loss from discontinued operations, net of tax	—	(136)	136	n/m
Net income	313	18	295	n/m
Net income (loss) attributable to noncontrolling interest	(8)	8	(16)	n/m
Net income attributable to controlling interest	$321	$10	$311	n/m
___________________________________________________
“n/m” means not meaningful

Operating revenues—Contract drilling revenues increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to approximately $165 million of increased contract drilling revenues due to higher rig utilization in the three months ended March 31, 2013.  This increase was partially offset by approximately $40 million of decreased contract drilling revenues due to lower revenue efficiency in the three months ended March 31, 2013.

Other revenues decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to approximately $40 million of decreased drilling management services revenues due to reduced demand for these services in the U.K.

Costs and expenses—Operating and maintenance expenses increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the following: (a) $85 million of increased costs and expenses associated with rigs undergoing shipyard, maintenance and repair projects in the three months ended March 31, 2013, (b) $68 million associated with loss contingencies related to the Macondo well incident and (c) $10 million of increased costs and expenses associated with our newbuilds that commenced operations during the three months ended March 31, 2013 and in the year ended December 31, 2012.  These increases were partially offset by approximately $35 million of decreased costs and expenses associated with our drilling management services.

Depreciation decreased primarily due to the extension of the useful lives of certain drilling units during the year ended December 31, 2012.

In the three months ended March 31, 2012, we recognized a loss of $118 million associated with completing the measurement of the goodwill impairment that resulted from our annual impairment test for our contract drilling services reporting unit, performed as of October 1, 2011.  Additionally, in the three months ended March 31, 2012, we recognized a loss of $22 million on impairment of the customer relationships intangible asset associated with the U.K. operations of our drilling management services reporting unit.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to $29 million of decreased interest expense associated with debt repaid or repurchased and $8 million of increased capitalized interest associated with our four Ultra-Deepwater drillships under construction in Korea, partially offset by $14 million of increased interest expense associated with debt issued subsequent to the three months ended March 31, 2012.

In the three months ended March 31, 2012, we recognized $11 million in other expense, net related to an adjustment to the estimated redemption value of redeemable noncontrolling interest associated with TPDI following the exercise by Quantum Pacific Management Limited of its right to exchange its interest in TPDI for cash with no comparable activity in the three months ended March 31, 2013.

    Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At March 31, 2013 and 2012, the annual effective tax rates were 19.2 percent and 19.7 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended March 31, 2013 and 2012, the effect of the various discrete period tax items was a net tax benefit of $33 million and $28 million, respectively.  For the three months ended March 31, 2013 and 2012, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 5.7 percent and 17.6 percent, respectively, based on income from continuing operations before income taxes.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended March 31, 2013, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and Ghana.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include Norway, the U.K., Switzerland, Brazil and the U.S.

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

Discontinued operations

Standard Jackup and swamp barge contract drilling services—In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we committed to a plan to discontinue operations associated with the Standard Jackup and swamp barge asset groups.  In November 2012, we completed the sale of 38 drilling units to Shelf Drilling.

For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the Standard Jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we have agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling has agreed to reimburse us for our direct costs and expenses incurred while operating the Standard Jackups on behalf of Shelf Drilling with certain exceptions.  The cost to us for providing such operating and transition services, including allocated indirect costs, may exceed the amounts we receive from Shelf Drilling for providing such services.  As of April 30, 2013, we operated 24 Standard Jackups under operating agreements with Shelf Drilling.

In the three months ended March 31, 2013, we recognized an aggregate net gain of $15 million associated with the disposal of the Standard Jackups D.R. Stewart, GSF Adriatic VIII and Interocean III.  In the three months ended March 31, 2012, we recognized a loss of $17 million associated with the impairment of the Standard Jackup GSF Rig 136, which was classified as an asset held for sale at the time of impairment.

U.S. Gulf of Mexico drilling management services—In March 2012, we announced our intent to discontinue drilling management operations in the shallow waters of the U.S. Gulf of Mexico, a component of our drilling management services operating segment, upon completion of our then existing contracts. In the three months ended March 31, 2012 we recognized losses of $31 million and $39 million associated with impairment of the customer relationships and trade name intangible assets, respectively, for this component of our drilling management services operating segment.

Oil and gas properties—During the year ended December 31, 2011, in connection with our efforts to dispose of non-strategic assets, we engaged an unaffiliated advisor to coordinate the sale of the assets of our oil and gas properties reporting unit, a component of our other operations segment, which comprises the exploration, development and production activities performed by Challenger Minerals Inc., Challenger Minerals (North Sea) Limited and Challenger Minerals (Ghana) Limited.  We completed the sale of these assets in the year ended December 31, 2012.  In the three months ended March 31, 2012, we recognized a loss of $6 million associated with the impairment of the oil and gas properties of Challenger Minerals Inc.

See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2013, we had $3.7 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.5 billion.  As a result, this portion of cash is not generally available to us for other uses.

For the three months ended March 31, 2013, our primary sources of cash were our cash flows from operating activities, proceeds from restricted cash investments, net, and proceeds from asset disposals.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, and repayments of debt.

	Three months ended March 31,
	2013	2012	Change
	(In millions)
Cash flows from operating activities
Net income	$313	$18	$295
Depreciation	275	355	(80)
Loss on impairment	—	233	(233)
(Gain) loss on disposal of assets, net	(8)	4	(12)
Other non-cash items	10	(33)	43
Changes in operating assets and liabilities, net	(484)	(37)	(447)
	$106	$540	$(434)

Net cash provided by operating activities decreased primarily due to cash used in working capital, including payment of the initial $400 million installment under our Consent Decree obligations.

	Three months ended March 31,
	2013	2012	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(488)	$(238)	$(250)
Capital expenditures for discontinued operations	—	(22)	22
Proceeds from disposal of assets, net	1	7	(6)
Proceeds from disposal of discontinued operations, net	63	34	29
Other, net	9	12	(3)
	$(415)	$(207)	$(208)

Net cash used in investing activities increased primarily due to an increase in capital expenditures associated with our major construction projects, including the initial installment payments for our four newbuild Ultra-Deepwater Floaters.

	Three months ended March 31,
	2013	2012	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(1,190)	$(147)	$(1,043)
Proceeds from restricted cash investments	128	108	20
Deposits to restricted cash investments	(59)	(42)	(17)
Distribution of qualifying additional paid-in capital	—	(278)	278
Other, net	(15)	(9)	(6)
	$(1,136)	$(368)	$(768)

Net cash used in financing activities increased primarily due to an increase in cash used to repay or repurchase debt during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by the $278 million of cash distributed to shareholders in the three months ended March 31, 2012 with no comparable activity in the three months ended March 31, 2013.

Drilling fleet

From time to time, we review possible acquisitions of businesses and drilling rigs and may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades or new rig construction.  Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  From time to time, we may also review the possible disposition of drilling units.

Capital expenditures, including capitalized interest of $21 million, totaled $488 million during the three months ended March 31, 2013, substantially all of which related to our contract drilling services segment.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our recently completed and ongoing major construction projects conducted during the three months ended March 31, 2013 (in millions):

	Total costs through December 31, 2012	Total costs for the three months ended March 31, 2013	Expected costs for the remainder of 2013	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Deepwater Asgard (a)	$186	$8	$510	$66	$770
Deepwater Invictus (a)	179	8	88	525	800
Transocean Siam Driller (b)	162	74	—	—	236
Transocean Andaman (c)	160	71	14	—	245
Transocean Ao Thai (c)	152	5	88	—	245
Ultra-Deepwater Floater TBN1 (d)	139	79	93	519	830
Ultra-Deepwater Floater TBN2 (d)	128	26	131	500	785
Ultra-Deepwater Floater TBN3 (d)	76	2	57	650	785
Ultra-Deepwater Floater TBN4 (d)	76	2	55	652	785
Total	$1,258	$275	$1,036	$2,912	$5,481
___________________________________________________
(a)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2014 and second quarter of 2014, respectively.  Total costs through March 31, 2013 include construction work in progress acquired in connection with our acquisition of Aker Drilling with an aggregate estimated fair value of $272 million.

(b)
Transocean Siam Driller, a Keppel FELS Super B class design High-Specification Jackup commenced operations in March 2013.  The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project has been completed as of March 31, 2013.

(c)
Transocean Andaman and Transocean Ao Thai, two Keppel FELS Super B class design High-Specification Jackups under construction at Keppel FELS’ yard in Singapore, are expected to commence operations in the second quarter of 2013 and the fourth quarter of 2013, respectively.

(d)
Our four newbuild Ultra-Deepwater drillships, under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2016 and the first quarter of 2017.

For the full year ending December 31, 2013, we expect total capital expenditures to be approximately $2.4 billion, approximately $1.3 billion of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

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

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the Primary Revolving Credit Facilities and may utilize other commercial bank or capital market financings.  Economic conditions could impact the availability of these sources of funding.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under bank credit agreements and proceeds from the disposal of assets and discontinued operations to fulfill anticipated obligations, such as scheduled debt maturities or other payments, repayment of debt due within one year, capital expenditures, shareholder-approved distributions, payments of our settlement obligations under the Consent Decree and the Plea Agreement and working capital and other needs in our operations.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.5 billion.  As a result, this portion of cash is not generally available to us for other uses.  From time to time, we may also use borrowings under bank credit agreements to maintain liquidity for short-term cash needs.

    On March 3, 2013, our board of directors recommended that shareholders at the May 2013 annual general meeting approve a U.S. dollar denominated distribution from additional paid-in capital.  See “—Distribution of qualifying additional paid-in capital.”

On January 3, 2013, we announced a resolution with the DOJ of certain civil and criminal claims, which has been subsequently approved by the courts (see “—Consent Decree obligations” and “—Plea Agreement obligations”).  However, we are unable to predict the ultimate outcome of the investigations of the Macondo well incident and the DOJ lawsuits related to other civil claims that were not addressed in our resolution with the DOJ.  We can give no assurance that the ongoing matters arising out of the Macondo well incident will not adversely affect our liquidity in the future.

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

Among other things, the Primary Revolving Credit Facilities include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Primary Revolving Credit Facilities also include a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of March 31, 2013, our debt to tangible capitalization ratio, as defined, was 0.5 to 1.0.  In order to borrow under the Primary Revolving Credit Facilities or have letters of credit issued under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  In order to borrow under the Three-Year Secured Revolving Credit Facility, we must also, at the time of the borrowing request, satisfy a collateral maintenance test.  Commitments and borrowings under the Three-Year Secured Revolving Credit Facility are subject to mandatory reductions and prepayments, respectively, if a mortgaged rig is sold, an event of loss with respect to a mortgaged rig occurs, a collateral maintenance test is not satisfied or certain other events occur.  Borrowings under the Primary Revolving Credit Facilities are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our bank credit agreements, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Primary Revolving Credit Facilities and, if not waived by the lenders, could cause us to lose access to the Primary Revolving Credit Facilities and result in the foreclosure of the liens securing the Three-Year Secured Revolving Credit Facility.

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

At April 30, 2013, we had no borrowings outstanding, we had $24 million in letters of credit issued, and we had $2.0 billion of available borrowing capacity under the Five-Year Revolving Credit Facility.  At April 30, 2013, we had no borrowings outstanding, and we had $900 million of available borrowing capacity under the Three-Year Secured Revolving Credit Facility.

TPDI Credit Facilities—We have a $1.265 billion secured credit facility, comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, established under a bank credit agreement (the “TPDI Credit Facilities”).  One of our subsidiaries participates in the term loan with an aggregate commitment of $595 million.  The senior term loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.45 percent and requires quarterly payments with a final payment in March 2015.  The junior term loan and the revolving credit facility bear interest at LIBOR plus a margin of 2.25 percent and 1.45 percent, respectively, and are due in full in March 2015.  The TPDI Credit Facilities may be prepaid in whole or in part without premium or penalty.  Borrowings under the TPDI Credit Facilities are secured by the Ultra-Deepwater Floaters Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  The TPDI Credit Facilities contain covenants that require us to maintain a minimum cash balance and available liquidity, a minimum debt service ratio and a maximum leverage ratio.  If our Debt Rating falls below investment grade, we would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At April 30, 2013, $736 million was outstanding under the TPDI Credit Facilities, of which $368 million was due to one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on April 30, 2013 was 1.9 percent.

Under the TPDI Credit Facilities, we are required to satisfy certain liquidity requirements, including a requirement to maintain certain cash balances in restricted accounts for the payment of scheduled installments.  At April 30, 2013, such restricted cash balances were $3 million.  At April 30, 2013, we also had an outstanding letter of credit in the amount of $60 million to satisfy additional liquidity requirements under the TPDI Credit Facilities.

ADDCL Credit Facilities—Angola Deepwater Drilling Company Limited (“ADDCL”) has a senior secured credit facility, comprised of Tranche A for $215 million and Tranche C for $399 million, under a bank credit agreement that is scheduled to expire in December 2017 (the “ADDCL Primary Loan Facility”).  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  Tranche A bears interest at LIBOR plus the applicable margin of 0.725 percent.  Tranche A requires semi-annual installments of principal and interest.  Borrowings under the ADDCL Primary Loan Facility are secured by the Ultra-Deepwater Floater Discoverer Luanda.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At April 30, 2013, borrowings of $163 million were outstanding under Tranche A at a weighted-average interest rate of 1.2 percent.  At April 30, 2013, borrowings of $399 million were outstanding under Tranche C, which were eliminated in consolidation.

ADDCL also has a $90 million secondary credit facility, established under a bank credit agreement that is scheduled to expire in December 2015 (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”).  One of our subsidiaries provides 65 percent of the total commitment under the ADDCL Secondary Loan Facility.  Borrowings under the ADDCL Secondary Loan Facility bear interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  Borrowings under the ADDCL Secondary Loan Facility are payable in full in December 2015 and may be prepaid in whole or in part without premium or penalty.  Borrowings are subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including if our Debt Rating falls below investment grade.  In addition, if our Debt Rating falls below investment grade, ADDCL would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At April 30, 2013, borrowings of $80 million were outstanding under the ADDCL Secondary Loan Facility, of which $52 million was provided by one of our subsidiaries and was eliminated in consolidation.  The weighted-average interest rate on April 30, 2013 was 3.4 percent.

ADDCL is required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At April 30, 2013, ADDCL had restricted cash investments of $35 million.

Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 (“Eksportfinans Loan A”) and outstanding borrowings under the Loan Agreement dated November 18, 2008 (“Eksportfinans Loan B,” and together with Eksportfinans Loan A, the “Eksportfinans Loans”), which were established to finance the construction and delivery of Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi-annual installments of principal and interest through September 2017 and January 2018, respectively.  At April 30, 2013, borrowings of $327 million and $363 million were outstanding under Eksportfinans Loan A and Eksportfinans Loan B, respectively.

The Eksportfinans Loans require cash collateral to remain on deposit at a certain financial institution through expiration (the “Aker Restricted Cash Investments”).  The Aker Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi-annual installments that correspond with those of the Eksportfinans Loans.  At April 30, 2013, the aggregate balance of the Aker Restricted Cash Investments was $690 million.

Debt repayments—During the three months ended March 31, 2013, we also repaid the outstanding $250 million and $500 million aggregate principal amount of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013, respectively, as of the stated maturity dates.

Debt redemptions—Holders of the Series C Convertible Senior Notes had the right to require us to repurchase all or any portion of such holders’ notes on December 14, 2012.  As a result, in December 2012, we were required to repurchase an aggregate principal amount of $1.7 billion of our Series C Convertible Senior Notes for an aggregate cash payment of $1.7 billion.  On February 7, 2013, we redeemed the remaining aggregate principal amount of $62 million of our Series C Convertible Senior Notes for an aggregate cash payment of $62 million.

In connection with our acquisition of Aker Drilling, we assumed the obligations related to the Callable Bonds, issued on February 21, 2011, which are publicly traded on the Oslo Stock Exchange.  The FRN Callable Bonds and the 11% Callable Bonds are denominated in Norwegian kroner in the aggregate principal amounts of NOK 940 million and NOK 560 million, respectively.  On March 6, 2013, we redeemed the FRN Callable Bonds and the 11% Callable Bonds with aggregate outstanding principal amounts of NOK 940 million and NOK 560 million, equivalent to $164 million and $98 million, respectively, using an exchange rate of NOK 5.73 to $1.00.  In connection with the redemption, we made an aggregate cash payment of NOK 1,567 million, equivalent to $273 million, and recognized a loss on the retirement of debt in the amount of $1 million.

    Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At April 30, 2013, $651 million was outstanding under the capital lease contract.

Consent Decree obligations—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest, according to the following schedule: (a) $400 million, plus interest, on or before April 19, 2013; (b) $400 million, plus interest, on or before February 19, 2014; and (c) $200 million, plus interest, on or before February 19, 2015.  Our civil penalty obligations under the Consent Decree bear interest at 2.15 percent.  On March 15, 2013, we paid our initial installment of $400 million, plus interest.

    Plea Agreement obligations—Pursuant to a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the “Plea Agreement”), which was approved by the court on February 14, 2013, we were required to pay a criminal fine of $100 million on or before April 15, 2013.  We also consented to the entry of an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation, as follows: $58 million on or before April 15, 2013, $53 million on or before February 14, 2014 and an additional $39 million on or before February 13, 2015.  Such order also requires us to pay $150 million to the National Academy of Sciences as follows: $2 million on or before May 14, 2013, $7 million on or before February 14, 2014, $21 million on or before February 13, 2015, $60 million on or before February 12, 2016 and a final payment of $60 million on or before February 14, 2017.  On April 15, 2013, we made a cash payment of $158 million, including $100 million and $58 million for the payment of the criminal fine and payment to the National Fish and Wildlife Foundation, respectively.

Distribution of qualifying additional paid-in capital—On March 3, 2013, our board of directors recommended that shareholders at the May 2013 annual general meeting approve a U.S. dollar-denominated distribution from additional paid-in capital in the amount of $2.24 per share, for an aggregate amount of approximately $807 million, payable in four installments.  A group led by Carl C. Icahn, our largest shareholder, has submitted a proposal for consideration at the annual general meeting to approve a dividend in the amount of $4.00 per share, for an aggregate amount of approximately $1.4 billion, payable in four installments.  The board’s determination of the timing of these installments is subject to resolution following approval by our shareholders.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.8 billion at an exchange rate as of the close of trading on April 30, 2013 of $1.00 to CHF 0.93.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On April 22, 2013, we announced that we received approval in principal, as required by Swiss regulations, for the continuation of the share repurchase program beyond the statutory three-year repurchase period.  In the three months ended March 31, 2013, we did not purchase shares under our share repurchase program.

We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of April 30, 2013, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of March 31, 2013, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012, except as noted below.

	For the twelve months ending March 31,
	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(in millions)
Contractual obligations
Debt	$10,379	$215	$1,705	$3,004	$5,455
Debt of consolidated variable interest entities	191	28	91	72	—
Interest on debt (a)	5,987	578	1,120	930	3,359
Consent Decree obligations	600	400	200	—	—
Plea Agreement obligations	400	220	120	60	—
Total (b)	$17,557	$1,441	$3,236	$4,066	$8,814
___________________________________________________
(a)	Includes interest on consolidated debt.

(b)
As of March 31, 2013, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $543 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

In April 2013, we contributed $59 million to our U.S. defined benefit pension plans in anticipation of future funding requirements.  For the year ending December 31, 2013, the minimum funding requirement for our non-U.S. defined benefit plans is approximately $36 million.

Commercial commitments—As of March 31, 2013, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012, except as noted below.

	For the twelve months ending March 31,
	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(in millions)
Other commercial commitments
Standby letters of credit	$595	$533	$62	$—	$—

Derivative instruments

Our board of directors has approved policies and procedures for derivative instruments that require the approval of our Chief Financial Officer prior to entering into any derivative instruments.  From time to time, we may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates and currency exchange rates.  We do not enter into derivative transactions for speculative purposes; however, we may enter into certain transactions that do not meet the criteria for hedge accounting.  At April 30, 2013, we have certain derivative instruments embedded in the Shelf Drilling preference shares, which are not designated as hedging instruments.  See Notes to Condensed Consolidated Financial Statements—Note 11—Derivatives and Hedging.

Contingencies

Except as noted in this report, including in our Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies and in Note 6—Income Taxes, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 17—Commitments and Contingencies and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2012.  As of March 31, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  There can be no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  In the three years ended December 31, 2012, we estimate that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  We also lost approximately $1.1 billion of contract backlog associated with the termination of the Deepwater Horizon contract in April 2010 resulting from the loss of the rig and the termination of another drilling contract in December 2011 resulting from the previously mentioned increased downtime.  We have recognized an aggregate liability of $1.9 billion for our settlement obligations with the DOJ and for estimated loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the three years ended December 31, 2012, we incurred cumulative incremental costs, primarily associated with legal expenses for lawsuits and investigations, in the amount of $372 million.  In the three months ended March 31, 2013, we incurred $106 million of such costs and additional loss contingencies.  Collectively, the lost contract backlog from the incident and from the termination in December 2011, the lost revenues and incremental costs and expenses and other losses have had an effect of greater than $4.0 billion.

We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which we do not believe a reasonable estimate can be made.  These contingencies could increase the liabilities we ultimately recognize.  During the three months ended March 31, 2013, our estimated loss contingencies decreased by $1.4 billion as a result of our settlement with the DOJ (see “—Sources and uses of liquidity—Consent Decree obligations” and “—Sources and uses of liquidity—Plea Agreement obligations”).  At March 31, 2013 and December 31, 2012, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $505 million and $1.9 billion, respectively, recorded in other current liabilities.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is recoverable from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident or our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  At March 31, 2013 and December 31, 2012, the insurance recoverable asset related to estimated losses primarily for additional personal injury and fatality claims of our crew and vendors that we believe are probable of recovery from insurance was $85 million and $153 million, respectively, recorded in other assets.

Our first layer and second layer of excess insurers, each representing $150 million of insurance coverage, filed interpleader actions on June 17, 2011 and July 31, 2012, respectively.  The insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In these actions, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties to the interpleader actions have executed protocol agreements to facilitate the reimbursement and funding of settlements of personal injury and fatality claims of our crew and vendors using insurance funds and claims have been submitted to the court for review.  Pending the court’s determination of the parties’ claims, and with the court’s approval, the first layer of excess insurers have made interim reimbursement payments to the parties.

Subsequent to March 31, 2013, in connection with the protocol agreements established as a result of the interpleader actions, the court issued its determinations of the amounts to be paid by the insurers with respect to the settlements submitted by the parties to date.  Pursuant to the interpleader protocol agreements, we expect the remaining payments to be made from the first excess layer of insurance the second quarter of 2013.

In February 2013, our third layer and fourth layer of excess insurers filed interpleader actions, and the parties have since agreed to stay the actions pending the outcome of the appeal in another action that pertains to our insurance.  Our responses to the pleadings are due May 6, 2013.

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

The first phase of the trial commenced on February 25, 2013, and the presentation of evidence for that phase was completed on April 17, 2013.  Pursuant to the MDL Court’s order, the trial will address fault issues that have not previously been disposed of or resolved by settlement, summary judgment or stipulation and that may properly be tried by the MDL Court without a jury, including negligence, gross negligence, or other bases of liability of the various defendants with respect to the issues, and limitation of liability issues.  The MDL Court has stated that, after this phase of the trial is concluded, the MDL Court will ask the parties to submit post-trial briefs and proposed findings of fact and conclusions of law.  The MDL Court has ordered post-trial briefs be submitted by June 21, 2013, and that reply briefs be filed by July 12, 2013.

In April 2013, after completion of the first phase of the trial and prior to the expiration of the three-year statute of limitations on April 20, 2013, the states of Alabama, Florida and Mississippi, various Florida cities and municipalities, and additional private plaintiffs, filed new lawsuits relating to the Macondo well incident.  We are named as a defendant in many but not all of the new lawsuits.  The lawsuits seek recoveries for economic loss and punitive damages and allege claims under OPA, maritime law and state law.  Some of the new lawsuits were filed in the MDL Court, but many were filed in state and federal courts outside of the MDL Court.  Consistent with our prior practice, we expect to remove to federal court any Macondo well-related cases filed in state court, and we expect to ask the Judicial Panel on Multidistrict Litigation to transfer these cases, and any Macondo well-related cases filed in other federal courts, to the MDL Court.

The MDL Court has scheduled a trial date of September 16, 2013 for the second phase of the trial, which will address conduct related to stopping the release of hydrocarbons between April 22, 2010 and approximately September 19, 2010 and seek to determine the amount of oil actually released during the period.

We can provide no assurance as to the outcome of the trial, as to the timing of any upcoming phase of trial, that we will not enter into additional settlement as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlement.  See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

Insurance matters

Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of May 1, 2013, the insured value of our drilling rig fleet was approximately $27.3 billion, excluding our rigs under construction.

We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses for physical damage to our fleet, including liability for wreck removal expenses, and caused by named windstorms in the U.S. Gulf of Mexico.  We have elected to self-insure operators extra expense coverage for ADTI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of a contractually agreed amount, generally $50 million.

Hull and machinery coverage—Effective May 1, 2013, we completed the renewal of our hull and machinery insurance coverage and insurance for worldwide war perils with updated rig insured values, primarily based on fair market value appraisals, and with similar terms as previous policies.  Under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also have coverage in an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate damage to a rig and wreck removal.  Any excess wreck removal costs are generally covered to the extent of our remaining excess liability coverage.  However, through our wholly owned captive insurance company, we generally retain the risk for all hull and machinery exposures for our remaining Standard Jackups, all of which are currently classified as held for sale.

Excess liability coverage—Effective May 1, 2013, we completed the renewal of our excess liability insurance coverage with some policies.  We carry $820 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we have retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retain the risk for any liability losses in excess of $870 million.

Other insurance coverage—Effective May 1, 2013, we also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

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

See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

Regulatory matters

For a discussion of regulatory matters, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2012.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012.

To prepare financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our discontinued operations, allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, goodwill, income taxes, defined benefit pension plans and other postretirement employee benefits, contingent liabilities and share-based compensation.  These estimates require significant judgments, assumptions and estimates.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2012.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the three months ended March 31, 2013, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

New Accounting Pronouncements

           For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements in this quarterly report on Form 10-Q and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2012.

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

	Scheduled Maturity Date (a)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$146	$145	$145	$145	$109	$—	$690	$726
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	—%

Debt
Fixed rate (USD)	$21	$22	$1,124	$1,026	$1,778	$5,987	$9,958	$11,211
Average interest rate	7.76%	7.76%	5.01%	5.12%	4.55%	6.53%
Fixed rate (NOK)	$146	$145	$145	$145	$109	$—	$690	$726
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	—%
Variable rate (USD)	$70	$315	$—	$—	$—	$—	$385	$385
Average interest rate	1.73%	1.97%	—%	—%	—%	—%

Debt of consolidated variable interest entities
Variable rate (USD)	$28	$30	$61	$35	$37	$—	$191	$191
Average interest rate	1.25%	1.25%	2.25%	1.25%	1.25%	—%

Interest rate swaps
Variable to fixed (USD)	$70	$298	$—	$—	$—	$—	$368	$(11)
Average pay rate	2.34%	2.34%	—%	—%	—%	—%
Average receive rate	0.28%	0.28%	—%	—%	—%	—%
___________________________________________________
(a)	Expected maturity amounts are based on the face value of debt.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk and currency exchange rate risk.  See Notes to Condensed Consolidated Financial Statements—Note 11—Derivatives and Hedging.

Interest Rate Risk

At March 31, 2013 and December 31, 2012, the face value of our variable-rate debt was approximately $209 million and $1.1 billion, which represented two percent and nine percent of the face value of our total debt, respectively, including the effect of our hedging activities.  At March 31, 2013, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  At December 31, 2012, our variable-rate debt, excluding the effect of our hedging activities, primarily consisted of the FRN Callable Bonds and borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  Based upon variable-rate debt amounts outstanding as of March 31, 2013 and December 31, 2012, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $2 million and $11 million, respectively.

The fair value of our debt was $12.5 billion and $14.1 billion at March 31, 2013 and December 31, 2012, respectively.  The $1.6 billion decrease during the three months ended March 31, 2013 was primarily due to the following: (a) the repayment of the 5% Notes in the aggregate principal amount of $250 million, (b) the repayment of the 5.25% Senior Notes in the aggregate principal amount of $500 million, (c) the redemption of the FRN Callable Bonds and 11% Callable bonds in the aggregate principal amounts of $164 million and $98 million, respectively, (d) the redemption of the Series C Convertible Senior Notes in the aggregate principal amount of $62 million and (e) a decrease of $500 million related to the decreased market valuation of the fair value of our outstanding debt.

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon the amounts of our cash investments as of March 31, 2013 and December 31, 2012, a hypothetical one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $37 million and $51 million, respectively.

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

At March 31, 2013, we had NOK 4.0 billion aggregate principal amount of debt obligations, all of which are secured by a corresponding amount of restricted cash investments that are also denominated in Norwegian kroner.  These corresponding restricted cash investments form an economic hedge of our exposure to currency exchange rate risk associated with these debt obligations.

For a discussion of our currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2012.  With the exception of the foregoing, there have been no material changes to these previously reported matters during the three months ended March 31, 2013.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, were effective, as of March 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 13—Commitments and Contingencies and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 17—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” and “Item 3. Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2012.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 6—Income Taxes, in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in this quarterly report on Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in our annual report Form 10-K for the year ended December 31, 2012.  As of March 31, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2013	2,161	$52.76	—	$3,440
February 2013	116,162	$56.30	—	$3,440
March 2013	149,379	$52.15	—	$3,440
Total	267,702	$53.96	—	$3,440
___________________________________________________
(1)
Total number of shares purchased in the first quarter of 2013 consists of 267,702 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.7 billion at an exchange rate as of March 31, 2013 of USD 1.00 to CHF 0.95.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  On April 22, 2013, we announced that we received approval in principal, as required by Swiss regulations, for the continuation of the share repurchase program beyond the statutory three-year repurchase period.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through March 31, 2013, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million ($83.74 per share).  See"—Sources and uses of liquidity.”

Item 4.	Mine Safety Disclosures

    Not applicable.

Item 6.	Exhibits

(a)           Exhibits

    The following exhibits are filed in connection with this Report:

Number	Description

3.1
Organizational Regulations of Transocean Ltd. (incorporated by reference to Exhibit 3.2 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2012)

*	10.1
Performance Award and Cash Bonus Plan of Transocean Ltd. (incorporated by reference to Exhibit 10.21 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008)

*	10.2
Amendment to Performance Award and Cash Bonus Plan of Transocean Ltd. (incorporated by reference to Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2012)

*	10.3
Transocean Ltd. Incentive Recoupment Policy (incorporated by reference to Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2012)

*	10.4	Agreement with Allen M. Katz (incorporated by reference to Exhibit 10.55 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2012)

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Cooperation Guilty Plea Agreement by and between Transocean Deepwater Inc., Transocean Ltd. and the United States (incorporated by reference to Exhibit 99.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 3, 2013)

99.2
Consent Decree by and among Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc. and the United States (incorporated by reference to Exhibit 99.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 3, 2013)

†	101.ins	XBRL Instance Document

†	101.sch	XBRL Taxonomy Extension Schema

†	101.cal	XBRL Taxonomy Extension Calculation Linkbase

†	101.def	XBRL Taxonomy Extension Definition Linkbase

†	101.lab	XBRL Taxonomy Extension Label Linkbase

†	101.pre	XBRL Taxonomy Extension Presentation Linkbase
___________________________________________________
†	Filed herewith.

*	Compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 8, 2013.

TRANSOCEAN LTD.

By:   /s/ Esa Ikäheimonen
Esa Ikäheimonen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ David Tonnel
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)