Form 10-Q
period 2013-06-30
Transocean Ltd.
filed 2013-08-07
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
       (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 30, 2013, 360,410,783 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2013

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Operating revenues
Contract drilling revenues	$2,321	$2,174	$4,466	$4,188
Other revenues	76	155	128	251
	2,397	2,329	4,594	4,439
Costs and expenses
Operating and maintenance	1,393	2,105	2,768	3,347
Depreciation	286	280	561	565
General and administrative	77	79	144	148
	1,756	2,464	3,473	4,060
Loss on impairment	(37)	—	(37)	(140)
Loss on disposal of assets, net	(2)	(7)	(9)	(10)
Operating income (loss)	602	(142)	1,075	229

Other income (expense), net
Interest income	11	13	28	28
Interest expense, net of amounts capitalized	(146)	(183)	(303)	(363)
Other, net	(16)	(6)	(17)	(24)
	(151)	(176)	(292)	(359)
Income (loss) from continuing operations before income tax expense	451	(318)	783	(130)
Income tax (benefit) expense	130	(15)	149	19
Income (loss) from continuing operations	321	(303)	634	(149)
Loss from discontinued operations, net of tax	(10)	—	(10)	(136)

Net income (loss)	311	(303)	624	(285)
Net income (loss) attributable to noncontrolling interest	4	1	(4)	9
Net income (loss) attributable to controlling interest	$307	$(304)	$628	$(294)

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$0.87	$(0.86)	$1.76	$(0.45)
Loss from discontinued operations	(0.03)	—	(0.03)	(0.39)
Earnings (loss) per share	$0.84	$(0.86)	$1.73	$(0.84)

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$0.87	$(0.86)	$1.76	$(0.45)
Loss from discontinued operations	(0.03)	—	(0.03)	(0.39)
Earnings (loss) per share	$0.84	$(0.86)	$1.73	$(0.84)

Weighted-average shares outstanding
Basic	360	353	360	352
Diluted	360	353	360	352

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$311	$(303)	$624	$(285)

Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	83	1	48	(27)
Loss on derivative instruments	—	(3)	(5)	—

Reclassifications to net income
Components of net periodic benefit costs	13	10	27	23
Loss on derivative instruments	11	6	18	3

Other comprehensive income (loss) before income taxes	107	14	88	(1)
Income taxes related to other comprehensive income (loss)	(1)	1	—	(2)
Other comprehensive income (loss), net of income taxes	106	15	88	(3)

Total comprehensive income (loss)	417	(288)	712	(288)
Total comprehensive income (loss) attributable to noncontrolling interest	4	1	(3)	9
Total comprehensive income (loss) attributable to controlling interest	$413	$(289)	$715	$(297)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$3,357	$5,134
Accounts receivable, net of allowance for doubtful accounts of $20 at June 30, 2013 and December 31, 2012	2,105	2,200
Materials and supplies, net of allowance for obsolescence of $70 and $66 at June 30, 2013 and December 31, 2012, respectively	680	610
Assets held for sale	143	179
Deferred income taxes, net	167	142
Other current assets	414	382
Total current assets	6,866	8,647

Property and equipment	27,525	26,967
Less accumulated depreciation	(7,461)	(7,118)
Property and equipment of consolidated variable interest entities, net of accumulated depreciation	992	1,031
Property and equipment, net	21,056	20,880
Goodwill	2,987	2,987
Other assets	1,306	1,741
Total assets	$32,215	$34,255

Liabilities and equity
Accounts payable	$921	$1,047
Accrued income taxes	131	116
Debt due within one year	161	1,339
Debt of consolidated variable interest entities due within one year	30	28
Other current liabilities	2,552	2,933
Total current liabilities	3,795	5,463

Long-term debt	10,460	10,929
Long-term debt of consolidated variable interest entities	148	163
Deferred income taxes, net	361	366
Other long-term liabilities	1,787	1,604
Total long-term liabilities	12,756	13,062

Commitments and contingencies

Shares, CHF 15.00 par value, 373,830,649 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 360,384,335 outstanding at June 30, 2013 and 402,282,355 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 359,505,251 outstanding at December 31, 2012	5,142	5,130
Additional paid-in capital	6,731	7,521
Treasury shares, at cost, 2,863,267 held at June 30, 2013 and December 31, 2012	(240)	(240)
Retained earnings	4,483	3,855
Accumulated other comprehensive loss	(434)	(521)
Total controlling interest shareholders’ equity	15,682	15,745
Noncontrolling interest	(18)	(15)
Total equity	15,664	15,730
Total liabilities and equity	$32,215	$34,255

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	Shares		Amount
Shares
Balance, beginning of period	360	350	$5,130	$4,982
Issuance of shares under share-based compensation plans	—	—	12	11
Issuance of shares in exchange for noncontrolling interest	—	9	—	134
Balance, end of period	360	359	$5,142	$5,127
Additional paid-in capital
Balance, beginning of period			$7,521	$7,211
Share-based compensation			49	48
Issuance of shares under share-based compensation plans			(25)	(17)
Issuance of shares in exchange for noncontrolling interest			—	233
Reclassification of obligation for distribution of qualifying additional paid-in capital			(816)	—
Other, net			2	(3)
Balance, end of period			$6,731	$7,472
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$3,855	$4,180
Net income (loss) attributable to controlling interest			628	(294)
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Balance, end of period			$4,483	$3,780
Accumulated other comprehensive loss
Balance, beginning of period			$(521)	$(496)
Other comprehensive income (loss) attributable to controlling interest			87	(3)
Reclassification from redeemable noncontrolling interest			—	(17)
Balance, end of period			$(434)	$(516)
Total controlling interest shareholders’ equity
Balance, beginning of period			$15,745	$15,637
Total comprehensive income (loss) attributable to controlling interest			715	(297)
Share-based compensation			49	48
Issuance of shares under share-based compensation plans			(13)	(6)
Issuance of shares in exchange for noncontrolling interest			—	367
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Reclassification from redeemable noncontrolling interest			—	(17)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(816)	—
Other, net			2	(3)
Balance, end of period			$15,682	$15,623
Noncontrolling interest
Balance, beginning of period			$(15)	$(10)
Total comprehensive loss attributable to noncontrolling interest			(3)	(4)
Balance, end of period			$(18)	$(14)
Total equity
Balance, beginning of period			$15,730	$15,627
Total comprehensive income (loss)			712	(301)
Share-based compensation			49	48
Issuance of shares under share-based compensation plans			(13)	(6)
Issuance of shares in exchange for noncontrolling interest			—	367
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Reclassification from redeemable noncontrolling interest			—	(17)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(816)	—
Other, net			2	(3)
Balance, end of period			$15,664	$15,609

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Cash flows from operating activities
Net income (loss)	$311	$(303)	$624	$(285)
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(7)	(12)	(16)	(23)
Depreciation	286	280	561	565
Depreciation and amortization of assets in discontinued operations	—	65	—	135
Share-based compensation expense	28	25	49	48
Loss on impairment	37	—	37	140
Loss on impairment of assets in discontinued operations	—	12	—	105
Loss on disposal of assets, net	2	7	9	10
Gain on disposal of assets in discontinued operations, net	(3)	(72)	(18)	(71)
Amortization of debt issue costs, discounts and premiums, net	2	17	2	35
Deferred income taxes	(8)	(26)	(36)	(43)
Other, net	33	20	48	35
Changes in deferred revenue, net	(29)	7	(35)	(5)
Changes in deferred expenses, net	(9)	28	8	(21)
Changes in operating assets and liabilities	(227)	411	(711)	374
Net cash provided by operating activities	416	459	522	999

Cash flows from investing activities
Capital expenditures	(352)	(207)	(840)	(445)
Capital expenditures for discontinued operations	—	(29)	—	(51)
Proceeds from disposal of assets, net	3	1	4	8
Proceeds from disposal of assets in discontinued operations, net	—	160	63	194
Proceeds from sale of preference shares	185	—	185	—
Other, net	3	13	12	25
Net cash used in investing activities	(161)	(62)	(576)	(269)

Cash flows from financing activities
Changes in short-term borrowings, net	—	(260)	—	(260)
Repayments of debt	(406)	(173)	(1,596)	(320)
Proceeds from restricted cash investments	78	84	206	192
Deposits to restricted cash investments	(45)	(74)	(104)	(116)
Distribution of qualifying additional paid-in capital	(204)	—	(204)	(278)
Other, net	(10)	8	(25)	(1)
Net cash used in financing activities	(587)	(415)	(1,723)	(783)

Net decrease in cash and cash equivalents	(332)	(18)	(1,777)	(53)
Cash and cash equivalents at beginning of period	3,689	3,982	5,134	4,017
Cash and cash equivalents at end of period	$3,357	$3,964	$3,357	$3,964

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

    Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At June 30, 2013, we owned or had partial ownership interests in and operated 81 mobile offshore drilling units associated with our continuing operations.  At June 30, 2013, our fleet consisted of 47 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 23 Midwater Floaters, and 11 High-Specification Jackups.  At June 30, 2013, we also had six Ultra-Deepwater drillships and one High-Specification Jackup under construction or under contract to be constructed.  See Note 9—Drilling Fleet.

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

Note 2—Significant Accounting Policies

    Basis of presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 included in our annual report on Form 10-K filed on March 1, 2013.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Share-based compensation—In the three and six months ended June 30, 2013, we recognized share-based compensation expense of $28 million and $49 million, respectively.  In the three and six months ended June 30, 2012, we recognized share-based compensation expense of $25 million and $48 million, respectively.

    Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three and six months ended June 30, 2013, we capitalized interest costs on construction work in progress of $16 million and $37 million, respectively.  In the three and six months ended June 30, 2012, we capitalized interest costs on construction work in progress of $12 million and $25 million, respectively.

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

Note 4—Variable Interest Entities

    Consolidated variable interest entities—The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	June 30, 2013	December 31, 2012
Assets	$1,227	$1,231
Liabilities	290	311
Net carrying amount	$937	$920

    Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, and Transocean Drilling Services Offshore Inc. (“TDSOI”), a consolidated British Virgin Islands company, are variable interest entities for which we are the primary beneficiary.  Accordingly, we consolidate the operating results, assets and liabilities of ADDCL and TDSOI.

    Unconsolidated variable interest entities—As holder of two notes receivable, we hold a variable interest in Awilco Drilling plc (“Awilco”), a U.K. company listed on the Oslo Stock Exchange.  The notes receivable were originally accepted in exchange for, and are secured by, two drilling units.  The notes receivable have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We evaluate the credit quality and financial condition of Awilco quarterly.  At June 30, 2013 and December 31, 2012, the aggregate carrying amount of the notes receivable was $96 million and $105 million, respectively.  At June 30, 2013, our aggregate exposure to loss on the notes receivable was $96 million.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 5—Impairments

    Assets held for sale—In the three and six months ended June 30, 2013, we recognized an aggregate loss of $37 million ($0.10 per diluted share from continuing operations), which had no tax effect, associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, all of which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amounts exceeded the estimated fair values less costs to sell.  We estimated the fair values of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including nonbinding sale and purchase agreements for the drilling units and related equipment to be sold for scrap value.  See Note 9—Drilling Fleet.

    Goodwill—During the six months ended June 30, 2012, we completed the measurement of the impairment that resulted from our annual goodwill impairment test for our contract drilling services reporting unit, performed as of October 1, 2011.  In the six months ended June 30, 2012, we recognized an incremental adjustment to our original estimate in the amount of $118 million ($0.34 per diluted share from continuing operations), which had no tax effect.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including cost, income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

    Definite-lived intangible assets—During the six months ended June 30, 2012, we determined that the customer relationships intangible asset associated with the U.K. operations of our drilling management services reporting unit was impaired due to the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  In the six months ended June 30, 2012, as a result of our valuation, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and we recognized a loss on impairment of $22 million ($17 million, or $0.05 per diluted share from continuing operations, net of tax).

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

    In the six months ended June 30, 2013 and 2012, our estimated annual effective tax rates were 21.6 percent and 24.6 percent, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

    Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	June 30, 2013	December 31, 2012
Unrecognized tax benefits, excluding interest and penalties	$370	$382
Interest and penalties	185	199
Unrecognized tax benefits, including interest and penalties	$555	$581

    In the year ending December 31, 2013, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits or the expiration of statutes of limitation.  In the six months ended June 30, 2013, we recognized current tax benefit of $49 million, including penalties and interest, associated with the settlement of disputes with tax authorities and the expiration of statutes of limitations.  It is reasonably possible that the total amount of our existing liabilities for unrecognized tax benefit could decrease by up to 13 percent or increase by up to 5 percent in the next 12 months.

    Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, such as those noted below, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2006.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Our tax returns in the major jurisdictions in which we operate, other than the U.S., Norway and Brazil, which are mentioned below, are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in two major jurisdictions for up to 18 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

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

    Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $117 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $70 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have provided a parent company guarantee in the amount of approximately $119 million with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $220 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities are seeking penalties of 60 percent on most but not all matters.  In November 2012, the Norwegian district court in Oslo heard the case regarding the disputed tax assessment of approximately $117 million related to the migration of our subsidiary.  On March 1, 2013, the Norwegian district court in Oslo overturned the tax assessment and ruled in our favor.  The tax authorities have filed an appeal.  We believe that our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously defend ourselves against all claims to the contrary.  In addition, we expect to file or have filed appeals to the two other tax assessments.

    In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial commenced in December 2012.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $313 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  In May 2013, the Norwegian authorities dropped the financial claim of approximately $313 million against one of our subsidiaries and the criminal case related to the migration case of another subsidiary.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

    Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $97 million, plus a 75 percent penalty in the amount of $73 million and interest through December 31, 2011 in the amount of $155 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 7—Discontinued Operations

Summarized results of discontinued operations
    The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating revenues	$229	$248	$469	$478
Operating and maintenance expense	(233)	(255)	(482)	(478)
Depreciation and amortization expense	—	(65)	—	(135)
Loss on impairment of assets in discontinued operations, net	—	(12)	—	(105)
Gain on disposal of assets in discontinued operations, net	3	72	18	71
Income (loss) from discontinued operations before income tax expense	(1)	(12)	5	(169)
Income tax benefit (expense)	(9)	12	(15)	33
Income (loss) from discontinued operations, net of tax	$(10)	$—	$(10)	$(136)

Assets and liabilities of discontinued operations
    The carrying amounts of the major classes of assets and liabilities associated with our discontinued operations were classified as follows (in millions):

	June 30, 2013	December 31, 2012
Assets
Rigs and related equipment, net	$59	$104
Materials and supplies, net	68	71
Other related assets	7	4
Assets held for sale	$134	$179

Liabilities
Deferred revenues	$57	$32
Other liabilities	—	3
Other current liabilities	$57	$35

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Standard Jackup and swamp barge contract drilling operations
    Overview—In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we committed to a plan to discontinue operations associated with the Standard Jackup and swamp barge asset groups, components of our contract drilling services operating segment.  At June 30, 2013, the remaining Standard Jackups, which were not sold in the sale transactions with Shelf Drilling, including GSF Rig 127, GSF Rig 134, Trident IV-A and Trident VI, and related equipment, were classified as held for sale with an aggregate carrying amount of $63 million, including $4 million in materials and supplies.  At December 31, 2012, the remaining Standard Jackups, which were not sold in the sale transactions with Shelf Drilling, including D.R. Stewart, GSF Adriatic VIII, GSF Rig 127, GSF Rig 134, Interocean III, Trident IV-A and Trident VI, and related equipment, were classified as held for sale with an aggregate carrying amount of $112 million, including $8 million in materials and supplies.

    Impairments—In the three and six months ended June 30, 2012, we recognized aggregate losses of $12 million ($0.03 per diluted share) and $29 million ($0.08 per diluted share), respectively, which had no tax effect in either period, associated with the impairment of GSF Adriatic II and GSF Rig 136, which were classified as assets held for sale at the time of impairment.  We measured the impairment of the drilling unit and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding sale and purchase agreement for the drilling unit and related equipment.

    Sale transactions with Shelf Drilling—In November 2012, we completed the sale of 38 drilling units to Shelf Drilling in exchange for cash proceeds of $568 million, subject to post-closing adjustments, and non-cash proceeds in the form of preference shares that had a stated value of $196 million and an estimated fair value of $194 million, including the fair value associated with embedded derivatives.  In June 2013, we sold the preference shares to an unaffiliated party for cash proceeds of $185 million and, in the three and six months ended June 30, 2013, we recognized a loss of $10 million ($0.03 per diluted share), recorded in other expense, net, which had no tax effect, associated with the sale.

    For a transition period following the completion of the sale transactions with Shelf Drilling, we agreed to continue to operate a substantial portion of the Standard Jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we have agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling has agreed to reimburse us for our direct costs and expenses incurred while operating the Standard Jackups on behalf of Shelf Drilling with certain exceptions.  Amounts due to Shelf Drilling under the operating agreements and transition services agreement may be contractually offset against amounts due from Shelf Drilling.  The costs to us for providing such operating and transition services, including allocated indirect costs, may exceed the amounts we receive from Shelf Drilling for providing such services.

    Under the operating agreements, we agreed to continue to operate these Standard Jackups on behalf of Shelf Drilling for periods ranging from nine months to 27 months or until expiration or novation of the underlying drilling contracts by Shelf Drilling.  As of June 30, 2013, we operated 24 Standard Jackups under operating agreements with Shelf Drilling.  Until the expiration or novation of such drilling contracts, we retain possession of the materials and supplies associated with the Standard Jackups that we operate under the operating agreement.  At June 30, 2013 and December 31, 2012, the materials and supplies associated with the drilling units that we operated under operating agreements with Shelf Drilling had an aggregate carrying amount of $64 million and $63 million, respectively.  Under a transition services agreement, we agreed to provide certain transition services for a period of up to 18 months following the completion of the sale transactions.

    For a period of up to three years following the closing of the sale transactions, we have agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.  At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At June 30, 2013 and December 31, 2012, we had $102 million and $113 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 13—Commitments and Contingencies.

    Other dispositions—During the six months ended June 30, 2013, we completed the sale of the Standard Jackups D.R. Stewart, Interocean III and GSF Adriatic VIII along with related equipment.  In the six months ended June 30, 2013, in connection with the disposal of these assets, we received aggregate net cash proceeds of $63 million, and we recognized an aggregate net gain of $15 million ($0.04 per diluted share), which had no tax effect.  In the three and six months ended June 30, 2013, we recognized an aggregate net gain of $3 million associated with the disposal of unrelated assets.  In June 2013, we entered into an agreement to sell the Standard Jackup Trident IV-A and related equipment.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    During the six months ended June 30, 2012, we completed the sales of the Standard Jackups GSF Adriatic II, GSF Rig 136, Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer and related equipment.  In the three and six months ended June 30, 2012, in connection with the disposal of these assets, we received aggregate net cash proceeds of $145 million and $179 million, respectively, and we recognized an aggregate net gain of $64 million ($0.18 per diluted share from continuing operations), which had no tax effect.  In the three and six months ended June 30, 2012, we recognized aggregate net losses of $2 million and $3 million, respectively, associated with the disposal of unrelated assets.

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

    Impairments—During the six months ended June 30, 2012, we determined that the customer relationships intangible asset associated with the U.S. operations of our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and in the six months ended June 30, 2012, we recognized a loss on impairment of $31 million ($20 million or $0.06 per diluted share, net of tax).

    During the six months ended June 30, 2012, we determined that the trade name intangible asset associated with our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increased regulatory environment for obtaining drilling permits and the diminishing demand for drilling management services.  We estimated the fair value of the trade name intangible asset using the relief from royalty method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for drilling management services, rig availability and dayrates.  As a result of our valuation, we determined that the carrying amount of the trade name intangible asset exceeded its fair value, and in the six months ended June 30, 2012, we recognized a loss on impairment of $39 million ($25 million or $0.07 per diluted share, net of tax).

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

    Impairment—In the six months ended June 30, 2012, we recognized a loss of $6 million ($4 million or $0.01 per diluted share, net of tax) associated with the impairment of our oil and gas properties, which were classified as assets held for sale at the time of impairment, since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.  We estimated fair value based on significant other observable inputs, representative of a Level 2 fair value measurement, including a binding sale and purchase agreement for the properties.

    Dispositions—In April 2012, we completed the sale of the assets of Challenger Minerals Inc. for net cash proceeds of $7 million.  In May 2012, we received additional cash proceeds of $10 million from the buyer of Challenger Minerals (North Sea) Limited, and in the three and six months ended June 30, 2012, we recognized a gain of $10 million associated with the disposal of assets in discontinued operations.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 8—Earnings Per Share

    The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$317	$317	$(304)	$(304)	$638	$638	$(158)	$(158)
Undistributed earnings allocable to participating securities	(3)	(3)	—	—	(6)	(6)	—	—
Income (loss) from continuing operations available to shareholders	$314	$314	$(304)	$(304)	$632	$632	$(158)	$(158)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	360	360	353	353	360	360	352	352
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	360	360	353	353	360	360	352	352

Per share earnings (loss) from continuing operations	$0.87	$0.87	$(0.86)	$(0.86)	$1.76	$1.76	$(0.45)	$(0.45)

    In the three and six months ended June 30, 2013, we excluded 2.4 million and 2.3 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2012, we excluded 2.2 million and 2.0 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 9—Drilling Fleet

    Construction work in progress—Capital expenditures and other capital additions, including capitalized interest, for the six months ended June 30, 2013 and 2012 were as follows (in millions):

	Six months ended June 30,
	2013	2012
Construction work in progress, at beginning of period	$1,972	$1,360

Newbuild construction program
Ultra-Deepwater Floater TBN1 (a)	84	—
Ultra-Deepwater Floater TBN2 (a)	82	—
Ultra-Deepwater Floater TBN3 (a)	4	—
Ultra-Deepwater Floater TBN4 (a)	3	—
Transocean Ao Thai (b)	13	45
Deepwater Asgard (c)	24	21
Deepwater Invictus (c)	25	13
Transocean Siam Driller (d) (e)	74	26
Transocean Andaman (d) (e)	82	26
Transocean Honor (e) (f)	—	35
Other construction projects and capital additions	449	279
Total capital expenditures	840	445
Changes in accrued capital expenditures	(29)	18

Property and equipment placed into service
Transocean Andaman (d)	(242)	—
Transocean Siam Driller (d)	(236)	—
Transocean Honor (f)	—	(262)
Other property and equipment	(502)	(304)
Construction work in progress, at end of period	$1,803	$1,257
____________________________________
(a)
Our four newbuild Ultra-Deepwater drillships, under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2016 and the first quarter of 2017.

(b)	Transocean Ao Thai, a Keppel FELS Super B class design High-Specification Jackup under construction at Keppel FELS’ yard in Singapore, is expected to commence operations in the fourth quarter of 2013.

(c)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2014 and third quarter of 2014, respectively.

(d)	Transocean Siam Driller and Transocean Andaman, two Keppel FELS Super B class design High-Specification Jackups, commenced operations in March 2013 and May 2013, respectively.

(e)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project had been completed as of June 30, 2013.

(f)
Transocean Honor, a PPL Pacific Class 400 design High-Specification Jackup, owned through our 70 percent interest in TDSOI, commenced operations in May 2012.  The costs presented above represent 100 percent of TDSOI’s expenditures in the construction of Transocean Honor.

    Dispositions—In June 2013, in connection with our efforts to dispose of non-strategic assets, we committed to plans to sell the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703 along with related equipment.  At June 30, 2013, these drilling units and related equipment were classified as assets held for sale with an aggregate carrying amount of $9 million.  See Note 5—Impairments.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 10—Debt

    Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	June 30, 2013			December 31, 2012
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
5% Notes due February 2013	$—	$—	$—	$250	$—	$250
5.25% Senior Notes due March 2013 (a)	—	—	—	502	—	502
TPDI Credit Facilities due March 2015	—	—	—	403	—	403
4.95% Senior Notes due November 2015 (a)	1,115	—	1,115	1,118	—	1,118
Callable Bonds due February 2016	—	—	—	282	—	282
5.05% Senior Notes due December 2016 (a)	999	—	999	999	—	999
2.5% Senior Notes due October 2017 (a)	748	—	748	748	—	748
ADDCL Credit Facilities due December 2017	—	178	178	—	191	191
Eksportfinans Loans due January 2018	661	—	661	797	—	797
6.00% Senior Notes due March 2018 (a)	998	—	998	998	—	998
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
6.50% Senior Notes due November 2020 (a)	900	—	900	899	—	899
6.375% Senior Notes due December 2021 (a)	1,199	—	1,199	1,199	—	1,199
3.8% Senior Notes due October 2022 (a)	745	—	745	745	—	745
7.45% Notes due April 2027 (a)	97	—	97	97	—	97
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7% Notes due June 2028	311	—	311	311	—	311
Capital lease contract due August 2029	647	—	647	657	—	657
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.50% Series C Convertible Senior Notes due December 2037 (a)	—	—	—	62	—	62
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
7.35% Senior Notes due December 2041 (a)	300	—	300	300	—	300
Total debt	10,621	178	10,799	12,268	191	12,459
Less debt due within one year
5% Notes due February 2013	—	—	—	250	—	250
5.25% Senior Notes due March 2013 (a)	—	—	—	502	—	502
TPDI Credit Facilities due March 2015	—	—	—	70	—	70
Callable Bonds due February 2016	—	—	—	282	—	282
ADDCL Credit Facilities due December 2017	—	30	30	—	28	28
Eksportfinans Loans due January 2018	140	—	140	153	—	153
Capital lease contract due August 2029	21	—	21	20	—	20
1.50% Series C Convertible Senior Notes due December 2037 (a)	—	—	—	62	—	62
Total debt due within one year	161	30	191	1,339	28	1,367
Total long-term debt	$10,460	$148	$10,608	$10,929	$163	$11,092
___________________________________________

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Scheduled maturities—At June 30, 2013, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending June 30,
2014	$161	$30	$191
2015	163	31	194
2016	1,264	62	1,326
2017	1,166	36	1,202
2018	2,130	19	2,149
Thereafter	5,731	—	5,731
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,615	178	10,793
Total unamortized discounts, premiums and fair value adjustments, net	6	—	6
Total debt	$10,621	$178	$10,799

    Five-Year Revolving Credit Facility—We have a $2.0 billion five-year revolving credit facility, established under a bank credit agreement dated November 1, 2011, as amended, that is scheduled to expire on November 1, 2016 (the “Five-Year Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.325 percent, based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), and was 0.275 percent at June 30, 2013.  At June 30, 2013, we had $24 million in letters of credit issued and outstanding, we had no borrowings outstanding, and we had $2.0 billion of available borrowing capacity under the Five-Year Revolving Credit Facility.

    Three-Year Secured Revolving Credit Facility—We have a $900 million three-year secured revolving credit facility, established under a bank credit agreement dated October 25, 2012, that is scheduled to expire on October 25, 2015 (the “Three-Year Secured Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.50 percent depending on our Debt Rating, and was 0.375 percent at June 30, 2013.  At June 30, 2013, we had no borrowings outstanding, and we had $900 million of available borrowing capacity under the Three-Year Secured Revolving Credit Facility.

    Borrowings under the Three-Year Secured Revolving Credit Facility are secured by the Ultra-Deepwater Floaters Deepwater Champion, Discoverer Americas and Discoverer Inspiration.  At June 30, 2013 and December 31, 2012, the aggregate carrying amount of Deepwater Champion, Discoverer Americas and Discoverer Inspiration was $2.3 billion.

    5% Notes—On February 15, 2013, we repaid the outstanding $250 million aggregate principal amount of the 5% Notes due February 2013 as of the stated maturity date.

    5.25% Senior Notes—On March 15, 2013, we repaid the outstanding $500 million aggregate principal amount of the 5.25% Senior Notes due March 2013 as of the stated maturity date.

    TPDI Credit Facilities—We had a $1.265 billion secured credit facility, comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, established under a bank credit agreement dated October 28, 2008, that was scheduled to expire in March 2015 (the “TPDI Credit Facilities”).  One of our subsidiaries participated in the senior and junior term loans with an aggregate commitment of $595 million.

    Under the TPDI Credit Facilities, we were required to satisfy certain liquidity requirements, including a requirement to maintain certain cash balances in restricted accounts for the payment of scheduled installments.  At December 31, 2012, we had cash investments of $23 million restricted for the TPDI Credit Facilities, and we had an outstanding letter of credit in the amount of $60 million to satisfy additional liquidity requirements under the TPDI Credit Facilities.

    In June 2013, we repaid the $735 million of borrowings outstanding under the TPDI Credit Facilities, of which $367 million was paid to one of our subsidiaries and eliminated in consolidation.  Upon repayment of all borrowings, we terminated the TPDI Credit Facilities.  In the three and six months ended June 30, 2013, we recognized a loss of $1 million associated with the retirement of debt.  See Note 11—Derivatives and Hedging.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Callable Bonds—Aker Drilling was the obligor for the FRN Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “FRN Callable Bonds”) and the 11% Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “11% Callable Bonds,” and together with the FRN Callable Bonds, the “Callable Bonds”), which were publicly traded on the Oslo Stock Exchange.  On March 6, 2013, we redeemed the FRN Callable Bonds and the 11% Callable Bonds with aggregate outstanding principal amounts of NOK 940 million and NOK 560 million, equivalent to $164 million and $98 million, respectively, using an exchange rate of NOK 5.73 to $1.00.  In connection with the redemption, we made an aggregate cash payment of NOK 1,567 million, equivalent to $273 million.  In the six months ended June 30, 2013, we recognized a loss of $1 million associated with the retirement of debt.  See Note 11—Derivatives and Hedging.

    ADDCL Credit Facilities—ADDCL has a senior secured credit facility, comprised of Tranche A for $215 million and Tranche C for $399 million, established under a bank credit agreement dated June 2, 2008 that is scheduled to expire in December 2017 (the “ADDCL Primary Loan Facility”).  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  At June 30, 2013, $150 million was outstanding under Tranche A at a weighted-average interest rate of 1.1 percent.  At June 30, 2013, $399 million was outstanding under Tranche C and eliminated in consolidation.

    Borrowings under the ADDCL Primary Loan Facility are secured by the Ultra-Deepwater Floater Discoverer Luanda.  At June 30, 2013 and December 31, 2012, the carrying amount of Discoverer Luanda was $753 million and $786 million, respectively.

    ADDCL also has a $90 million secondary credit facility, established under a bank credit agreement dated June 2, 2008 that is scheduled to expire in December 2015 (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”).  One of our subsidiaries provides 65 percent of the total commitment under the ADDCL Secondary Loan Facility.  At June 30, 2013, $80 million was outstanding under the ADDCL Secondary Loan Facility, of which $52 million was due to one of our subsidiaries and eliminated in consolidation.  On June 30, 2013, the weighted-average interest rate was 3.4 percent.

    ADDCL is required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the ADDCL Credit Facilities.  At June 30, 2013 and December 31, 2012, ADDCL had restricted cash investments of $18 million and $19 million, respectively.

    Eksportfinans Loans—The Eksportfinans Loans require cash collateral to remain on deposit at a financial institution through expiration (the “Aker Restricted Cash Investments”).  At June 30, 2013 and December 31, 2012, the aggregate principal amount of the Aker Restricted Cash Investments was $664 million and $801 million, respectively.

    1.50% Series C Convertible Senior Notes—In the six months ended June 30, 2013, interest expense for our 1.50% Series C Convertible Senior Notes, excluding amortization of debt issue costs, was less than $1 million.  In the three and six months ended June 30, 2012, interest expense for our 1.50% Series C Convertible Senior Notes, excluding amortization of debt issue costs, was $22 million and $43 million, respectively.  At December 31, 2012, the aggregate carrying amount of the 1.50% Series C Convertible Senior Notes included a liability component and an equity component of $62 million and $10 million, respectively.  On February 7, 2013, we redeemed the remaining $62 million aggregate principal amount of the Series C Convertible Senior Notes for an aggregate cash payment of $62 million.

Note 11—Derivatives and Hedging

    Derivatives designated as hedging instruments—We previously had interest rate swaps, which were designated and qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013.  The interest rate swaps had aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  During the six months ended June 30, 2013, these interest rate swaps expired.

    We also previously had interest rate swaps, which were designated and qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable-rate borrowings under the TPDI Credit Facilities through December 31, 2014.  In June 2013, we repaid the borrowings under the TPDI Credit Facilities, and we terminated these interest rate swaps.  In connection with the termination, we made a net cash payment of $22 million, and we reclassified $9 million from accumulated other comprehensive loss to other expense, net.

    Additionally, we had cross-currency interest rate swaps, which were designated and qualified as a cash flow hedge, to reduce the variability of cash interest payments and the final principal payment due at maturity in February 2016 associated with the changes in the U.S. dollar to Norwegian krone exchange rate.  In March 2013, in connection with our redemption of the 11% Callable Bonds, we terminated these cross-currency interest rate swaps and the related security agreement with respect to Transocean Spitsbergen and Transocean Barents.  As a result of the termination, we made a cash payment of $128 million and received a cash payment of NOK 705 million, applied to the redemption of the 11% Callable Bonds, and we reclassified $5 million from accumulated other comprehensive loss to other expense, net.  See Note 10—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    The effect on our condensed consolidated statements of operations resulting from changes in the fair values of derivatives designated as cash flow hedges was as follows (in millions):

		Three months ended June 30,		Six months ended June 30,
	Statement of operations classification	2013	2012	2013	2012
Loss associated with effective portion	Interest expense, net of amounts capitalized	$2	$2	$4	$3
Loss associated with effective portion	Other, net	—	4	—	—
Loss associated with terminations	Other, net	9	—	14	—

    The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	June 30, 2013	December 31, 2012
Interest rate swaps, fair value hedges	Other current assets	$—	$6
Interest rate swaps, cash flow hedges	Other long-term liabilities	—	13
Cross-currency swaps, cash flow hedges	Other current assets	—	1
Cross-currency swaps, cash flow hedges	Other assets	—	1

    Derivatives not designated as hedging instruments—In connection with our sale transactions with Shelf Drilling, we received non-cash proceeds in the form of preference shares with a stated value of $195 million.  The preference shares contain two embedded derivatives, which were not designated and did not qualify as hedging instruments for accounting purposes, including (a) a ceiling dividend rate indexed to the price of Brent Crude oil and (b) a dividend rate premium triggered in the event of credit default.  At December 31, 2012, the embedded derivatives not designated as hedging instruments had an aggregate carrying amount of $2 million, recorded in other long-term liabilities.  In June 2013, we completed the sale of the preference shares with the embedded derivatives.  See Note 7—Discontinued Operations.

Note 12—Postemployment Benefit Plans

    One-time termination benefit plans
During the six months ended June 30, 2013, we committed to a plan to improve the organizational efficiency of our shore-based support activities worldwide.  In connection with this initiative, we established certain one-time termination benefit plans for shore-based employees in the U.S. and the U.K. and for expatriate resident employees worldwide that were or are expected to be involuntarily terminated during the period from May 2013 through December 2014.  The plans generally offer affected individuals a lump sum benefit payment equivalent to between four weeks and 52 weeks of the employee’s weekly base salary, calculated based on the employee’s annual base salary and years of service with additional amounts paid to those employees that would otherwise have been eligible for a bonus payment under our annual incentive program, and allowed for early retirement and immediate vesting for qualifying individuals under our defined benefit plans and other postretirement employee benefit plans.

    In the three and six months ended June 30, 2013, we recognized $10 million of expense associated with severance-related costs under these one-time termination benefit plans.  As of June 30, 2013, our payments for involuntary terminations under these plans were less than $1 million.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Defined benefit plans and other postretirement employee benefit plans
    We have several defined benefit pension plans, both funded and unfunded, covering substantially all of our U.S. employees, including certain frozen plans, assumed in connection with our mergers, that cover certain current employees and certain former employees and directors of our predecessors (the “U.S. Plans”).  We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover our employees in those areas (the “Non-U.S. Plans”).  Additionally, we offer several unfunded contributory and noncontributory other postretirement employee benefit plans covering substantially all of our U.S. employees (the “OPEB Plans”).

    The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended June 30, 2013				Three months ended June 30, 2012
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$15	$7	$—	$22	$12	$9	$—	$21
Interest cost	16	5	—	21	15	8	—	23
Expected return on plan assets	(17)	(5)	—	(22)	(16)	(8)	—	(24)
Settlements and curtailments	1	—	—	1	—	—	—	—
Actuarial losses, net	13	1	—	14	10	1	—	11
Prior service cost, net	(1)	—	—	(1)	(1)	—	—	(1)
Transition obligation, net	—	—	—	—	—	—	—	—
Net periodic benefit costs	$27	$8	$—	$35	$20	$10	$—	$30

Funding contributions	$59	$3	$—	$62	$100	$9	$1	$110

	Six months ended June 30, 2013				Six months ended June 30, 2012
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$29	$14	$—	$43	$24	$16	$—	$40
Interest cost	31	11	1	43	29	13	1	43
Expected return on plan assets	(34)	(11)	—	(45)	(31)	(13)	—	(44)
Settlements and curtailments	1	—	—	1	2	—	—	2
Actuarial losses, net	26	2	—	28	20	2	—	22
Prior service cost, net	(1)	—	—	(1)	(1)	—	—	(1)
Transition obligation, net	—	—	—	—	—	—	—	—
Net periodic benefit costs	$52	$16	$1	$69	$43	$18	$1	$62

Funding contributions	$60	$20	$1	$81	$103	$17	$2	$122

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

    On January 3, 2013, we reached an agreement with the U.S. Department of Justice (“DOJ”) to resolve certain outstanding civil and potential criminal charges against us arising from the Macondo well incident.  As part of this resolution, we agreed to a criminal plea (“Plea Agreement”) and a civil consent decree (“Consent Decree”) by which, among other things, we agreed to pay $1.4 billion in fines, recoveries and civil penalties, excluding interest, in scheduled payments through February 2017.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    In the three and six months ended June 30, 2013, we made an aggregate cash payment of $160 million in satisfaction of amounts due under the Plea Agreement, including $100 million for the payment of the criminal fine, $58 million for the initial payment to the National Fish and Wildlife Foundation and $2 million for the initial payment to the National Academy of Sciences.  In the six months ended June 30, 2013, we paid $404 million, including interest at a rate of 2.15 percent, in satisfaction of amounts due under the Consent Decree.  At June 30, 2013, our outstanding settlement obligations under the Plea Agreement and the Consent Decree, excluding interest, were as follows (in millions):

	Plea Agreement	Consent Decree	Settlement obligations
Twelve months ending June 30,
2014	$60	$400	$460
2015	60	200	260
2016	60	—	60
2017	60	—	60
Total settlement obligations	$240	$600	$840

    The resolution with the DOJ of such civil and potential criminal claims did not include potential claims arising from the False Claims Act investigation.  As part of the settlement discussions, however, we inquired whether the U.S. intends to pursue any actions under the False Claims Act as discussed below.  In response, the DOJ sent us a letter stating that the Civil Division of the DOJ, based on facts then known, is no longer pursuing any investigation or claims, and did not have any present intention to pursue any investigation or claims, under the False Claims Act against the various Transocean entities for their involvement in the Macondo well incident.

    We also agreed that any payments made pursuant to the Plea Agreement or the Consent Decree are not deductible for tax purposes and that we will not use payments pursuant to the Consent Decree as a basis for indemnity or reimbursement from BP or other non-insurer defendants named in the complaint by the U.S.

    Plea Agreement—Pursuant to the Plea Agreement, which was accepted by the court on February 14, 2013, one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act (“CWA”).  We agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences.

    Our subsidiary also agreed to five years of probation.  The DOJ agreed, subject to the provisions of the Plea Agreement, not to further prosecute us for certain conduct generally regarding matters under investigation by the DOJ’s Deepwater Horizon Task Force.  In addition, we agreed to continue to cooperate with the Deepwater Horizon Task Force in any ongoing investigation related to or arising from the accident.

    Consent Decree—Pursuant to the Consent Decree, which was approved by the court on February 19, 2013, we agreed to take specified actions relating to operations in U.S. waters, including, among other things, the design and implementation of, and compliance with, additional systems and procedures; blowout preventer certification and reports; measures to strengthen well control competencies, drilling monitoring, recordkeeping, incident reporting, risk management and oil spill training, exercises and response planning; communication with operators; alarm systems; transparency and responsibility for matters relating to the Consent Decree; and technology innovation, with a first emphasis on more efficient, reliable blowout preventers.  We agreed to submit a performance plan (the “Performance Plan”) for approval by the U.S. within 120 days after the date of entry of the Consent Decree.  On July 14, 2013, we submitted our proposed Performance Plan, containing among other required items, interim milestones for actions in specified areas and a proposed schedule for reports required under the Consent Decree.  The Performance Plan has not yet been approved by the U.S.

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

    Under the terms of the Consent Decree, the U.S. agreed not to sue Transocean Ltd. and certain of our subsidiaries and certain related individuals for civil or administrative penalties for the Macondo well incident under specified provisions of the CWA, the Outer Continental Shelf Lands Act (“OSCLA”), the Endangered Species Act, the Marine Mammal Protection Act, the National Marine Sanctuaries Act, the federal Oil and Gas Royalty Management Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Emergency Planning and Community Right to Know Act and the Clean Air Act.  In addition, the Consent Decree resolved our appeal of the incidents of noncompliance under the OSCLA issued by the Bureau of Safety and Environmental Enforcement (“BSEE”) on October 12, 2011 without any admission of liability by us, and we subsequently dismissed our appeal.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    The Consent Decree did not resolve the rights of the U.S. with respect to all other matters, including certain liabilities under the Oil Pollution Act of 1990 (“OPA”) for removal costs or resulting from a natural resources damages assessment ("NRDA").  However, the district court previously held that we are not liable under the OPA for damages caused by subsurface discharge from the Macondo well.  If this ruling is upheld on appeal, our NRDA liability would be limited to any such damages arising from the above-surface discharge.  The court has not yet ruled whether we could be liable for removal costs to the U.S. or any state or local government as an operator of the Macondo well.

    We may request termination of the Consent Decree after we have: (i) completed timely the civil penalty payment requirements of the Consent Decree; (ii) operated under a fully approved Performance Plan required under the Consent Decree through a five-year performance period ending February 2017; (iii) complied with the terms of the Performance Plan and certain provisions of the Consent Decree, generally relating to a framework and outline of measures to improve performance, for at least 12 consecutive months prior to seeking termination; and (iv) complied with the other requirements of the Consent Decree, including payment of any stipulated penalties and compliant reporting.

    EPA Agreement—On February 25, 2013, we and the U.S. Environmental Protection Agency (“EPA”) entered into an administrative agreement (the “EPA Agreement”), which has a five-year term.  The EPA Agreement resolved all matters relating to suspension, debarment and statutory disqualification arising from the matters contemplated by the Plea Agreement.  Subject to our compliance with the terms of the EPA Agreement, the EPA had agreed that it will not suspend, debar or statutorily disqualify us and will lift any existing suspension, debarment or statutory disqualification.

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

Macondo well incident contingencies
    Overview—We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2013 and December 31, 2012, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $454 million and $1.9 billion, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could increase the liabilities we ultimately recognize.

    We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident or our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  At June 30, 2013 and December 31, 2012, the insurance recoverable asset related to estimated losses primarily for additional personal injury and fatality claims of our crew and vendors that we believe are probable of recovery from insurance was $66 million and $153 million, respectively, recorded in other assets.

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

    On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC.  In December 2012, in response to the settlements, we filed three motions seeking partial summary judgment on various claims, including punitive damages claims.  If successful, these motions would eliminate or reduce our exposure to punitive damages.  The MDL Court has not ruled on these motions.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    In May 2013, we filed a motion seeking partial summary judgment on claims asserted by BP against us seeking damages from loss of the well and for source-control and cleanup costs (the “Direct Damages” claims).  The Direct Damages claims are included in the claims BP assigned to the economic and property damages settlement class.  The motion argues that BP released the Direct Damages claims in its contract with us and that the release is enforceable even if we are found grossly negligent.  Some courts have held that such agreements will not be enforced if the defendant is found grossly negligent.  The MDL Court has not ruled on this motion.

    The first phase of the trial commenced on February 25, 2013.  The trial addressed fault issues that had not previously been disposed of or resolved by settlement, summary judgment, or stipulation and that may properly be tried by the MDL Court without a jury, including negligence, gross negligence, or other bases of liability of the various defendants with respect to the issues, and limitation of liability issues.  On June 21, 2013, following the presentation of evidence and pursuant to the MDL Court order, the parties filed post-trial briefs and proposed findings of fact and conclusions of law.  The MDL Court ordered that reply briefs be filed by July 12, 2013.

    If the MDL Court finds in this phase of the trial that we were grossly negligent, we will be exposed to at least three litigation risks: (1) the MDL Court could award punitive damages under general maritime law to plaintiffs who own property damaged by oil and to plaintiffs who are commercial fishermen; (2) the MDL Court could find that our gross negligence voids the release BP gave us in the drilling contract for direct claims by BP, which BP has assigned to the plaintiffs in the BP/PSC settlement; and (3) we could be liable for all other oil pollution damages claims, including claims for natural resource damages, if the MDL Court were to go beyond gross negligence for which we are to be indemnified and find a “core breach” of the drilling contract, or if the court of appeals were to reverse a prior ruling that BP owes us indemnity for these claims even in the event of gross negligence.  Our four pending motions for partial judgment on the pleadings or partial summary judgment, if successful, could reduce or eliminate our exposure to these claims.  A finding of gross negligence against us or against BP or a finding that either we or BP violated certain safety regulations would also result in the removal of the statutory liability caps under OPA.  Under the MDL Court’s present ruling, however, our liability for damages under OPA is limited to damages caused by discharge on or above the surface of the water.

    The MDL Court has scheduled a trial date of September 30, 2013 for the second phase of the trial, which will address conduct related to stopping the release of hydrocarbons between April 22, 2010 and approximately September 19, 2010 and quantify the cumulative discharge of oil caused by the release.  In light of BP’s criminal plea agreement with the DOJ acknowledging that it provided the government with false or misleading information throughout the spill response, we have amended our pleadings to allege as an affirmative defense that BP’s fraud delayed the final capping of the well and that we should not be liable for damages resulting from this delay.

    We can provide no assurances as to the outcome of the trial, as to the timing of any upcoming phase of trial, that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.

    Litigation—As of June 30, 2013, 1,365 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

    Wrongful death and personal injury—As of June 30, 2013, we have been named, along with other unaffiliated defendants, in certain complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death or other personal injuries arising out of the Macondo well incident.  Nine complaints involve fatalities and 63 complaints seek recovery for bodily injuries.  A number of these lawsuits have been settled.  Per the order of the Multidistrict Litigation Panel (“MDL”), all claims but one have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic and punitive damages.  BP, MI-SWACO, Weatherford International Ltd. and Cameron International Corporation (“Cameron”) and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

    Economic loss—As of June 30, 2013, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 921 pending individual complaints as well as 199 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  No classes have been certified at this time.  Most of these actions have either been transferred to or are the subject of motions to transfer to the MDL.  See “—Contractual indemnity.”

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Cross-claims, counter-claims, and third party claims—In April 2011, several defendants in the MDL litigation filed cross-claims or third-party claims against us and certain of our subsidiaries, and other defendants.  BP filed a claim seeking contribution under the OPA and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  Through these claims, BP sought to recover from us damages it has paid or may pay arising from the Macondo well incident.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owned a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron, the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  As part of the BP/PSC Settlement, one or more of these claims against us and certain of our subsidiaries have been assigned to the PSC settlement class.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim against us seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims against us for indemnity and contribution.

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

    Federal securities claims—A federal securities proposed class action is currently pending in the U.S. District Court, Southern District of New York, naming us and former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleges that the joint proxy statement related to our shareholder meeting in connection with our merger with the acquired company violated Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks compensatory and rescissory damages and attorneys’ fees on behalf of itself and the proposed class members.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  On October 4, 2012, the court denied our motion to dismiss the action.  On October 5, 2012, we asked the court to stay the action pending a decision by the Second Circuit Court of Appeals in an unrelated action involving the time period within which Section 14 claims can be filed that could be relevant to the disposition of this case.  On June 27, 2013, the Second Circuit Court of Appeals ruled on the issue in a manner that we believe supports our position that the plaintiff’s existing claims alleged in the action are time-barred.  At our request, the court lifted the stay so that we may seek dismissal of the action.

    Other federal statutes—Several of the claimants have made assertions under the statutes, including the CWA, the Endangered Species Act, the Migratory Bird Treaty Act, the CERCLA and the Emergency Planning and Community Right-to-Know Act.

    Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed by our shareholders naming us as a nominal defendant and certain of our current and former officers and directors as defendants in state district court in Texas.  These cases allege breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking to recover, on behalf of us, damages to the corporation and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Any recovery of the damages or disgorgement by the plaintiffs in these actions would be paid to us.  If the plaintiffs prevail, we could be required to pay plaintiffs’ attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  The two actions have been consolidated before a single judge.  In August 2012, the defendants filed a motion to dismiss the complaint on the ground that if the actions are to proceed they must be maintained in the courts of Switzerland and on the ground that the plaintiffs lack standing to assert the claims alleged.  In December 2012, in response to defendants' motion to dismiss for lack of standing, the plaintiffs dismissed their action without prejudice.  In January 2013, one of the plaintiffs re-filed a complaint that was previously dismissed seeking to recover damages to the corporation and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Defendants filed a motion to dismiss in March 2013.  Briefing on this motion to dismiss was completed on June 27, 2013, and a hearing was scheduled for July 26, 2013.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    U.S. Department of Justice claims—On December 15, 2010, the DOJ filed a civil lawsuit against us and other unaffiliated defendants.  The complaint alleged violations under OPA and the CWA, including claims for per barrel civil penalties of up to $1,100 per barrel or up to $4,300 per barrel if gross negligence or willful misconduct is established, and the DOJ reserved its rights to amend the complaint to add new claims and defendants.  The U.S. government has estimated that up to 4.1 million barrels of oil were discharged and subject to penalties.  The complaint asserted that all defendants named are jointly and severally liable for all removal costs and damages resulting from the Macondo well incident.  In response to the U.S. complaint, BP and Anadarko filed claims seeking contribution from us for any damages for which they may be found liable, including OPA damages.  On December 6, 2011, the DOJ filed a motion for partial summary judgment seeking a ruling that we were jointly and severally liable under OPA, and liable for civil penalties under the CWA, for all of the discharges from the Macondo well on the theory that discharges not only came from the well but also from the blowout preventer and riser, appurtenances of Deepwater Horizon.

    On January 9, 2012, we filed our opposition to the motion and filed a cross-motion for partial summary judgment seeking a ruling that we are not liable for the subsurface discharge of hydrocarbons.  On February 22, 2012, the MDL Court ruled that we are not liable as a responsible party for damages under OPA with respect to the below surface discharges from the Macondo well.  The MDL Court did not rule on whether we could be liable for removal costs to the U.S. or any state or local government as an operator of the Macondo well.  The court also ruled that the below surface discharge was discharged from the well facility, and not from the Deepwater Horizon vessel, within the meaning of the CWA, and that we therefore are not liable for such discharges as an owner of the vessel under the CWA.  However, the MDL Court ruled that the issue of whether we could be held liable for such discharge under the CWA as an operator of the well facility could not be resolved on summary judgment.  We subsequently entered into an agreement with the DOJ regarding liability to the U.S. with respect to its CWA claim through the Consent Decree.  The Consent Decree did not resolve the rights of the U.S. with respect to certain liabilities under OPA for removal costs or natural resources damages.  See “—Macondo well incident settlement obligations”.

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

    Subsequent to the Louisiana filing for declaratory judgment and prior to the tolling of the statute of limitations in April 2013, suits were filed by over 200 state, local and foreign governments, including the U.S. States of Alabama, Florida, Louisiana, Mississippi and Texas; the Mexican States of Veracruz, Quintana Roo and Tamaulipas (“Mexican States”); and by other local governments by and on behalf of multiple towns and parishes.  These governments generally assert claims under OPA, other statutory environmental state claims and various common law claims.  A local government master complaint also was filed in which cities, municipalities, and other local government entities can, and have, joined.  Most of these new government cases, including the suits filed by the attorneys general of Alabama, Florida, Louisiana, Mississippi and Texas, have been transferred to the MDL.

    The Mexican States’ OPA claims were subsequently dismissed for failure to demonstrate that recovery under OPA was authorized by treaty or executive agreement.  However, the Court preserved some of the Mexican States’ negligence and gross negligence claims, but only to the extent there has been a physical injury to a proprietary interest.  As such, the ruling as to the Mexican States is not yet final and not subject to appeal at this time.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    By letter dated May 5, 2010, the Attorneys General of the five Gulf Coast states of Alabama, Florida, Louisiana, Mississippi and Texas informed us that they intend to seek recovery of pollution cleanup costs and related damages arising from the Macondo well incident.  In addition, by letter dated June 21, 2010, the Attorneys General of the 11 Atlantic Coast states of Connecticut, Delaware, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New York, North Carolina, Rhode Island and South Carolina informed us that their states have not sustained any damage from the Macondo well incident but they would like assurances that we will be responsible financially if damages are sustained.  We responded to each letter from the Attorneys General and indicated that we intend to fulfill our obligations as a responsible party for any discharge of oil from Deepwater Horizon on or above the surface of the water, and we assume that the operator will similarly fulfill its obligations under OPA for discharges from the undersea well.

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

    The state, local and foreign government claims include claims under OPA.  On February 22, 2012, the MDL Court ruled that we are not a responsible party under OPA for damages with respect to subsurface discharge from the Macondo well.

    Prior to the expiration of the three-year statute of limitations on April 20, 2013, additional private plaintiffs filed new lawsuits relating to the Macondo well incident.  We are named as a defendant in many but not all of the new lawsuits.  The lawsuits seek recoveries for economic loss and punitive damages and allege claims under OPA, maritime law and state law.  Some of the new lawsuits were filed in the MDL Court, but many were filed in state and federal courts outside of the MDL Court.  Most of these cases have been transferred to the MDL and, consistent with our prior experience, we expect the remaining cases to be transferred to the MDL Court.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

    Our first layer and second layer of excess insurers, each representing $150 million of insurance coverage, filed interpleader actions on June 17, 2011 and July 31, 2012, respectively.  On February 14, 2013, the third and fourth layers, each representing $200 million of insurance coverage, filed interpleader actions substantially similar to the prior filings.  The insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In these actions, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties to the first and second excess insurer interpleader actions have executed protocol agreements to facilitate the reimbursement and funding of settlements of personal injury and fatality claims of our crew and vendors (collectively, “crew claims”) using insurance funds and claims were submitted to the court for review.  Following the court’s determination and approval of the amounts to be paid by the insurers with respect to the crew claims submitted by the parties to date, the first layer of excess insurers made reimbursement payments to the parties for crew claims in the three months ended June 30, 2013.  Parties to the third and fourth excess insurer interpleader actions have agreed to adjourn the deadline for responses to the pleadings to an unspecified date that will follow a decision in another action that pertains to our insurance.

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

    Although we believe we are entitled to contractual defense and indemnity, the operator has sought to avoid its indemnification obligations.  In April 2011, the operator filed a claim seeking a declaration that it is not liable to us in contribution, indemnification, or otherwise.  On November 1, 2011, we filed a motion for partial summary judgment, seeking enforcement of the indemnity obligations for pollution and civil fines and penalties contained in the drilling contract with the operator.  On January 26, 2012, the court ruled that the drilling contract requires the operator to indemnify us for compensatory damages asserted by third parties against us related to pollution that did not originate on or above the surface of the water, even if the claim is the result of our strict liability, negligence, or gross negligence.  The ruling is not currently subject to appeal, but may be appealed once a final judgment in the case is rendered.  The court also held that the operator does not owe us indemnity to the extent that we are held liable for civil penalties under the CWA or for punitive damages, and we have since agreed with the DOJ that we will not seek indemnity or reimbursement of our Consent Decree payments from the operator or the other non-insured defendants named in the complaint by the U.S.  The court deferred ruling on the operator’s argument that we committed a core breach of the drilling contract or otherwise materially increased the operator’s risk or prejudiced its rights so as to vitiate the operator’s indemnity obligations.  Our motion for partial summary judgment and the court’s ruling did not address the issue of contractual indemnity for criminal fines and penalties.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.  Our motion did not ask the court to rule on the validity of BP’s agreement in the drilling contract to release us from any claims asserted by BP itself.  Some courts have held that such agreements will not be enforced if the defendant is found to be grossly negligent.  In May 2013, we filed a motion for partial summary judgment seeking to enforce BP’s agreement to release claims made by BP itself.  The MDL Court has not yet ruled on this motion.

Other legal proceedings
    Brazil Frade field incident—On or about November 7, 2011, oil was released from fissures in the ocean floor in the vicinity of a development well being drilled by Chevron off the coast of Rio de Janeiro in the Frade field with Sedco 706.  The release was ultimately controlled, the well was plugged.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    On or about December 13, 2011, a federal prosecutor in the town of Campos in Rio de Janeiro State filed a civil public action against Chevron and us seeking BRL 20.0 billion, equivalent to approximately $9.0 billion, and seeking a preliminary and permanent injunction preventing Chevron and us from operating in Brazil.  The prosecutor amended the requested injunction on December 15, 2011, to seek to prevent Chevron and us from conducting extraction or transportation activities in Brazil and to seek to require Chevron to stop the release and remediate its effects.  On November 27, 2012, after various appeals related to jurisdiction and to the merits of preliminary injunctions against us and Chevron, the Court of Appeals in Rio de Janeiro ruled unanimously to suspend the preliminary injunction orders against us in this matter.

    The prosecutor has announced that settlement discussions are underway for resolution of the civil proceedings, and the action of the trial court was temporarily suspended pending the settlement discussion.  There can be no assurance that any settlement will be achieved or the timing or terms of such settlement.  If these settlement efforts are not successful, the lawsuit will continue in the trial court, and there remains a risk that the preliminary injunction could be reinstated, or that at the conclusion of the case Brazilian authorities could permanently enjoin us from further operations in Brazil.  If either or both of these events occur, it could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

    On December 21, 2011, a federal police marshal investigating the release filed a report with the federal court in Rio de Janeiro State recommending the indictment of Chevron, us, and 17 individuals, five of whom are our employees.  The report recommended indictment on four counts, three alleging environmental offenses and one alleging false statements by Chevron in connection with its remediation efforts.  On February 19, 2013, the federal court in Rio de Janeiro rejected the charges and denied the criminal indictment of us and five of our employees.  The order dismissing the indictments has subsequently become final.

    The drilling services and charter contracts between Chevron and us provide, among other things, for Chevron to indemnify and defend us for claims based on pollution or contamination originating from below the surface of the water, including claims for control or removal or property loss or damage, including but not limited to third-party claims and liabilities, with an excludable amount of $250,000 per occurrence if the claim arises from our negligence.  We have submitted a claim for indemnity and defense to Chevron under these contracts.  Chevron responded that our request was premature, and requested that we confirm our intent to indemnify and defend Chevron regarding alleged violations of safety regulations aboard Sedco 706 that have resulted in the issuance of notices of infractions and any other claims or liabilities that may fall within our legal obligations.  By letter dated September 6, 2012, Chevron agreed to indemnify us for all claims and liabilities resulting in judgments, awards or other monetary assessments of a strictly compensatory nature for alleged damages arising from pollution or contamination that originated below the surface of the water in connection with the incident.  Chevron has also agreed to assume our defense in the criminal and civil lawsuits and reimburse us for certain defense costs associated with the lawsuits.  We have been engaged in subsequent discussions with Chevron regarding the parameters of Chevron’s agreement and begun making arrangements to receive payment on certain of our claims for indemnity.

    On March 15, 2012, Chevron publicly announced that it had identified a new sheen in Frade field whose source was determined to be seepage from an 800-meter fissure 3 kilometers away from the location of the November 2011 incident.  Chevron and the Brazilian National Agency of Petroleum have publicly stated that, while further studies are being conducted, the new seepage, which was estimated by Chevron, at the time, to be five liters, is now believed to be unrelated to the November 2011 incident.

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

    On or about April 3, 2012, the same federal prosecutor who filed the original civil public action and the criminal indictments filed a new civil public action against Chevron and us in federal court in Campos.  This lawsuit alleges the new seepage discovered in March 2012 is related to the November 2011 incident and release.  The lawsuit seeks an additional BRL 20.0 billion, equivalent to approximately $9.0 billion, in damages.  We were served in this matter on April 12, 2013, and our defense was filed on May 14, 2013.

    Additional private civil lawsuits have been filed against Chevron and us in various states and counties within Brazil.  The approximately 230 private lawsuits allege moral damages of between $12,000 and $35,000 each and contain substantially identical allegations that the alleged pollution from the incident prevented the claimants from fishing.  We are in various stages in defense of these lawsuits and are submitting claims to Chevron for indemnity and defense in each case.

    We are working toward resolving all valid claims that are brought based on the incidents and will vigorously defend any claims that may not be resolved.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  Each individual plaintiff was subsequently required to file a separate lawsuit, and the original 21 multi-plaintiff complaints were then dismissed by the Circuit Courts.  We have or may have an indirect interest in a total of 22 cases.  The complaints generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  All of these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the court to reside over all the cases, and of the 17 cases in which we are a named defendant, only one has been scheduled for trial and pre-trial discovery, which was scheduled to take place in 2013.  In that case, we recently were able to present a variety of pre-trial defense motions challenging the plaintiff’s evidence and resulting in a negotiated settlement for a nominal sum in the first quarter of 2013.  In 2011, the Special Master issued a ruling that a Jones Act employer defendant, such as us, cannot be sued for punitive damages, and this ruling has now been obtained in three of our 17 cases.  To date, seven of the 769 cases have gone to trial against defendants who allegedly manufactured or distributed drilling mud additives.  None of these cases have involved an individual Jones Act employer, and we have not been a defendant in any of these cases.  Two of the cases resulted in defense verdicts, and one case ended with a hung jury.  Four cases resulted in verdicts for the plaintiff.  Because the jury awarded punitive damages, two of these cases resulted in a substantial verdict in favor of the plaintiff; however, the trial court has since vacated both of these verdicts.  The first plaintiff verdict was vacated on the basis that the plaintiff failed to meet its burden of proof.  While the court’s decision is consistent with our general evaluation of the strength of these cases, it is currently being reviewed on appeal.  The second plaintiff verdict was vacated because the presiding judge was removed from hearing any asbestos cases due to a conflict of interest, but when this case ultimately went to trial earlier this year, it resulted in a defense verdict.  The two remaining plaintiff verdicts are under appeal by the defendants.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

    One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2013, the subsidiary was a defendant in approximately 889 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 1,880 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990.  Through June 30, 2013, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

    Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 509 million, equivalent to approximately $228 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

    Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 503 million, equivalent to approximately $226 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 32 million, equivalent to approximately $14 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities is possible.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Other matters—We are involved in various tax matters, various regulatory matters, and a number of claims and lawsuits, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending or threatened litigation.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Retained risk
    Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of June 30, 2013, the insured value of our drilling rig fleet was approximately $27.3 billion, excluding our rigs under construction.

    We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal expenses.  We have elected to self-insure operators extra expense coverage for ADTI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of a contractually agreed amount, generally $50 million.

    Hull and machinery coverage—At June 30, 2013, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also have coverage in an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate damage to a rig and wreck removal.  Any excess wreck removal costs are generally covered to the extent of our remaining excess liability coverage.

    Excess liability coverage—At June 30, 2013, we carried $820 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we have retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retain the risk for any liability losses in excess of $870 million.

    Other insurance coverage—At June 30, 2013, we also carried $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we may have legal or contractual liability arising from our gross negligence or willful misconduct.

Letters of credit and surety bonds
    At June 30, 2013 and December 31, 2012, we had outstanding letters of credit totaling $552 million and $522 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $102 million and $113 million, respectively, that we agreed to retain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).

    As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At June 30, 2013 and December 31, 2012, we had outstanding surety bonds totaling $8 million and $11 million, respectively.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

    On March 29, 2012, Quantum elected to exchange its interest in TPDI for our shares, net of Quantum’s share of TPDI’s indebtedness, as defined in the put option agreement.  Quantum had the right, prior to settlement of this transaction, to change its election to cash, net of Quantum’s share of TPDI’s indebtedness.

    Through settlement of the exchange transaction on May 31, 2012, we measured the carrying amount of Quantum’s interest at its estimated fair value resulting in a cumulative adjustment of $25 million to increase the liability with corresponding adjustments to other expense on our condensed consolidated statement of operations.  On May 31, 2012, we issued 8,695,351 shares to Quantum in a non-cash exchange for its interest in TPDI to satisfy our obligation, resulting in an adjustment of $134 million and $233 million to shares and additional paid-in capital, respectively.  The adjustment included the extinguishment of $148 million of TPDI Notes payable to Quantum and accrued and unpaid interest of $16 million.  As a result of this transaction, TPDI became our wholly owned subsidiary.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 15—Shareholders’ Equity

    Distribution of qualifying additional paid-in capital—In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments of $0.56 per outstanding share, subject to certain limitations.  In May 2013, we recognized a liability of $816 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 19, 2013, we paid the first installment in the aggregate amount of $204 million to shareholders of record and directors and employees holding unvested deferred units as of May 31, 2013.  At June 30, 2013, the carrying amount of the unpaid distribution payable was $612 million.

    In May 2011, at our annual general meeting, our shareholders approved the distribution of additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.16 per outstanding share, payable in four equal installments of $0.79 per outstanding share, subject to certain limitations.  On March 21, 2012, we paid the final installment in the aggregate amount of $278 million to shareholders of record and directors and employees holding unvested deferred units as of February 24, 2012.

    Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At June 30, 2013 and December 31, 2012, our subsidiary held 10.6 million and 11.5 million shares, respectively.

    Accumulated other comprehensive loss—For the three and six months ended June 30, 2013 and 2012, the changes in accumulated other comprehensive loss, presented net of tax, were as follows (in millions):

	Three months ended June 30, 2013				Three months ended June 30, 2012
	Defined benefit pension plans	Derivative instruments	Marketable securities	Total	Defined benefit pension plans	Derivative instruments	Marketable securities	Total
Balance, beginning of period	$(533)	$(7)	$—	$(540)	$(517)	$(12)	$(2)	$(531)
Other comprehensive income (loss) before reclassifications	84	(1)	—	83	1	(2)	—	(1)
Reclassifications to net income	12	11	—	23	10	6	—	16
Other comprehensive income, net	96	10	—	106	11	4	—	15
Balance, end of period	$(437)	$3	$—	$(434)	$(506)	$(8)	$(2)	$(516)

	Six months ended June 30, 2013				Six months ended June 30, 2012
	Defined benefit pension plans	Derivative instruments	Marketable securities	Total	Defined benefit pension plans	Derivative instruments	Marketable securities	Total
Balance, beginning of period	$(511)	$(10)	$—	$(521)	$(501)	$7	$(2)	$(496)
Reclassification from redeemable noncontrolling interest	—	—	—	—	—	(17)	—	(17)
Other comprehensive income (loss) before reclassifications	49	(5)	—	44	(27)	(1)	—	(28)
Reclassifications to net income	25	18	—	43	22	3	—	25
Other comprehensive income (loss), net	74	13	—	87	(5)	(15)	—	(20)
Balance, end of period	$(437)	$3	$—	$(434)	$(506)	$(8)	$(2)	$(516)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Significant reclassifications from accumulated other comprehensive income to net income included the following (in millions):

	Statement of operations	Three months ended June 30,		Six months ended June 30,
	classification	2013	2012	2013	2012
Defined benefit pension plans
Actuarial losses		$14	$11	$28	$22
Prior service costs		(1)	(1)	(1)	(1)
Settlements and curtailments		—	—	—	2
Total amortization, before income taxes	Net periodic benefit costs (a)	13	10	27	23
Income tax benefit	Income tax expense	(1)	—	(2)	(1)
Total amortization, net of income taxes		$12	$10	$25	$22

____________________________________
(a)
We recognize the amortization of accumulated other comprehensive income components related to defined benefit pension plans in net periodic benefit costs.  In the three and six months ended June 30, 2013, the amortization components of our net periodic benefit costs were $10 million and $21 million, recorded in operating and maintenance costs, and $3 million and $6 million, recorded in general and administrative costs, respectively.  In the three and six months ended June 30, 2012, the amortization components of our net periodic benefit costs were $8 million and $17 million, recorded in operating and maintenance costs, and $2 million and $6 million, recorded in general and administrative costs, respectively.  See Note 12—Postemployment Benefit Plans.

Note 16—Financial Instruments

    The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$3,357	$3,357	$5,134	$5,134
Notes and other loans receivable	103	103	142	142
Preference shares	—	—	196	196
Restricted cash investments	695	729	857	903
Long-term debt, including current maturities	10,621	11,630	12,268	13,899
Long-term debt of consolidated variable interest entities, including current maturities	178	178	191	191
Derivative instruments, assets	—	—	8	8
Derivative instruments, liabilities	—	—	15	15

    We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions.

    Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At June 30, 2013 and December 31, 2012, the aggregate carrying amount of our cash equivalents was $2.5 billion and $4.2 billion, respectively.

    Notes and other loans receivable—We hold certain notes and other loans receivable, which originated in connection with certain asset dispositions and supplier advances.  The carrying amount represents the amortized cost of our investments, which approximates the estimated fair value.  We measured the estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings of the borrowers.  At June 30, 2013, the aggregate carrying amount of our notes receivable and other loans receivable was $103 million, including $6 million and $97 million recorded in other current assets and other assets, respectively.  At December 31, 2012, the aggregate carrying amount of our notes receivable and other loans receivable was $142 million, including $35 million and $107 million recorded in other current assets and other assets, respectively.

    Preference shares—We held preference shares of one of Shelf Drilling’s parent companies.  The carrying amount of the preference shares represents the historical cost of our investment, as the preference shares do not have a readily determinable fair value.  We measured the estimated fair value of the Shelf Drilling preference shares using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings and financial position of the investee.  At December 31, 2012, the aggregate carrying amount of the preference shares, excluding the balance associated with the embedded derivatives, was $196 million recorded in other assets.  In June 2013, we sold the preference shares to an unaffiliated party for cash proceeds of $185 million.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Restricted cash investments—The carrying amount of the Aker Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Aker Restricted Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At June 30, 2013 and December 31, 2012, the aggregate carrying amount of the Aker Restricted Cash Investments was $661 million and $797 million, respectively.  At June 30, 2013 and December 31, 2012, the estimated fair value of the Aker Restricted Cash Investments was $695 million and $843 million, respectively.

    The carrying amount of the restricted cash investments for the TPDI Credit Facilities, the ADDCL Credit Facilities and other obligations approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  At June 30, 2013, the aggregate carrying amount of the restricted cash investments for the ADDCL Credit Facilities and other obligations was $34 million.  At December 31, 2012, the aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities, the ADDCL Credit Facilities and other obligations was $60 million.

    Debt—We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At June 30, 2013 and December 31, 2012, the aggregate carrying amount of our fixed-rate debt was $10.6 billion and $11.7 billion, respectively.  At June 30, 2013 and December 31, 2012, the aggregate estimated fair value of our fixed-rate debt was $11.6 billion and $13.3 billion, respectively.

    The carrying amount of our variable-rate debt approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayment.  We measured the estimated fair value of our variable-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At June 30, 2013, we did not have any variable-rate debt.  At December 31, 2012, the aggregate carrying amount of our variable-rate debt was $579 million.

    Debt of consolidated variable interest entities—The carrying amount of the variable-rate debt of our consolidated variable interest entities approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayments.  We measured the estimated fair value of the debt of our consolidated variable interest entities using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At June 30, 2013 and December 31, 2012, the aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities was $178 million and $191 million, respectively.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    The condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the subsidiaries operated as independent entities (in millions):

	Three months ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,403	$(6)	$2,397
Cost and expenses	17	1	1,744	(6)	1,756
Loss on impairment	—	—	(37)	—	(37)
Loss on disposal of assets, net	—	—	(2)	—	(2)
Operating income (loss)	(17)	(1)	620	—	602

Other income (expense), net
Interest expense, net	(3)	(129)	(3)	—	(135)
Equity in earnings	327	469	—	(796)	—
Other, net	—	(5)	(11)	—	(16)
	324	335	(14)	(796)	(151)
Income from continuing operations before income tax expense	307	334	606	(796)	451
Income tax expense	—	—	130	—	130
Income from continuing operations	307	334	476	(796)	321
Gain (loss) from discontinued operations, net of tax	—	(25)	15	—	(10)

Net Income	307	309	491	(796)	311
Net income attributable to noncontrolling interest	—	—	4	—	4
Net income attributable to controlling interest	307	309	487	(796)	307

Other comprehensive income before income taxes	—	93	14	—	107
Income taxes related to other comprehensive loss	—	—	(1)	—	(1)
Other comprehensive income, net of income taxes	—	93	13	—	106

Total comprehensive income	307	402	504	(796)	417
Total comprehensive income attributable to noncontrolling interest	—	—	4	—	4
Total comprehensive income attributable to controlling interest	$307	$402	$500	$(796)	$413

	Three months ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,335	$(6)	$2,329
Cost and expenses	21	1	2,448	(6)	2,464
Loss on impairment	—	—	—	—	—
Loss on disposal of assets, net	—	—	(7)	—	(7)
Operating loss	(21)	(1)	(120)	—	(142)

Other income (expense), net
Interest expense, net	(4)	(139)	(27)	—	(170)
Equity in earnings	(279)	(186)	—	465	—
Other, net	—	18	(24)	—	(6)
	(283)	(307)	(51)	465	(176)
Loss from continuing operations before income tax expense	(304)	(308)	(171)	465	(318)
Income tax benefit	—	—	(15)	—	(15)
Loss from continuing operations	(304)	(308)	(156)	465	(303)
Loss from discontinued operations, net of tax	—	—	—	—	—

Net loss	(304)	(308)	(156)	465	(303)
Net income attributable to noncontrolling interest	—	—	1	—	1
Net loss attributable to controlling interest	(304)	(308)	(157)	465	(304)

Other comprehensive income before income taxes	1	7	6	—	14
Income taxes related to other comprehensive loss	—	—	1	—	1
Other comprehensive income, net of income taxes	1	7	7	—	15

Total comprehensive loss	(303)	(301)	(149)	465	(288)
Total comprehensive income attributable to noncontrolling interest	—	—	1	—	1
Total comprehensive loss attributable to controlling interest	$(303)	$(301)	$(150)	$465	$(289)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Six months ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$4,605	$(11)	$4,594
Cost and expenses	26	5	3,453	(11)	3,473
Loss on impairment	—	—	(37)	—	(37)
Loss on disposal of assets, net	—	—	(9)	—	(9)
Operating income (loss)	(26)	(5)	1,106	—	1,075

Other income (expense), net
Interest expense, net	(6)	(266)	(3)	—	(275)
Equity in earnings	660	941	—	(1,601)	—
Other, net	—	5	(22)	—	(17)
	654	680	(25)	(1,601)	(292)
Income from continuing operations before income tax expense	628	675	1,081	(1,601)	783
Income tax expense	—	—	149	—	149
Income from continuing operations	628	675	932	(1,601)	634
Gain (loss) from discontinued operations, net of tax	—	(55)	45	—	(10)

Net Income	628	620	977	(1,601)	624
Net loss attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income attributable to controlling interest	628	620	981	(1,601)	628

Other comprehensive income (loss) before income taxes	(6)	72	22	—	88
Income taxes related to other comprehensive loss	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	(6)	72	22	—	88

Total comprehensive income	622	692	999	(1,601)	712
Total comprehensive loss attributable to noncontrolling interest	—	—	(3)	—	(3)
Total comprehensive income attributable to controlling interest	$622	$692	$1,002	$(1,601)	$715

	Six months ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$4,450	$(11)	$4,439
Cost and expenses	32	2	4,037	(11)	4,060
Loss on impairment	—	—	(140)	—	(140)
Loss on disposal of assets, net	—	—	(10)	—	(10)
Operating income (loss)	(32)	(2)	263	—	229

Other income (expense), net
Interest expense, net	(7)	(273)	(55)	—	(335)
Equity in earnings	(255)	(16)	—	271	—
Other, net	—	9	(33)	—	(24)
	(262)	(280)	(88)	271	(359)
Income (loss) from continuing operations before income tax expense	(294)	(282)	175	271	(130)
Income tax expense	—	—	19	—	19
Income (loss) from continuing operations	(294)	(282)	156	271	(149)
Loss from discontinued operations, net of tax	—	—	(136)	—	(136)

Net income (loss)	(294)	(282)	20	271	(285)
Net income attributable to noncontrolling interest	—	—	9	—	9
Net income (loss) attributable to controlling interest	(294)	(282)	11	271	(294)

Other comprehensive income (loss) before income taxes	(4)	—	3	—	(1)
Income taxes related to other comprehensive loss	—	—	(2)	—	(2)
Other comprehensive income (loss), net of income taxes	(4)	—	1	—	(3)

Total comprehensive income (loss)	(298)	(282)	21	271	(288)
Total comprehensive income attributable to noncontrolling interest	—	—	9	—	9
Total comprehensive income (loss) attributable to controlling interest	$(298)	$(282)	$12	$271	$(297)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$1	$1,692	$1,664	$—	$3,357
Other current assets	8	2,298	3,514	(2,311)	3,509
Total current assets	9	3,990	5,178	(2,311)	6,866

Property and equipment, net	—	—	21,056	—	21,056
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	17,142	28,684	—	(45,826)	—
Other assets	—	1,993	18,586	(19,273)	1,306
Total assets	17,151	34,667	47,807	(67,410)	32,215

Liabilities and equity
Debt due within one year	—	—	191	—	191
Other current liabilities	629	473	4,813	(2,311)	3,604
Total current liabilities	629	473	5,004	(2,311)	3,795

Long-term debt	801	17,734	11,346	(19,273)	10,608
Other long-term liabilities	39	365	1,744	—	2,148
Total long-term liabilities	840	18,099	13,090	(19,273)	12,756

Commitments and contingencies

Total equity	15,682	16,095	29,713	(45,826)	15,664
Total liabilities and equity	$17,151	$34,667	$47,807	$(67,410)	$32,215

	December 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$24	$3,155	$1,955	$—	$5,134
Other current assets	7	1,901	3,852	(2,247)	3,513
Total current assets	31	5,056	5,807	(2,247)	8,647

Property and equipment, net	—	—	20,880	—	20,880
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	16,354	27,933	—	(44,287)	—
Other assets	—	1,804	18,244	(18,307)	1,741
Total assets	16,385	34,793	47,918	(64,841)	34,255

Liabilities and equity
Debt due within one year	—	564	803	—	1,367
Other current liabilities	13	632	5,698	(2,247)	4,096
Total current liabilities	13	1,196	6,501	(2,247)	5,463

Long-term debt	594	17,772	11,033	(18,307)	11,092
Other long-term liabilities	33	454	1,483	—	1,970
Total long-term liabilities	627	18,226	12,516	(18,307)	13,062

Commitments and contingencies

Total equity	15,745	15,371	28,901	(44,287)	15,730
Total liabilities and equity	$16,385	$34,793	$47,918	$(64,841)	$34,255

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Six months ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(26)	$(340)	$888	$—	$522

Cash flows from investing activities
Capital expenditures	—	—	(840)	—	(840)
Proceeds from disposal of assets, net	—	—	4	—	4
Proceeds from disposal of discontinued operations, net	—	—	63	—	63
Proceeds from sale of preference shares	—	185	—	—	185
Investing activities with affiliates, net	—	(700)	(204)	904	—
Other, net	—	—	12	—	12
Net cash used in investing activities	—	(515)	(965)	904	(576)

Cash flows from financing activities
Repayments of debt	—	(562)	(1,034)	—	(1,596)
Proceeds from restricted cash investments	—	—	206	—	206
Deposits to restricted cash investments	—	—	(104)	—	(104)
Distribution of qualifying additional paid-in capital	(204)	—	—	—	(204)
Financing activities with affiliates, net	207	(33)	730	(904)	—
Other, net	—	(13)	(12)	—	(25)
Net cash provided by (used in) financing activities	3	(608)	(214)	(904)	(1,723)

Net decrease in cash and cash equivalents	(23)	(1,463)	(291)	—	(1,777)
Cash and cash equivalents at beginning of period	24	3,155	1,955	—	5,134
Cash and cash equivalents at end of period	$1	$1,692	$1,664	$—	$3,357

	Six months ended June 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(31)	$(570)	$1,600	$—	$999

Cash flows from investing activities
Capital expenditures	—	—	(445)	—	(445)
Capital expenditures for discontinued operations	—	—	(51)	—	(51)
Proceeds from disposal of assets, net	—	—	8	—	8
Proceeds from disposal of assets in discontinued operations, net	—	—	194	—	194
Investing activities with affiliates, net	—	(1,816)	(2,269)	4,085	—
Other, net	—	19	6	—	25
Net cash used in investing activities		(1,797)	(2,557)	4,085	(269)

Cash flows from financing activities
Change in short-term borrowings, net	—	—	(260)	—	(260)
Repayments of debt	—	(30)	(290)	—	(320)
Proceeds from restricted cash investments	—	—	192	—	192
Deposits to restricted cash investments	—	—	(116)	—	(116)
Distribution of qualifying additional paid-in capital	(278)	—	—	—	(278)
Financing activities with affiliates, net	325	1,819	1,941	(4,085)	—
Other, net	—	(9)	8	—	(1)
Net cash provided by (used in) financing activities	47	1,780	1,475	(4,085)	(783)

Net increase (decrease) in cash and cash equivalents	16	(587)	518	—	(53)
Cash and cash equivalents at beginning of period	3	2,793	1,221	—	4,017
Cash and cash equivalents at end of period	$19	$2,206	$1,739	$—	$3,964

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

▪	the cost and timing of acquisitions and the proceeds and timing of dispositions,

▪	the results and timing of our organizational efficiency initiative, including related costs and expenses,

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
    Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪
those described under “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2012, and those described under “Item 1A. Risk Factors” in Part II of this report,

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

Business

    Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 30, 2013, we owned or had partial ownership interests in and operated 80 mobile offshore drilling units associated with our continuing operations.  As of July 30, 2013, our fleet consisted of 46 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 23 Midwater Floaters, and 11 High-Specification Jackups.  At July 30, 2013, we also had six Ultra-Deepwater drillships and one High-Specification Jackup under construction or under contract to be constructed.

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

Significant Events

    Distribution of qualifying additional paid-in capital—In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments, subject to certain limitations.  In May 2013, we recognized a liability of $816 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 19, 2013, we paid the first installment in the aggregate amount of $204 million to shareholders of record and holders of participating shares as of May 31, 2013.  See “—Liquidity and Capital Resources—Sources and uses of liquidity”.

    Organizational efficiency initiative—During the six months ended June 30, 2013, we committed to a plan to improve the organizational efficiency of our shore-based support activities worldwide.  We believe this organizational efficiency initiative will result in our achieving significant annualized savings in future periods associated with the streamlining of certain shore-based business functions and processes and the elimination of certain processes, programs and tasks that we do not consider central to supporting our core business.  See “—Outlook—Organizational efficiency initiative.”

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

   Debt repayment—In June 2013, we repaid the $735 million of borrowings outstanding under the TPDI Credit Facilities and terminated the TPDI Credit Facilities.

    On March 6, 2013, we redeemed the FRN Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “FRN Callable Bonds”) and the 11% Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “11% Callable Bonds,” and together with the FRN Callable Bonds, the “Callable Bonds”), with the aggregate outstanding principal amounts of NOK 940 million and NOK 560 million, equivalent to $164 million and $98 million, respectively, using an exchange rate of NOK 5.73 to $1.00.  In connection with the redemption, we made an aggregate cash payment of NOK 1,567 million, equivalent to $273 million.

    On February 7, 2013, we redeemed the remaining $62 million aggregate principal amount of the Series C Convertible Senior Notes for an aggregate cash payment of $62 million.

    During the six months ended June 30, 2013, we repaid the outstanding $250 million and $500 million aggregate principal amount of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013, respectively, as of the stated maturity dates.

    See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

    Fleet expansion—During the six months ended June 30, 2013, we completed construction of the High-Specification Jackups Transocean Andaman and Transocean Siam Driller, which have commenced operations under their contracts.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

    Dispositions—Subsequent to June 30, 2013, in connection with our efforts to dispose of non-strategic assets, we entered into agreements to sell the Deepwater Floaters Sedco 709 and Transocean Richardson and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703.  See "—Liquidity and Capital Resources—Drilling fleet."

    Shelf Drilling preference shares—In June 2013, we completed the sale of the Shelf Drilling preference shares and received cash proceeds of $185 million and recognized a loss of $10 million associated with the sale.

    Discontinued operations—During the six months ended June 30, 2013, we completed the sales of D.R. Stewart, GSF Adriatic VIII and Interocean III along with related equipment.  In connection with the sales of these assets, we received aggregate cash proceeds of $63 million, and we recognized an aggregate net gain of $15 million.  See “—Operating Results—Discontinued operations.”

Outlook

    Drilling market—We expect the commodity pricing underlying the exploration and production programs of our customers to continue to support contracting opportunities for all asset classes within our drilling fleet in the year ending December 31, 2013.  As of July 17, 2013, the contract backlog for our continuing operations was $27.3 billion compared to $28.5 billion as of April 18, 2013.

    Following the Macondo well incident, the U.S. government implemented enhanced regulations related to offshore drilling in the U.S. Gulf of Mexico, which require operators to submit applications for new drilling permits that demonstrate compliance with such enhanced regulations.  The enhanced regulations require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  The voluntary application by some of our customers of such third-party inspections and certifications of well control equipment operating outside the U.S. Gulf of Mexico has caused and may continue to cause us to experience additional out of service time and incur additional maintenance costs.  We have entered into a consent decree with the DOJ that also requires us to undertake certain inspections and certifications beyond current legal standards.  Although the enhanced regulations and additional maintenance requirements have affected our revenues, costs and out of service time, we are unable to predict, with certainty, the magnitude with which these matters will continue to impact our operations.

    Fleet status—As of July 17, 2013, uncommitted fleet rates for the remainder of 2013, 2014, 2015, 2016 and 2017 were as follows:

	2013	2014	2015	2016	2017
Uncommitted fleet rate (a)
High-Specification Floaters	10%	34%	62%	75%	84%
Midwater Floaters	28%	38%	61%	93%	100%
High-Specification Jackups	17%	35%	61%	78%	83%
____________________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of available rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

    As of July 17, 2013, we had seven existing contracts associated with our continuing operations that had fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we are uncertain whether these options will be exercised by our customers in 2013.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

    High-Specification Floaters—During the second quarter of 2013, 19 contracts for Ultra-Deepwater Floaters were entered into worldwide, including four contracts and one extension of an existing contract for our fleet.  Our Ultra-Deepwater Floater fleet has three units with remaining availability in 2013.  We expect continued customer demand for the Ultra-Deepwater Fleet to support high rig utilization rates and provide opportunities to absorb the near-term supply in 2013.  The Deepwater Floater fleet rig utilization rate for the industry improved slightly during the second quarter of 2013 with 11 contracts entered into worldwide, including two contracts for our Deepwater Floater fleet.  Our Deepwater Floater fleet has four units with remaining availability in 2013.  The pace of tendering continues to be steady, and we are in active discussions with our customers for certain units that are available in 2013.  As of July 17, 2013, we had 38 of our 46 High-Specification Floaters contracted through the end of 2013.  Although we believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet, we expect to see a flattening of dayrates and more competition for term opportunities in the short term.

    Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 23 semisubmersible rigs, has continued to increase in the U.K. and Norway with multiple customers interested in available rigs.  We entered into four contracts for our Midwater Floater fleet in the second quarter of 2013.  Based on the customer demand, we continue to believe that we could have new opportunities to extend the contracts on our active fleet available in 2013 and 2014 and return one currently idle Midwater Floater to work in the U.K.  The tendering pace and expected demand outside of the U.K. and Norway has slowed, notably in Brazil, which could have an impact on global utilization and dayrates for this asset class in 2013.

    High-Specification Jackups—Our High-Specification Jackup fleet continues to benefit from the interest of our customers, evidenced by one drilling contract signed in the second quarter of 2013.  We believe that the currently high rig utilization rates will continue to prevail and increased tendering and contracting activity to continue through 2013 and into 2014.  As of July 17, 2013, two of our existing 11 High-Specification Jackups had availability in 2013.

    Operating results—We expect our total revenues for the year ending December 31, 2013 to be higher than our total revenues for the year ended December 31, 2012, primarily due to increased dayrates, fewer expected out of service and idle days and increased drilling activity associated with our four newbuild High-Specification Jackups placed or to be placed into service in 2012 and 2013.  We are unable to predict, with certainty, the full impact that the enhanced regulations and other matters, described under “—Drilling market”, will have on our operations for the year ending December 31, 2013 and beyond.

    After adjusting for loss contingencies recognized in the year ended December 31, 2012, we expect our total operating and maintenance expenses for the year ending December 31, 2013 to be higher than our total operating and maintenance expenses for the year ended December 31, 2012, primarily due to higher costs and expenses for normal inflationary trends for personnel, maintenance and other operating costs, increased shipyard costs and increased drilling activity associated with our four newbuild High-Specification Jackups placed or to be placed into service in 2012 and 2013.  Our projected operating and maintenance expenses for the year ending December 31, 2013 are subject to change and could be affected by actual activity levels, changes in shipyard timing, rig reactivations, duration of organizational efficiency initiative, the enhanced regulations and other matters described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation above expectations, as well as other factors.

    Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  See “—Contingencies—Macondo well incident.”

    In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience unfavorable changes to actual or anticipated dayrates or other impairment indicators, we may be required to recognize losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.  At June 30, 2013, the carrying amount of our property and equipment was $21.1 billion, representing 65 percent of our total assets.  See “—Critical Accounting Policies and Estimates.”

    Organizational efficiency initiative—During the six months ended June 30, 2013, we committed to a plan to improve the organizational efficiency of our shore-based support activities worldwide.  We believe this organizational efficiency initiative will result in our achieving significant annualized savings in future periods associated with the streamlining of certain shore-based business functions and processes and the elimination of certain processes, programs and tasks that we do not consider central to supporting our core business.  We have identified certain shore-based positions that will be eliminated as a result of the initiative.  We do not expect to realize a material benefit from the organizational efficiency initiative in the year ending December 31, 2013, as any reduction in costs is expected to be at least partially offset by restructuring costs and expenses recognized in the period.

    In connection with this initiative, we established certain one-time termination benefit plans for shore-based employees in the U.S. and the U.K. and for shore-based expatriate resident employees worldwide that were or are expected to be involuntarily terminated during the period from May 2013 through December 31, 2014.  In the three and six months ended June 30, 2013, we recognized $10 million of expense associated with severance-related costs under these one-time termination benefit plans.

    Additionally, in the three and six months ended June 30, 2013, we recognized $10 million of costs associated with previously established compensatory plans that offer end of service arrangements and the accelerated recognition for share-based compensation costs under our long-term incentive plan.  In connection with our organizational efficiency initiative, in the second half of the year ending December 31, 2013, we expect to incur approximately $30 million of incremental costs associated with one-time termination benefit plans, other severance-related compensation, accelerated share-based compensation under our long-term incentive plan and the termination of executory agreements related to closing certain shore-based facilities.  We could recognize additional costs associated with our organizational efficiency initiative as we implement further restructuring activities in the years ending December 31, 2013 and 2014.

Performance and Other Key Indicators

    Contract backlog—The contract backlog for our contract drilling services segment was as follows:

	July 17, 2013	April 18, 2013	February 14, 2013
Contract backlog (a)	(in millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$18,788	$19,201	$19,144
Deepwater Floaters	1,758	1,970	2,127
Harsh Environment Floaters	1,563	1,968	1,942
Total High-Specification Floaters	22,109	23,139	23,213
Midwater Floaters	3,862	3,895	4,145
High-Specification Jackups	1,306	1,445	1,486
Total	$27,277	$28,479	$28,844
____________________________________
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

    Average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	June 30, 2013	March 31, 2013	June 30, 2012
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$507,600	$457,800	$493,200
Deepwater Floaters	351,800	327,600	353,300
Harsh Environment Floaters	447,500	454,400	424,500
Total High-Specification Floaters	464,200	429,900	448,600
Midwater Floaters	301,100	291,800	265,700
High-Specification Jackups	165,800	163,000	132,900
Total fleet average daily revenue	382,900	361,200	371,000
____________________________________
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

    Revenue efficiency—The revenue efficiency rates for our contract drilling services segment were as follows:

	Three months ended
	June 30, 2013	March 31, 2013	June 30, 2012
Revenue efficiency (a)
High-Specification Floaters
Ultra-Deepwater Floaters	91%	84%	92%
Deepwater Floaters	92%	86%	95%
Harsh Environment Floaters	98%	98%	98%
Total High-Specification Floaters	92%	86%	94%
Midwater Floaters	95%	92%	88%
High-Specification Jackups	99%	96%	94%
Total fleet average revenue efficiency	93%	88%	93%
____________________________________
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

    Rig utilization—The rig utilization rates for our contract drilling services segment were as follows:

	Three months ended
	June 30, 2013	March 31, 2013	June 30, 2012
Rig utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	96%	94%	94%
Deepwater Floaters	64%	62%	64%
Harsh Environment Floaters	100%	99%	98%
Total High-Specification Floaters	88%	86%	85%
Midwater Floaters	56%	65%	58%
High-Specification Jackups	100%	92%	88%
Total fleet average utilization	80%	80%	77%
____________________________________
(a)	Rig utilization is defined as the total number of operating days divided by the total number of available rig calendar days in the measurement period, expressed as a percentage.

    Our rig utilization declines as a result of idle and stacked rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale.

Operating Results

Three months ended June 30, 2013 compared to three months ended June 30, 2012
    The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for a definition of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2013	2012	Change	% Change
	(In millions, except day amounts and percentages)
Operating days	6,043	5,829	214	4%
Average daily revenue	$382,900	$371,000	$11,900	3%
Revenue efficiency	93%	93%
Rig utilization	80%	77%

Contract drilling revenues	$2,321	$2,174	$147	7%
Other revenues	76	155	(79)	(51)%
	2,397	2,329	68	3%
Operating and maintenance expense	(1,393)	(2,105)	712	(34)%
Depreciation	(286)	(280)	(6)	2%
General and administrative expense	(77)	(79)	2	(3)%
Loss on impairment	(37)	—	(37)	n/m
Loss on disposal of assets, net	(2)	(7)	5	(71)%
Operating income (loss)	602	(142)	744	n/m
Other income (expense), net
Interest income	11	13	(2)	(15)%
Interest expense, net of amounts capitalized	(146)	(183)	37	(20)%
Other, net	(16)	(6)	(10)	n/m
Income (loss) from continuing operations before income tax expense	451	(318)	769	n/m
Income tax benefit (expense)	(130)	15	(145)	n/m
Income (loss) from continuing operations	321	(303)	624	n/m
Loss from discontinued operations, net of tax	(10)	—	(10)	n/m
Net income (loss)	311	(303)	614	n/m
Net income attributable to noncontrolling interest	4	1	3	n/m
Net income (loss) attributable to controlling interest	$307	$(304)	$611	n/m
____________________________________
“n/m” means not meaningful

    Operating revenues—Contract drilling revenues increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to the following:  (a) approximately $90 million of increased revenues due to improved dayrates, (b) approximately $70 million of increased revenues due to greater rig utilization caused by less time dedicated to shipyard projects, (c) approximately $25 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2012 and the six months ended June 30, 2013 and (d) approximately $10 million of increased revenues due to improved revenue efficiency in the three months ended June 30, 2013.  These increases were partially offset by approximately $45 million of decreased revenues due to reduced rig utilization caused by increased rig idle time in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

    Other revenues decreased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to reduced activity of our drilling management services.

Costs and expenses—Excluding the loss of $750 million associated with contingencies related to the Macondo well incident recognized in the three months ended June 30, 2012, operating and maintenance expense increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to the following: (a) approximately $80 million of increased costs and expenses due to greater rig utilization and (b) approximately $15 million of increased costs and expenses associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2012 and the six months ended June 30, 2013.  These increases were partially offset by approximately $80 million of decreased costs and expenses associated with reduced activity of our drilling management services.

    In the three months ended June 30, 2013, we recognized an aggregate loss of $37 million associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, all of which were classified as assets held for sale at the time of impairment.

    Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to $45 million of decreased interest expense associated with debt repaid or repurchased subsequent to the three months ended June 30, 2012, partially offset by $12 million of increased interest expense associated with debt issued subsequent to the three months ended June 30, 2012.

    In the three months ended June 30, 2013, we recognized $16 million in other expense, net primarily due to the following: (a) a loss of $10 million associated with the sale of the Shelf Drilling preference shares, (b) a loss of $9 million associated with the termination of the interest rate swaps related to the TPDI Credit Facilities and (c) a loss of $1 million associated with the repayment of borrowings under and the termination of the TPDI Credit Facilities.

    Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At June 30, 2013 and 2012, the annual effective tax rates were 23.5 percent and 28.3 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended June 30, 2013 and 2012, the effect of the various discrete period tax items was a net tax expense of $11 million and a net tax benefit of $141 million, respectively.  For the three months ended June 30, 2013 and 2012, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 28.8 percent and 4.7 percent, respectively, based on income from continuing operations before income taxes.

    The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended June 30, 2013, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and Congo.  Conversely, the most significant countries in which we incurred income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Brazil and the U.S.

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

Six months ended June 30, 2013 compared to six months ended June 30, 2012
    The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for a definition of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2013	2012	Change	% Change
	(In millions, except day amounts and percentages)
Operating days	11,958	11,417	541	5%
Average daily revenue	$372,200	$364,900	$7,300	2%
Revenue efficiency	91%	91%
Rig utilization	80%	76%

Contract drilling revenues	$4,466	$4,188	$278	7%
Other revenues	128	251	(123)	(49)%
	4,594	4,439	155	3%
Operating and maintenance expense	(2,768)	(3,347)	579	(17)%
Depreciation	(561)	(565)	4	(1)%
General and administrative expense	(144)	(148)	4	(3)%
Loss on impairment	(37)	(140)	103	(74)%
Loss on disposal of assets, net	(9)	(10)	1	(10)%
Operating income	1,075	229	846	n/m
Other income (expense), net
Interest income	28	28	—	n/m
Interest expense, net of amounts capitalized	(303)	(363)	60	(17)%
Other, net	(17)	(24)	7	(29)%
Income (loss) from continuing operations before income tax expense	783	(130)	913	n/m
Income tax expense	(149)	(19)	(130)	n/m
Income (loss) from continuing operations	634	(149)	783	n/m
Loss from discontinued operations, net of tax	(10)	(136)	126	(93)%
Net income (loss)	624	(285)	909	n/m
Net income (loss) attributable to noncontrolling interest	(4)	9	(13)	n/m
Net income (loss) attributable to controlling interest	$628	$(294)	$922	n/m
____________________________________
“n/m” means not meaningful

Operating revenues—Contract drilling revenues increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the following: (a) approximately $300 million of increased revenues due to greater rig utilization caused by less time dedicated to shipyard projects and rig certifications, (b) approximately $80 million of increased revenues due to improved dayrates and (c) approximately $40 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2012 and the six months ended June 30, 2013.  This increase was partially offset by (a) approximately $110 million of decreased revenues due to reduced rig utilization caused by increased rig idle time in the six months ended June 30, 2013 and (b) approximately $20 million of decreased contract drilling revenues due to lower revenue efficiency in the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

    Other revenues decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to reduced activity of our drilling management services.

Costs and expenses—Excluding the loss of $750 million associated with contingencies related to the Macondo well incident recognized in the six months ended June 30, 2012, operating and maintenance expense increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the following: (a) approximately $180 million of increased costs and expenses due to greater rig utilization and (b) approximately $25 million of increased costs and expenses associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2012 and the six months ended June 30, 2013.  These increases were partially offset by approximately $110 million of decreased costs and expenses associated with reduced activity of our drilling management services.

    In the six months ended June 30, 2013, we recognized an aggregate loss of $37 million associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, all of which were classified as assets held for sale at the time of impairment.

    Other income and expense—Interest expense, net of amounts capitalized, decreased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to $72 million of decreased interest expense associated with debt repaid or repurchased subsequent to the three months ended June 30, 2012, and $12 million of increased capitalized interest associated with our newbuild construction program, partially offset by $25 million of increased interest expense associated with debt issued subsequent to June 30, 2012.

    In the six months ended June 30, 2013, we recognized $17 million in other expense, net primarily related to the following: (a) a loss of $10 million associated with the sale of the Shelf Drilling preference shares, (b) a loss of $9 million associated with the termination of the interest rate swaps related to the TPDI Credit Facilities and (c) a loss of $2 million associated with the redemption of the FRN Callable Bonds and the repayment of borrowings under and the termination of the TDPI Credit Facilities.

    Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At June 30, 2013 and 2012, the annual effective tax rates were 21.6 percent and 24.6 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the six months ended June 30, 2013 and 2012, the effect of the various discrete period tax items was a net tax benefit of $22 million and $168 million, respectively.  For the six months ended June 30, 2013, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 19.0 percent based on income from continuing operations before income taxes.  For the six months ended June 30, 2012, including the effect of various discrete period tax items noted above, tax expense was $19 million, compared to a loss from continuing operations before income tax of $130 million, including the income and expense items noted above.

    The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the six months ended June 30, 2013, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and Congo.  Conversely, the most significant countries in which we incurred income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Brazil and the U.S.

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

    For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the Standard Jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we have agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling has agreed to reimburse us for our direct costs and expenses incurred while operating the Standard Jackups on behalf of Shelf Drilling with certain exceptions.  The cost to us for providing such operating and transition services, including allocated indirect costs, may exceed the amounts we receive from Shelf Drilling for providing such services.  As of July 30, 2013, we operated 22 Standard Jackups under operating agreements with Shelf Drilling.

    In the three and six months ended June 30, 2012, we recognized aggregate losses of $12 million and $29 million, respectively, associated with the impairment of the Standard Jackups GSF Adriatic II and GSF Rig 136, which were classified as assets held for sale at the time of impairment.

    In the six months ended June 30, 2013, we recognized an aggregate net gain of $15 million associated with the disposal of the Standard Jackups D.R. Stewart, GSF Adriatic VIII and Interocean III and related equipment.  In the three and six months ended June 30, 2012, we recognized an aggregate net gain of $64 million associated with the disposal of the Standard Jackups GSF Adriatic II, Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer and related equipment.

    U.S. Gulf of Mexico drilling management services—In March 2012, we announced our intent to discontinue drilling management operations in the shallow waters of the U.S. Gulf of Mexico, a component of our drilling management services operating segment, upon completion of our then existing contracts.  In the six months ended June 30, 2012 we recognized losses of $31 million and $39 million associated with impairment of the customer relationships and trade name intangible assets, respectively, for this component of our drilling management services operating segment.

    See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

Liquidity and Capital Resources

Sources and uses of cash
    At June 30, 2013, we had $3.4 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.5 billion.  As a result, this portion of cash is not generally available to us for other uses.

    For the six months ended June 30, 2013, our primary sources of cash were our cash flows from operating activities, proceeds from asset disposals, proceeds from the sale of the Shelf Drilling preference shares and proceeds from restricted cash investments, net.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, the first installment of our distribution of qualifying additional paid-in capital to shareholders and repayments of debt.

	Six months ended June 30,
	2013	2012	Change
	(In millions)
Cash flows from operating activities
Net income	$624	$(285)	$909
Depreciation	561	700	(139)
Loss on impairment	37	245	(208)
Gain on disposal of assets, net	(9)	(61)	52
Other non-cash items, net	20	26	(6)
Changes in operating assets and liabilities, net	(711)	374	(1,085)
	$522	$999	$(477)

Net cash provided by operating activities decreased primarily due to an aggregate cash payment of $560 million for the initial installments required under our Macondo well incident settlement obligations.  In the six months ended June 30, 2012, net income and the changes in operating assets and liabilities include a non-cash loss of $750 million for the recognition of loss contingencies associated with the Macondo well incident.

	Six months ended June 30,
	2013	2012	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(840)	$(496)	$(344)
Proceeds from disposal of assets, net	67	202	(135)
Proceeds from sale of preference shares	185	—	185
Other, net	12	25	(13)
	$(576)	$(269)	$(307)

    Net cash used in investing activities increased primarily due to an increase in capital expenditures associated with our major construction and other shipyard projects and a reduction in proceeds from disposal of assets.  The increased proceeds from the sale of the Shelf Drilling preference shares partially offset these increased uses of cash.

	Six months ended June 30,
	2013	2012	Change
	(In millions)
Cash flows from financing activities
Changes in short-term borrowings, net	$—	$(260)	$260
Repayments of debt	(1,596)	(320)	(1,276)
Proceeds from restricted cash investments	206	192	14
Deposits to restricted cash investments	(104)	(116)	12
Distribution of qualifying additional paid-in capital	(204)	(278)	74
Other, net	(25)	(1)	(24)
	$(1,723)	$(783)	$(940)

    Net cash used in financing activities increased primarily due to an increase in cash used to repay or repurchase debt during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

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

    In the six months ended June 30, 2013, our capital expenditures, including capitalized interest of $37 million, were $840 million, substantially all of which related to our contract drilling services segment.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our recently completed and ongoing major construction projects conducted during the six months ended June 30, 2013:

	Total costs through December 31, 2012	Total costs for the six months ended June 30, 2013	Expected costs for the remainder of 2013	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Ultra-Deepwater Floater TBN1 (a)	$139	$84	$81	$536	$840
Deepwater Asgard (b)	186	24	526	84	820
Deepwater Invictus (b)	179	25	65	521	790
Ultra-Deepwater Floater TBN4 (a)	76	3	57	649	785
Ultra-Deepwater Floater TBN3 (a)	76	4	58	647	785
Ultra-Deepwater Floater TBN2 (a)	128	82	72	498	780
Transocean Ao Thai (c)	152	13	90	—	255
Transocean Andaman (d)	160	82	—	—	242
Transocean Siam Driller (d)	162	74	—	—	236
Total	$1,258	$391	$949	$2,935	$5,533
____________________________________
(a)
Our four newbuild Ultra Deepwater drillships, under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2016 and the first quarter of 2017.

(b)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2014 and third quarter of 2014, respectively.  Total costs through June 30, 2013 include construction work in progress acquired in connection with our acquisition of Aker Drilling with an aggregate estimated fair value of $272 million.

(c)	Transocean Ao Thai, a Keppel FELS Super B class design High-Specification Jackup under construction at Keppel FELS’ yard in Singapore, is expected to commence operations in the fourth quarter of 2013.

(d)
Transocean Siam Driller and Transocean Andaman, two Keppel FELS Super B class design High-Specification Jackups, commenced operations in March 2013 and May 2013, respectively.  The accumulated construction costs of these rigs are no longer included in construction work in progress, as the construction projects had been completed as of June 30, 2013.

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

    Dispositions—From time to time, we may also review the possible disposition of drilling units.  Subsequent to June 30, 2013, in connection with our efforts to dispose of non-strategic assets, we entered into agreements to sell the Deepwater Floaters Sedco 709 and Transocean Richardson and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703 along with related equipment.

Sources and uses of liquidity
    Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under bank credit agreements and proceeds from the disposal of assets to fulfill anticipated obligations, such as scheduled debt maturities or other payments, repayment of debt due within one year, capital expenditures, shareholder-approved distributions, payments of our settlement obligations under the Consent Decree and the Plea Agreement and working capital and other needs in our operations.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.5 billion.  As a result, this portion of cash is not generally available to us for other uses.  From time to time, we may also use borrowings under bank credit agreements to maintain liquidity for short-term cash needs.

    In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments, subject to certain limitations. See “—Distribution of qualifying additional paid-in capital.”

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

    Among other things, the Primary Revolving Credit Facilities include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Primary Revolving Credit Facilities also include a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of June 30, 2013, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow under the Primary Revolving Credit Facilities or have letters of credit issued under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  In order to borrow under the Three-Year Secured Revolving Credit Facility, we must also, at the time of the borrowing request, satisfy a collateral maintenance test.  Commitments and borrowings under the Three-Year Secured Revolving Credit Facility are subject to mandatory reductions and prepayments, respectively, if a mortgaged rig is sold, an event of loss with respect to a mortgaged rig occurs, a collateral maintenance test is not satisfied or certain other events occur.  Repayment of borrowings under the Primary Revolving Credit Facilities is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our bank credit agreements, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Primary Revolving Credit Facilities and, if not waived by the lenders, could cause us to lose access to the Primary Revolving Credit Facilities and result in the foreclosure of the liens securing the Three-Year Secured Revolving Credit Facility.

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

    At July 30, 2013, we had no borrowings outstanding, we had $24 million in letters of credit issued, and we had $2.0 billion of available borrowing capacity under the Five-Year Revolving Credit Facility.  At July 30 2013, we had no borrowings outstanding, and we had $900 million of available borrowing capacity under the Three-Year Secured Revolving Credit Facility.

ADDCL Credit Facilities—Angola Deepwater Drilling Company Limited (“ADDCL”) has a senior secured credit facility, comprised of Tranche A for $215 million and Tranche C for $399 million, under a bank credit agreement that is scheduled to expire in December 2017 (the “ADDCL Primary Loan Facility”).  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  Tranche A bears interest at London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.725 percent.  Tranche A requires semi-annual installments of principal and interest.  Borrowings under the ADDCL Primary Loan Facility are secured by the Ultra-Deepwater Floater Discoverer Luanda.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At July 30, 2013, borrowings of $149 million were outstanding under Tranche A at a weighted-average interest rate of 1.1 percent.  At July 30, 2013, borrowings of $399 million were outstanding under Tranche C, and eliminated in consolidation.

    ADDCL also has a $90 million secondary credit facility, established under a bank credit agreement that is scheduled to expire in December 2015 (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”).  One of our subsidiaries provides 65 percent of the total commitment under the ADDCL Secondary Loan Facility.  Borrowings under the ADDCL Secondary Loan Facility bear interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  Borrowings under the ADDCL Secondary Loan Facility are payable in full in December 2015 and may be prepaid in whole or in part without premium or penalty.  Repayment of borrowings under the ADDCL Secondary Loan Facility is subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including if our Debt Rating falls below investment grade.  In addition, if our Debt Rating falls below investment grade, ADDCL would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At July 30, 2013, borrowings of $80 million were outstanding under the ADDCL Secondary Loan Facility, of which $52 million was provided by one of our subsidiaries and eliminated in consolidation.  The weighted-average interest rate on July 30, 2013 was 3.4 percent.

    ADDCL is required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At July 30, 2013, ADDCL had restricted cash investments of $22 million.

    Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 (“Eksportfinans Loan A”) and outstanding borrowings under the Loan Agreement dated November 18, 2008 (“Eksportfinans Loan B,” and together with Eksportfinans Loan A, the “Eksportfinans Loans”), which were established to finance the construction and delivery of Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi-annual installments of principal and interest through September 2017 and January 2018, respectively.  At July 30, 2013, borrowings of $315 million and $314 million were outstanding under Eksportfinans Loan A and Eksportfinans Loan B, respectively.

    The Eksportfinans Loans require cash collateral to remain on deposit at a certain financial institution through expiration (the “Aker Restricted Cash Investments”).  The Aker Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi-annual installments that correspond with those of the Eksportfinans Loans.  At July 30, 2013, the aggregate balance of the Aker Restricted Cash Investments was $629 million.

    Debt repayments—We had a $1.265 billion secured credit facility, comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, established under a bank credit agreement that was scheduled to expire in March 2015 (the “TPDI Credit Facilities”).  One of our subsidiaries participated in the term loan with an aggregate commitment of $595 million.  In June 2013, we repaid the $735 million of borrowings outstanding under the TPDI Credit Facilities, of which $367 million was paid to one of our subsidiaries and eliminated in consolidation.  Upon repayment of all borrowings, we terminated the TPDI Credit Facilities.

    During the six months ended June 30, 2013, we also repaid the outstanding $250 million and $500 million aggregate principal amount of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013, respectively, as of the stated maturity dates.

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

    In connection with our acquisition of Aker Drilling, we assumed the obligations related to the Callable Bonds, issued on February 21, 2011, which are publicly traded on the Oslo Stock Exchange.  The FRN Callable Bonds and the 11% Callable Bonds are denominated in Norwegian kroner in the aggregate principal amounts of NOK 940 million and NOK 560 million, respectively.  On March 6, 2013, we redeemed the FRN Callable Bonds and the 11% Callable Bonds with aggregate outstanding principal amounts of NOK 940 million and NOK 560 million, equivalent to $164 million and $98 million, respectively, using an exchange rate of NOK 5.73 to $1.00.  In connection with the redemption, we made an aggregate cash payment of NOK 1,567 million, equivalent to $273 million.

    Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At July 30, 2013, $646 million was outstanding under the capital lease contract.

    Plea Agreement obligations—Pursuant to a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation, and $150 million to the National Academy of Sciences.  In the three months ended June 30, 2013, we made an aggregate cash payment of $160 million in satisfaction of amounts due under the Plea Agreement, including $100 million for the payment of the criminal fine, $58 million for the initial payment to the National Fish and Wildlife Foundation and $2 million for the initial payment to the National Academy of Sciences.  At July 30, 2013, the remaining balance of our Plea Agreement obligations was $240 million, payable as follows:  (a) $92 million payable to the National Fish and Wildlife Foundation, $53 million of which is due on or before February 14, 2014 and $39 million of which is due on or before February 13, 2015 and (b) $148 million payable to the National Academy of Sciences, $7 million of which is due on or before February 14, 2014, $21 million of which is due on or before February 13, 2015, $60 million of which is due on or before February 12, 2016 and $60 million of which is due on or before February 14, 2017.

    Consent Decree obligations—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a rate of 2.15 percent.  On March 15, 2013, we paid our initial installment of $404 million, including interest.  At July 30, 2013, the remaining balance of our Consent Decree obligations was $600 million, payable as follows:  (a) $400 million, plus interest, on or before February 19, 2014; and (b) $200 million, plus interest, on or before February 19, 2015.

    Distribution of qualifying additional paid-in capital—In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments, subject to certain limitations.  In May 2013, we recognized a liability of $816 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 19, 2013, we paid the first installment in the aggregate amount of $204 million to shareholders of record and directors and employees holding unvested deferred units as of May 31, 2013.  At June 30, 2013, the carrying amount of the unpaid distribution payable was $612 million, which we expect to pay in three installments in September 2013, December 2013 and March 2014.

    Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.8 billion at an exchange rate as of the close of trading on July 30, 2013 of $1.00 to CHF 0.93.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for a further three-year repurchase period through May 23, 2016.  In the six months ended June 30, 2013, we did not purchase shares under our share repurchase program.

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

    Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet if the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of July 30, 2013, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

    Contractual obligations—As of June 30, 2013, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012, except as noted below.

	For the twelve months ending June 30,
	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(in millions)
Contractual obligations
Debt	$9,968	$140	$1,380	$3,241	$5,207
Debt of consolidated variable interest entities	178	30	93	55	—
Interest on debt (a)	5,816	564	1,092	885	3,275
Plea Agreement obligations	240	60	120	60	—
Consent Decree obligations (b)	615	411	204	—	—
Distribution of qualifying additional paid-in capital	612	612	—	—	—
Total (c)	$17,429	$1,817	$2,889	$4,241	$8,482
____________________________________
(a)	Includes interest on consolidated debt.

(b)	Includes interest on Consent Decree obligations.

(c)
As of June 30, 2013, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $555 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

    In April 2013, we contributed $59 million to our U.S. defined benefit pension plans in anticipation of future funding requirements.  In the six months ended June 30, 2013, we contributed $20 million toward the minimum funding requirement of $36 million for our non-U.S. defined benefit plans for the year ending December 31, 2013.

    Commercial commitments—As of June 30, 2013, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012, except as noted below.

	For the twelve months ending June 30,
	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(in millions)
Other commercial commitments
Standby letters of credit	$552	$443	$102	$7	$—

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

Contingencies

    Except as noted in this report, including in our Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies and in Note 6—Income Taxes, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 17—Commitments and Contingencies and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2012.  As of June 30, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We can provide no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

    Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  In the three years ended December 31, 2012, we estimate that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  We also lost approximately $1.1 billion of contract backlog associated with the termination of the Deepwater Horizon contract in April 2010 resulting from the loss of the rig and the termination of another drilling contract in December 2011 resulting from the previously mentioned increased downtime.  We have recognized an aggregate liability of $1.9 billion for our settlement obligations with the DOJ and for estimated loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the three years ended December 31, 2012, we incurred cumulative incremental costs, primarily associated with legal expenses for lawsuits and investigations, in the amount of $372 million.  In the six months ended June 30, 2013, we incurred $130 million of such costs and additional loss contingencies.  Collectively, the lost contract backlog from the incident and from the termination in December 2011, the lost revenues and incremental costs and expenses and other losses have had an effect of greater than $4.5 billion.

    We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2013 and December 31, 2012, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $454 million and $1.9 billion, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could increase the liabilities we ultimately recognize.

    We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident or our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  At June 30, 2013 and December 31, 2012, the insurance recoverable asset related to estimated losses primarily for additional personal injury and fatality claims of our crew and vendors that we believe are probable of recovery from insurance was $66 million and $153 million, respectively, recorded in other assets.

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

    The first phase of the trial commenced on February 25, 2013, and the presentation of evidence for that phase was completed on April 17, 2013.  The trial addressed fault issues that had not previously been disposed of or resolved by settlement, summary judgment or stipulation and that may properly be tried by the MDL Court without a jury, including negligence, gross negligence, or other bases of liability of the various defendants with respect to the issues, and limitation of liability issues.  On June 21, 2013, pursuant to the MDL Court’s order, the parties filed post-trial briefs and proposed findings of fact and conclusions of law.  The parties submitted reply briefs on July 12, 2013.

    The MDL Court has scheduled a trial date of September 30, 2013 for the second phase of the trial, which will address conduct related to stopping the release of hydrocarbons between April 22, 2010 and approximately September 19, 2010 and seek to quantify the cumulative discharge of oil caused by the release.

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

Insurance matters
    Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of June 30, 2013, the insured value of our drilling rig fleet was approximately $27.3 billion, excluding our rigs under construction.

    We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal expenses.  We have elected to self-insure operators extra expense coverage for ADTI.  This coverage provides protection against expenses related to well control, pollution and redrill liability associated with blowouts.  ADTI’s customers assume, and indemnify ADTI for, liability associated with blowouts in excess of a contractually agreed amount, generally $50 million.

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

    For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2012.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2013, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

    Overview—We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our restricted cash investments and our consolidated long-term and short-term debt.  For our restricted cash investments and debt instruments, the following table presents the principal cash flows and related weighted-average interest rates by contractual maturity date.  The information is stated in U.S dollar equivalents.  The instruments are denominated in either U.S. dollars or Norwegian kroner, as indicated.  The following table presents information for the twelve-month periods ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$139	$140	$140	$140	$105	$—	$664	$695
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	—%

Debt
Fixed rate (USD)	$21	$23	$1,124	$1,027	$2,025	$5,731	$9,951	$10,936
Average interest rate	7.76%	7.76%	5.01%	5.12%	4.90%	6.50%
Fixed rate (NOK)	$139	$140	$140	$140	$105	$—	$664	$695
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	—%

Debt of consolidated variable interest entities
Variable rate (USD)	$29	$31	$62	$36	$20	$—	$178	$178
Average interest rate	1.14%	1.14%	2.17%	1.14%	1.14%	—%
____________________________________
(a)	Expected maturity amounts are based on the face value of debt.

    Interest rate risk—At June 30, 2013 and December 31, 2012, the aggregate principal amount of our consolidated variable-rate debt was approximately $178 million and $1.1 billion, which represented two percent and nine percent of the aggregate principal amount of our total consolidated debt, respectively, including the effect of our hedging activities.  At June 30, 2013, our consolidated variable-rate debt consisted of borrowings under the ADDCL Credit Facilities.  At December 31, 2012, our consolidated variable-rate debt, excluding the effect of our hedging activities, consisted of the FRN Callable Bonds and borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  Based upon variable-rate debt amounts outstanding as of June 30, 2013 and December 31, 2012, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $2 million and $11 million, respectively.

    At June 30, 2013 and December 31, 2012, the fair value of our consolidated debt was $11.8 billion and $14.1 billion, respectively.  During the six months ended June 30, 2013, the fair value of our consolidated debt decreased by $2.3 billion due to the repayment or redemption of $1.4 billion aggregate principal amount of debt and a decrease of  $800 million in the market valuation of our outstanding consolidated debt.

    Currency exchange rate risk—At June 30, 2013, we had NOK 4.0 billion aggregate principal amount of debt obligations, all of which are secured by a corresponding amount of restricted cash investments that are also denominated in Norwegian kroner.  These corresponding restricted cash investments form an economic hedge of our exposure to currency exchange rate risk associated with these debt obligations.

    For a discussion of our currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2012.  With the exception of the foregoing, there have been no material changes to these previously reported matters during the six months ended June 30, 2013.

Item 4.	Controls and Procedures

    Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, were effective, as of June 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

    Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

    We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 13—Commitments and Contingencies and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 17—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” and “Item 3. Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2012.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 6—Income Taxes, in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in this quarterly report on Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in our annual report Form 10-K for the year ended December 31, 2012.  As of June 30, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

    Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S., but have certain U.S. connections, have repeatedly been introduced in the U.S. Congress.  Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non-U.S. company would be considered a U.S. resident, including the use of “management and control” provisions to determine corporate residency, and proposals that could override certain tax treaties and limit treaty benefits on certain payments by U.S. subsidiaries to non-U.S. affiliates.  Additionally, the U.S. Congress has repeatedly introduced a proposal which would disallow any deduction for otherwise tax deductible payments relating to any incident resulting in the discharge of oil into navigable waters, such as the Macondo well incident.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our statement of financial position, results of operations and cash flows.

    In May 2013, in response to certain guidance and demands from both the European Union and the Organisation for Economic Co-operation and Development, Switzerland announced its willingness to consider the abolishment of certain cantonal tax privileges to the extent such provisions treat Swiss and non-Swiss income differently and other significant changes to existing tax laws and practices.  These issues, plus other tax legislative matters, are expected to be considered by Switzerland during the next 12 to 18 months.  Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our statement of financial position, results of operations and cash flows.

Recent developments in Swiss corporate governance may affect our ability to attract and retain top executives.
In March 2013, Swiss voters approved a ballot initiative, the so-called “Minder Initiative,” as a result of which the Swiss Federal Constitution was amended.  The legislation implementing the constitutional amendment will be applicable to listed Swiss companies, like our company.  In June 2013, a draft of the ordinance implementing the constitutional amendment was made public.  We expect that the definitive implementing ordinance will enter into effect on January 1, 2014, subject to an extended transition period for some of its requirements, and, among other things, require a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and board of directors generally prohibit the making of severance, advance, transaction premiums and similar payments to members of our executive management and board of directors require the declassification of our Board of Directors and require our articles of association to specify various compensation-related matters.  The implementing ordinance is expected to include criminal penalties against directors and executive officers in case of noncompliance with its requirements.  Uncertainty around the implementation and interpretation of the provisions of the implementing ordinance may negatively affect our ability to attract and retain executive officers and members of our board of directors.

Our ongoing organizational efficiency initiative may affect our ability to manage our business and our operational results and could result in the loss of key personnel.
We are currently undertaking an organizational efficiency initiative to improve our cost structure and streamline certain shore-based business functions and processes.  The organizational efficiency initiative includes a reduction in our workforce as well as the elimination of certain processes, programs and tasks we do not consider to be central to supporting our core business.  As we make adjustments to our workforce, we may incur additional expenses that delay or limit any benefit of a more efficient workforce structure.  Additionally, the implementation of the organizational efficiency initiative may strain or limit our management and our administrative, technical, operational and financial personnel and may not result in the anticipated improvement in our overall cost structure or the streamlining of our shore-based business functions and processes.  If we fail to manage the organizational efficiency initiative changes effectively, it could adversely affect our ability to manage our business and operational results and could result in the loss of key personnel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

    Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2013	745	$49.27	—	$3,440
May 2013	4,100	$54.11	—	$3,440
June 2013	238	$51.12	—	$3,440
Total	5,083	$53.26	—	$3,440
____________________________________
(1)
Total number of shares purchased in the second quarter of 2013 consists of 5,083 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.7 billion at an exchange rate as of June 30, 2013 of USD 1.00 to CHF 0.95.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  On May 24, 2013, we received approval from the Swiss authority for the continuation of the share repurchase program for a further three-year repurchase period through May 23, 2016.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through June 30, 2013, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million, equivalent to an average cost of $83.74 per share.  See “—Sources and uses of liquidity.”

Item 4.	Mine Safety Disclosures

    Not applicable.

Item 6.	Exhibits

    (a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

*	10.1
Consulting Agreement with Gregory L. Cauthen effective as of April 25, 2013 (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on April 26, 2013)

*	10.2
First Amendment to Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009) (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on May 22, 2013)

*	10.3
First Amendment to Employment Agreement with Allen M. Katz effective as of July 1, 2013 (incorporated by reference to Exhibit 10.55 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2012)

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
____________________________________
†	Filed herewith.

*	Compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 7, 2013.

TRANSOCEAN LTD.

By:   /s/ Esa Ikäheimonen__________________________________
Esa Ikäheimonen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ David Tonnel_____________________________________
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)