Form 10-Q
period 2013-09-30
Transocean Ltd.
filed 2013-11-06
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 29, 2013, 360,590,539 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2013

Index

PART I.         FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Operating revenues
Contract drilling revenues	$2,402	$2,310	$6,868	$6,498
Other revenues	156	121	284	372
	2,558	2,431	7,152	6,870
Costs and expenses
Operating and maintenance	1,491	1,321	4,259	4,668
Depreciation	273	280	834	845
General and administrative	67	69	211	217
	1,831	1,670	5,304	5,730
Loss on impairment	(17)	—	(54)	(140)
Gain on disposal of assets, net	32	50	23	40
Operating income	742	811	1,817	1,040

Other income (expense), net
Interest income	11	15	39	43
Interest expense, net of amounts capitalized	(142)	(180)	(445)	(543)
Other, net	(4)	(8)	(21)	(32)
	(135)	(173)	(427)	(532)
Income from continuing operations before income tax expense	607	638	1,390	508
Income tax expense	63	105	212	124
Income from continuing operations	544	533	1,178	384
Income (loss) from discontinued operations, net of tax	4	(916)	(6)	(1,052)

Net income (loss)	548	(383)	1,172	(668)
Net income (loss) attributable to noncontrolling interest	2	(2)	(2)	7
Net income (loss) attributable to controlling interest	$546	$(381)	$1,174	$(675)

Earnings (loss) per share-basic
Earnings from continuing operations	$1.49	$1.49	$3.25	$1.06
Earnings (loss) from discontinued operations	0.01	(2.55)	(0.02)	(2.96)
Earnings (loss) per share	$1.50	$(1.06)	$3.23	$(1.90)

Earnings (loss) per share-diluted
Earnings from continuing operations	$1.49	$1.49	$3.25	$1.06
Earnings (loss) from discontinued operations	0.01	(2.55)	(0.02)	(2.96)
Earnings (loss) per share	$1.50	$(1.06)	$3.23	$(1.90)

Weighted-average shares outstanding
Basic	360	359	360	354
Diluted	361	359	360	354

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)	$548	$(383)	$1,172	$(668)

Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	(1)	(5)	47	(32)
Loss on derivative instruments	—	—	(5)	—

Reclassifications to net income
Components of net periodic benefit costs	12	11	39	34
(Gain) loss on derivative instruments	—	(3)	18	—

Other comprehensive income before income taxes	11	3	99	2
Income taxes related to other comprehensive income	(2)	1	(2)	(1)
Other comprehensive income, net of income taxes	9	4	97	1

Total comprehensive income (loss)	557	(379)	1,269	(667)
Total comprehensive income (loss) attributable to noncontrolling interest	3	(2)	—	7
Total comprehensive income (loss) attributable to controlling interest	$554	$(377)	$1,269	$(674)

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$3,559	$5,134
Accounts receivable, net of allowance for doubtful accounts of $20 at September 30, 2013 and December 31, 2012	2,367	2,200
Materials and supplies, net of allowance for obsolescence of $71 and $66 at September 30, 2013 and December 31, 2012, respectively	729	610
Assets held for sale	131	179
Deferred income taxes, net	173	142
Other current assets	414	382
Total current assets	7,373	8,647

Property and equipment	27,707	26,967
Less accumulated depreciation	(7,596)	(7,118)
Property and equipment of consolidated variable interest entities, net of accumulated depreciation	985	1,031
Property and equipment, net	21,096	20,880
Goodwill	2,987	2,987
Other assets	1,145	1,741
Total assets	$32,601	$34,255

Liabilities and equity
Accounts payable	$962	$1,047
Accrued income taxes	176	116
Debt due within one year	162	1,339
Debt of consolidated variable interest entities due within one year	58	28
Other current liabilities	2,418	2,933
Total current liabilities	3,776	5,463

Long-term debt	10,388	10,929
Long-term debt of consolidated variable interest entities	120	163
Deferred income taxes, net	341	366
Other long-term liabilities	1,717	1,604
Total long-term liabilities	12,566	13,062

Commitments and contingencies

Shares, CHF 15.00 par value, 373,830,649 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 360,559,090 outstanding at September 30, 2013 and 402,282,355 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 359,505,251 outstanding at December 31, 2012	5,145	5,130
Additional paid-in capital	6,766	7,521
Treasury shares, at cost, 2,863,267 held at September 30, 2013 and December 31, 2012	(240)	(240)
Retained earnings	5,029	3,855
Accumulated other comprehensive loss	(426)	(521)
Total controlling interest shareholders’ equity	16,274	15,745
Noncontrolling interest	(15)	(15)
Total equity	16,259	15,730
Total liabilities and equity	$32,601	$34,255

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	Shares		Amount
Shares
Balance, beginning of period	360	350	$5,130	$4,982
Issuance of shares under share-based compensation plans	1	—	15	13
Issuance of shares in exchange for noncontrolling interest	—	9	—	134
Balance, end of period	361	359	$5,145	$5,129
Additional paid-in capital
Balance, beginning of period			$7,521	$7,211
Share-based compensation			85	72
Issuance of shares under share-based compensation plans			(30)	(16)
Issuance of shares in exchange for noncontrolling interest			—	233
Reclassification of obligation for distribution of qualifying additional paid-in capital			(808)	—
Other, net			(2)	(4)
Balance, end of period			$6,766	$7,496
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$3,855	$4,180
Net income (loss) attributable to controlling interest			1,174	(675)
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Balance, end of period			$5,029	$3,399
Accumulated other comprehensive loss
Balance, beginning of period			$(521)	$(496)
Other comprehensive income attributable to controlling interest			95	1
Reclassification from redeemable noncontrolling interest			—	(17)
Balance, end of period			$(426)	$(512)
Total controlling interest shareholders’ equity
Balance, beginning of period			$15,745	$15,637
Total comprehensive income (loss) attributable to controlling interest			1,269	(674)
Share-based compensation			85	72
Issuance of shares under share-based compensation plans			(15)	(3)
Issuance of shares in exchange for noncontrolling interest			—	367
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Reclassification from redeemable noncontrolling interest			—	(17)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(808)	—
Other, net			(2)	(4)
Balance, end of period			$16,274	$15,272
Noncontrolling interest
Balance, beginning of period			$(15)	$(10)
Total comprehensive loss attributable to noncontrolling interest			—	(6)
Balance, end of period			$(15)	$(16)
Total equity
Balance, beginning of period			$15,730	$15,627
Total comprehensive income (loss)			1,269	(680)
Share-based compensation			85	72
Issuance of shares under share-based compensation plans			(15)	(3)
Issuance of shares in exchange for noncontrolling interest			—	367
Fair value adjustment of redeemable noncontrolling interest			—	(106)
Reclassification from redeemable noncontrolling interest			—	(17)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(808)	—
Other, net			(2)	(4)
Balance, end of period			$16,259	$15,256

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Cash flows from operating activities
Net income (loss)	$548	$(383)	$1,172	$(668)
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(5)	(9)	(21)	(32)
Depreciation	273	280	834	845
Depreciation and amortization of assets in discontinued operations	—	48	—	183
Share-based compensation expense	36	24	85	72
Loss on impairment	17	—	54	140
Loss on impairment of assets in discontinued operations	14	878	14	983
Gain on disposal of assets, net	(32)	(50)	(23)	(40)
(Gain) loss on disposal of assets in discontinued operations, net	(31)	1	(49)	(70)
Amortization of debt issue costs, discounts and premiums, net	2	17	4	52
Deferred income taxes	(28)	(61)	(64)	(104)
Other, net	25	12	73	47
Changes in deferred revenue, net	(33)	(64)	(68)	(69)
Changes in deferred expenses, net	30	51	38	30
Changes in operating assets and liabilities	(193)	42	(904)	416
Net cash provided by operating activities	623	786	1,145	1,785

Cash flows from investing activities
Capital expenditures	(450)	(201)	(1,290)	(646)
Capital expenditures for discontinued operations	—	(24)	—	(75)
Proceeds from disposal of assets, net	170	181	174	189
Proceeds from disposal of assets in discontinued operations, net	68	2	131	196
Proceeds from sale of preference shares	—	—	185	—
Other, net	2	7	14	32
Net cash used in investing activities	(210)	(35)	(786)	(304)

Cash flows from financing activities
Changes in short-term borrowings, net	—	—	—	(260)
Proceeds from debt	—	1,493	—	1,493
Repayments of debt	(77)	(264)	(1,673)	(584)
Proceeds from restricted cash investments	77	106	283	298
Deposits to restricted cash investments	(8)	(42)	(112)	(158)
Distribution of qualifying additional paid-in capital	(202)	—	(404)	(278)
Other, net	(1)	(7)	(28)	(8)
Net cash provided by (used in) financing activities	(211)	1,286	(1,934)	503

Net increase (decrease) in cash and cash equivalents	202	2,037	(1,575)	1,984
Cash and cash equivalents at beginning of period	3,357	3,964	5,134	4,017
Cash and cash equivalents at end of period	$3,559	$6,001	$3,559	$6,001

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

    Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At September 30, 2013, we owned or had partial ownership interests in and operated 80 mobile offshore drilling units associated with our continuing operations.  At September 30, 2013, our fleet consisted of 46 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 23 Midwater Floaters, and 11 High-Specification Jackups.  At September 30, 2013, we also had six Ultra-Deepwater drillships and one High-Specification Jackup under construction or under contract to be constructed.  See Note 9—Drilling Fleet.

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

Note 2—Significant Accounting Policies

    Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 included in our annual report on Form 10-K filed on March 1, 2013.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Share-based compensation—In the three and nine months ended September 30, 2013, we recognized share-based compensation expense of $36 million and $85 million, respectively.  In the three and nine months ended September 30, 2012, we recognized share-based compensation expense of $24 million and $72 million, respectively.

    Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three and nine months ended September 30, 2013, we capitalized interest costs on construction work in progress of $19 million and $56 million, respectively.  In the three and nine months ended September 30, 2012, we capitalized interest costs on construction work in progress of $12 million and $37 million, respectively.

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

    Accumulated other comprehensive income—Effective January 1, 2013, we adopted the accounting standards update that requires disclosure of additional information about reclassifications out of accumulated other comprehensive income and to present reclassifications by component when reporting changes in accumulated other comprehensive income balances.  For significant amounts that are reclassified out of accumulated other comprehensive income to net income in their entirety during the reporting period, the update requires disclosure, either on the face of the statement or in the notes, of the effect on the line items in the statement where net income is presented.  For significant amounts that are not required to be reclassified in their entirety to net income during the reporting period, the update requires cross-references in the notes to other disclosures that provide additional information about those amounts.  Our adoption did not have a material effect on our condensed consolidated statements of other comprehensive income or the disclosures contained in our notes to condensed consolidated financial statements.

Recently issued accounting standards
    Income taxes—Effective January 1, 2014, we will adopt the accounting standards update that requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if net settlement is required or expected.  The update is effective for interim and annual periods beginning on or after December 15, 2013.  We are evaluating the potential effect of this accounting standards update.  However, we do not expect that our adoption will have a material effect on our condensed consolidated balance sheets or the disclosures contained in our notes to consolidated financial statements.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 4—Variable Interest Entities

    Consolidated variable interest entities—The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	September 30, 2013	December 31, 2012
Assets	$1,271	$1,231
Liabilities	282	311
Net carrying amount	$989	$920

    Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, and Transocean Drilling Services Offshore Inc. (“TDSOI”), a consolidated British Virgin Islands company, are variable interest entities for which we are the primary beneficiary.  Accordingly, we consolidate the operating results, assets and liabilities of ADDCL and TDSOI.

    Unconsolidated variable interest entities—As holder of two notes receivable, we hold a variable interest in Awilco Drilling plc (“Awilco”), a U.K. company listed on the Oslo Stock Exchange.  The notes receivable were originally accepted in exchange for, and are secured by, two drilling units.  The notes receivable have stated interest rates of nine percent and are payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  We evaluate the credit quality and financial condition of Awilco quarterly.  At September 30, 2013 and December 31, 2012, the aggregate carrying amount of the notes receivable was $95 million and $105 million, respectively.  At September 30, 2013, our aggregate exposure to loss on the notes receivable was $95 million.

Note 5—Impairments

    Assets held for sale—In the nine months ended September 30, 2013, we recognized a loss of $37 million ($0.10 per diluted share from continuing operations), which had no tax effect, associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, all of which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amounts exceeded the estimated fair values less costs to sell.  We estimated the fair values of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including nonbinding sale and purchase agreements for the drilling units and related equipment to be sold for scrap value.

    Property and equipment—In the three and nine months ended September 30, 2013, we recognized a loss of $17 million associated with the impairment of certain corporate assets.  We estimated the fair value of the assets using significant other observable inputs, representative of a Level 2 fair value measurement, including comparable market data for the corporate assets.

    Goodwill—During the nine months ended September 30, 2012, we completed the measurement of the impairment that resulted from our annual goodwill impairment test for our contract drilling services reporting unit, performed as of October 1, 2011.  In the nine months ended September 30, 2012, we recognized an incremental adjustment to our original estimate in the amount of $118 million ($0.33 per diluted share from continuing operations), which had no tax effect.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including cost, income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

    Definite-lived intangible assets—During the nine months ended September 30, 2012, we determined that the customer relationships intangible asset associated with the U.K. operations of our drilling management services reporting unit was impaired due to the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  In the nine months ended September 30, 2012, as a result of our valuation, we determined that the carrying amount of the customer relationships intangible asset exceeded its fair value, and we recognized a loss on impairment of $22 million ($17 million, or $0.05 per diluted share from continuing operations, net of tax).

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

    In the nine months ended September 30, 2013 and 2012, our estimated annual effective tax rates were 20.6 percent and 20.5 percent, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

    Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	September 30, 2013	December 31, 2012
Unrecognized tax benefits, excluding interest and penalties	$327	$382
Interest and penalties	186	199
Unrecognized tax benefits, including interest and penalties	$513	$581

    In the year ending December 31, 2013, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits or the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.  In the nine months ended September 30, 2013, we recognized a current tax benefit of $87 million, including penalties and interest, associated with the settlement of disputes with tax authorities and the expiration of statutes of limitations.

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

    U.S. tax investigations—In February 2012, we received an assessment from the U.S. tax authorities related to our 2008 and 2009 U.S. federal income tax returns.  The significant issues raised in the assessment relate to transfer pricing for certain charters of drilling rigs between our subsidiaries and the creation of intangible assets resulting from the performance of engineering services between our subsidiaries.  With respect to transfer pricing issues related to certain charters of drilling rigs in 2008 and 2009, we reached an agreement with the U.S. tax authorities in December 2012 to settle this issue and other issues raised during the audit for $36 million, excluding interest and penalties.  The only remaining issue outstanding for these years related to an asserted creation of intangible assets resulting from the performance of engineering services between our subsidiaries for which a royalty is asserted.  The initial assessment issued by the tax authorities on this item, if sustained, would have resulted in net adjustments of approximately $363 million of additional taxes, excluding interest and penalties.  In September 2013, the U.S. tax authorities dropped the remaining open issue related to the intangible asset.  Our 2008 and 2009 U.S. federal income tax returns are now settled.

    Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments of approximately $112 million, plus interest, related to the migration of a subsidiary that was previously subject to tax in Norway, approximately $67 million, plus interest, related to a 2001 dividend payment, and approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We have provided a parent company guarantee in the amount of approximately $114 million with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to $210 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts.  The authorities are seeking penalties of 60 percent on most but not all matters.  In November 2012, the Norwegian district court in Oslo heard the case regarding the disputed tax assessment of approximately $112 million related to the migration of our subsidiary.  On March 1, 2013, the Norwegian district court in Oslo overturned the tax assessment and ruled in our favor.  The tax authorities have filed an appeal.  We believe that our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously defend ourselves against all claims to the contrary.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial commenced in December 2012.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of approximately $300 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  In May 2013, the Norwegian authorities dropped the financial claim of approximately $300 million against one of our subsidiaries and the criminal case related to the migration case of another subsidiary.  The criminal trial proceedings ended in September 2013, and the court has not yet ruled on the criminal issues.  If we are found guilty, the Norwegian authorities have asked the court to assess criminal penalties in the amount of $38 million against three of our subsidiaries in addition to any civil tax penalties and the financial claim.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

    Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  The Brazilian tax authorities have issued tax assessments totaling $90 million, plus a 75 percent penalty in the amount of $68 million and interest through December 31, 2011 in the amount of $146 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 7—Discontinued Operations

Summarized results of discontinued operations
    The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating revenues	$193	$266	$662	$744
Operating and maintenance expense	(188)	(241)	(672)	(719)
Depreciation and amortization expense	—	(48)	—	(183)
Loss on impairment of assets in discontinued operations	(14)	(878)	(14)	(983)
Gain (loss) on disposal of assets in discontinued operations, net	31	(1)	49	70
Other income, net	2	—	4	—
Income (loss) from discontinued operations before income tax expense	24	(902)	29	(1,071)
Income tax benefit (expense)	(20)	(14)	(35)	19
Income (loss) from discontinued operations, net of tax	$4	$(916)	$(6)	$(1,052)

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Assets and liabilities of discontinued operations
    The carrying amounts of the major classes of assets and liabilities associated with our discontinued operations were classified as follows (in millions):

	September 30, 2013	December 31, 2012
Assets
Rigs and related equipment, net	$35	$104
Materials and supplies, net	44	71
Other related assets	7	4
Assets held for sale	$86	$179

Liabilities
Deferred revenues	$62	$32
Other liabilities	—	3
Other current liabilities	$62	$35

Standard Jackup and swamp barge contract drilling services
    Overview—In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we committed to a plan to discontinue operations associated with the Standard Jackup and swamp barge asset groups, components of our contract drilling services operating segment.  At September 30, 2013, the remaining Standard Jackups GSF Rig 127 and GSF Rig 134, along with related equipment, were classified as held for sale with an aggregate carrying amount of $37 million, including $2 million in materials and supplies.  At December 31, 2012, the remaining Standard Jackups, which were not sold in the sale transactions with Shelf Drilling, including D.R. Stewart, GSF Adriatic VIII, GSF Rig 127, GSF Rig 134, Interocean III, Trident IV-A and Trident VI, along with related equipment, were classified as held for sale with an aggregate carrying amount of $112 million, including $8 million in materials and supplies.

    Impairments—In the three and nine months ended September 30, 2013, we recognized an aggregate loss of $14 million ($0.04 per diluted share), which had no tax effect, associated with the impairment of Standard Jackups GSF Rig 127 and GSF Rig 134, which were classified as assets held for sale at the time of impairment.  We measured the impairment of the drilling units and related equipment as the amount by which the carrying amounts exceeded the estimated fair values less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding sale and purchase agreement for the drilling units and related equipment.

    In September 2012, in connection with our reclassification of the Standard Jackup and swamp barge disposal group to assets held for sale, we determined that the disposal group was impaired since its aggregate carrying amount exceeded its aggregate fair value.  We estimated the fair value of this disposal group by applying a variety of valuation methods, including cost, income and market approaches to estimate the exit price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Although we based certain components of our valuation on significant other observable inputs, including binding sale and purchase agreements, a significant portion of our valuation required us to project the future performance of the disposal group based on significant unobservable inputs, representing a Level 3 fair value measurement, including assumptions regarding long-term projections for future revenues and costs, dayrates, rig utilization and idle time.  We measured the impairments of the disposal group as the amount by which its carrying amount exceeded its estimated fair value less costs to sell.  Included in our estimated loss on impairment as a reduction to the expected proceeds, approximately $60 million of costs for certain shipyard projects and other obligations required pursuant to the sale agreement and approximately $17 million of costs to sell the disposal group, including legal and financial advisory costs and expenses.  In the three and nine months ended September 30, 2012, as a result of our valuation, we recognized losses of $744 million ($2.09 per diluted share) and $112 million ($0.31 per diluted share), which had no tax effect, associated with the impairment of long-lived assets and the goodwill, respectively.

    In connection with our sale transactions with Shelf Drilling, we were, and continue to be, required to pay postemployment benefits to certain employees and contract labor for which employment was or will be terminated as a direct result of the sale transactions upon expiration of the operating agreements and transition services agreement.  In the three and nine months ended September 30, 2012, we recognized a loss of $20 million, included in loss on impairment of assets in discontinued operations, associated with such postemployment benefits.

    In the nine months ended September 30, 2012, we also recognized an aggregate loss of $29 million ($0.08 per diluted share), which had no tax effect, associated with the impairment of Standard Jackups GSF Adriatic II and GSF Rig 136, which were classified as assets held for sale at the time of impairment.  We measured the impairment of the drilling units and related equipment as the amount by which the carrying amounts exceeded the estimated fair values less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding sale and purchase agreement for the drilling units and related equipment.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Sale transactions with Shelf Drilling—In November 2012, we completed the sale of 38 drilling units to Shelf Drilling in exchange for cash proceeds of $568 million, subject to post-closing adjustments, and non-cash proceeds in the form of preference shares that had a stated value of $195 million and an estimated fair value of $194 million, including the fair value associated with embedded derivatives.  In June 2013, we sold the preference shares to an unaffiliated party for cash proceeds of $185 million and, in the nine months ended September 30, 2013, we recognized a loss of $10 million ($0.03 per diluted share), recorded in other expense, net, which had no tax effect, associated with the sale.

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

    Under the operating agreements, we agreed to continue to operate these Standard Jackups on behalf of Shelf Drilling for periods ranging from nine months to 27 months or until expiration or novation of the underlying drilling contracts by Shelf Drilling.  As of September 30, 2013, we operated 15 Standard Jackups under operating agreements with Shelf Drilling.  Until the expiration or novation of such drilling contracts, we retain possession of the materials and supplies associated with the Standard Jackups that we operate under the operating agreements.  At September 30, 2013 and December 31, 2012, the materials and supplies associated with the drilling units that we operated under operating agreements with Shelf Drilling had an aggregate carrying amount of $42 million and $63 million, respectively.  Under a transition services agreement, we agreed to provide certain transition services for a period of up to 18 months following the completion of the sale transactions.

    For a period of up to three years following the closing of the sale transactions, we have agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.  At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At September 30, 2013 and December 31, 2012, we had $103 million and $113 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 13—Commitments and Contingencies.

    Other dispositions—During the three months ended September 30, 2013, we entered into agreements to sell the Standard Jackups GSF Rig 127 and GSF Rig 134 along with related equipment.  During the nine months ended September 30, 2013, we completed the sale of the Standard Jackups D.R. Stewart, GSF Adriatic VIII, Interocean III, Trident IV-A and Trident VI along with related equipment.  In the three and nine months ended September 30, 2013, in connection with the disposal of these assets, we received aggregate net cash proceeds of $41 million and $104 million, respectively, and we recognized aggregate net gains of $29 million ($0.08 per diluted share) and $44 million ($0.12 per diluted share), respectively, which had no tax effect.  In the three and nine months ended September 30, 2013, we recognized aggregate net gains of $2 million and $5 million, respectively, associated with the disposal of unrelated assets.

    During the nine months ended September 30, 2012, we completed the sales of the Standard Jackups GSF Adriatic II, GSF Rig 136, Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer along with related equipment.  In the nine months ended September 30, 2012, in connection with the disposal of these assets, we received aggregate net cash proceeds of $179 million, and we recognized an aggregate net gain of $64 million ($0.18 per diluted share), which had no tax effect.  In the three and nine months ended September 30, 2012, we recognized aggregate net losses of $1 million and $4 million, respectively, associated with the disposal of unrelated assets.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Impairments—During the nine months ended September 30, 2012, we determined that the customer relationships intangible asset and the trade name intangible asset associated with the U.S. operations of our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increasingly difficult regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  We estimated the fair value of the trade name intangible asset using the relief from royalty method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for drilling management services, rig availability and dayrates.  In the nine months ended September 30, 2012, as a result of our valuations, we determined that the carrying amounts of these intangible assets exceeded their respective fair values, and we recognized losses of $31 million ($20 million or $0.06 per diluted share, net of tax) and $39 million ($25 million or $0.07 per diluted share, net of tax) associated with the impairment of the customer relationships intangible asset and the trade name intangible asset, respectively.

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

    Impairment—In the three and nine months ended September 30, 2012, we recognized losses of $2 million, which had no tax effect, and $8 million ($7 million or $0.02 per diluted share, net of tax), respectively, associated with the impairment of our oil and gas properties, which were classified as assets held for sale at the time of impairment, since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.  We estimated fair value based on significant other observable inputs, representative of a Level 2 fair value measurement, including a binding sale and purchase agreement for the properties.

    Dispositions—In April 2012, we completed the sale of the assets of Challenger Minerals Inc. for net cash proceeds of $7 million.  In May 2012, we received additional cash proceeds of $10 million from the buyer of Challenger Minerals (North Sea) Limited.  In the nine months ended September 30, 2012, we recognized a net gain of $10 million ($0.03 per diluted share), which had no tax effect, associated with the disposal of oil and gas properties.

Note 8—Earnings Per Share

    The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Income from continuing operations attributable to controlling interest	$542	$542	$535	$535	$1,180	$1,180	$377	$377
Undistributed earnings allocable to participating securities	(5)	(5)	—	—	(11)	(11)	—	—
Income from continuing operations available to shareholders	$537	$537	$535	$535	$1,169	$1,169	$377	$377

Denominator for earnings per share
Weighted-average shares outstanding	360	361	359	359	360	360	354	354
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	360	361	359	359	360	360	354	354

Per share earnings from continuing operations	$1.49	$1.49	$1.49	$1.49	$3.25	$3.25	$1.06	$1.06

    In the three and nine months ended September 30, 2013, we excluded 2.2 million share-based awards from the calculation since the effect would have been anti-dilutive.  In the three and nine months ended September 30, 2012, we excluded 1.9 million share-based awards from the calculation since the effect would have been anti-dilutive.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 9—Drilling Fleet

    Construction work in progress—Capital expenditures and other capital additions, including capitalized interest, for the nine months ended September 30, 2013 and 2012 were as follows (in millions):
	Nine months ended September 30,
	2013	2012
Construction work in progress, at beginning of period	$1,972	$1,360

Newbuild construction program
Transocean Honor (a) (b)	—	35
Transocean Siam Driller (a) (c)	74	32
Transocean Andaman (a) (c)	82	31
Transocean Ao Thai (d)	85	49
Deepwater Asgard (e)	56	40
Deepwater Invictus (e)	42	35
Ultra-Deepwater Floater TBN1 (f)	144	—
Ultra-Deepwater Floater TBN2 (f)	88	—
Ultra-Deepwater Floater TBN3 (f)	62	—
Ultra-Deepwater Floater TBN4 (f)	7	—
Other construction projects and capital additions	650	424
Total capital expenditures	1,290	646
Changes in accrued capital expenditures	(14)	(10)
Impairment of certain corporate assets	(17)	—

Property and equipment placed into service
Transocean Honor (b)	—	(262)
Transocean Siam Driller (c)	(236)	—
Transocean Andaman (c)	(242)	—
Other property and equipment	(643)	(413)
Construction work in progress, at end of period	$2,110	$1,321
_____________________________
(a)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project had been completed as of September 30, 2013.

(b)
Transocean Honor, a PPL Pacific Class 400 design High-Specification Jackup, owned through our 70 percent interest in TDSOI, commenced operations in May 2012.  The costs presented above represent 100 percent of TDSOI’s expenditures in the construction of Transocean Honor.

(c)	Transocean Siam Driller and Transocean Andaman, two Keppel FELS Super B class design High-Specification Jackups, commenced operations in March 2013 and May 2013, respectively.

(d)	Transocean Ao Thai, a Keppel FELS Super B class design High-Specification Jackup under construction at Keppel FELS’ yard in Singapore, is expected to commence operations in October 2013.

(e)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2014 and third quarter of 2014, respectively.

(f)
Our four newbuild Ultra-Deepwater drillships, under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2016 and the second quarter of 2017.

    Dispositions—During the three months ended September 30, 2013, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the Deepwater Floater Transocean Richardson along with related equipment.  In the three and nine months ended September 30, 2013, in connection with the disposal of Transocean Richardson and related assets, we received cash proceeds of $145 million and recognized a net gain of $34 million ($22 million or $0.06 per diluted share, net of tax).  In the three and nine months ended September 30, 2013, we received $25 million and $29 million of cash proceeds, respectively, and recognized aggregate net losses of $2 million and $11 million, respectively, associated with the disposal of unrelated assets.  During the nine months ended September 30, 2013, we also committed to plans to sell the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100 and Sedco 703.  At September 30, 2013, in addition to the remaining assets of our discontinued operations, Sedco 709, C. Kirk Rhein, Jr., Falcon 100 and Sedco 703, along with related equipment, were classified as held for sale with an aggregate carrying amount of $45 million (see Note 7—Discontinued Operations).

    During the nine months ended September 30, 2012, in connection with our efforts to dispose of non-strategic assets, we completed the sales of the Deepwater Floaters Discoverer 534 and Jim Cunningham.  In the three and nine months ended September 30, 2012, in connection with the disposal of these assets, we received aggregate net cash proceeds of $178 million, and we recognized an aggregate net gain of $51 million ($48 million or $0.13 per diluted share, net of tax).  In the three and nine months ended September 30, 2012, we recognized aggregate net losses of $1 million and $11 million, respectively, associated with the disposal of unrelated assets.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 10—Debt

    Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	September 30, 2013			December 31, 2012
	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
5% Notes due February 2013	$—	$—	$—	$250	$—	$250
5.25% Senior Notes due March 2013 (a)	—	—	—	502	—	502
TPDI Credit Facilities due March 2015	—	—	—	403	—	403
4.95% Senior Notes due November 2015 (a)	1,114	—	1,114	1,118	—	1,118
Callable Bonds due February 2016	—	—	—	282	—	282
5.05% Senior Notes due December 2016 (a)	999	—	999	999	—	999
2.5% Senior Notes due October 2017 (a)	748	—	748	748	—	748
ADDCL Credit Facilities due December 2017	—	178	178	—	191	191
Eksportfinans Loans due January 2018	597	—	597	797	—	797
6.00% Senior Notes due March 2018 (a)	998	—	998	998	—	998
7.375% Senior Notes due April 2018 (a)	247	—	247	247	—	247
6.50% Senior Notes due November 2020 (a)	900	—	900	899	—	899
6.375% Senior Notes due December 2021 (a)	1,199	—	1,199	1,199	—	1,199
3.8% Senior Notes due October 2022 (a)	745	—	745	745	—	745
7.45% Notes due April 2027 (a)	97	—	97	97	—	97
8% Debentures due April 2027 (a)	57	—	57	57	—	57
7% Notes due June 2028	310	—	310	311	—	311
Capital lease contract due August 2029	642	—	642	657	—	657
7.5% Notes due April 2031 (a)	598	—	598	598	—	598
1.50% Series C Convertible Senior Notes due December 2037 (a)	—	—	—	62	—	62
6.80% Senior Notes due March 2038 (a)	999	—	999	999	—	999
7.35% Senior Notes due December 2041 (a)	300	—	300	300	—	300
Total debt	10,550	178	10,728	12,268	191	12,459
Less debt due within one year
5% Notes due February 2013	—	—	—	250	—	250
5.25% Senior Notes due March 2013 (a)	—	—	—	502	—	502
TPDI Credit Facilities due March 2015	—	—	—	70	—	70
Callable Bonds due February 2016	—	—	—	282	—	282
ADDCL Credit Facilities due December 2017	—	58	58	—	28	28
Eksportfinans Loans due January 2018	141	—	141	153	—	153
Capital lease contract due August 2029	21	—	21	20	—	20
1.50% Series C Convertible Senior Notes due December 2037 (a)	—	—	—	62	—	62
Total debt due within one year	162	58	220	1,339	28	1,367
Total long-term debt	$10,388	$120	$10,508	$10,929	$163	$11,092
_____________________________
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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Scheduled maturities—At September 30, 2013, the scheduled maturities of our debt were as follows (in millions):

	Transocean Ltd. and subsidiaries	Consolidated variable interest entities	Consolidated total
Twelve months ending September 30,
2014	$163	$58	$221
2015	164	31	195
2016	1,266	34	1,300
2017	1,168	36	1,204
2018	2,061	19	2,080
Thereafter	5,723	—	5,723
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,545	178	10,723
Total unamortized discounts, premiums and fair value adjustments, net	5	—	5
Total debt	$10,550	$178	$10,728

    Five-Year Revolving Credit Facility—We have a $2.0 billion five-year revolving credit facility, established under a bank credit agreement dated November 1, 2011, as amended, that is scheduled to expire on November 1, 2016 (the “Five-Year Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.325 percent, based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), and was 0.275 percent at September 30, 2013.  At September 30, 2013, we had $20 million in letters of credit issued and outstanding, we had no borrowings outstanding, and we had $2.0 billion of available borrowing capacity under the Five-Year Revolving Credit Facility.

    Three-Year Secured Revolving Credit Facility—We have a $900 million three-year secured revolving credit facility, established under a bank credit agreement dated October 25, 2012, that is scheduled to expire on October 25, 2015 (the “Three-Year Secured Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.50 percent depending on our Debt Rating, and was 0.375 percent at September 30, 2013.  At September 30, 2013, we had no borrowings outstanding, and we had $900 million of available borrowing capacity under the Three-Year Secured Revolving Credit Facility.

    Borrowings under the Three-Year Secured Revolving Credit Facility are secured by the Ultra-Deepwater Floaters Deepwater Champion, Discoverer Americas and Discoverer Inspiration.  At September 30, 2013 and December 31, 2012, the aggregate carrying amount of Deepwater Champion, Discoverer Americas and Discoverer Inspiration was $2.2 billion and $2.3 billion, respectively.

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

    In June 2013, we repaid the $735 million of borrowings outstanding under the TPDI Credit Facilities, of which $367 million was paid to one of our subsidiaries and eliminated in consolidation.  Upon repayment of all borrowings, we terminated the TPDI Credit Facilities and the related security agreement with respect to the Ultra-Deepwater Floaters Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  In the nine months ended September 30, 2013, we recognized a loss of $1 million associated with the retirement of debt.  See Note 11—Derivatives and Hedging.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Callable Bonds—Aker Drilling was the obligor for the FRN Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “FRN Callable Bonds”) and the 11% Aker Drilling ASA Senior Unsecured Callable Bond Issue 2011/2016 (the “11% Callable Bonds,” and together with the FRN Callable Bonds, the “Callable Bonds”), which were publicly traded on the Oslo Stock Exchange.  On March 6, 2013, we redeemed the FRN Callable Bonds and the 11% Callable Bonds with aggregate outstanding principal amounts of NOK 940 million and NOK 560 million, equivalent to $164 million and $98 million, respectively, using an exchange rate of NOK 5.73 to $1.00.  In connection with the redemption, we made an aggregate cash payment of NOK 1,567 million, equivalent to $273 million.  In the nine months ended September 30, 2013, we recognized a loss of $1 million associated with the retirement of debt.  See Note 11—Derivatives and Hedging.

    ADDCL Credit Facilities—ADDCL has a senior secured credit facility, comprised of Tranche A for $215 million and Tranche C for $399 million, established under a bank credit agreement dated June 2, 2008 that is scheduled to expire in December 2017 (the “ADDCL Primary Loan Facility”).  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  At September 30, 2013, $150 million was outstanding under Tranche A at a weighted-average interest rate of 1.1 percent.  At September 30, 2013, $399 million was outstanding under Tranche C and eliminated in consolidation.

    Borrowings under the ADDCL Primary Loan Facility are secured by the Ultra-Deepwater Floater Discoverer Luanda.  At September 30, 2013 and December 31, 2012, the carrying amount of Discoverer Luanda was $749 million and $786 million, respectively.

    ADDCL also has a $90 million secondary credit facility, established under a bank credit agreement dated June 2, 2008 that is scheduled to expire in December 2015 (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”).  One of our subsidiaries provides 65 percent of the total commitment under the ADDCL Secondary Loan Facility.  At September 30, 2013, $80 million was outstanding under the ADDCL Secondary Loan Facility, of which $52 million was due to one of our subsidiaries and eliminated in consolidation.  On September 30, 2013, the weighted-average interest rate was 3.4 percent.

    ADDCL is required to maintain certain cash balances in accounts restricted for the payment of the scheduled installments on the ADDCL Credit Facilities.  At September 30, 2013 and December 31, 2012, ADDCL had restricted cash investments of $32 million and $19 million, respectively.

    Eksportfinans Loans—The Eksportfinans Loans require cash collateral to remain on deposit at a financial institution through expiration (the “Aker Restricted Cash Investments”).  At September 30, 2013 and December 31, 2012, the aggregate principal amount of the Aker Restricted Cash Investments was $599 million and $801 million, respectively.

    1.50% Series C Convertible Senior Notes—In the nine months ended September 30, 2013, interest expense for our 1.50% Series C Convertible Senior Notes, excluding amortization of debt issue costs, was less than $1 million.  In the three and nine months ended September 30, 2012, interest expense for our 1.50% Series C Convertible Senior Notes, excluding amortization of debt issue costs, was $22 million and $65 million, respectively.  At December 31, 2012, the aggregate carrying amount of the 1.50% Series C Convertible Senior Notes included a liability component and an equity component of $62 million and $10 million, respectively.  On February 7, 2013, we redeemed the remaining $62 million aggregate principal amount of the Series C Convertible Senior Notes for an aggregate cash payment of $62 million.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 11—Derivatives and Hedging

    Derivatives designated as hedging instruments—We had interest rate swaps, which were designated and qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013.  During the nine months ended September 30, 2013, these interest rate swaps expired.

    We also had interest rate swaps, which were designated and qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable-rate borrowings under the TPDI Credit Facilities.  In June 2013, we repaid the borrowings under the TPDI Credit Facilities, and we terminated these interest rate swaps.  In connection with the termination, we made a net cash payment of $22 million, and we reclassified $9 million from accumulated other comprehensive loss to other expense, net.

    Additionally, we had cross-currency interest rate swaps, which were designated and qualified as a cash flow hedge, to reduce the variability of cash interest payments and the final cash principal payment associated with the 11% Callable Bonds resulting from the changes in the U.S. dollar to Norwegian krone exchange rate.  In March 2013, in connection with our redemption of the 11% Callable Bonds, we terminated these cross-currency interest rate swaps and the related security agreement with respect to Transocean Spitsbergen and Transocean Barents.  As a result of the termination, we made a cash payment of $128 million and received a cash payment of NOK 705 million, which we applied to the redemption of the 11% Callable Bonds, and we reclassified $5 million from accumulated other comprehensive loss to other expense, net.

    The effect on our condensed consolidated statements of operations resulting from changes in the fair values of derivatives designated as cash flow hedges was as follows (in millions):

		Three months ended September 30,		Nine months ended September 30,
	Statement of operations classification	2013	2012	2013	2012
Loss associated with effective portion	Interest expense, net of amounts capitalized	$—	$(1)	$(4)	$(4)
Gain associated with effective portion	Other, net	—	4	—	4
Loss associated with termination	Other, net	—	—	(14)	—

    The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, were as follows (in millions):

	Balance sheet classification	September 30, 2013	December 31, 2012
Interest rate swaps, fair value hedges	Other current assets	$—	$6
Interest rate swaps, cash flow hedges	Other long-term liabilities	—	13
Cross-currency swaps, cash flow hedges	Other current assets	—	1
Cross-currency swaps, cash flow hedges	Other assets	—	1

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 12—Postemployment Benefit Plans

One-time termination benefit plans
    During the nine months ended September 30, 2013, we committed to a plan to improve the organizational efficiency of our shore-based support activities worldwide.  In connection with this initiative, we established certain one-time termination benefit plans for shore-based employees in the U.S. and the U.K. and for expatriate resident employees worldwide that were or are expected to be involuntarily terminated during the period from May 2013 through December 2014.  The plans generally offer affected individuals a lump sum benefit payment equivalent to between four weeks and 52 weeks of the employee’s weekly base salary, calculated based on the employee’s annual base salary and years of service with additional amounts paid to those employees that would otherwise have been eligible for a bonus payment under our annual incentive program, and allowed for early retirement and immediate vesting for qualifying individuals under our defined benefit plans and other postretirement employee benefit plans.

    In the three and nine months ended September 30, 2013, we recognized expense of $16 million and $26 million, respectively, associated with severance-related costs under these one-time termination benefit plans.  In the three and nine months ended September 30, 2013, we made payments of $14 million for involuntary terminations under these plans.

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

    The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended September 30, 2013				Three months ended September 30, 2012
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$13	$6	$1	$20	$13	$7	$1	$21
Interest cost	16	5	—	21	15	4	1	20
Expected return on plan assets	(18)	(5)	—	(23)	(16)	(4)	—	(20)
Settlements and curtailments	—	1	—	1	—	19	—	19
Actuarial losses, net	10	—	—	10	11	1	—	12
Prior service cost, net	—	1	—	1	—	(1)	—	(1)
Net periodic benefit costs	$21	$8	$1	$30	$23	$26	$2	$51

Funding contributions	$—	$9	$1	$10	$1	$10	$1	$12

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$42	$20	$1	$63	$37	$23	$1	$61
Interest cost	47	16	1	64	44	17	2	63
Expected return on plan assets	(52)	(16)	—	(68)	(47)	(17)	—	(64)
Settlements and curtailments	1	1	—	2	2	19	—	21
Actuarial losses, net	36	2	—	38	31	3	—	34
Prior service cost, net	(1)	1	—	—	(1)	(1)	—	(2)
Net periodic benefit costs	$73	$24	$2	$99	$66	$44	$3	$113

Funding contributions	$60	$30	$2	$92	$104	$27	$3	$134

Index

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

    In the nine months ended September 30, 2013, we made an aggregate cash payment of $160 million in satisfaction of amounts due under the Plea Agreement, including $100 million for the payment of the criminal fine, $58 million for the initial payment to the National Fish and Wildlife Foundation and $2 million for the initial payment to the National Academy of Sciences.  In the nine months ended September 30, 2013, we paid $404 million, including interest at a rate of 2.15 percent, in satisfaction of amounts due under the Consent Decree.  At September 30, 2013, our outstanding settlement obligations under the Plea Agreement and the Consent Decree, excluding interest, were as follows (in millions):

	Plea Agreement	Consent Decree	Settlement obligations
Twelve months ending September 30,
2014	$60	$400	$460
2015	60	200	260
2016	60	—	60
2017	60	—	60
Total settlement obligations	$240	$600	$840

    The resolution with the DOJ of such civil and potential criminal claims did not include potential claims arising from the False Claims Act investigation.  As part of the settlement discussions, however, we inquired whether the U.S. intends to pursue any actions under the False Claims Act as discussed below.  In response, the DOJ sent us a letter stating that the Civil Division of the DOJ, based on facts then known, was no longer pursuing any investigation or claims, and did not have any present intention to pursue any investigation or claims, under the False Claims Act against the various Transocean entities for their involvement in the Macondo well incident.

    We also agreed that payments made pursuant to the Plea Agreement or the Consent Decree are not deductible for tax purposes and that payments made pursuant to the Consent Decree are not to be used as a basis for indemnity or reimbursement from BP or other non-insurer defendants named in the complaint by the U.S.

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

    Consent Decree—Pursuant to the Consent Decree, which was approved by the court on February 19, 2013, we agreed to take specified actions relating to operations in U.S. waters, including, among other things, the design and implementation of, and compliance with, additional systems and procedures; blowout preventer certification and reports; measures to strengthen well control competencies, drilling monitoring, recordkeeping, incident reporting, risk management and oil spill training, exercises and response planning; communication with operators; alarm systems; transparency and responsibility for matters relating to the Consent Decree; and technology innovation, with a first emphasis on more efficient, reliable blowout preventers.  We agreed to submit a performance plan (the “Performance Plan”) for approval by the U.S. within 120 days after the date of entry of the Consent Decree.  On June 14, 2013, we submitted our proposed Performance Plan, containing among other required items, interim milestones for actions in specified areas and a proposed schedule for reports required under the Consent Decree.  We have been in ongoing discussions regarding the terms of the Performance Plan, although it has not yet been approved by the U.S.

Index

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

    The Consent Decree did not resolve the rights of the U.S. with respect to all other matters, including certain liabilities under the Oil Pollution Act of 1990 (“OPA”) for removal costs or resulting from a natural resources damages assessment (“NRDA”).  However, the district court previously held that we are not liable under the OPA for damages caused by subsurface discharge from the Macondo well.  If this ruling is upheld on appeal, our NRDA liability would be limited to any such damages arising from the above-surface discharge.  The court has not yet ruled whether we could be liable for removal costs to the U.S. or any state or local government as an operator of the Macondo well.

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

    EPA Agreement—On February 25, 2013, we and the U.S. Environmental Protection Agency (“EPA”) entered into an administrative agreement (the “EPA Agreement”), which has a five-year term.  The EPA Agreement resolved all matters relating to suspension, debarment and statutory disqualification arising from the matters contemplated by the Plea Agreement.  Subject to our compliance with the terms of the EPA Agreement, the EPA agreed that it will not suspend, debar or statutorily disqualify us and will lift any existing suspension, debarment or statutory disqualification.

    In the EPA Agreement, we agreed to, among other things, (1) comply with our obligations under the Plea Agreement and the Consent Decree; (2) continue the implementation of certain programs and systems, including the scheduled revision of our environmental management system and maintenance of certain compliance and ethics programs; (3) comply with certain employment and contracting procedures; (4) engage independent compliance auditors and a process safety consultant to, among other things, assess and report to the EPA on our compliance with the terms of the Plea Agreement, the Consent Decree and the EPA Agreement; and (5) give reports and notices with respect to various matters, including those relating to compliance, misconduct, legal proceedings, audit reports, the EPA Agreement, the Consent Decree and the Plea Agreement.  Subject to certain exceptions, the EPA Agreement prohibits us from entering into or engaging in certain business relationships with individuals or entities that are debarred, suspended, proposed for debarment or similarly restricted.

Macondo well incident contingencies
    Overview—We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2013 and December 31, 2012, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $451 million and $1.9 billion, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could increase the liabilities we ultimately recognize.

    We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  At September 30, 2013 and December 31, 2012, the insurance recoverable asset was $34 million and $153 million, respectively, recorded in other assets.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

    On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC.  Various parties who objected to the BP/PSC Settlement have filed appeals in the Fifth Circuit Court of Appeals challenging the MDL Court’s final approval of the BP/PSC Settlement.  Oral argument for such appeals has been scheduled for November 4, 2013.  BP has filed appeals in the Fifth Circuit Court of Appeals challenging the manner in which the BP/PSC Settlement has been interpreted by the MDL Court with respect to business economic loss claims (“BEL Claims”).  In these appeals, BP argues that, if the MDL Court’s interpretation of the settlement with respect to BEL Claims is not overturned, the entire BP/PSC Settlement is invalid and should not have been approved.  On October 2, 2013, the Fifth Circuit issued an opinion questioning the manner in which the settlement had been interpreted with respect to BEL Claims.

    In December 2012, in response to the BP/PSC Settlement, we filed three motions seeking partial summary judgment on various claims, including punitive damages claims.  If successful, these motions would eliminate or reduce our exposure to punitive damages.  The MDL Court has not ruled on these motions.

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

    The first phase of the trial began on February 25, 2013 and testimony concluded on April 17, 2013.  This phase addressed fault issues, including negligence, gross negligence, or other bases of liability of the various defendants with respect to the cause of the blowout and the initiation of the oil spill, as well as limitation of liability issues.  In June and July 2013, the parties filed post-trial briefs and proposed findings of fact and conclusions of law.  The MDL Court has not yet ruled on the issues tried in the first phase of the trial.

    If the MDL Court finds in this phase of the trial that we were grossly negligent, we will be exposed to at least three litigation risks: (1) the MDL Court could award punitive damages under general maritime law to plaintiffs who own property damaged by oil and to plaintiffs who are commercial fishermen; (2) the MDL Court could find that our gross negligence voids the release BP gave us in the drilling contract for direct claims by BP, which BP has assigned to the plaintiffs in the BP/PSC settlement; and (3) we could be liable for all other oil pollution damages claims, including claims resulting from NRDA, if the MDL Court were to go beyond gross negligence for which we are to be indemnified and find a “core breach” of the drilling contract, or if the court of appeals were to reverse a prior ruling that BP owes us indemnity for these claims even in the event of gross negligence.  Our four pending motions for partial judgment on the pleadings or partial summary judgment, if successful, could reduce or eliminate our exposure to these claims.  A finding of gross negligence against us or against BP or a finding that either we or BP violated certain safety regulations would also result in the removal of the statutory liability caps under OPA.  Under the MDL Court’s present ruling, however, our liability for damages under OPA is limited to damages caused by discharge on or above the surface of the water.

    The second phase of the trial began on September 30, 2013.  This phase addressed conduct related to stopping the release of hydrocarbons after April 22, 2010 and quantification of the amount of oil discharged.  In light of BP’s criminal plea agreement with the DOJ acknowledging that it provided the government with false or misleading information throughout the spill response, we amended our pleadings to allege as an affirmative defense that BP’s fraud delayed the final capping of the well and that we should not be liable for damages resulting from this delay.

    We can provide no assurances as to the outcome of the trial, as to the timing of any phase of trial or any rulings, that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.

    Litigation—As of September 30, 2013, 1,387 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Wrongful death and personal injury—As of September 30, 2013, we have been named, along with other unaffiliated defendants, in certain complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death or other personal injuries arising out of the Macondo well incident.  Nine complaints involve fatalities and 63 complaints seek recovery for bodily injuries.  A number of these lawsuits have been settled.  Per the order of the Multidistrict Litigation Panel (“MDL”), all claims but one have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic and punitive damages.  BP, MI-SWACO, Weatherford International Ltd. and Cameron International Corporation (“Cameron”) and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

    Economic loss—As of September 30, 2013, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 921 pending individual complaints as well as 199 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  No classes have been certified at this time.  Most of these actions have either been transferred to or are the subject of motions to transfer to the MDL.  See “—Contractual indemnity.”

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

    In April 2011, we filed cross-claims and counter-claims against BP, Halliburton, Anadarko, MOEX, certain of these parties’ affiliates, the U.S. and certain other third parties.  We seek indemnity, contribution, including contribution under OPA, and subrogation under OPA, and we have asserted claims for breach of warranty of workmanlike performance, strict liability for manufacturing and design defect, breach of express contract, and damages for the difference between the fair market value of Deepwater Horizon and the amount received from insurance proceeds.  The Consent Decree limits our ability to seek indemnification or reimbursement with respect to certain of these matters against the owners of the Macondo well and dismissed our claims against the U.S.  We are not pursuing arbitration on the key contractual issues with BP; instead, we are relying on the court to resolve the disputes.

    Federal securities claims—A federal securities proposed class action is currently pending in the U.S. District Court, Southern District of New York, naming us and former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleges that the joint proxy statement related to our shareholder meeting in connection with our merger with the acquired company violated Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claims that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and seeks compensatory and rescissory damages and attorneys’ fees on behalf of itself and the proposed class members.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  On October 4, 2012, the court denied our motion to dismiss the action.  On October 5, 2012, we asked the court to stay the action pending a decision by the Second Circuit Court of Appeals in an unrelated action involving the time period within which Section 14 claims can be filed that could be relevant to the disposition of this case.  On June 27, 2013, the Second Circuit Court of Appeals ruled on the issue in the unrelated action in a manner that we believe supports our position that the plaintiff’s existing claims alleged in the action are time-barred.  On August 30, 2013, we filed a motion to dismiss on the ground that the claims are time-barred under the Second Circuit Court of Appeals’ ruling.

    Other federal statutes—Several of the claimants have made assertions under the statutes, including the CWA, the Endangered Species Act, the Migratory Bird Treaty Act, the CERCLA and the Emergency Planning and Community Right-to-Know Act.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed in the state district court in Texas by our shareholders naming us as a nominal defendant and certain of our current and former officers and directors as defendants.  These cases allege breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking to recover, on behalf of us, damages to Transocean Ltd. and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Any recovery of the damages or disgorgement by the plaintiffs in these actions would be paid to us.  If the plaintiffs prevail, we could be required to pay plaintiffs’ attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  The two actions have been consolidated before a single judge.  In August 2012, the defendants filed a motion to dismiss the complaint on the grounds that the actions must be maintained in the courts of Switzerland and that the plaintiffs lack standing to assert the claims alleged.  In December 2012, in response to defendants' motion to dismiss for lack of standing, the plaintiffs dismissed their action without prejudice.  In January 2013, one of the plaintiffs re-filed a previously dismissed complaint seeking to recover damages to Transocean Ltd. and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Certain defendants filed a motion to dismiss the re-filed complaint in March 2013 on the ground that the action must be maintained in the courts of Switzerland.  On July 30, 2013, the court granted the motion to dismiss.  On August 29, 2013, the state district court of Texas dismissed the action in its entirety as to all defendants.  On September 6, 2013, plaintiffs filed an appeal in the First Court of Appeals in Texas.

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

    On January 9, 2012, we filed our opposition to the motion and filed a cross-motion for partial summary judgment seeking a ruling that we are not liable for the subsurface discharge of hydrocarbons.  On February 22, 2012, the MDL Court ruled that we are not liable as a responsible party for damages under OPA with respect to the below surface discharges from the Macondo well.  The MDL Court did not rule on whether we could be liable for removal costs to the U.S. or any state or local government as an operator of the Macondo well.  The court also ruled that the below surface discharge was discharged from the well facility, and not from the Deepwater Horizon vessel, within the meaning of the CWA, and that we, therefore, are not liable for such discharges as an owner of the vessel under the CWA.  However, the MDL Court ruled that the issue of whether we could be held liable for such discharge under the CWA as an operator of the well facility could not be resolved on summary judgment.  We subsequently entered into an agreement with the DOJ regarding liability to the U.S. with respect to its CWA claim through the Consent Decree.  The Consent Decree did not resolve the rights of the U.S. with respect to certain liabilities under OPA for removal costs or resulting from NRDA.  In August and September 2012, Anadarko and BP filed appeals to the U.S. Court of Appeals for the Fifth Circuit, in which they argue that the below-surface discharge was discharged from the vessel, not from the well facility.  Briefing was completed in August 2013, and oral argument has been scheduled for December 4, 2013.  As a result of our Consent Decree agreement, the outcome of this appeal would not affect our CWA civil penalty liability for the Macondo well incident, but it could establish a legal precedent as to whether the owner and operator of a drilling vessel are liable for CWA civil penalties for a subsurface discharge.  See “—Macondo well incident settlement obligations”.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    State and other government claims—In June 2010, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a consolidated compliance order and notice of potential penalty to us and certain of our subsidiaries asking us to eliminate and remediate discharges of oil and other pollutants into waters and property located in the State of Louisiana, and to submit a plan and report in response to the order.  In October 2010, the LDEQ rescinded its enforcement actions against us and our subsidiaries but reserved its rights to seek civil penalties for future violations of the Louisiana Environmental Quality Act.  In September 2010, the State of Louisiana filed an action for declaratory judgment seeking to designate us as a responsible party under OPA and the Louisiana Oil Spill Prevention and Response Act for the discharges emanating from the Macondo well.

    Prior to the possible expiration of the statute of limitations in April 2013, suits were filed by over 200 state, local and foreign governments, including the U.S. States of Alabama, Florida, Louisiana, Mississippi and Texas; the Mexican States of Veracruz, Quintana Roo and Tamaulipas (“Mexican States”); the Federal Government of Mexico and by other local governments by and on behalf of multiple towns and parishes.  These governments generally assert claims under OPA, other statutory environmental state claims and various common law claims.  A local government master complaint also was filed in which cities, municipalities, and other local government entities can, and have, joined.  Most of these new government cases, including the suits filed by the attorneys general of Alabama, Florida, Louisiana, Mississippi and Texas, have been transferred to the MDL.

    The Mexican States’ OPA claims were subsequently dismissed for failure to demonstrate that recovery under OPA was authorized by treaty or executive agreement.  However, the Court preserved some of the Mexican States’ negligence and gross negligence claims, but only to the extent there has been a physical injury to a proprietary interest.  On September 6, 2013, the MDL Court ruled that the Federal Government of Mexico rather than the Mexican States had the proprietary interest in the property and natural resources allegedly injured by the spill and, on that basis, dismissed the remaining claims of the Mexican States.  The Mexican States have filed a notice of appeal.  The claims of the Federal Government of Mexico remain pending.

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

    On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is inapplicable to the Macondo well incident.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties.  Certain Louisiana parishes have appealed portions of this ruling.  The appeal was argued to the Fifth Circuit Court of Appeals on March 5, 2013.  The court has not ruled on this appeal.

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

    Wreck removal—By letter dated December 6, 2010, the U.S. Coast Guard requested us to formulate and submit a comprehensive oil removal plan to remove any diesel fuel contained in the sponsons and fuel tanks that can be recovered from Deepwater Horizon. We have conducted a survey of the rig wreckage and have confirmed that no diesel fuel remains on the rig.  The U.S. Coast Guard has not requested that we remove the rig wreckage from the sea floor.  In October 2012, a new sheen was reported and preliminarily determined to have originated from the Macondo well.  We understand that BP was notified of the sheen in early September 2012 and had commenced an investigation to determine the source, whether the oil and mud were from the sea floor, the rig or rig equipment, or other sources.  In February 2013, the U.S. Coast Guard submitted a request seeking analysis and recommendations as to the potential life of the rig’s riser and cofferdam resting on the seafloor and potential remediation or removal options.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our remaining excess liability limits.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

    In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our excess liability insurance program.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  In response, our wholly owned captive insurance subsidiary and our first four excess layer insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligations to BP, Anadarko and MOEX.  We are parties to the declaratory judgment actions, which were transferred to the MDL Court for discovery and other purposes.  On November 15, 2011, the MDL Court ruled that BP’s coverage rights are limited to the scope of our indemnification of BP in the drilling contract.  A final judgment was entered against BP, Anadarko and MOEX, and BP appealed.  On March 1, 2013, the U.S. Court of Appeals for the Fifth Circuit issued an opinion reversing the decision of the MDL Court, and holding that BP is an unrestricted additional insured under the policies issued by our wholly owned captive insurance company and the first four excess layer insurers.  We and the insurers filed petitions for rehearing with the Fifth Circuit.  On August 29, 2013, the Fifth Circuit Court issued an opinion withdrawing the March 1, 2013 opinion and certifying certain insurance law questions to the Texas Supreme Court.  On September 6, 2013, the Texas Supreme Court accepted certification of these questions.  BP’s opening brief is due on November 20, 2013.

    We believe that additional insured coverage for BP, Anadarko or MOEX under the $250 million fifth layer of our insurance program is limited to the scope of our indemnification of BP under the drilling contract.  While we cannot predict the outcome of the matter before the Texas Supreme Court or the outcome of any subsequent proceedings in the Fifth Circuit, we do not expect them to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

Other legal proceedings
    Brazil Frade field incident—On or about November 7, 2011, oil was released from fissures in the ocean floor in the vicinity of a development well being drilled by Chevron using the Deepwater Floater Sedco 706.  The well was located in the Frade field off the coast of Rio de Janeiro.  The release was ultimately controlled, and the well was plugged.

    Federal civil claims—On or about December 13, 2011, a federal prosecutor in the town of Campos in Rio de Janeiro State filed a civil public action against Chevron and us seeking BRL 20.0 billion, equivalent to approximately $9.0 billion, and seeking injunctive relief on certain matters, including preventing us from operating in Brazil (the “First Civil Claim”).

    On March 15, 2012, Chevron publicly announced that it had identified a new sheen in Frade field.  The source of the sheen was determined to be seepage from an 800-meter fissure approximately three kilometers away from the location of the November 2011 incident.  On or about April 3, 2012, the same federal prosecutor who filed the First Civil Claim filed a new civil public action against Chevron and us in federal court in Campos (the “Second Civil Claim” and, together with the First Civil Claim, the “Frade Civil Claims”).  This lawsuit alleges the new seepage discovered in March 2012 is related to the November 2011 incident and release.  The lawsuit seeks an additional BRL 20.0 billion, equivalent to approximately $9.0 billion, in damages.

    On September 17, 2013, one of our subsidiaries entered into an agreement with Chevron, the Brazilian Federal Prosecutor’s Office and certain Brazilian governmental agencies regarding the settlement of the Frade Civil Claims (the “Frade Settlement Agreement”).  The Frade Settlement Agreement releases us from the Frade Civil Claims without a finding of fault or liability.  We have no financial obligations under the Frade Settlement Agreement.  The Frade Settlement Agreement became binding upon all parties when it was approved by the federal court on September 27, 2013, and as a result, the Frade Civil Claims were dismissed.

    Private civil claims—On March 27, 2012, the union of oil industry workers in Brazil, Federacao Unica dos Petroleiros (“FUP”), filed a civil lawsuit in federal court in Rio de Janeiro against Chevron and us alleging a number of claims, including negligence on our part, and seeking a permanent injunction enjoining our operations in Brazil.  The lawsuit sought unspecified damages.  On or about April 16, 2012, the court issued an order transferring this case to the same court in Rio de Janeiro in which the initial civil public action is pending.  On or about May 1, 2012, the Rio de Janeiro court dismissed this lawsuit, without prejudice, as duplicative of the other civil lawsuits.  The FUP has appealed this dismissal.  On October 26, 2012, the trial court issued an opinion suspending the lawsuit until a final decision is rendered on the merits on the First Civil Claim; this opinion had the effect of staying the FUP’s appeal.

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

    We are working toward resolving all valid claims that are brought based on the incidents and will vigorously defend any claims that may not be resolved.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect them to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  The Circuit Courts subsequently dismissed the original 21 multi-plaintiff complaints and required each plaintiff to file a separate lawsuit.  After certain individual claims were dismissed, 593 separate lawsuits remained, each with a single plaintiff.  We have or may have direct or indirect interest in a total of 20 cases in Mississippi.  The complaints generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  With the exception of cases pending in Jones and Jefferson counties, these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the court to preside over the cases.  Of the 20 cases in which we have or may have an interest, only two have been scheduled for trial.  During the three months ended March 31, 2013, one of these two cases was resolved through a negotiated settlement for a nominal sum.  In the other case, we were not named as a direct defendant, but the Special Master granted a Motion for Summary Judgment based on the absence of medical evidence in favor of all defendants.  The resolution of these two cases leaves 18 remaining lawsuits in Mississippi in which we have or may have an interest.

    In 2011, the Special Master issued a ruling that a Jones Act employer defendant, such as us, cannot be sued for punitive damages, and this ruling has now been obtained in three of our cases.  To date, seven of the 593 cases have gone to trial against defendants who allegedly manufactured or distributed drilling mud additives.  None of these cases have involved an individual Jones Act employer, and we have not been a defendant in any of these cases.  During the six months ended June 30, 2013, a group of lawsuits premised on the same allegations as those in Mississippi were filed in Louisiana, 11 of which named one of our subsidiaries as a defendant.  Four of these cases were dismissed through early motions, and seven claims remain pending in Louisiana.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

    One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2013, the subsidiary was a defendant in approximately 883 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 1,873 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990.  Through September 30, 2013, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

    Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 513 million, equivalent to approximately $231 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

    Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 509 million, equivalent to approximately $230 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 31 million, equivalent to approximately $14 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities is possible.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Retained risk
    Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of September 30, 2013, the insured value of our drilling rig fleet was approximately $27.3 billion, excluding our rigs under construction.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Hull and machinery coverage—At September 30, 2013, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also have coverage in an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate damage to a rig and wreck removal.  Any excess wreck removal costs are generally covered to the extent of our remaining excess liability coverage.

    Excess liability coverage—At September 30, 2013, we carried $820 million of commercial market excess liability coverage, exclusive of deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we have retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retain the risk for any liability losses in excess of $870 million.

    Other insurance coverage—At September 30, 2013, we also carried $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we may have legal or contractual liability arising from our gross negligence or willful misconduct.

Letters of credit and surety bonds
    At September 30, 2013 and December 31, 2012, we had outstanding letters of credit totaling $529 million and $522 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $103 million and $113 million, respectively, that we agreed to retain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At September 30, 2013 and December 31, 2012, we had outstanding surety bonds totaling $8 million and $11 million, respectively.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 15—Shareholders’ Equity

    Distribution of qualifying additional paid-in capital—In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments of $0.56 per outstanding share, subject to certain limitations.  We did not pay the distribution of qualifying additional paid-in capital related to our shares held in treasury or held by our subsidiary.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 19 and September 18, 2013, we paid the first two installments in the aggregate amount of $404 million to shareholders of record as of May 31 and August 23, 2013, respectively.  At September 30, 2013, the carrying amount of the unpaid distribution payable was $404 million.

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

    Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At September 30, 2013 and December 31, 2012, our subsidiary held 10.4 million and 11.5 million shares, respectively.

    Accumulated other comprehensive loss—For the three and nine months ended September 30, 2013 and 2012, the changes in accumulated other comprehensive loss, presented net of tax, were as follows (in millions):

	Three months ended September 30, 2013				Three months ended September 30, 2012
	Defined benefit pension plans	Derivative instruments	Marketable securities	Total	Defined benefit pension plans	Derivative instruments	Marketable securities	Total
Balance, beginning of period	$(437)	$3	$—	$(434)	$(506)	$(8)	$(2)	$(516)
Other comprehensive income (loss) before reclassifications	(2)	(1)	—	(3)	(5)	1	—	(4)
Reclassifications to net income	11	—	—	11	11	(3)	—	8
Other comprehensive income (loss), net	9	(1)	—	8	6	(2)	—	4
Balance, end of period	$(428)	$2	$—	$(426)	$(500)	$(10)	$(2)	$(512)

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	Defined benefit pension plans	Derivative instruments	Marketable securities	Total	Defined benefit pension plans	Derivative instruments	Marketable securities	Total
Balance, beginning of period	$(511)	$(10)	$—	$(521)	$(501)	$7	$(2)	$(496)
Reclassification from redeemable noncontrolling interest	—	—	—	—	—	(17)	—	(17)
Other comprehensive income (loss) before reclassifications	47	(6)	—	41	(32)	—	—	(32)
Reclassifications to net income	36	18	—	54	33	—	—	33
Other comprehensive income (loss), net	83	12	—	95	1	(17)	—	(16)
Balance, end of period	$(428)	$2	$—	$(426)	$(500)	$(10)	$(2)	$(512)

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Significant reclassifications from accumulated other comprehensive income to net income included the following (in millions):

	Statement of operations classification	Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Defined benefit pension plans
Actuarial losses		$10	$12	$38	$34
Prior service costs		1	(1)	—	(2)
Settlements and curtailments		1	—	1	2
Total amortization, before income taxes	Net periodic benefit costs (a)	12	11	39	34
Income tax benefit	Income tax expense	(1)	—	(3)	(1)
Total amortization, net of income taxes		$11	$11	$36	$33
_____________________________
(a)
We recognize the amortization of accumulated other comprehensive income components related to defined benefit pension plans in net periodic benefit costs.  In the three and nine months ended September 30, 2013, the amortization components of our net periodic benefit costs were $9 million and $30 million, recorded in operating and maintenance costs, and $3 million and $9 million, recorded in general and administrative costs, respectively.  In the three and nine months ended September 30, 2012, the amortization components of our net periodic benefit costs were $8 million and $25 million, recorded in operating and maintenance costs, and $3 million and $9 million, recorded in general and administrative costs, respectively.  See Note 12—Postemployment Benefit Plans.

Note 16—Financial Instruments

    The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$3,559	$3,559	$5,134	$5,134
Notes and other loans receivable	138	143	142	142
Preference shares	—	—	196	196
Restricted cash investments	639	668	857	903
Long-term debt, including current maturities	10,550	11,537	12,268	13,899
Long-term debt of consolidated variable interest entities, including current maturities	178	178	191	191
Derivative instruments, assets	—	—	8	8
Derivative instruments, liabilities	—	—	15	15

    We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions.

    Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At September 30, 2013 and December 31, 2012, the aggregate carrying amount of our cash equivalents was $2.5 billion and $4.2 billion, respectively.

    Notes and other loans receivable—We hold certain notes and other loans receivable, which originated in connection with certain asset dispositions and supplier advances.  The carrying amount represents the amortized cost of our investments.  We measured the estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings of the borrowers.  At September 30, 2013, the aggregate carrying amount of our notes receivable and other loans receivable was $138 million, including $41 million and $97 million recorded in other current assets and other assets, respectively.  At December 31, 2012, the aggregate carrying amount of our notes receivable and other loans receivable was $142 million, including $35 million and $107 million recorded in other current assets and other assets, respectively.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    Restricted cash investments—The carrying amount of the Aker Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Aker Restricted Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At September 30, 2013 and December 31, 2012, the aggregate carrying amount of the Aker Restricted Cash Investments was $597 million and $797 million, respectively.  At September 30, 2013 and December 31, 2012, the estimated fair value of the Aker Restricted Cash Investments was $626 million and $843 million, respectively.

    The carrying amount of the restricted cash investments for the TPDI Credit Facilities, the ADDCL Credit Facilities and other obligations approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  At September 30, 2013, the aggregate carrying amount of the restricted cash investments for the ADDCL Credit Facilities and other obligations was $42 million.  At December 31, 2012, the aggregate carrying amount of the restricted cash investments for the TPDI Credit Facilities, the ADDCL Credit Facilities and other obligations was $60 million.

    Debt—We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At September 30, 2013 and December 31, 2012, the aggregate carrying amount of our fixed-rate debt was $10.6 billion and $11.7 billion, respectively.  At September 30, 2013 and December 31, 2012, the aggregate estimated fair value of our fixed-rate debt was $11.5 billion and $13.3 billion, respectively.

    The carrying amount of our variable-rate debt approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayment.  We measured the estimated fair value of our variable-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At September 30, 2013, we did not have any variable-rate debt.  At December 31, 2012, the aggregate carrying amount of our variable-rate debt was $579 million.

    Debt of consolidated variable interest entities—The carrying amount of the variable-rate debt of our consolidated variable interest entities approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayments.  We measured the estimated fair value of the debt of our consolidated variable interest entities using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At September 30, 2013 and December 31, 2012, the aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities was $178 million and $191 million, respectively.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

    The condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the subsidiaries operated as independent entities (in millions):

	Three months ended September 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,561	$(3)	$2,558
Cost and expenses	9	2	1,823	(3)	1,831
Loss on impairment	—	—	(17)	—	(17)
Gain on disposal of assets, net	—	—	32	—	32
Operating income (loss)	(9)	(2)	753	—	742

Other income (expense), net
Interest expense, net	(4)	(134)	7	—	(131)
Equity in earnings	559	704	—	(1,263)	—
Other, net	—	(14)	10	—	(4)
	555	556	17	(1,263)	(135)
Income from continuing operations before income tax expense	546	554	770	(1,263)	607
Income tax expense	—	—	63	—	63
Income from continuing operations	546	554	707	(1,263)	544
Income (loss) from discontinued operations, net of tax	—	(19)	23	—	4

Net Income	546	535	730	(1,263)	548
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income attributable to controlling interest	546	535	728	(1,263)	546

Other comprehensive income before income taxes	1	7	3	—	11
Income taxes related to other comprehensive loss	—	—	(2)	—	(2)
Other comprehensive income, net of income taxes	1	7	1	—	9

Total comprehensive income	547	542	731	(1,263)	557
Total comprehensive income attributable to noncontrolling interest	—	—	3	—	3
Total comprehensive income attributable to controlling interest	$547	$542	$728	$(1,263)	$554

	Three months ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,437	$(6)	$2,431
Cost and expenses	3	2	1,671	(6)	1,670
Loss on impairment	—	—	—	—	—
Gain on disposal of assets, net	—	—	50	—	50
Operating income (loss)	(3)	(2)	816	—	811

Other income (expense), net
Interest expense, net	(3)	(149)	(13)	—	(165)
Equity in earnings	(375)	(223)	—	598	—
Other, net	—	(5)	(3)	—	(8)
	(378)	(377)	(16)	598	(173)
Income (loss) from continuing operations before income tax expense	(381)	(379)	800	598	638
Income tax expense	—	—	105	—	105
Income (loss) from continuing operations	(381)	(379)	695	598	533
Loss from discontinued operations, net of tax	—	—	(916)	—	(916)

Net loss	(381)	(379)	(221)	598	(383)
Net loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Net loss attributable to controlling interest	(381)	(379)	(219)	598	(381)

Other comprehensive income (loss) before income taxes	(3)	7	(1)	—	3
Income taxes related to other comprehensive loss	—	—	1	—	1
Other comprehensive income (loss), net of income taxes	(3)	7	—	—	4

Total comprehensive loss	(384)	(372)	(221)	598	(379)
Total comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Total comprehensive loss attributable to controlling interest	$(384)	$(372)	$(219)	$598	$(377)

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Nine months ended September 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$7,166	$(14)	$7,152
Cost and expenses	35	7	5,276	(14)	5,304
Loss on impairment	—	—	(54)	—	(54)
Gain on disposal of assets, net	—	—	23	—	23
Operating income (loss)	(35)	(7)	1,859	—	1,817

Other income (expense), net
Interest expense, net	(10)	(400)	4	—	(406)
Equity in earnings	1,219	1,645	—	(2,864)	—
Other, net	—	(9)	(12)	—	(21)
	1,209	1,236	(8)	(2,864)	(427)
Income from continuing operations before income tax expense	1,174	1,229	1,851	(2,864)	1,390
Income tax expense	—	—	212	—	212
Income from continuing operations	1,174	1,229	1,639	(2,864)	1,178
Gain (loss) from discontinued operations, net of tax	—	(74)	68	—	(6)

Net Income	1,174	1,155	1,707	(2,864)	1,172
Net loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income attributable to controlling interest	1,174	1,155	1,709	(2,864)	1,174

Other comprehensive income (loss) before income taxes	(5)	79	25	—	99
Income taxes related to other comprehensive loss	—	—	(2)	—	(2)
Other comprehensive income (loss), net of income taxes	(5)	79	23	—	97

Total comprehensive income	1,169	1,234	1,730	(2,864)	1,269
Total comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Total comprehensive income attributable to controlling interest	$1,169	$1,234	$1,730	$(2,864)	$1,269

	Nine months ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$6,887	$(17)	$6,870
Cost and expenses	35	4	5,708	(17)	5,730
Loss on impairment	—	—	(140)	—	(140)
Gain on disposal of assets, net	—	—	40	—	40
Operating income (loss)	(35)	(4)	1,079	—	1,040

Other income (expense), net
Interest expense, net	(10)	(422)	(68)	—	(500)
Equity in earnings	(630)	(239)	—	869	—
Other, net	—	4	(36)	—	(32)
	(640)	(657)	(104)	869	(532)
Income (loss) from continuing operations before income tax expense	(675)	(661)	975	869	508
Income tax expense	—	—	124	—	124
Income (loss) from continuing operations	(675)	(661)	851	869	384
Loss from discontinued operations, net of tax	—	—	(1,052)	—	(1,052)

Net loss	(675)	(661)	(201)	869	(668)
Net income attributable to noncontrolling interest	—	—	7	—	7
Net loss attributable to controlling interest	(675)	(661)	(208)	869	(675)

Other comprehensive income (loss) before income taxes	(7)	7	2	—	2
Income taxes related to other comprehensive loss	—	—	(1)	—	(1)
Other comprehensive income (loss), net of income taxes	(7)	7	1	—	1

Total comprehensive loss	(682)	(654)	(200)	869	(667)
Total comprehensive income attributable to noncontrolling interest	—	—	7	—	7
Total comprehensive loss attributable to controlling interest	$(682)	$(654)	$(207)	$869	$(674)

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	September 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$13	$1,595	$1,951	$—	$3,559
Other current assets	7	1,233	4,678	(2,104)	3,814
Total current assets	20	2,828	6,629	(2,104)	7,373

Property and equipment, net	—	—	21,096	—	21,096
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	17,744	30,332	—	(48,076)	—
Other assets	—	2,222	18,346	(19,423)	1,145
Total assets	17,764	35,382	49,058	(69,603)	32,601

Liabilities and equity
Debt due within one year	—	—	220	—	220
Other current liabilities	418	531	4,711	(2,104)	3,556
Total current liabilities	418	531	4,931	(2,104)	3,776

Long-term debt	1,030	17,808	11,093	(19,423)	10,508
Other long-term liabilities	42	375	1,641	—	2,058
Total long-term liabilities	1,072	18,183	12,734	(19,423)	12,566

Commitments and contingencies

Total equity	16,274	16,668	31,393	(48,076)	16,259
Total liabilities and equity	$17,764	$35,382	$49,058	$(69,603)	$32,601

	December 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$24	$3,155	$1,955	$—	$5,134
Other current assets	7	1,901	3,852	(2,247)	3,513
Total current assets	31	5,056	5,807	(2,247)	8,647

Property and equipment, net	—	—	20,880	—	20,880
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	16,354	27,933	—	(44,287)	—
Other assets	—	1,804	18,244	(18,307)	1,741
Total assets	16,385	34,793	47,918	(64,841)	34,255

Liabilities and equity
Debt due within one year	—	564	803	—	1,367
Other current liabilities	13	632	5,698	(2,247)	4,096
Total current liabilities	13	1,196	6,501	(2,247)	5,463

Long-term debt	594	17,772	11,033	(18,307)	11,092
Other long-term liabilities	33	454	1,483	—	1,970
Total long-term liabilities	627	18,226	12,516	(18,307)	13,062

Commitments and contingencies

Total equity	15,745	15,371	28,901	(44,287)	15,730
Total liabilities and equity	$16,385	$34,793	$47,918	$(64,841)	$34,255

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Nine months ended September 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(39)	$(392)	$1,576	$—	$1,145

Cash flows from investing activities
Capital expenditures	—	—	(1,290)	—	(1,290)
Proceeds from disposal of assets, net	—	—	174	—	174
Proceeds from disposal of discontinued operations, net	—	—	131	—	131
Proceeds from sale of preference shares	—	185	—	—	185
Investing activities with affiliates, net	—	(806)	(222)	1,028	—
Other, net	—	—	14	—	14
Net cash used in investing activities	—	(621)	(1,193)	1,028	(786)

Cash flows from financing activities
Repayments of debt	—	(562)	(1,111)	—	(1,673)
Proceeds from restricted cash investments	—	—	283	—	283
Deposits to restricted cash investments	—	—	(112)	—	(112)
Distribution of qualifying additional paid-in capital	(404)	—	—	—	(404)
Financing activities with affiliates, net	436	30	562	(1,028)	—
Other, net	(4)	(15)	(9)	—	(28)
Net cash provided by (used in) financing activities	28	(547)	(387)	(1,028)	(1,934)

Net decrease in cash and cash equivalents	(11)	(1,560)	(4)	—	(1,575)
Cash and cash equivalents at beginning of period	24	3,155	1,955	—	5,134
Cash and cash equivalents at end of period	$13	$1,595	$1,951	$—	$3,559

	Nine months ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(58)	$(842)	$2,685	$—	$1,785

Cash flows from investing activities
Capital expenditures	—	—	(646)	—	(646)
Capital expenditures for discontinued operations	—	—	(75)	—	(75)
Proceeds from disposal of assets, net	—	—	189	—	189
Proceeds from disposal of assets in discontinued operations, net	—	—	196	—	196
Investing activities with affiliates, net	(165)	(1,986)	(3,027)	5,178	—
Other, net	—	24	8	—	32
Net cash used in investing activities	(165)	(1,962)	(3,355)	5,178	(304)

Cash flows from financing activities
Change in short-term borrowings, net	—	—	(260)	—	(260)
Proceeds from debt	—	1,493	—	—	1,493
Repayments of debt	—	(30)	(554)	—	(584)
Proceeds from restricted cash investments	—	—	298	—	298
Deposits to restricted cash investments	—	—	(158)	—	(158)
Distribution of qualifying additional paid-in capital	(278)	—	—	—	(278)
Financing activities with affiliates, net	523	2,577	2,078	(5,178)	—
Other, net	(16)	—	8	—	(8)
Net cash provided by (used in) financing activities	229	4,040	1,412	(5,178)	503

Net increase in cash and cash equivalents	6	1,236	742	—	1,984
Cash and cash equivalents at beginning of period	3	2,793	1,221	—	4,017
Cash and cash equivalents at end of period	$9	$4,029	$1,963	$—	$6,001

Index

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

    The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

▪	the impact of the Macondo well incident, claims, settlement and related matters,

▪	the impact of the Brazil Frade field incident, settlement and related matters,

▪	our results of operations and cash flow from operations, including revenues and expenses,

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

▪	the cost and timing of acquisitions and the proceeds and timing of dispositions,

▪	the results and timing of our organizational efficiency initiative, including related costs and expenses,

▪	the optimization of rig-based spending,

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
    Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪
those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2012, in Part II of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013 and in Part II of this report,

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

Index

Business

    Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 29, 2013, we owned or had partial ownership interests in and operated 80 mobile offshore drilling units associated with our continuing operations.  As of November 6, 2013, our fleet consisted of 46 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 22 Midwater Floaters, and 12 High-Specification Jackups.  At November 6, 2013, we also had seven Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.

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

Significant Events

    Distribution of qualifying additional paid-in capital—In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments, subject to certain limitations.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  In June and September 2013, we paid the first two installments in the aggregate amount of $404 million to shareholders as of the respective record dates.  See “—Liquidity and Capital Resources—Sources and uses of liquidity”.

    Organizational efficiency initiative—During the nine months ended September 30, 2013, we committed to a plan to improve the organizational efficiency of our shore-based support activities worldwide.  We believe this organizational efficiency initiative will result in our achieving significant annualized savings in future periods associated with the streamlining of certain shore-based business functions and processes and the elimination of certain processes, programs and tasks that we do not consider central to supporting our core business.  See “—Outlook—Organizational efficiency initiative.”

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

    Frade field incident—On September 17, 2013, one of our subsidiaries entered into an agreement with Chevron, the Brazilian Federal Prosecutor’s Office and certain Brazilian governmental agencies regarding the settlement of the federal civil claims related to the Brazil Frade field incident (the “Frade Settlement Agreement”).  The Frade Settlement Agreement releases us from the federal civil claims without a finding of fault or liability.  We have no financial obligations under the Frade Settlement Agreement.  The Frade Settlement Agreement became binding upon all parties when it was approved by the federal court on September 27, 2013, and as a result, the federal civil claims were dismissed.  See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies—Other legal proceedings.

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

Index

    On February 7, 2013, we redeemed the remaining $62 million aggregate principal amount of the Series C Convertible Senior Notes for an aggregate cash payment of $62 million.

    During the nine months ended September 30, 2013, we repaid the outstanding $250 million and $500 million aggregate principal amount of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013, respectively, as of the stated maturity dates.

    See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

    Fleet expansion—During the nine months ended September 30, 2013, we completed construction of the High-Specification Jackups Transocean Andaman and Transocean Siam Driller, which have commenced operations under their contracts.  In October 2013, we completed construction of the High-Specification Jackup Transocean Ao Thai, which has commenced operations under its contract.

    In October 2013, we were awarded a five-year drilling contract for a newbuild dynamically positioned Ultra-Deepwater drillship, and we entered into a shipyard contract for the construction of the drillship.

    In November 2013, we entered into agreements for the construction of five High-Specification Jackups.  Additionally, each of the five contracts includes an option to order an additional jackup of the same design and specifications on similar terms.  The first option must be exercised within one year, and the remaining four options must be exercised within consecutive four-month intervals thereafter.

    See “—Liquidity and Capital Resources—Drilling fleet.”

    Dispositions—During the three months ended September 30, 2013, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the Deepwater Floater Transocean Richardson along with related equipment.  In connection with the sale of these assets, we received cash proceeds of $145 million, and we recognized an aggregate net gain of $34 million, $22 million, net of tax.  See “—Liquidity and Capital Resources—Drilling fleet.”

    Shelf Drilling preference shares—In June 2013, we completed the sale of the Shelf Drilling preference shares.  In connection with the sale, we received cash proceeds of $185 million, and we recognized a loss of $10 million.  See “—Liquidity and Capital Resources—Sources and uses of cash.”

    Discontinued operations—During the nine months ended September 30, 2013, we completed the sales of the Standard Jackups D.R. Stewart, GSF Adriatic VIII, Interocean III, Trident IV-A and Trident VI, along with related equipment.  In connection with the sales of these assets, we received aggregate cash proceeds of $104 million, and we recognized an aggregate net gain of $44 million.  In October 2013, we completed the sale of the Standard Jackup GSF Rig 134 along with related equipment.  See “—Operating Results—Discontinued operations.”

Index

Outlook

    Drilling market—We expect the commodity pricing underlying the exploration and production programs of our customers to continue to support some contracting opportunities for all asset classes within our drilling fleet in the year ending December 31, 2013 and into the year ending December 31, 2014.  However, we expect the pace of executed contracts for the global floater fleet to slow in the near term, potentially resulting in some idle capacity for this fleet.  As of October 16, 2013, the contract backlog for our continuing operations was $29.8 billion compared to $27.3 billion as of July 17, 2013.

    Following the Macondo well incident, the U.S. government implemented enhanced regulations related to offshore drilling in the U.S. Gulf of Mexico, which require operators to submit applications for new drilling permits that demonstrate compliance with such enhanced regulations.  The enhanced regulations require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  The voluntary application by some of our customers of such third-party inspections and certifications of well control equipment operating outside the U.S. Gulf of Mexico has caused and may continue to cause us to experience additional out of service time and incur additional maintenance costs.  We have entered into an agreement with the DOJ that also requires us to undertake certain inspections and certifications beyond current legal standards.  Although the enhanced regulations and additional maintenance requirements have affected our revenues, costs and out of service time, we are unable to predict, with certainty, the magnitude with which these matters will continue to impact our operations.

    Fleet status—As of October 16, 2013, uncommitted fleet rates for the remainder of 2013, 2014, 2015, 2016 and 2017 were as follows:

	2013	2014	2015	2016	2017
Uncommitted fleet rate (a)
High-Specification Floaters	9%	28%	51%	63%	75%
Midwater Floaters	27%	30%	54%	89%	99%
High-Specification Jackups	5%	17%	44%	67%	81%
_____________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

    As of October 16, 2013, we had eight existing contracts associated with our continuing operations that had fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we are uncertain whether these options will be exercised by our customers in 2013.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

    High-Specification Floaters—During the third quarter of 2013, 12 contracts for Ultra-Deepwater Floaters were entered into worldwide, including one contract and two extensions of existing contracts for our fleet.  Our Ultra-Deepwater Floater fleet has three units with remaining availability in 2013.  We expect customer demand for the Ultra-Deepwater Fleet to support high rig utilization rates and provide opportunities for our available fleet in 2013 and 2014.  The Deepwater Floater fleet rig utilization rate for the industry decreased during the third quarter of 2013 with nine contracts entered into worldwide, including one extension for our Deepwater Floater fleet.  Our Deepwater Floater fleet has four active units with remaining availability in 2013.  The pace of tendering and length of contract terms have decreased, and we are experiencing increased competition for each tendering opportunity.  As of October 16, 2013, we had 39 of our 46 High-Specification Floaters contracted through the end of 2013.  Although we believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet, we expect reduced dayrates and increased competition for our non-harsh environment floaters in the short term.

    Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 22 semisubmersible rigs, has remained stable in the U.K. and Norway.  We extended one contract for our Midwater Floater fleet in the third quarter of 2013, and we have six units available in 2013.  The tendering pace has slowed and expected demand has diminished outside of the U.K. and Norway, notably in Brazil and the Mediterranean, which has had an effect on global rig utilization rates and dayrates for this asset class in 2013, and we expect this to continue into 2014.

    High-Specification Jackups—We believe that market conditions will continue to sustain the high rig utilization rates and increased tendering and contracting activity through the end of 2013 and into 2014.  As of October 16, 2013, one of our existing 12 High-Specification Jackups had availability in 2013.

Index

    Operating results—We expect our total revenues for the year ending December 31, 2013 to be higher than our total revenues for the year ended December 31, 2012, primarily due to increased dayrates, fewer expected out of service and idle days and increased drilling activity associated with our four newbuild High-Specification Jackups placed or to be placed into service in 2012 and 2013.  We expect our total revenues for the year ending December 31, 2014 to be higher than our total revenues for the year ending December 31, 2013, primarily due to full years of operating dayrate for our three newbuild High-Specification Jackups placed into service in 2013, partial years of operating dayrate for our two newbuild Ultra-Deepwater Floaters that will be placed into service during 2014 and increasing earned dayrates, partially offset by a decrease in activity for our Midwater Floater fleet and certain Deepwater Floaters.  We are unable to predict, with certainty, the full impact that the enhanced regulations and other matters, described under “—Drilling market”, will have on our operations for the year ending December 31, 2013 and beyond.

    After adjusting for loss contingencies recognized in the year ended December 31, 2012, we expect our total operating and maintenance expenses for the year ending December 31, 2013 to be higher than our total operating and maintenance expenses for the year ended December 31, 2012, primarily due to higher costs and expenses for normal inflationary trends for personnel, maintenance and other operating costs, increased shipyard costs and increased drilling activity associated with our four newbuild High-Specification Jackups placed or to be placed into service in 2012 and 2013.  We expect our total operating and maintenance expenses for the year ending December 31, 2014 to be stable relative to our total operating and maintenance expenses for the year ended December 31, 2013, primarily due to optimization of rig-based spending, reductions in shore-based costs and a decrease in activity levels for our Midwater Floater fleet and certain Deepwater Floaters, offset by additional costs associated with full years of operation for our newbuild High-Specification Jackups, partial years of operation for our newbuild Ultra-Deepwater Floaters and normal inflationary trends for personnel, maintenance and other operating costs.  Our projected operating and maintenance expenses for the years ending December 31, 2013 and 2014 are subject to change and could be affected by actual activity levels, changes in shipyard timing, rig reactivations, the enhanced regulations and other matters described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation above expectations, as well as other factors.

    Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  See “—Contingencies—Macondo well incident.”

    In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience unfavorable changes to actual or anticipated dayrates or other impairment indicators, we may be required to recognize losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.  At September 30, 2013, the carrying amount of our property and equipment was $21.1 billion, representing 65 percent of our total assets.  See “—Critical Accounting Policies and Estimates.”

    Organizational efficiency initiative—During the nine months ended September 30, 2013, we committed to a plan to improve the organizational efficiency of our shore-based support activities worldwide.  We believe this organizational efficiency initiative will result in our achieving significant annualized savings in future periods associated with the streamlining of certain shore-based business functions and processes and the elimination of certain processes, programs and tasks that we do not consider central to supporting our core business.  We have identified certain shore-based positions that will be eliminated as a result of the initiative.  We do not expect to realize a material benefit from the organizational efficiency initiative in the year ending December 31, 2013, as any reduction in costs is expected to be at least partially offset by restructuring costs and expenses recognized in the period.

    In connection with this initiative, we established certain one-time termination benefit plans for shore-based employees in the U.S. and the U.K. and for shore-based expatriate resident employees worldwide that were or are expected to be involuntarily terminated during the period from May 2013 through December 31, 2014.  In the three and nine months ended September 30, 2013, we recognized costs of $16 million and $26 million, respectively, associated with severance-related costs under these one-time termination benefit plans.

    Additionally, in the three and nine months ended September 30, 2013, we recognized costs of $11 million and $21 million, respectively, associated with previously established compensatory plans that offer end of service arrangements and the accelerated recognition for share-based compensation costs under our long-term incentive plan.  In connection with our organizational efficiency initiative, in the three months ending December 31, 2013, we expect to incur incremental costs of approximately $10 million associated with one-time termination benefit plans, other severance-related compensation, accelerated share-based compensation under our long-term incentive plan and the termination of executory agreements related to closing certain shore-based facilities.  We could recognize additional costs associated with our organizational efficiency initiative as we implement further restructuring activities in the years ending December 31, 2013 and 2014.

Index

Performance and Other Key Indicators

    Contract backlog—The contract backlog for our contract drilling services segment was as follows:

	October 16, 2013	July 17, 2013	April 18, 2013
Contract backlog (a)	(in millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$20,804	$18,788	$19,201
Deepwater Floaters	1,362	1,758	1,970
Harsh Environment Floaters	2,279	1,563	1,968
Total High-Specification Floaters	24,445	22,109	23,139
Midwater Floaters	3,889	3,862	3,895
High-Specification Jackups	1,427	1,306	1,445
Total	$29,761	$27,277	$28,479
_____________________________
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

    Average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	September 30, 2013	June 30, 2013	September 30, 2012
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$525,900	$507,600	$515,000
Deepwater Floaters	363,400	351,800	356,300
Harsh Environment Floaters	466,800	447,500	421,000
Total High-Specification Floaters	475,700	464,200	464,600
Midwater Floaters	316,400	301,100	264,500
High-Specification Jackups	164,300	165,800	154,600
Total fleet average daily revenue	392,400	382,900	376,200
_____________________________
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

Index

    Revenue efficiency—The revenue efficiency rates for our contract drilling services segment were as follows:

	Three months ended
	September 30, 2013	June 30, 2013	September 30, 2012
Revenue efficiency (a)
High-Specification Floaters
Ultra-Deepwater Floaters	93%	91%	96%
Deepwater Floaters	91%	92%	96%
Harsh Environment Floaters	100%	98%	95%
Total High-Specification Floaters	93%	92%	96%
Midwater Floaters	95%	95%	90%
High-Specification Jackups	99%	99%	97%
Total fleet average revenue efficiency	94%	93%	95%
_____________________________
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

    Rig utilization—The rig utilization rates for our contract drilling services segment were as follows:

	Three months ended
	September 30, 2013	June 30, 2013	September 30, 2012
Rig utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	90%	96%	95%
Deepwater Floaters	83%	64%	63%
Harsh Environment Floaters	100%	100%	91%
Total High-Specification Floaters	90%	88%	85%
Midwater Floaters	63%	56%	70%
High-Specification Jackups	95%	100%	86%
Total fleet average rig utilization	83%	80%	80%
_____________________________
(a)	Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.

    Our rig utilization declines as a result of idle and stacked rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale.

Index

Operating Results

Three months ended September 30, 2013 compared to three months ended September 30, 2012
    The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for a definition of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2013	2012	Change	% Change
	(In millions, except day amounts and percentages)
Operating days	6,113	6,114	(1)	n/m
Average daily revenue	$392,400	$376,200	$16,200	4%
Revenue efficiency	94%	95%
Rig utilization	83%	80%

Contract drilling revenues	$2,402	$2,310	$92	4%
Other revenues	156	121	35	29%
	2,558	2,431	127	5%
Operating and maintenance expense	(1,491)	(1,321)	(170)	13%
Depreciation	(273)	(280)	7	(3)%
General and administrative expense	(67)	(69)	2	(3)%
Loss on impairment	(17)	—	(17)	n/m
Gain on disposal of assets, net	32	50	(18)	(36)%
Operating income	742	811	(69)	(9)%
Other income (expense), net
Interest income	11	15	(4)	(27)%
Interest expense, net of amounts capitalized	(142)	(180)	38	(21)%
Other, net	(4)	(8)	4	(50)%
Income from continuing operations before income tax expense	607	638	(31)	(5)%
Income tax expense	(63)	(105)	42	(40)%
Income from continuing operations	544	533	11	2%
Income (loss) from discontinued operations, net of tax	4	(916)	920	n/m
Net income (loss)	548	(383)	931	n/m
Net income (loss) attributable to noncontrolling interest	2	(2)	4	n/m
Net income (loss) attributable to controlling interest	$546	$(381)	$927	n/m
_____________________________
“n/m” means not meaningful

    Operating revenues—Contract drilling revenues increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to the following:  (a) approximately $75 million of increased revenues due to improved dayrates, (b) approximately $30 million of increased revenues due to greater rig utilization caused by less time dedicated to shipyard projects and (c) approximately $25 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations during the nine months ended September 30, 2013.  These increases were partially offset by approximately $25 million of decreased revenues due to lower revenue efficiency for the three months ended September 30, 2013.

Other revenues increased  for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to increased activity of our drilling management services.

    Costs and expenses—Operating and maintenance expense increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to the following: (a) approximately $70 million of increased costs and expenses due to greater shipyard costs, including $25 million related to the reactivation of the Midwater Floater Sedco 712, (b) approximately $40 million of increased costs and expenses associated with increased activity of our drilling management services, (c) approximately $29 million of additional losses associated with contingencies related to the Macondo well incident and (d) approximately $15 million of increased costs and expenses due to our newbuild High-Specification Jackups that commenced operations during the nine months ended September 30, 2013.

    In the three months ended September 30, 2013, we recognized a loss of $17 million associated with the impairment of certain corporate assets.

Index

    In the three months ended September 30, 2013, we recognized a net gain on disposal of assets of $34 million, primarily related to the sale of the Deepwater Floater Transocean Richardson along with related equipment.  In the three months ended September 30, 2012, we completed the sales of the Deepwater Floaters Discoverer 534 and Jim Cunningham and recognized a net gain on disposal of these assets in the amount of $51 million.  In the three months ended September 30, 2013 and 2012, we recognized losses on disposal of unrelated assets in the amount of $2 million and $1 million, respectively.

    Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to $41 million of decreased interest expense associated with debt repaid or repurchased in and subsequent to the three months ended September 30, 2012 and $7 million of increased capitalized interest associated with our newbuild construction programs, partially offset by $12 million of increased interest expense associated with debt issued or bank credit agreements entered into in or subsequent to the three months ended September 30, 2012.

    Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At September 30, 2013 and 2012, the annual effective tax rates were 19.0 percent and 15.2 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended September 30, 2013 and 2012, the effect of the various discrete period tax items was a net tax benefit of $55 million and a net tax expense of $14 million, respectively.  For the three months ended September 30, 2013 and 2012, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 10.4 percent and 16.5 percent, respectively, based on income from continuing operations before income taxes.

    The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended September 30, 2013, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and Mozambique.  Conversely, the most significant countries in which we incurred income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Canada and the U.S.

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

Index

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
    The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for a definition of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2013	2012	Change	% Change
	(In millions, except day amounts and percentages)
Operating days	18,071	17,647	424	2%
Average daily revenue	$379,000	$366,400	$12,600	3%
Revenue efficiency	92%	93%
Rig utilization	81%	78%

Contract drilling revenues	$6,868	$6,498	$370	6%
Other revenues	284	372	(88)	(24)%
	7,152	6,870	282	4%
Operating and maintenance expense	(4,259)	(4,668)	409	(9)%
Depreciation	(834)	(845)	11	(1)%
General and administrative expense	(211)	(217)	6	(3)%
Loss on impairment	(54)	(140)	86	(61)%
Gain on disposal of assets, net	23	40	(17)	(43)%
Operating income	1,817	1,040	777	75%
Other income (expense), net
Interest income	39	43	(4)	(9)%
Interest expense, net of amounts capitalized	(445)	(543)	98	(18)%
Other, net	(21)	(32)	11	(34)%
Income from continuing operations before income tax expense	1,390	508	882	n/m
Income tax expense	(212)	(124)	(88)	71%
Income from continuing operations	1,178	384	794	n/m
Income (loss) from discontinued operations, net of tax	(6)	(1,052)	1,046	99%
Net income (loss)	1,172	(668)	1,840	n/m
Net income (loss) attributable to noncontrolling interest	(2)	7	(9)	n/m
Net income (loss) attributable to controlling interest	$1,174	$(675)	$1,849	n/m
_____________________________
“n/m” means not meaningful

    Operating revenues—Contract drilling revenues increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the following: (a) approximately $305 million of increased revenues due to greater rig utilization caused by less time dedicated to shipyard projects and rig certifications, (b) approximately $180 million of increased revenues due to improved dayrates and (c) approximately $70 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations during the year ended December 31, 2012 and the nine months ended September 30, 2013.  This increase was partially offset by (a) approximately $125 million of decreased revenues due to reduced rig utilization caused by increased rig idle time in the nine months ended September 30, 2013 and (b) approximately $50 million of decreased contract drilling revenues due to lower revenue efficiency in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

    Other revenues decreased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to reduced activity of our drilling management services.

    Costs and expenses—Excluding the losses of $97 million and $750 million associated with contingencies related to the Macondo well incident recognized in the nine months ended September 30, 2013 and 2012, respectively, operating and maintenance costs and expense increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the following: (a) approximately $260 million of increased costs and expenses due to greater rig utilization and increased shipyard costs, including $50 million related to the reactivation of the Midwater Floater Sedco 712, (b) approximately $40 million of increased costs and expenses associated with our newbuild High-Specification Jackups that commenced operations during the year ended December 31, 2012 and the nine months ended September 30, 2013.  These increases were partially offset by approximately $70 million of decreased costs and expenses associated with reduced activity of our drilling management services.

Index

    In the nine months ended September 30, 2013, we recognized an aggregate loss of $54 million associated with the impairment of assets, including $37 million associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, which were classified as assets held for sale at the time of impairment, and $17 million associated with the impairment of certain corporate assets.  In the nine months ended September 30, 2012, we recognized a loss of $118 million associated with completing our measurement of the impairment of goodwill associated with our contract drilling services reporting unit.  Additionally, in the nine months ended September 30, 2012, we recognized a loss of $22 million on the impairment of our customer relationship intangible assets associated with our drilling management services reporting unit.

    In the nine months ended September 30, 2013, we completed the sale of the Deepwater Floater Transocean Richardson along with related equipment and recognized a gain on disposal of assets of $34 million.  In the nine months ended September 30, 2012, we completed the sales of the Deepwater Floaters Discoverer 534 and Jim Cunningham and recognized a net gain on disposal of these assets in the amount of $51 million.  In the nine months ended September 30, 2013 and 2012, we recognized losses on disposal of unrelated assets in the amount of $11 million, respectively.

    Other income and expense—Interest expense, net of amounts capitalized, decreased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to $118 million of decreased interest expense associated with debt repaid or repurchased subsequent to September 30, 2012, and $19 million of increased capitalized interest associated with our newbuild construction program, partially offset by $39 million of increased interest expense associated with debt issued or bank credit agreements entered into in or subsequent to the three months ended September 30, 2012.

    In the nine months ended September 30, 2013, we recognized $21 million in other expense, net primarily related to the following: (a) a loss of $10 million associated with the sale of the Shelf Drilling preference shares, (b) a loss of $9 million associated with the termination of the interest rate swaps related to the TPDI Credit Facilities and (c) a loss of $2 million associated with the redemption of the FRN Callable Bonds and the repayment of borrowings under and the termination of the TPDI Credit Facilities.  In the nine months ended September 30, 2012, we recognized $32 million in other expense, net, primarily related to a loss of $25 million related to a fair value adjustment to increase the liability associated with the redeemable noncontrolling interest in Transocean Pacific Deepwater Inc., our wholly owned subsidiary, formerly a consolidated variable interest entity.

    Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At September 30, 2013 and 2012, the annual effective tax rates were 20.6 percent and 20.5 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the nine months ended September 30, 2013 and 2012, the effect of the various discrete period tax items was a net tax benefit of $77 million and $154 million, respectively.  These discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 15.3 percent and 24.4 percent on income from continuing operations before income tax expense for the nine months ended September 30, 2013 and 2012, respectively.

    The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the nine months ended September 30, 2013, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and Mozambique.  Conversely, the most significant countries in which we incurred income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Canada and the U.S.

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

    For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the Standard Jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we have agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling has agreed to reimburse us for our direct costs and expenses incurred while operating the Standard Jackups on behalf of Shelf Drilling with certain exceptions.  The cost to us for providing such operating and transition services, including allocated indirect costs, may exceed the amounts we receive from Shelf Drilling for providing such services.  As of October 29, 2013, we operated 15 Standard Jackups under operating agreements with Shelf Drilling.

    In the three and nine months ended September 30, 2013, we recognized an aggregate net loss of $14 million associated with the impairment of the Standard Jackups GSF Rig 127 and GSF Rig 134, which were classified as assets held for sale at the time of impairment.  In the three and nine months ended September 30, 2012, we recognized losses of $744 million and $112 million associated with the impairment of the long-lived assets and the goodwill, respectively, related to the Standard Jackup and swamp barge disposal group, which was classified as held for sale at the time of the impairments.  In the three and nine months ended September 30, 2012, we also recognized a loss of $20 million, included in loss on impairment of assets in discontinued operations, associated with postemployment benefits for employees and contract labor directly related to this disposal group.  Additionally, in the nine months ended September 30, 2012, we recognized an aggregate net loss of $29 million associated with the impairment of the Standard Jackups GSF Adriatic II and GSF Rig 136, which were classified as assets held for sale at the time of impairment.

    In the nine months ended September 30, 2013, we recognized an aggregate net gain of $44 million associated with the disposal of the Standard Jackups D.R. Stewart, GSF Adriatic VIII, Interocean III, Trident IV-A and Trident VI along with related equipment.  In the nine months ended September 30, 2012, we recognized an aggregate net gain of $64 million associated with the disposal of the Standard Jackups Roger W. Mowell, Transocean Nordic and Transocean Shelf Explorer along with related equipment.

    U.S. Gulf of Mexico drilling management services—In March 2012, we announced our intent to discontinue drilling management services in the shallow waters of the U.S. Gulf of Mexico, a component of our drilling management services operating segment, upon completion of our then existing contracts.  In the nine months ended September 30, 2012, we recognized losses of $31 million and $39 million associated with impairment of the customer relationships and trade name intangible assets, respectively, for this component of our drilling management services operating segment.

    Oil and gas properties—In the three and nine months ended September 30, 2012, we recognized losses of $2 million and $8 million, respectively, associated with the impairment of our oil and gas properties, which were classified as assets held for sale at the time of impairment.

    In April 2012, we completed the sale of the assets of Challenger Minerals Inc. for net cash proceeds of $7 million.  In May 2012, we received additional cash proceeds of $10 million from the buyer of Challenger Minerals (North Sea) Limited.  In the nine months ended September 30, 2012, we recognized a net gain of $10 million associated with the disposal of oil and gas properties.

    See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

Liquidity and Capital Resources

Sources and uses of cash
    At September 30, 2013, we had $3.6 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.5 billion.  As a result, this portion of cash is not generally available to us for other uses.

    For the nine months ended September 30, 2013, our primary sources of cash were our cash flows from operating activities, proceeds from asset disposals, proceeds from the sale of the Shelf Drilling preference shares and proceeds from restricted cash investments, net.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, repayments of debt, payment of our Macondo well incident settlement obligations and the payment of the first two installments of our distribution of qualifying additional paid-in capital to shareholders.

Index

	Nine months ended September 30,
	2013	2012	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$1,172	$(668)	$1,840
Depreciation	834	1,028	(194)
Loss on impairment	68	1,123	(1,055)
Gain on disposal of assets, net	(72)	(110)	38
Other non-cash items, net	47	(4)	51
Changes in operating assets and liabilities, net	(904)	416	(1,320)
	$1,145	$1,785	$(640)

    Net cash provided by operating activities decreased primarily due to an aggregate cash payment of $560 million for the initial installments required under our Macondo well incident settlement obligations.  In the nine months ended September 30, 2013 and 2012, net income and the changes in operating assets and liabilities include non-cash losses of $97 million and $750 million, respectively, associated with contingencies related to the Macondo well incident.

	Nine months ended September 30,
	2013	2012	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(1,290)	$(721)	$(569)
Proceeds from disposal of assets, net	305	385	(80)
Proceeds from sale of preference shares	185	—	185
Other, net	14	32	(18)
	$(786)	$(304)	$(482)

    Net cash used in investing activities increased primarily due to an increase in capital expenditures associated with our major construction and other shipyard projects and a reduction in proceeds from disposal of assets.  The increased proceeds from the sale of the Shelf Drilling preference shares partially offset these increased uses of cash.

	Nine months ended September 30,
	2013	2012	Change
	(In millions)
Cash flows from financing activities
Changes in short-term borrowings, net	$—	$(260)	$260
Proceeds from debt	—	1,493	(1,493)
Repayments of debt	(1,673)	(584)	(1,089)
Proceeds from restricted cash investments, net	171	140	31
Distribution of qualifying additional paid-in capital	(404)	(278)	(126)
Other, net	(28)	(8)	(20)
	$(1,934)	$503	$(2,437)

    Net cash used in financing activities increased primarily due to a reduction in cash proceeds from the issuance of debt and an increase in cash used to repay or repurchase debt during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Index

Drilling fleet
    Expansion—From time to time, we review possible acquisitions of businesses and drilling rigs and may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades or new rig construction, including new rigs the construction of which we may begin without first obtaining customer contracts.  Any such acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  Our failure to secure drilling contracts for rigs under construction could have an adverse effect on our results of operations or cash flows.

    In the nine months ended September 30, 2013, our capital expenditures, including capitalized interest of $56 million, were $1.3 billion, substantially all of which related to our contract drilling services operating segment.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our recently completed and ongoing major construction projects:

	Total costs through December 31, 2012	Total costs for the nine months ended September 30, 2013	Expected costs for the remainder of 2013	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Transocean Siam Driller (a) (b)	$162	$74	$—	$—	$236
Transocean Andaman (a) (b)	160	82	—	—	242
Transocean Ao Thai (b)	152	85	13	—	250
Deepwater Asgard (c)	186	56	469	104	815
Deepwater Invictus (c)	179	42	35	534	790
Ultra-Deepwater Floater TBN1 (d)	139	144	13	544	840
Ultra-Deepwater Floater TBN2 (d)	128	88	64	510	790
Ultra-Deepwater Floater TBN3 (d)	76	62	3	649	790
Ultra-Deepwater Floater TBN4 (d)	76	7	58	649	790
Ultra-Deepwater Floater TBN5 (d)	—	—	130	650	780
High-Specification Jackup TBN1 (e)	—	—	44	206	250
High-Specification Jackup TBN2 (e)	—	—	44	206	250
High-Specification Jackup TBN3 (e)	—	—	44	206	250
High-Specification Jackup TBN4 (e)	—	—	44	206	250
High-Specification Jackup TBN5 (e)	—	—	44	206	250
Total	$1,258	$640	$1,005	$4,670	$7,573
_____________________________
(a)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as the construction projects had been completed as of September 30, 2013.

(b)
Transocean Siam Driller, Transocean Andaman and Transocean Ao Thai, three Keppel FELS Super B class design High-Specification Jackups, commenced operations in March 2013, May 2013 and October 2013, respectively.

(c)
Deepwater Asgard and Deepwater Invictus, two Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2014 and third quarter of 2014, respectively.  Total costs through September 30, 2013 include construction work in progress acquired in connection with our acquisition of Aker Drilling with an aggregate estimated fair value of $272 million.

(d)
Our five newbuild Ultra-Deepwater drillships, under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2016, the second quarter of 2017 and the fourth quarter of 2016, respectively.

(e)
Our five Keppel FELS Super B 400 Bigfoot class design High-Specification Jackups are expected to be delivered in the first quarter of 2016, the third quarter of 2016, the fourth quarter of 2016, the first quarter of 2017 and the third quarter of 2017, respectively.

    For the full year ending December 31, 2013, we expect total capital expenditures to be approximately $2.7 billion, approximately $1.6 billion of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

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

Index

    We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under our revolving credit facilities and may utilize other commercial bank or capital market financings.  Economic conditions could impact the availability of these sources of funding.

    Dispositions—From time to time, we may also review the possible disposition of drilling units.  During the three months ended September 30, 2013, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the Deepwater Floater Transocean Richardson along with related equipment.  In the three and nine months ended September 30, 2013, in connection with the disposal of these assets, we received cash proceeds of $145 million, and we recognized a gain of $34 million, or $22 million, net of tax.

Sources and uses of liquidity
    Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under bank credit agreements and proceeds from the disposal of assets to fulfill anticipated obligations, such as scheduled debt maturities or other payments, repayment of debt due within one year, capital expenditures, shareholder-approved distributions, payments of our Macondo well incident settlement obligations, working capital and other needs in our operations.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.  At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.5 billion.  As a result, this portion of cash is not generally available to us for other uses.  From time to time, we may also use borrowings under bank credit agreements to maintain liquidity for short-term cash needs.

    In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments, subject to certain limitations. See “—Distribution of qualifying additional paid-in capital.”

    On January 3, 2013, we reached an agreement with the DOJ to resolve certain outstanding civil and potential criminal charges against us arising from the Macondo well incident (see “—Consent Decree obligations” and “—Plea Agreement obligations”).  However, we are unable to predict the ultimate outcome of the investigations of the Macondo well incident and the DOJ lawsuits related to other civil claims that were not addressed in our resolution with the DOJ.  We can give no assurance that the ongoing matters arising out of the Macondo well incident will not adversely affect our liquidity in the future.

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

    Among other things, the Primary Revolving Credit Facilities include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Primary Revolving Credit Facilities also include a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of September 30, 2013, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow under the Primary Revolving Credit Facilities or have letters of credit issued under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  In order to borrow under the Three-Year Secured Revolving Credit Facility, we must also, at the time of the borrowing request, satisfy a collateral maintenance test.  Commitments and borrowings under the Three-Year Secured Revolving Credit Facility are subject to mandatory reductions and prepayments, respectively, if a mortgaged rig is sold, an event of loss with respect to a mortgaged rig occurs, a collateral maintenance test is not satisfied or certain other events occur.  Repayment of borrowings under the Primary Revolving Credit Facilities is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our bank credit agreements, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Primary Revolving Credit Facilities and, if not waived by the lenders, could cause us to lose access to the Primary Revolving Credit Facilities and result in the foreclosure of the liens securing the Three-Year Secured Revolving Credit Facility.

Index

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

    At October 29, 2013, we had no borrowings outstanding, we had $20 million in letters of credit issued, and we had $2.0 billion of available borrowing capacity under the Five-Year Revolving Credit Facility.  At October 29, 2013, we had no borrowings outstanding, and we had $900 million of available borrowing capacity under the Three-Year Secured Revolving Credit Facility.

    ADDCL Credit Facilities—Angola Deepwater Drilling Company Limited (“ADDCL”) has a senior secured credit facility, comprised of Tranche A for $215 million and Tranche C for $399 million, under a bank credit agreement that is scheduled to expire in December 2017 (the “ADDCL Primary Loan Facility”).  Unaffiliated financial institutions provide the commitment for and borrowings under Tranche A, and one of our subsidiaries provides the commitment for Tranche C.  Tranche A bears interest at London Interbank Offered Rate (“LIBOR”) plus the applicable margin of 0.725 percent.  Tranche A requires semi-annual installments of principal and interest.  Borrowings under the ADDCL Primary Loan Facility are secured by the Ultra-Deepwater Floater Discoverer Luanda.  The ADDCL Primary Loan Facility contains covenants that require ADDCL to maintain certain cash balances to service the debt and also limits ADDCL’s ability to incur additional indebtedness, to acquire assets, or to make distributions or other payments.  At October 29, 2013, borrowings of $150 million were outstanding under Tranche A at a weighted-average interest rate of 1.1 percent.  At October 29, 2013, borrowings of $399 million were outstanding under Tranche C, and eliminated in consolidation.

    ADDCL also has a $90 million secondary credit facility, established under a bank credit agreement that is scheduled to expire in December 2015 (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”).  One of our subsidiaries provides 65 percent of the total commitment under the ADDCL Secondary Loan Facility.  Borrowings under the ADDCL Secondary Loan Facility bear interest at LIBOR plus the applicable margin, ranging from 3.125 percent to 5.125 percent, depending on certain milestones.  Borrowings under the ADDCL Secondary Loan Facility are payable in full in December 2015 and may be prepaid in whole or in part without premium or penalty.  Repayment of borrowings under the ADDCL Secondary Loan Facility is subject to acceleration by the unaffiliated financial institution upon the occurrence of certain events of default, including if our Debt Rating falls below investment grade.  In addition, if our Debt Rating falls below investment grade, ADDCL would be required to obtain insurance from a source other than our wholly owned captive insurance company within 10 business days.  At October 29, 2013, borrowings of $80 million were outstanding under the ADDCL Secondary Loan Facility, of which $52 million was provided by one of our subsidiaries and eliminated in consolidation.  The weighted-average interest rate on October 29, 2013 was 3.4 percent.

    ADDCL is required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At October 29, 2013, ADDCL had restricted cash investments of $36 million.

    Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 (“Eksportfinans Loan A”) and outstanding borrowings under the Loan Agreement dated November 18, 2008 (“Eksportfinans Loan B,” and together with Eksportfinans Loan A, the “Eksportfinans Loans”), which were established to finance the construction and delivery of Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi-annual installments of principal and interest through September 2017 and January 2018, respectively.  At October 29, 2013, borrowings of $282 million and $317 million were outstanding under Eksportfinans Loan A and Eksportfinans Loan B, respectively.

    The Eksportfinans Loans require cash collateral to remain on deposit at a certain financial institution through expiration (the “Aker Restricted Cash Investments”).  The Aker Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi-annual installments that correspond with those of the Eksportfinans Loans.  At October 29, 2013, the aggregate balance of the Aker Restricted Cash Investments was $599 million.

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

Index

    During the nine months ended September 30, 2013, we also repaid the outstanding $250 million and $500 million aggregate principal amount of the 5% Notes due February 2013 and the 5.25% Senior Notes due March 2013, respectively, as of the stated maturity dates.

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

    Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At October 29, 2013, $642 million was outstanding under the capital lease contract.

    Plea Agreement obligations—Pursuant to a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation, and $150 million to the National Academy of Sciences.  In the nine months ended September 30, 2013, we made an aggregate cash payment of $160 million in satisfaction of amounts due under the Plea Agreement, including $100 million for the payment of the criminal fine, $58 million for the initial payment to the National Fish and Wildlife Foundation and $2 million for the initial payment to the National Academy of Sciences.  At October 29, 2013, the remaining balance of our Plea Agreement obligations was $240 million, payable as follows:  (a) $92 million payable to the National Fish and Wildlife Foundation, $53 million of which is due on or before February 14, 2014 and $39 million of which is due on or before February 13, 2015 and (b) $148 million payable to the National Academy of Sciences, $7 million of which is due on or before February 14, 2014, $21 million of which is due on or before February 13, 2015, $60 million of which is due on or before February 12, 2016 and $60 million of which is due on or before February 14, 2017.

    Consent Decree obligations—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a rate of 2.15 percent.  On March 15, 2013, we paid our initial installment of $404 million, including interest.  At October 29, 2013, the remaining balance of our Consent Decree obligations was $600 million, payable as follows:  (a) $400 million, plus interest, on or before February 19, 2014; and (b) $200 million, plus interest, on or before February 19, 2015.

    Distribution of qualifying additional paid-in capital—In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments, subject to certain limitations.  We did not pay the distribution of qualifying additional paid-in capital related to our shares held in treasury or held by our subsidiary.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 19 and September 18, 2013,we paid the first two installments in the aggregate amount of $404 million to shareholders of record as of May 31 and August 23, 2013, respectively.  At September 30, 2013, the carrying amount of the unpaid distribution payable was $404 million, which we expect to pay in two installments in December 2013 and March 2014.

Index

    Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.9 billion at an exchange rate as of the close of trading on October 29, 2013 of $1.00 to CHF 0.90.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for a further three-year repurchase period through May 23, 2016.  In the nine months ended September 30, 2013, we did not purchase shares under our share repurchase program.

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

    Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase such company’s shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet if the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of October 29, 2013, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

    Contractual obligations—As of September 30, 2013, except as noted below, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012, except as noted below.

	For the twelve months ending September 30,
	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(in millions)
Contractual obligations
Debt	$9,903	$141	$1,382	$3,173	$5,207
Debt of consolidated variable interest entities	178	58	65	55	—
Interest on debt (a)	5,660	561	1,071	837	3,191
Plea Agreement obligations	240	60	120	60	—
Consent Decree obligations (b)	615	411	204	—	—
Distribution of qualifying additional paid-in capital	404	404	—	—	—
Purchase obligations	4,027	1,257	1,700	1,070	__
Total (c)	$21,027	$2,892	$4,542	$5,195	$8,398
_____________________________
(a)	Includes interest on consolidated debt.

(b)	Includes interest on Consent Decree obligations.

(c)
As of September 30, 2013, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $513 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

    In April 2013, we contributed $59 million to our U.S. defined benefit pension plans in anticipation of future funding requirements.  In the nine months ended September 30, 2013, we contributed $20 million toward the minimum funding requirement of $35 million for our non-U.S. defined benefit plans for the year ending December 31, 2013.

Index

    Commercial commitments—As of September 30, 2013, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012.

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

Contingencies

    Except as noted in this report, including in our Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies and in Note 6—Income Taxes, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 17—Commitments and Contingencies and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” of our annual report on Form 10-K for the year ended December 31, 2012.  As of September 30, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We can provide no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

    Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  In the three years ended December 31, 2012, we estimate that the Macondo well incident had a direct and indirect effect of greater than $1.0 billion in lost revenues and incremental costs and expenses associated with extended shipyard projects and increased downtime, both as a result of complying with the enhanced regulations and our customers’ requirements.  We also lost approximately $1.1 billion of contract backlog associated with the termination of the Deepwater Horizon contract in April 2010 resulting from the loss of the rig and the termination of another drilling contract in December 2011 resulting from the previously mentioned increased downtime.  We have recognized an aggregate liability of $1.9 billion for our settlement obligations with the DOJ and for estimated loss contingencies associated with the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  Additionally, in the three years ended December 31, 2012, we incurred cumulative incremental costs, primarily associated with legal expenses for lawsuits and investigations, in the amount of $372 million.  In the nine months ended September 30, 2013, we incurred $175 million of such costs and additional loss contingencies.  Collectively, the lost contract backlog from the incident and from the termination in December 2011, the lost revenues and incremental costs and expenses and other losses have had an effect of greater than $4.5 billion.

    We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2013 and December 31, 2012, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $451 million and $1.9 billion, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could increase the liabilities we ultimately recognize.

Index

    We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.  At September 30, 2013 and December 31, 2012, the insurance recoverable asset was $34 million and $153 million, respectively, recorded in other assets.

    Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  In March 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC.  Various parties who objected to the BP/PSC Settlement have filed appeals in the Fifth Circuit Court of Appeals challenging the MDL Court’s final approval of the BP/PSC Settlement.  Oral argument for such appeals began on November 4, 2013.  BP has filed appeals in the Fifth Circuit Court of Appeals challenging the manner in which the BP/PSC Settlement has been interpreted by the MDL Court with respect to business economic loss claims (“BEL Claims”).  In these appeals, BP argues that, if the MDL Court’s interpretation of the settlement with respect to BEL Claims is not overturned, the entire BP/PSC Settlement is invalid and should not have been approved.  On October 2, 2013, the Fifth Circuit issued an opinion questioning the manner in which the settlement has been interpreted with respect to BEL Claims.

    In December 2012, in response to the BP/PSC Settlement, we filed three motions seeking partial summary judgment on various claims, including punitive damages claims.  If successful, these motions would eliminate or reduce our exposure to punitive damages.  The MDL Court has not yet ruled on these motions.

    The first phase of the trial began on February 25, 2013 and testimony concluded on April 17, 2013.  This phase addressed fault issues, including negligence, gross negligence, or other bases of liability of the various defendants with respect to the cause of the blowout and the initiation of the oil spill, as well as limitation of liability issues.  In June and July 2013, the parties filed post-trial briefs and proposed findings of fact and conclusions of law.  The MDL Court has not yet ruled on the issues tried in the first phase of the trial.

    The second phase of the trial began on September 30, 2013, and taking of testimony concluded on October 18, 2013.  The Court ordered that post-trial briefs and proposed findings be filed by December 20, 2013, and that reply briefs be filed by January 24, 2014.  This phase addressed conduct related to stopping the release of hydrocarbons after April 22, 2010 and quantification of the amount of oil discharged.

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

    See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

Insurance matters
    Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of September 30, 2013, the insured value of our drilling rig fleet was approximately $27.3 billion, excluding our rigs under construction.

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

Index

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

    For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2012.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2013, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

    Overview—We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our restricted cash investments and our consolidated long-term and short-term debt.  As of September 30, 2013, except as noted below, there have been no material changes to these matters previously reported in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2012.

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

	Scheduled Maturity Date (a)
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$141	$141	$141	$141	$35	$—	$599	$626
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	—%

Debt
Fixed rate (USD)	$22	$23	$1,125	$1,027	$2,026	$5,723	$9,946	$10,911
Average interest rate	7.76%	7.76%	5.01%	5.12%	4.90%	6.49%
Fixed rate (NOK)	$141	$141	$141	$141	$35	$—	$599	$626
Average interest rate	4.15%	4.15%	4.15%	4.15%	4.15%	—%

Debt of consolidated variable interest entities
Variable rate (USD)	$58	$31	$34	$36	$19	$—	$178	$178
Average interest rate	2.23%	1.14%	1.14%	1.14%	1.14%	—%
_____________________________
(a)	Expected maturity amounts are based on the face value of debt.

    Interest rate risk—At September 30, 2013 and December 31, 2012, the aggregate principal amount of our consolidated variable-rate debt was approximately $178 million and $1.1 billion, which represented two percent and nine percent of the aggregate principal amount of our total consolidated debt, respectively, including the effect of our hedging activities.  At September 30, 2013, our consolidated variable-rate debt consisted of borrowings under the ADDCL Credit Facilities.  At December 31, 2012, our consolidated variable-rate debt, excluding the effect of our hedging activities, consisted of the FRN Callable Bonds and borrowings under the ADDCL Credit Facilities and the TPDI Credit Facilities.  Based upon variable-rate debt amounts outstanding as of September 30, 2013 and December 31, 2012, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $2 million and $11 million, respectively.

    At September 30, 2013 and December 31, 2012, the fair value of our consolidated debt was $11.7 billion and $14.1 billion, respectively.  During the nine months ended September 30, 2013, the fair value of our consolidated debt decreased by $2.4 billion due to the repayment or redemption of $1.4 billion aggregate principal amount of debt and a decrease of $900 million in the market valuation of our outstanding consolidated debt.

    Currency exchange rate risk—At September 30, 2013, we had NOK 3.7 billion aggregate principal amount of debt obligations, all of which are secured by a corresponding amount of restricted cash investments that are also denominated in Norwegian kroner.  These corresponding restricted cash investments form an economic hedge of our exposure to currency exchange rate risk associated with these debt obligations.

Item 4.	Controls and Procedures

    Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15 and 15d-15, were effective, as of September 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

    Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings

    We have certain actions, claims and other matters pending as discussed and reported in Notes to Condensed Consolidated Financial Statements Note 13—Commitments and Contingencies and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this quarterly report on Form 10-Q and Notes to Consolidated Financial Statements Note 17—Commitments and Contingencies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” and “Item 3. Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2012.  We are also involved in various tax matters as described in Notes to Condensed Consolidated Financial Statements Note 6—Income Taxes, in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in this quarterly report on Form 10-Q and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in our annual report Form 10-K for the year ended December 31, 2012.  As of September 30, 2013, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

    There have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and in “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2013	23,567	$47.37	—	$3,650
August 2013	33,981	$45.67	—	$3,650
September 2013	8,654	$44.51	—	$3,650
Total	66,202	$46.12	—	$3,650
_____________________________
(1)
Total number of shares purchased in the third quarter of 2013 consists of 66,202 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.9 billion at an exchange rate as of September 30, 2013 of USD 1.00 to CHF 0.90.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  On May 24, 2013, we received approval from the Swiss authority for the continuation of the share repurchase program for a further three-year repurchase period through May 23, 2016.  We may decide, based upon our ongoing capital requirements, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through September 30, 2013, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million, equivalent to an average cost of $83.74 per share.  See “—Sources and uses of liquidity.”

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 6.	Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

3.1
Articles of Association of Transocean Ltd. as of August 16, 2013 (incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on August 22, 2013)

*	10.1
First Amendment to Employment Agreement with Allen M. Katz effective as of July 1, 2013 (incorporated by reference to Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarterly period ended June 30, 2013)

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
_____________________________
†	Filed herewith.

*	Compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 6, 2013.

TRANSOCEAN LTD.

By:   /s/ Esa Ikäheimonen
Esa Ikäheimonen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ David Tonnel
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)