Form 10-Q
period 2014-03-31
Transocean Ltd.
filed 2014-05-07
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
               (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

______________________________

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
       Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer (do not check if a smaller reporting company) ☐    Smaller reporting company ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑

    As of April 29, 2014, 361,988,015 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED MARCH 31, 2014

PART I.         FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating revenues
Contract drilling revenues	$2,292	$2,145
Other revenues	47	39
	2,339	2,184
Costs and expenses
Operating and maintenance	1,269	1,356
Depreciation	273	275
General and administrative	57	67
	1,599	1,698
Loss on impairment	(65)	—
Loss on disposal of assets, net	(3)	(7)
Operating income	672	479

Other income (expense), net
Interest income	10	17
Interest expense, net of amounts capitalized	(126)	(157)
Other, net	(2)	(1)
	(118)	(141)
Income from continuing operations before income tax expense	554	338
Income tax expense	80	20
Income from continuing operations	474	318
Loss from discontinued operations, net of tax	(8)	(5)

Net income	466	313
Net income (loss) attributable to noncontrolling interest	10	(8)
Net income attributable to controlling interest	$456	$321

Earnings (loss) per share-basic
Earnings from continuing operations	$1.27	$0.89
Loss from discontinued operations	(0.02)	(0.01)
Earnings per share	$1.25	$0.88

Earnings (loss) per share-diluted
Earnings from continuing operations	$1.27	$0.89
Loss from discontinued operations	(0.02)	(0.01)
Earnings per share	$1.25	$0.88

Weighted-average shares outstanding
Basic	361	360
Diluted	361	360

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2014	2013

Net income	$466	$313
Net income (loss) attributable to noncontrolling interest	10	(8)
Net income attributable to controlling interest	456	321

Other comprehensive loss before reclassifications
Components of net periodic benefit costs	(5)	(35)
Loss on derivative instruments	—	(5)

Reclassifications to net income
Components of net periodic benefit costs	6	14
(Gain) loss on derivative instruments	(2)	7

Other comprehensive loss before income taxes	(1)	(19)
Income taxes related to other comprehensive loss	—	1

Other comprehensive loss	(1)	(18)
Other comprehensive income attributable to noncontrolling interest	—	1
Other comprehensive loss attributable to controlling interest	(1)	(19)

Total comprehensive income	465	295
Total comprehensive income (loss) attributable to noncontrolling interest	10	(7)
Total comprehensive income attributable to controlling interest	$455	$302

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$1,987	$3,243
Accounts receivable, net of allowance for doubtful accounts of $14 at March 31, 2014 and December 31, 2013	2,217	2,162
Materials and supplies, net of allowance for obsolescence of $84 and $80 at March 31, 2014 and December 31, 2013, respectively	768	737
Assets held for sale	160	148
Deferred income taxes, net	155	151
Other current assets	346	331
Total current assets	5,633	6,772

Property and equipment	30,250	29,518
Less accumulated depreciation	(7,897)	(7,811)
Property and equipment, net	22,353	21,707
Goodwill	2,987	2,987
Other assets	924	1,080
Total assets	$31,897	$32,546

Liabilities and equity
Accounts payable	$931	$1,106
Accrued income taxes	74	53
Debt due within one year	162	323
Other current liabilities	1,596	2,072
Total current liabilities	2,763	3,554

Long-term debt	10,308	10,379
Deferred income taxes, net	368	374
Other long-term liabilities	1,281	1,554
Total long-term liabilities	11,957	12,307

Commitments and contingencies
Redeemable noncontrolling interest	2	—

Shares, CHF 15.00 par value, 373,830,649 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 361,984,609 outstanding at March 31, 2014 and 373,830,649 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 360,764,100 outstanding at December 31, 2013	5,164	5,147
Additional paid-in capital	6,792	6,784
Treasury shares, at cost, 2,863,267 held at March 31, 2014 and December 31, 2013	(240)	(240)
Retained earnings	5,718	5,262
Accumulated other comprehensive loss	(263)	(262)
Total controlling interest shareholders’ equity	17,171	16,691
Noncontrolling interest	4	(6)
Total equity	17,175	16,685
Total liabilities and equity	$31,897	$32,546

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
	Shares		Amount
Shares
Balance, beginning of period	361	360	$5,147	$5,130
Issuance of shares under share-based compensation plans	1	—	17	12
Balance, end of period	362	360	$5,164	$5,142
Additional paid-in capital
Balance, beginning of period			$6,784	$7,521
Share-based compensation			28	21
Issuance of shares under share-based compensation plans			(16)	(26)
Other, net			(4)	(5)
Balance, end of period			$6,792	$7,511
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$5,262	$3,855
Net income attributable to controlling interest			456	321
Balance, end of period			$5,718	$4,176
Accumulated other comprehensive loss
Balance, beginning of period			$(262)	$(521)
Other comprehensive loss attributable to controlling interest			(1)	(19)
Balance, end of period			$(263)	$(540)
Total controlling interest shareholders’ equity
Balance, beginning of period			$16,691	$15,745
Total comprehensive income attributable to controlling interest			455	302
Share-based compensation			28	21
Issuance of shares under share-based compensation plans			1	(14)
Other, net			(4)	(5)
Balance, end of period			$17,171	$16,049
Noncontrolling interest
Balance, beginning of period			$(6)	$(15)
Total comprehensive income (loss) attributable to noncontrolling interest			10	(7)
Balance, end of period			$4	$(22)
Total equity
Balance, beginning of period			$16,685	$15,730
Total comprehensive income			465	295
Share-based compensation			28	21
Issuance of shares under share-based compensation plans			1	(14)
Other, net			(4)	(5)
Balance, end of period			$17,175	$16,027

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$466	$313
Adjustments to reconcile to net cash provided by operating activities:
Amortization of drilling contract intangibles	(4)	(9)
Depreciation	273	275
Share-based compensation expense	28	21
Loss on impairment	65	—
Loss on disposal of assets, net	3	7
(Gain) loss on disposal of assets in discontinued operations, net	10	(15)
Deferred income taxes	(15)	(28)
Other, net	12	15
Changes in deferred revenue, net	(26)	(6)
Changes in deferred costs, net	38	17
Changes in operating assets and liabilities	(714)	(484)
Net cash provided by operating activities	136	106

Cash flows from investing activities
Capital expenditures	(1,131)	(488)
Proceeds from disposal of assets, net	91	1
Proceeds from disposal of assets in discontinued operations, net	14	63
Other, net	(12)	9
Net cash used in investing activities	(1,038)	(415)

Cash flows from financing activities
Repayments of debt	(237)	(1,190)
Proceeds from restricted cash investments	107	128
Deposits to restricted cash investments	(20)	(59)
Distribution of qualifying additional paid-in capital	(202)	—
Other, net	(2)	(15)
Net cash used in financing activities	(354)	(1,136)

Net decrease in cash and cash equivalents	(1,256)	(1,445)
Cash and cash equivalents at beginning of period	3,243	5,134
Cash and cash equivalents at end of period	$1,987	$3,689

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At March 31, 2014, we owned or had partial ownership interests in and operated 78 mobile offshore drilling units associated with our continuing operations.  At March 31, 2014, our fleet consisted of 46 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 21 Midwater Floaters, and 11 High-Specification Jackups.  At March 31, 2014, we also had nine Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.  See Note 9—Drilling Fleet.

In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of Applied Drilling Technology International Limited (“ADTI”), a United Kingdom (“U.K.”) company, which performs drilling management services in the North Sea.  See Note 7—Discontinued Operations.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 included in our annual report on Form 10-K filed on February 27, 2014.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our discontinued operations, allowance for doubtful accounts, materials and supplies obsolescence, assets held for sale, property and equipment, investments, notes receivable, goodwill, income taxes, contingencies, share-based compensation, defined benefit pension plans and other postretirement benefits.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Share-based compensation—In the three months ended March 31, 2014 and 2013, we recognized share-based compensation expense of $28 million and $21 million, respectively.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three months ended March 31, 2014 and 2013, we capitalized interest costs on construction work in progress of $34 million and $21 million, respectively.

Reclassifications—We have made certain reclassifications, which did not have an effect on net income, to prior period amounts to conform with the current period’s presentation, including certain reclassifications to our consolidated statements of operations and cash flows to present discontinued operations (see Note 7—Discontinued Operations) and reclassification of an intracompany note (see Note 16—Condensed Consolidating Financial Information).  Other reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 17—Subsequent Events.

Note 3—New Accounting Pronouncements

Recently adopted accounting standards

Income taxes—Effective January 1, 2014, we adopted the accounting standards update that requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if net settlement is required or expected.  The update is effective for interim and annual periods beginning on or after December 15, 2013.  Our adoption did not have a material effect on our consolidated balance sheets or the disclosures contained in our notes to condensed consolidated financial statements.

Recently issued accounting standards

Presentation of financial statements—Effective January 1, 2015, we will adopt the accounting standards update that changes the criteria for reporting discontinued operations.  The update expands the disclosures for discontinued operations and requires new disclosures related to the disposal of individually significant components of an entity that do not qualify for discontinued operations.  The update is effective for interim and annual periods beginning on or after December 15, 2014.  We do not expect that our adoption will have a material effect on our condensed consolidated balance sheets or the disclosures contained in our notes to consolidated financial statements.

Note 4—Variable Interest Entities

Consolidated variable interest entities—The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	March 31, 2014	December 31, 2013
Assets	$1,271	$1,280
Liabilities	93	261
Net carrying amount	$1,178	$1,019

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, and Transocean Drilling Services Offshore Inc. (“TDSOI”), a consolidated British Virgin Islands company, are variable interest entities for which we are the primary beneficiary.  Accordingly, we consolidate the operating results, assets and liabilities of ADDCL and TDSOI.

Note 5—Impairments

Assets held for sale—In the three months ended March 31, 2014, we recognized an aggregate loss of $65 million ($0.19 per diluted share), which had no tax effect, associated with the impairment of the Midwater Floater Sedneth 701 and the High-Specification Jackup GSF Magellan, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for comparable drilling units or a binding sale and purchase agreement for the drilling units and related equipment.

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

In the three months ended March 31, 2014 and 2013, our estimated annual effective tax rates were 15.1 percent and 19.1 percent, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	March 31, 2014	December 31, 2013
Unrecognized tax benefits, excluding interest and penalties	$319	$326
Interest and penalties	172	176
Unrecognized tax benefits, including interest and penalties	$491	$502

In the year ending December 31, 2014, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease primarily due to the progression of open audits or the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2010.

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

U.S. tax investigations—During the three months ended March 31, 2014, we received a draft assessment from the U.S. tax authorities related to our 2010 and 2011 U.S. federal income tax returns.  The significant issue raised in the assessment relates to transfer pricing for certain charters of drilling rigs between our subsidiaries.  This issue, if successfully challenged, would result in net adjustments of approximately $290 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2011 could increase substantially, and could have a material adverse effect on our consolidated results of operations or cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims to the contrary.

Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments as follows: (a) NOK 684 million, equivalent to approximately $114 million, plus interest, related to the migration of our subsidiary that was previously subject to tax in Norway, (b) NOK 412 million, equivalent to approximately $68 million, plus interest, related to a 2001 dividend payment and (c) NOK 43 million, equivalent to approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We provided a parent company guarantee in the amount of NOK 699 million, equivalent to approximately $116 million with respect to one of these tax disputes.  Furthermore, we may be required to provide some form of additional financial security, in an amount up to NOK 1.3 billion, equivalent to approximately $216 million, including interest and penalties, for other assessed amounts as these disputes are appealed and addressed by the Norwegian courts. The authorities are seeking penalties of 60 percent on most but not all matters. In November 2012, the Norwegian district court in Oslo heard the case regarding the disputed tax assessment of NOK 684 million related to the migration of our subsidiary.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

 On March 1, 2013, the Norwegian district court in Oslo overturned the tax assessment and ruled in our favor, and the tax authorities have filed an appeal.  We believe that our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously defend ourselves against all claims to the contrary.

In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  The criminal trial commenced in December 2012.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  We believe the charges brought against us are without merit and do not alter our technical assessment of the underlying claims.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of NOK 1.8 billion, equivalent to approximately $305 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  In May 2013, the Norwegian authorities dropped the financial claim of NOK 1.8 billion against one of our subsidiaries and the criminal case related to the migration case of another subsidiary.  The criminal trial proceedings ended in September 2013, and the court has not yet ruled on the criminal issues.  If we are found guilty, the Norwegian authorities have asked the court to assess criminal penalties of NOK 230 million, equivalent to approximately $38 million against three of our subsidiaries in addition to any civil tax penalties and the financial claim.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 685 million, equivalent to $304 million, including a 75 percent penalty and interest through March 31, 2014.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 7—Discontinued Operations

Summarized results of discontinued operations

The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended March 31,
	2014	2013
Operating revenues	$108	$253
Operating and maintenance expense	(105)	(268)
Gain (loss) on disposal of assets in discontinued operations, net	(10)	15
Other income, net	1	—
Loss from discontinued operations before income tax expense	(6)	—
Income tax expense	(2)	(5)
Loss from discontinued operations, net of tax	$(8)	$(5)

Assets and liabilities of discontinued operations

The carrying amounts of the major classes of assets and liabilities associated with our discontinued operations were classified as follows (in millions):

	March 31,	December 31,
	2014	2013
Assets
Materials and supplies, net	$11	$18
Other related assets	1	1
Assets held for sale	12	19
Other current assets	—	6
Total current assets	$12	$25

Liabilities
Deferred revenues	$1	$8
Other current liabilities	$1	$8

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

Under the operating agreements, we agreed to continue to operate these standard jackups on behalf of Shelf Drilling for periods ranging from nine months to 27 months or until expiration or novation of the underlying drilling contracts by Shelf Drilling.  As of March 31, 2014, we operated five standard jackups under operating agreements with Shelf Drilling.  Until the expiration or novation of such drilling contracts, we retain possession of the materials and supplies associated with the standard jackups that we operate under the operating agreements.  At March 31, 2014 and December 31, 2013, the materials and supplies associated with the drilling units that we operated under operating agreements with Shelf Drilling had an aggregate carrying amount of $11 million and $18 million, respectively.  Under a transition services agreement, we agreed to provide certain transition services for a period of up to 18 months following the completion of the sale transactions.

For a period through November 2015, we agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At March 31, 2014 and December 31, 2013, we had $105 million and $104 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 13—Commitments and Contingencies.

Other dispositions—During the three months ended March 31, 2014, we recognized a net gain of $1 million, which had no tax effect, related to the disposal of assets unrelated to rig sales.  During the three months ended March 31, 2013, we completed the sale of the standard jackups D.R. Stewart, Interocean III and GSF Adriatic VIII along with related equipment.  In the three months ended March 31, 2013, in connection with the disposal of these assets, we received aggregate net cash proceeds of $63 million, and we recognized an aggregate net gain of $15 million ($0.04 per diluted share), which had no tax effect.

Drilling management services

Overview—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI, which performs drilling management services in the North Sea.  As a result of the sale, we reclassified the results of operations of our drilling management services operating segment to discontinued operations for all periods presented.    At December 31, 2013, the carrying amount of assets of the drilling management services operating segment was $6 million.

Disposition—In the three months ended March 31, 2014, we received net cash proceeds of $11 million and recognized a net loss of $11 million ($0.03 per diluted share), which had no tax effect, associated with the sale of the drilling management services business.  Following the completion of the sale transaction, we agreed to provide a limited guarantee in favor of one customer through completion of the current drilling project, which is expected to occur in the fourth quarter of 2014.  We also agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  We earn interest on the outstanding borrowings at a fixed rate of 8.3 percent per annum, payable quarterly.  At March 31, 2014, ADTI had borrowings of $15 million outstanding under the working capital line of credit, recorded in other assets.

Note 8—Earnings Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Income from continuing operations attributable to controlling interest	$464	$464	$326	$326
Undistributed earnings allocable to participating securities	(4)	(4)	(3)	(3)
Income from continuing operations available to shareholders	$460	$460	$323	$323

Denominator for earnings per share
Weighted-average shares outstanding	361	361	360	360
Effect of stock options and other share-based awards	—	—	—	—
Weighted-average shares for per share calculation	361	361	360	360

Per share earnings from continuing operations	$1.27	$1.27	$0.89	$0.89

In the three months ended March 31, 2014 and 2013, we excluded 2.3 million and 1.7 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 9—Drilling Fleet

Construction work in progress—For the three months ended March 31, 2014 and 2013, the changes in our construction work in progress, including capital expenditures and capitalized interest, were as follows (in millions):

	Three months ended March 31,
	2014	2013
Construction work in progress, at beginning of period	$2,710	$2,010

Newbuild construction program
Transocean Siam Driller (a) (b)	—	74
Transocean Andaman (a) (b)	—	71
Transocean Ao Thai (a) (b)	—	5
Deepwater Asgard (c)	230	8
Deepwater Invictus (c)	442	8
Deepwater Thalassa (d)	32	79
Deepwater Proteus (d)	6	26
Deepwater Conqueror (e)	80	—
Deepwater Pontus (d)	79	2
Deepwater Poseidon (d)	24	2
High-Specification Jackup TBN1 (f)	1	—
High-Specification Jackup TBN2 (f)	1	—
High-Specification Jackup TBN3 (f)	1	—
High-Specification Jackup TBN4 (f)	1	—
Ultra-Deepwater drillship TBN1 (g)	27	—
High-Specification Jackup TBN5 (f)	1	—
Ultra-Deepwater drillship TBN2 (g)	27	—
Other construction projects and capital additions	179	213
Total capital expenditures	1,131	488
Changes in accrued capital expenditures	(48)	(32)

Property and equipment placed into service
Transocean Siam Driller (a) (b)	—	(236)
Other property and equipment	(178)	(253)
Construction work in progress, at end of period	$3,615	$1,977
__________________________________
(a)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project had been completed as of March 31, 2014.

(b)	The High-Specification Jackups Transocean Siam Driller, Transocean Andaman and Transocean Ao Thai commenced operations in March 2013, May 2013 and October 2013, respectively.

(c)
Deepwater Asgard and Deepwater Invictus, two newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the second quarter of 2014.  In the year ended December 31, 2011, in connection with our acquisition of Aker Drilling ASA, we acquired construction work in progress with an aggregate estimated fair value of $272 million.

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

(f)
Our five unnamed Keppel FELS Super B 400 Bigfoot class design newbuild High-Specification Jackups under construction at Keppel FELS’ shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2016, the third quarter of 2016, the fourth quarter of 2016, the first quarter of 2017 and the third quarter of 2017, respectively.

(g)
Our two unnamed dynamically positioned Ultra-Deepwater drillships under construction at the Jurong Shipyard PTE Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2017 and the first quarter of 2018, respectively.

Dispositions—During the three months ended March 31, 2014, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the High-Specification Jackup GSF Monitor along with related equipment.  In the three months ended March 31, 2014, in connection with the disposal of GSF Monitor and related assets, we received net cash proceeds of $83 million.  In the three months ended March 31, 2014, we received cash proceeds of $8 million and recognized an aggregate net loss of $3 million associated with the disposal of certain corporate assets and unrelated rig equipment.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

During the three months ended March 31, 2014, we also committed to a plan to sell the Midwater Floater Sedneth 701 and the High-Specification Jackup GSF Magellan, along with related equipment.  At March 31, 2014, GSF Magellan and Sedneth 701 along with related equipment had an aggregate carrying amount of $103 million, included in our assets held for sale.  See Note 5—Impairments.

Note 10—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	March 31, 2014	December 31, 2013
4.95% Senior Notes due November 2015 (a)	$1,111	$1,113
5.05% Senior Notes due December 2016 (a)	999	999
2.5% Senior Notes due October 2017 (a)	748	748
ADDCL Credit Facilities due December 2017	—	163
Eksportfinans Loans due January 2018	529	591
6.00% Senior Notes due March 2018 (a)	998	998
7.375% Senior Notes due April 2018 (a)	247	247
6.50% Senior Notes due November 2020 (a)	900	900
6.375% Senior Notes due December 2021 (a)	1,199	1,199
3.8% Senior Notes due October 2022 (a)	745	745
7.45% Notes due April 2027 (a)	97	97
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	311	311
Capital lease contract due August 2029	632	637
7.5% Notes due April 2031 (a)	598	598
6.80% Senior Notes due March 2038 (a)	999	999
7.35% Senior Notes due December 2041 (a)	300	300
Total debt	10,470	10,702
Less debt due within one year
ADDCL Credit Facilities due December 2017	—	163
Eksportfinans Loans due January 2018	142	140
Capital lease contract due August 2029	20	20
Total debt due within one year	162	323
Total long-term debt	$10,308	$10,379
_________________________________________

(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the Five-Year Revolving Credit Facility and the Three-Year Secured Revolving Credit Facility.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.  See Note 16—Condensed Consolidating Financial Information.

Scheduled maturities—At March 31, 2014, the scheduled maturities of our debt were as follows (in millions):

Twelve months ending March 31,
2015	$162
2016	1,266
2017	1,168
2018	1,884
2019	277
Thereafter	5,710
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,467
Total unamortized discounts, premiums and fair value adjustments, net	3
Total debt	$10,470

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Five-Year Revolving Credit Facility—We have a $2.0 billion five-year revolving credit facility, established under a bank credit agreement dated November 1, 2011, as amended, that is scheduled to expire on November 1, 2016 (the “Five-Year Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.325 percent, based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), and was 0.275 percent at March 31, 2014.  At March 31, 2014, we had $20 million in letters of credit issued and outstanding, we had no borrowings outstanding, and we had $2.0 billion of available borrowing capacity under the Five-Year Revolving Credit Facility.

Three-Year Secured Revolving Credit Facility—We have a $900 million three-year secured revolving credit facility, established under a bank credit agreement dated October 25, 2012, that is scheduled to expire on October 25, 2015 (the “Three-Year Secured Revolving Credit Facility”).  We pay a facility fee on the daily unused amount of the underlying commitment, which ranges from 0.125 percent to 0.50 percent depending on our Debt Rating, and was 0.375 percent at March 31, 2014.  At March 31, 2014, we had no borrowings outstanding, and we had $900 million of available borrowing capacity under the Three-Year Secured Revolving Credit Facility.

Borrowings under the Three-Year Secured Revolving Credit Facility are secured by the Ultra-Deepwater Floaters Deepwater Champion, Discoverer Americas and Discoverer Inspiration.  At March 31, 2014 and December 31, 2013, the aggregate carrying amount of Deepwater Champion, Discoverer Americas and Discoverer Inspiration was $2.2 billion.

ADDCL Credit Facilities—ADDCL had a senior secured credit facility, comprised of Tranche A for $215 million and Tranche C for $399 million, established under a bank credit agreement dated June 2, 2008 that was scheduled to expire in December 2017 (the “ADDCL Primary Loan Facility”).  Unaffiliated financial institutions provided the commitment for and borrowings under Tranche A, and one of our subsidiaries provided the commitment for Tranche C.  ADDCL also had a $90 million secondary credit facility, established under a bank credit agreement dated June 2, 2008 that was scheduled to expire in December 2015 (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”).  One of our subsidiaries provided 65 percent of the total commitment under the ADDCL Secondary Loan Facility.  At December 31, 2013, borrowings of $534 million and $80 million were outstanding under the ADDCL Primary Loan Facility and the ADDCL Secondary Loan Facility, respectively, of which $399 million and $52 million were provided by one of our subsidiaries and were eliminated in consolidation.  In February 2014, we repaid the outstanding borrowings under the ADDCL Credit Facilities and terminated the bank credit agreements under which the credit facilities were established.

ADDCL was required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At December 31, 2013, ADDCL had restricted cash investments of $20 million.  The restricted cash investments were released as a result of our repayment of borrowings under the ADDCL Credit Facilities.

Eksportfinans Loans—We have borrowings under the Loan Agreement dated September 12, 2008 and the Loan Agreement dated November 18, 2008 (together, the “Eksportfinans Loans”).  At March 31, 2014 and December 31, 2013, aggregate borrowings of NOK 3.2 billion and NOK 3.6 billion, equivalent to approximately $531 million and $594 million, respectively, were outstanding under the Eksportfinans Loans.

The Eksportfinans Loans require cash collateral to be held by a financial institution through expiration (the “Aker Restricted Cash Investments”).  At March 31, 2014 and December 31, 2013, the aggregate principal amount of the Aker Restricted Cash Investments was NOK 3.2 billion and NOK 3.6 billion, equivalent to approximately $531 million and $594 million, respectively.

Note 11—Derivatives and Hedging

Derivatives designated as hedging instruments—In March 2014, we entered into interest rate swaps, which are designated and qualify as a fair value hedge, to reduce our exposure to changes in the fair value of the 6.0% Senior Notes due March 2018.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for and we have applied the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset the changes in the fair value of the hedged fixed-rate notes.

At March 31, 2014, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount	Fixed or variable rate	Weighted average rate
Interest rate swaps, fair value hedge	$300	Variable	4.79%	$300	Fixed	6.00%

At March 31, 2014, the aggregate carrying amount, measured at fair value, of our derivatives designated as hedging instruments was less than $1 million, recorded in other assets.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 12—Postemployment Benefit Plans

Defined benefit pension plans and other postretirement employee benefit plans

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

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended March 31, 2014				Three months ended March 31, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$11	$8	$—	$19	$14	$7	$—	$21
Interest cost	17	6	1	24	15	6	1	22
Expected return on plan assets	(19)	(7)	—	(26)	(17)	(6)	—	(23)
Actuarial losses, net	5	1	—	6	13	1	—	14
Net periodic benefit costs	$14	$8	$1	$23	$25	$8	$1	$34

Funding contributions	$1	$9	$—	$10	$1	$17	$1	$19

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

On January 3, 2013, we reached an agreement with the U.S. Department of Justice (“DOJ”) to resolve certain outstanding civil and potential criminal charges against us arising from the Macondo well incident.  As part of this resolution, we agreed to a guilty plea (“Plea Agreement”) and a civil consent decree (“Consent Decree”) by which, among other things, we agreed to pay $1.4 billion in fines, recoveries and civil penalties, plus interest at a fixed rate of 2.15 percent, in scheduled payments through February 2017.  In the three months ended March 31, 2013, we paid $404 million, including interest, in satisfaction of amounts due under the Consent Decree.

In the three months ended March 31, 2014, we made an aggregate cash payment of $60 million in satisfaction of amounts due under the Plea Agreement, including $53 million to the National Fish and Wildlife Foundation and $7 million to the National Academy of Sciences.  In the three months ended March 31, 2014, we paid $412 million, including interest, in satisfaction of amounts due under the Consent Decree.

At March 31, 2014, the aggregate future payments required under our outstanding settlement obligations under the Plea Agreement and the Consent Decree, excluding interest, were as follows (in millions):

	Plea Agreement	Consent Decree	Settlement obligations
Twelve months ending March 31,
2015	$60	$200	$260
2016	60	—	60
2017	60	—	60
Total settlement obligations	$180	$200	$380

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

The Consent Decree also provides for the appointment of (i) an independent auditor to review, audit and report on our compliance with the injunctive provisions of the Consent Decree and (ii) an independent process safety consultant to review, report on and assist with respect to the process safety aspects of the Consent Decree, including operational risk identification and risk management.  The Consent Decree requires certain plans, reports and submissions be made and be acceptable to the U.S. and also requires certain publicly available filings.  On March 31, 2014, the DOJ approved the appointment of Labyrinth Group to act as the independent auditor.  The U.S. has not yet approved the appointment of the independent process safety consultant.

Under the terms of the Consent Decree, the U.S. agreed not to sue Transocean Ltd. and certain of our subsidiaries and certain related individuals for civil or administrative penalties for the Macondo well incident under specified provisions of the CWA, the Outer Continental Shelf Lands Act (“OSCLA”), the Endangered Species Act, the Marine Mammal Protection Act, the National Marine Sanctuaries Act, the federal Oil and Gas Royalty Management Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Emergency Planning and Community Right-to-Know Act (“EPCRA”) and the Clean Air Act.  In addition, the Consent Decree resolved our appeal of the incidents of noncompliance under the OSCLA issued by the Bureau of Safety and Environmental Enforcement on October 12, 2011 without any admission of liability by us, and we subsequently dismissed our appeal.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Subject to certain exceptions, the EPA Agreement prohibits us from entering into, extending or engaging in certain business relationships with individuals or entities that are debarred, suspended, proposed for debarment or similarly restricted.

Macondo well incident contingencies

Overview—We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At March 31, 2014 and December 31, 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $467 million and $464 million, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We have also recognized an asset associated with the portion of our estimated losses that we believe is probable of recovery from insurance.  At March 31, 2014 and December 31, 2013, the insurance recoverable asset was $10 million, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC.  Various parties who objected to the BP/PSC Settlement have filed appeals in the Fifth Circuit Court of Appeals challenging the MDL Court’s final approval of the BP/PSC Settlement.  BP filed appeals in the Fifth Circuit Court of Appeals challenging the manner in which the BP/PSC Settlement has been interpreted by the MDL Court with respect to business economic loss claims (“BEL Claims”).  In these appeals, BP argues that, if the MDL Court’s interpretation of the settlement with respect to BEL Claims is not overturned, the entire BP/PSC Settlement is invalid and should not have been approved.  On October 2, 2013, a panel of the Fifth Circuit Court of Appeals issued an opinion questioning the manner in which the settlement had been interpreted with respect to BEL Claims.  On December 24, 2013, the MDL Court issued an order regarding the BEL claims in which it ruled that (a) variable profits should be determined under the settlement agreement by matching revenue with corresponding expenses; (b) BP was judicially estopped from arguing that claimants were required to submit evidence to prove causation and (c) as construed by the court, the settlement was consistent with Article III of the U.S. Constitution, Rule 23, and the U.S. Rules Enabling Act.  BP appealed that order, but on March 3, 2014, the same panel of the Fifth Circuit affirmed the MDL Court’s ruling that claimants were not required to submit evidence of causation.

On January 10, 2014, another panel of the Fifth Circuit Court of Appeals affirmed the MDL Court’s final approval of the BP/PSC Settlement.  Thereafter, BP and certain plaintiffs who objected to the settlement filed petitions seeking en banc review by the entire Fifth Circuit of the legal validity of the BP/PSC Settlement.  The PSC moved to dismiss BP’s petition for rehearing for lack of jurisdiction, and on February 20, 2014, the Fifth Circuit granted that motion and dismissed BP’s petition for rehearing.  The petitions for rehearing en banc filed by the objectors to the settlement remain pending.  The PSC filed its response to these petitions for rehearing on February 6, 2014.

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

The second phase of the trial began on September 30, 2013 and concluded on October 17, 2013.  This phase addressed BP’s conduct related to stopping the release of hydrocarbons after April 22, 2010 and quantification of the amount of oil discharged.  In light of BP’s criminal plea agreement with the DOJ acknowledging that it provided the government with false or misleading information throughout the spill response, we argued at trial that BP’s fraud delayed the final capping of the well and that we should not be liable for damages resulting from this delay.  The parties filed post-trial briefs and proposed findings of fact and conclusions of law on December 20, 2013.  The parties filed response briefs on January 24, 2014.  The MDL Court has not yet ruled on the issues tried in the second phase of the trial.

We can provide no assurances as to the outcome of the trial, as to the timing of any phase of trial or any rulings, that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.

Litigation—As of March 31, 2014, approximately 1,412 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of March 31, 2014, we have been named, along with other unaffiliated defendants, in nine complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Nine complaints involve fatalities and 63 complaints seek recovery for bodily injuries.  A number of these lawsuits have been settled.  Per the order of the Multidistrict Litigation Panel (“MDL”), all claims but one have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP, MI-SWACO, Weatherford International Ltd. and Cameron International Corporation (“Cameron”) and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of March 31, 2014, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 960 pending individual complaints as well as 199 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  No classes have been certified at this time.  Most of these actions have either been transferred to or are the subject of motions to transfer to the MDL.  See “—Contractual indemnity.”

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

Federal securities claims—On September 30, 2010, a federal securities proposed class action was filed in the U.S. District Court, Southern District of New York, naming us and former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement related to our shareholder meeting in connection with our merger with the acquired company violated Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claimed that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys’ fees on behalf of itself and the proposed class members.  In connection with that action, we were obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  On October 4, 2012, the court denied our motion to dismiss the action.  On June 27, 2013, the Second Circuit Court of Appeals ruled in the unrelated action on an issue that could be relevant to the disposition of this case in a manner that supported our position that the plaintiff’s existing claims alleged in the action are time-barred.  On August 30, 2013, we filed a motion to dismiss on the ground that the claims are time-barred, citing the Second Circuit Court of Appeals’ ruling.  On September 20, 2013, plaintiffs filed an opposition to our motion to dismiss and on September 24, 2013, we filed a reply to that opposition.  On March 11, 2014, the court granted the defendants’ motion and dismissed the claims as time-barred.  Judgment was entered and the case was closed on March 13, 2014.  Plaintiffs filed a notice of appeal to the Second Circuit on March 19, 2014.

Other federal statutes—Several of the claimants have made assertions under the statutes, including the CWA, the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Air Act, the CERCLA and the EPCRA.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed in the state district court in Texas by our shareholders naming us as a nominal defendant and certain of our current and former officers and directors as defendants.  These cases allege breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking to recover, on behalf of us, damages to Transocean Ltd. and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Any recovery of the damages or disgorgement by the plaintiffs in these actions would be paid to us.  If the plaintiffs prevail, we could be required to pay plaintiffs’ attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  The two actions have been consolidated before a single judge.  In August 2012, the defendants filed a motion to dismiss the complaint on the grounds that the actions must be maintained in the courts of Switzerland and that the plaintiffs lack standing to assert the claims alleged.  In December 2012, in response to defendants' motion to dismiss for lack of standing, the plaintiffs dismissed their action without prejudice.  In January 2013, one of the plaintiffs re-filed a previously dismissed complaint seeking to recover damages to Transocean Ltd. and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Certain defendants filed a motion to dismiss the re-filed complaint in March 2013 on the ground that the action must be maintained in the courts of Switzerland.  On July 30, 2013, the court granted the motion to dismiss.  On August 29, 2013, the state district court of Texas dismissed the action in its entirety as to all defendants.  Plaintiffs filed an appeal in the First Court of Appeals in Texas on September 6, 2013 and filed a brief in support of their appeal on November 27, 2013.  On February 10, 2014, the defendants filed a response to the appeal.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

  We responded to each letter from the Attorneys General and indicated that we intend to fulfill our obligations as a responsible party for any discharge of oil from Deepwater Horizon on or above the surface of the water, and we assume that the operator will similarly fulfill its obligations under OPA for discharges from the undersea well.

On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is inapplicable to the Macondo well incident.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties.  Certain Louisiana parishes appealed the dismissal of the state law penalty claims.  On February 24, 2014, the Fifth Circuit affirmed the MDL Court’s dismissal of the state law claims.

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

The MDL Court has indicated an intention to begin proceeding with respect to Alabama’s damages claims under OPA.  On January 14, 2014, the MDL Court ordered briefing on BP’s motion to strike Alabama’s demand for a jury trial.  BP filed its motion on February 14, 2014.  We and Halliburton filed briefs in support of the motion.  Alabama opposed the motion and the other Gulf Coast states filed briefs in support of Alabama.  BP filed its reply on March 25, 2014, and Transocean filed a reply memorandum on March 28, 2014.  The Court has not yet ruled on the motion.

Natural Resources Damages Assessments—Under OPA, designated state and federal trustees are authorized to undertake a NRDA to assess potential natural resource injuries resulting from a discharge of oil or the substantial threat of a discharge and response activities and develop and implement a plan for restoration of injured resources, if any.  The trustees will invite responsible parties to participate in and fund such efforts.  As of March 31, 2014, we have received 11 such requests as follows: (1) on September 27, 2010, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (2) on October 14, 2010 from the U.S. Department of the Interior-Fish and Wildlife Service; (3) on November 19, 2010, from the Louisiana Department of Public Safety and Corrections-Public Safety Services; (4) on December 23, 2011, from the U.S. Department of the Interior-Fish and Wildlife Service; (5) on December 23, 2011, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (6) on May 4, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (7) on July 27, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (8) on September 19, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (9) on September 24, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (10) on October 4, 2012, from the U.S. Department of the Interior-Fish and Wildlife Service; and(11) on July 11, 2013, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration.

Citizen suits under environmental statutes—The Center for Biological Diversity, a private environmental group, sued BP, us and certain of our affiliates under multiple federal environmental statutes seeking monetary penalties and injunctive relief.  The MDL Court dismissed all of the claims, and in January 2013, the Fifth Circuit affirmed that dismissal with one exception—the Fifth Circuit remanded to the district court the Center’s claim for injunctive relief (but not for penalties) based on BP and Transocean’s alleged failure to make certain reports about the constituents of oil spilled into the Gulf as required by federal EPCRA.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our excess liability insurance program.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  In response, our wholly owned captive insurance subsidiary and our first four excess layer insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligations to BP, Anadarko and MOEX.  We are parties to the declaratory judgment actions, which were transferred to the MDL Court for discovery and other purposes.  On November 15, 2011, the MDL Court ruled that BP’s coverage rights are limited to the scope of our indemnification of BP in the drilling contract.  A final judgment was entered against BP, Anadarko and MOEX, and BP appealed.  On March 1, 2013, the Fifth Circuit Court of Appeals issued an opinion reversing the decision of the MDL Court, and holding that BP is an unrestricted additional insured under the policies issued by our wholly owned captive insurance company and the first four excess layer insurers.  We and the insurers filed petitions for rehearing with the Fifth Circuit Court of Appeals.  On August 29, 2013, the Fifth Circuit Court of Appeals issued an opinion withdrawing the March 1, 2013 opinion and certifying certain insurance law questions to the Texas Supreme Court.  On September 6, 2013, the Texas Supreme Court accepted certification of these questions.  The parties’ briefing to the Texas Supreme Court was completed on March 10, 2014.  Oral argument has not yet been scheduled.

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

In 2011, the Special Master issued a ruling that a Jones Act employer defendant, such as us, cannot be sued for punitive damages, and this ruling has now been obtained in three of our cases.  To date, seven of the 593 cases have gone to trial against defendants who allegedly manufactured or distributed drilling mud additives.  None of these cases has involved an individual Jones Act employer, and we have not been a defendant in any of these cases.  During the year ended December 31, 2013, a group of lawsuits premised on the same allegations as those in Mississippi were filed in Louisiana.  Four of the original cases were dismissed through early motions.  As of March 31, 2014, 20 plaintiffs have claims pending against one or more of our subsidiaries in four different lawsuits.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2014, the subsidiary was a defendant in approximately 853 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 1,784 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990. Through March 31, 2014, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary. The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary. Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims. While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 407 million, equivalent to approximately $179 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 509 million, equivalent to approximately $224 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 31 million, equivalent to approximately $14 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities is possible.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

In October 2013, Steven L. Newman, our chief executive officer, was named along with TSSNL in a criminal suit initiated by ITF for allegedly failing to provide the required training to TSSNL’s employees.  We do not believe that the criminal claim has any merit given that, among other things, Mr. Newman is neither an officer nor an employee of TSSNL.  The criminal case is still pending, and we do not believe the resolution of this matter will have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See Note 17—Subsequent Events.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

Retained risk

Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  At March 31, 2014, the insured value of our drilling rig fleet was approximately $28.5 billion, excluding our rigs under construction.

We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.

Hull and machinery coverage—At March 31, 2014, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also had coverage for an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate damage to a rig and wreck removal.  Any excess wreck removal costs are generally covered to the extent of our remaining excess liability coverage.

Excess liability coverage—At March 31, 2014, we carried excess liability coverage of $820 million in the commercial market excluding deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution. Our excess liability coverage had (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims. Through our wholly owned captive insurance company, we retained the risk of the primary $50 million excess liability coverage. In addition, we generally retained the risk for any liability losses in excess of $870 million.

Other insurance coverage—At March 31, 2014, we also carried $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well. This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Letters of credit and surety bonds

At March 31, 2014 and December 31, 2013, we had outstanding letters of credit totaling $576 million and $575 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $105 million and $104 million, respectively, that we agreed to maintain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At March 31, 2014 and December 31, 2013, we had outstanding surety bonds totaling $6 million.

Note 14—Shareholders’ Equity

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

In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments of $0.56 per outstanding share, subject to certain limitations.  We do not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On March 19, 2014, we paid the final installment in the aggregate amount of $202 million to shareholders of record as of February 21, 2014.

Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At March 31, 2014 and December 31, 2013, our subsidiary held 9.0 million shares and 10.2 million shares, respectively.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss were as follows (in millions):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(264)	$2	$(262)	$(511)	$(10)	$(521)
Other comprehensive loss before reclassifications	(5)	—	(5)	(35)	(4)	(39)
Reclassifications to net income	6	(2)	4	13	7	20
Other comprehensive income (loss), net	1	(2)	(1)	(22)	3	(19)
Balance, end of period	$(263)	$—	$(263)	$(533)	$(7)	$(540)

Significant reclassifications from accumulated other comprehensive income to net income included the following (in millions):

		Three months ended March 31,
	Statement of operations classification	2014	2013
Defined benefit pension plans
Actuarial losses		$6	$14
Total amortization, before income taxes	Net periodic benefit costs (a)	6	14
Income tax benefit	Income tax expense	—	(1)
Total amortization, net of income taxes		$6	$13
__________________________________
(a)
We recognize the amortization of accumulated other comprehensive income components related to defined benefit pension plans in net periodic benefit costs.  In the three months ended March 31, 2014, our net periodic benefit costs included $4 million and $2 million, recorded in operating and maintenance costs and general and administrative costs, respectively.  In the three months ended March 31, 2013, our net periodic benefit costs included $11 million and $3 million, recorded in operating and maintenance costs and general and administrative costs, respectively.  See Note 12—Postemployment Benefit Plans.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 15—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$1,987	$1,987	$3,243	$3,243
Notes and other loans receivable	107	107	101	101
Restricted cash investments	538	563	621	649
Long-term debt, including current maturities	10,470	11,468	10,702	11,784
Derivative instruments, assets	—	—	—	—

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At March 31, 2014 and December 31, 2013, the aggregate carrying amount of our cash equivalents was $1.2 billion and $2.3 billion, respectively.

Notes and other loans receivable—We hold certain notes and other loans receivable, which originated in connection with certain asset dispositions and supplier advances.  The carrying amount represents the amortized cost of our investments.   We measured the estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings of the borrowers.  At March 31, 2014, the aggregate carrying amount of our notes receivable and other loans receivable was $107 million, including $92 million and $15 million recorded in other current assets and other assets, respectively.  At December 31, 2013, the aggregate carrying amount of our notes receivable and other loans receivable was $101 million, including $6 million and $95 million, recorded in other current assets and other assets, respectively.

Restricted cash investments—The carrying amount of the Eksportfinans Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At March 31, 2014 and December 31, 2013, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $529 million and $591 million, respectively.  At March 31, 2014 and December 31, 2013, the estimated fair value of the Eksportfinans Restricted Cash Investments was $554 million and $619 million, respectively.

The carrying amount of the restricted cash investments for certain contingent obligations approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  At March 31, 2014 and December 31, 2013, the aggregate carrying amount of the restricted cash investments for certain contingent obligations was $9 million and $30 million, respectively.

Debt—We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At March 31, 2014 and December 31, 2013, the aggregate carrying amount of our fixed-rate debt was $10.5 billion.  At March 31, 2014 and December 31, 2013, the aggregate estimated fair value of our fixed-rate debt was $11.5 billion and $11.6 billion, respectively.

The carrying amount of the variable-rate debt of our consolidated variable interest entities approximates fair value because the terms of those debt instruments include short-term interest rates and exclude penalties for prepayments.  We measured the estimated fair value of the debt of our consolidated variable interest entities using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At December 31, 2013, the aggregate carrying amount of the variable-rate debt of our consolidated variable interest entities was $163 million.  In February 2014, we repaid the variable-rate debt of our consolidated variable interest entities.

Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value.  We measured the estimated fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest rates and terms of the instruments.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 16—Condensed Consolidating Financial Information

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

The following tables present condensed consolidating financial information for (a) Transocean Ltd. (the “Parent Guarantor”), (b) Transocean Inc. (the “Subsidiary Issuer”), and (c) the other direct and indirect wholly owned and partially owned subsidiaries of the Parent Guarantor, none of which guarantee any indebtedness of the Subsidiary Issuer (the “Other Subsidiaries”).  The condensed consolidating financial information may not be indicative of the results of operations, financial position or cash flows had the subsidiaries operated as independent entities.  The tables include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis (in millions):

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Three months ended March 31, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,343	$(4)	$2,339
Cost and expenses	9	1	1,593	(4)	1,599
Loss on impairment	—	—	(65)	—	(65)
Loss on disposal of assets, net	—	—	(3)	—	(3)
Operating income (loss)	(9)	(1)	682	—	672

Other income (expense), net
Interest income (expense), net	6	139	(261)	—	(116)
Equity in earnings	459	287	—	(746)	—
Other, net	—	1	(3)	—	(2)
	465	427	(264)	(746)	(118)
Income from continuing operations before income tax expense	456	426	418	(746)	554
Income tax expense	—	—	80	—	80
Income from continuing operations	456	426	338	(746)	474
Gain (loss) from discontinued operations, net of tax	—	4	(12)	—	(8)

Net Income	456	430	326	(746)	466
Net income attributable to noncontrolling interest	—	—	10	—	10
Net income attributable to controlling interest	456	430	316	(746)	456

Other comprehensive income (loss) before income taxes	(2)	(6)	7	—	(1)
Income taxes related to other comprehensive loss	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	(2)	(6)	7	—	(1)

Total comprehensive income	454	424	333	(746)	465
Total comprehensive income attributable to noncontrolling interest	—	—	10	—	10
Total comprehensive income attributable to controlling interest	$454	$424	$323	$(746)	$455

	Three months ended March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,189	$(5)	$2,184
Cost and expenses	9	6	1,688	(5)	1,698
Loss on disposal of assets, net	—	—	(7)	—	(7)
Operating income (loss)	(9)	(6)	494	—	479

Other income (expense), net
Interest expense, net	(3)	(137)	—	—	(140)
Equity in earnings	333	467	—	(800)	—
Other, net	—	10	(11)	—	(1)
	330	340	(11)	(800)	(141)
Income from continuing operations before income tax expense	321	334	483	(800)	338
Income tax expense	—	—	20	—	20
Income from continuing operations	321	334	463	(800)	318
Gain (loss) from discontinued operations, net of tax	—	(23)	18	—	(5)

Net Income	321	311	481	(800)	313
Net loss attributable to noncontrolling interest	—	—	(8)	—	(8)
Net income attributable to controlling interest	321	311	489	(800)	321

Other comprehensive income (loss) before income taxes	(6)	(21)	8	—	(19)
Income taxes related to other comprehensive loss	—	—	1	—	1
Other comprehensive income (loss), net of income taxes	(6)	(21)	9	—	(18)

Total comprehensive income	315	290	490	(800)	295
Total comprehensive loss attributable to noncontrolling interest	—	—	(7)	—	(7)
Total comprehensive income attributable to controlling interest	$315	$290	$497	$(800)	$302

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	March 31, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$27	$710	$1,250	$—	$1,987
Other current assets	3	1,422	4,649	(2,428)	3,646
Total current assets	30	2,132	5,899	(2,428)	5,633

Property and equipment, net	—	—	22,353	—	22,353
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	17,202	31,905	—	(49,107)	—
Other assets	—	1,693	20,342	(21,111)	924
Total assets	17,232	35,730	51,581	(72,646)	31,897

Liabilities and equity
Debt due within one year	—	—	162	—	162
Other current liabilities	14	609	4,406	(2,428)	2,601
Total current liabilities	14	609	4,568	(2,428)	2,763

Long-term debt	—	18,716	12,703	(21,111)	10,308
Other long-term liabilities	37	249	1,363	—	1,649
Total long-term liabilities	37	18,965	14,066	(21,111)	11,957

Commitments and contingencies	—	—	—	—	—
Redeemable noncontrolling interest	—	—	2	—	2

Total equity	17,181	16,156	32,945	(49,107)	17,175
Total liabilities and equity	$17,232	$35,730	$51,581	$(72,646)	$31,897

	December 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$4	$1,617	$1,622	$—	$3,243
Other current assets	22	1,302	4,607	(2,402)	3,529
Total current assets	26	2,919	6,229	(2,402)	6,772

Property and equipment, net	—	—	21,707	—	21,707
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	16,914	31,308	—	(48,222)	—
Other assets	—	1,190	19,954	(20,064)	1,080
Total assets	16,940	35,417	50,877	(70,688)	32,546

Liabilities and equity
Debt due within one year	—	—	323	—	323
Other current liabilities	214	526	4,893	(2,402)	3,231
Total current liabilities	214	526	5,216	(2,402)	3,554

Long-term debt	—	18,759	11,684	(20,064)	10,379
Other long-term liabilities	35	232	1,661	—	1,928
Total long-term liabilities	35	18,991	13,345	(20,064)	12,307

Commitments and contingencies

Total equity	16,691	15,900	32,316	(48,222)	16,685
Total liabilities and equity	$16,940	$35,417	$50,877	$(70,688)	$32,546

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Three months ended March 31, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$10	$(128)	$254	$—	$136

Cash flows from investing activities
Capital expenditures	—	—	(1,131)	—	(1,131)
Proceeds from disposal of assets, net	—	—	91	—	91
Proceeds from disposal of assets in discontinued operations, net	—	—	14	—	14
Investing activities with affiliates, net	—	(737)	62	675	—
Other, net	—	—	(12)	—	(12)
Net cash used in investing activities	—	(737)	(976)	675	(1,038)

Cash flows from financing activities
Repayments of debt	—	—	(237)	—	(237)
Proceeds from restricted cash investments	—	—	107	—	107
Deposits to restricted cash investments	—	—	(20)	—	(20)
Distribution of qualifying additional paid-in capital	(202)	—	—	—	(202)
Financing activities with affiliates, net	217	(42)	500	(675)	—
Other, net	(2)	—	—	—	(2)
Net increase (decrease) cash provided by (used in) financing activities	13	(42)	350	(675)	(354)

Net decrease in cash and cash equivalents	23	(907)	(372)	—	(1,256)
Cash and cash equivalents at beginning of period	4	1,617	1,622	—	3,243
Cash and cash equivalents at end of period	$27	$710	$1,250	$—	$1,987

	Three months ended March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(10)	$(229)	$345	$—	$106

Cash flows from investing activities
Capital expenditures	—	—	(488)	—	(488)
Proceeds from disposal of assets, net	—	—	1	—	1
Proceeds from disposal of assets in discontinued operations, net	—	—	63	—	63
Investing activities with affiliates, net	—	(210)	(63)	273	—
Other, net	—	—	9	—	9
Net cash used in investing activities	—	(210)	(478)	273	(415)

Cash flows from financing activities
Repayments of debt	—	(562)	(628)	—	(1,190)
Proceeds from restricted cash investments	—	—	128	—	128
Deposits to restricted cash investments	—	—	(59)	—	(59)
Financing activities with affiliates, net	—	(173)	446	(273)	—
Other, net	—	(13)	(2)	—	(15)
Net cash used in financing activities	—	(748)	(115)	(273)	(1,136)

Net decrease in cash and cash equivalents	(10)	(1,187)	(248)	—	(1,445)
Cash and cash equivalents at beginning of period	24	3,155	1,955	—	5,134
Cash and cash equivalents at end of period	$14	$1,968	$1,707	$—	$3,689

Note 17—Subsequent Events

Nigerian litigation—On April 2, 2014, in connection with the criminal suit initiated by ITF for allegedly failing to provide the required training to TSSNL’s employees, the court dismissed the case against Steven L. Newman and TSSNL.

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

▪
the timing, terms and results of our planned initial public offering of a master limited partnership-type yield vehicle and of our planned formation and subsequent separation of the Caledonia Offshore Drilling Company,

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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,

▪	effects of accounting changes and adoption of accounting policies, and

▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2013,

▪	the adequacy of and access to sources of liquidity,

▪	our inability to obtain drilling contracts for our rigs that do not have contracts,

▪	our inability to renew drilling contracts at comparable dayrates,

▪	operational performance,

▪	the impact of regulatory changes,

▪	the cancellation of drilling contracts currently included in our reported contract backlog,

▪	shipyard, construction and other delays,

▪	the results of meetings of our shareholders,

▪	increased political and civil unrest,

▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, and

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 29, 2014, we owned or had partial ownership interests in and operated 78 mobile offshore drilling units associated with our continuing operations.  As of April 29, 2014, our fleet consisted of 46 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 21 Midwater Floaters, and 11 High-Specification Jackups.  At April 29, 2014, we also had nine Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.

We provide contract drilling services, in a single, global operating segment, which involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  We believe our drilling fleet is one of the most versatile fleets in the world, consisting of floaters and high-specification jackups used in support of offshore drilling activities and offshore support services on a worldwide basis.

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

In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of Applied Drilling Technology International Limited (“ADTI”), a U.K company, which performs drilling management services in the North Sea.  See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

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

In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments, subject to certain limitations.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  In March 2014, we paid the final installment in the aggregate amount of $202 million to shareholders as of the record date.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt repayment—Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated joint venture company, had two credit facilities, established under a bank credit agreement (the “ADDCL Credit Facilities”).  On February 12, 2014, we repaid borrowings of $163 million outstanding under the ADDCL Credit Facilities and terminated the bank credit agreement under which the credit facilities were established.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—On February 26, 2014, we entered into agreements for the construction of two newbuild dynamically positioned Ultra-Deepwater drillships.  We also entered into an options agreement to order up to three additional newbuild drillships with the same design and specifications.  The first option must be exercised within one year, the second within 18 months and the final within 24 months.  See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the three months ended March 31, 2014, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the High-Specification Jackup GSF Monitor along with related equipment.  In connection with the sale of these assets, we received net cash proceeds of $83 million.  See “—Liquidity and Capital Resources—Drilling fleet.”

Discontinued operations—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI.  Following the completion of the sale transaction, we agreed to provide a $15 million working capital line of credit to the buyer for up to two years.  We have also provided a limited guarantee in favor of one customer through expiration of the current drilling project, which is expected to be completed in the fourth quarter of 2014.  See “—Operating Results—Discontinued operations.”

Outlook

Drilling market—We expect the commodity pricing underlying the exploration and production programs of our customers to continue to support some contracting opportunities for all asset classes within our drilling fleet in the year ending December 31, 2014.  However, based on customer and market indications, we expect the pace of executing drilling contracts for the global floater fleet to continue to be slow in the near term, resulting in excess capacity and idle time for some rigs.  As of April 17, 2014, the contract backlog for our continuing operations was $26.1 billion compared to $27.2 billion as of February 18, 2014.

Following the Macondo well incident, the U.S. government implemented enhanced regulations related to offshore drilling in the U.S. Gulf of Mexico, which require operators to submit applications for new drilling permits that demonstrate compliance with such enhanced regulations.  The enhanced regulations require independent third-party inspection, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  The voluntary application by some of our customers of such third-party inspections and certifications of well control equipment operating outside the U.S. Gulf of Mexico has caused and may continue to cause us to experience additional out of service time and incur additional maintenance costs.  We have entered into an agreement with the U.S. Department of Justice (“DOJ”) that also requires us to undertake certain inspections and certifications beyond current legal standards.  Although the enhanced regulations and additional maintenance requirements have affected our revenues, costs and out of service time, we are unable to predict, with certainty, the magnitude with which these matters will continue to impact our operations.

Fleet status—As of April 17, 2014, uncommitted fleet rates for the remainder of 2014, 2015, 2016, 2017 and 2018 were as follows:

	2014	2015	2016	2017	2018
Uncommitted fleet rate (a)
High-Specification Floaters	29%	55%	68%	75%	83%
Midwater Floaters	33%	53%	89%	100%	100%
High-Specification Jackups	12%	39%	68%	80%	87%
__________________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

As of April 17, 2014, we had nine existing contracts associated with our continuing operations that had fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we are uncertain whether these options will be exercised by our customers in 2014.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—During the first quarter of 2014, three contracts for Ultra-Deepwater Floaters were entered into worldwide.  Our Ultra-Deepwater Floater fleet has 13 units with availability in 2014.  With the expected slowdown of customer demand for the Ultra-Deepwater Fleet in the near term, we expect to see a moderation in utilization and pressure on rates in 2014 and into 2015.  The Deepwater Floater fleet rig utilization rate for the industry decreased during the first quarter of 2014 with three contracts entered into worldwide, including one new contract for our fleet.  Our Deepwater Floater fleet has six active units with availability in 2014.  The pace of tendering and length of contract terms have decreased, and we are experiencing increased competition for each tendering opportunity.  As of April 17, 2014, we had 24 of our 46 High-Specification Floaters contracted through the end of 2014.  Although we believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet, we expect reduced dayrates, idling of rigs and increased competition for our floaters in the short term.

Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 21 semisubmersible rigs, has shown signs of weakness in the U.K. and Norway.  We have three units available in our active fleet in 2014.  The tendering pace has continued to be slow and expected demand has diminished outside of the U.K. and Norway, notably in Brazil, the Mediterranean and Southeast Asia, which has had a negative effect on global rig utilization rates and dayrates for this asset class in 2014.

High-Specification Jackups—We believe that market conditions will continue to support the high rig utilization rates and steady tendering and contracting activity through 2014.  As of April 17, 2014, two of our existing 11 High-Specification Jackups have availability in 2014.

Operating results—We expect our total revenues for the year ending December 31, 2014 to be higher than our total revenues for the year ended December 31, 2013, primarily due to higher contractual dayrates and higher revenue efficiency for our active fleet, partial years of operating dayrate for our two newbuild Ultra-Deepwater Floaters that are expected to be placed into service during 2014, and full years of operating dayrate for our three newbuild High-Specification Jackups placed into service during 2013, partially offset by a decrease in activity for some of our Ultra-Deepwater Floaters, Deepwater Floaters and Midwater Floaters.  We are unable to predict, with certainty, the impact on our business from any changes to offshore activity levels, the results of our efforts to improve our revenue efficiency rates or the full impact that the enhanced regulations and other matters, described under “—Drilling market”, will have on our operations for the year ending December 31, 2014 and beyond.

We expect our total operating and maintenance expenses for the year ending December 31, 2014 to be lower relative to our total operating and maintenance expenses for the year ended December 31, 2013, primarily due to a decrease in activity levels for our Midwater Floater fleet and certain Deepwater and Ultra-Deepwater Floaters, optimization of rig-based spending, a decrease in shore-based costs, a decrease in legal costs for ongoing Macondo well litigation and a decrease in operating costs as the result of asset divestitures, partially offset by increased costs associated with partial years of operation for our newbuild Ultra-Deepwater Floaters, full years of operations for our newbuild High-Specification Jackups, and normal inflationary trends for personnel, maintenance and other operating costs.  Our projected operating and maintenance expenses for the year ending December 31, 2014 are subject to change and could be affected by actual activity levels, changes in shipyard timing, rig reactivations, the effective execution of our margin improvement efforts, the enhanced regulations and other matters described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation above expectations, as well as other factors.

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See “—Contingencies—Macondo well incident.”

In accordance with our critical accounting policies, we review our property and equipment for impairment when events occur or circumstances change that may indicate that the carrying amounts of our assets held and used may not be recoverable.  Although we determined that none of our asset groups were at risk of being unrecoverable as of March 31, 2014, if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, we may be required to recognize losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.  We may also be required to recognize losses on the impairment of one or more of our asset groups as a result of any significant changes in composition of our asset groups, which could occur as the result of certain transactions in the near future.  At March 31, 2014, the carrying amount of our property and equipment, net of accumulated depreciation, was $22.4 billion, representing 70 percent of our total assets.

Additionally, we conduct impairment testing of our goodwill annually and when events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  In the three months ended March 31, 2014, we identified indicators, such as the decline in the market value of our stock and the projected declines in dayrates and utilization, that the fair value of our goodwill could have fallen below its carrying amount, and as a result, we performed an interim goodwill impairment test.  Although we concluded that our goodwill was not impaired as of March 31, 2014, we determined that our reporting unit was at risk of failing the first step of our goodwill impairment test, as the reporting unit’s estimated fair value exceeded its carrying amount by less than 10 percent.  If the market value of our stock declines or if we experience increasingly unfavorable changes to actual or anticipated market conditions, or to other impairment indicators, any of which may result in the fair value of our reporting unit falling below its carrying amount, we may be required to recognize losses on impairment of goodwill in the near future.  At March 31, 2014, the carrying amount of our goodwill was $3.0 billion, representing nine percent of our total assets.  See “-Critical Accounting Policies and Estimates” and “Item 1A. Risk Factors.”

Master limited partnership formation—We have concluded that a master limited partnership (“MLP”)-type yield vehicle could complement our capital structure by providing an additional source of capital, enhancing our financial flexibility.  We expect to complete the formation of a MLP-type yield vehicle in mid-2014 and to sell a noncontrolling interest in an initial public offering thereafter.  The anticipated offering is subject to market conditions, the approval of our board of directors and the effectiveness of a registration statement to be filed with the SEC.

Caledonia Offshore Drilling Company—During the second half of the year ending December 31, 2014, we intend to pursue the creation of a new entity, to be named Caledonia Offshore Drilling Company (“Caledonia”), comprising eight of our U.K. North Sea Midwater Floaters.  Thereafter, in connection with our efforts to reduce our exposure to low-specification drilling units, we expect to separate Caledonia from our organization.

Performance and Other Key Indicators

Contract backlog—The contract backlog for our contract drilling services segment was as follows:

	April 17, 2014	February 18, 2014	October 16, 2013
Contract backlog (a)	(In millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$18,978	$19,690	$20,804
Deepwater Floaters	1,171	1,209	1,362
Harsh Environment Floaters	1,805	1,887	2,279
Total High-Specification Floaters	21,954	22,786	24,445
Midwater Floaters	3,002	3,224	3,889
High-Specification Jackups	1,156	1,234	1,427
Total	$26,112	$27,244	$29,761
__________________________________
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

Average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$547,000	$510,200	$457,800
Deepwater Floaters	392,000	370,700	327,600
Harsh Environment Floaters	454,700	438,200	454,400
Total High-Specification Floaters	500,900	469,400	429,900
Midwater Floaters	334,500	338,400	291,800
High-Specification Jackups	162,000	165,600	163,000
Total fleet average daily revenue	413,100	393,100	361,200
__________________________________
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

Revenue efficiency—The revenue efficiency rates for our contract drilling services segment were as follows:

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Revenue efficiency (a)
High-Specification Floaters
Ultra-Deepwater Floaters	96%	90%	84%
Deepwater Floaters	101%	95%	86%
Harsh Environment Floaters	96%	92%	98%
Total High-Specification Floaters	97%	91%	86%
Midwater Floaters	91%	92%	92%
High-Specification Jackups	95%	97%	96%
Total fleet average revenue efficiency	96%	92%	88%
__________________________________
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

Rig utilization—The rig utilization rates for our contract drilling services segment were as follows:

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Rig utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	90%	87%	94%
Deepwater Floaters	61%	62%	62%
Harsh Environment Floaters	100%	100%	99%
Total High-Specification Floaters	84%	82%	86%
Midwater Floaters	62%	60%	65%
High-Specification Jackups	84%	79%	92%
Total fleet average utilization	78%	75%	80%
__________________________________
(a)	Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.

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

Operating Results

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following is an analysis of our operating results from continuing operations.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended March 31,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	5,538	5,915	(377)	(6)%
Average daily revenue	$413,100	$361,200	$51,900	14%
Revenue efficiency	96%	88%
Rig utilization	78%	80%

Contract drilling revenues	$2,292	$2,145	$147	7%
Other revenues	47	39	8	21%
	2,339	2,184	155	7%
Operating and maintenance expense	(1,269)	(1,356)	87	(6)%
Depreciation expense	(273)	(275)	2	(1)%
General and administrative expense	(57)	(67)	10	(15)%
Loss on impairment	(65)	—	(65)	n/m
Loss on disposal of assets, net	(3)	(7)	4	n/m
Operating income	672	479	193	40%
Other income (expense), net
Interest income	10	17	(7)	(41)%
Interest expense, net of amounts capitalized	(126)	(157)	31	(20)%
Other, net	(2)	(1)	(1)	n/m
Income from continuing operations before income tax expense	554	338	216	64%
Income tax expense	(80)	(20)	(60)	n/m
Income from continuing operations	$474	$318	$156	49%
__________________________________
“n/m” means not meaningful.

Operating revenues—Contract drilling revenues increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to (a) approximately $175 million of increased revenues due to improved revenue efficiency in the three months ended March 31, 2014, (b) approximately $95 million of increased revenues due to higher dayrates and (c) approximately $40 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations during the year ended December 31, 2013.  This increase was partially offset by (a) approximately $65 million of decreased contract drilling revenues due to an increased number of idle rigs for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, (b) approximately $60 million of decreased revenues due to lower rig utilization caused by greater time dedicated to shipyard projects and rig certifications and (c) approximately $40 million of lower revenues due to rigs sold or classified as held for sale, which are excluded from our rig utilization computation, subsequent to March 31, 2013.

Costs and expenses—Excluding losses of $3 million and $90 million associated with contingencies related to the Macondo well incident recognized in the three months ended March 31, 2014 and 2013, respectively, operating and maintenance costs and expenses were unchanged primarily due to the following: (a) approximately $35 million of decreased costs and expenses due to an increased number of idle rigs in 2014 and (b) approximately $15 million of lower costs and expenses due to rigs sold in the three months ended March 31, 2014 and the year ended December 31, 2013.  These decreases were partially offset by (a) approximately $45 million of increased costs and expenses due to higher shipyard costs and (b) approximately $15 million of increased costs and expenses associated with our newbuild High-Specification Jackups that commenced operations during the year ended December 31, 2013.

In the three months ended March 31, 2014, we recognized a loss of $65 million associated with impairment of the Midwater Floater Sedneth 701 and the High-Specification Jackup GSF Magellan, along with related equipment, which were classified as assets held for sale at the time of impairment.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to $19 million of decreased interest expense associated with debt repaid or repurchased and $13 million of increased capitalized interest associated with our newbuild projects.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At March 31, 2014 and 2013, the annual effective tax rates were 15.1 percent and 19.1 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended March 31, 2014 and 2013, the effect of the various discrete period tax items was a net tax benefit of $13 million and $33 million, respectively.  For the three months ended March 31, 2014 and 2013, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 14.4 percent and 5.9 percent, respectively, based on income from continuing operations before income taxes.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended March 31, 2014, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and the Republic of Congo.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include Norway, the U.K., Switzerland, Australia and the U.S.

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

Discontinued operations

Overview—We have discontinued the operations of (a) the standard jackup and swamp barge contract drilling services and (b) the drilling management services operating segment.

A summary of the results of our discontinued operations, before income taxes, was as follows:

	Three months ended March 31,
	2014	2013
	(In millions)
Gain (loss) on disposal of assets in discontinued operations, net	$(10)	$15
Other income (loss) from operations of discontinued operations	4	(15)

In the three months ended March 31, 2014, other income from operations of discontinued operations was negligible, primarily as the result of the operations of standard jackups under operating agreements with Shelf Drilling.  In the three months ended March 31, 2013, included in other loss from operations of discontinued operations were losses of $8 million and $7 million, respectively, associated with the discontinued operations of the standard jackups under operating agreements with Shelf Drilling and the drilling management services operating segment.  Net gains or losses on disposal of assets in discontinued operations are discussed below.

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

For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the standard jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we have agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling has agreed to reimburse us for our direct costs and expenses incurred while operating the standard jackups on behalf of Shelf Drilling with certain exceptions.  The cost to us for providing such operating and transition services, including allocated indirect costs, may exceed the amounts we receive from Shelf Drilling for providing such services.  As of April 29, 2014, we operated two standard jackups under operating agreements with Shelf Drilling.

In the three months ended March 31, 2013, we recognized an aggregate net gain of $15 million associated with the disposal of the standard jackups D.R. Stewart, GSF Adriatic VIII and Interocean III.

Drilling management services—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI, which performs drilling management services in the North Sea.  Following the completion of the sale transaction, we agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  We also provide a limited guarantee in favor of one customer through completion of the current drilling project, which is expected to occur in the fourth quarter of 2014.  In the three months ended March 31, 2014, we received net cash proceeds of $11 million and recognized a net loss of $11 million associated with the sale of the drilling management services business.

See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2014, we had $2.0 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash and cash equivalents for working capital and other needs related to the operation of our business.  At March 31, 2014, we estimate the amount of cash required for these purposes, which is not generally available to us for other uses, was approximately $1.3 billion.

For the three months ended March 31, 2014, our primary sources of cash were our cash flows from operating activities, proceeds from restricted cash investments, net, and proceeds from asset disposals.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, and repayments of debt.

	Three months ended March 31,
	2014	2013	Change
	(In millions)
Cash flows from operating activities
Net income	$466	$313	$153
Depreciation	273	275	(2)
Loss on impairment	65	—	65
(Gain) loss on disposal of assets, net	13	(8)	21
Other non-cash items, net	33	10	23
Changes in Macondo well incident assets and liabilities, net	(457)	(329)	(128)
Changes in other operating assets and liabilities, net	(257)	(155)	(102)
	$136	$106	$30

Net cash provided by operating activities increased primarily due to an increase in net income, after adjusting for non-cash items.  The increase was partially offset by an increase of $68 million in payments made pursuant to our Macondo well incident settlement obligations.

	Three months ended March 31,
	2014	2013	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(1,131)	$(488)	$(643)
Proceeds from disposal of assets, net	105	64	41
Other, net	(12)	9	(21)
	$(1,038)	$(415)	$(623)

Net cash used in investing activities increased primarily due to an increase in capital expenditures, primarily associated with milestone payments for our major construction projects.

	Three months ended March 31,
	2014	2013	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(237)	$(1,190)	$953
Proceeds from and deposits to restricted cash investments, net	87	69	18
Distribution of qualifying additional paid-in capital	(202)	—	(202)
Other, net	(2)	(15)	13
	$(354)	$(1,136)	$782

Net cash used in financing activities decreased primarily due to a reduction in cash used to repay debt during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Partially offsetting the decrease was an increase in cash used to pay to our shareholders the final installment of the distribution of qualifying paid-in capital.

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

As of March 31, 2014, we held options to order up to five Keppel FELS Super B 400 Bigfoot class design High-Specification Jackups, the first of which must be exercised by November 2014 and the remaining four options must be exercised within consecutive four-month intervals thereafter.  We also held options with Jurong Shipyard PTE Ltd. in Singapore to order up to three newbuild Ultra-Deepwater drillships, the first of which must be exercised by February 2015, the second by August 2015 and the final by February 2016.

In the three months ended March 31, 2014, we made capital expenditures of $1.1 billion, including capitalized interest of $34 million.  The following table presents the historical and projected capital expenditures and capitalized interest, for our ongoing major construction projects:

	Total costs through December 31, 2013	Total costs for the three months ended March 31, 2014	Expected costs for the nine months ending December 31, 2014	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Deepwater Asgard (a)	$495	$230	$95	$—	$820
Deepwater Invictus (a)	244	442	69	—	755
Deepwater Thalassa (b)	293	32	80	430	835
Deepwater Proteus (b)	274	6	71	439	790
Deepwater Conqueror (c)	108	80	46	566	800
Deepwater Pontus (b)	141	79	93	477	790
Deepwater Poseidon (b)	142	24	132	492	790
High-Specification Jackup TBN1 (d)	44	1	6	204	255
High-Specification Jackup TBN2 (d)	44	1	6	204	255
High-Specification Jackup TBN3 (d)	44	1	5	205	255
High-Specification Jackup TBN4 (d)	44	1	4	211	260
Ultra-Deepwater drillship TBN1 (e)	—	27	16	602	645
High-Specification Jackup TBN5 (d)	44	1	4	211	260
Ultra-Deepwater drillship TBN2 (e)	—	27	9	624	660
Total	$1,917	$952	$636	$4,665	$8,170
__________________________________
(a)
Deepwater Asgard and Deepwater Invictus, two newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the second quarter of 2014.  Total costs through December 31, 2013 include construction work in progress acquired in connection with our acquisition of Aker Drilling ASA with an aggregate estimated fair value of $272 million.

(b)
Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the second quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively.

(c)
Deepwater Conqueror, a newbuild Ultra-Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.

(d)
Our five unnamed Keppel FELS Super B 400 Bigfoot class design newbuild High-Specification Jackups under construction at Keppel FELS’ shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2016, the third quarter of 2016, the fourth quarter of 2016, the first quarter of 2017 and the third quarter of 2017, respectively.

(e)
Our two unnamed dynamically positioned Ultra-Deepwater drillships under construction at the Jurong Shipyard PTE Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2017 and the first quarter of 2018, respectively.

For the full year ending December 31, 2014, we expect total capital expenditures to be approximately $2.6 billion, approximately $1.6 billion of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  During the three months ended March 31, 2014, we completed the sale of the High-Specification Jackup GSF Monitor along with related equipment.  In the three months ended March 31, 2014, in connection with the disposal of GSF Monitor and related assets, we received net cash proceeds of $83 million.

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

At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.3 billion.  As a result, this portion of cash is not generally available to us for other uses.  From time to time, we may also use borrowings under bank credit agreements to maintain liquidity for short-term cash needs.

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

In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four installments, subject to certain limitations.  We did not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On March 19, 2014, we made the final installment of $202 million to shareholders of record as of February 21, 2014.

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

Among other things, the Primary Revolving Credit Facilities include limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Primary Revolving Credit Facilities also include a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of March 31, 2014, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow under the Primary Revolving Credit Facilities or have letters of credit issued under the Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect. In order to borrow under the Three-Year Secured Revolving Credit Facility, we must also, at the time of the borrowing request, satisfy a collateral maintenance test.  Commitments and borrowings under the Three-Year Secured Revolving Credit Facility are subject to mandatory reductions and prepayments, respectively, if a mortgaged rig is sold, an event of loss with respect to a mortgaged rig occurs, a collateral maintenance test is not satisfied or certain other events occur. Repayment of borrowings under the Primary Revolving Credit Facilities is subject to acceleration upon the occurrence of an event of default. We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions. A default under our public debt indentures, our bank credit agreements, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Primary Revolving Credit Facilities and, if not waived by the lenders, could cause us to lose access to the Primary Revolving Credit Facilities and result in the foreclosure of the liens securing the Three-Year Secured Revolving Credit Facility.

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

At April 29, 2014, we had no borrowings outstanding, we had $20 million in letters of credit issued, and we had $2.0 billion of available borrowing capacity under the Five-Year Revolving Credit Facility.  At April 29, 2014, we had no borrowings outstanding, and we had $900 million of available borrowing capacity under the Three-Year Secured Revolving Credit Facility.

Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 (“Eksportfinans Loan A”) and outstanding borrowings under the Loan Agreement dated November 18, 2008 (“Eksportfinans Loan B,” and together with Eksportfinans Loan A, the “Eksportfinans Loans”), which were established to finance the construction and delivery of the Harsh Environment Ultra-Deepwater semisubmersibles Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi-annual installments of principal and interest through September 2017 and January 2018, respectively.  At April 29, 2014, borrowings of $248 million and $283 million were outstanding under Eksportfinans Loan A and Eksportfinans Loan B, respectively.

The Eksportfinans Loans require restricted cash investments to be held by a certain financial institution through expiration (the “Eksportfinans Restricted Cash Investments”).  The Eksportfinans Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi-annual installments that correspond with those of the Eksportfinans Loans.  At April 29, 2014, the aggregate balance of the Eksportfinans Restricted Cash Investments was $531 million.

Debt repayments—ADDCL had two credit facilities, established under the ADDCL Credit Facilities.  On February 12, 2014, we repaid borrowings of $163 million outstanding under the ADDCL Credit Facilities and terminated the bank credit agreement under which the credit facilities were established.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At April 29, 2014, $632 million was outstanding under the capital lease contract.

Plea Agreement obligations—Pursuant to a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation, and $150 million to the National Academy of Sciences.  In the three months ended March 31, 2014, we paid a scheduled installment of $60 million.  At April 29, 2014, the remaining balance of our Plea Agreement obligations was $180 million, payable as follows:  (a) $39 million payable to the National Fish and Wildlife Foundation, which is due on or before February 13, 2015 and (b) $141 million payable to the National Academy of Sciences, $21 million of which is due on or before February 13, 2015, $60 million of which is due on or before February 12, 2016 and $60 million of which is due on or before February 14, 2017.

Consent Decree obligations—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a fixed rate of 2.15 percent. In the three months ended March 31, 2014, we paid a scheduled installment of $412 million, including interest. At April 29, 2014, the remaining balance of our Consent Decree obligations was $200 million, excluding accrued interest, payable on or before February 19, 2015.

Notes receivable—We held two notes receivable from Awilco Drilling plc, a U.K. company listed on the Oslo Stock Exchange.  The notes receivable were originally accepted in exchange for, and were secured by, two drilling units.  At March 31, 2014, the aggregate carrying amount of the notes receivable was $92 million.  In April 2014, Awilco repaid the notes, and we received cash proceeds of $98 million as prepayment of the aggregate principal outstanding.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.9 billion at an exchange rate as of the close of trading on April 29, 2014 of $1.00 to CHF 0.89.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for a further three-year repurchase period through May 23, 2016.  In the year ended December 31, 2013, we did not purchase shares under our share repurchase program.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of April 29, 2014, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of March 31, 2014, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013, except as noted below.

	For the twelve months ending March 31,
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(in millions)
Contractual obligations
Purchase obligations	$5,240	$1,283	$2,625	$1,332	$—

     As of March 31, 2014, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $491 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above. See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

In April 2014, we contributed $40 million to our U.S. defined benefit pension plans in anticipation of future funding requirements.  For the year ending December 31, 2014, the funding requirement for our non-U.S. defined benefit plans is approximately $36 million.

Other commercial commitments—As of March 31, 2014, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013.

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

In April 2014, we entered into additional interest rate swaps with an aggregate notional amount of $300 million, which are designated and qualify as a fair value hedge, to reduce our exposure to changes in the fair value of the 6.5% Senior Notes due November 2020.  In April 2014, we entered into additional interest rate swaps with an aggregate notional amount of $450 million, which are designated and qualify as a fair value hedge, to reduce our exposure to changes in the fair value of the 6.0% Senior Notes due March 2018.

Contingencies

Except as noted in this report, including in our Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies and in Note 6—Income Taxes, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2013.  As of March 31, 2014, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We can provide no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates

Macondo well incident

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

We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At March 31, 2014 and December 31, 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $467 million and $464 million, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  At March 31, 2014 and December 31, 2013, the insurance recoverable asset was $10 million, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

On January 10, 2014, another panel of the Fifth Circuit Court of Appeals affirmed the MDL Court’s final approval of the BP/PSC Settlement.  Thereafter, BP and certain plaintiffs who objected to the settlement filed petitions seeking en banc review by the entire Fifth Circuit of the legal validity of the BP/PSC Settlement.  The PSC moved to dismiss BP’s petition for rehearing for lack of jurisdiction, and on February 20, 2014, the Fifth Circuit granted that motion and dismissed BP’s petition for rehearing.  The petitions for rehearing en banc filed by the objectors to the settlement remain pending.  The PSC filed its response to these petitions for rehearing on February 6, 2014.

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

See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

Insurance matters

Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of May 1, 2014, the insured value of our drilling rig fleet was approximately $27.9 billion, excluding our rigs under construction.

We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.

Hull and machinery coverage—At May 1, 2014, under the hull and machinery program, we generally maintain a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also have coverage for an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate damage to a rig and wreck removal.  Any excess wreck removal costs are generally covered to the extent of our remaining excess liability coverage.

Excess liability coverage—At May 1, 2014, we carry excess liability coverage of $700 million in the commercial market excluding deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage has (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we have retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retain the risk for any liability losses in excess of $750 million.

Other insurance coverage—At May 1, 2014, we also carry $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

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

In December 2013, the U.K. Treasury released draft proposals that would cap the amount a U.K.-based contractor would be able to claim as a deductible expense for charter payments made to related companies.  A ring fence was also proposed to ensure that the profits from activities in relation to the chartering of rigs from affiliates are not reduced by tax relief from any unconnected activities.  We expect the U.K. will enact this proposal into law in the third quarter of 2014.  The U.K.’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the three months ended March 31, 2014, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements in this quarterly report on Form 10-Q and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk primarily associated with our restricted cash investments, our long-term and short-term debt and our derivative instruments.  For our restricted cash investments and debt instruments, the following table presents the principal cash flows and related weighted-average interest rates by contractual maturity date.  For our derivative instruments, the following table presents the notional amounts and weighted-average interest rates by contractual maturity dates.  The information is stated in U.S dollar equivalents.  The instruments are denominated in either U.S. dollars or Norwegian kroner, as indicated.  The following table presents information for the twelve-month periods ending March 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$142	$142	$142	$105	$—	$—	$531	$554
Average interest rate	4.15%	4.15%	4.15%	4.15%	—%	—%

Debt
Fixed rate (USD)	$20	$1,124	$1,026	$1,778	$277	$5,710	$9,935	$10,914
Average interest rate	7.76%	5.01%	5.12%	4.55%	7.42%	6.49%
Fixed rate (NOK)	$142	$142	$142	$105	$—	$—	$531	$554
Average interest rate	4.15%	4.15%	4.15%	4.15%	—%	—%

Interest rate swaps
Fixed to variable (USD)	$—	$—	$—	$300	$—	$—	$300	$144
Average pay rate	—%	—%	—%	4.79%	—%	—%
Average receive rate	—%	—%	—%	6.00%	—%	—%
__________________________________
(a)	Expected maturity amounts are based on the face value of debt.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk. See Notes to Condensed Consolidated Financial Statements—Note 11—Derivatives and Hedging.

Interest rate risk

At March 31, 2014 and December 31, 2013, the face value of our variable-rate debt was approximately $300 million and $163 million, which represented three percent and two percent of the face value of our total debt, respectively, after the effect of our hedging activities.  At March 31, 2014, we were exposed to the variable interest rates associated with our interest rate swaps.  At December 31, 2013, we were exposed to the variable interest rates associated with borrowings under the ADDCL Credit Facilities.  Based upon variable-rate debt amounts outstanding as of March 31, 2014 and December 31, 2013, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $3 million and $2 million, respectively.

In April 2014, we entered into additional interest rate swaps with an aggregate notional amount of $750 million, which increased our exposure to variable interest rates.  See “Liquidity and Capital Resources—Derivative Instruments.”

Currency exchange rate risk

We are exposed to currency exchange rate risk associated with our international operations.  For a discussion of our currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to these previously reported matters during the three months ended March 31, 2014.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a-15 and 15d-15, were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.	Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2013.  We are also involved in various tax matters as described in “Part II. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2013.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2014, we were also involved in a number of other lawsuits and other matters which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2014	2,174	$48.50	—	$3,693
February 2014	183	42.26	—	3,693
March 2014	6,047	42.29	—	3,693
Total	8,404	$43.90	—	$3,693
__________________________________
(1)
Total number of shares purchased in the first quarter of 2014 consists of 8,404 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.9 billion at an exchange rate as of March 31, 2014 of USD 1.00 to CHF 0.89.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for a further three-year repurchase period through May 23, 2016.  We may decide, based upon our ongoing capital requirements, our program of distributions to our shareholders, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through March 31, 2014, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million, equivalent to an average cost of $83.74 per share.  See “—Sources and uses of liquidity.”

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

*10.1
Second Amendment to Employment Agreement with Allen M. Katz effective as of January 1, 2014 (incorporated by reference to Exhibit 10.54 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2013)

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

†           Filed herewith.
    *        Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 7, 2014.

TRANSOCEAN LTD.

By:   /s/ Esa Ikäheimonen
Esa Ikäheimonen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ David Tonnel
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)