Form 10-Q
period 2014-06-30
Transocean Ltd.
filed 2014-08-06
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer (do not check if a smaller reporting company) ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑

As of July 29, 2014, 362,189,149 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2014

Index

PART I.               FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Operating revenues
Contract drilling revenues	$2,278	$2,321	$4,570	$4,466
Other revenues	50	43	97	82
	2,328	2,364	4,667	4,548
Costs and expenses
Operating and maintenance	1,213	1,357	2,482	2,716
Depreciation	288	286	561	561
General and administrative	63	77	120	144
	1,564	1,720	3,163	3,421
Loss on impairment	—	(37)	(65)	(37)
Gain (loss) on disposal of assets, net	1	(2)	(2)	(9)
Operating income	765	605	1,437	1,081

Other income (expense), net
Interest income	15	11	25	28
Interest expense, net of amounts capitalized	(112)	(146)	(238)	(303)
Other, net	8	(16)	6	(17)
	(89)	(151)	(207)	(292)
Income from continuing operations before income tax expense	676	454	1,230	789
Income tax expense	72	132	152	151
Income from continuing operations	604	322	1,078	638
Loss from discontinued operations, net of tax	(7)	(11)	(15)	(14)

Net income	597	311	1,063	624
Net income (loss) attributable to noncontrolling interest	10	4	20	(4)
Net income attributable to controlling interest	$587	$307	$1,043	$628

Earnings (loss) per share-basic
Earnings from continuing operations	$1.63	$0.87	$2.90	$1.77
Loss from discontinued operations	(0.02)	(0.03)	(0.04)	(0.04)
Earnings per share	$1.61	$0.84	$2.86	$1.73

Earnings (loss) per share-diluted
Earnings from continuing operations	$1.63	$0.87	$2.90	$1.77
Loss from discontinued operations	(0.02)	(0.03)	(0.04)	(0.04)
Earnings per share	$1.61	$0.84	$2.86	$1.73

Weighted-average shares outstanding
Basic	362	360	362	360
Diluted	362	360	362	360

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$597	$311	$1,063	$624
Net income (loss) attributable to noncontrolling interest	10	4	20	(4)
Net income attributable to controlling interest	587	307	1,043	628

Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	78	83	73	48
Loss on derivative instruments	—	—	—	(5)

Reclassifications to net income
Components of net periodic benefit costs	—	13	6	27
(Gain) loss on derivative instruments	—	11	(2)	18

Other comprehensive income before income taxes	78	107	77	88
Income taxes related to other comprehensive loss	(3)	(1)	(3)	—

Other comprehensive income	75	106	74	88
Other comprehensive income attributable to noncontrolling interest	—	—	—	1
Other comprehensive income attributable to controlling interest	75	106	74	87

Total comprehensive income	672	417	1,137	712
Total comprehensive income (loss) attributable to noncontrolling interest	10	4	20	(3)
Total comprehensive income attributable to controlling interest	$662	$413	$1,117	$715

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$2,117	$3,243
Accounts receivable, net of allowance for doubtful accounts of $14 at June 30, 2014 and December 31, 2013	2,214	2,162
Materials and supplies, net of allowance for obsolescence of $91 and $80 at June 30, 2014 and December 31, 2013, respectively	818	737
Assets held for sale	150	148
Deferred income taxes, net	162	151
Other current assets	299	331
Total current assets	5,760	6,772

Property and equipment	30,550	29,518
Less accumulated depreciation	(8,169)	(7,811)
Property and equipment, net	22,381	21,707
Goodwill	2,987	2,987
Other assets	939	1,080
Total assets	$32,067	$32,546

Liabilities and equity
Accounts payable	$764	$1,106
Accrued income taxes	83	53
Debt due within one year	159	323
Other current liabilities	2,391	2,072
Total current liabilities	3,397	3,554

Long-term debt	10,298	10,379
Deferred income taxes, net	357	374
Other long-term liabilities	1,236	1,554
Total long-term liabilities	11,891	12,307

Commitments and contingencies
Redeemable noncontrolling interest	4	—

Shares, CHF 15.00 par value, 396,260,487 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 362,144,405 outstanding at June 30, 2014 and 373,830,649 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 360,764,100 outstanding at December 31, 2013	5,167	5,147
Additional paid-in capital	5,720	6,784
Treasury shares, at cost, 2,863,267 held at June 30, 2014 and December 31, 2013	(240)	(240)
Retained earnings	6,305	5,262
Accumulated other comprehensive loss	(188)	(262)
Total controlling interest shareholders’ equity	16,764	16,691
Noncontrolling interest	11	(6)
Total equity	16,775	16,685
Total liabilities and equity	$32,067	$32,546

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	Shares		Amount
Shares
Balance, beginning of period	361	360	$5,147	$5,130
Issuance of shares under share-based compensation plans	1	—	20	12
Balance, end of period	362	360	$5,167	$5,142
Additional paid-in capital
Balance, beginning of period			$6,784	$7,521
Share-based compensation			51	49
Issuance of shares under share-based compensation plans			(19)	(25)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(1,088)	(808)
Other, net			(8)	(6)
Balance, end of period			$5,720	$6,731
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$5,262	$3,855
Net income attributable to controlling interest			1,043	628
Balance, end of period			$6,305	$4,483
Accumulated other comprehensive loss
Balance, beginning of period			$(262)	$(521)
Other comprehensive income attributable to controlling interest			74	87
Balance, end of period			$(188)	$(434)
Total controlling interest shareholders’ equity
Balance, beginning of period			$16,691	$15,745
Total comprehensive income attributable to controlling interest			1,117	715
Share-based compensation			51	49
Issuance of shares under share-based compensation plans			1	(13)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(1,088)	(808)
Other, net			(8)	(6)
Balance, end of period			$16,764	$15,682
Noncontrolling interest
Balance, beginning of period			$(6)	$(15)
Total comprehensive income (loss) attributable to noncontrolling interest			17	(3)
Balance, end of period			$11	$(18)
Total equity
Balance, beginning of period			$16,685	$15,730
Total comprehensive income			1,134	712
Share-based compensation			51	49
Issuance of shares under share-based compensation plans			1	(13)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(1,088)	(808)
Other, net			(8)	(6)
Balance, end of period			$16,775	$15,664

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Cash flows from operating activities
Net income	$597	$311	$1,063	$624
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(4)	(7)	(8)	(16)
Depreciation	288	286	561	561
Share-based compensation expense	23	28	51	49
Loss on impairment	—	37	65	37
(Gain) loss on disposal of assets, net	(1)	2	2	9
(Gain) loss on disposal of assets in discontinued operations, net	—	(3)	10	(18)
Deferred income taxes	(25)	(8)	(40)	(36)
Other, net	5	35	17	50
Changes in deferred revenue, net	96	(29)	70	(35)
Changes in deferred costs, net	(18)	(9)	20	8
Changes in operating assets and liabilities	(325)	(227)	(1,039)	(711)
Net cash provided by operating activities	636	416	772	522

Cash flows from investing activities
Capital expenditures	(351)	(352)	(1,482)	(840)
Proceeds from disposal of assets, net	10	3	101	4
Proceeds from disposal of assets in discontinued operations, net	22	—	36	63
Proceeds from repayment of notes receivable	98	3	101	11
Proceeds from sale of preference shares	—	185	—	185
Other, net	—	—	(15)	1
Net cash used in investing activities	(221)	(161)	(1,259)	(576)

Cash flows from financing activities
Repayments of debt	(6)	(406)	(243)	(1,596)
Proceeds from restricted cash investments	—	78	107	206
Deposits to restricted cash investments	—	(45)	(20)	(104)
Distribution of qualifying additional paid-in capital	(272)	(202)	(474)	(202)
Other, net	(7)	(12)	(9)	(27)
Net cash used in financing activities	(285)	(587)	(639)	(1,723)

Net increase (decrease) in cash and cash equivalents	130	(332)	(1,126)	(1,777)
Cash and cash equivalents at beginning of period	1,987	3,689	3,243	5,134
Cash and cash equivalents at end of period	$2,117	$3,357	$2,117	$3,357

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At June 30, 2014, we owned or had partial ownership interests in and operated 77 mobile offshore drilling units associated with our continuing operations.  At June 30, 2014, our fleet consisted of 46 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 21 Midwater Floaters, and 10 High-Specification Jackups.  At June 30, 2014, we also had nine Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.  See Note 9—Drilling Fleet.

In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of Applied Drilling Technology International Limited (“ADTI”), a United Kingdom (“U.K.”) company, which performs drilling management services in the North Sea.  See Note 7—Discontinued Operations.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 included in our annual report on Form 10-K filed on February 27, 2014.

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

Share-based compensation—In the three and six months ended June 30, 2014, we recognized share-based compensation expense of $23 million and $51 million, respectively.  In the three and six months ended June 30, 2013, we recognized share-based compensation expense of $28 million and $49 million, respectively.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three and six months ended June 30, 2014, we capitalized interest costs on construction work in progress of $42 million and $76 million, respectively.  In the three and six months ended June 30, 2013, we capitalized interest costs on construction work in progress of $16 million and $37 million, respectively.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

Note 3—New Accounting Pronouncements

Recently adopted accounting standards

Income taxes—Effective January 1, 2014, we adopted the accounting standards update that requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if net settlement is required or expected.  The update is effective for interim and annual periods beginning on or after December 15, 2013.  Our adoption did not have a material effect on our condensed consolidated balance sheets or the disclosures contained in our notes to condensed consolidated financial statements.

Recently issued accounting standards

Presentation of financial statements—Effective January 1, 2015, we will adopt the accounting standards update that changes the criteria for reporting discontinued operations.  The update expands the disclosures for discontinued operations and requires new disclosures related to the disposal of individually significant components of an entity that do not qualify for discontinued operations.  The update is effective for interim and annual periods beginning on or after December 15, 2014.  We do not expect that our adoption will have a material effect on our condensed consolidated balance sheets or the disclosures contained in our notes to condensed consolidated financial statements.

Revenue from contracts with customers—Effective January 1, 2017, we will adopt the new accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update is effective for interim and annual periods beginning on or after December 15, 2016.  We are evaluating the requirements to determine the effect such requirements may have on our revenue recognition policies.

Note 4—Variable Interest Entities

Consolidated variable interest entities— Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, and Transocean Drilling Services Offshore Inc. (“TDSOI”), a consolidated British Virgin Islands company, are variable interest entities for which we are the primary beneficiary.  Accordingly, we consolidate the operating results, assets and liabilities of ADDCL and TDSOI.

The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	June 30, 2014	December 31, 2013
Assets	$1,254	$1,280
Liabilities	88	261
Net carrying amount	$1,166	$1,019

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 5—Impairments

Assets held for sale—In the six months ended June 30, 2014, we recognized an aggregate loss of $65 million ($0.19 per diluted share), which had no tax effect, associated with the impairment of the Midwater Floater Sedneth 701 and the High-Specification Jackup GSF Magellan, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding sale and purchase agreement for the drilling unit and related equipment or indicative market values for the drilling unit and related equipment to be sold for scrap value.

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

In the six months ended June 30, 2014 and 2013, our estimated annual effective tax rates were 13.8 percent and 21.7 percent, respectively.  These rates were based on estimated annual income before income taxes for each period after adjusting for various discrete items, including certain immaterial adjustments to prior period tax expense.  See Note 17—Subsequent Events.

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	June 30, 2014	December 31, 2013
Unrecognized tax benefits, excluding interest and penalties	$330	$326
Interest and penalties	169	176
Unrecognized tax benefits, including interest and penalties	$499	$502

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

U.S. tax investigations—During the six months ended June 30, 2014, we received an assessment from the U.S. tax authorities related to our 2010 and 2011 U.S. federal income tax returns.  The significant issue raised in the assessment relates to transfer pricing for certain charters of drilling rigs between our subsidiaries.  This issue, if successfully challenged, would result in net adjustments of approximately $290 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2011 could increase substantially, and could have a material adverse effect on our consolidated results of operations or cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims to the contrary.

Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments as follows: (a) NOK 684 million, equivalent to approximately $114 million, plus interest, related to the migration of our subsidiary that was previously subject to tax in Norway, (b) NOK 412 million, equivalent to approximately $69 million, plus interest, related to a 2001 dividend payment and (c) NOK 43 million, equivalent to approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  We provided a parent company guarantee in the amount of NOK 699 million, equivalent to approximately $117 million with respect to one of these tax disputes.  In November 2012, the Norwegian district court in Oslo heard the civil tax case regarding the disputed tax assessment of NOK 684 million related to the migration of our subsidiary.  On March 1, 2013, the Norwegian district court in Oslo overturned the initial civil tax assessment and ruled in our favor, and the tax authorities filed an appeal.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment of NOK 412 million, equivalent to approximately $69 million, but waived all penalties and interest.  We intend to file an appeal and to take other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.

In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of NOK 1.8 billion, equivalent to approximately $300 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  The criminal trial commenced in December 2012.  In May 2013, the Norwegian authorities dropped the financial claim of NOK 1.8 billion against one of our subsidiaries and the criminal case related to the migration case of another subsidiary.  The criminal trial proceedings ended in September 2013.  The Norwegian authorities subsequently suggested, if we were found guilty, that the court assess criminal penalties of NOK 230 million, equivalent to approximately $38 million, against three of our subsidiaries in addition to any civil tax penalties and the financial claim.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See Note 17—Subsequent Events.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 694 million, equivalent to approximately $315 million, including a 75 percent penalty and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  On May 19, 2014, with respect to our Brazilian income tax returns for the years 2009 and 2010, the Brazilian tax authorities issued an aggregate tax assessment of BRL 121 million, equivalent to approximately $55 million, including a 75 percent penalty and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 7—Discontinued Operations

Summarized results of discontinued operations

The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating revenues	$25	$262	$133	$515
Operating and maintenance expense	(27)	(269)	(131)	(534)
Gain (loss) on disposal of assets in discontinued operations, net	—	3	(10)	18
Loss from discontinued operations before income tax expense	(2)	(4)	(8)	(1)
Income tax expense	(5)	(7)	(7)	(13)
Loss from discontinued operations, net of tax	$(7)	$(11)	$(15)	$(14)

Assets and liabilities of discontinued operations

The carrying amounts of the major classes of assets and liabilities associated with our discontinued operations were classified as follows (in millions):

	June 30,	December 31,
	2014	2013
Assets
Materials and supplies, net	$2	$18
Other related assets	—	1
Assets held for sale	2	19
Other current assets	—	6
Total current assets	$2	$25

Liabilities
Deferred revenues	$—	$8
Other current liabilities	$—	$8

Standard jackup and swamp barge contract drilling services

Overview—In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we committed to a plan to discontinue operations associated with the standard jackup and swamp barge asset groups, components of our contract drilling services operating segment.

Sale transactions with Shelf Drilling—In November 2012, we completed the sale of 38 drilling units to Shelf Drilling Holdings, Ltd. (“Shelf Drilling”).  For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the standard jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we have agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling has agreed to reimburse us for our direct costs and expenses incurred while operating the standard jackups on behalf of Shelf Drilling with certain exceptions.  Amounts due to Shelf Drilling under the operating agreements and transition services agreement may be contractually offset against amounts due from Shelf Drilling.  The costs to us for providing such operating and transition services, including allocated indirect costs, have exceeded the amounts we have received from Shelf Drilling for providing such services.

Under the operating agreements, we agreed to continue to operate these standard jackups on behalf of Shelf Drilling until the earlier of expiration or novation of the underlying drilling contracts by Shelf Drilling.  As of June 30, 2014, we operated two standard jackups under operating agreements with Shelf Drilling, and we expect to complete performing services under such operating agreements before December 31, 2014.  Until the expiration or novation of such drilling contracts, we retain possession of the materials and supplies associated with the standard jackups that we operate under the operating agreements.  In the three and six months ended June 30, 2014, we received cash proceeds of $22 million and $25 million, respectively, and recognized net gains of $1 million and $2 million, respectively, which had no tax effect, associated with the sale of equipment and materials and supplies to Shelf Drilling upon expiration or novation of the drilling contracts.  In the three and six months ended June 30, 2013, we recognized a net gain of $3 million ($0.01 per diluted share), which had no tax effect, associated with the disposal of assets unrelated to rig sales.  At June 30, 2014 and December 31, 2013, the materials and supplies associated with the drilling units that we operated under operating agreements with Shelf Drilling had an aggregate carrying amount of $2 million and $19 million, respectively.  Under a transition services agreement, we provided certain transition services through May 2014.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

For a period through November 2015, we agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.  At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At June 30, 2014 and December 31, 2013, we had $105 million and $104 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 13—Commitments and Contingencies.

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

Disposition—In the six months ended June 30, 2014, we received net cash proceeds of $11 million associated with the sale of the drilling management services business.  In the three and six months ended June 30, 2014, in connection with the sale, we recognized a net loss of $1 million and $12 million ($0.03 per diluted share), respectively, which had no tax effect.  Following the completion of the sale transaction, we agreed to provide a limited guarantee in favor of one customer through completion of the current drilling project, which is expected to occur in the fourth quarter of 2014.  We also agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  We earn interest on the outstanding borrowings at a fixed rate of 8.3 percent per annum, payable quarterly.  At June 30, 2014, ADTI had borrowings of $15 million outstanding under the working capital line of credit, recorded in other assets.

Note 8—Earnings Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Income from continuing operations attributable to controlling interest	$594	$594	$318	$318	$1,058	$1,058	$642	$642
Undistributed earnings allocable to participating securities	(4)	(4)	(3)	(3)	(9)	(9)	(6)	(6)
Income from continuing operations available to shareholders	$590	$590	$315	$315	$1,049	$1,049	$636	$636

Denominator for earnings (loss) per share
Weighted-average shares outstanding	362	362	360	360	362	362	360	360
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	362	362	360	360	362	362	360	360

Per share earnings from continuing operations	$1.63	$1.63	$0.87	$0.87	$2.90	$2.90	$1.77	$1.77

In the three and six months ended June 30, 2014, we excluded 2.9 million and 2.3 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2013, we excluded 2.4 million and 2.3 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 9—Drilling Fleet

Construction work in progress—For the six months ended June 30, 2014 and 2013, the changes in our construction work in progress, including capital expenditures and capitalized interest, were as follows (in millions):

	Six months ended June 30,
	2014	2013
Construction work in progress, at beginning of period	$2,710	$2,010

Newbuild construction program
Transocean Siam Driller (a) (b)	—	74
Transocean Andaman (a) (b)	—	82
Transocean Ao Thai (a) (b)	—	13
Deepwater Asgard (c)	272	24
Deepwater Invictus (c)	477	25
Deepwater Thalassa (d)	58	84
Deepwater Proteus (d)	21	82
Deepwater Conqueror (e)	109	—
Deepwater Pontus (d)	83	4
Deepwater Poseidon (d)	80	3
High-Specification Jackup TBN1 (f)	3	—
High-Specification Jackup TBN2 (f)	2	—
High-Specification Jackup TBN3 (f)	2	—
High-Specification Jackup TBN4 (f)	2	—
Ultra-Deepwater drillship TBN1 (g)	28	—
High-Specification Jackup TBN5 (f)	2	—
Ultra-Deepwater drillship TBN2 (g)	27	—
Other construction projects and capital additions	316	449
Total capital expenditures	1,482	840
Changes in accrued capital expenditures	(76)	(29)

Property and equipment placed into service
Transocean Siam Driller (a) (b)	—	(236)
Transocean Andaman (a) (b)	—	(242)
Other property and equipment	(350)	(506)
Construction work in progress, at end of period	$3,766	$1,837
_____________________________
(a)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project had been completed as of June 30, 2014.

(b)	The High-Specification Jackups Transocean Siam Driller, Transocean Andaman and Transocean Ao Thai commenced operations in March 2013, May 2013 and October 2013, respectively.

(c)
Deepwater Asgard and Deepwater Invictus, two newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the third quarter of 2014.  The total carrying amount included capitalized costs of $272 million, representing the estimated fair value of construction in progress acquired in connection with our acquisition of Aker Drilling ASA in October 2011.

(d)
Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the third quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Dispositions—During the six months ended June 30, 2014, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the High-Specification Jackup GSF Monitor along with related equipment.  In the six months ended June 30, 2014, in connection with the disposal of these assets, we received net cash proceeds of $83 million.  In the three and six months ended June 30, 2014, we received cash proceeds of $9 million and $17 million, respectively, and recognized an aggregate net gain of $1 million and an aggregate net loss of $2 million, respectively, associated with the disposal of assets unrelated to rig sales.  In the three and six months ended June 30, 2013, we received cash proceeds of $3 million and recognized an aggregate net loss of $2 million and $9 million, respectively, associated with the disposal of assets unrelated to rig sales.

During the six months ended June 30, 2014, in connection with our efforts to dispose of non-strategic assets, we committed to plans to sell the Midwater Floater Sedneth 701 and the High-Specification Jackup GSF Magellan, along with related equipment.  At June 30, 2014, in addition to the remaining assets associated with our discontinued operations, the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100, Sedco 703 and Sedneth 701 and the High-Specification Jackup GSF Magellan, along with related equipment, were classified as assets held for sale with an aggregate carrying amount of $148 million.  At December 31, 2013, in addition to the remaining assets associated with our discontinued operations, the Deepwater Floater Sedco 709, the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100 and Sedco 703 and the High-Specification Jackup GSF Monitor along with related equipment, were classified as assets held for sale with an aggregate carrying amount of $129 million.  See Note 5—Impairments and Note 7—Discontinued Operations.

Note 10—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	June 30, 2014	December 31, 2013
4.95% Senior Notes due November 2015 (a)	$1,109	$1,113
5.05% Senior Notes due December 2016 (a)	999	999
2.5% Senior Notes due October 2017 (a)	748	748
ADDCL Credit Facilities due December 2017	—	163
Eksportfinans Loans due January 2018	517	591
6.00% Senior Notes due March 2018 (a)	1,002	998
7.375% Senior Notes due April 2018 (a)	247	247
6.50% Senior Notes due November 2020 (a)	903	900
6.375% Senior Notes due December 2021 (a)	1,199	1,199
3.8% Senior Notes due October 2022 (a)	746	745
7.45% Notes due April 2027 (a)	97	97
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	310	311
Capital lease contract due August 2029	626	637
7.5% Notes due April 2031 (a)	598	598
6.80% Senior Notes due March 2038 (a)	999	999
7.35% Senior Notes due December 2041 (a)	300	300
Total debt	10,457	10,702
Less debt due within one year
ADDCL Credit Facilities due December 2017	—	163
Eksportfinans Loans due January 2018	138	140
Capital lease contract due August 2029	21	20
Total debt due within one year	159	323
Total long-term debt	$10,298	$10,379
_____________________________
(a)
Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the New Five-Year Revolving Credit Facility.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.  See Note 16—Condensed Consolidating Financial Information.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Scheduled maturities—At June 30, 2014, the scheduled maturities of our debt were as follows (in millions):

Twelve months ending June 30,	Total
2015	$159
2016	1,262
2017	1,164
2018	2,130
2019	31
Thereafter	5,703
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,449
Total unamortized discounts, premiums and fair value adjustments, net	8
Total debt	$10,457

New Five-Year Revolving Credit Facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five-year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “New Five-Year Revolving Credit Facility”).  Among other things, the New Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The New Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default, Borrowings are guaranteed by Transocean Ltd. and may be prepaid in whole or in part without premium or penalty.

We may borrow under the New Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “New Five-Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five-Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the New Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At June 30, 2014, based on our Debt Rating on that date, the New Five-Year Revolving Credit Facility Margin was 1.5 percent and the facility fee was 0.225 percent.  At June 30, 2014, we had no borrowings outstanding, we had $20 million in letters of credit issued, and we had $3.0 billion of available borrowing capacity under the New Five-Year Revolving Credit Facility.

Former Five-Year Revolving Credit Facility—We had a $2.0 billion five-year revolving credit facility, established under a bank credit agreement dated November 1, 2011, as amended, that was scheduled to expire on November 1, 2016 (the “Former Five-Year Revolving Credit Facility”).  In June 2014, we replaced the Former Five-Year Revolving Credit Facility with the New Five-Year Revolving Credit Facility.

Former Three-Year Secured Revolving Credit Facility—We had a $900 million three-year secured revolving credit facility, established under a bank credit agreement dated October 25, 2012, that was scheduled to expire on October 25, 2015 (the “Former Three-Year Secured Revolving Credit Facility”).  Borrowings under the Former Three-Year Secured Revolving Credit Facility were secured by the Ultra-Deepwater Floaters Deepwater Champion, Discoverer Americas and Discoverer Inspiration.  At December 31, 2013, the aggregate carrying amount of Deepwater Champion, Discoverer Americas and Discoverer Inspiration was $2.2 billion.  In June 2014, we terminated the Former Three-Year Secured Revolving Credit Facility and the related security agreements.  No borrowings were outstanding under the Former Three-Year Secured Revolving Credit Facility at the time of its termination.  In the three and six months ended June 30, 2014, we recognized a loss of $4 million associated with the early termination of the Former Three-Year Secured Revolving Credit Facility.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Eksportfinans Loans—We have borrowings under the Loan Agreement dated September 12, 2008 and the Loan Agreement dated November 18, 2008 (together, the “Eksportfinans Loans”).  At June 30, 2014 and December 31, 2013, aggregate borrowings of NOK 3.2 billion and NOK 3.6 billion, equivalent to approximately $519 million and $594 million, respectively, were outstanding under the Eksportfinans Loans.

The Eksportfinans Loans require collateral to be held by a financial institution through expiration (the “Aker Restricted Cash Investments”).  At June 30, 2014 and December 31, 2013, the aggregate principal amount of the Aker Restricted Cash Investments was NOK 3.2 billion and NOK 3.6 billion, equivalent to approximately $519 million and $594 million, respectively.

Note 11—Derivatives and Hedging

Derivatives designated as hedging instruments—During the six months ended June 30, 2014, we entered into interest rate swaps, which are designated and qualify as a fair value hedge, to reduce our exposure to changes in the fair value of the 6.0% Senior Notes due March 2018 and the 6.5% Senior Notes due November 2020.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset the changes in the fair value of the hedged fixed-rate notes.

At June 30, 2014, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount	Fixed or variable rate	Weighted average rate
Interest rate swaps, fair value hedge	$1,050	Variable	4.71%	$1,050	Fixed	6.14%

At June 30, 2014, our derivatives designated as hedging instruments had an aggregate carrying amount of $6 million, measured at fair value, recorded in other assets.

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

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended June 30, 2014				Three months ended June 30, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$10	$7	$—	$17	$15	$7	$—	$22
Interest cost	17	8	—	25	16	5	—	21
Expected return on plan assets	(18)	(8)	—	(26)	(17)	(5)	—	(22)
Settlements and curtailments	(6)	1	—	(5)	1	—	—	1
Actuarial losses, net	5	1	—	6	13	1	—	14
Prior service cost, net	(1)	—	—	(1)	(1)	—	—	(1)
Net periodic benefit costs	$7	$9	$—	$16	$27	$8	$—	$35

Funding contributions	$41	$14	$—	$55	$59	$3	$—	$62

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Six months ended June 30, 2014				Six months ended June 30, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$21	$15	$—	$36	$29	$14	$—	$43
Interest cost	34	14	1	49	31	11	1	43
Expected return on plan assets	(37)	(15)	—	(52)	(34)	(11)	—	(45)
Settlements and curtailments	(6)	1	—	(5)	1	—	—	1
Actuarial losses, net	10	2	—	12	26	2	—	28
Prior service cost, net	(1)	—	—	(1)	(1)	—	—	(1)
Net periodic benefit costs	$21	$17	$1	$39	$52	$16	$1	$69

Funding contributions	$42	$23	$—	$65	$60	$20	$1	$81

In June 2014, we committed to freeze benefits and, as a result, remeasured the funded status of our qualified defined benefit pension plan in the U.S., which covers substantially all U.S. employees, and one of our unfunded supplemental benefit plans.  We also committed to enhance the benefits under our defined contribution plan in the U.S.  These amendments will be effective as of January 1, 2015.  As a result, in the three and six months ended June 30, 2014, we reduced the aggregate liability by $78 million and $73 million, respectively, with a corresponding entry to accumulated other comprehensive loss.  As of June 30, 2014 and December 31, 2013, our defined benefit pension and other post retirement plans had an aggregate liability of $305 million and $417 million, respectively, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.

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

In the six months ended June 30, 2014, we made an aggregate cash payment of $60 million in satisfaction of amounts due under the Plea Agreement, including $53 million to the National Fish and Wildlife Foundation and $7 million to the National Academy of Sciences.  In the three and six months ended June 30, 2013, we made an aggregate cash payment of $160 million in satisfaction of amounts due under the Plea Agreement, including $100 million for the payment of the criminal fine, $58 million for the initial payment to the National Fish and Wildlife Foundation and $2 million for the initial payment to the National Academy of Sciences.

In the six months ended June 30, 2014 and 2013, we paid $412 million and $404 million, including interest, in satisfaction of amounts due under the Consent Decree.

At June 30, 2014, the aggregate future payments required under our outstanding settlement obligations under the Plea Agreement and the Consent Decree, excluding interest, were as follows (in millions):

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

Index

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

The Consent Decree also provides for the appointment of (i) an independent auditor to review, audit and report on our compliance with the injunctive provisions of the Consent Decree and (ii) an independent process safety consultant to review, report on and assist with respect to the process safety aspects of the Consent Decree, including operational risk identification and risk management.  The Consent Decree requires certain plans, reports and submissions be made and be acceptable to the U.S. and also requires certain publicly available filings.  On March 31, 2014, the DOJ approved the appointment of Labyrinth Group to act as the independent auditor.  On May 12, 2014, the DOJ approved the appointment of Mr. Malcolm Sharples as the independent process safety consultant.

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

We may request termination of the Consent Decree after we have: (i) completed timely the civil penalty payment requirements of the Consent Decree; (ii) operated under a fully approved Performance Plan required under the Consent Decree through a five-year performance period ending January 2, 2019; (iii) complied with the terms of the Performance Plan and certain provisions of the Consent Decree, generally relating to a framework and outline of measures to improve performance, for at least 12 consecutive months prior to seeking termination; and (iv) complied with the other requirements of the Consent Decree, including payment of any stipulated penalties and compliant reporting.

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

Macondo well incident contingencies

Overview—We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2014 and December 31, 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $432 million and $464 million, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We have also recognized an asset associated with the portion of our estimated losses that we believe is probable of recovery from insurance.  At June 30, 2014 and December 31, 2013, the insurance recoverable asset was $10 million, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC.  Various parties who objected to the BP/PSC Settlement have filed appeals in the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) challenging the MDL Court’s final approval of the BP/PSC Settlement.  BP filed appeals in the Fifth Circuit challenging the manner in which the BP/PSC Settlement has been interpreted by the MDL Court with respect to business economic loss claims (“BEL Claims”).  In these appeals, BP argued that, if the MDL Court’s interpretation of the settlement with respect to BEL Claims was not overturned, the entire BP/PSC Settlement was invalid and should not have been approved.  On October 2, 2013, a panel of the Fifth Circuit issued an opinion questioning the manner in which the settlement had been interpreted with respect to BEL Claims.  On December 24, 2013, the MDL Court issued an order (the “BEL Order”) regarding the BEL Claims in which it ruled that (a) variable profits should be determined under the settlement agreement by matching revenue with corresponding expenses; (b) BP was judicially estopped from arguing that claimants were required to submit evidence to prove causation; and (c) as construed by the court, the settlement was consistent with Article III of the U.S. Constitution, Rule 23, and the U.S. Rules Enabling Act.  BP appealed the BEL Order, but on March 3, 2014, the same panel of the Fifth Circuit affirmed the MDL Court’s ruling that claimants were not required to submit evidence of causation.

On January 10, 2014, another panel of the Fifth Circuit affirmed the MDL Court’s final approval of the BP/PSC Settlement.  Thereafter, BP and certain plaintiffs who objected to the settlement filed petitions seeking review by the entire Fifth Circuit of the legal validity of the BP/PSC Settlement.  On May 20, 2014, the Fifth Circuit denied BP’s petitions.  On May 21, 2014, BP filed a motion with the Fifth Circuit to stay the mandate and stop further payments of BEL Claims pending the filing and disposition of a petition for writ of certiorari to the U.S. Supreme Court.  On May 27, 2014, the Fifth Circuit denied BP’s application.  BP then appealed to the U.S. Supreme Court for a stay, but on June 9, 2014, the U.S. Supreme Court denied BP’s application.

In December 2012, in response to the BP/PSC Settlement, we filed three motions seeking partial summary judgment on various claims, including punitive damages claims.  If successful, these motions would eliminate or reduce our exposure to punitive damages.  The MDL Court has not ruled on these motions.

In May 2013, we filed a motion seeking partial summary judgment on claims asserted by BP against us seeking damages from loss of the well and for source-control and cleanup costs (the “Direct Damages” claims).  The Direct Damages claims are included in the claims BP assigned to the economic and property damages settlement class.  The motion argues that BP released the Direct Damages claims in its contract with us and that the release is enforceable even if we are found grossly negligent.  Some courts have held that such agreements will not be enforced if the defendant is found grossly negligent.  The MDL Court has not yet ruled on this motion.

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

The second phase of the trial began on September 30, 2013 and concluded on October 17, 2013.  This phase addressed BP’s conduct related to stopping the release of hydrocarbons after April 22, 2010 and quantification of the amount of oil discharged.  In light of BP’s criminal plea agreement with the DOJ acknowledging that it provided the government with false or misleading information throughout the spill response, we argued at trial that BP’s fraud delayed the final capping of the well and that we should not be liable for damages resulting from this delay.  On December 20, 2013, the parties filed post-trial briefs and proposed findings of fact and conclusions of law, and on January 24, 2014, the parties filed response briefs.  The MDL Court has not yet ruled on the issues tried in the second phase of the trial.

We can provide no assurances as to the outcome of the trial, as to the timing of any phase of trial or any rulings, that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.

Litigation—As of June 30, 2014, approximately 1,414 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of June 30, 2014, we have been named, along with other unaffiliated defendants, in nine complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Nine complaints involve fatalities and 63 complaints seek recovery for bodily injuries.  A number of these lawsuits have been settled.  Per the order of the Multidistrict Litigation Panel (“MDL”), all claims but one have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP, MI-SWACO, Weatherford International Ltd. and Cameron International Corporation (“Cameron”) and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of June 30, 2014, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 962 pending individual complaints as well as 199 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on the OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  No classes have been certified at this time.  Most of these actions have either been transferred to or are the subject of motions to transfer to the MDL.  See “—Contractual indemnity.”

Cross-claims, counter-claims, and third-party claims—In April 2011, several defendants in the MDL litigation filed cross-claims or third-party claims against us and certain of our subsidiaries, and other defendants.  BP filed a claim seeking contribution under the OPA and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  Through these claims, BP sought to recover from us damages it has paid or may pay arising from the Macondo well incident.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owned a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owns a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron, the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  As part of the BP/PSC Settlement, one or more of these claims against us and certain of our subsidiaries have been assigned to the PSC settlement class.  Halliburton Company (“Halliburton”), which provided cementing and mud-logging services to the operator, filed a claim against us seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims against us for indemnity and contribution.

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

Federal securities claims—On September 30, 2010, a federal securities proposed class action was filed in the U.S. District Court, Southern District of New York, naming us and former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement related to our shareholder meeting in connection with our merger with the acquired company violated Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claimed that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys’ fees on behalf of itself and the proposed class members.  In connection with that action, we were obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  On October 4, 2012, the court denied our motion to dismiss the action.  On June 27, 2013, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) ruled in the unrelated action on an issue that could be relevant to the disposition of this case in a manner that supported our position that the plaintiff’s existing claims alleged in the action are time-barred.  On August 30, 2013, we filed a motion to dismiss on the ground that the claims are time-barred, citing the ruling of the Second Circuit.  On September 20, 2013, plaintiffs filed an opposition to our motion to dismiss and on September 24, 2013, we filed a reply to that opposition.  On March 11, 2014, the court granted the defendants’ motion and dismissed the claims as time-barred.  On March 13, 2014, judgment was entered and the case was closed.  On March 19, 2014, plaintiffs filed a notice of appeal to the Second Circuit.  On April 23, 2014, the Second Circuit granted plaintiff’s motion to stay pending the U.S. Supreme Court’s decision in Public Employees Retirement System of Mississippi v. IndyMac MBS Inc., in which certiorari was granted at 134 S. Ct. 1515 (2014).

Other federal statutes—Several of the claimants have made assertions under the statutes, including the CWA, the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Air Act, the CERCLA and the EPCRA.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed in the state district court in Texas by our shareholders naming us as a nominal defendant and certain of our current and former officers and directors as defendants.  These cases allege breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking to recover, on behalf of us, damages to Transocean Ltd. and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Any recovery of the damages or disgorgement by the plaintiffs in these actions would be paid to us.  If the plaintiffs prevail, we could be required to pay plaintiffs’ attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  The two actions have been consolidated before a single judge.  In August 2012, the defendants filed a motion to dismiss the complaint on the grounds that the actions must be maintained in the courts of Switzerland and that the plaintiffs lack standing to assert the claims alleged.  In December 2012, in response to defendants' motion to dismiss for lack of standing, the plaintiffs dismissed their action without prejudice.  In January 2013, one of the plaintiffs re-filed a previously dismissed complaint seeking to recover damages to Transocean Ltd. and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Certain defendants filed a motion to dismiss the re-filed complaint in March 2013 on the ground that the action must be maintained in the courts of Switzerland.  On July 30, 2013, the court granted the motion to dismiss.  On August 29, 2013, the state district court of Texas dismissed the action in its entirety as to all defendants.  Plaintiffs filed an appeal in the First Court of Appeals in Texas on September 6, 2013 and filed a brief in support of their appeal on November 27, 2013.  On February 10, 2014, the defendants filed a response to the appeal, and on March 3, 2014, the plaintiffs filed a reply.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

On January 9, 2012, we filed our opposition to the motion and filed a cross-motion for partial summary judgment seeking a ruling that we are not liable for the subsurface discharge of hydrocarbons.  On February 22, 2012, the MDL Court ruled that we are not liable as a responsible party for damages under OPA with respect to the below surface discharges from the Macondo well.  The MDL Court did not rule on whether we could be liable for removal costs to the U.S. or any state or local government as an operator of the Macondo well.  The court also ruled that the below surface discharge was discharged from the well facility, and not from the Deepwater Horizon vessel, within the meaning of the CWA, and that we, therefore, are not liable for such discharges as an owner of the vessel under the CWA.  However, the MDL Court ruled that the issue of whether we could be held liable for such discharge under the CWA as an operator of the well facility could not be resolved on summary judgment.  We subsequently entered into an agreement with the DOJ regarding liability to the U.S. with respect to its CWA claim through the Consent Decree.  The Consent Decree did not resolve the rights of the U.S. with respect to certain liabilities under OPA for removal costs or resulting from NRDA.  In August and September 2012, Anadarko and BP filed appeals to the Fifth Circuit, in which they argue that, under the CWA, the below-surface discharge was discharged from the vessel, not from the well facility.  On June 4, 2014, the Fifth Circuit affirmed the ruling of the MDL Court that BP and Anadarko are liable for civil penalties under the CWA.  The opinion did not address whether we could be considered the operator of the well for purposes of penalties under the CWA.  As a result of our Consent Decree agreement, the outcome of this appeal does not affect our CWA civil penalty liability for the Macondo well incident.  See “—Macondo well incident settlement obligations.”

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

The Mexican States’ OPA claims were subsequently dismissed for failure to demonstrate that recovery under OPA was authorized by treaty or executive agreement.  However, the Court preserved some of the Mexican States’ negligence and gross negligence claims, but only to the extent there has been a physical injury to a proprietary interest.  On September 6, 2013, the MDL Court ruled that the Federal Government of Mexico rather than the Mexican States had the proprietary interest in the property and natural resources allegedly injured by the spill and, on that basis, dismissed the remaining claims of the Mexican States.  The Mexican States have appealed to the Fifth Circuit and briefing is scheduled to be completed as of July 28, 2014.  Oral argument has not yet been scheduled.  The claims of the Federal Government of Mexico remain pending.  On September 18, 2013, the Mexican State of Yucatan filed a suit similar to those filed by the other Mexican States.

Index

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

On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims.  The court ruled that state law, both statutory and common law, is inapplicable to the Macondo well incident.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties.  Certain Louisiana parishes appealed the dismissal of the state law penalty claims.  On February 24, 2014, the Fifth Circuit affirmed the MDL Court’s dismissal of the state law claims.  On May 28, 2014, the parishes filed a petition for writ of certiorari in the U.S. Supreme Court, and the U.S. Supreme Court has not yet acted on the petition.

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

The MDL Court has begun proceeding with respect to Alabama’s compensatory damages claims under OPA and general maritime law.  On January 14, 2014, the MDL Court ordered briefing on BP’s motion to strike Alabama’s demand for a jury trial.  BP filed its motion on February 14, 2014.  We and Halliburton filed briefs in support of the motion.  Alabama opposed the motion and the other Gulf Coast states filed briefs in support of Alabama.  BP filed its reply on March 25, 2014, and Transocean filed a reply memorandum on March 28, 2014.  The MDL Court has not yet ruled on the motion.  The MDL Court has set a schedule for pretrial discovery in the Alabama damages case.  Fact discovery is scheduled to end on January 30, 2015, and expert discovery is scheduled to end on May 29, 2015.  The MDL Court has not yet scheduled a trial date.

Natural Resources Damages Assessments—Under OPA, designated state and federal trustees are authorized to undertake a NRDA to assess potential natural resource injuries resulting from a discharge of oil or the substantial threat of a discharge and response activities and develop and implement a plan for restoration of injured resources, if any.  The trustees will invite responsible parties to participate in and fund such efforts.  As of June 30 , 2014, we have received 11 such requests as follows: (1) on September 27, 2010, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (2) on October 14, 2010 from the U.S. Department of the Interior-Fish and Wildlife Service; (3) on November 19, 2010, from the Louisiana Department of Public Safety and Corrections-Public Safety Services; (4) on December 23, 2011, from the U.S. Department of the Interior-Fish and Wildlife Service; (5) on December 23, 2011, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (6) on May 4, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (7) on July 27, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (8) on September 19, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (9) on September 24, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (10) on October 4, 2012, from the U.S. Department of the Interior-Fish and Wildlife Service; and(11) on July 11, 2013, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration.  We responded to these requests and declined to participate in the funding on the grounds that we are not a responsible party for discharges from the wellhead.  The government is proceeding with the NRDA with funding provided by BP.

Citizen suits under environmental statutes—The Center for Biological Diversity (the “Center”), a private environmental group, sued BP, us and certain of our affiliates under multiple federal environmental statutes seeking monetary penalties and injunctive relief.  The MDL Court dismissed all of the claims, and in January 2013, the Fifth Circuit affirmed that dismissal with one exception—the Fifth Circuit remanded to the district court the Center’s claim for injunctive relief (but not for penalties) based on BP and Transocean’s alleged failure to make certain reports about the constituents of oil spilled into the U.S. Gulf of Mexico as required by federal EPCRA.

On April 15, 2014, BP and we moved for summary judgment.  On the same day, the Center moved for partial summary judgment against BP.  It did not move for partial summary judgment against us, though it purported to reserve its right to do so in the future.  Opposition briefs were filed on May 5, 2014, and reply briefs were filed on May 19, 2014.  The Fifth Circuit has not yet scheduled a hearing date for oral argument or indicated when it will rule on the motions.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our excess liability insurance program.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  In response, our wholly owned captive insurance subsidiary and our first four excess layer insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligations to BP, Anadarko and MOEX.  We are parties to the declaratory judgment actions, which were transferred to the MDL Court for discovery and other purposes.  On November 15, 2011, the MDL Court ruled that BP’s coverage rights are limited to the scope of our indemnification of BP in the drilling contract.  A final judgment was entered against BP, Anadarko and MOEX, and BP appealed.  On March 1, 2013, the Fifth Circuit Court of Appeals issued an opinion reversing the decision of the MDL Court, and holding that BP is an unrestricted additional insured under the policies issued by our wholly owned captive insurance company and the first four excess layer insurers.  We and the insurers filed petitions for rehearing with the Fifth Circuit Court of Appeals.  On August 29, 2013, the Fifth Circuit Court of Appeals issued an opinion withdrawing the March 1, 2013 opinion and certifying certain insurance law questions to the Texas Supreme Court.  On September 6, 2013, the Texas Supreme Court accepted certification of these questions.  The parties’ briefing to the Texas Supreme Court was completed on March 10, 2014.  Oral argument has been scheduled for September 16, 2014.

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

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  The Circuit Courts subsequently dismissed the original 21 multi-plaintiff complaints and required each plaintiff to file a separate lawsuit.  After certain individual claims were dismissed, 593 separate lawsuits remained, each with a single plaintiff.  We have or may have direct or indirect interest in a total of 20 cases in Mississippi.  The complaints generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  With the exception of cases pending in Jones and Jefferson counties, these cases are being governed for discovery and trial setting by a single Case Management Order entered by a Special Master appointed by the court to preside over the cases.  Of the 20 cases in which we have or may have an interest, two have been scheduled for trial.  During the year ended December 31, 2013, one of these two cases was resolved through a negotiated settlement for a nominal sum.  In the other case, we were not named as a direct defendant, but the Special Master granted a Motion for Summary Judgment based on the absence of medical evidence in favor of all defendants.  We have obtained a similar ruling on summary judgment dismissing three additional cases where we were a direct defendant.  The resolution of these five cases leaves 15 remaining lawsuits in Mississippi in which we have or may have an interest.

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

During the year ended December 31, 2013, a group of lawsuits premised on the same allegations as those in Mississippi were filed in Louisiana.  Four of the original cases were dismissed through early motions.  As of June 30, 2014, 20 plaintiffs have claims pending against one or more of our subsidiaries in four different lawsuits in Louisiana.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2014, the subsidiary was a defendant in approximately 851 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 1,672 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990.  Through June 30, 2014, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 412 million, equivalent to approximately $186 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 541 million, equivalent to approximately $244 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 31 million, equivalent to approximately $14 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities is possible.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Nigerian Cabotage Act litigation—In October 2007, three of our subsidiaries were each served a Notice and Demand from the Nigeria Maritime Administration and Safety Agency, imposing a two percent surcharge on the value of all contracts performed by us in Nigeria pursuant to the Coastal and Inland Shipping (Cabotage) Act 2003 (the “Cabotage Act”).  Our subsidiaries each filed an originating summons in the Federal High Court in Lagos challenging the imposition of this surcharge on the basis that the Cabotage Act and associated levy is not applicable to drilling rigs.  The respondents challenged the competence of the suits on several procedural grounds.  The court upheld the objections and dismissed the suits.  In December 2010, our subsidiaries filed a new joint Cabotage Act suit.  The Federal High Court in Lagos has not yet ruled on the matter and has not scheduled a hearing.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Nigerian Industrial Training Fund litigation—Under the Nigerian Industrial Training Fund Act of 2004, as amended (the “Nigerian Act”), Nigerian companies with five or more employees must remit on an annual basis one percent of their payroll to the Industrial Training Fund (the “ITF”) established under the Nigerian Act to be used for the training of Nigerian nationals.  We have not paid this amount on the cost of personnel movement to rigs or the expense of benefits to employees because the term “payroll” was not defined in the Nigerian Act at the relevant time, and we did not believe such costs should be considered “payroll” costs under the relevant legislation.  The ITF brought suit against our now-liquidated subsidiary, Sedco Forex Nigeria Limited in the Lagos Federal High Court (the “Lagos Court”), and on October 28, 2013, the Lagos Court dismissed the lawsuit.  In a related matter, the ITF brought suit against our wholly-owned subsidiary, Transocean Support Services Nigeria Limited (“TSSNL”).  After the Lagos Court dismissed part of this lawsuit due to a lapse in the statute of limitations, the ITF filed a new action and sought to consolidate with the remainder of the first suit.  In October 2013, the ITF also filed a criminal suit against TSSNL and Steven L. Newman, our chief executive officer, for allegedly failing to provide the required training to TSSNL’s employees, and on April 2, 2014, the Lagos Court dismissed the criminal suit.  The Lagos Court has not yet issued a ruling on either the new action or the consolidated action against TSSNL, which are for amounts that are not material to our consolidated statement of financial position, results of operations or cash flows.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Other matters—We are involved in various tax matters, various regulatory matters, and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any tax, regulatory, lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

See Note 17—Subsequent Events.

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

On February 24, 2011, the Housing Authority of the City of Los Angeles (“HACLA”) filed an original complaint against multiple defendants for releases of hazardous substances and other hazardous materials based on prior use of a site it now owns between the late 1930s and 2008.  HACLA seeks recovery for response costs and other damages resulting from the release of those hazardous substances and materials.  On September 20, 2013, one of the third-party defendants filed claims against one of our subsidiaries as a fourth party defendant asserting cost recovery and contribution under CERCLA, contribution pursuant to California Health and Safety Code, equitable contribution and indemnity and declaratory judgment.  Our subsidiary never owned or leased the site, and our subsidiary’s involvement at the site was primarily related to the demolition, excavation and grading of the site between 1979 and 1980.  On May 23, 2014, our subsidiary and its insurer agreed to settle the matter with the third-party defendant, who in return will dismiss our subsidiary from the lawsuit.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Retained risk

Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  At June 30, 2014, the insured value of our drilling rig fleet was approximately $27.9 billion, excluding our rigs under construction.

We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.

Hull and machinery coverage—At June 30, 2014, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also had coverage for an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate rig damage, wreck or debris removal and excess collision liability.  Any excess wreck or debris removal costs and excess collision liability costs are generally covered to the extent of our remaining excess liability coverage.

Excess liability coverage—At June 30, 2014, we carried excess liability coverage of $700 million in the commercial market excluding deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage had (1) separate $10 million per occurrence deductibles on collision liability claims and (2) separate $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retained the risk for any liability losses in excess of $750 million.

Other insurance coverage—At June 30, 2014, we also carried $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

Letters of credit and surety bonds

At June 30, 2014 and December 31, 2013, we had outstanding letters of credit totaling $546 million and $575 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $105 million and $104 million, respectively, that we agreed to maintain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At June 30, 2014 and December 31, 2013, we had outstanding surety bonds totaling $6 million.

Note 14—Shareholders’ Equity

Distributions of qualifying additional paid-in capital—In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  We do not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 18, 2014, we paid the first installment in the aggregate amount of $272 million to shareholders of record as of May 30, 2014.  At June 30, 2014, the aggregate carrying amount of the distribution payable was $816 million.

In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four quarterly installments of $0.56 per outstanding share, subject to certain limitations.  We did not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On March 19, 2014, we paid the final installment in the aggregate amount of $202 million to shareholders of record as of February 21, 2014.  On June 19, 2013, we paid the initial installment in the aggregate amount of $202 million to shareholders of record as of May 31, 2013.

Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At June 30, 2014 and December 31, 2013, our subsidiary held 8.8 million shares and 10.2 million shares, respectively.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, were as follows (in millions):

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(263)	$—	$(263)	$(533)	$(7)	$(540)
Other comprehensive income (loss) before reclassifications	78	—	78	84	(1)	83
Reclassifications to net income	(3)	—	(3)	12	11	23
Other comprehensive income, net	75	—	75	96	10	106
Balance, end of period	$(188)	$—	$(188)	$(437)	$3	$(434)

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(264)	$2	$(262)	$(511)	$(10)	$(521)
Other comprehensive income (loss) before reclassifications	73	—	73	49	(5)	44
Reclassifications to net income	3	(2)	1	25	18	43
Other comprehensive income (loss), net	76	(2)	74	74	13	87
Balance, end of period	$(188)	$—	$(188)	$(437)	$3	$(434)

Significant reclassifications from accumulated other comprehensive income to net income included the following (in millions):

	Statement of operations classification	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Defined benefit pension plans
Actuarial losses		$6	$14	$12	$28
Prior service costs		(1)	(1)	(1)	(1)
Settlements and curtailments		(5)	—	(5)	—
Total amortization, before income taxes	Net periodic benefit costs (a)	—	13	6	27
Income tax benefit	Income tax expense	(3)	(1)	(3)	(2)
Total amortization, net of income taxes		$(3)	$12	$3	$25
_____________________________
(a)
We recognize the amortization of accumulated other comprehensive income components related to defined benefit pension plans in net periodic benefit costs.  In the three and six months ended June 30, 2014, the amortization components of our net periodic benefit costs were less than $1 million and $4 million, recorded in operating and maintenance costs, and less than $1 million and $2 million, recorded in general and administrative costs, respectively.  In the three and six months ended June 30, 2013, the amortization components of our net periodic benefit costs were $10 million and $21 million, recorded in operating and maintenance costs, and $3 million and $6 million, recorded in general and administrative costs, respectively.  See Note 12—Postemployment Benefit Plans.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 15—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$2,117	$2,117	$3,243	$3,243
Notes and other loans receivable	15	15	101	101
Restricted cash investments	526	550	621	649
Long-term debt, including current maturities	10,457	11,682	10,702	11,784
Derivative instruments, assets	6	6	—	—

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At June 30, 2014 and December 31, 2013, the aggregate carrying amount of our cash equivalents was $1.3 billion and $2.3 billion, respectively.

Notes and other loans receivable—We hold certain notes and other loans receivable, which originated in connection with certain asset dispositions and supplier advances.  The carrying amount represents the amortized cost of our investments.   We measured the estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings of the borrowers.  At June 30, 2014, the aggregate carrying amount of our notes receivable and other loans receivable was $15 million, recorded in other assets.  At December 31, 2013, the aggregate carrying amount of our notes receivable and other loans receivable was $101 million, including $6 million and $95 million, recorded in other current assets and other assets, respectively.

Restricted cash investments—The carrying amount of the Eksportfinans Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At June 30, 2014 and December 31, 2013, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $517 million and $591 million, respectively.  At June 30, 2014 and December 31, 2013, the estimated fair value of the Eksportfinans Restricted Cash Investments was $541 million and $619 million, respectively.

The carrying amount of the restricted cash investments for certain contingent obligations approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  At June 30, 2014 and December 31, 2013, the aggregate carrying amount of the restricted cash investments for certain contingent obligations was $9 million and $30 million, respectively.

Debt—We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At June 30, 2014 and December 31, 2013, the aggregate carrying amount of our fixed-rate debt was $10.5 billion.  At June 30, 2014 and December 31, 2013, the aggregate estimated fair value of our fixed-rate debt was $11.7 billion and $11.6 billion, respectively.

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

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

The following tables include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis (in millions):

	Three months ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,333	$(5)	$2,328
Cost and expenses	9	1	1,559	(5)	1,564
Gain on disposal of assets, net	—	—	1	—	1
Operating income (loss)	(9)	(1)	775	—	765

Other income (expense), net
Interest income (expense), net	(16)	(417)	336	—	(97)
Equity in earnings	612	1,019	—	(1,631)	—
Other, net	—	—	8	—	8
	596	602	344	(1,631)	(89)
Income from continuing operations before income tax expense	587	601	1,119	(1,631)	676
Income tax expense	—	—	72	—	72
Income from continuing operations	587	601	1,047	(1,631)	604
Loss from discontinued operations, net of tax	—	(1)	(6)	—	(7)

Net Income	587	600	1,041	(1,631)	597
Net income attributable to noncontrolling interest	—	—	10	—	10
Net income attributable to controlling interest	587	600	1,031	(1,631)	587

Other comprehensive income (loss) before income taxes	14	63	1	—	78
Income taxes related to other comprehensive loss	—	—	(3)	—	(3)
Other comprehensive income (loss), net of income taxes	14	63	(2)	—	75

Total comprehensive income	601	663	1,039	(1,631)	672
Total comprehensive income attributable to noncontrolling interest	—	—	10	—	10
Total comprehensive income attributable to controlling interest	$601	$663	$1,029	$(1,631)	$662

	Three months ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,370	$(6)	$2,364
Cost and expenses	17	1	1,708	(6)	1,720
Loss on impairment	—	—	(37)	—	(37)
Loss on disposal of assets, net	—	—	(2)	—	(2)
Operating income (loss)	(17)	(1)	623	—	605

Other income (expense), net
Interest expense, net	(3)	(129)	(3)	—	(135)
Equity in earnings	327	469	—	(796)	—
Other, net	—	(5)	(11)	—	(16)
	324	335	(14)	(796)	(151)
Income from continuing operations before income tax expense	307	334	609	(796)	454
Income tax expense	—	—	132	—	132
Income from continuing operations	307	334	477	(796)	322
Gain (loss) from discontinued operations, net of tax	—	(25)	14	—	(11)

Net Income	307	309	491	(796)	311
Net income attributable to noncontrolling interest	—	—	4	—	4
Net income attributable to controlling interest	307	309	487	(796)	307

Other comprehensive income before income taxes	—	93	14	—	107
Income taxes related to other comprehensive loss	—	—	(1)	—	(1)
Other comprehensive income, net of income taxes	—	93	13	—	106

Total comprehensive income	307	402	504	(796)	417
Total comprehensive income attributable to noncontrolling interest	—	—	4	—	4
Total comprehensive income attributable to controlling interest	$307	$402	$500	$(796)	$413

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Six months ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$4,676	$(9)	$4,667
Cost and expenses	18	2	3,152	(9)	3,163
Loss on impairment	—	—	(65)	—	(65)
Loss on disposal of assets, net	—	—	(2)	—	(2)
Operating income (loss)	(18)	(2)	1,457	—	1,437

Other income (expense), net
Interest income (expense), net	(10)	(278)	75	—	(213)
Equity in earnings	1,071	1,306	—	(2,377)	—
Other, net	—	1	5	—	6
	1,061	1,029	80	(2,377)	(207)
Income from continuing operations before income tax expense	1,043	1,027	1,537	(2,377)	1,230
Income tax expense	—	—	152	—	152
Income from continuing operations	1,043	1,027	1,385	(2,377)	1,078
Gain (loss) from discontinued operations, net of tax	—	3	(18)	—	(15)

Net Income	1,043	1,030	1,367	(2,377)	1,063
Net income attributable to noncontrolling interest	—	—	20	—	20
Net income attributable to controlling interest	1,043	1,030	1,347	(2,377)	1,043

Other comprehensive income before income taxes	12	57	8	—	77
Income taxes related to other comprehensive loss	—	—	(3)	—	(3)
Other comprehensive income, net of income taxes	12	57	5	—	74

Total comprehensive income	1,055	1,087	1,372	(2,377)	1,137
Total comprehensive income attributable to noncontrolling interest	—	—	20	—	20
Total comprehensive income attributable to controlling interest	$1,055	$1,087	$1,352	$(2,377)	$1,117

	Six months ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$4,559	$(11)	$4,548
Cost and expenses	26	5	3,401	(11)	3,421
Loss on impairment	—	—	(37)	—	(37)
Loss on disposal of assets, net	—	—	(9)	—	(9)
Operating income (loss)	(26)	(5)	1,112	—	1,081

Other income (expense), net
Interest expense, net	(6)	(266)	(3)	—	(275)
Equity in earnings	660	941	—	(1,601)	—
Other, net	—	5	(22)	—	(17)
	654	680	(25)	(1,601)	(292)
Income from continuing operations before income tax expense	628	675	1,087	(1,601)	789
Income tax expense	—	—	151	—	151
Income from continuing operations	628	675	936	(1,601)	638
Gain (loss) from discontinued operations, net of tax	—	(55)	41	—	(14)

Net Income	628	620	977	(1,601)	624
Net loss attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income attributable to controlling interest	628	620	981	(1,601)	628

Other comprehensive income (loss) before income taxes	(6)	72	22	—	88
Income taxes related to other comprehensive loss	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	(6)	72	22	—	88

Total comprehensive income	622	692	999	(1,601)	712
Total comprehensive loss attributable to noncontrolling interest	—	—	(3)	—	(3)
Total comprehensive income attributable to controlling interest	$622	$692	$1,002	$(1,601)	$715

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$4	$793	$1,320	$—	$2,117
Other current assets	11	1,315	4,722	(2,405)	3,643
Total current assets	15	2,108	6,042	(2,405)	5,760

Property and equipment, net	—	—	22,381	—	22,381
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	17,605	32,620	—	(50,225)	—
Other assets	—	1,784	20,151	(20,996)	939
Total assets	17,620	36,512	51,561	(73,626)	32,067

Liabilities and equity
Debt due within one year	—	—	159	—	159
Other current liabilities	833	635	4,175	(2,405)	3,238
Total current liabilities	833	635	4,334	(2,405)	3,397

Long-term debt	—	19,181	12,113	(20,996)	10,298
Other long-term liabilities	23	151	1,419	—	1,593
Total long-term liabilities	23	19,332	13,532	(20,996)	11,891

Commitments and contingencies
Redeemable noncontrolling interest	—	—	4	—	4

Total equity	16,764	16,545	33,691	(50,225)	16,775
Total liabilities and equity	$17,620	$36,512	$51,561	$(73,626)	$32,067

	December 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$4	$1,617	$1,622	$—	$3,243
Other current assets	22	1,302	4,607	(2,402)	3,529
Total current assets	26	2,919	6,229	(2,402)	6,772

Property and equipment, net	—	—	21,707	—	21,707
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	16,914	31,308	—	(48,222)	—
Other assets	—	1,190	19,954	(20,064)	1,080
Total assets	16,940	35,417	50,877	(70,688)	32,546

Liabilities and equity
Debt due within one year	—	—	323	—	323
Other current liabilities	214	526	4,893	(2,402)	3,231
Total current liabilities	214	526	5,216	(2,402)	3,554

Long-term debt	—	18,759	11,684	(20,064)	10,379
Other long-term liabilities	35	232	1,661	—	1,928
Total long-term liabilities	35	18,991	13,345	(20,064)	12,307

Commitments and contingencies

Total equity	16,691	15,900	32,316	(48,222)	16,685
Total liabilities and equity	$16,940	$35,417	$50,877	$(70,688)	$32,546

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Six months ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$261	$(546)	$1,057	$—	$772

Cash flows from investing activities
Capital expenditures	—	—	(1,482)	—	(1,482)
Proceeds from disposal of assets, net	—	—	101	—	101
Proceeds from disposal of assets in discontinued operations, net	—	—	36	—	36
Proceeds from repayment of notes receivable	—	—	101	—	101
Investing activities with affiliates, net	—	(151)	132	19	—
Other, net	—	—	(15)	—	(15)
Net cash provided by (used in) investing activities	—	(151)	(1,127)	19	(1,259)

Cash flows from financing activities
Repayments of debt	—	—	(243)	—	(243)
Proceeds from restricted cash investments	—	—	107	—	107
Deposits to restricted cash investments	—	—	(20)	—	(20)
Distribution of qualifying additional paid-in capital	(474)	—	—	—	(474)
Financing activities with affiliates, net	217	(122)	(76)	(19)	—
Other, net	(4)	(5)	—	—	(9)
Net cash used in financing activities	(261)	(127)	(232)	(19)	(639)

Net decrease in cash and cash equivalents	—	(824)	(302)	—	(1,126)
Cash and cash equivalents at beginning of period	4	1,617	1,622	—	3,243
Cash and cash equivalents at end of period	$4	$793	$1,320	$—	$2,117

	Six months ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(26)	$(340)	$888	$—	$522

Cash flows from investing activities
Capital expenditures	—	—	(840)	—	(840)
Proceeds from disposal of assets, net	—	—	4	—	4
Proceeds from disposal of discontinued operations, net	—	—	63	—	63
Proceeds from sale of preference shares	—	185	—	—	185
Proceeds from repayment of notes receivable	—	—	11	—	11
Investing activities with affiliates, net	—	(700)	(204)	904	—
Other, net	—	—	1	—	1
Net cash used in investing activities	—	(515)	(965)	904	(576)

Cash flows from financing activities
Repayments of debt	—	(562)	(1,034)	—	(1,596)
Proceeds from restricted cash investments	—	—	206	—	206
Deposits to restricted cash investments	—	—	(104)	—	(104)
Distribution of qualifying additional paid-in capital	(202)	—	—	—	(202)
Financing activities with affiliates, net	207	(33)	730	(904)	—
Other, net	(2)	(13)	(12)	—	(27)
Net cash provided by (used in) financing activities	3	(608)	(214)	(904)	(1,723)

Net decrease in cash and cash equivalents	(23)	(1,463)	(291)	—	(1,777)
Cash and cash equivalents at beginning of period	24	3,155	1,955	—	5,134
Cash and cash equivalents at end of period	$1	$1,692	$1,664	$—	$3,357

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 17—Subsequent Events

Norway tax investigations and trial—On July 2, 2014, the Norwegian district court in Oslo acquitted our three subsidiaries, two external tax attorneys and an external tax advisor of all criminal charges related to the disclosures in our Norwegian tax returns for the years 1999 through 2002 and statutory financial statements for the years ended December 31, 1996 through 2001.  On July 16, 2014, the Norwegian authorities dropped the financial claim of NOK 1.8 billion, equivalent to approximately $300 million, against two of our subsidiaries, fully closing this matter, and on the same date, filed an appeal with respect to the following charges: (a) disclosures in our Norwegian tax returns related to a dividend payment in 2001, (b) disclosures in our Norwegian tax returns related to an intercompany rig sale in 1999 and (c) certain inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See Note 6—Income Taxes—Tax returns—Norway tax investigations and trial.

Petrobras withholding taxes—In July 2014, we received letters from Petróleo Brasileiro S.A. (“Petrobras”) informing us that the Brazilian Federal Revenue Service (the “RFB”) is conducting a review to determine whether Petrobras correctly withheld income taxes from charter agreement remittances in 2008 and 2009 related to work performed by its contractors, including us.  Petrobras indicated that, if it loses its ongoing appeals, it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that it is required to pay to the RFB as a result of the review.  Petrobras has informed us that it has received from the RFB infraction notices related to work performed by us for BRL 283 million, equivalent to approximately $128 million, excluding penalties, interest and fees.  We have informed Petrobras that we believe it has no basis for seeking reimbursement from us, and we intend to vigorously contest any assertions to the contrary.  An unfavorable outcome on these matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Tax rate—In December 2013, the U.K. Treasury released draft proposals that would cap the amount a U.K.-based contractor would be able to claim as a deductible expense for charter payments made to related companies.  A ring fence was also proposed to ensure that the profits from activities in relation to the chartering of rigs from affiliates are not reduced by tax relief from any unconnected activities.  On July 17, 2014, the U.K. legislation received Royal Assent with retroactive application effective as of April 2014.  As a result, we expect our effective tax rate on our worldwide earnings to increase beginning in the third quarter of 2014.

Transocean Partners LLC—On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners LLC, a Marshall Islands limited liability company, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.

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

▪	the cost and timing of acquisitions and the proceeds and timing of dispositions,

▪	the timing, terms and results of our possible disposition of our United Kingdom (“U.K.”) North Sea Midwater Floaters,

▪	the results and timing of our organizational efficiency initiative, including related costs and expenses,

▪	the optimization of rig-based spending,

▪
tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Norway, the U.K. and the United States (“U.S.”),

▪
legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters,

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

Index

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 29, 2014, we owned or had partial ownership interests in and operated 78 mobile offshore drilling units associated with our continuing operations.  As of July 29, 2014, our fleet consisted of 47 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 21 Midwater Floaters, and 10 High-Specification Jackups.  At July 29, 2014, we also had eight Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.

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

In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of Applied Drilling Technology International Limited (“ADTI”), a U.K. company, which performs drilling management services in the North Sea.  See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

Significant Events

Norwegian tax investigations and trial—On July 2, 2014, the Norwegian authorities acquitted three of our subsidiaries of criminal charges relating to Norwegian tax returns filed for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  See “—Contingencies—Tax matters.”

Transocean Partners, LLC—On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners, a Marshall Islands limited liability company.  See “—Outlook” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Distributions of qualifying additional paid-in capital—In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 18, 2014, we paid the first installment in the aggregate amount of $272 million to shareholders of record as of May 30, 2014.

In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four quarterly installments, subject to certain limitations.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  In March 2014, we paid the final installment in the aggregate amount of $202 million to shareholders as of the record date.

See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—In July 2014, we completed the construction of the Ultra-Deepwater drillship Deepwater Invictus, which commenced operations under its contract.

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

See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the six months ended June 30, 2014, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the High-Specification Jackup GSF Monitor along with related equipment.  In connection with the sale of these assets, we received net cash proceeds of $83 million.  See “—Liquidity and Capital Resources—Drilling fleet.”

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

Index

Discontinued operations—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI.  In the six months ended June 30, 2014, we received net cash proceeds of $11 million and recognized a net loss of $12 million in connection with the sale.  See “—Operating Results—Discontinued operations.”

Outlook

Drilling market—We expect the commodity pricing underlying the exploration and production programs of our customers to continue to support some contracting opportunities for all asset classes within our drilling fleet in the year ending December 31, 2014.  However, based on customer and market indications, we expect the pace of executing drilling contracts for the global floater fleet to continue to be slow in the near term, resulting in excess capacity and idle time for some rigs.  As of July 16, 2014, the contract backlog for our continuing operations was $25.0 billion compared to $26.1 billion as of April 17, 2014.

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

Fleet status—As of July 16, 2014, uncommitted fleet rates for the remainder of 2014, 2015, 2016, 2017 and 2018 were as follows:

	2014	2015	2016	2017	2018
Uncommitted fleet rate (a)
High-Specification Floaters	27%	48%	65%	73%	83%
Midwater Floaters	32%	52%	86%	100%	100%
High-Specification Jackups	14%	38%	68%	80%	87%
_____________________________
(a)
  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

As of July 16, 2014, we had 11 existing contracts associated with our continuing operations that had fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we are uncertain whether these options will be exercised by our customers in 2014.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—During the second quarter of 2014, 11 contracts for Ultra-Deepwater Floaters were entered into worldwide, including two new contracts for our fleet.  Although the number of new contracts entered into worldwide was greater than the number of new contracts entered into in the first quarter, availability continues to exceed demand as customers turn their attention to capital discipline resulting in further delays for drilling programs and added pressure on utilization and dayrates in the second half of 2014 and into 2015.  Our Ultra-Deepwater Floater fleet has 11 units with availability in 2014.  The Deepwater Floater fleet rig utilization rate for the industry decreased during the second quarter of 2014 with five contracts entered into worldwide, including one new contract for our fleet.  Our Deepwater Floater fleet has five active units with availability in 2014.  The pace of tendering and length of contract terms have decreased, and we are experiencing increased competition for each tendering opportunity.  As of July 16, 2014, we had 27 of our 46 High-Specification Floaters contracted through the end of 2014.  Although we believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet, we expect reduced dayrates, idling of rigs and increased competition for our floaters in the short term.

Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 21 semisubmersible rigs, has shown signs of weakness in the U.K. and Norway.  We have three units available in our active fleet in 2014.  The tendering pace has continued to be slow and demand has diminished outside of the U.K. and Norway, notably in Brazil, the Mediterranean and Southeast Asia, which has had a negative effect on global rig utilization rates and dayrates for this asset class in 2014.

High-Specification Jackups—We believe that market conditions will continue to support the high rig utilization rates and steady tendering and contracting activity through 2014.  As of July 16, 2014, one of our existing 10 High-Specification Jackups have availability in 2014.  Although total demand for High-Specification Jackups remains relatively stable year over year, we may experience some moderation in utilization and dayrates with the introduction of over 30 uncontracted newbuild High-Specification Jackups expected in 2015.

Index

Operating results—We expect our total revenues for the year ending December 31, 2014 to be in line with our total revenues for the year ended December 31, 2013, primarily due to a decrease in rig utilization for some of our floaters and the effect of asset divestitures, offset by additional revenues from partial years of operating dayrate for our two newbuild Ultra-Deepwater floaters placed into service or expected to be placed into service in the third quarter of 2014, full years of operating dayrate for our three newbuild High-Specification Jackups placed into service in the year ended December 31, 2013, higher revenue efficiency and higher contractual dayrates.  We are unable to predict, with certainty, the impact on our business from any changes to offshore activity levels, the results of our efforts to improve our revenue efficiency rates or the full impact that the enhanced regulations and other matters, described under “—Drilling market”, will have on our operations for the year ending December 31, 2014 and beyond.

We expect our total operating and maintenance expenses for the year ending December 31, 2014 to be lower relative to our total operating and maintenance expenses for the year ended December 31, 2013, primarily due to a decrease in rig utilization for our Midwater Floater fleet and certain Deepwater and Ultra-Deepwater Floaters, a decrease in legal costs for ongoing Macondo well incident litigation, a decrease in shore-based costs and a decrease in operating costs as the result of optimization of rig-based spending and asset divestitures, partially offset by increased costs associated with higher out of service expenditures and partial years of operation for our newbuild Ultra-Deepwater Floaters placed into service or expected to be placed into service in the third quarter of 2014, full years of operations for our newbuild High-Specification Jackups placed into service in the year ended December 31, 2013, and normal inflationary trends for personnel, maintenance and other operating costs.  Our projected operating and maintenance expenses for the year ending December 31, 2014 are subject to change and could be affected by actual activity levels, changes in shipyard timing, rig reactivations, the effective execution of our margin improvement efforts, the enhanced regulations and other matters described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation above expectations, as well as other factors.

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See “—Contingencies—Macondo well incident.”

In accordance with our critical accounting policies, we review our property and equipment for impairment when events occur or circumstances change that may indicate that the carrying amounts of our assets held and used may not be recoverable.  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, we may be required to recognize losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.  We may also be required to recognize losses on the impairment of one or more of our asset groups as a result of any significant changes in composition of our asset groups, which could occur as the result of certain potential transactions in the near future.  At June 30, 2014, the carrying amount of our property and equipment, net of accumulated depreciation, was $22.4 billion, representing 70 percent of our total assets.

Additionally, we conduct impairment testing of our goodwill annually and when events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  In the three months ended March 31, 2014, we identified indicators, such as the decline in the market value of our stock and the projected declines in dayrates and utilization, that the fair value of our goodwill could have fallen below its carrying amount, and as a result, we performed an interim goodwill impairment test.  Although we concluded that our goodwill was not impaired as of March 31, 2014, we determined that our reporting unit was at risk of failing the first step of our goodwill impairment test, as the reporting unit’s estimated fair value exceeded its carrying amount by less than 10 percent.  We did not identify any indicators of impairment in the three months ended June 30, 2014.  If the market value of our stock declines or if we experience increasingly unfavorable changes to actual or anticipated market conditions, or to other impairment indicators, any of which may result in the fair value of our reporting unit falling below its carrying amount, we may be required to recognize losses on impairment of goodwill.  At June 30, 2014, the carrying amount of our goodwill was $3.0 billion, representing nine percent of our total assets.  See “-Critical Accounting Policies and Estimates” and “Item 1A. Risk Factors.”

Transocean Partners LLC—Transocean Partners LLC, a Marshall Islands limited liability company (“Transocean Partners”), was formed on February 6, 2014, by Transocean Partners Holdings Limited, our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  The initial drilling units in the fleet include 51 percent ownership interest in the entities that own and operate the Ultra-Deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the Ultra-Deepwater semisubmersible Development Driller III, all of which are currently located in the U.S. Gulf of Mexico.

On July 31, 2014, Transocean Partners announced the pricing of its initial public offering of 17.5 million common units representing limited liability company interests at $22.00 per unit.  The underwriters of the offering subsequently exercised in full their option to purchase up to an additional 2.6 million common units.  The common units offered, including the common units purchased by the underwriters, represent a 29.2 percent limited liability company interest in Transocean Partners.  Through Transocean Partners Holdings Limited, we own the remaining limited liability company interests in Transocean Partners.  On July 31, 2014, the common units began trading on the New York Stock Exchange under the ticker symbol “RIGP”.  On August 5, 2014, we completed the initial public offering.

U.K. North Sea Midwater Floaters—During the second half of the year ending December 31, 2014, we intend to pursue disposition of a group of rigs expected to consist primarily of approximately eight of our U.K. North Sea Midwater Floaters in connection with our efforts to reduce our exposure to low-specification drilling units.

Index

Performance and Other Key Indicators

Contract backlog—The contract backlog for our contract drilling services segment was as follows:

	July 16, 2014	April 17, 2014	February 18, 2014
Contract backlog (a)	(In millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$18,536	$18,978	$19,690
Deepwater Floaters	961	1,171	1,209
Harsh Environment Floaters	1,730	1,805	1,887
Total High-Specification Floaters	21,227	21,954	22,786
Midwater Floaters	2,637	3,002	3,224
High-Specification Jackups	1,091	1,156	1,234
Total	$24,955	$26,112	$27,244
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

Average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	June 30, 2014	March 31, 2014	June 30, 2013
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$538,700	$547,000	$507,600
Deepwater Floaters	371,100	392,000	351,800
Harsh Environment Floaters	452,000	454,700	447,500
Total High-Specification Floaters	491,000	500,900	464,200
Midwater Floaters	363,100	334,500	301,100
High-Specification Jackups	173,400	162,000	164,900
Total fleet average daily revenue	410,000	413,100	382,800
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

Index

Revenue efficiency—The revenue efficiency rates for our contract drilling services segment were as follows:

	Three months ended
	June 30, 2014	March 31, 2014	June 30, 2013
Revenue efficiency (a)
High-Specification Floaters
Ultra-Deepwater Floaters	94%	96%	91%
Deepwater Floaters	95%	101%	92%
Harsh Environment Floaters	96%	96%	98%
Total High-Specification Floaters	94%	97%	92%
Midwater Floaters	97%	91%	95%
High-Specification Jackups	97%	95%	99%
Total fleet average revenue efficiency	95%	96%	93%
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

Rig utilization—The rig utilization rates for our contract drilling services segment were as follows:

	Three months ended
	June 30, 2014	March 31, 2014	June 30, 2013
Rig utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	88%	90%	96%
Deepwater Floaters	62%	61%	64%
Harsh Environment Floaters	88%	100%	100%
Total High-Specification Floaters	81%	84%	88%
Midwater Floaters	64%	62%	56%
High-Specification Jackups	95%	84%	100%
Total fleet average utilization	78%	78%	80%
_____________________________
(a)	Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.

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

Index

Operating Results

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The following is an analysis of our operating results from continuing operations.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	5,548	6,043	(495)	(8)%
Average daily revenue	$410,000	$382,800	$27,200	7%
Revenue efficiency	95%	93%
Rig utilization	78%	80%

Contract drilling revenues	$2,278	$2,321	$(43)	(2)%
Other revenues	50	43	7	16%
	2,328	2,364	(36)	(2)%
Operating and maintenance expense	(1,213)	(1,357)	144	(11)%
Depreciation expense	(288)	(286)	(2)	1%
General and administrative expense	(63)	(77)	14	(18)%
Loss on impairment	—	(37)	37	n/m
Gain (loss) on disposal of assets, net	1	(2)	3	n/m
Operating income	765	605	160	26%
Other income (expense), net
Interest income	15	11	4	36%
Interest expense, net of amounts capitalized	(112)	(146)	34	(23)%
Other, net	8	(16)	24	n/m
Income from continuing operations before income tax expense	676	454	222	49%
Income tax expense	(72)	(132)	60	(45)%
Income from continuing operations	$604	$322	$282	88%
_____________________________
“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the following:  (a) approximately $105 million of decreased revenues due to lower rig utilization caused by greater time dedicated to mobilization between contracts, shipyard projects and rig certifications, (b) approximately $90 million of decreased revenues due to an increased number of idle rigs and (c) approximately $50 million of decreased revenues due to rigs sold or classified as held for sale, which were excluded from our rig utilization computation subsequent to June 30, 2013.  These decreases were partially offset by the following: (a) approximately $105 million of increased revenues due to higher dayrates, (b) approximately $45 million of increased revenues due to improved revenue efficiency, (c) approximately $35 million of increased revenues related to the reactivation of the Midwater Floater Sedco 712 and (d) approximately $20 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2013.

Other revenues increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to increased recognition of revenues associated with reimbursable items.

Costs and expenses—Operating and maintenance expense decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the following: (a) approximately $50 million of decreased costs and expenses incurred during mobilization between contracts, shipyard projects and rig certifications, (b) approximately $45 million of decreased costs and expenses associated with stacked and idle rigs, (c) approximately $25 million of decreased costs and expenses due to rigs sold or classified as held for sale subsequent to June 30, 2013 and (d) approximately $15 million of decreased costs and expenses associated with the Macondo well incident.  These decreases were partially offset by approximately $10 million of increased costs and expenses associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2013.

General and administrative expense decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the following: (a) a decrease of $7 million associated with legal and professional fees, primarily related to litigation and the 2013 proxy campaign, and (b) a decrease of $4 million associated with reduced wages and salaries.

Index

In the three months ended June 30, 2013, we recognized an aggregate loss of $37 million associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, all of which were classified as assets held for sale at the time of impairment.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to $26 million of increased capitalized interest associated with our newbuild construction program and $5 million of decreased interest expense associated with debt repaid or repurchased subsequent to the three months ended June 30, 2013.

In the three months ended June 30, 2014, we recognized other income, net primarily due to the following:  (a) a gain of $7 million associated with the prepayment of Awilco Drilling plc (“Awilco”) notes receivable and (b) a gain of $7 million associated with settlement of litigation related to our dual-activity patent, partially offset by (c) a loss of $4 million associated with the early termination of our $900 million three year secured revolving credit facility.  In the three months ended June 30, 2013, we recognized other expense, net primarily due to the following: (a) a loss of $10 million associated with the sale of the Shelf Drilling preference shares, (b) a loss of $9 million associated with the termination of the interest rate swaps related to the TPDI Credit Facilities and (c) a loss of $1 million associated with the early termination of the TPDI Credit Facilities

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At June 30, 2014 and 2013, the annual effective tax rates were 12.6 percent and 23.8 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended June 30, 2014 and 2013, the effect of the various discrete period tax items was a net tax benefit of $14 million and net tax expense of $11 million, respectively.  For the three months ended June 30, 2014 and 2013, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 10.7 percent and 29.1 percent, respectively, based on income from continuing operations before income taxes.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended June 30, 2014, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and the Republic of Congo.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include Norway, the U.K., Switzerland, Australia and the U.S.

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

Index

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for a definition of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	11,086	11,958	(872)	(7)%
Average daily revenue	$411,500	$372,100	$39,400	11%
Revenue efficiency	95%	91%
Rig utilization	78%	80%

Contract drilling revenues	$4,570	$4,466	$104	2%
Other revenues	97	82	15	18%
	4,667	4,548	119	3%
Operating and maintenance expense	(2,482)	(2,716)	234	(9)%
Depreciation expense	(561)	(561)	—	n/m
General and administrative expense	(120)	(144)	24	(17)%
Loss on impairment	(65)	(37)	(28)	76%
Loss on disposal of assets, net	(2)	(9)	7	(78)%
Operating income	1,437	1,081	356	33%
Other income (expense), net
Interest income	25	28	(3)	(11)%
Interest expense, net of amounts capitalized	(238)	(303)	65	(21)%
Other, net	6	(17)	23	n/m
Income from continuing operations before income tax expense	1,230	789	441	56%
Income tax expense	(152)	(151)	(1)	1%
Income from continuing operations	$1,078	$638	$440	69%
_____________________________
“n/m” means not meaningful

Operating revenues—Contract drilling revenues increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the following: (a) approximately $230 million of increased revenues due to improved revenue efficiency, (b) approximately $200 million of increased revenues due to improved dayrates, (c) approximately $70 million of increased revenues associated with the reactivation of the Midwater Floater Sedco 712 and (d) approximately $60 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2013.  This increase was partially offset by (a) approximately $225 million of decreased revenues due to reduced rig utilization caused by increased time dedicated to mobilization between contracts, shipyard projects and rig certifications, (b) approximately $160 million of decreased revenues due to a greater number of idle rigs in the six months ended June 30, 2014, compared to the six months ended June 30, 2013 and (c) approximately $90 million of decreased revenues due to rigs sold or classified as held for sale, which are excluded from our rig utilization computation, subsequent to June 30, 2013.

Other revenues increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to increased recognition of revenues associated with reimbursable items.

Costs and expenses—Operating and maintenance expense decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the following: (a) approximately $110 million of decreased costs and expenses associated with the Macondo well incident, (b) approximately $75 million of decreased costs and expenses associated with stacked and idle rigs, (c) approximately $45 million of decreased costs and expenses due to rigs sold or classified as held for sale subsequent to June 30, 2013 and (d) approximately $20 million of decreased costs and expenses incurred during mobilization between contracts, shipyard projects and rig certifications.  These decreases were partially offset by approximately $20 million of increased costs and expenses associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2013.

General and administrative expense decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to due to the following: (a) a decrease of $12 million associated with legal and professional fees, primarily related to litigation and the 2013 proxy campaign, and (b) a decrease of $6 million associated with reduced wages and salaries.

Index

In the six months ended June 30, 2014, we recognized a loss of $65 million associated with the impairment of the Midwater Floater Sedneth 701 and the High-Specification Jackups GSF Magellan, and related equipment, all of which were classified as assets held for sale at the time of impairment.  In the six months ended June 30, 2013, we recognized an aggregate loss of $37 million associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, and related equipment, all of which were classified as assets held for sale at the time of impairment.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to $39 million of increased capitalized interest associated with our newbuild construction program and $22 million of decreased interest expense associated with debt repaid or repurchased subsequent to the three months ended June 30, 2013.

In the six months ended June 30, 2014, we recognized other income, net primarily related to the following: (a) a gain of $7 million associated with the prepayment of Awilco notes receivable and (b) a gain of $7 million associated with settlement of litigation related to our dual-activity patent, partially offset by (c) a loss of $5 million primarily associated with the early termination of our $900 million three year secured revolving credit facility.  In the six months ended June 30, 2013, we recognized other expense, net primarily related to the following: (a) a loss of $10 million associated with the sale of the Shelf Drilling preference shares, (b) a loss of $9 million associated with the early termination of the interest rate swaps related to the TPDI Credit Facilities and (c) a loss of $2 million associated with the redemption of the FRN Callable Bonds and the early termination of the TDPI Credit Facilities.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At June 30, 2014 and 2013, the annual effective tax rates were 13.8 percent and 21.7 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the six months ended June 30, 2014 and 2013, the effect of the various discrete period tax items was a net tax benefit of $27 million and $22 million, respectively.  For the six months ended June 30, 2014 and 2013, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 12.4 percent and 19.1 percent, respectively, based on income from continuing operations before income taxes.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the six months ended June 30, 2014, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and the Republic of Congo.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include Norway, the U.K., Switzerland, Australia and the U.S.

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

A summary of the results of our discontinued operations, before income taxes, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)		(In millions)
Gain (loss) on disposal of assets in discontinued operations, net	$—	$3	$(10)	$18
Other income (loss) from operations of discontinued operations	(2)	(7)	2	(19)

In the three and six months ended June 30, 2014, other income from operations of discontinued operations was negligible, primarily as the result of the operations of standard jackups under operating agreements with Shelf Drilling.  In the three and six months ended June 30, 2013, included in other loss from operations of discontinued operations, were losses of $4 million and $11 million, respectively, associated with the discontinued operations of the standard jackups under operating agreements with Shelf Drilling.  In the three and six months ended June 30, 2013, included in other loss from operations of discontinued operations, were losses of $3 million and $8 million, respectively, associated with the drilling management services operating segment.  Net gains or losses on disposal of assets in discontinued operations are discussed below.

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

For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the standard jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling has agreed to reimburse us for our direct costs and expenses incurred while operating the standard jackups on behalf of Shelf Drilling with certain exceptions.  The costs to us for providing such operating and transition services, including allocated indirect costs, have exceeded the amounts we have received from Shelf Drilling for providing such services.  As of July 29, 2014, we operated two standard jackups under operating agreements with Shelf Drilling, and we expect to complete performing services under such operating agreements before December 31, 2014.

In the three and six months ended June 30, 2014, we recognized net gains of $1 million and $2 million, respectively, associated with the disposal of assets unrelated to rig sales.  In the three and six months ended June 30, 2013, we recognized a net gain of $3 million associated with the disposal of assets unrelated to rig sales.

In the six months ended June 30, 2013, we recognized an aggregate net gain of $15 million associated with the disposal of the Standard Jackups D.R. Stewart, GSF Adriatic VIII and Interocean III and related equipment.

Drilling management services—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI, which performs drilling management services in the North Sea.  Following the completion of the sale transaction, we agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  We also provide a limited guarantee in favor of one customer through completion of the current drilling project, which is expected to occur in the fourth quarter of 2014.  In the six months ended June 30, 2014, we received net cash proceeds of $11 million associated with the sale of the drilling management services business.  In the three and six months ended June 30, 2014, we recognized a net loss of $1 million and $12 million, respectively.

See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2014, we had $2.1 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash and cash equivalents for working capital and other needs related to the operation of our business.  At June 30, 2014, we estimate the amount of cash required for these purposes, which is not generally available to us for other uses, was approximately $1.3 billion.

For the six months ended June 30, 2014, our primary sources of cash were our cash flows from operating activities, proceeds from restricted cash investments, net, and proceeds from asset disposals.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, and cash used to pay to our shareholders installments of distributions of qualifying paid-in capital.

Index

	Six months ended June 30,
	2014	2013	Change
	(In millions)
Cash flows from operating activities
Net income	$1,063	$624	$439
Depreciation	561	561	—
Loss on impairment	65	37	28
(Gain) loss on disposal of assets, net	12	(9)	21
Other non-cash items, net	110	20	90
Changes in Macondo well incident assets and liabilities, net	(492)	(521)	29
Changes in other operating assets and liabilities, net	(547)	(190)	(357)
	$772	$522	$250

Net cash provided by operating activities increased primarily due to an increase in net income, after adjusting for non-cash items and changes in working capital.

	Six months ended June 30,
	2014	2013	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(1,482)	$(840)	$(642)
Proceeds from disposal of assets, net	137	67	70
Proceeds from payments on notes receivable	101	11	90
Proceeds from sale of preference shares	—	185	(185)
Other, net	(15)	1	(16)
	$(1,259)	$(576)	$(683)

Net cash used in investing activities increased primarily due to the following: (a) an increase in capital expenditures, primarily associated with milestone payments for our major construction projects and other shipyard projects, and (b) a reduction of proceeds from investments in debt and equity instruments, as cash proceeds from prepayments of the Awilco notes in the six months ended June 30, 2014 were less than cash proceeds from the sale of Shelf Drilling preference shares in the six months ended June 30, 2013.

	Six months ended June 30,
	2014	2013	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(243)	$(1,596)	$1,353
Proceeds from restricted cash investments, net of deposits	87	102	(15)
Distribution of qualifying additional paid-in capital	(474)	(202)	(272)
Other, net	(9)	(27)	18
	$(639)	$(1,723)	$1,084

Net cash used in financing activities decreased primarily due to a reduction in cash used to repay debt during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Partially offsetting the decrease was an increase in cash used to pay to our shareholders installments of distributions of qualifying paid-in capital.

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

As of June 30, 2014, we held options to order up to five Keppel FELS Super B 400 Bigfoot class design High-Specification Jackups, the first of which must be exercised by November 2014 and the remaining four options must be exercised within consecutive four-month intervals thereafter.  We also held options with Jurong Shipyard PTE Ltd. in Singapore to order up to three newbuild Ultra-Deepwater drillships, the first of which must be exercised by February 2015, the second by August 2015 and the final by February 2016.

In the six months ended June 30, 2014, we made capital expenditures of $1.5 billion, including capitalized interest of $76 million.  The following table presents the historical and projected capital expenditures and capitalized interest, for our ongoing major construction projects:

	Total costs through December 31, 2013	Total costs for the six months ended June 30, 2014	Expected costs for the remainder of 2014	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Deepwater Asgard (a)	$495	$272	$53	$—	$820
Deepwater Invictus (a)	244	477	39	—	760
Deepwater Thalassa (b)	293	58	42	482	875
Deepwater Proteus (b)	274	21	57	448	800
Deepwater Conqueror (c)	108	109	14	569	800
Deepwater Pontus (b)	141	83	102	474	800
Deepwater Poseidon (b)	142	80	73	505	800
High-Specification Jackup TBN1 (d)	44	3	5	203	255
High-Specification Jackup TBN2 (d)	44	2	5	204	255
High-Specification Jackup TBN3 (d)	44	2	4	205	255
High-Specification Jackup TBN4 (d)	44	2	2	212	260
Ultra-Deepwater drillship TBN1 (e)	—	28	13	604	645
High-Specification Jackup TBN5 (d)	44	2	2	212	260
Ultra-Deepwater drillship TBN2 (e)	—	27	7	626	660
Total	$1,917	$1,166	$418	$4,744	$8,245
_____________________________
(a)
The Ultra-Deepwater drillship Deepwater Invictus commenced operations in July 2014.  The Ultra-Deepwater drillship Deepwater Asgard is expected to commence operations in the third quarter of 2014.  The total carrying amount included capitalized costs of $272 million, representing the estimated fair value of construction in progress acquired in connection with our acquisition of Aker Drilling ASA in October 2011.

(b)
Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the third quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively.

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

For the full year ending December 31, 2014, we expect total capital expenditures to be approximately $2.5 billion, approximately $1.6 billion of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

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

Index

We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the New Five-Year Revolving Credit Facility, as described below, and may utilize other commercial bank or capital market financings.  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  During the six months ended June 30, 2014, we completed the sale of the High-Specification Jackup GSF Monitor along with related equipment.  In the six months ended June 30, 2014, in connection with the disposal of GSF Monitor and related equipment, we received net cash proceeds of $83 million.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under bank credit agreements and proceeds from the disposal of assets or proceeds from the sale of a noncontrolling interest in Transocean Partners to fulfill anticipated obligations, such as scheduled debt maturities or other payments, repayment of debt due within one year, capital expenditures, shareholder-approved distributions, payments of our Macondo well incident settlement obligations, working capital and other needs in our operations.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales or proceeds from the sale of a noncontrolling interest in Transocean Partners to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.

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

Distributions of qualifying additional paid-in capital—In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments, subject to certain limitations.  We do not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 18, 2014, we paid the first installment of $272 million to shareholders of record as of May 30, 2014.  At June 30, 2014, the carrying amount of the unpaid distribution payable was $816 million, which we expect to pay in three installments in September 2014, December 2014 and March 2015.

In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four quarterly installments, subject to certain limitations.  We did not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2013, we recognized a liability of $808 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 19, 2013, we made the initial installment of $202 million to shareholders of record as of May 31, 2013.  On March 19, 2014, we made the final installment of $202 million to shareholders of record as of February 21, 2014.

Index

Primary Revolving Credit Facilities—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five-year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “New Five-Year Revolving Credit Facility”).  Among other things, the New Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The New Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of June 30, 2014, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the New Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the New Five-Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our bank credit agreements, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the New Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the New Five-Year Revolving Credit Facility.

We may borrow under the New Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “New Five-Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five-Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the New Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At June 30, 2014, based on our Debt Rating on that date, the New Five-Year Revolving Credit Facility Margin was 1.5 percent and the facility fee was 0.225 percent.  At July 29, 2014, we had no borrowings outstanding, we had $20 million in letters of credit issued, and we had $3.0 billion of available borrowing capacity under the New Five-Year Revolving Credit Facility.

We had a $2.0 billion five-year revolving credit facility, established under a bank credit agreement dated November 1, 2011, as amended, that was scheduled to expire on November 1, 2016 (the “Former Five-Year Revolving Credit Facility”).  We also had a $900 million three-year secured revolving credit facility, established under a bank credit agreement dated October 25, 2012, that was scheduled to expire on October 25, 2015 (the “Former Three-Year Secured Revolving Credit Facility” and, together with the Former Five-Year Revolving Credit Facility, the “Former Revolving Credit Facilities”).  Borrowings under the Former Three-Year Secured Revolving Credit Facility were secured by the Ultra-Deepwater Floaters Deepwater Champion, Discoverer Americas and Discoverer Inspiration and were guaranteed by Transocean Ltd. and Transocean Inc.  In June 2014, we terminated the Former Three-Year Revolving Credit Facility and the related security agreements, and the New Five-Year Revolving Credit Facility replaced the Former Five-Year Revolving Credit Facility.  At the time of their termination or replacement, no borrowings were outstanding under the Former Revolving Credit Facilities.

Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 (“Eksportfinans Loan A”) and outstanding borrowings under the Loan Agreement dated November 18, 2008 (“Eksportfinans Loan B,” and together with Eksportfinans Loan A, the “Eksportfinans Loans”), which were established to finance the construction and delivery of the Harsh Environment Ultra-Deepwater semisubmersibles Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi-annual installments of principal and interest through September 2017 and January 2018, respectively.  At July 29, 2014, borrowings of $242 million were outstanding under each of Eksportfinans Loan A and Eksportfinans Loan B.

The Eksportfinans Loans require restricted cash investments to be held by a certain financial institution through expiration (the “Eksportfinans Restricted Cash Investments”).  The Eksportfinans Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi-annual installments that correspond with those of the Eksportfinans Loans.  At July 29, 2014, the aggregate balance of the Eksportfinans Restricted Cash Investments was $484 million.

Debt repayments—ADDCL had two credit facilities, established under the ADDCL Credit Facilities.  On February 12, 2014, we repaid borrowings of $163 million outstanding under the ADDCL Credit Facilities and terminated the bank credit agreement under which the credit facilities were established.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At July 29, 2014, $626 million was outstanding under the capital lease contract.

Index

Plea Agreement obligations—Pursuant to a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation, and $150 million to the National Academy of Sciences.  In the six months ended June 30, 2014, we made an aggregate cash payment of $60 million.  At July 29, 2014, the remaining balance of our Plea Agreement obligations was $180 million, payable as follows: (a) $39 million payable to the National Fish and Wildlife Foundation, which is due on or before February 13, 2015 and (b) $141 million payable to the National Academy of Sciences, $21 million of which is due on or before February 13, 2015, $60 million of which is due on or before February 12, 2016 and $60 million of which is due on or before February 14, 2017.

Consent Decree obligations—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a fixed rate of 2.15 percent.  In the six months ended June 30, 2014, we paid $412 million, including interest.  At July 29, 2014, the remaining balance of our Consent Decree obligations was $200 million, excluding accrued interest, payable on or before February 19, 2015.

Notes receivable—We held two notes receivable from Awilco, a U.K. company listed on the Oslo Stock Exchange.  The notes receivable were originally accepted in exchange for, and were secured by, two drilling units.  In April 2014, Awilco repaid the notes, and we received cash proceeds of $98 million as prepayment of the aggregate principal outstanding.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.8 billion at an exchange rate as of the close of trading on July 29, 2014 of $1.00 to CHF 0.91.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for a further three-year repurchase period through May 23, 2016.  In the six months ended June 30, 2014, we did not purchase shares under our share repurchase program.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of July 29, 2014, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Index

Contractual obligations—As of June 30, 2014, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013, except as noted below.

	For the twelve months ending June 30,
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(in millions)
Contractual obligations
Distribution of qualifying additional paid-in capital	$816	$816	$—	$—	$—
Purchase obligations	5,115	1,188	2,603	1,324	—

As of June 30, 2014, our defined benefit pension and other postretirement plans had an aggregate liability of $305 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.  The carrying amount of this liability is affected by net periodic benefit costs, funding contributions, participant demographics, plan amendments, significant current and future assumptions, and returns on plan assets.  Due to the uncertainties resulting from these factors and since the carrying amount is not representative of future liquidity requirements, we have excluded this amount from the contractual obligations presented in the table above.  See “—Pension plans and other postretirement benefit plans” and Notes to Condensed Consolidated Financial Statements—Note 12—Postemployment Benefit Plans.

As of June 30, 2014, our unrecognized tax benefits related to uncertain tax positions, net of prepayments of $3 million, represented a liability of $496 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

Other commercial commitments—As of June 30, 2014, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013.

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

Pension plans and other postretirement benefit plans

As of June 30, 2014, there have been no material changes to our pension plans and other postretirement benefit plans as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013, except as noted below.

In June 2014, we committed to freeze benefits of our qualified defined benefit pension plan in the U.S., which covers substantially all U.S. employees, and one of our unfunded supplemental benefit plans, in each case, with an effective date of January 1, 2015.  We also committed to enhance the benefits under our defined contribution plan in the U.S. with the same effective date.  As a result in the three and six months ended June 30, 2014, we remeasured the funded status of our U.S. defined benefit plan and the unfunded supplemental benefit plan, and we recognized a gain of $6 million associated with curtailments, as a component of net periodic benefit costs.

In February 2014, the Society of Actuaries released drafts of new actuarial tables for applying mortality assumptions to measure the obligations for qualified defined benefit pension plans.  We are currently evaluating the application, financial impact and appropriateness of the new mortality table for measuring the funded status of our pension plans.

Index

Contingencies

Except as noted in this report, including in our Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes, Note 13—Commitments and Contingencies and Note 17—Subsequent Events, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies, Note 27—Subsequent Events and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2013.  As of June 30, 2014, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We can provide no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2014 and December 31, 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $432 million and $464 million, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  At June 30, 2014 and December 31, 2013, the insurance recoverable asset was $10 million, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Multidistrict litigation proceeding—Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  In March 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC.  Various parties who objected to the BP/PSC Settlement filed appeals in the Fifth Circuit Court of Appeals (the “Fifth Circuit”) challenging the MDL Court’s final approval of the BP/PSC Settlement.  BP filed appeals in the Fifth Circuit challenging the manner in which the BP/PSC Settlement has been interpreted by the MDL Court with respect to business economic loss claims (“BEL Claims”).  In these appeals, BP argues that, if the MDL Court’s interpretation of the settlement with respect to BEL Claims is not overturned, the entire BP/PSC Settlement is invalid and should not have been approved.  On October 2, 2013, a panel of the Fifth Circuit issued an opinion questioning the manner in which the settlement has been interpreted with respect to BEL Claims.  On December 2, 2013, that panel ordered a temporary halt to certain of the BEL Claims, pending further proceedings in the MDL Court.

On January 10, 2014, another panel of the Fifth Circuit affirmed the MDL Court’s final approval of the BP/PSC Settlement.  Thereafter, BP and certain plaintiffs who objected to the settlement filed petitions seeking review by the Fifth Circuit of the legal validity of the BP/PSC Settlement.  The PSC moved to dismiss BP’s petition for rehearing for lack of jurisdiction, and on February 20, 2014, the Fifth Circuit granted that motion and dismissed BP’s petition for rehearing.  The petitions for rehearing filed by the objectors to the settlement remain pending.  The PSC filed its response to these petitions for rehearing on February 6, 2014.

In December 2012, in response to the BP/PSC Settlement, we filed three motions seeking partial summary judgment on various claims, including punitive damages claims.  If successful, these motions would eliminate or reduce our exposure to punitive damages.  The MDL Court has not yet ruled on these motions.

Index

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

See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

Insurance matters

Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of July 29, 2014, the insured value of our drilling rig fleet was approximately $27.9 billion, excluding our rigs under construction.  We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.  See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

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

On July 2, 2014, the Norwegian district court in Oslo acquitted our three subsidiaries, two external tax attorneys and an external tax advisor of all criminal charges related to the disclosures in our Norwegian tax returns for the years 1999 through 2002 and statutory financial statements for the years ended December 31, 1996 through 2001.  On July 16, 2014, the Norwegian authorities dropped the financial claim of NOK 1.8 billion, equivalent to approximately $300 million, against two of our subsidiaries, fully closing this matter, and on the same date, filed an appeal with respect to the following charges: (a) disclosures in our Norwegian tax returns related to a dividend payment in 2001 (b) disclosures in our Norwegian tax returns related to an intercompany rig sale in 1999 and (c) certain inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2013, the U.K. Treasury released draft proposals that would cap the amount a U.K.-based contractor would be able to claim as a deductible expense for charter payments made to related companies.  A ring fence was also proposed to ensure that the profits from activities in relation to the chartering of rigs from affiliates are not reduced by tax relief from any unconnected activities.  On July 17, 2014, the U.K. legislation received Royal Assent with retroactive application effective as of April 2014.  As a result, we expect our effective tax rate on our worldwide earnings to increase beginning in the third quarter of 2014.

While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.

See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes and Note 17—Subsequent Events.

Index

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2014, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

	Scheduled Maturity Date (a)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$138	$138	$138	$105	$—	$—	$519	$541
Average interest rate	4.15%	4.15%	4.15%	4.15%	—%	—%

Debt
Fixed rate (USD)	$21	$1,124	$1,026	$2,025	$31	$5,703	$9,930	$11,141
Average interest rate	7.76%	5.01%	5.12%	4.90%	7.76%	6.49%
Fixed rate (NOK)	$138	$138	$138	$105	$—	$—	$519	$541
Average interest rate	4.15%	4.15%	4.15%	4.15%	—%	—%

Interest rate swaps
Fixed to variable (USD)	$—	$—	$—	$750	$—	$300	$1,050	$6
Average receive rate	—%	—%	—%	6.00%	—%	6.50%
Average pay rate	—%	—%	—%	4.81%	—%	4.46%
_____________________________
(a)	Expected maturity amounts are based on the face value of debt.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk. See Notes to Condensed Consolidated Financial Statements—Note 11—Derivatives and Hedging.

Interest rate risk—At June 30, 2014 and December 31, 2013, the face value of our variable-rate debt was approximately $1.1 billion and $163 million, which represented 10 percent and two percent of the face value of our total debt, respectively, after the effect of our hedging activities.  At June 30, 2014, we were exposed to the variable interest rates associated with our interest rate swaps.  At December 31, 2013, we were exposed to the variable interest rates associated with borrowings under the ADDCL Credit Facilities.  Based upon variable-rate debt amounts outstanding as of June 30, 2014 and December 31, 2013, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $11 million and $2 million, respectively.

Currency exchange rate risk—We are exposed to currency exchange rate risk associated with our international operations.  For a discussion of our currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to these previously reported matters during the six months ended June 30, 2014.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a-15 and 15d-15, were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2014, we were also involved in a number of other lawsuits and other matters which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2014	1,586	$40.75	—	$3,693
May 2014	15,036	41.60	—	3,693
June 2014	527	42.95	—	3,693
Total	17,149	$41.56	—	$3,693
_____________________________
(1)
Total number of shares purchased in the second quarter of 2014 consists of 17,149 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.9 billion at an exchange rate as of June 30, 2014 of USD 1.00 to CHF 0.89.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for a further three-year repurchase period through May 23, 2016.  We may decide, based upon our ongoing capital requirements, our program of distributions to our shareholders, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through June 30, 2014, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million, equivalent to an average cost of $83.74 per share.  See “—Sources and uses of liquidity.”

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 6.	Exhibits

(a)         Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

3.1	Articles of Association of Transocean Ltd. (incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on May 19, 2014)

4.1
Credit Agreement dated June 30, 2014 among Transocean Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and DNB Bank ASA, New York Branch, as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 2, 2014)

4.2
Guarantee Agreement dated June 30, 2014 among Transocean Ltd. and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement (incorporated by reference to Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 2, 2014)

10.1
Omnibus Agreement dated August 5, 2014 among Transocean Ltd., Transocean Inc., Transocean Partners Holdings Limited, Transocean Partners LLC, Triton RIGP DCL Holding Limited, Triton RIGP DIN Holding Limited, Triton RIGP DD3 Holding Limited, Triton RIGP DCL Holdco Limited, Triton RIGP DIN Holdco Limited, Triton RIGP DD3 Holdco Limited, Transocean RIGP DCL Opco Limited, Transocean RIGP DIN Opco Limited, Transocean RIGP DD3 Opco Limited, Transocean RIGP DCL LLC, Transocean RIGP DIN LLC and Transocean RIGP DD3 LLC (incorporated by reference to Exhibit 10.1 to Transocean Partners LLC's Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

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

†           Filed herewith.
    *           Compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 6, 2014.

TRANSOCEAN LTD.

By:   /s/ Esa Ikäheimonen
Esa Ikäheimonen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ David Tonnel
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)