Form 10-Q
period 2014-09-30
Transocean Ltd.
filed 2014-11-10
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
          (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 28, 2014, 362,242,494 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2014

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Operating revenues
Contract drilling revenues	$2,215	$2,402	$6,785	$6,868
Other revenues	55	47	152	129
	2,270	2,449	6,937	6,997
Costs and expenses
Operating and maintenance	1,318	1,386	3,800	4,102
Depreciation	288	273	849	834
General and administrative	52	67	172	211
	1,658	1,726	4,821	5,147
Loss on impairment	(2,768)	(17)	(2,833)	(54)
Gain (loss) on disposal of assets, net	(12)	32	(14)	23
Operating income (loss)	(2,168)	738	(731)	1,819

Other income (expense), net
Interest income	6	11	31	39
Interest expense, net of amounts capitalized	(122)	(142)	(360)	(445)
Other, net	6	(4)	12	(21)
	(110)	(135)	(317)	(427)
Income (loss) from continuing operations before income tax expense	(2,278)	603	(1,048)	1,392
Income tax expense (benefit)	(16)	63	136	214
Income (loss) from continuing operations	(2,262)	540	(1,184)	1,178
Income (loss) from discontinued operations, net of tax	(1)	8	(16)	(6)

Net income (loss)	(2,263)	548	(1,200)	1,172
Net income (loss) attributable to noncontrolling interest	(46)	2	(26)	(2)
Net income (loss) attributable to controlling interest	$(2,217)	$546	$(1,174)	$1,174

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$(6.12)	$1.48	$(3.20)	$3.25
Earnings (loss) from discontinued operations	—	0.02	(0.04)	(0.02)
Earnings (loss) per share	$(6.12)	$1.50	$(3.24)	$3.23

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$(6.12)	$1.48	$(3.20)	$3.25
Earnings (loss) from discontinued operations	—	0.02	(0.04)	(0.02)
Earnings (loss) per share	$(6.12)	$1.50	$(3.24)	$3.23

Weighted-average shares outstanding
Basic	362	360	362	360
Diluted	362	361	362	360

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(2,263)	$548	$(1,200)	$1,172
Net income (loss) attributable to noncontrolling interest	(46)	2	(26)	(2)
Net income (loss) attributable to controlling interest	(2,217)	546	(1,174)	1,174

Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	(3)	(1)	70	47
Loss on derivative instruments	—	—	—	(5)

Reclassifications to net income
Components of net periodic benefit costs	7	12	13	39
(Gain) loss on derivative instruments	—	—	(2)	18

Other comprehensive income before income taxes	4	11	81	99
Income taxes related to other comprehensive income	(1)	(2)	(4)	(2)

Other comprehensive income	3	9	77	97
Other comprehensive income attributable to noncontrolling interest	—	1	—	2
Other comprehensive income attributable to controlling interest	3	8	77	95

Total comprehensive income (loss)	(2,260)	557	(1,123)	1,269
Total comprehensive income (loss) attributable to noncontrolling interest	(46)	3	(26)	—
Total comprehensive income (loss) attributable to controlling interest	$(2,214)	$554	$(1,097)	$1,269

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$2,873	$3,243
Accounts receivable, net of allowance for doubtful accounts of $14 at September 30, 2014 and December 31, 2013	2,174	2,162
Materials and supplies, net of allowance for obsolescence of $95 and $80 at September 30, 2014 and December 31, 2013, respectively	835	737
Assets held for sale	50	148
Deferred income taxes, net	160	151
Other current assets	275	331
Total current assets	6,367	6,772

Property and equipment	30,107	29,518
Less accumulated depreciation	(8,419)	(7,811)
Property and equipment, net	21,688	21,707
Goodwill	1,014	2,987
Other assets	895	1,080
Total assets	$29,964	$32,546

Liabilities and equity
Accounts payable	$892	$1,106
Accrued income taxes	130	53
Debt due within one year	362	323
Other current liabilities	2,162	2,072
Total current liabilities	3,546	3,554

Long-term debt	9,991	10,379
Deferred income taxes, net	258	374
Other long-term liabilities	1,210	1,554
Total long-term liabilities	11,459	12,307

Commitments and contingencies
Redeemable noncontrolling interest	7	—

Shares, CHF 15.00 par value, 396,260,487 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 362,234,868 outstanding at September 30, 2014 and 373,830,649 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 360,764,100 outstanding at December 31, 2013	5,168	5,147
Additional paid-in capital	5,775	6,784
Treasury shares, at cost, 2,863,267 held at September 30, 2014 and December 31, 2013	(240)	(240)
Retained earnings	4,088	5,262
Accumulated other comprehensive loss	(185)	(262)
Total controlling interest shareholders’ equity	14,606	16,691
Noncontrolling interest	346	(6)
Total equity	14,952	16,685
Total liabilities and equity	$29,964	$32,546

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	Shares		Amount
Shares
Balance, beginning of period	361	360	$5,147	$5,130
Issuance of shares under share-based compensation plans	1	1	21	15
Balance, end of period	362	361	$5,168	$5,145
Additional paid-in capital
Balance, beginning of period			$6,784	$7,521
Share-based compensation			75	85
Issuance of shares under share-based compensation plans			(20)	(30)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(1,088)	(808)
Allocated capital for sale of noncontrolling interest			33	—
Other, net			(9)	(2)
Balance, end of period			$5,775	$6,766
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$5,262	$3,855
Net income (loss) attributable to controlling interest			(1,174)	1,174
Balance, end of period			$4,088	$5,029
Accumulated other comprehensive loss
Balance, beginning of period			$(262)	$(521)
Other comprehensive income attributable to controlling interest			77	95
Balance, end of period			$(185)	$(426)
Total controlling interest shareholders’ equity
Balance, beginning of period			$16,691	$15,745
Total comprehensive income (loss) attributable to controlling interest			(1,097)	1,269
Share-based compensation			75	85
Issuance of shares under share-based compensation plans			1	(15)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(1,088)	(808)
Allocated capital for sale of noncontrolling interest			33	—
Other, net			(9)	(2)
Balance, end of period			$14,606	$16,274
Noncontrolling interest
Balance, beginning of period			$(6)	$(15)
Total comprehensive loss attributable to noncontrolling interest			(31)	—
Sale of noncontrolling interest, net of issue costs			416	—
Allocated capital for sale of noncontrolling interest			(33)	—
Balance, end of period			$346	$(15)
Total equity
Balance, beginning of period			$16,685	$15,730
Total comprehensive income (loss)			(1,128)	1,269
Share-based compensation			75	85
Issuance of shares under share-based compensation plans			1	(15)
Reclassification of obligation for distribution of qualifying additional paid-in capital			(1,088)	(808)
Sale of noncontrolling interest, net of issue costs			416	—
Allocated capital for sale of noncontrolling interest			—	—
Other, net			(9)	(2)
Balance, end of period			$14,952	$16,259

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Cash flows from operating activities
Net income (loss)	$(2,263)	$548	$(1,200)	$1,172
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(4)	(5)	(12)	(21)
Depreciation	288	273	849	834
Share-based compensation expense	24	36	75	85
Loss on impairment	2,768	17	2,833	54
Loss on impairment of assets in discontinued operations	—	14	—	14
(Gain) loss on disposal of assets, net	12	(32)	14	(23)
(Gain) loss on disposal of assets in discontinued operations, net	—	(31)	10	(49)
Deferred income taxes	(94)	(28)	(134)	(64)
Other, net	10	27	27	77
Changes in deferred revenue, net	10	(33)	80	(68)
Changes in deferred costs, net	(52)	30	(32)	38
Changes in operating assets and liabilities	183	(193)	(856)	(904)
Net cash provided by operating activities	882	623	1,654	1,145

Cash flows from investing activities
Capital expenditures	(365)	(450)	(1,847)	(1,290)
Proceeds from disposal of assets, net	102	170	203	174
Proceeds from disposal of assets in discontinued operations, net	(1)	68	35	131
Proceeds from repayment of notes receivable	—	2	101	14
Proceeds from sale of preference shares	—	—	—	185
Other, net	—	—	(15)	—
Net cash used in investing activities	(264)	(210)	(1,523)	(786)

Cash flows from financing activities
Repayments of debt	(75)	(77)	(318)	(1,673)
Proceeds from restricted cash investments	69	77	176	283
Deposits to restricted cash investments	—	(8)	(20)	(112)
Proceeds from sale of noncontrolling interest	443	—	443	—
Distribution of qualifying additional paid-in capital	(272)	(202)	(746)	(404)
Other, net	(27)	(1)	(36)	(28)
Net cash provided by (used in) financing activities	138	(211)	(501)	(1,934)

Net increase (decrease) in cash and cash equivalents	756	202	(370)	(1,575)
Cash and cash equivalents at beginning of period	2,117	3,357	3,243	5,134
Cash and cash equivalents at end of period	$2,873	$3,559	$2,873	$3,559

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At September 30, 2014, we owned or had partial ownership interests in and operated 79 mobile offshore drilling units associated with our continuing operations.  At September 30, 2014, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 21 Midwater Floaters, and 10 High-Specification Jackups.  At September 30, 2014, we also had seven Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.  See Note 9—Drilling Fleet.

In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of Applied Drilling Technology International Limited (“ADTI”), a United Kingdom (“U.K.”) company, which performs drilling management services in the North Sea.  See Note 7—Discontinued Operations.

On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners LLC (“Transocean Partners”), a Marshall Islands limited liability company, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  See Note 15—Noncontrolling Interest.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 included in our annual report on Form 10-K filed on February 27, 2014.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our discontinued operations, allowance for doubtful accounts, materials and supplies obsolescence, assets held for sale, property and equipment, investments, loans receivable, goodwill, income taxes, contingencies, share-based compensation, defined benefit pension plans and other postretirement benefits.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

Share-based compensation—In the three and nine months ended September 30, 2014, we recognized share-based compensation expense of $24 million and $75 million, respectively.  In the three and nine months ended September 30, 2013, we recognized share-based compensation expense of $36 million and $85 million, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three and nine months ended September 30, 2014, we capitalized interest costs on construction work in progress of $33 million and $109 million, respectively.  In the three and nine months ended September 30, 2013, we capitalized interest costs on construction work in progress of $19 million and $56 million, respectively.

Reclassifications—We have made certain reclassifications, which did not have an effect on net income, to prior period amounts to conform with the current period’s presentation, including certain reclassifications to our consolidated statements of operations and cash flows to present discontinued operations (see Note 7—Discontinued Operations) and reclassification of an intracompany note (see Note 17—Condensed Consolidating Financial Information).  Other reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 4—Variable Interest Entities

Consolidated variable interest entities—Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, and Transocean Drilling Services Offshore Inc. (“TDSOI”), a consolidated British Virgin Islands company, are variable interest entities for which we are the primary beneficiary.  Accordingly, we consolidate the operating results, assets and liabilities of ADDCL and TDSOI.

The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	September 30, 2014	December 31, 2013
Assets	$1,276	$1,280
Liabilities	81	261
Net carrying amount	$1,195	$1,019

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 5—Impairments

Goodwill—We conduct impairment testing of goodwill annually and when events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  During the three months ended September 30, 2014, we noted rapid and significant declines in the market value of our stock, oil and natural gas prices and the actual and projected declines in dayrates and utilization.  We identified these as indicators that the fair value of our goodwill could have fallen below its carrying amount.  As a result, we performed a goodwill impairment test as of September 30, 2014 and determined that the goodwill associated with our contract drilling services reporting unit was impaired.  In the three and nine months ended September 30, 2014, we recognized a loss of $2.0 billion associated with the impairment of our goodwill, which had no tax effect, and of which $1.9 billion was attributable to controlling interest ($5.29 per diluted share and $5.28 per diluted share from continuing operations, respectively) and $52 million was attributable to noncontrolling interest.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future oil and natural gas prices, projected demand for our services, rig availability and dayrates.

We have not completed the measurement of our goodwill impairment due to the complexities involved in determining the implied fair value of goodwill.  Our estimate, is therefore, subject to adjustment.  We expect to complete the measurement of our goodwill impairment in the three months ended December 31, 2014.  Further, continued adverse market conditions could result in our recognition of additional losses on the impairment of goodwill if we determine that the fair value of our reporting unit has again fallen below its carrying amount.  See Note 18—Subsequent Events.

Assets held and used—During the three months ended September 30, 2014, we identified indicators that our asset groups in our contract drilling services reporting unit may be impaired as a result of recent market developments, including recent low dayrate fixtures, partly caused by more technologically advanced drilling units competing with less capable drilling units, and projected declines in dayrates and utilization, particularly for the Deepwater Floater asset group.  We conducted testing for impairment, and as a result, we determined that the carrying amount of the Deepwater Floater asset group exceeded its fair value.  In the three and nine months ended September 30, 2014, we recognized a loss of $788 million ($693 million, or $1.91 per diluted share from continuing operations, net of tax) associated with the impairment of these long-lived assets.  We measured the fair value of the asset group by applying a combination of income, market and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rigs availability and dayrates.

In the three and nine months ended September 30, 2013, we recognized a loss of $17 million associated with the impairment of certain corporate assets.  We estimated the fair value of the assets using significant other observable inputs, representative of a Level 2 fair value measurement, including comparable market data for the corporate assets.

Assets held for sale—In the three and nine months ended September 30, 2014, we recognized an aggregate loss of $7 million ($0.02 per diluted share) and $72 million ($0.20 per diluted share), respectively, which had no tax effect, associated with the impairment of the Deepwater Floater Sedco 709, the Midwater Floaters C. Kirk Rhein, Jr., Sedco 703 and Sedneth 701 and the High-Specification Jackups GSF Magellan and GSF Monitor, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding sale and purchase agreement for the drilling unit and related equipment or indicative market values for the drilling unit and related equipment to be sold for scrap value.

In the nine months ended September 30, 2013, we recognized an aggregate loss of $37 million ($0.10 per diluted share from continuing operations), which had no tax effect, associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, all of which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amounts exceeded the estimated fair values less costs to sell.  We estimated the fair values of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including nonbinding sale and purchase agreements for the drilling units and related equipment to be sold for scrap value.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

In the three months ended September 30, 2014, we adjusted our estimated annual effective tax rate to reflect the U.K. legislation change that caps the amount a U.K. based contractor can claim as a deductible expense for charter payments made to affiliated companies, effective April 1, 2014, resulting from legislation that was enacted on July 17, 2014.  As a result, we adjusted income tax expense to reflect the effect of the change in the law by increasing income tax expense in the three months ended September 30, 2014 by $9 million.  The change in the law did not affect existing deferred balances.  In the nine months ended September 30, 2014 and 2013, our estimated annual effective tax rates were 16.7 percent and 20.6 percent, respectively.

Deferred taxes—The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	September 30, 2014	December 31, 2013
Valuation allowance for non-current deferred tax assets	$306	$247

The increase in the valuation allowance for our non-current deferred tax assets was primarily related to the current net operating losses generated in Norway and the U.K. carryforward deductions related to charter payments.

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	September 30, 2014	December 31, 2013
Unrecognized tax benefits, excluding interest and penalties	$298	$326
Interest and penalties	162	176
Unrecognized tax benefits, including interest and penalties	$460	$502

In the year ending December 31, 2014, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease primarily due to the progression of open audits or the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits or court decisions.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2010.

Our tax returns in the major jurisdictions in which we operate, other than the U.S., Norway and Brazil, which are mentioned below, are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in two major jurisdictions for up to 19 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the timing or the outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated statement of cash flows.

U.S. tax investigations—During the nine months ended September 30, 2014, we received an assessment from the U.S. tax authorities related to our 2010 and 2011 U.S. federal income tax returns.  The significant issue raised in the assessment relates to transfer pricing for certain charters of drilling rigs between our subsidiaries.  This issue, if successfully challenged, would result in net adjustments of approximately $290 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2011 could increase substantially, and could have a material adverse effect on our consolidated results of operations or cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims to the contrary.

Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments as follows: (a) NOK 684 million, equivalent to approximately $106 million, plus interest, related to the migration of our subsidiary that was previously subject to tax in Norway, (b) NOK 412 million, equivalent to approximately $64 million, plus interest, related to a 2001 dividend payment and (c) NOK 43 million, equivalent to approximately $7 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  In November 2012, the Norwegian district court in Oslo heard the civil tax case regarding the disputed tax assessment of NOK 684 million related to the migration of our subsidiary. On March 1, 2013, the Norwegian district court in Oslo overturned the initial civil tax assessment and ruled in our favor, and the tax authorities filed an appeal. On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment of NOK 412 million, equivalent to approximately $64 million, but waived all penalties and interest. On September 12, 2014, we filed an appeal. We intend to take all other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

In October 2011, we provided a parent company guarantee in the amount of NOK 699 million, equivalent to approximately $109 million, with respect to one of the tax disputes.  In September 2014, the Norwegian tax authorities formally abandoned part of the claim by issuing a revised writ, and we reduced our parent guarantee to NOK 35 million, equivalent to approximately $5 million.  See Note 18—Subsequent Events.

In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of NOK 1.8 billion, equivalent to approximately $280 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  The criminal trial commenced in December 2012.  In May 2013, the Norwegian authorities dropped the financial claim of NOK 1.8 billion against one of our subsidiaries and the criminal case related to the migration case of another subsidiary.  The criminal trial proceedings ended in September 2013.  The Norwegian authorities subsequently suggested, if we were found guilty, that the court assess criminal penalties of NOK 230 million, equivalent to approximately $36 million, against three of our subsidiaries in addition to any civil tax penalties and the financial claim.

On July 2, 2014, the Norwegian district court in Oslo acquitted our three subsidiaries, two external tax attorneys and an external tax advisor of all criminal charges related to the disclosures in our Norwegian tax returns for the years 1999 through 2002 and statutory financial statements for the years ended December 31, 1996 through 2001.  On July 16, 2014, the Norwegian authorities dropped the financial claim of NOK 1.8 billion, equivalent to approximately $280 million, against two of our subsidiaries, fully closing this matter, and on the same date, filed an appeal with respect to the following charges: (a) disclosures in our Norwegian tax returns related to a dividend payment in 2001, (b) disclosures in our Norwegian tax returns related to an intercompany rig sale in 1999 and (c) certain inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 704 million, equivalent to approximately $288 million, including a 75 percent penalty and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  On May 19, 2014, with respect to our Brazilian income tax returns for the years 2009 and 2010, the Brazilian tax authorities issued an aggregate tax assessment of BRL 144 million, equivalent to approximately $59 million, including a 75 percent penalty and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 7—Discontinued Operations

Summarized results of discontinued operations

The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating revenues	$20	$302	$153	$817
Operating and maintenance expense	(15)	(291)	(146)	(825)
Loss on impairment of assets in discontinued operations	—	(14)	—	(14)
Gain (loss) on disposal of assets in discontinued operations, net	—	31	(10)	49
Income (loss) from discontinued operations before income tax expense	5	28	(3)	27
Income tax expense	(6)	(20)	(13)	(33)
Income (loss) from discontinued operations, net of tax	$(1)	$8	$(16)	$(6)

Assets and liabilities of discontinued operations

The carrying amounts of the major classes of assets and liabilities associated with our discontinued operations were classified as follows (in millions):

	September 30,	December 31,
	2014	2013
Assets
Materials and supplies, net	$2	$18
Other related assets	—	1
Assets held for sale	2	19
Other current assets	—	6
Total current assets	$2	$25

Liabilities
Deferred revenues	$—	$8
Other current liabilities	$—	$8

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Under the operating agreements, we agreed to continue to operate these standard jackups on behalf of Shelf Drilling until the earlier of expiration or novation of the underlying drilling contracts by Shelf Drilling.  As of September 30, 2014, we operated two standard jackups under operating agreements with Shelf Drilling, and we expect to complete performing services under such operating agreements before December 31, 2014.  Until the expiration or novation of such drilling contracts, we retain possession of the materials and supplies associated with the standard jackups that we operate under the operating agreements.  In the nine months ended September 30, 2014, we received cash proceeds of $25 million and recognized net gains of $2 million, which had no tax effect, associated with the sale of equipment and materials and supplies to Shelf Drilling upon expiration or novation of the drilling contracts.  In the three and nine months ended September 30, 2013, we received cash proceeds of $27 million and recognized aggregate net gains of $2 million and $5 million, respectively, associated with the disposal of assets unrelated to rig sales.  At September 30, 2014 and December 31, 2013, the materials and supplies associated with the drilling units that we operated under operating agreements with Shelf Drilling had an aggregate carrying amount of $2 million and $19 million, respectively.  Under a transition services agreement, we provided certain transition services through May 2014.

For a period through November 2015, we agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.  At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At September 30, 2014 and December 31, 2013, we had $89 million and $104 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 13—Commitments and Contingencies.

Other dispositions—During the nine months ended September 30, 2013, we completed the sale of the Standard Jackups D.R. Stewart, GSF Adriatic VIII, Interocean III, Trident IV-A and Trident VI along with related equipment.  In the three and nine months ended September 30, 2013, in connection with the disposal of these assets, we received aggregate net cash proceeds of $41 million and $104 million, respectively, and we recognized aggregate net gains of $29 million ($0.08 per diluted share) and $44 million ($0.12 per diluted share), respectively, which had no tax effect.

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

Disposition—In the nine months ended September 30, 2014, we received net cash proceeds of $10 million and recognized a net loss of $12 million ($0.04 per diluted share), which had no tax effect, associated with the sale of the drilling management services business.  In the three months ended September 30, 2014, we paid selling costs of $1 million associated with the sale of the drilling management services business.  We provided a limited guarantee in favor of one customer through completion of its drilling project, which concluded during the three months ended September 30, 2014.  We also agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  We earn interest on the outstanding borrowings at a fixed rate of 8.3 percent per annum, payable quarterly.  At September 30, 2014, ADTI had borrowings of $15 million outstanding under the working capital line of credit, recorded in other assets.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 8—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings (loss) from continuing operations were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$(2,216)	$(2,216)	$538	$538	$(1,158)	$(1,158)	$1,180	$1,180
Undistributed earnings allocable to participating securities	—	—	(5)	(5)	—	—	(10)	(10)
Income (loss) from continuing operations available to shareholders	$(2,216)	$(2,216)	$533	$533	$(1,158)	$(1,158)	$1,170	$1,170

Denominator for earnings (loss) per share
Weighted-average shares outstanding	362	362	360	361	362	362	360	360
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	362	362	360	361	362	362	360	360

Per share earnings (loss) from continuing operations	$(6.12)	$(6.12)	$1.48	$1.48	$(3.20)	$(3.20)	$3.25	$3.25

In the three and nine months ended September 30, 2014, we excluded 2.9 million and 2.3 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.  In the three and nine months ended September 30, 2013, we excluded 2.2 million share-based awards from the calculation since the effect would have been anti-dilutive.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 9—Drilling Fleet

Construction work in progress—For the nine months ended September 30, 2014 and 2013, the changes in our construction work in progress, including capital expenditures and capitalized interest, were as follows (in millions):

	Nine months ended September 30,
	2014	2013
Construction work in progress, at beginning of period	$2,710	$2,010

Newbuild construction program
Transocean Siam Driller (a) (b)	—	74
Transocean Andaman (a) (b)	—	82
Transocean Ao Thai (a) (b)	—	85
Deepwater Invictus (a) (c)	492	42
Deepwater Asgard (a) (c)	291	56
Deepwater Thalassa (d)	69	144
Deepwater Proteus (d)	56	88
Deepwater Conqueror (e)	113	—
Deepwater Pontus (d)	148	62
Deepwater Poseidon (d)	84	7
Transocean Cassiopeia (f)	4	—
Transocean Centaurus (f)	3	—
Transocean Cephus (f)	3	—
Transocean Cetus (f)	3	—
Ultra-Deepwater drillship TBN1 (g)	30	—
Transocean Circinus (f)	3	—
Ultra-Deepwater drillship TBN2 (g)	27	—
Other construction projects and capital additions	521	650
Total capital expenditures	1,847	1,290
Changes in accrued capital expenditures	(36)	(14)

Property and equipment placed into service
Transocean Siam Driller (a) (b)	—	(236)
Transocean Andaman (a) (b)	—	(242)
Deepwater Invictus (a) (c)	(736)	—
Deepwater Asgard (a) (c)	(786)	—
Other property and equipment	(608)	(663)
Construction work in progress, at end of period	$2,391	$2,145
_______________________________________________
(a)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project had been completed as of September 30, 2014.

(b)	The High-Specification Jackups Transocean Siam Driller, Transocean Andaman and Transocean Ao Thai commenced operations in March 2013, May 2013 and October 2013, respectively.

(c)
The Ultra-Deepwater drillships Deepwater Invictus and Deepwater Asgard, commenced operations in July 2014 and August 2014, respectively.  The total carrying amount included capitalized costs of $272 million, representing the estimated fair value of construction in progress acquired in connection with our acquisition of Aker Drilling ASA in October 2011.

(d)
Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the second quarter of 2016, the fourth quarter of 2016 and the second quarter of 2017, respectively.

(e)
Deepwater Conqueror, a newbuild Ultra-Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.

(f)
Transocean Cassiopeia, Transocean Centaurus, Transocean Cephus, Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild High-Specification Jackups under construction at Keppel FELS’ shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2016, the third quarter of 2016, the fourth quarter of 2016, the first quarter of 2017 and the third quarter of 2017, respectively.

(g)
Our two unnamed dynamically positioned Ultra-Deepwater drillships under construction at the Jurong Shipyard PTE Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2017 and the first quarter of 2018, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Dispositions—During the nine months ended September 30, 2014, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the High-Specification Jackups GSF Magellan and GSF Monitor along with related equipment.  In the three and nine months ended September 30, 2014, in connection with the disposal of these assets, we received aggregate net cash proceeds of $99 million and $182 million, respectively.  In the three and nine months ended September 30, 2014, we received cash proceeds of $3 million and $21 million, respectively, and recognized an aggregate net loss of $10 million and $12 million, respectively, associated with the disposal of assets unrelated to rig sales.

During the three months ended September 30, 2013, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the Deepwater Floater Transocean Richardson along with related equipment.  In the three and nine months ended September 30, 2013, in connection with the disposal of Transocean Richardson and related assets, we received cash proceeds of $145 million and recognized a net gain of $34 million ($22 million or $0.06 per diluted share, net of tax).  In the three and nine months ended September 30, 2013, we received cash proceeds of $25 million and $29 million, respectively, and recognized aggregate net losses of $2 million and $11 million, respectively, associated with the disposal of assets unrelated to rig sales.

During the nine months ended September 30, 2014, in connection with our efforts to dispose of non-strategic assets, we committed to plans to sell the Midwater Floater Sedneth 701 along with related equipment.  At September 30, 2014, in addition to the remaining assets associated with our discontinued operations, the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100, Sedco 703 and Sedneth 701, along with related equipment, and certain corporate assets were classified as assets held for sale with an aggregate carrying amount of $48 million.  At December 31, 2013, in addition to the remaining assets associated with our discontinued operations, the Deepwater Floater Sedco 709, the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100 and Sedco 703 and the High-Specification Jackup GSF Monitor along with related equipment, were classified as assets held for sale with an aggregate carrying amount of $129 million.  See Note 5—Impairments and Note 7—Discontinued Operations.

Note 10—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	September 30, 2014	December 31, 2013
4.95% Senior Notes due November 2015 (a)	$1,109	$1,113
5.05% Senior Notes due December 2016 (a)	999	999
2.5% Senior Notes due October 2017 (a)	748	748
ADDCL Credit Facilities due December 2017	—	163
Eksportfinans Loans due January 2018	427	591
6.00% Senior Notes due March 2018 (a)	997	998
7.375% Senior Notes due April 2018 (a)	247	247
6.50% Senior Notes due November 2020 (a)	900	900
6.375% Senior Notes due December 2021 (a)	1,199	1,199
3.8% Senior Notes due October 2022 (a)	745	745
7.45% Notes due April 2027 (a)	97	97
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	310	311
Capital lease contract due August 2029	621	637
7.5% Notes due April 2031 (a)	598	598
6.80% Senior Notes due March 2038 (a)	999	999
7.35% Senior Notes due December 2041 (a)	300	300
Total debt	10,353	10,702
Less debt due within one year
ADDCL Credit Facilities due December 2017	—	163
4.95% Senior Notes due November 2015 (a)	209	—
Eksportfinans Loans due January 2018	132	140
Capital lease contract due August 2029	21	20
Total debt due within one year	362	323
Total long-term debt	$9,991	$10,379
________________________________________________________

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Scheduled maturities—At September 30, 2014, the scheduled maturities of our debt were as follows (in millions):

Twelve months ending September 30,	Total
2015	$360
2016	1,050
2017	1,159
2018	2,059
2019	31
Thereafter	5,695
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,354
Total unamortized discounts, premiums and fair value adjustments, net	(1)
Total debt	$10,353

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

We may borrow under the New Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “New Five-Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five-Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the New Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At September 30, 2014, based on our Debt Rating on that date, the New Five-Year Revolving Credit Facility Margin was 1.5 percent and the facility fee was 0.225 percent.  At September 30, 2014, we had no borrowings outstanding, we had $20 million in letters of credit issued, and we had $3.0 billion of available borrowing capacity under the New Five-Year Revolving Credit Facility.

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

Former Three-Year Secured Revolving Credit Facility—We had a $900 million three-year secured revolving credit facility, established under a bank credit agreement dated October 25, 2012, that was scheduled to expire on October 25, 2015 (the “Former Three-Year Secured Revolving Credit Facility”).  Borrowings under the Former Three-Year Secured Revolving Credit Facility were secured by the Ultra-Deepwater Floaters Deepwater Champion, Discoverer Americas and Discoverer Inspiration.  At December 31, 2013, the aggregate carrying amount of Deepwater Champion, Discoverer Americas and Discoverer Inspiration was $2.2 billion.  In June 2014, we terminated the Former Three-Year Secured Revolving Credit Facility and the related security agreements.  No borrowings were outstanding under the Former Three-Year Secured Revolving Credit Facility at the time of its termination.  In the nine months ended September 30, 2014, we recognized a loss of $4 million associated with the early termination of the Former Three-Year Secured Revolving Credit Facility.

ADDCL Credit Facilities—ADDCL had a senior secured credit facility, comprised of Tranche A for $215 million and Tranche C for $399 million, established under a bank credit agreement dated June 2, 2008 that was scheduled to expire in December 2017 (the “ADDCL Primary Loan Facility”).  Unaffiliated financial institutions provided the commitment for and borrowings under Tranche A, and one of our subsidiaries provided the commitment for Tranche C.  ADDCL also had a $90 million secondary credit facility, established under a bank credit agreement dated June 2, 2008 that was scheduled to expire in December 2015 (the “ADDCL Secondary Loan Facility” and together with the ADDCL Primary Loan Facility, the “ADDCL Credit Facilities”).  One of our subsidiaries provided 65 percent of the total commitment under the ADDCL Secondary Loan Facility.  At December 31, 2013, borrowings of $534 million and $80 million were outstanding under the ADDCL Primary Loan Facility and the ADDCL Secondary Loan Facility, respectively, of which $399 million and $52 million, respectively, were provided by one of our subsidiaries and were eliminated in consolidation.  In February 2014, we repaid the outstanding borrowings under the ADDCL Credit Facilities and terminated the bank credit agreements under which the credit facilities were established.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

ADDCL was required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At December 31, 2013, ADDCL had restricted cash investments of $20 million.  The restricted cash investments were released as a result of our repayment of borrowings under the ADDCL Credit Facilities.

Eksportfinans Loans—We have borrowings under the Loan Agreement dated September 12, 2008 and the Loan Agreement dated November 18, 2008, between one of our subsidiaries and Eksportfinans ASA (together, the “Eksportfinans Loans”).  At September 30, 2014 and December 31, 2013, aggregate borrowings of NOK 2.8 billion and NOK 3.6 billion, respectively, equivalent to approximately $429 million and $594 million, respectively, were outstanding under the Eksportfinans Loans.

The Eksportfinans Loans require collateral to be held by a financial institution through expiration (the “Aker Restricted Cash Investments”).  At September 30, 2014 and December 31, 2013, the aggregate principal amount of the Aker Restricted Cash Investments was NOK 2.8 billion and NOK 3.6 billion, respectively, equivalent to approximately $429 million and $594 million, respectively.

4.95% Senior Notes due November 2015—In September 2014, in connection with our efforts to reduce debt, we committed to a plan to redeem $207 million aggregate principal amount of the 4.95% Senior Notes due November 2015 and reclassified the respective carrying amount to debt due within one year.  We expect to redeem the aggregate principal amount, together with interest and a make-whole provision, in November 2014.  At September 30, 2014 and December 31, 2013, the aggregate principal amount of the 4.95% Senior Notes due November 2015 was $1.1 billion.

Note 11—Derivatives and Hedging

Derivatives designated as hedging instruments—During the nine months ended September 30, 2014, we entered into interest rate swaps, which are designated and qualify as a fair value hedge, to reduce our exposure to changes in the fair value of the 6.0% Senior Notes due March 2018 and the 6.5% Senior Notes due November 2020.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset the changes in the fair value of the hedged fixed-rate notes.

At September 30, 2014, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount	Fixed or variable rate	Weighted average rate
Interest rate swaps, fair value hedge	$1,500	Variable	4.65%	$1,500	Fixed	6.25%

At September 30, 2014, our derivatives designated as hedging instruments had aggregate carrying amounts of $1 million and $3 million, recorded in other assets and other long-term liabilities, respectively, measured at fair value.

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

In June 2014, we committed to freeze benefits of our qualified defined benefit pension plan in the U.S., which covers substantially all U.S. employees, and one of our unfunded supplemental benefit plans.  We also committed to enhance the benefits under our defined contribution plan in the U.S.  Each of these amendments will be effective as of January 1, 2015.  In September 2014, we recognized settlement and curtailment charges for two of our unfunded defined benefit plans in Nigeria and Egypt associated with certain employee terminations.  As a result of these events, we remeasured the funded status of the four plans and in the nine months ended September 30, 2014, we reduced the aggregate liability by $70 million with a corresponding entry to accumulated other comprehensive loss.  As of September 30, 2014 and December 31, 2013, our defined benefit pension and other post retirement plans had an aggregate liability of $315 million and $417 million, respectively, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended September 30, 2014				Three months ended September 30, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$9	$8	$—	$17	$13	$6	$1	$20
Interest cost	15	6	1	22	16	5	—	21
Expected return on plan assets	(19)	(7)	—	(26)	(18)	(5)	—	(23)
Settlements and curtailments	—	2	—	2	—	1	—	1
Actuarial losses, net	3	2	—	5	10	—	—	10
Prior service cost, net	—	—	—	—	—	1	—	1
Net periodic benefit costs	$8	$11	$1	$20	$21	$8	$1	$30

Funding contributions	$—	$4	$—	$4	$—	$9	$1	$10

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$30	$23	$—	$53	$42	$20	$1	$63
Interest cost	49	20	2	71	47	16	1	64
Expected return on plan assets	(56)	(22)	—	(78)	(52)	(16)	—	(68)
Settlements and curtailments	(6)	3	—	(3)	1	1	—	2
Actuarial losses, net	13	4	—	17	36	2	—	38
Prior service cost, net	(1)	—	—	(1)	(1)	1	—	—
Net periodic benefit costs	$29	$28	$2	$59	$73	$24	$2	$99

Funding contributions	$42	$28	$—	$70	$60	$30	$2	$92

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

In the nine months ended September 30, 2014, we made an aggregate cash payment of $60 million in satisfaction of amounts due under the Plea Agreement, including $53 million to the National Fish and Wildlife Foundation and $7 million to the National Academy of Sciences.  In the nine months ended September 30, 2013, we made an aggregate cash payment of $160 million in satisfaction of amounts due under the Plea Agreement, including $100 million for the payment of the criminal fine, $58 million for the initial payment to the National Fish and Wildlife Foundation and $2 million for the initial payment to the National Academy of Sciences.

In the nine months ended September 30, 2014 and 2013, we paid $412 million and $404 million, respectively, including interest, in satisfaction of amounts due under the Consent Decree.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

At September 30, 2014, the aggregate future payments required under our outstanding settlement obligations under the Plea Agreement and the Consent Decree, excluding interest, were as follows (in millions):

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

Under the terms of the Consent Decree, the U.S. agreed not to sue Transocean Ltd. and certain of our subsidiaries and certain related individuals for civil or administrative penalties for the Macondo well incident under specified provisions of the CWA, the Outer Continental Shelf Lands Act (“OSCLA”), the Endangered Species Act, the Marine Mammal Protection Act, the National Marine Sanctuaries Act, the federal Oil and Gas Royalty Management Act, the Comprehensive Environmental Response, the Compensation and Liability Act (“CERCLA”), the Emergency Planning and Community Right-to-Know Act (“EPCRA”) and the Clean Air Act.  In addition, the Consent Decree resolved our appeal of the incidents of noncompliance under the OSCLA issued by the Bureau of Safety and Environmental Enforcement on October 12, 2011 without any admission of liability by us, and we subsequently dismissed our appeal.

The Consent Decree did not resolve the rights of the U.S. with respect to all other matters, including certain liabilities under the Oil Pollution Act of 1990 (“OPA”) for removal costs or resulting from a natural resources damages assessment (“NRDA”).  The U.S. District Court, Eastern District of Louisiana (the “MDL Court”) held that we are not a responsible party under OPA for damages resulting from subsurface discharge from the Macondo well incident.  If this ruling is upheld on appeal, our NRDA liability as a responsible party would be limited to any such damages arising from any above-surface discharge.  However, in its Findings of Fact and Conclusions of Law from the Phase One Trial, the MDL Court ruled that Transocean was the “operator” of the Macondo well and was, therefore, liable for removal costs under 33 U.S.C. § 2704(c)(3), a separate provision of OPA that permits government entities to recover removal costs by owners and operators of a facility or vessel from which oil discharges. As discussed below, however, the MDL Court found that “Transocean’s liability to government entities for removal costs is ultimately shifted to BP by virtue of the contractual indemnity.”

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

Macondo well incident contingencies

Overview—We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2014 and December 31, 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $431 million and $464 million, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We have also recognized an asset associated with the portion of our estimated losses that we believe is probable of recovery from insurance.  At September 30, 2014 and December 31, 2013, the insurance recoverable asset was $34 million and $10 million, respectively, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Multidistrict litigation proceeding—Many of the Macondo well related claims are pending in the MDL Court.  Phase One of the trial began on February 25, 2013 and testimony concluded on April 17, 2013.  This phase addressed fault issues, including negligence, gross negligence, or other bases of liability of the various defendants with respect to the cause of the blowout and the initiation of the oil spill, as well as limitation of liability issues.  In June and July 2013, the parties filed post-trial briefs and proposed findings of fact and conclusions of law.

On September 4, 2014, the MDL Court entered Findings of Fact and Conclusions of Law for the Phase One trial.  The MDL Court concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that Transocean was negligent and 30 percent at fault; and that Halliburton Company (“Halliburton”) was negligent and three percent at fault.  Because the MDL Court found that Transocean was not grossly negligent, it concluded that BP’s contractual agreement to indemnify us for compensatory damages is valid and enforceable and, as a result, we no longer have exposure for punitive damages.  The MDL Court also ruled that BP’s contractual agreement to release its own claims against us is valid and enforceable.  This release bars the Plaintiff’s Steering Committee (the “PSC”) from pursuing claims that have been assigned to it by BP in the BP/PSC settlement.

The MDL Court’s rulings include a number of Transocean-specific findings and conclusions.  The MDL Court found that the Deepwater Horizon’s crew was negligent in its conduct of a negative pressure test, which was intended, among other things, to test the integrity of the cement in the well, and in certain well control decisions in the hour before the blowout. The MDL Court found three other bases for imposing negligence liability on Transocean as follows: (1) the crew’s improper diversion of fluids that had entered the riser to the rig’s mud-gas separator instead of overboard; (2) the crew’s failure to properly maintain the BOP; and (3) the master’s failure to timely activate the Emergency Disconnect System as a consequence of an ambiguous command structure. The MDL Court held that these three failures were “within Transocean’s privity and knowledge.” As a result, the MDL Court held that Transocean Holdings LLC, Transocean Deepwater Inc., and Transocean Offshore Deepwater Drilling Inc., three of our wholly owned subsidiaries, could not limit their liability under the Limitation of Liability Act. Under the MDL Court’s ruling, however, we are entitled to indemnity from BP for any compensatory damages resulting from oil discharged from the Macondo well.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

The MDL Court also concluded that we were an “operator” of the Macondo well for purposes of 33 U.S.C. § 2704(c)(3), a provision of OPA that permits government entities to recover removal costs by owners and operators of a facility or vessel that caused a discharge.  The MDL Court, however, reiterated that “Transocean’s liability to government entities for removal costs is ultimately shifted to BP by virtue of contractual indemnity.”

The MDL Court released two Transocean entities from liability under general maritime law.  First, the MDL Court held that Transocean Ltd. was not liable under general maritime law.  The MDL Court also granted a motion for judgment on partial findings by Triton Asset Leasing GmbH, the entity that owned Deepwater Horizon and our wholly owned subsidiary, on the grounds that any negligence or unseaworthiness that caused the blowout arose after the bareboat charter commenced.

The Phase One ruling did not quantify damages or result in a final monetary judgment.  However, because it is a determination of liability under maritime law, the Phase One ruling is likely appealable.

Before the Phase One trial, in March 2012, BP and the PSC announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement agreement provides that (a) to the extent permitted by law, BP will assign to the settlement class certain of BP’s claims, rights and recoveries against us for damages with protections such that the settlement class is barred from collecting any amounts from us unless it is finally determined that we cannot recover such amounts from BP, and (b) the settlement class releases all claims for compensatory damages against us but purports to retain claims for punitive damages against us.

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

On January 10, 2014, another panel of the Fifth Circuit affirmed the MDL Court’s final approval of the BP/PSC Settlement.  Thereafter, BP and certain plaintiffs who objected to the settlement filed petitions seeking rehearing in the Fifth Circuit of both decisions.  On May 20, 2014, the Fifth Circuit denied those petitions.  On August 1, 2014, BP filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of the Fifth Circuit’s decisions.  The U.S. Supreme Court has not yet ruled on the petition.

In December 2012, in response to the BP/PSC Settlement, we filed three motions seeking partial summary judgment on various claims, including punitive damages claims.  The MDL Court has not formally ruled on these motions, but the MDL Court ruled in the Phase One Findings of Fact and Conclusions of Law that we were not reckless or grossly negligent and thus are not liable for punitive damages.

In May 2013, we filed a motion seeking partial summary judgment on claims asserted by BP against us seeking damages from loss of the well and for source-control and cleanup costs (the “Direct Damages” claims).  The Direct Damages claims are included in the claims BP assigned to the economic and property damages settlement class.  The motion argues that BP released the Direct Damages claims in its contract with us and that the release is enforceable even if we are found grossly negligent.  Some courts have held that such agreements will not be enforced if the defendant is found grossly negligent.  The MDL Court has not ruled on this motion, but, as discussed above, the MDL Court ruled in the Phase One Findings of Fact and Conclusions of Law that we were not grossly negligent and thus found that BP’s release of claims is valid and enforceable.

On September 2, 2014, Halliburton and the PSC filed a proposed settlement of the PSC’s punitive damages and assigned claims against Halliburton.  The proposed settlement agreement prohibits the PSC from settling any assigned claims against us unless we agree to release Halliburton from any claims for contribution or indemnity for amounts paid under the settlement. The proposed agreement purports to reserve the PSC’s rights to continue pursuing assigned or punitive damages claims against us, but the MDL Court’s Phase One Findings of Fact and Conclusions of Law prevent the PSC from pursuing those claims. The MDL Court has not yet approved the settlement.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Phase Two of the trial began on September 30, 2013 and concluded on October 17, 2013.  This phase addressed BP’s conduct related to stopping the release of hydrocarbons after April 22, 2010 and quantification of the amount of oil discharged.  In light of BP’s criminal plea agreement with the DOJ acknowledging that it provided the government with false or misleading information throughout the spill response, we argued at trial that BP’s fraud delayed the final capping of the well and that we should not be liable for damages resulting from this delay.  On December 20, 2013, the parties filed post-trial briefs and proposed findings of fact and conclusions of law, and on January 24, 2014, the parties filed response briefs.  The MDL Court has not yet ruled on the issues tried in the second phase of the trial.

We can provide no assurances as to the outcome of the Phase Two trial or, any appeals of the Phase One ruling, as to the timing of any further rulings, that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.

See Note 18—Subsequent Events.

Litigation—As of September 30, 2014, approximately 1,412 actions or claims were pending against us, along with other unaffiliated defendants, in state and federal courts.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of the legal actions or claims.  We are evaluating all claims and intend to vigorously defend any claims and pursue any and all defenses available.  In addition, we believe we are entitled to contractual defense and indemnity for all wrongful death and personal injury claims made by non-employees and third-party subcontractors’ employees as well as all liabilities for pollution or contamination, other than for pollution or contamination originating on or above the surface of the water.  See “—Contractual indemnity.”

Wrongful death and personal injury—As of September 30, 2014, we have been named, along with other unaffiliated defendants, in nine complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Nine complaints involve fatalities and 63 complaints seek recovery for bodily injuries.  A number of these lawsuits have been settled.  Per the order of the Multidistrict Litigation Panel (“MDL”), all claims but one have been centralized for discovery purposes in the MDL Court.  The complaints generally allege negligence and seek awards of unspecified economic damages and punitive damages.  BP, MI-SWACO, Weatherford International Ltd. and Cameron International Corporation (“Cameron”) and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

Economic loss—As of September 30, 2014, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 996 pending individual complaints as well as 183 putative class-action complaints that were pending in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  The complaints generally allege, among other things, potential economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on OPA and state OPA analogues.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  No classes have been certified at this time.  Most of these actions have either been transferred to or are the subject of motions to transfer to the MDL.  See “—Contractual indemnity.”

Cross-claims, counter-claims, and third-party claims—In April 2011, several defendants in the MDL litigation filed cross-claims or third-party claims against us and certain of our subsidiaries, and other defendants.  BP filed a claim seeking contribution under OPA and maritime law, subrogation and claimed breach of contract, unseaworthiness, negligence and gross negligence.  Through these claims, BP sought to recover from us damages it has paid or may pay arising from the Macondo well incident.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  Anadarko Petroleum Corporation (“Anadarko”), which owned a 25 percent non-operating interest in the Macondo well, asserted claims of negligence, gross negligence, and willful misconduct and is seeking indemnity under state and maritime law and contribution under maritime and state law as well as OPA.  MOEX Offshore 2007 LLC (“MOEX”), which owned a 10 percent non-operating interest in the Macondo well, filed claims of negligence under state and maritime law, gross negligence under state law, gross negligence and willful misconduct under maritime law and is seeking indemnity under state and maritime law and contribution under maritime law and OPA.  Cameron, the manufacturer and designer of the blowout preventer, asserted multiple claims for contractual indemnity and declarations regarding contractual obligations under various contracts and quotes and is also seeking non-contractual indemnity and contribution under maritime law and OPA.  As part of the BP/PSC Settlement, one or more of these claims against us and certain of our subsidiaries have been assigned to the PSC settlement class.  Halliburton, which provided cementing and mud-logging services to the operator, filed a claim against us seeking contribution and indemnity under maritime law, contractual indemnity and alleging negligence and gross negligence.  Additionally, certain other third parties filed claims against us for indemnity and contribution.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Federal securities claims—On September 30, 2010, a federal securities proposed class action was filed in the U.S. District Court, Southern District of New York, naming us and former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement related to our shareholder meeting in connection with our merger with the acquired company violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claimed that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys’ fees on behalf of itself and the proposed class members.  In connection with that action, we were obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  On October 4, 2012, the court denied our motion to dismiss the action.  On June 27, 2013, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) ruled in the unrelated action on an issue that could be relevant to the disposition of this case in a manner that supported our position that the plaintiff’s existing claims alleged in the action are time-barred.  On August 30, 2013, we filed a motion to dismiss on the ground that the claims are time-barred, citing the ruling of the Second Circuit.  On September 20, 2013, plaintiffs filed an opposition to our motion to dismiss and on September 24, 2013, we filed a reply to that opposition.  On March 11, 2014, the court granted the defendants’ motion and dismissed the claims as time-barred.  On March 13, 2014, judgment was entered and the case was closed.  On March 19, 2014, plaintiffs filed a notice of appeal to the Second Circuit.  On April 23, 2014, the Second Circuit granted plaintiff’s motion to stay pending the U.S. Supreme Court’s decision in Public Employees Retirement System of Mississippi v. IndyMac MBS Inc., in which certiorari was granted at 134 S. Ct. 1515 (2014).

Other federal statutes—Several of the claimants have made assertions under the statutes, including the CWA, the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Air Act, the CERCLA and the EPCRA.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed in the state district court in Texas by our shareholders naming us as a nominal defendant and certain of our current and former officers and directors as defendants.  These cases allege breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident.  The plaintiffs are generally seeking to recover, on behalf of us, damages to Transocean Ltd. and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Any recovery of the damages or disgorgement by the plaintiffs in these actions would be paid to us.  If the plaintiffs prevail, we could be required to pay plaintiffs’ attorneys’ fees.  In addition, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  The two actions have been consolidated before a single judge.  In August 2012, the defendants filed a motion to dismiss the complaint on the grounds that the actions must be maintained in the courts of Switzerland and that the plaintiffs lack standing to assert the claims alleged.  In December 2012, in response to defendants' motion to dismiss for lack of standing, the plaintiffs dismissed their action without prejudice.  In January 2013, one of the plaintiffs re-filed a previously dismissed complaint seeking to recover damages to Transocean Ltd. and disgorgement of all profits, benefits, and other compensation from the individual defendants.  Certain defendants filed a motion to dismiss the re-filed complaint in March 2013 on the ground that the action must be maintained in the courts of Switzerland.  On July 30, 2013, the court granted the motion to dismiss.  On August 29, 2013, the state district court of Texas dismissed the action in its entirety as to all defendants.  Plaintiffs filed an appeal in the Court of Appeals for the First District of Texas on September 6, 2013 and filed a brief in support of their appeal on November 27, 2013.  On February 10, 2014, the defendants filed a response to the appeal, and on March 3, 2014, the plaintiffs filed a reply.  On July 24, 2014, the Court of Appeals for the First District of Texas affirmed the trial court’s order granting defendants’ motion to dismiss.  Plaintiffs had until August 8, 2014 to seek a rehearing or reconsideration of the decision by the Court of Appeals for the First District of Texas and until September 8, 2014 to seek review by the Texas Supreme Court, but let both deadlines pass.

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

On February 22, 2012, the MDL Court ruled on cross-motions for partial summary judgment filed by DOJ, Anadarko and us that we are not liable as a responsible party for damages under OPA with respect to the below surface discharges from the Macondo well.  The MDL Court also ruled that, for purpose of the CWA, oil discharged from the well facility, and not from the Deepwater Horizon vessel, and that we, therefore, are not liable for such discharges under the CWA as an owner of the vessel. However, the MDL Court ruled that the issue of whether we could be held liable for such discharge under the CWA as an operator of the well facility could not be resolved on summary judgment. The MDL Court later ruled in the Phase One Findings of Fact and Conclusions of Law that we were the operator of the well facility. In January 2013, we entered into an agreement with the DOJ regarding liability to the U.S. with respect to its CWA claim through the Consent Decree. The Consent Decree did not resolve the rights of the U.S. with respect to certain liabilities under OPA for removal costs or resulting from NRDA.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

In August and September 2012, Anadarko and BP filed appeals to the Fifth Circuit, in which they argued that, under the CWA, oil discharged from the vessel, not from the well facility.  On June 4, 2014, the Fifth Circuit affirmed the ruling of the MDL Court that BP and Anadarko are liable for civil penalties under the CWA.  The opinion did not address whether we could be considered the operator of the well for purposes of penalties under the CWA.  BP and Anadarko have petitioned for rehearing.  The Fifth Circuit, however, has not acted on the petition.  As a result of our Consent Decree agreement, the outcome of this appeal does not affect our CWA civil penalty liability for the Macondo well incident.  See “—Macondo well incident settlement obligations.”

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

The Mexican States’ OPA claims were subsequently dismissed for failure to demonstrate that recovery under OPA was authorized by treaty or executive agreement.  However, the Court preserved some of the Mexican States’ negligence and gross negligence claims, but only to the extent there has been a physical injury to a proprietary interest.  On September 6, 2013, the MDL Court ruled that the Federal Government of Mexico rather than the Mexican States had the proprietary interest in the property and natural resources allegedly injured by the spill and, on that basis, dismissed the remaining claims of the Mexican States.  The Mexican States have appealed to the Fifth Circuit, and the Fifth Circuit has scheduled oral argument for October 27, 2014.  The claims of the Federal Government of Mexico remain pending.  On September 18, 2013, the Mexican State of Yucatan filed a suit similar to those filed by the other Mexican States.

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

On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims. The MDL Court ruled that state law, both statutory and common law, is inapplicable to the Macondo well incident. Accordingly, all claims brought under state law were dismissed. Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception. The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest. Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party. Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties. Certain Louisiana parishes appealed the dismissal of the state law penalty claims. On February 24, 2014, the Fifth Circuit affirmed the MDL Court’s dismissal of the state law claims.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

The state, local and foreign government claims include claims under OPA.  On February 22, 2012, the MDL Court ruled that we are not a responsible party under OPA for damages with respect to subsurface discharge from the Macondo well.  The MDL Court subsequently found that we are an “operator” under OPA and are liable to the government for removal costs, though it also concluded that BP must indemnify us for this liability.

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

Natural Resources Damages Assessments—Under OPA, designated state and federal trustees are authorized to undertake a NRDA to assess potential natural resource injuries resulting from a discharge of oil or the substantial threat of a discharge and response activities and develop and implement a plan for restoration of injured resources, if any.  The trustees will invite responsible parties to participate in and fund such efforts.  As of September 30, 2014, we have received 11 such requests as follows: (1) on September 27, 2010, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (2) on October 14, 2010 from the U.S. Department of the Interior-Fish and Wildlife Service; (3) on November 19, 2010, from the Louisiana Department of Public Safety and Corrections-Public Safety Services; (4) on December 23, 2011, from the U.S. Department of the Interior-Fish and Wildlife Service; (5) on December 23, 2011, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (6) on May 4, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Association; (7) on July 27, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (8) on September 19, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (9) on September 24, 2012, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration; (10) on October 4, 2012, from the U.S. Department of the Interior-Fish and Wildlife Service; and (11) on July 11, 2013, from the U.S. Department of Commerce-National Oceanic and Atmospheric Administration.  We responded to these requests and declined to participate in the funding on the grounds that we are not a responsible party for discharges from the wellhead.  The government is proceeding with the NRDA with funding provided by BP.

Citizen suits under environmental statutes—The Center for Biological Diversity (the “Center”), a private environmental group, sued BP, us and certain of our affiliates under multiple federal environmental statutes seeking monetary penalties and injunctive relief.  The MDL Court dismissed all of the claims, and in January 2013, the Fifth Circuit affirmed that dismissal with one exception: the Fifth Circuit remanded to the district court the Center’s claim for injunctive relief, but not for penalties, based on BP and Transocean’s alleged failure to make certain reports about the constituents of oil spilled into the U.S. Gulf of Mexico as required by federal EPCRA.

On April 15, 2014, BP and we moved for summary judgment.  On the same day, the Center moved for partial summary judgment against BP.  It did not move for partial summary judgment against us, though it purported to reserve its right to do so in the future.  Opposition briefs were filed on May 5, 2014, and reply briefs were filed on May 19, 2014.  The MDL Court has not yet scheduled a hearing date for oral argument or indicated when it will rule on the motions.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

In May 2010, we received notice from BP maintaining that it believes that it is entitled to additional insured status under our excess liability insurance program.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  In response, our wholly owned captive insurance subsidiary and our first four excess layer insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a judgment declaring that they have limited additional insured obligations to BP, Anadarko and MOEX.  We are parties to the declaratory judgment actions, which were transferred to the MDL Court for discovery and other purposes.  On November 15, 2011, the MDL Court ruled that BP’s coverage rights are limited to the scope of our indemnification of BP in the drilling contract.  A final judgment was entered against BP, Anadarko and MOEX, and BP appealed.  On March 1, 2013, the Fifth Circuit Court of Appeals issued an opinion reversing the decision of the MDL Court, and holding that BP is an unrestricted additional insured under the policies issued by our wholly owned captive insurance company and the first four excess layer insurers.  We and the insurers filed petitions for rehearing with the Fifth Circuit Court of Appeals.  On August 29, 2013, the Fifth Circuit Court of Appeals issued an opinion withdrawing the March 1, 2013 opinion and certifying certain insurance law questions to the Texas Supreme Court.  On September 6, 2013, the Texas Supreme Court accepted certification of these questions.  The parties’ briefing to the Texas Supreme Court was completed on March 10, 2014.  Oral argument was held on September 16, 2014.  The Texas Supreme Court has not ruled on the certified questions.

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

On June 17, 2011 and July 31, 2012, our first layer and second layer of excess insurers, respectively, each representing $150 million of insurance coverage, filed interpleader actions.  On February 14, 2013, the third and fourth layers, each representing $200 million of insurance coverage, filed interpleader actions substantially similar to the prior filings.  The insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In these actions, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties to the first and second excess insurer interpleader actions have executed protocol agreements to facilitate the reimbursement and funding of settlements of personal injury and fatality claims of our crew and vendors (collectively, “crew claims”) using insurance funds and claims were submitted to the court for review.  Following the court’s determination and approval of the amounts to be paid by the insurers with respect to the crew claims submitted by the parties, the first layer of excess insurers made reimbursement payments to the parties for crew claims during the year ended December 31, 2013.  Additional claims have been submitted to the court in 2014, and we are awaiting the court’s determination and approval of the amounts to be paid by insurers.  Parties to the third and fourth excess insurer interpleader actions have agreed to adjourn the deadline for responses to the pleadings to an unspecified date that will follow a decision in another action that pertains to our insurance.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Although we believe we are entitled to contractual defense and indemnity, the operator has sought to avoid its indemnification obligations.  In April 2011, the operator filed a claim seeking a declaration that it is not liable to us in contribution, indemnification, or otherwise.  On November 1, 2011, we filed a motion for partial summary judgment, seeking enforcement of the indemnity obligations for pollution and civil fines and penalties contained in the drilling contract with the operator.  On January 26, 2012, the court ruled that the drilling contract requires the operator to indemnify us for compensatory damages asserted by third parties against us related to pollution that did not originate on or above the surface of the water, even if the claim is the result of our strict liability, negligence, or gross negligence.  The court also held that the operator does not owe us indemnity to the extent that we are held liable for civil penalties under the CWA or for punitive damages, and we have since agreed with the DOJ that we will not seek indemnity or reimbursement of our Consent Decree payments from the operator or the other non-insurer defendants named in the complaint by the U.S.  The court initially deferred ruling on the operator’s argument that we committed a core breach of the drilling contract or otherwise materially increased the operator’s risk or prejudiced its rights so as to vitiate the operator’s indemnity obligations.  In the September 4, 2014 ruling, however, the MDL Court upheld the indemnities, implicitly finding no core breach of contract occurred.  Our motion for partial summary judgment and the court’s ruling did not address the issue of contractual indemnity for criminal fines and penalties.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.  Our motion did not ask the court to rule on the validity of BP’s agreement in the drilling contract to release us from any claims asserted by BP itself.  Some courts have held that such agreements will not be enforced if the defendant is found to be grossly negligent.  In May 2013, we filed another motion for partial summary judgment seeking to enforce BP’s agreement to release claims made by BP itself and asking the MDL Court to dismiss certain claims BP assigned to PSC as part of their settlement.  In its Phase One Findings of Fact and Conclusions of Law, the MDL Court ruled that BP’s agreement to indemnify us and BP’s release of claims against us are valid and enforceable, barring the PSC from pursuing assigned claims against us.  This ruling may be subject to appeal under maritime law.

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

During the year ended December 31, 2013, a group of lawsuits premised on the same allegations as those in Mississippi were filed in Louisiana.  Four of the original cases were dismissed through early motions.  As of September 30, 2014, 20 plaintiffs have claims pending against one or more of our subsidiaries in four different lawsuits in Louisiana.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes. The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund. The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos. As of September 30, 2014, the subsidiary was a defendant in approximately 881 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 1,692 plaintiffs in these lawsuits. For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries. The first of the asbestos-related lawsuits was filed against the subsidiary in 1990. Through September 30, 2014, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary. The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases. However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary. Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims. While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 415 million, equivalent to approximately $170 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 552 million, equivalent to approximately $226 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 34 million, equivalent to approximately $14 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities is possible.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Petrobras withholding taxes—In July 2014, we received letters from Petróleo Brasileiro S.A. (“Petrobras”) informing us that the Brazilian Federal Revenue Service (the “RFB”) is assessing Petrobras for withholding taxes presumably due and unpaid on payments made in 2008 and 2009 to beneficiaries domiciled outside of Brazil in connection with the charter agreements related to work performed by its contractors, including us.  Petrobras is challenging such tax assessment and has indicated that, if it loses the tax dispute, it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that Petrobras is being requested to pay.  Petrobras has informed us that it has received from the RFB notices of deficiencies for BRL 283 million, equivalent to approximately $116 million, excluding penalties, interest and fees, related to work performed by us.  We have informed Petrobras that we believe it has no basis for seeking reimbursement from us, and we intend to vigorously challenge any assertions to the contrary.  An unfavorable outcome on these matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Nigerian Cabotage Act litigation—In October 2007, three of our subsidiaries were each served a Notice and Demand from the Nigeria Maritime Administration and Safety Agency, imposing a two percent surcharge on the value of all contracts performed by us in Nigeria pursuant to the Coastal and Inland Shipping (Cabotage) Act 2003 (the “Cabotage Act”).  Our subsidiaries each filed an originating summons in the Federal High Court in Lagos challenging the imposition of this surcharge on the basis that the Cabotage Act and associated levy is not applicable to drilling rigs.  The respondents challenged the competence of the suits on several procedural grounds.  The court upheld the objections and dismissed the suits.  In December 2010, our subsidiaries filed a new joint Cabotage Act suit.  The Federal High Court in Lagos has scheduled the matter for hearing on January 22, 2015.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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

One of our subsidiaries has been ordered by the California Regional Water Quality Control Board (“CRWQCB”) to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California.  This site was formerly owned and operated by certain of our subsidiaries.  It is presently owned by an unrelated party, which has received an order to test the property.  We have also been advised that one or more of our subsidiaries is likely to be named by the EPA as a PRP for the San Gabriel Valley, Area 3, Superfund site, which includes this property.  Testing has been completed at the property, but no contaminants of concern were detected.  In discussions with CRWQCB staff, we were advised of their intent to issue us a “no further action” letter, but it has not yet been received.  Based on the test results, we would contest any potential liability.  We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party.  The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

On February 24, 2011, the Housing Authority of the City of Los Angeles (“HACLA”) filed an original complaint against multiple defendants for releases of hazardous substances and other hazardous materials based on prior use of a site it now owns between the late 1930s and 2008.  HACLA seeks recovery for response costs and other damages resulting from the release of those hazardous substances and materials.  On September 20, 2013, one of the third-party defendants filed claims against one of our subsidiaries as a fourth party defendant asserting cost recovery and contribution under CERCLA, contribution pursuant to California Health and Safety Code, equitable contribution and indemnity and declaratory judgment.  Our subsidiary never owned or leased the site, and our subsidiary’s involvement at the site was primarily related to the demolition, excavation and grading of the site between 1979 and 1980.  On May 23, 2014, our subsidiary and its insurer agreed to settle the matter with the third-party defendant, and on August 1, 2014, the U.S. District Court in the Central District of California entered an order barring all persons and entities from pursuing claims or causes of action against our subsidiary arising from this litigation and, accordingly, our subsidiary was dismissed from the lawsuit.

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

Retained risk

Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1. We periodically evaluate our insurance limits and self-insured retentions. At September 30, 2014, the insured value of our drilling rig fleet was approximately $27.8 billion, excluding our rigs under construction.

We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.

Hull and machinery coverage—At September 30, 2014, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period. Subject to the same shared deductible, we also had coverage for an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate rig damage, wreck or debris removal and collision liability. Any excess wreck or debris removal costs and excess collision liability costs are generally covered to the extent of our remaining excess liability coverage.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Excess liability coverage—At September 30, 2014, we carried excess liability coverage of $700 million in the commercial market excluding deductibles and self-insured retention, noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage had separate $10 million per occurrence deductibles on collision liability claims and $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retained the risk for any liability losses in excess of $750 million.

Other insurance coverage—At September 30, 2014, we also carried $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

Letters of credit and surety bonds

At September 30, 2014 and December 31, 2013, we had outstanding letters of credit totaling $418 million and $575 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $89 million and $104 million, respectively, that we agreed to maintain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At September 30, 2014 and December 31, 2013, we had outstanding surety bonds totaling $6 million.

Note 14—Shareholders’ Equity

Distributions of qualifying additional paid-in capital—In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  We do not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 18 and September 17, 2014, we paid the first two installments in the aggregate amount of $544 million to shareholders of record as of May 30 and August 22, 2014, respectively.  At September 30, 2014, the aggregate carrying amount of the distribution payable was $544 million.

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

Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At September 30, 2014 and December 31, 2013, our subsidiary held 8.7 million shares and 10.2 million shares, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, were as follows (in millions):

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(188)	$—	$(188)	$(437)	$3	$(434)
Other comprehensive loss before reclassifications	(3)	—	(3)	(2)	(1)	(3)
Reclassifications to net income	6	—	6	11	—	11
Other comprehensive income (loss), net	3	—	3	9	(1)	8
Balance, end of period	$(185)	$—	$(185)	$(428)	$2	$(426)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(264)	$2	$(262)	$(511)	$(10)	$(521)
Other comprehensive income (loss) before reclassifications	70	—	70	47	(6)	41
Reclassifications to net income	9	(2)	7	36	18	54
Other comprehensive income (loss), net	79	(2)	77	83	12	95
Balance, end of period	$(185)	$—	$(185)	$(428)	$2	$(426)

Significant reclassifications from accumulated other comprehensive income to net income (loss) included the following (in millions):

	Statement of operations classification	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Defined benefit pension plans
Actuarial losses		$5	$10	$17	$38
Prior service costs		—	1	(1)	—
Settlements and curtailments		2	1	(3)	1
Total amortization, before income taxes	Net periodic benefit costs (a)	7	12	13	39
Income tax benefit	Income tax expense	(1)	(1)	(4)	(3)
Total amortization, net of income taxes		$6	$11	$9	$36
_______________________________________________
(a)
We recognize the amortization of accumulated other comprehensive income components related to defined benefit pension plans in net periodic benefit costs.  In the three and nine months ended September 30, 2014, the amortization components of our net periodic benefit costs were $5 million and $9 million, respectively, recorded in operating and maintenance costs, and $2 million and $4 million, respectively, recorded in general and administrative costs.  In the three and nine months ended September 30, 2013, the amortization components of our net periodic benefit costs were $9 million and $30 million, respectively, recorded in operating and maintenance costs, and $3 million and $9 million, respectively, recorded in general and administrative costs.  See Note 12—Postemployment Benefit Plans.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 15—Noncontrolling interest

On February 6, 2014, we formed Transocean Partners to own, operate and acquire modern, technologically advanced offshore drilling rigs.  The drilling units included in the initial fleet include 51 percent ownership interest in the entities that own and operate the Ultra-Deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the Ultra-Deepwater semisubmersible Development Driller III, all of which are currently located in the U.S. Gulf of Mexico.

On July 31, 2014, we announced the pricing of an initial public offering of common units representing limited liability company interests in Transocean Partners, which began trading on the New York Stock Exchange under the ticker symbol “RIGP,” for $22.00 per unit.  On August 5, 2014, we completed the initial public offering of 20.1 million common units, including the 2.6 million common units sold pursuant to the exercise in full of the underwriters’ option to purchase additional common units, which represented a 29.2 percent limited liability company interest in Transocean Partners.  We hold the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.8 percent limited liability company interest.  As a result of the offering, we received cash proceeds of $416 million, net of $27 million for underwriting discounts and commissions and other offering costs.  In the three and nine months ended September 30, 2014, as a result of the transaction, we recognized an decrease of $44 million to noncontrolling interest and a corresponding increase to additional paid-in capital.

During the three months ended September 30, 2014, we completed transactions with holders of noncontrolling interest in other subsidiaries, and as a result, we recognized an increase of $11 million to noncontrolling interest and a corresponding decrease to additional paid-in capital.

See Note 5—Impairments and Note 18—Subsequent Events.

Note 16—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$2,873	$2,873	$3,243	$3,243
Notes and other loans receivable	15	15	101	101
Restricted cash investments	436	457	621	649
Long-term debt, including current maturities	10,353	10,954	10,702	11,784
Derivative instruments, assets	1	1	—	—
Derivative instruments, liabilities	3	3	—	—

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At September 30, 2014 and December 31, 2013, the aggregate carrying amount of our cash equivalents was $2.0 billion and $2.3 billion, respectively.

Notes and other loans receivable—We hold certain notes and other loans receivable, which originated in connection with certain asset dispositions and supplier advances.  The carrying amount represents the amortized cost of our investments.   We measured the estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings of the borrowers.  At September 30, 2014, the aggregate carrying amount of our notes receivable and other loans receivable was $15 million, recorded in other assets.  At December 31, 2013, the aggregate carrying amount of our notes receivable and other loans receivable was $101 million, including $6 million and $95 million, recorded in other current assets and other assets, respectively.

Restricted cash investments—The carrying amount of the Eksportfinans Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At September 30, 2014 and December 31, 2013, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $427 million and $591 million, respectively.  At September 30, 2014 and December 31, 2013, the estimated fair value of the Eksportfinans Restricted Cash Investments was $448 million and $619 million, respectively.

The carrying amount of the restricted cash investments for certain contingent obligations approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  At September 30, 2014 and December 31, 2013, the aggregate carrying amount of the restricted cash investments for certain contingent obligations was $9 million and $30 million, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Debt—We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At September 30, 2014 and December 31, 2013, the aggregate carrying amount of our fixed-rate debt was $10.4 billion and $10.5 billion, respectively.  At September 30, 2014 and December 31, 2013, the aggregate estimated fair value of our fixed-rate debt was $11.0 billion and $11.6 billion, respectively.

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

The following tables include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis (in millions):

	Three months ended September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,273	$(3)	$2,270
Cost and expenses	7	—	1,654	(3)	1,658
Loss on impairment	—	—	(2,768)	—	(2,768)
Loss on disposal of assets, net	—	—	(12)	—	(12)
Operating loss	(7)	—	(2,161)	—	(2,168)

Other income (expense), net
Interest income (expense), net	—	(145)	29	—	(116)
Equity in loss	(2,210)	(1,995)	—	4,205	—
Other, net	—	—	6	—	6
	(2,210)	(2,140)	35	4,205	(110)
Loss from continuing operations before income tax expense	(2,217)	(2,140)	(2,126)	4,205	(2,278)
Income tax expense	—	—	(16)	—	(16)
Loss from continuing operations	(2,217)	(2,140)	(2,110)	4,205	(2,262)
Gain (loss) from discontinued operations, net of tax	—	(16)	15	—	(1)

Net loss	(2,217)	(2,156)	(2,095)	4,205	(2,263)
Net loss attributable to noncontrolling interest	—	—	(46)	—	(46)
Net loss attributable to controlling interest	(2,217)	(2,156)	(2,049)	4,205	(2,217)

Other comprehensive income before income taxes	—	2	2	—	4
Income taxes related to other comprehensive income	—	—	(1)	—	(1)
Other comprehensive income	—	2	1	—	3

Total comprehensive loss	(2,217)	(2,154)	(2,094)	4,205	(2,260)
Total comprehensive loss attributable to noncontrolling interest	—	—	(46)	—	(46)
Total comprehensive loss attributable to controlling interest	$(2,217)	$(2,154)	$(2,048)	$4,205	$(2,214)

	Three months ended September 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,452	$(3)	$2,449
Cost and expenses	9	2	1,718	(3)	1,726
Loss on impairment	—	—	(17)	—	(17)
Gain on disposal of assets, net	—	—	32	—	32
Operating income (loss)	(9)	(2)	749	—	738

Other income (expense), net
Interest income (expense), net	(4)	(134)	7	—	(131)
Equity in earnings	559	704	—	(1,263)	—
Other, net	—	(14)	10	—	(4)
	555	556	17	(1,263)	(135)
Income from continuing operations before income tax expense	546	554	766	(1,263)	603
Income tax expense	—	—	63	—	63
Income from continuing operations	546	554	703	(1,263)	540
Gain (loss) from discontinued operations, net of tax	—	(19)	27	—	8

Net Income	546	535	730	(1,263)	548
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income attributable to controlling interest	546	535	728	(1,263)	546

Other comprehensive income before income taxes	1	7	3	—	11
Income taxes related to other comprehensive income	—	—	(2)	—	(2)
Other comprehensive income	1	7	1	—	9

Total comprehensive income	547	542	731	(1,263)	557
Total comprehensive income attributable to noncontrolling interest	—	—	3	—	3
Total comprehensive income attributable to controlling interest	$547	$542	$728	$(1,263)	$554

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Nine months ended September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$6,949	$(12)	$6,937
Cost and expenses	25	2	4,806	(12)	4,821
Loss on impairment	—	—	(2,833)	—	(2,833)
Loss on disposal of assets, net	—	—	(14)	—	(14)
Operating loss	(25)	(2)	(704)	—	(731)

Other income (expense), net
Interest income (expense), net	(10)	(423)	104	—	(329)
Equity in loss	(1,139)	(689)	—	1,828	—
Other, net	—	1	11	—	12
	(1,149)	(1,111)	115	1,828	(317)
Loss from continuing operations before income tax expense	(1,174)	(1,113)	(589)	1,828	(1,048)
Income tax expense	—	—	136	—	136
Loss from continuing operations	(1,174)	(1,113)	(725)	1,828	(1,184)
Loss from discontinued operations, net of tax	—	(13)	(3)	—	(16)

Net Loss	(1,174)	(1,126)	(728)	1,828	(1,200)
Net loss attributable to noncontrolling interest	—	—	(26)	—	(26)
Net loss attributable to controlling interest	(1,174)	(1,126)	(702)	1,828	(1,174)

Other comprehensive income before income taxes	12	59	10	—	81
Income taxes related to other comprehensive income	—	—	(4)	—	(4)
Other comprehensive income	12	59	6	—	77

Total comprehensive loss	(1,162)	(1,067)	(722)	1,828	(1,123)
Total comprehensive loss attributable to noncontrolling interest	—	—	(26)	—	(26)
Total comprehensive loss attributable to controlling interest	$(1,162)	$(1,067)	$(696)	$1,828	$(1,097)

	Nine months ended September 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$7,011	$(14)	$6,997
Cost and expenses	35	7	5,119	(14)	5,147
Loss on impairment	—	—	(54)	—	(54)
Gain on disposal of assets, net	—	—	23	—	23
Operating income (loss)	(35)	(7)	1,861	—	1,819

Other income (expense), net
Interest expense, net	(10)	(400)	4	—	(406)
Equity in earnings	1,219	1,645	—	(2,864)	—
Other, net	—	(9)	(12)	—	(21)
	1,209	1,236	(8)	(2,864)	(427)
Income from continuing operations before income tax expense	1,174	1,229	1,853	(2,864)	1,392
Income tax expense	—	—	214	—	214
Income from continuing operations	1,174	1,229	1,639	(2,864)	1,178
Gain (loss) from discontinued operations, net of tax	—	(74)	68	—	(6)

Net Income	1,174	1,155	1,707	(2,864)	1,172
Net loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income attributable to controlling interest	1,174	1,155	1,709	(2,864)	1,174

Other comprehensive income (loss) before income taxes	(5)	79	25	—	99
Income taxes related to other comprehensive income	—	—	(2)	—	(2)
Other comprehensive income (loss)	(5)	79	23	—	97

Total comprehensive income	1,169	1,234	1,730	(2,864)	1,269
Total comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Total comprehensive income attributable to controlling interest	$1,169	$1,234	$1,730	$(2,864)	$1,269

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$25	$1,274	$1,574	$—	$2,873
Other current assets	5	1,009	4,790	(2,310)	3,494
Total current assets	30	2,283	6,364	(2,310)	6,367

Property and equipment, net	—	—	21,688	—	21,688
Goodwill	—	—	1,014	—	1,014
Investment in affiliates	15,179	30,661	—	(45,840)	—
Other assets	—	4,493	23,557	(27,155)	895
Total assets	15,209	37,437	52,623	(75,305)	29,964

Liabilities and equity
Debt due within one year	—	208	154	—	362
Other current liabilities	561	537	4,396	(2,310)	3,184
Total current liabilities	561	745	4,550	(2,310)	3,546

Long-term debt	19	22,360	14,767	(27,155)	9,991
Other long-term liabilities	23	159	1,286	—	1,468
Total long-term liabilities	42	22,519	16,053	(27,155)	11,459

Commitments and contingencies
Redeemable noncontrolling interest	—	—	7	—	7

Total equity	14,606	14,173	32,013	(45,840)	14,952
Total liabilities and equity	$15,209	$37,437	$52,623	$(75,305)	$29,964

	December 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$4	$1,617	$1,622	$—	$3,243
Other current assets	22	1,302	4,607	(2,402)	3,529
Total current assets	26	2,919	6,229	(2,402)	6,772

Property and equipment, net	—	—	21,707	—	21,707
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	16,914	31,308	—	(48,222)	—
Other assets	—	1,190	19,954	(20,064)	1,080
Total assets	16,940	35,417	50,877	(70,688)	32,546

Liabilities and equity
Debt due within one year	—	—	323	—	323
Other current liabilities	214	526	4,893	(2,402)	3,231
Total current liabilities	214	526	5,216	(2,402)	3,554

Long-term debt	—	18,759	11,684	(20,064)	10,379
Other long-term liabilities	35	232	1,661	—	1,928
Total long-term liabilities	35	18,991	13,345	(20,064)	12,307

Commitments and contingencies

Total equity	16,691	15,900	32,316	(48,222)	16,685
Total liabilities and equity	$16,940	$35,417	$50,877	$(70,688)	$32,546

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Nine months ended September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$534	$(1,019)	$2,139	$—	$1,654

Cash flows from investing activities
Capital expenditures	—	—	(1,847)	—	(1,847)
Proceeds from disposal of assets, net	—	—	203	—	203
Proceeds from disposal of assets in discontinued operations, net	—	—	35	—	35
Proceeds from repayment of notes receivable	—	—	101	—	101
Investing activities with affiliates, net	19	1,188	497	(1,704)	—
Other, net	—	—	(15)	—	(15)
Net cash provided by (used in) investing activities	19	1,188	(1,026)	(1,704)	(1,523)

Cash flows from financing activities
Repayments of debt	—	—	(318)	—	(318)
Proceeds from restricted cash investments	—	—	176	—	176
Deposits to restricted cash investments	—	—	(20)	—	(20)
Proceeds from sale of noncontrolling interest	—	—	443	—	443
Distribution of qualifying additional paid-in capital	(746)	—	—	—	(746)
Financing activities with affiliates, net	217	(506)	(1,415)	1,704	—
Other, net	(3)	(6)	(27)	—	(36)
Net cash used in financing activities	(532)	(512)	(1,161)	1,704	(501)

Net decrease in cash and cash equivalents	21	(343)	(48)	—	(370)
Cash and cash equivalents at beginning of period	4	1,617	1,622	—	3,243
Cash and cash equivalents at end of period	$25	$1,274	$1,574	$—	$2,873

	Nine months ended September 30, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(39)	$(392)	$1,576	$—	$1,145

Cash flows from investing activities
Capital expenditures	—	—	(1,290)	—	(1,290)
Proceeds from disposal of assets, net	—	—	174	—	174
Proceeds from disposal of discontinued operations, net	—	—	131	—	131
Proceeds from sale of preference shares	—	185	—	—	185
Proceeds from repayment of notes receivable	—	—	14	—	14
Investing activities with affiliates, net	—	(806)	(222)	1,028	—
Other, net	—	—	—	—	—
Net cash used in investing activities	—	(621)	(1,193)	1,028	(786)

Cash flows from financing activities
Repayments of debt	—	(562)	(1,111)	—	(1,673)
Proceeds from restricted cash investments	—	—	283	—	283
Deposits to restricted cash investments	—	—	(112)	—	(112)
Proceeds from sale of noncontrolling interest	—	—	—	—	—
Distribution of qualifying additional paid-in capital	(404)	—	—	—	(404)
Financing activities with affiliates, net	436	30	562	(1,028)	—
Other, net	(4)	(15)	(9)	—	(28)
Net cash provided by (used in) financing activities	28	(547)	(387)	(1,028)	(1,934)

Net decrease in cash and cash equivalents	(11)	(1,560)	(4)	—	(1,575)
Cash and cash equivalents at beginning of period	24	3,155	1,955	—	5,134
Cash and cash equivalents at end of period	$13	$1,595	$1,951	$—	$3,559

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 18—Subsequent Events

Goodwill—Subsequent to September 30, 2014, market conditions have continued to deteriorate, and we identified additional adverse trends, including continued declines of the market value of our stock and that of other industry participants, declines in oil and natural gas prices, the cancellation or suspension of drilling contracts, the permanent retirement of certain drilling units in the industry and increasingly unfavorable changes to actual and anticipated market conditions.  On that basis, in the three months ending December 31, 2014, we expect to reevaluate whether the fair value of our reporting unit has again fallen below its carrying amount, which could result in us recognizing additional, potentially significant, losses on impairment of goodwill.

Norwegian tax investigations and trial—In October 2014, the Norwegian tax authorities formally dismissed all remaining claims related to the migration of our subsidiary that was previously subject to tax in Norway.  As a result, we terminated the parent company guarantee of NOK 35 million, equivalent to approximately $5 million.

Macondo well incident multidistrict litigation proceeding—On October 2, 2014, BP filed a motion to amend the Phase One Findings of Fact and Conclusions of Law, alter or amend the judgment, or for a new trial.  That motion asserts that the MDL Court made errors in its conclusions about the causes of the failure of the cement in the well.  The MDL Court has not yet ruled on the motion.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

▪	the impact of the Macondo well incident, claims, settlement and related matters,

▪	our results of operations and cash flow from operations, including revenues, revenue efficiency, costs and expenses,

▪
the offshore drilling market, including the impact of enhanced regulations in the jurisdictions in which we operate, supply and demand, utilization rates, dayrates, customer drilling programs, commodity prices, stacking of rigs, reactivation of rigs, effects of new rigs on the market and effects of declines in commodity prices and the downturn in the global economy or market outlook for our various geographical operating sectors and classes of rigs,

▪
customer drilling contracts, including contract backlog, force majeure provisions, contract commencements, contract extensions, contract terminations, contract option exercises, contract revenues, indemnity provisions, contract awards and rig mobilizations,

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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,

▪	effects of accounting changes and adoption of accounting policies, and

▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2013,

▪	the adequacy of and access to sources of liquidity,

▪	our inability to obtain drilling contracts for our rigs that do not have contracts,

▪	our inability to renew drilling contracts at comparable dayrates,

▪	operational performance,

▪	the impact of regulatory changes,

▪	the cancellation of drilling contracts currently included in our reported contract backlog,

▪	shipyard, construction and other delays,

▪	the results of meetings of our shareholders,

▪	changes in political, social and economic conditions,

▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, and

▪
other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

The foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any changes in our expectations or beliefs with regard to the statement or any changes in events, conditions or circumstance on which any forward-looking statement is based.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 28, 2014, we owned or had partial ownership interests in and operated 79 mobile offshore drilling units associated with our continuing operations.  As of October 28, 2014, our fleet consisted of 48 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 21 Midwater Floaters, and 10 High-Specification Jackups.  At October 28, 2014, we also had seven Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.

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

On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners LLC (“Transocean Partners”), a Marshall Islands limited liability company, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  See Notes to Condensed Consolidated Financial Statements—Note 15—Noncontrolling Interest.

Significant Events

Impairment of goodwill—During the nine months ended September 30, 2014, we identified indicators, such as the rapid and significant decline in the market value of our stock and the actual and projected declines in dayrates and utilization, that the fair value of our goodwill could have fallen below its carrying amount.  As a result, we performed a goodwill impairment test and determined that the goodwill associated with our contract drilling services reporting unit was impaired.  In the three and nine months ended September 30, 2014, we recognized a loss of $2.0 billion, which had no tax effect, associated with the impairment of our goodwill.  See “—Operating Results.”

Impairment of long-lived assets—During the three months ended September 30, 2014, we determined that the Deepwater Floater asset group in our contract drilling services reporting unit was impaired due to projected declines in dayrates and utilization for this asset group.  In the three months ended September 30, 2014, we recognized a loss of $788 million, or $693 million, net of tax, associated with the impairment of our Deepwater Floater asset group.  See “—Operating Results.”

Norwegian tax investigations and trial—On July 2, 2014, the Norwegian authorities acquitted three of our subsidiaries of criminal charges relating to Norwegian tax returns filed for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  See “—Contingencies—Tax matters.”

Macondo well incident—On September 4, 2014, the MDL Court entered Findings of Fact and Conclusions of Law for the Phase One trial.  The MDL Court concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that Transocean was negligent and 30 percent at fault; and that Halliburton Company (“Halliburton”) was negligent and three percent at fault.  Because the MDL Court found that Transocean was not grossly negligent, it concluded that BP’s contractual agreement to indemnify us for compensatory damages is valid and enforceable and that we no longer have exposure for punitive damages.  The MDL Court also ruled that BP’s contractual agreement to release its own claims against us is valid and enforceable.  This release bars the Plaintiff’s Steering Committee (the “PSC”) from pursuing claims that have been assigned to it by BP in the BP/PSC settlement.  See “—Contingencies—Macondo well incident.”

Transocean Partners—On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners.  As a result of the offering, we received net cash proceeds of approximately $416 million, after deducting approximately $27 million for underwriting discounts and commissions and other estimated offering expenses.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Distributions of qualifying additional paid-in capital—In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital. On June 18 and September 17, 2014, we paid the first two installments in the aggregate amount of $544 million to shareholders of record as of May 30 and August 22, 2014, respectively.

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

Fleet expansion—During the three months ended September 30, 2014, we completed construction of the Ultra-Deepwater drillships Deepwater Invictus and Deepwater Asgard, which have commenced operations under their contracts.

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

See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the nine months ended September 30, 2014, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the High-Specification Jackups GSF Magellan and GSF Monitor along with related equipment.  In connection with the sale of these assets, we received aggregate net cash proceeds of $182 million.  See “—Liquidity and Capital Resources—Drilling fleet.”

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

Debt redemption—On October 6, 2014, in connection with our efforts to reduce debt, we issued notice of partial redemption to holders of our 4.95% Senior Notes due November 2015.  We will redeem $207 million aggregate principal amount of the outstanding senior notes on November 17, 2014.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Discontinued operations—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI.  In the nine months ended September 30, 2014, we received net cash proceeds of $10 million and recognized a net loss of $12 million in connection with the sale.  See “—Operating Results—Discontinued operations.”

Outlook

Drilling market—Although our long-term view of the offshore drilling market remains favorable, and particularly for high-specification assets, based upon our customers’ decisions to delay various exploration and development programs, coupled with the recent significant and rapid decline in oil and natural gas prices, we currently expect the pace of executing drilling contracts for the global floater fleet to remain stagnant in the near to mid term, resulting in excess capacity, lower dayrates and idle time for some rigs.  Additionally, this excess capacity may result in some lower capability assets in the industry being permanently retired, ultimately reducing the available supply of drilling rigs, all else being equal.  As of October 15, 2014, the contract backlog for our continuing operations was $23.6 billion compared to $25.0 billion as of July 16, 2014.

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

Fleet status—As of October 15, 2014, uncommitted fleet rates for the remainder of 2014 and for 2015, 2016, 2017 and 2018 were as follows:

	2014	2015	2016	2017	2018
Uncommitted fleet rate (a)
High-Specification Floaters	23%	41%	62%	71%	80%
Midwater Floaters	29%	50%	86%	100%	100%
High-Specification Jackups	—%	22%	62%	79%	87%
_______________________________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

As of October 15, 2014, we had 11 existing contracts associated with our continuing operations that had fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we are uncertain whether these options will be exercised by our customers.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—During the third quarter of 2014, eight contracts for Ultra-Deepwater Floaters were entered into worldwide.  Availability continues to exceed demand as customers increasingly focus on capital discipline, resulting in further delays to drilling programs and pressure on dayrates and utilization in the fourth quarter of 2014 and through 2015.  Our Ultra-Deepwater Floater fleet has nine units with availability in 2014.

The Deepwater Floater fleet rig utilization rate for the industry decreased during the third quarter of 2014 with seven contracts entered into worldwide, including three new contracts for our fleet.  Our Deepwater Floater fleet has two active units with availability in 2014.  The pace of tendering and length of contract terms have decreased, and we are experiencing increased competition for each tendering opportunity.  As of October 15, 2014, we had 34 of our 48 High-Specification Floaters contracted through the end of 2014.

Although we believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will eventually generate additional demand and support our long-term positive outlook for our High-Specification Floater fleet, we expect reduced dayrates, increased idling of rigs and more intense competition for our floaters in the short term.  We also expect some older high-specification drilling rigs, and particularly certain Deepwater Floaters in the industry, to be permanently retired, ultimately reducing the available supply of drilling rigs, all else being equal.

Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 21 semisubmersible rigs, continues to show signs of weakness in the U.K. and Norway.  We have one unit available in our active fleet in 2014.  Demand for rigs in this class has declined, pressuring global rig utilization rates and dayrates for this asset class.  We have observed higher capability assets competing with these assets more frequently, increasing the likelihood that some of the industry’s rigs in this asset class may be permanently retired.

High-Specification Jackups—We believe that market conditions will continue to support the high rig utilization rates and steady tendering and contracting activity through 2014.  During the third quarter, one of our High-Specification Jackups was extended for an additional one-year term.   As of October 15, 2014, one of our existing 10 High-Specification Jackups has availability in 2014.  However, we believe that the expected introduction of over 40 uncontracted newbuild High-Specification Jackups in 2015 will result in some moderation of utilization and dayrates for this asset type.

Operating results—We expect our total revenues for the year ending December 31, 2014 to be less than our total revenues for the year ended December 31, 2013, primarily due to a decrease in rig utilization for certain Midwater Floaters, Deepwater Floaters and Ultra-Deepwater Floaters and a decrease in revenues associated with asset divestitures and rigs requiring out of service time.  We expect these reductions to be partially offset by increased revenues from higher contractual dayrates, partial years of operations for our two newbuild Ultra-Deepwater Floaters placed into service in the third quarter of 2014, full years of operations for our three newbuild High-Specification Jackups placed into service in the year ended December 31, 2013 and higher revenue efficiency.  We expect our total revenues for the year ending December 31, 2015 to be less than our total revenues for the year ending December 31, 2014 primarily due to increased idle time for our floater fleet and lower dayrates on new contracts, partially offset by full years of operations for our two newbuild Ultra-Deepwater Floaters placed into service in the third quarter of 2014 and fewer anticipated out of service days for maintenance and contract preparations.  We are unable to predict, with certainty, the impact on our business from any changes to offshore activity levels, the results of our efforts to improve our revenue efficiency rates or the full impact that the enhanced regulations and other matters, described under “—Drilling market”, will have on our operations for the year ending December 31, 2014 and beyond.

We expect our total operating and maintenance expenses for the year ending December 31, 2014 to be less than our total operating and maintenance expenses for the year ended December 31, 2013, primarily due to a decrease in operating costs resulting from asset divestitures, a decrease in legal costs for ongoing Macondo well incident litigation, targeted decreases in our shore-based cost structure and optimization of rig-based spending, and a decrease in rig utilization for certain Midwater Floaters, Deepwater Floaters and Ultra-Deepwater Floaters.  We expect these reductions to be partially offset by partial years of operations for our newbuild Ultra-Deepwater Floaters placed into service in the third quarter of 2014, full years of operations for our newbuild High-Specification Jackups placed into service in the year ended December 31, 2013, increased costs associated with higher out of service expenditures and normal inflationary trends for personnel, maintenance and other operating costs.  We expect our total operating and maintenance expenses for the year ending December 31, 2015 to be less than our total operating and maintenance expenses for the year ending December 31, 2014 primarily due to lower costs resulting from increased idle time and stacked rigs, improvements to our cost structure, and asset divestitures, partially offset by full years of operations for our newbuild Ultra-Deepwater Floaters placed into service in the third quarter of 2014.  Our projected operating and maintenance expenses for the year ending December 31, 2014 and 2015 are subject to change and could be affected by actual activity levels, changes in shipyard timing, rig reactivations, the effective execution of our margin improvement efforts, the enhanced regulations and other matters described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation above expectations, as well as other factors.  It is difficult to project operating and maintenance expenses given the nature and variety of these factors that impact these expenses.  See “—Forward-Looking Information.”

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See “—Contingencies—Macondo well incident.”

In accordance with our critical accounting policies, we review our property and equipment for impairment when events occur or circumstances change that may indicate that the carrying amounts of our assets held and used may not be recoverable.  In the three months ended September 30, 2014, in connection with the testing and full impairment of our goodwill, we also reviewed our assets held and used and determined that the Deepwater Floater asset group in our contract drilling services reporting unit was impaired due to projected declines in dayrates and utilization for this asset group, and we recognized a loss on impairment of $788 million (see “—Operating Results”).  If we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, or if we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.  We may also be required to recognize losses on the impairment of one or more of our asset groups as a result of any significant changes in composition of our asset groups, which could occur as the result of certain potential transactions in the near future.  At September 30, 2014, the carrying amount of our property and equipment, net of accumulated depreciation, was $22 billion, representing 72 percent of our total assets, taking into consideration the impairment we recognized in the three and nine months ended September 30, 2014.

Additionally, we conduct impairment testing of our goodwill annually and when events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  In the three months ended September 30, 2014, we identified indicators, such as the rapid and significant decline in the market value of our stock, oil and natural gas prices and the actual and projected declines in dayrates and utilization, that the fair value of our goodwill could have fallen below its carrying amount, and as a result, we performed an interim goodwill impairment test.  In the three months ended September 30, 2014, as a result of our testing, we recognized a loss of $2.0 billion associated with the impairment of our goodwill.  Subsequent to September 30, 2014, market conditions have continued to deteriorate, and we identified additional adverse trends, including continued declines of the market value of our stock and that of other industry participants, declines in oil and natural gas prices, the cancellation or suspension of drilling contracts, the permanent retirement of certain drilling units in the industry, and increasingly unfavorable changes to actual and anticipated market conditions.  On that basis, in the three months ending December 31, 2014, we expect to reevaluate whether the fair value of our reporting unit has again fallen below its carrying amount, which could result in us recognizing additional, potentially significant, losses on impairment of goodwill.  At September 30, 2014, the carrying amount of our goodwill was $1.0 billion, representing three percent of our total assets, taking into consideration the impairment we recognized in the three and nine months ended September 30, 2014.  See “—Critical Accounting Policies and Estimates” and “Item 1A. Risk Factors.”

Performance and Other Key Indicators

Contract backlog—The contract backlog for our contract drilling services segment was as follows:

	October 15, 2014	July 16, 2014	April 17, 2014
Contract backlog (a)	(In millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$17,540	$18,536	$18,978
Deepwater Floaters	833	961	1,171
Harsh Environment Floaters	2,017	1,730	1,805
Total High-Specification Floaters	20,390	21,227	21,954
Midwater Floaters	2,165	2,637	3,002
High-Specification Jackups	1,018	1,091	1,156
Total	$23,573	$24,955	$26,112
_______________________________________________
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

Average daily revenue—The average daily revenue for our contract drilling services segment was as follows:

	Three months ended
	September 30, 2014	June 30, 2014	September 30, 2013
Average daily revenue (a)
High-Specification Floaters
Ultra-Deepwater Floaters	$527,200	$538,700	$525,900
Deepwater Floaters	357,700	371,100	363,400
Harsh Environment Floaters	585,300	452,000	466,800
Total High-Specification Floaters	500,600	491,000	475,700
Midwater Floaters	353,000	363,100	316,400
High-Specification Jackups	167,800	173,400	164,300
Total fleet average daily revenue	409,900	410,000	392,400
_______________________________________________
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

Revenue efficiency—The revenue efficiency rates for our contract drilling services segment were as follows:

	Three months ended
	September 30, 2014	June 30, 2014	September 30, 2013
Revenue efficiency (a)
High-Specification Floaters
Ultra-Deepwater Floaters	92%	94%	93%
Deepwater Floaters	93%	95%	91%
Harsh Environment Floaters	95%	96%	100%
Total High-Specification Floaters	92%	94%	93%
Midwater Floaters	92%	97%	95%
High-Specification Jackups	97%	97%	99%
Total fleet average revenue efficiency	93%	95%	94%
_______________________________________________
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

Rig utilization—The rig utilization rates for our contract drilling services segment were as follows:

	Three months ended
	September 30, 2014	June 30, 2014	September 30, 2013
Rig utilization (a)
High-Specification Floaters
Ultra-Deepwater Floaters	83%	88%	90%
Deepwater Floaters	59%	62%	83%
Harsh Environment Floaters	65%	88%	100%
Total High-Specification Floaters	74%	81%	90%
Midwater Floaters	65%	64%	63%
High-Specification Jackups	99%	95%	95%
Total fleet average utilization	75%	78%	83%
_______________________________________________
(a)	Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.

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

Operating Results

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The following is an analysis of our operating results from continuing operations.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	5,393	6,113	(720)	(12)%
Average daily revenue	$409,900	$392,400	$17,500	4%
Revenue efficiency	93%	94%
Rig utilization	75%	83%

Contract drilling revenues	$2,215	$2,402	$(187)	(8)%
Other revenues	55	47	8	17%
	2,270	2,449	(179)	(7)%
Operating and maintenance expense	(1,318)	(1,386)	68	5%
Depreciation expense	(288)	(273)	(15)	(5)%
General and administrative expense	(52)	(67)	15	22%
Loss on impairment	(2,768)	(17)	(2,751)	n/m
Gain (loss) on disposal of assets, net	(12)	32	(44)	n/m
Operating income (loss)	(2,168)	738	(2,906)	n/m
Other income (expense), net
Interest income	6	11	(5)	(45)%
Interest expense, net of amounts capitalized	(122)	(142)	20	14%
Other, net	6	(4)	10	n/m
Income (loss) from continuing operations before income tax expense	(2,278)	603	(2,881)	n/m
Income tax (expense) benefit	16	(63)	79	n/m
Income (loss) from continuing operations	$(2,262)	$540	$(2,802)	n/m
_______________________________________________
“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the following:  (a) approximately $155 million of decreased revenues due to lower rig utilization caused by greater time dedicated to mobilization between contracts, shipyard projects and rig certifications, (b) approximately $135 million of decreased revenues due to an increased number of idle rigs, (c) approximately $80 million of decreased revenues due to rigs sold or classified as held for sale, which were excluded from our rig utilization computation subsequent to September 30, 2013 and (d) approximately $35 million of decreased revenues due to lower revenue efficiency.  These decreases were partially offset by the following: (a) approximately $100 million of increased revenues due to higher earned dayrates, (b) approximately $85 million of increased revenues due to our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2013 and our newbuild Ultra-Deepwater drillships that commenced operations in the three months ended September 30, 2014 and (c) approximately $35 million of increased revenues related to reactivation of the Midwater Floater Sedco 712.

Other revenues increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to increased revenues associated with reimbursable items.

Costs and expenses—Operating and maintenance expense decreased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the following: (a) approximately $40 million of decreased costs and expenses associated with stacked and idle rigs, (b) approximately $35 million of decreased costs and expenses due to rigs sold or classified as held for sale subsequent to September 30, 2013 and (c) approximately $58 million of decreased costs and expenses, net of insurance recoveries, associated with the Macondo well incident.  These decreases were partially offset by the following: (a) approximately $50 million of increased costs and expenses incurred during mobilization between contracts, shipyard projects and rig certifications and (b) approximately $20 million of increased costs and expenses associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2013 and our newbuild Ultra-Deepwater drillships that commenced operations in the three months ended September 30, 2014.

General and administrative expense decreased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the following: (a) a decrease of $3 million associated with legal fees and (b) a decrease of $7 million associated with reduced wages and salaries.

In the three months ended September 30, 2014, we recognized a loss on impairment primarily related to the following: (a) a loss of $2.0 billion associated with the impairment of our goodwill, (b) a loss of $788 million associated with the impairment of the Deepwater Floater asset group in our contract drilling services reporting unit and (c) a loss of $7 million primarily associated with the impairment of the Midwater Floaters Sedneth 701, C. Kirk Rhein, Jr. and Sedco 703, and Deepwater Floater Sedco 709, and related equipment, all of which were classified as assets held for sale at the time of impairment.  In the three months ended September 30, 2013, we recognized a loss of $17 million associated with the impairment of certain corporate assets.

In the three months ended September 30, 2014, we recognized an aggregate net loss of $12 million, primarily associated with the disposal of assets unrelated to rig sales.  In the three months ended September 30, 2013, we recognized an aggregate net gain of $34 million primarily related to the sale of the Deepwater Floater Transocean Richardson along with related equipment

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to $13 million of increased capitalized interest associated with our newbuild construction program and $4 million of decreased interest expense associated with debt repaid or repurchased subsequent to the three months ended September 30, 2013.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At September 30, 2014 and 2013, the annual effective tax rates were 24.8 percent and 19.1 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended September 30, 2014 and 2013, the effect of the various discrete period tax items was a net tax benefit of $45 million and $55 million, respectively.  For the three months ended September 30, 2014 and 2013, the effective tax rates were 0.7 percent and 10.4 percent, respectively, based on income from continuing operations before income taxes, including these discrete tax items, coupled with the excluded income and expense items noted above.

In the three months ended September 30, 2014, we adjusted our estimated annual effective tax rate to reflect the U.K. legislation change that caps the amount a U.K. based contractor can claim as a deductible expense for charter payments made to affiliated companies, effective April 1, 2014, resulting from legislation that was enacted on July 17, 2014.  As a result, we adjusted income tax expense to reflect the effect of the change in the law by increasing income tax expense in the three months ended September 30, 2014 by $9 million.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended September 30, 2014, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and the Republic of Congo.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include Norway, the U.K., Switzerland, Australia and the U.S.

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

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for a definition of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	16,479	18,071	(1,592)	(9)%
Average daily revenue	$411,000	$378,900	$32,100	8%
Revenue efficiency	95%	92%
Rig utilization	77%	81%

Contract drilling revenues	$6,785	$6,868	$(83)	(1)%
Other revenues	152	129	23	18%
	6,937	6,997	(60)	(1)%
Operating and maintenance expense	(3,800)	(4,102)	302	7%
Depreciation expense	(849)	(834)	(15)	(2)%
General and administrative expense	(172)	(211)	39	18%
Loss on impairment	(2,833)	(54)	(2,779)	n/m
Gain (loss) on disposal of assets, net	(14)	23	(37)	n/m
Operating income (loss)	(731)	1,819	(2,550)	n/m
Other income (expense), net
Interest income	31	39	(8)	(21)%
Interest expense, net of amounts capitalized	(360)	(445)	85	19%
Other, net	12	(21)	33	n/m
Income (loss) from continuing operations before income tax expense	(1,048)	1,392	(2,440)	n/m
Income tax expense	(136)	(214)	78	36%
Income (loss) from continuing operations	$(1,184)	$1,178	$(2,362)	n/m
_______________________________________________
“n/m” means not meaningful

Operating revenues—Contract drilling revenues decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the following: (a) approximately $325 million of decreased revenues due to a greater number of idle rigs in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, (b) approximately $210 million of decreased revenues due to reduced rig utilization caused by increased time dedicated to mobilization between contracts, shipyard projects and rig certifications and (c) approximately $155 million of decreased revenues due to rigs sold or classified as held for sale, which are excluded from our rig utilization computation, subsequent to September 30, 2013.  These decreases were partially offset by the following: (a) approximately $225 million of increased revenues due to improved earned dayrates, (b) approximately $195 million of increased revenues due to improved revenue efficiency, (c) approximately $145 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2013 and our newbuild Ultra-Deepwater drillships that commenced operations in the three months ended September 30, 2014 and (d) approximately $50 million of increased revenues associated with the reactivation of the Midwater Floater Sedco 712.

Other revenues increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased revenues associated with reimbursable items.

Costs and expenses—Operating and maintenance expense decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the following: (a) approximately $167 million of decreased costs and expenses, net of insurance recoveries, associated with the Macondo well incident, (b) approximately $100 million of decreased costs and expenses associated with stacked and idle rigs, (c) approximately $80 million of decreased costs and expenses due to rigs sold or classified as held for sale subsequent to September 30, 2013.  These decreases were partially offset by the following: (a) approximately $45 million of increased costs and expenses associated with our newbuild High-Specification Jackups that commenced operations in the year ended December 31, 2013 and our newbuild Ultra-Deepwater drillships that commenced operations in the three months ended September 30, 2014 and (b) approximately $25 million of increased costs and expense incurred during mobilization between contracts, shipyard projects and rig certifications.

General and administrative expense decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to due to the following: (a) $16 million of decreased legal and professional fees, primarily related to litigation and the 2013 proxy campaign, and (b) $16 million of decreased personnel costs primarily associated with reduced wages and salaries.

In the nine months ended September 30, 2014, we recognized a loss on impairment primarily related to the following: (a) a loss of $2.0 billion associated with the impairment of our goodwill, (b) a loss of $788 million associated with impairment of the  Deepwater Floater asset group in our contract drilling services reporting unit and (c) an aggregate loss of $72 million associated with the impairment of the Deepwater Floater Sedco 709, the Midwater Floaters C. Kirk Rhein, Jr., Sedco 703 and Sedneth 701 and the High-Specification Jackups GSF Magellan and GSF Monitor, and related equipment, which were classified as assets held for sale at the time of impairment.  In the nine months ended September 30, 2013, we recognized an aggregate loss of $54 million associated with the impairment of assets, including $37 million associated with the impairment of the Deepwater Floater Sedco 709 and the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703, which were classified as assets held for sale at the time of impairment, and we recognized a loss of $17 million associated with the impairment of certain corporate assets.

In the nine months ended September 30, 2014, we completed the sale of the High-Specification Jackups GSF Magellan and GSF Monitor along with related equipment and recognized an aggregate net loss of $2 million, and we recognized an aggregate net loss of $12 million associated with the disposal of assets unrelated to rig sales.  In the nine months ended September 30, 2013, we completed the sale of the Deepwater Floater Transocean Richardson along with related equipment and recognized a gain on disposal of assets of $34 million.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to $53 million of increased capitalized interest associated with our newbuild construction program and $27 million of decreased interest expense associated with debt repaid or repurchased subsequent to the three months ended September 30, 2013.

In the nine months ended September 30, 2014, we recognized other income, net primarily related to the following: (a) a gain of $7 million associated with the prepayment of Awilco notes receivable and (b) a gain of $7 million associated with settlement of litigation related to our dual-activity patent, partially offset by (c) a loss of $4 million primarily associated with the early termination of our $900 million three year secured revolving credit facility.  In the nine months ended September 30, 2013, we recognized other expense, net primarily related to the following: (a) a loss of $10 million associated with the sale of the Shelf Drilling preference shares, (b) a loss of $9 million associated with the early termination of the interest rate swaps related to the TPDI Credit Facilities and (c) a loss of $2 million associated with the redemption of the FRN Callable Bonds and the early termination of the TDPI Credit Facilities.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At September 30, 2014 and 2013, the annual effective tax rates were 16.7 percent and 20.6 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the nine months ended September 30, 2014 and 2013, the effect of the various discrete period tax items was a net tax benefit of $72 million and $77 million, respectively.  For the nine months ended September 30, 2014 and 2013, the effective tax rates were (13.0) percent and 15.4 percent, respectively, based on income from continuing operations before income taxes, including these discrete tax items, coupled with the excluded income and expense items noted above.

In the nine months ended September 30, 2014, we adjusted our estimated annual effective tax rate to reflect the U.K. legislation change that caps the amount a U.K. based contractor can claim as a deductible expense for charter payments made to affiliated companies, effective April 1, 2014, resulting from legislation that was enacted on July 17, 2014.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the nine months ended September 30, 2014, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia, and the Republic of Congo.  Conversely, the most significant countries in which we operated during this period that impose income taxes based on income before income tax include Norway, the U.K., Switzerland, Australia and the U.S.

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

A summary of the results of our discontinued operations, before income taxes, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)		(In millions)
Gain (loss) on disposal of assets in discontinued operations, net	$—	$31	$(10)	$49
Other income (loss) from operations of discontinued operations	5	(3)	7	(22)

In the three and nine months ended September 30, 2014, other income from operations of discontinued operations was negligible, primarily as the result of the operations of standard jackups under operating agreements with Shelf Drilling.  In the three and nine months ended September 30, 2013, included in other loss from operations of discontinued operations, were losses of $7 million and $19 million, respectively, associated with the discontinued operations of the standard jackups under operating agreements with Shelf Drilling.  In the three and nine months ended September 30, 2013, included in other income or loss from operations of discontinued operations, was income of $4 million and losses of $3 million, respectively, associated with the drilling management services operating segment.  Net gains or losses on disposal of assets in discontinued operations are discussed below.

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

For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the standard jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling agreed to reimburse us for our direct costs and expenses incurred while operating the standard jackups on behalf of Shelf Drilling with certain exceptions.  The costs to us for providing such operating and transition services, including allocated indirect costs, have exceeded the amounts we have received from Shelf Drilling for providing such services.  As of October 28, 2014, we operated one standard jackup under an operating agreement with Shelf Drilling, and we expect to complete performing services under such operating agreement before December 31, 2014.

In the three and nine months ended September 30, 2013, we recognized an aggregate net gain of $29 million and $44 million, respectively, associated with the disposal of the Standard Jackups D.R. Stewart, GSF Adriatic VIII, Interocean III, Trident IV-A and Trident VI along with related equipment.  In the three and nine months ended September 30, 2013, we recognized a net gain of $2 million and $5 million, respectively, associated with the disposal of assets unrelated to rig sales.

Drilling management services—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI, which performs drilling management services in the North Sea.  Following the completion of the sale transaction, we agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  We also provided a limited guarantee in favor of one customer through completion of its drilling project, which concluded in the third quarter of 2014.  In the nine months ended September 30, 2014, we received net cash proceeds of $10 million associated with the sale of the drilling management services business.  In the three and nine months ended September 30, 2014, in connection with the sale, we recognized a net loss of $12 million.

See Notes to Condensed Consolidated Financial Statements—Note 7—Discontinued Operations.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2014, we had $2.9 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash and cash equivalents for working capital and other needs related to the operation of our business.  At September 30, 2014, we estimate the amount of cash required for these purposes, which is not generally available to us for other uses, was approximately $1.5 billion.

For the nine months ended September 30, 2014, our primary sources of cash were our cash flows from operating activities, proceeds from sale of noncontrolling interest, net proceeds from restricted cash investments and proceeds from asset disposals.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, and cash used to pay to our shareholders installments of distributions of qualifying paid-in capital.

	Nine months ended September 30,
	2014	2013	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$(1,200)	$1,172	$(2,372)
Depreciation	849	834	15
Loss on impairment	2,833	68	2,765
(Gain) loss on disposal of assets, net	24	(72)	96
Other non-cash items, net	4	47	(43)
Changes in Macondo well incident assets and liabilities, net	(517)	(492)	(25)
Changes in other operating assets and liabilities, net	(339)	(412)	73
	$1,654	$1,145	$509

Net cash provided by operating activities increased primarily due to an increase in net income, after adjusting for non-cash items including losses of $2.0 billion and $788 million associated with the impairment of our goodwill and long-lived assets, respectively, and changes in working capital.

	Nine months ended September 30,
	2014	2013	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(1,847)	$(1,290)	$(557)
Proceeds from disposal of assets, net	238	305	(67)
Proceeds from payments on notes receivable	101	14	87
Proceeds from sale of preference shares	—	185	(185)
Other, net	(15)	—	(15)
	$(1,523)	$(786)	$(737)

Net cash used in investing activities increased primarily due to the following: (a) an increase in capital expenditures, primarily associated with milestone payments for our major construction projects and other shipyard projects, and (b) a reduction of proceeds from investments in debt and equity instruments, as cash proceeds from prepayments of the Awilco notes in the nine months ended September 30, 2014 were less than cash proceeds from the sale of Shelf Drilling preference shares in the nine months ended September 30, 2013.

	Nine months ended September 30,
	2014	2013	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(318)	$(1,673)	$1,355
Proceeds from restricted cash investments, net of deposits	156	171	(15)
Distribution of qualifying additional paid-in capital	(746)	(404)	(342)
Proceeds from sale of noncontrolling interest	443	—	443
Other, net	(36)	(28)	(8)
	$(501)	$(1,934)	$1,433

       Net cash used in financing activities decreased primarily due to a reduction in cash used to repay debt during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and proceeds from our sale of a noncontrolling interest in Transocean Partners in the nine months ended September 30, 2014.  Partially offsetting these decreases was an increase in cash used to pay to our shareholders installments of distributions of qualifying paid-in capital.

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

At September 30, 2014, we held options to order up to five Keppel FELS Super B 400 Bigfoot class design High-Specification Jackups.  We expect to allow the first option, which must be exercised by November 2014, to expire unexercised.  The remaining four options must be exercised within consecutive four-month intervals starting in March 2015.  At September 30, 2014, we also held options with Jurong Shipyard PTE Ltd. in Singapore to order up to three newbuild Ultra-Deepwater drillships, the first of which must be exercised by February 2015, the second by August 2015 and the final by February 2016.

In the nine months ended September 30, 2014, we made capital expenditures of $1.8 billion, including capitalized interest of $109 million.  The following table presents the historical and projected capital expenditures and capitalized interest, for our ongoing major construction projects:

	Total costs through December 31, 2013	Total costs for the nine months ended September 30, 2014	Expected costs for the remainder of 2014	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Deepwater Invictus (a)	$244	$492	$—	$—	$736
Deepwater Asgard (a)	495	291	—	—	786
Deepwater Thalassa (b)	293	69	19	539	920
Deepwater Proteus (b)	274	56	8	467	805
Deepwater Conqueror (c)	108	113	12	572	805
Deepwater Pontus (b)	141	148	12	504	805
Deepwater Poseidon (b)	142	84	56	528	810
Transocean Cassiopeia (d)	44	4	2	205	255
Transocean Centaurus (d)	44	3	2	206	255
Transocean Cephus (d)	44	3	2	206	255
Transocean Cetus (d)	44	3	1	212	260
Ultra-Deepwater drillship TBN1 (e)	—	30	2	658	690
Transocean Circinus (d)	44	3	1	212	260
Ultra-Deepwater drillship TBN2 (e)	—	27	1	667	695
Total	$1,917	$1,326	$118	$4,976	$8,337
_______________________________________________
(a)
The Ultra-Deepwater drillships Deepwater Invictus and Deepwater Asgard, commenced operations in July 2014 and August 2014, respectively.  The total carrying amount included capitalized costs of $272 million, representing the estimated fair value of construction in progress acquired in connection with our acquisition of Aker Drilling ASA in October 2011.

(b)
Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the second quarter of 2016, the fourth quarter of 2016 and the second quarter of 2017, respectively.

(c)
Deepwater Conqueror, a newbuild Ultra-Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.

(d)
Transocean Cassiopeia, Transocean Centaurus, Transocean Cephus, Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild High-Specification Jackups under construction at Keppel FELS’ shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2016, the third quarter of 2016, the fourth quarter of 2016, the first quarter of 2017 and the third quarter of 2017, respectively.

(e)
Our two unnamed dynamically positioned Ultra-Deepwater drillships under construction at the Jurong Shipyard PTE Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2017 and the first quarter of 2018, respectively.

For the full year ending December 31, 2014, we expect total capital expenditures to be approximately $2.3 billion, approximately $1.4 billion of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  During the nine months ended September 30, 2014, we completed the sale of the High-Specification Jackups GSF Magellan and GSF Monitor along with related equipment.  In the three and nine months ended September 30, 2014, in connection with the disposal of these assets, we received aggregate net cash proceeds of $99 million and $182 million, respectively.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under our bank credit agreement and proceeds from the disposal of assets or proceeds from the sale of additional noncontrolling interests in or debt securities of Transocean Partners or other subsidiaries to fulfill anticipated obligations, such as scheduled debt maturities or other payments, repayment of debt due within one year, capital expenditures, shareholder-approved distributions, payments of our Macondo well incident settlement obligations, working capital and other needs in our operations.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales or proceeds from the sale of additional noncontrolling interests in or debt securities of Transocean Partners to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.

At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.5 billion.  As a result, this portion of cash is not generally available to us for other uses.  From time to time, we may also use borrowings under our bank credit agreement to maintain liquidity for short-term cash needs.

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

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, potential liability related to the Macondo well incident, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  Uncertainty related to our potential liabilities from the Macondo well incident has had, and could continue to have, an adverse effect on our business and our financial condition.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.  Uncertainty related to our potential liabilities from the Macondo well incident has had an adverse effect on our share price, could impact our ability to access capital markets in the future and has had, and could continue to have, an adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Distributions of qualifying additional paid-in capital—In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments, subject to certain limitations.  We do not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 18 and September 17, 2014, we paid the first two installments in the aggregate amount of $544 million to shareholders of record as of May 30 and August 22, 2014, respectively.  At September 30, 2014, the carrying amount of the unpaid distribution payable was $544 million, which we expect to pay in two installments in December 2014 and March 2015.

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

Noncontrolling interest in Transocean Partners—On July 31, 2014, we announced the pricing of an initial public offering of common units representing limited liability company interests in Transocean Partners, which began trading on the New York Stock Exchange under the ticker symbol “RIGP,” for $22.00 per unit.  On August 5, 2014, we completed the initial public offering of 20.1 million common units, including 2.6 million common units sold pursuant to the exercise in full of the underwriters’ option to purchase additional common units, which represented a 29.2 percent limited liability company interest in Transocean Partners.  Through Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, we hold the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.8 percent limited liability company interest.  As a result of the offering, we received net cash proceeds of approximately $416 million, after deducting approximately $27 million for underwriting discounts and commissions and other estimated offering expenses.  We may consider selling additional noncontrolling interests in or debt securities of Transocean Partners to provide additional sources of liquidity.

See Notes to Condensed Consolidated Financial Statements—Note 15—Noncontrolling interest.

Primary Revolving Credit Facilities—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five-year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “New Five-Year Revolving Credit Facility”).  Among other things, the New Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The New Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of September 30, 2014, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the New Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the New Five-Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the New Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the New Five-Year Revolving Credit Facility.

We may borrow under the New Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “New Five-Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five-Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the New Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At September 30, 2014, based on our Debt Rating on that date, the New Five-Year Revolving Credit Facility Margin was 1.5 percent and the facility fee was 0.225 percent.  At October 28, 2014, we had no borrowings outstanding, we had $20 million in letters of credit issued, and we had $3.0 billion of available borrowing capacity under the New Five-Year Revolving Credit Facility.

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

Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 (“Eksportfinans Loan A”) and outstanding borrowings under the Loan Agreement dated November 18, 2008 (“Eksportfinans Loan B,” and together with Eksportfinans Loan A, the “Eksportfinans Loans”), between one of our subsidiaries and Eksportfinans ASA, which were established to finance the construction and delivery of the Harsh Environment Ultra-Deepwater semisubmersibles Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi-annual installments of principal and interest through September 2017 and January 2018, respectively.  At October 28, 2014, borrowings of $198 million and $231 million were outstanding under each of Eksportfinans Loan A and Eksportfinans Loan B.

The Eksportfinans Loans require restricted cash investments to be held by a certain financial institution through expiration (the “Eksportfinans Restricted Cash Investments”).  The Eksportfinans Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi-annual installments that correspond with those of the Eksportfinans Loans. At October 28, 2014, the aggregate principal amount of the Eksportfinans Restricted Cash Investments was $429 million.

Debt repayments—ADDCL had two credit facilities, established under the ADDCL Credit Facilities.  On February 12, 2014, we repaid borrowings of $163 million outstanding under the ADDCL Credit Facilities and terminated the bank credit agreement under which the credit facilities were established.

4.95% Senior Notes due November 2015—On October 6, 2014, in connection with our efforts to reduce debt, we issued notice of partial redemption to holders of our 4.95% Senior Notes due November 2015.  We will redeem $207 million aggregate principal amount of the outstanding senior notes on November 17, 2014.  At October 28, 2014, the aggregate principal amount of the 4.95% Senior Notes due November 2015 was $1.1 billion.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At October 28, 2014, $621 million was outstanding under the capital lease contract.

Plea Agreement obligations—Pursuant to a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation, and $150 million to the National Academy of Sciences.  In the nine months ended September 30, 2014, we made an aggregate cash payment of $60 million.  At October 28, 2014, the remaining balance of our Plea Agreement obligations was $180 million, payable as follows: (a) $39 million payable to the National Fish and Wildlife Foundation, which is due on or before February 13, 2015 and (b) $141 million payable to the National Academy of Sciences, $21 million of which is due on or before February 13, 2015, $60 million of which is due on or before February 12, 2016 and $60 million of which is due on or before February 14, 2017.

Consent Decree obligations—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a fixed rate of 2.15 percent.  In the nine months ended September 30, 2014, we paid $412 million, including interest.  At October 28, 2014, the remaining balance of our Consent Decree obligations was $200 million, excluding accrued interest, payable on or before February 19, 2015.

Notes receivable—We held two notes receivable from Awilco, a U.K. company listed on the Oslo Stock Exchange.  The notes receivable were originally accepted in exchange for, and were secured by, two drilling units.  In April 2014, Awilco repaid the notes, and we received cash proceeds of $98 million as prepayment of the aggregate principal outstanding.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.7 billion at an exchange rate as of the close of trading on October 28, 2014 of $1.00 to CHF 0.95.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for an additional three-year repurchase period through May 23, 2016.  In the nine months ended September 30, 2014, we did not purchase shares under our share repurchase program.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of October 28, 2014, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of September 30, 2014, there have been no material changes from the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013, except as noted below.

	For the twelve months ending September 30,
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(in millions)
Contractual obligations
Distribution of qualifying additional paid-in capital	$544	$544	$—	$—	$—
Purchase obligations	5,185	1,144	2,630	1,411	—

As of September 30, 2014, our defined benefit pension and other postretirement plans had an aggregate liability of $315 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.  The carrying amount of this liability is affected by net periodic benefit costs, funding contributions, participant demographics, plan amendments, significant current and future assumptions, and returns on plan assets.  Due to the uncertainties resulting from these factors and since the carrying amount is not representative of future liquidity requirements, we have excluded this amount from the contractual obligations presented in the table above.  See “—Pension plans and other postretirement benefit plans” and Notes to Condensed Consolidated Financial Statements—Note 12—Postemployment Benefit Plans.

As of September 30, 2014, our unrecognized tax benefits related to uncertain tax positions, net of deferred tax assets of $1 million, represented a liability of $459 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

Other commercial commitments—As of September 30, 2014, there have been no material changes from the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013.

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

Pension plans and other postretirement benefit plans

As of September 30, 2014, there have been no material changes to our pension plans and other postretirement benefit plans as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2013, except as noted below.

In June 2014, we committed to freeze benefits of our qualified defined benefit pension plan in the U.S., which covers substantially all U.S. employees, and one of our unfunded supplemental benefit plans, in each case, with an effective date of January 1, 2015.  We also committed to enhance the benefits under our defined contribution plan in the U.S. with the same effective date.  In September 2014, we recognized settlement and curtailment charges of $2 million for two of our unfunded defined benefit plans in Nigeria and Egypt associated with certain employee terminations.  As a result of these events, we remeasured the funded status of the four defined benefit plans.  See Notes to Condensed Consolidated Financial Statements—Note 12—Postemployment Benefit Plans.

In October 2014, the Society of Actuaries released new actuarial tables for applying mortality assumptions to measure the obligations for qualified defined benefit pension plans.  We are currently evaluating the application, financial impact and appropriateness of the new mortality table for measuring the funded status of our pension plans.

Contingencies

Except as noted in this report, including in our Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes, Note 13—Commitments and Contingencies and Note 18—Subsequent Events, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies, Note 27—Subsequent Events and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in our annual report on Form 10-K for the year ended December 31, 2013.  As of September 30, 2014, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We can provide no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2014 and December 31, 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $431 million and $464 million, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  At September 30, 2014 and December 31, 2013, the insurance recoverable asset was $34 million and $10 million, respectively, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Multidistrict litigation proceeding—Many of the Macondo well related claims are pending in the U.S. District Court, Eastern District of Louisiana (the “MDL Court”).  In March 2012, BP and the Plaintiff’s Steering Committee (the “PSC”) announced that they had agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort related claims (the “BP/PSC Settlement”).  On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC. Various parties who objected to the BP/PSC Settlement filed appeals in the Fifth Circuit Court of Appeals (the “Fifth Circuit”) challenging the MDL Court’s final approval of the BP/PSC Settlement. BP filed appeals in the Fifth Circuit challenging the manner in which the BP/PSC Settlement has been interpreted by the MDL Court with respect to business economic loss claims (“BEL Claims”). In these appeals, BP argues that, if the MDL Court’s interpretation of the settlement with respect to BEL Claims is not overturned, the entire BP/PSC Settlement is invalid and should not have been approved. On October 2, 2013, a panel of the Fifth Circuit issued an opinion questioning the manner in which the settlement has been interpreted with respect to BEL Claims. On December 24, 2013, the MDL Court issued an order (the “BEL Order”) regarding the BEL Claims. BP appealed the BEL Order, but on March 3, 2014, the same panel of the Fifth Circuit affirmed the MDL Court’s ruling that claimants were not required to submit evidence of causation.

On January 10, 2014, another panel of the Fifth Circuit affirmed the MDL Court’s final approval of the BP/PSC Settlement.  Thereafter, BP and certain plaintiffs who objected to the settlement filed petitions seeking rehearing in the Fifth Circuit of both decisions.  On May 20, 2014, the Fifth Circuit denied those petitions.  On August 1, 2014, BP filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of the Fifth Circuit’s decisions.  The U.S. Supreme Court has not yet ruled on the petition.

In December 2012, in response to the BP/PSC Settlement, we filed three motions seeking partial summary judgment on various claims, including punitive damages claims.  If successful, these motions would eliminate or reduce our exposure to punitive damages.  The MDL Court has not yet ruled on these motions.

The first phase of the trial began on February 25, 2013 and testimony concluded on April 17, 2013.  This phase addressed fault issues, including negligence, gross negligence, or other bases of liability of the various defendants with respect to the cause of the blowout and the initiation of the oil spill, as well as limitation of liability issues.  On September 4, 2014, the MDL Court entered Findings of Fact and Conclusions of Law for the Phase One trial.  The MDL Court concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that Transocean was negligent and 30 percent at fault; and that Halliburton was negligent and three percent at fault.  Because the MDL Court found that Transocean was not grossly negligent, it concluded that BP’s contractual agreement to indemnify us for compensatory damages is valid and enforceable and that we no longer have exposure for punitive damages.  The MDL Court also ruled that BP’s contractual agreement to release its own claims against us is valid and enforceable.  This release bars the PSC from pursuing claims that have been assigned to it by BP in the BP/PSC settlement.

On October 2, 2014, BP filed a motion to amend the Phase One Findings of Fact and Conclusions of Law , alter or amend the judgment, or for a new trial.  That motion asserts that the MDL Court made errors in its conclusions about the causes of the failure of the cement in the well.  The MDL Court has not yet ruled on the motion.

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

On August 26, 2011, the MDL Court ruled on the motion to dismiss certain economic loss claims.  The MDL Court ruled that state law, both statutory and common law, is inapplicable to the Macondo well incident.  Accordingly, all claims brought under state law were dismissed.  Secondly, general maritime law claims that do not allege physical damage to a proprietary interest were dismissed, unless the claim falls into the commercial fisherman exception.  The court ruled that OPA claims for economic loss do not require physical damage to a proprietary interest.  Third, the MDL Court ruled that presentment under OPA is a mandatory condition precedent to filing suit against a responsible party.  Finally, the MDL Court ruled that claims for punitive damages may be available under general maritime law in claims against responsible parties and non-responsible parties.  Certain Louisiana parishes appealed the dismissal of the state law penalty claims.  On February 24, 2014, the Fifth Circuit affirmed the MDL Court’s dismissal of the state law claims.  On October 10, 2014, the U.S. Supreme Court denied the parishes’ petition for writ of certiorari.

See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

Insurance matters

Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of October 28, 2014, the insured value of our drilling rig fleet was approximately $27.8 billion, excluding our rigs under construction.  We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.  See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

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

Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued three assessments, one of which was for NOK 684 million, equivalent to approximately $106 million, plus interest, related to the migration of our subsidiary that was previously subject to tax in Norway.  In October 2011, we provided a parent company guarantee in the amount of NOK 699 million, equivalent to approximately $109 million.  In September 2014, the Norwegian tax authorities formally abandoned part of this claim by issuing a revised writ, and we reduced our parent guarantee to NOK 35 million, equivalent to approximately $5 million.  In October 2014, the Norwegian tax authorities formally dismissed all remaining claims related to this matter and, as a result, we terminated the parent guarantee.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2013.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2014, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

	Scheduled Maturity Date (a)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$132	$132	$132	$33	$—	$—	$429	$448
Average interest rate	4.15%	4.15%	4.15%	4.15%	—%	—%

Debt
Fixed rate (USD)	$228	$918	$1,027	$2,026	$31	$5,695	$9,925	$10,291
Average interest rate	5.21%	5.03%	5.12%	4.90%	7.76%	6.49%
Fixed rate (NOK)	$132	$132	$132	$33	$—	$—	$429	$448
Average interest rate	4.15%	4.15%	4.15%	4.15%	—%	—%

Interest rate swaps
Fixed to variable (USD)	$—	$—	$—	$750	$—	$750	$1,500	$(2)
Average receive rate	—%	—%	—%	6.00%	—%	6.50%
Average pay rate	—%	—%	—%	4.81%	—%	4.48%
_______________________________________________
(a)	Expected maturity amounts are based on the face value of debt.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk. See Notes to Condensed Consolidated Financial Statements—Note 11—Derivatives and Hedging.

Interest rate risk—At September 30, 2014 and December 31, 2013, the face value of our variable-rate debt was approximately $1.5 billion and $163 million, which represented 14 percent and two percent of the face value of our total debt, respectively, after the effect of our hedging activities.  At September 30, 2014, we were exposed to the variable interest rates associated with our interest rate swaps.  At December 31, 2013, we were exposed to the variable interest rates associated with borrowings under the ADDCL Credit Facilities.  Based upon variable-rate debt amounts outstanding as of September 30, 2014 and December 31, 2013, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $15 million and $2 million, respectively.

Currency exchange rate risk—We are exposed to currency exchange rate risk associated with our international operations.  For a discussion of our currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to these previously reported matters during the nine months ended September 30, 2014.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a-15 and 15d-15, were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2014, we were also involved in a number of other lawsuits and other matters which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2014	1,846	$43.87	—	$3,406
August 2014	578	38.96	—	3,406
September 2014	250	37.98	—	3,406
Total	2,674	$42.25	—	$3,406
_______________________________________________
(1)
Total number of shares purchased in the third quarter of 2014 consists of 2,674 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.6 billion at an exchange rate as of September 30, 2014 of USD 1.00 to CHF 0.96.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for an additional three-year repurchase period through May 23, 2016.  We may decide, based upon our ongoing capital requirements, our program of distributions to our shareholders, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through September 30, 2014, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million, equivalent to an average cost of $83.74 per share.  See “—Sources and uses of liquidity.”

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

†	3.1	Articles of Association of Transocean Ltd. dated as of May 16, 2014, as amended on September 22, 2014.

†	3.2	Organizational Regulations of Transocean Ltd. dated as of May 16, 2014.

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

†           Filed herewith.
*           Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 10, 2014.

TRANSOCEAN LTD.

By:   /s/ Esa Ikäheimonen___________________________
Esa Ikäheimonen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:   /s/ David Tonnel______________________________
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)