Form 10-K
period 2014-12-31
Transocean Ltd.
filed 2015-02-26
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-K
(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of June 30, 2014, 361,967,344 shares were outstanding and the aggregate market value of shares held by non-affiliates was approximately $16.3 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2014 of $45.03 and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 17, 2015, 362,297,133 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2014, for its 2015 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Index

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

▪	our results of operations and cash flow from operations, including revenues, revenue efficiency, costs and expenses,

▪
the offshore drilling market, including the impact of enhanced regulations in the jurisdictions in which we operate, supply and demand, utilization rates, dayrates, customer drilling programs, commodity prices, stacking of rigs, reactivation of rigs, effects of new rigs on the market and effects of declines in commodity prices and a downturn in the global economy or market outlook for our various geographical operating sectors and classes of rigs,

▪
customer drilling contracts, including contract backlog, force majeure provisions, contract commencements, contract extensions, contract terminations, contract option exercises, contract revenues, indemnity provisions, contract awards and rig mobilizations,

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

▪	the cost and timing of acquisitions and the proceeds and timing of dispositions,

▪	the optimization of rig-based spending,

▪	the impact of the Macondo well incident, claims, settlement and related matters,

▪
tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Norway, the United Kingdom (“U.K.”) and the U.S.,

▪
legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters,

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,

▪	effects of accounting changes and adoption of accounting policies, and

▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” in this annual report on Form 10-K,

▪	the adequacy of and access to sources of liquidity,

▪	our inability to obtain drilling contracts for our rigs that do not have contracts,

▪	our inability to renew drilling contracts at comparable dayrates,

▪	operational performance,

▪	the impact of regulatory changes,

▪	the cancellation of drilling contracts currently included in our reported contract backlog,

▪	shipyard, construction and other delays,

▪	the results of meetings of our shareholders,

▪	changes in political, social and economic conditions,

▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, and

▪	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

The foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based.

Index

PART I

Item 1.	Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 17, 2015, we owned or had partial ownership interests in and operated 71 mobile offshore drilling units.  As of February 17, 2015, our fleet consisted of 44 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 17 Midwater Floaters and 10 High-Specification Jackups.  At February 17, 2015, we also had seven Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.

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

Recent Developments

On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners LLC (“Transocean Partners”), a consolidated Marshall Islands limited liability company, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Noncontrolling Interest.”

In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of Applied Drilling Technology International Limited, a U.K. company that performs drilling management services in the North Sea.  Following the completion of the sale transaction, we agreed to provide a $15 million working capital line of credit to the buyer for up to two years.  The disposal of this component of our business results in the discontinuation of our drilling management services operating segment in the year ending December 31, 2014.  See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Discontinued Operations.”

Index

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

Drillships are generally self-propelled vessels, shaped like conventional ships, and are the most mobile of the major rig types.  All of our high-specification drillships are equipped with a computer-controlled dynamic positioning thruster system, which allows them to maintain position without anchors through the use of their onboard propulsion and station-keeping systems.  Drillships typically have greater load capacity than early generation semisubmersible rigs.  This enables them to carry more supplies on board, which often makes them better suited for drilling in remote locations where resupply is more difficult.  However, drillships are generally limited to operations in calmer water conditions than those in which semisubmersibles can operate.  We have 12 Ultra-Deepwater drillships in operation that are, and seven Ultra-Deepwater drillships under construction that will be, equipped with our patented dual-activity technology.  Dual-activity technology employs structures, equipment and techniques using two drilling stations within a single derrick to allow these drillships to perform simultaneous drilling tasks in a parallel rather than sequential manner, reducing critical path activity, to improve efficiency in both exploration and development drilling.  In addition to dynamic positioning thruster systems, dual-activity technology, industry-leading hoisting capacity and a second blowout preventer system, five of our seven newbuild drillships under construction will be outfitted to accommodate a future upgrade to a 20,000 pounds per square inch (“psi”) blowout preventer.

Semisubmersibles are floating vessels that can be submerged by means of a water ballast system such that the lower hulls are below the water surface during drilling operations.  These rigs are capable of maintaining their position over a well through the use of an anchoring system or a computer-controlled dynamic positioning thruster system.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units are self-propelled and move between locations under their own power when afloat on pontoons.  Typically, semisubmersibles are better suited than drillships for operations in rougher water conditions.  We have two custom-designed, high-capacity, dual-activity semisubmersible drilling rigs, equipped for year-round operations in harsh environments, including those of the Norwegian continental shelf and sub-Arctic waters.  We have three semisubmersibles, which are designed for mild environments and are equipped with the unique tri-act derrick.  The tri-act derrick was designed to reduce overall well construction costs, as it allows offline tubular and riser handling operations to occur at two sides of the derrick while the center portion of the derrick is being used for normal drilling operations through the rotary table.  Additionally, five of our 38 semisubmersibles are equipped with our patented dual-activity technology.

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

As of February 17, 2015, we owned and operated a fleet of 71 rigs, excluding rigs under construction, as follows:

▪	44 High-Specification Floaters, which are comprised of:

▪	29 Ultra-Deepwater Floaters;

▪	Eight Deepwater Floaters; and

▪	Seven Harsh Environment Floaters;

▪	17 Midwater Floaters; and

▪	10 High-Specification Jackups.

Index

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

Drilling units—The following tables, presented as of February 17, 2015, provide certain specifications for our rigs.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow-on contract.  As of February 17, 2015, we owned all of the drilling rigs in our fleet noted in the tables below, except for the following: (1) those specifically described as being owned through our interests in consolidated entities that were less than wholly owned and (2) Petrobras 10000, which is subject to a capital lease through August 2029.

Rigs Under Construction (12)

			Water	Drilling
			depth	depth
		Expected	capacity	capacity	Contracted
Name	Type	completion	(in feet)	(in feet)	location
Ultra-Deepwater Floaters
Deepwater Thalassa	HSD	1Q 2016	12,000	40,000	To be determined
Deepwater Proteus	HSD	3Q 2016	12,000	40,000	To be determined
Deepwater Pontus	HSD	1Q 2017	12,000	40,000	To be determined
Deepwater Poseidon	HSD	2Q 2017	12,000	40,000	To be determined
Deepwater Conqueror	HSD	4Q 2016	12,000	40,000	U.S. Gulf
Ultra-Deepwater drillship TBN1	HSD	2Q 2017	12,000	40,000	To be determined
Ultra-Deepwater drillship TBN2	HSD	1Q 2018	12,000	40,000	To be determined
High-Specification Jackups
Transocean Cassiopeia	Jackup	3Q 2016	400	35,000	To be determined
Transocean Centaurus	Jackup	1Q 2017	400	35,000	To be determined
Transocean Cepheus	Jackup	3Q 2017	400	35,000	To be determined
Transocean Cetus	Jackup	1Q 2018	400	35,000	To be determined
Transocean Circinus	Jackup	3Q 2018	400	35,000	To be determined
______________________________
“HSD” means high-specification drillship.

Index

High-Specification Floaters (44)

		Year	Water	Drilling
		entered	depth	depth
		service/	capacity	capacity
Name	Type	upgraded (a)	(in feet)	(in feet)	Location
Ultra-Deepwater Floaters (29)
Discoverer Clear Leader (b) (c) (d) (e)	HSD	2009	12,000	40,000	U.S. Gulf
Discoverer Americas (b) (c) (d)	HSD	2009	12,000	40,000	Tanzania
Discoverer Inspiration (b) (c) (d) (e)	HSD	2010	12,000	40,000	U.S. Gulf
Deepwater Champion (b) (c)	HSD	2011	12,000	40,000	U.S. Gulf
Deepwater Asgard (b) (c) (d)	HSD	2014	12,000	40,000	Indonesia
Deepwater Invictus (b) (c) (d)	HSD	2014	12,000	40,000	U.S. Gulf
Petrobras 10000 (b) (c)	HSD	2009	12,000	37,500	Brazil
Dhirubhai Deepwater KG1 (b)	HSD	2009	12,000	35,000	Brazil
Dhirubhai Deepwater KG2 (b)	HSD	2010	12,000	35,000	India
Discoverer India (b) (c) (d)	HSD	2010	12,000	40,000	U.S. Gulf
Discoverer Deep Seas (b) (c) (d)	HSD	2001	10,000	35,000	U.S. Gulf
Discoverer Enterprise (b) (c) (d)	HSD	1999	10,000	35,000	U.S. Gulf
Discoverer Spirit (b) (c) (d)	HSD	2000	10,000	35,000	Idle
GSF C.R. Luigs (b)	HSD	2000	10,000	35,000	Idle
GSF Jack Ryan (b)	HSD	2000	10,000	35,000	Idle
Deepwater Discovery (b)	HSD	2000	10,000	30,000	Idle
Deepwater Frontier (b)	HSD	1999	10,000	30,000	Idle
Deepwater Millennium (b)	HSD	1999	10,000	30,000	Australia
Deepwater Pathfinder (b)	HSD	1998	10,000	30,000	Idle
Deepwater Expedition (b)	HSD	1999	8,500	30,000	Idle
Cajun Express (b) (f)	HSS	2001	8,500	35,000	Ivory Coast
Deepwater Nautilus (g)	HSS	2000	8,000	30,000	U.S. Gulf
GSF Explorer (b)	HSD	1972/1998	7,800	30,000	Idle
Discoverer Luanda (b) (c) (d) (h)	HSD	2010	7,500	40,000	Angola
GSF Development Driller I (b) (c)	HSS	2005	7,500	37,500	Angola
GSF Development Driller II (b) (c)	HSS	2005	7,500	37,500	Romania
Development Driller III (b) (c) (e)	HSS	2009	7,500	37,500	U.S. Gulf
Sedco Energy (b) (f)	HSS	2001	7,500	35,000	Congo
Sedco Express (b) (f)	HSS	2001	7,500	35,000	Nigeria
Deepwater Floaters (8)
Deepwater Navigator (b)	HSD	1971/2000	7,200	25,000	Brazil
Transocean Marianas (g)	HSS	1979/1998	7,000	30,000	South Africa
Sedco 702 (b)	HSS	1973/2007	6,500	25,000	Nigeria
Sedco 706 (b)	HSS	1976/2008	6,500	25,000	Brazil
Sedco 707 (b)	HSS	1976/1997	6,500	25,000	Idle
GSF Celtic Sea (g)	HSS	1982/1998	5,750	25,000	Angola
Jack Bates (g)	HSS	1986/1997	5,400	30,000	Australia
M.G. Hulme, Jr. (g)	HSS	1983/1996	5,000	25,000	Malaysia
Harsh Environment Floaters (7)
Transocean Spitsbergen (b) (c)	HSS	2010	10,000	30,000	Norwegian N. Sea
Transocean Barents (b) (c)	HSS	2009	10,000	30,000	Norwegian N. Sea
Henry Goodrich (g)	HSS	1985/2007	5,000	30,000	Canada
Transocean Leader (g)	HSS	1987/1997	4,500	25,000	Norwegian N. Sea
Paul B, Loyd, Jr.(g)	HSS	1990	2,000	25,000	U.K. N. Sea
Transocean Arctic (g)	HSS	1986	1,650	25,000	Norwegian N. Sea
Polar Pioneer (g)	HSS	1985	1,500	25,000	Singapore
______________________________
“HSD” means high-specification drillship.
“HSS” means high-specification semisubmersible.
(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.
(b)	Dynamically positioned.
(c)	Dual-activity.
(d)	Enterprise-class or Enhanced Enterprise-class rig.
(e)	Owned through our 70 percent interest in Transocean Partners.
(f)	Express-class rig.
(g)	Moored floaters.
(h)	Owned through our 65 percent interest in Angola Deepwater Drilling Company Limited (“ADDCL”).

Index

Midwater Floaters (17)

		Year	Water	Drilling
		entered	depth	depth
		service/	capacity	capacity
Name	Type	upgraded (a)	(in feet)	(in feet)	Location
Transocean Amirante	OS	1978/1997	3,500	25,000	Libya
Transocean Legend	OS	1983	3,500	25,000	Idle
Transocean Driller	OS	1991	3,000	25,000	Brazil
GSF Rig 135	OS	1983	2,800	25,000	Nigeria
GSF Rig 140	OS	1983	2,800	25,000	India
GSF Aleutian Key	OS	1976/2001	2,300	25,000	Stacked
GSF Arctic III	OS	1984	1,800	25,000	Idle
Sedco 711	OS	1982	1,800	25,000	U.K. N. Sea
Transocean John Shaw	OS	1982	1,800	25,000	U.K. N. Sea
Sedco 712	OS	1983	1,600	25,000	U.K. N. Sea
Sedco 714	OS	1983/1997	1,600	25,000	U.K. N. Sea
Actinia	OS	1982	1,500	25,000	India
GSF Grand Banks	OS	1984	1,500	25,000	Canada
Transocean Prospect	OS	1983/1992	1,500	25,000	U.K. N. Sea
Transocean Searcher	OS	1983/1988	1,500	25,000	Norwegian N. Sea
Transocean Winner	OS	1983	1,500	25,000	Norwegian N. Sea
Sedco 704	OS	1974/1993	1,000	25,000	U.K. N. Sea
______________________________
“OS” means other semisubmersible.
(a)	Dates shown are the original service date and the date of the most recent upgrade, if any.

High-Specification Jackups (10)

	Year	Water	Drilling
	entered	depth	depth
	service/	capacity	capacity
Name	upgraded (a)	(in feet)	(in feet)	Location
Transocean Ao Thai	2013	350	35,000	Thailand
Transocean Andaman	2013	350	35,000	Thailand
Transocean Siam Driller	2013	350	35,000	Thailand
Transocean Honor (b)	2012	400	30,000	Angola
GSF Constellation I	2003	400	30,000	Indonesia
GSF Constellation II	2004	400	30,000	Gabon
GSF Galaxy I	1991/2001	400	30,000	U.K. N. Sea
GSF Galaxy II	1998	400	30,000	U.K. N. Sea
GSF Galaxy III	1999	400	30,000	Denmark
GSF Monarch	1986	350	30,000	U.K. N. Sea
______________________________
(a)	Dates shown are the original service date and the date of the most recent upgrades, if any.
(b)	Owned through our 70 percent interest in Transocean Drilling Services Offshore Inc. (“TDSOI”).

Index

Markets

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  We operate in a single, global offshore drilling market because our drilling rigs are mobile assets and are able to be moved according to prevailing market conditions, as we have the ability to mobilize our drilling rigs between regions based on customer contracting requirements or reposition the drilling rigs to capture demand.  Consequently, we cannot predict the percentage of our revenues that will be derived from particular geographic or political areas in future periods.

As of February 17, 2015, our drilling fleet was located in the U.S. Gulf of Mexico (12 units), the U.K. North Sea (11 units), Far East (nine units), Norway (six units), African countries other than Nigeria and Angola (six units), Brazil (five units), Angola (four units), India (four units), Australia (four units), Nigeria (three units), Mediterranean (three units), Canada (two units), Denmark (one unit) and Europe (one unit).

The market for offshore drilling rigs and associated services reflects oil companies’ demand for equipment for drilling exploration, appraisal and development wells and for performing maintenance on existing production wells.  Activity levels of exploration and production companies and their associated capital expenditures are to a large extent driven by the worldwide demand for energy, including crude oil and natural gas.  Demand and supply for hydrocarbons drives commodity prices which in turn impact exploration and production companies’ ability to fund investments in exploration, development and production activities.

In addition to absolute levels of demand from oil companies, the offshore drilling industry has experienced significant improvements in the technical specifications for rigs required for many regions.  Factors such as water depth, more advanced well designs, deeper drilling depth, high pressure and temperature, sub-salt, and harsh environments, as well as heightened regulatory standards, are driving the need for more sophisticated drilling units.  We expect the production of hydrocarbons from these more challenging environments to support the demand for modern, technologically advanced mobile offshore drilling units.

The global offshore drilling market is becoming more specialized as new technology enables drilling activities in deeper waters and harsher environments, facilitating exploration and development drilling in new geographical areas.  As a result, drilling contractors have been turning their focus to water depth, technical capacities and rig types required to meet changes in rig requirements from oil companies.

Notwithstanding the recent cyclical downturn, deepwater oil and gas production has increased in importance.  Evolving drilling technology combined with a period of continued growth in energy demand has led to the discovery of several new deepwater basins and plays in the past several years.  These discoveries marked the beginning of our customers’ increasing strategic focus on deepwater and represent a backlog of deepwater development opportunities, with Brazil, the U.S. Gulf of Mexico and West Africa being the key ultra-deepwater provinces.  Outside of these core regions, activity has also increased in the Mediterranean, East Africa, Mexico and Asia, among other areas.  Because offshore discoveries have been concentrated in deepwater, the majority of the global ultra-deepwater fleet operates in this space; however, the design of ultra-deepwater drilling rigs enables them to operate in ultra-deepwater areas, which have experienced growing interest in exploration and development activity.  Ultra-deepwater rigs represent the newest and most modern class of the offshore fleet and have capabilities that are attractive to exploration and production companies operating in many water depths.

Additionally, licensing activity during the past several years demonstrates the increased interest in deepwater as exploration and production companies look to explore new frontiers.  This significant reloading of exploration portfolios, particularly by the major oil companies, reflects the strategic importance of deepwater as companies look to areas they can access and that are prospective for material discoveries.  Deepwater is, therefore, an increasingly important part of the major oil companies’ long-term strategies.

Although our long-term view of the offshore drilling market remains favorable, particularly for high-specification assets, we expect the near to medium term to be challenging, given customers’ decisions to focus on capital allocation, reduce costs and delay various exploration and development programs.  The significant rapid decline in oil and natural gas prices has accelerated the rapid decrease in demand in all markets.  We currently expect the pace of contracting for the global floater fleet to remain slow in the near to medium term, resulting in excess capacity, lower dayrates and idle time for some rigs.  Any overcapacity of higher specification rigs capable of operating in shallower water depths cause a shift in customer preference to higher specification units during such periods of overcapacity.  Additionally, this excess capacity may result in some lower capability assets in the industry being permanently retired ultimately reducing the available supply of drilling rigs, all else being equal.

We categorize the market sectors in which we operate as follows: (1) ultra-deepwater, (2) deepwater, (3) midwater and (4) jackup.  The ultra-deepwater, deepwater and midwater market sectors, collectively known as the floater market, are serviced by our drillships and semisubmersibles.  We generally view the ultra-deepwater market sector as water depths beginning at 7,500 feet and extending to the maximum water depths in which rigs are capable of drilling, which is currently up to 12,000 feet.  The deepwater market sector services water depths beginning at approximately 4,500 feet to approximately 7,500 feet, and the midwater market sector services water depths from approximately 300 feet to approximately 4,500 feet.

The jackup market sector begins at the outer limit of the transition zone, which is characterized by coastal and state water areas, extending to water depths of approximately 400 feet.  This sector has developed to levels of consistent demand for approximately 450 rigs globally.

Index

Financial Information about Geographic Areas

The following table presents the geographic areas in which our operating revenues were earned (in millions):

	Years ended December 31,
	2014	2013	2012
Operating revenues
U.S.	$2,289	$2,382	$2,472
U.K.	1,194	1,181	1,028
Norway	1,036	1,208	1,174
Brazil	651	855	1,114
Other countries (a)	4,004	3,623	3,157
Total operating revenues	$9,174	$9,249	$8,945

______________________________

(a)	Other countries represents countries in which we operate that individually had operating revenues representing less than 10 percent of total operating revenues earned for any of the periods presented.

The following table presents the geographic areas in which our long-lived assets were located (in millions):

	December 31,
	2014	2013
Long-lived assets
U.S.	$7,080	$6,996
Norway	1,952	2,091
Other countries (a)	12,506	12,620
Total long-lived assets	$21,538	$21,707
______________________________
(a)	Other countries represents countries in which we operate that individually had long-lived assets representing less than 10 percent of total long-lived assets for any of the periods presented.

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

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term.  At December 31, 2014, the contract backlog was approximately $22.5 billion, representing a decrease of 20 percent and 23 percent compared to the contract backlog at December 31, 2013 and 2012, which was $28.2 billion and $29.4 billion, respectively.  See “Part II. Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Drilling market” and “Part II. Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

Certain of our drilling contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment.  Such payments, however, may not fully compensate us for the loss of the contract.  Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non-performance, in the event of extended downtime or impaired performance caused by equipment or operational issues, or periods of extended downtime due to force majeure events.  Many of these events are beyond our control.  The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term.  Our contracts also typically include a provision that allows the customer to extend the contract to finish drilling a well-in-progress.  During periods of depressed market conditions, our customers may seek to renegotiate firm drilling contracts to reduce their obligations or may seek to repudiate their contracts.  Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension.  If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to our business—Our drilling contracts may be terminated due to a number of events.”

Index

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

The interpretation and enforceability of a contractual indemnity depends upon the specific facts and circumstances involved, as governed by applicable laws, and may ultimately need to be decided by a court or other proceeding which will need to consider the specific contract language, the facts and applicable laws.  In connection with the Macondo well incident, although certain aspects of our contractual indemnity was enforced, a court refused to enforce an indemnity in respect of certain penalties and punitive damages under the Clean Water Act (“CWA”).  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.  The inability or other failure of our customers to fulfill their indemnification obligations to us could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Courts also restrict indemnification for criminal fines and penalties.  See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies—Macondo well incident contingencies—Contractual indemnity.”

Significant Customers

We engage in offshore drilling services for most of the leading international oil companies or their affiliates, as well as for many government-controlled oil companies and independent oil companies.  For the year ended December 31, 2014, our most significant customers were Chevron Corporation (together with its affiliates, “Chevron”) and BP plc. (together with its affiliates, “BP”), representing approximately 11 percent and nine percent, respectively, of our consolidated operating revenues.  No other customers accounted for 10 percent or more of our consolidated operating revenues in the year ended December 31, 2014.  Additionally, as of February 17, 2015, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Royal Dutch Shell plc and Chevron, representing approximately 41 percent and 20 percent, respectively, of our total contract backlog.  See “Item 1A. Risk Factors—Risks related to our business—We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have a material adverse impact on our financial results.”

Employees

We require highly skilled personnel to operate our drilling units.  Consequently, we conduct extensive personnel recruiting, training and safety programs.  At December 31, 2014, we had approximately 13,100 employees associated with our continuing operations, including approximately 1,000 persons engaged through contract labor providers.  Approximately 30 percent of our total workforce, working primarily in Angola, the U.K., Nigeria, Norway, Australia and Brazil are represented by, and some of our contracted labor work under, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions, as the outcome of such negotiations apply to all offshore employees not just the union members.  Additionally, failure to reach agreement on certain key issues may result in strikes, lockouts or other work stoppages that may materially impact our operations.

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

Joint Venture, Agency and Sponsorship Relationships and Other Investments

On July 31, 2014, we announced the pricing of an initial public offering of common units representing limited liability company interests in Transocean Partners, which began trading on the New York Stock Exchange under the ticker symbol “RIGP,” for $22.00 per unit.  On August 5, 2014, we completed the initial public offering of 20.1 million common units.  We hold 21.3 million common units and 27.6 million subordinated units of Transocean Partners, representing a 70.8 percent limited liability company interest, and all of its incentive distribution rights.  The remaining 20.1 million common units, representing a 29.2 percent limited liability interest, trades on the New York Stock Exchange under the ticker symbol “RIGP”.

Additionally, in some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation.  We may or may not control these joint ventures.  We are an active participant in several joint venture drilling companies, principally in Angola, Indonesia, Malaysia and Nigeria.  Local laws or customs in some areas of the world also effectively mandate establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we enter into agency or sponsorship agreements.  Some of the joint ventures in which we participate are as follows:

Index

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

We hold a 24 percent direct interest and a 36 percent indirect interest in Indigo Drilling Limited (“Indigo”), a consolidated Nigerian joint venture company formed to engage in drilling operations offshore Nigeria.  Our local partners, Mr. Fidelis Oditah and Mr. Chima Ibeneche, each holds a 12.5 percent direct interest and Mr. Joseph Obi and Mr. Ben Osuno, together own a 15 percent indirect interest, in Indigo.

Additionally, we hold interests in certain joint venture companies in Angola, Indonesia, Malaysia and Nigeria that have been formed to perform certain management services and other onshore support services for our operations.

Technological Innovation

We are a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the global offshore drilling business.  Our fleet is considered one of the most versatile in the world with a particular focus on deepwater and harsh environment drilling capabilities.  Since launching the offshore industry’s first jackup drilling rig in 1954, we have achieved a long history of technological innovations, including the first dynamically positioned drillship, the first rig to drill year-round in the North Sea and the first semisubmersible rig for year-round sub-Arctic operations.  In recent years, we have repeatedly achieved the world water depth record, holding the current world record at 10,411 feet.  Seventeen rigs in our existing fleet are, and seven of our rigs that are currently under construction will be, equipped with our patented dual-activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner and reduces critical path activity while improving efficiency in both exploration and development drilling.  Additionally, three rigs in our existing fleet are equipped with the unique tri-act derrick, which allows offline tubular and riser activities during normal drilling operations and is patented in certain market sectors in which we operate.

We continue to develop and deploy industry-leading technology.  In addition to our patented dual-activity drilling technology, some of our most recent newbuild drillships will include industry-leading hookload capability, compensated cranes for performing subsea installations, hybrid power systems and reduced emissions and advanced generator protection.  The newbuild drillships will also be outfitted with two blowout preventers and triple liquid mud systems and are designed to accept 20,000 psi blowout preventers in the future.  The effective use of and continued improvements in technology to address our customers’ requirements are critical to maintaining our competitive position within the contract drilling services industry.  We expect to continue to develop technology internally, through partnerships, such as our collaboration with a customer to develop a fault-resistant and fault-tolerant blowout preventer control system, or to acquire technology through strategic acquisitions.

Environmental Compliance

Our operations are subject to a variety of global environmental regulations.  We monitor our compliance with environmental regulation in each country of operation and, while we see an increase in general environmental regulation, we have made and will continue to make the required expenditures to comply with current and future environmental requirements.  We make expenditures to further our commitment to environmental improvement and the setting of a global environmental standard as part of our wider corporate responsibility effort.  We assess the environmental impacts of our business, focusing on the areas of greenhouse gas emissions, climate change, discharges and waste management.  Our actions are designed to reduce risk in our current and future operations, to promote sound environmental management and to create a proactive environmental program.  To date, we have not incurred material costs in order to comply with recent environmental legislation, and we do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.

For a discussion of the effects of environmental regulation, see “Item 1A. Risk Factors—Risks related to our business—Compliance with or breach of environmental laws can be costly, expose us to liability and could limit our operations.”

Index

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

We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Integrity and any waiver from any provision of our Code of Integrity by posting such information in the Governance section of our website at www.deepwater.com.

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

Index

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

A significant number of the newbuild units, including our two Ultra-Deepwater drillships and our five High-Specification Jackups currently under construction, have not been contracted for work, which may intensify price competition.  Any further increase in construction of new units would likely exacerbate the negative impact on dayrates and utilization rates.  Additionally, intense price competition may drive customers to demand renegotiation of existing contracts to lower dayrates in exchange for longer contract terms.  In an over-supplied market, we may have limited bargaining power to renegotiate on more favorable terms.  Lower dayrates and rig utilization rates could adversely affect our revenues and profitability.

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

The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services.  A number of existing drilling contracts for our drilling rigs that are currently operating are scheduled to expire in 2015 and 2016.  Also, of the units we currently have under construction as part of our newbuild program, two Ultra-Deepwater drillships and our five High-Specification Jackups are being constructed without customer drilling contracts.  We will attempt to secure drilling contracts for these units prior to their completion.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts or obtain drilling contracts for our newbuilds, and there may be a gap in the operation of the rigs between current contracts and subsequent contracts.  In particular, if oil and natural gas prices are low, or it is expected that such prices will decrease in the future, at a time when we are seeking drilling contracts for our rigs, we may be unable to obtain drilling contracts at attractive dayrates or at all.

Index

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

At December 31, 2014 and 2013, our overall debt level was approximately $10.1 billion and $10.7 billion, respectively.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

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

We engage in offshore drilling services for most of the leading international oil companies or their affiliates, as well as for many government-controlled oil companies and independent oil companies.  For the year ended December 31, 2014, our most significant customers were Chevron and BP, accounting for approximately 11 percent and nine percent, respectively, of our consolidated operating revenues from continuing operations.  As of February 17, 2015, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Royal Dutch Shell plc and Chevron, representing approximately 41 percent and 20 percent, respectively, of our total contract backlog.

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

Index

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

At February 17, 2015, the contract backlog associated with our continuing operations was approximately $21.2 billion.  This amount represents the firm term of the drilling contract multiplied by the contractual operating rate, which may be higher than the actual dayrate we receive or we may receive other dayrates included in the contract such as waiting on weather rate, repair rate, standby rate or force majeure rate.  The contractual operating dayrate may also be higher than the actual dayrate we receive because of a number of factors, including rig downtime or suspension of operations.

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

In certain drilling contracts, the dayrate may be reduced to zero or result in customer credit against future dayrate if, for example, repairs extend beyond a stated period of time.  Our contract backlog includes signed drilling contracts and, in some cases, other definitive agreements awaiting contract execution.  We may not be able to realize the full amount of our contract backlog due to events beyond our control.  In addition, some of our customers have experienced liquidity issues in the past and these liquidity issues could be experienced again if commodity prices decline to lower levels for an extended period of time.  Liquidity issues and other market pressures could lead our customers to go into bankruptcy or could encourage our customers to seek to repudiate, cancel or renegotiate these agreements for various reasons (see “—Our drilling contracts may be terminated due to a number of events”).  Our inability to realize the full amount of our contract backlog may have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

As of February 17, 2015, we had seven Ultra-Deepwater Floater and five High-Specification Jackup newbuild rig projects.  We also have a variety of other more limited shipyard projects at any given time.  These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

▪	shipyard availability, failures and difficulties;

▪	shortages of equipment, materials or skilled labor;

▪	unscheduled delays in the delivery of ordered materials and equipment;

▪	design and engineering problems, including those relating to the commissioning of newly designed equipment;

▪	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;

▪	unanticipated actual or purported change orders;

▪	disputes with shipyards and suppliers;

▪	failure or delay of third-party vendors or service providers;

▪	availability of suppliers to recertify equipment for enhanced regulations;

▪	strikes, labor disputes and work stoppages;

▪	customer acceptance delays;

▪	adverse weather conditions, including damage caused by such conditions;

▪	terrorist acts, war, piracy and civil unrest;

▪	unanticipated cost increases; and

▪	difficulty in obtaining necessary permits or approvals.

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

Numerous lawsuits have been filed against us and unaffiliated defendants related to the Macondo well incident.  We are subject to claims alleging that we are jointly and severally liable, along with BP and others, for damages arising from the Macondo well incident.  We have incurred and expect to continue to incur significant legal fees and costs in responding to these matters.  In January 2013, we agreed with the U.S. Department of Justice (“DOJ”) to pay $1.4 billion in fines, recoveries and penalties, excluding interest, over a five-year period through 2017, and we may be subject to additional governmental fines or penalties.  These payments are not deductible for tax purposes.  Although we have excess liability insurance coverage relating to certain other liabilities associated with the Macondo well incident, our personal injury and other third-party liability insurance coverage is subject to deductibles and overall aggregate policy limits and does not cover criminal fines and penalties.  There can be no assurance that our insurance will ultimately be adequate to cover all of our remaining potential liabilities in connection with these matters.  For a discussion of the potential impact of the failure of the Macondo well operator to honor its indemnification obligations to us, see “—We could experience a material adverse effect on our consolidated statement of financial position, results of operations or cash flows to the extent any of the Macondo well operator’s indemnification obligations to us are not enforceable or the operator does not indemnify us” below.  If we ultimately incur substantial additional liabilities in connection with these matters with respect to which we are neither insured nor indemnified, those liabilities could have a material adverse effect on us.

Index

We are currently unable to estimate the full impact the Macondo well incident will have on us.  We have recognized a liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made.  At December 31, 2014, our liability for such loss contingencies was $426 million.  This liability takes into account certain events related to the litigation and investigations arising out of the incident.  There are loss contingencies related to the Macondo well incident that we believe are reasonably possible and for which we do not believe a reasonable estimate can be made.  These loss contingencies could increase the liabilities we ultimately recognize.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may adjust our estimated loss contingencies arising out of the Macondo well incident, and the resulting liabilities could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Our business may also be adversely impacted by any negative publicity relating to the incident and us, any negative perceptions about us by customers, the skilled personnel whom we require to support our operations or others, any further increases in premiums for insurance or difficulty in obtaining coverage and the diversion of management’s attention from our operations to focus on matters relating to the incident.  In addition, the Macondo well incident could negatively impact our ongoing business relationship with BP, which accounted for approximately nine percent of our consolidated operating revenues from continuing operations in the year ended December 31, 2014.  Ultimately, these factors could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

We could experience a material adverse effect on our consolidated statement of financial position, results of operations or cash flows to the extent any of the Macondo well operator’s indemnification obligations to us are not enforceable or the operator does not indemnify us.

The combined response team to the Macondo well incident was unable to stem the flow of hydrocarbons from the well prior to the sinking of Deepwater Horizon.  The resulting spill of hydrocarbons was the most extensive in U.S. history.  The operator has stated in its public filings that it has recognized cumulative pre-tax losses of $43.5 billion in relation to the spill as of February 3, 2015.  As described under “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies—Macondo well incident contingencies—Contractual indemnity,” under the Deepwater Horizon drilling contract, BP agreed to indemnify us with respect to certain matters, and we agreed to indemnify BP with respect to certain matters.  We could experience a material adverse effect on our consolidated statement of financial position, results of operations or cash flows to the extent that BP does not honor its indemnification obligations, including by reason of financial or legal restrictions, or our insurance policies do not fully cover these amounts.  In April 2011, BP filed a claim seeking a declaration that it is not liable to us in contribution, indemnification, or otherwise, and further, BP has brought claims against us seeking indemnification and contribution.  On November 1, 2011, we filed a motion for partial summary judgment regarding the scope and enforceability of the indemnity obligations in the drilling contract.  On January 26, 2012, the court ruled that the drilling contract requires BP to indemnify us for compensatory damages asserted by third parties against us related to pollution that did not originate on or above the surface of the water, even if the claim is the result of our strict liability, negligence or gross negligence.  The court also held that BP does not owe us indemnity to the extent that we are held liable for punitive damages or civil penalties under the CWA.  The court deferred ruling on BP’s argument that we committed a core breach of the drilling contract or otherwise materially increased BP’s risk or prejudiced its rights so as to impair BP’s indemnity obligations.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.  In May 2013, we filed a motion for partial summary judgment seeking to enforce BP’s agreement to release claims made by BP itself.  On September 4, 2014, the U.S. District Court, Eastern District of Louisiana (the “MDL Court”) entered Findings of Fact and Conclusions of Law for phase one of the multidistrict litigation trial (the “Phase One Trial”).  The MDL Court concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that Transocean was negligent and 30 percent at fault; and that Halliburton Company (“Halliburton”) was negligent and three percent at fault.  Because the MDL Court found that Transocean was not grossly negligent, it concluded that BP’s contractual agreement to indemnify us for compensatory damages is valid and enforceable and that we no longer have exposure for punitive damages.  The MDL Court also ruled that BP’s contractual agreement to release its own claims against us is valid and enforceable.  This release bars the Plaintiff’s Steering Committee (the “PSC”) from pursuing claims that have been assigned to it by BP in the BP/PSC settlement.  These findings are appealable and we are unable to predict how an appellate court may ultimately rule on the MDL conclusions in the Phase One Trial.

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

Index

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

See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies—Macondo well incident contingencies—Multidistrict litigation proceeding.”

Pursuant to our Plea Agreement, we are subject to probation, through February 2018.  Pursuant to the terms of our Consent Decree, we are subject to the restrictions of that decree for an extended period of time that will be at least through 2017.  Any failure to comply with the Consent Decree or probation could result in additional penalties, sanctions and costs and could adversely affect us.  See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies—Macondo well incident contingencies—Multidistrict litigation proceeding.”

In addition, a number of other governmental and regulatory bodies as well as we and other companies have conducted investigations into the Macondo well incident.  Many of these investigations have resulted in reports that are critical of us and our actions leading up to and in connection with the incident.

See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies—Macondo well incident contingencies—Multidistrict litigation proceeding.”

We cannot predict the ultimate outcome of the remaining DOJ or other governmental claims or any of the investigations, including any impact on the litigation related to the Macondo well incident, outcome of appeals to the Phase One Ruling by the MDL Court, the extent to which we could be subject to fines, sanctions or other penalties or the potential impact of measures implemented as a result of the settlement with the DOJ, our guilty plea or arising from the investigations or the costs to be incurred in completing the investigations.

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

Index

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

Our non-U.S. contract drilling operations are subject to various laws and regulations in certain countries in which we operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation and social contributions of offshore earnings and earnings of expatriate personnel.  We are also subject to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and other U.S. laws and regulations governing our international operations.  In addition, various state and municipal governments, universities and other investors have proposed or adopted divestment and other initiatives regarding investments including, with respect to state governments, by state retirement systems in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department.  Failure to comply with applicable laws and regulations, including those relating to sanctions and export restrictions, may subject us to criminal sanctions or civil remedies, including fines, denial of export privileges, injunctions or seizures of assets.  Investors could view any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our shares.

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

Our operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as, blowouts, reservoir damage, loss of production, loss of well control, lost or stuck drill strings, equipment defects, craterings, fires, explosions and pollution.  Contract drilling requires the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and other parties.  These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, claims by third parties or customers and suspension of operations.  Our offshore fleet is also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking, grounding, collision, piracy, damage from severe weather and marine life infestations.

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

Damage to the environment could also result from our operations, particularly through spillage of hydrocarbons, fuel, lubricants or other chemicals and substances used in drilling operations, or extensive uncontrolled fires.  We may also be subject to property damage, environmental indemnity and other claims by oil and natural gas companies.  Drilling involves certain risks, including risks associated with the loss of control of a well, such as blowout, cratering, the cost to regain control of or re-drill the well and remediation of associated pollution.  Our customers may be unable or unwilling to indemnify us against such risks.  In addition, a court may decide that certain indemnities in our current or future drilling contracts are not enforceable.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy, and the enforceability of an indemnity as to other matters may be limited.

Our insurance policies and drilling contracts contain rights to indemnity that may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks.  We have two main types of insurance coverage: (1) hull and machinery coverage for physical damage to our property and equipment and (2) excess liability coverage, which generally covers offshore risks, such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  We generally have no hull and machinery insurance coverage for damages caused by named storms in the U.S. Gulf of Mexico.  We maintain per occurrence deductibles that generally range up to $10 million for various third-party liabilities and an additional aggregate annual deductible of $50 million, which is self-insured through our wholly-owned captive insurance company.  We also retain the risk for any liability in excess of our $750 million excess liability coverage.  However, pollution and environmental risks generally are not completely insurable.

If a significant accident or other event occurs that is not fully covered by our insurance or by an enforceable or recoverable indemnity from a customer or from Shelf Drilling with respect to the three standard jackups that Shelf Drilling operates, for which we have agreed to provide a limited guarantee in favor of Shelf Drilling’s customer from the time the drilling contracts are novated through expiration of such drilling contracts, such occurrence could adversely affect our consolidated statement of financial position, results of operations or cash flows.  The amount of our insurance may also be less than the related impact on enterprise value after a loss.  Our insurance coverage will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations.  Our coverage includes annual aggregate policy limits.  As a result, we generally retain the risk for any losses in excess of these limits.  We generally do not carry insurance for loss of revenue unless contractually required, and certain other claims may also not be reimbursed by insurance carriers.  Any such lack of reimbursement may cause us to incur substantial costs.  In addition, we could decide to retain more risk in the future, resulting in higher risk of losses, which could be material.  Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable or be able to obtain insurance against certain risks.

Index

Recent developments in Swiss corporate governance may affect our ability to attract and retain top executives.

On January 1, 2014, subject to certain transitional provisions, the Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the “Ordinance”) became effective.  The Ordinance, among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and board of directors (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and board of directors, and (c) requires the declassification of our board of directors and the amendment of our articles of association to specify various compensation-related matters.  At the 2014 annual general meeting, our shareholders approved amendments to our articles of association that implement the requirements of the Ordinance.  At the 2015 annual general meeting, our shareholders will, for the first time, be required to approve the maximum aggregate compensation of (1) our board of directors for the period between the 2015 annual general meeting and the 2016 annual general meeting and (2) our executive management team for the year ending December 31, 2016.  The Ordinance further provides for criminal penalties against directors and members of executive management in case of noncompliance with certain of its requirements.  The Ordinance may negatively affect our ability to attract and retain executive management and members of our board of directors.

Corporate restructuring activity, divestitures, acquisitions and other business combinations and reorganizations could adversely affect our ability to achieve our strategic goals.

We have undertaken and continue to seek appropriate opportunities for restructuring our organization, engaging in strategic acquisitions, divestitures and other business combinations, such as our initial public offering of and investment in Transocean Partners LLC, in order to optimize our fleet and strengthen our competitiveness.  We face risks arising from these activities, which could adversely affect our ability to achieve our strategic goals.  For example:

▪	We may be unable to realize the growth or investment opportunities, improvement of our financial position and other expected benefits by these activities in the expected time period or at all;

▪	Transactions may not be completed as scheduled or at all due to legal or regulatory requirements, market conditions or contractual and other conditions to which such transactions are subject;

▪
Unanticipated problems could also arise in the integration or separation processes, including unanticipated restructuring or separation expenses and liabilities, as well as delays or other difficulties in transitioning, coordinating, consolidating, relacing and integrating personnel, information and management systems, and customer products and services; and

▪	The diversion of management and key employees' attention may detract from the our ability to increase revenues and minimize costs;

▪	Certain transactions may result in other unanticipated adverse consequences.

▪
We may be required to guarantee certain obligations or provide funding to Transocean Partners through a $300 million revolving credit facility between us and Transocean Partners which may impact our liquidity of ability to borrow the full amount of capacity under our existing credit facilities.

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

Approximately 30 percent of our total workforce, working primarily in Angola, the U.K., Nigeria, Norway, Australia and Brazil are represented by, and some of our contracted labor work under, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations apply to all offshore employees not just the union members.  Legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”) and similar anti-bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business.  We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  If we are found to be liable for violations under the FCPA or the Bribery Act, either due to our acts or omissions or due to the acts or omissions of others, including our partners in our various joint ventures, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, investors could view any potential violations under the FCPA or the Bribery Act negatively, which could adversely affect our reputation and the market for our shares.

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

Some scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of GHG emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide.

Legislation to regulate emissions of GHGs has been introduced in the U.S. Congress.  Some of the proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions.  Such reductions could be costly and difficult to implement.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues.

In the U.S., the EPA has undertaken efforts to regulate GHG emissions and has finalized motor vehicle GHG emissions standards, the effect of which could reduce demand for motor fuels refined from crude oil, and has also issued a final rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs commencing when the motor vehicle standards took effect on January 2, 2011.  To the extent that our operations are subject to the EPA’s GHG regulations, we may face increased capital and operating costs.

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

Index

Public health threats could have a material adverse effect on our operations and our financial results.

Public health threats, such as Severe Acute Respiratory Syndrome, severe influenza and other highly communicable viruses or diseases, outbreaks of which have already occurred in various parts of the world in which we operate, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services.  Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations.  Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.

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

Acts of terrorism, piracy and social unrest could affect the markets for drilling services, which may have a material adverse effect on our results of operations.

Acts of terrorism and social unrest, brought about by world political events or otherwise, have caused instability in the world’s financial and insurance markets in the past and may occur in the future.  Such acts could be directed against companies such as ours.  In addition, acts of terrorism, piracy and social unrest could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services.  Insurance premiums could increase and coverage may be unavailable in the future.

Our drilling contracts do not generally provide indemnification against loss of capital assets or loss of revenues resulting from acts of terrorism, piracy or social unrest.  We have limited insurance for our assets providing coverage for physical damage losses resulting from risks, such as terrorist acts, piracy, vandalism, sabotage, civil unrest, expropriation and acts of war, and we do not carry insurance for loss of revenues resulting from such risks.  Government regulations may effectively preclude us from actively engaging in business activities in certain countries.  These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.

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

In Switzerland, draft tax legislative proposals intending to abolish certain cantonal tax privileges to the extent such provisions treat Swiss and non-Swiss income differently as well as implement other significant changes to existing tax laws and practices have been released.  These draft proposals are in response to certain guidance and demands from both the European Union and the Organisation for Economic Co-operation and Development.  The Swiss government is expected to release its definitive draft proposal within the next 12 months.  Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Index

In December 2013, the U.K. Treasury released draft proposals that would cap the amount a U.K.-based contractor would be able to claim as a deductible expense for charter payments made to related companies.  A ring fence was also proposed to ensure that the profits from activities in relation to the chartering of rigs from affiliates are not reduced by tax relief from any unconnected activities.  On July 17, 2014, the U.K. legislation received Royal Assent with retroactive application effective as of April 2014.  In December 2014, the U.K. Treasury released additional draft proposals that would impose tax on aggressive tax planning techniques used by multinational entities to divert profits from the U.K.  The draft legislation would tax companies that had structured its operations to avoid a permanent establishment in the U.K. and as a result of the structure the U.K. tax liability was reduced by 20 percent.  The draft legislation would also apply to transactions lacking economic substance that occur between common controlled entities and the resulting transaction reduces the U.K. tax liability by 20 percent.  The draft legislation would apply a 25 percent tax on companies that utilized these aggressive techniques.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2014, a special commission issued recommendations for significant tax reform in Norway.  These recommendations included consideration of a decrease in the corporate income tax rate, as well as a cap on the tax deduction for charter payments made to related companies and a withholding tax on certain charter payments to related companies.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Similarly, the Organization for Economic Co-Operation and Development (the “OECD”) issued an action plan in July 2013 that called for member states to take action to prevent “base erosion and profit shifting” in situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates.  A number of specific tax reform changes have been recently proposed and are currently being publicly debated.  Some of these proposals would impact transfer pricing, requirements to qualify for tax treaty benefits, and the definition of permanent establishments.   Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other tax jurisdictions in which we operate may consider implementing similar legislation, the implementation of such legislation, any other material changes in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Index

U.S. tax authorities could treat us as a passive foreign investment company, which could have adverse U.S. federal income tax consequences to U.S. holders.

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

We have significant carrying amounts of long-lived assets that are subject to impairment testing.

At December 31, 2014, the carrying amount of our property and equipment was $21.5 billion, representing 76 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that carrying amounts of our assets held and used may not be recoverable.

In the year ended December 31, 2014, we recognized a loss of $788 million associated with the impairment of our Deepwater Floater asset group.  In the year ended December 31, 2012, in connection with the sale of 38 drilling units to Shelf Drilling, we recognized a loss of $744 million associated with the impairment of the long-lived assets attributable to the transactions.  Future expectations of lower dayrates or rig utilization rates or a significant change to the composition of one or more of our asset groups or to our contract drilling services reporting unit could result in the recognition of additional losses on impairment of our long-lived asset groups, particularly with respect to our Deepwater Floaters and Midwater Floaters if future cash flow expectations, based upon information available to management at the time of measurement, indicate that the carrying amount of our asset groups may be impaired.

We have significant exposure to losses resulting from our contractual relationships with Shelf Drilling and its affiliates.

In connection with our sale transactions with Shelf Drilling in the year ended December 31, 2012, we agreed to indemnify Shelf Drilling from certain liabilities, and Shelf Drilling agreed to indemnify us from certain liabilities and make certain payments to us.  However, the indemnity from Shelf Drilling may not be sufficient to protect us against the full amount of liabilities to third parties, and Shelf Drilling may not be willing or able to satisfy its indemnification or payment obligations in the future.

Pursuant to the agreements we entered into with Shelf Drilling, including purchase agreements, operating agreements with respect to rigs that we operated on behalf of Shelf Drilling and a transition services agreement, we agreed to indemnify Shelf Drilling from certain liabilities, and Shelf Drilling agreed to indemnify us from certain liabilities, including, without limitation, liabilities related to operational risks with respect to Shelf Drilling's rigs, liabilities related to credit support we are providing to Shelf Drilling and certain liabilities related to employees, and to make certain payments to us.  However, third parties could seek to hold us responsible for the liabilities with respect to which Shelf Drilling has agreed to indemnify us.  In addition, the indemnity may not be sufficient to protect us against the full amount of such liabilities, and Shelf Drilling may not be willing or able to satisfy its indemnification or payment obligations to us.  Moreover, even if we ultimately succeed in recovering from Shelf Drilling any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.  Each of these risks could adversely affect our business or our consolidated statement of financial position, results of operations or cash flows.

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

Under Swiss law, our shareholders may approve an authorized share capital that allows the board of directors to issue new shares without additional shareholder approval.  As a matter of Swiss law, authorized share capital is limited to a maximum of 50 percent of a company’s registered share capital and is subject to re-approval by shareholders every two years.  At our 2014 annual general meeting, our shareholders approved an authorized share capital, which will expire on May 16, 2016.  Our current authorized share capital is limited to approximately six percent of our registered share capital.  Unless our shareholders approve a new authorized share capital at our 2016 annual general meeting, we will generally need to obtain shareholder approval in the event we need to raise common equity capital.  Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Further, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  Swiss law also reserves for shareholder approval certain corporate actions over which a board of directors would have authority in some other jurisdictions.  For example, dividends must be approved by shareholders.  These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  These provisions may also adversely affect prevailing market prices for our shares.  These provisions, among other things:

▪
provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two-year period, which under the current authorized share capital of the Company will expire on May 16, 2016, to issue a specified number of shares, which under the current authorized share capital of the Company is approximately six percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances;

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

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident” in this annual report on Form 10-K for the year ended December 31, 2014.  We are also involved in various tax matters as described in “Part II. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters” in this annual report on Form 10-K for the year ended December 31, 2014.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of December 31, 2014, we were also involved in a number of other lawsuits and other matters which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Executive Officers of the Registrant

We have included the following information, presented as of February 17, 2015, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10-K.  The board of directors elects the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

		Age as of
Officer	Office	February 17, 2015
Ian C. Strachan (a)	Chairman of the Board of Directors and Chief Executive Officer	71
Steven L. Newman (a)	President and Chief Executive Officer	50
Esa Ikäheimonen (a)	Executive Vice President, Chief Financial Officer	51
Lars Sjöbring	Senior Vice President and General Counsel	47
John B. Stobart (a)	Executive Vice President, Chief Operating Officer	60
David Tonnel	Senior Vice President, Finance and Controller	45
______________________________
(a)	Member of our executive management team for purposes of Swiss law.

Effective February 16, 2015, Ian C. Strachan assumed the position of Chief Executive Officer.  Mr. Strachan has served as a member of the board of directors of the Company since December 1999 and as Chairman of the Board since May 2013.  Mr. Strachan served as a member of the board of directors of Caithness Petroleum Ltd. from April 2008 to December 2013, Rolls Royce Group plc from September 2003 to May 2013, Johnson Matthey plc from January 2002 to March 2009 and as Chairman of the Board of Instinet Group Incorporated from 2003 to 2005.  He also served as Chief Executive Officer of BTR plc from 1996 to 1999.  At Rio Tinto plc, Mr. Strachan served as Deputy Chief Executive Officer from 1991 to 1995 and as Chief Financial Officer from 1987 to 1991.  He began his career with Exxon Corporation, where he served in various positions from 1970 to 1986.  Additionally, he served as a teaching fellow at Harvard University from 1969 to 1970.  Mr. Strachan received his Master of Arts degree from Christ’s College, Cambridge University in 1965, and his Master of Public Affairs from the Woodrow Wilson School, Princeton University, in 1967.

Until February 15, 2015, Steven L. Newman was President and Chief Executive Officer and a member of the board of directors of the Company.  Before being named as Chief Executive Officer in March 2010, Mr. Newman served as President and Chief Operating Officer from May 2008 to November 2009 and subsequently as President.  Mr. Newman’s prior senior management roles included Executive Vice President, Performance from November 2007 to May 2008, Executive Vice President and Chief Operating Officer from October 2006 to November 2007, Senior Vice President of Human Resources and Information Process Solutions from May 2006 to October 2006, Senior Vice President of Human Resources, Information Process Solutions and Treasury from March 2005 to May 2006, and Vice President of Performance and Technology from August 2003 to March 2005.  He also has served as Regional Manager for the Asia and Australia Region and in international field and operations management positions, including Project Engineer, Rig Manager, Division Manager, Region Marketing Manager and Region Operations Manager.  Mr. Newman joined the Company in 1994 in the Corporate Planning Department.  Mr. Newman received his Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines in 1989 and received his Master of Business Administration from the Harvard University Graduate School of Business in 1992.  Mr. Newman is also a member of the Society of Petroleum Engineers and the National Association of Corporate Directors.

Esa Ikäheimonen is Executive Vice President, Chief Financial Officer of the Company.  Before being named Executive Vice President, Chief Financial Officer in November 2012, Mr. Ikäheimonen served as a consultant to the Company from September 2012 to November 2012.  Mr. Ikäheimonen was appointed Chairman of the Board of Transocean Partners LLC in August 2014, and continues to serve in that role.  He has served as a non-executive director and the chairman of the audit committee of Ahlstrom Corporation since April 2011.  Mr. Ikäheimonen served as Senior Vice President and Chief Financial Officer of Seadrill Ltd. from August 2010 to September 2012, and he served as Executive Vice President and Chief Financial Officer of Poyry plc from March 2009 to July 2010.  At Royal Dutch Shell, Mr. Ikäheimonen served as Vice President Finance, Shell Africa E&P from June 2007 to March 2009, as Vice President Finance, Shell Upstream Middle East from January 2007 to June 2007, and as Finance and Commercial Director, Shell Qatar from May 2004 to January 2007.  Prior to May 2004, Mr. Ikäheimonen served in various financial roles for Royal Dutch Shell, including Strategy and Portfolio Manager, Shell Europe Oil Products, Finance Director, Shell Scandinavia, and Finance Director, Shell Finland.  Mr. Ikäheimonen received his Master of Laws degree from the University of Turku in Finland in 1989.

Lars Sjöbring is Senior Vice President and General Counsel of the Company.  Before being named to this position in March 2014, Mr. Sjöbring served as the Vice President Legal Affairs, General Counsel and Secretary of Autoliv, Inc. from September 2007 to February 2014.  Mr. Sjöbring served as Senior Legal Counsel and, subsequently, as Director, Legal, Mergers and Acquisitions for Nokia Corporation from September 2003 to September 2007.  He also served as Foreign Legal Counsel for Skadden, Arps, Slate, Meagher & Flom LLP from September 2000 to June 2003.  Mr. Sjöbring received his Master of Laws degrees from Lund University in Sweden in 1994 and from University of Amsterdam in Netherlands in 1995, and he received a Master of Corporate Law degree from Fordham University School of Law in New York in 2003.

Index

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

Markets for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “RIG” and on the SIX Swiss Exchange (“SIX”) under the symbol “RIGN.”  The following table presents the intraday high and low per share sales prices as reported on the NYSE and the SIX for the periods indicated.

	NYSE Stock Price				SIX Stock Price
	2014		2013		2014				2013
	High	Low	High	Low	High		Low		High		Low
First quarter	$49.58	$38.47	$59.50	$45.23	CHF	44.72	CHF	33.30	CHF	54.70	CHF	42.12
Second quarter	46.12	39.41	55.79	46.02		41.31		34.62		54.25		43.09
Third quarter	45.21	31.76	50.45	44.32		40.18		30.47		48.00		40.09
Fourth quarter	32.41	15.97	55.74	44.19		31.04		15.32		51.25		40.12

On February 17, 2015, the last reported sales price of our shares on the NYSE and the SIX was $19.05 per share and CHF 17.60 per share, respectively.  On such date, there were 6,777 holders of record of our shares and 362,297,133 shares outstanding.

Shareholder Matters

Shareholder distributions

On February 15, 2015, our board of directors announced its recommendation that our shareholders at the 2015 annual general meeting approve a distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  If approved, we expect that the dividend installments will be paid in June 2015, September 2015, December 2015 and March 2016.

In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  On June 18, September 17 and December 17, 2014, we paid the first three installments in the aggregate amount of $816 million to shareholders of record as of May 30, August 22 and November 14, 2014, respectively.  On March 18, 2015, we expect to pay the final installment in the aggregate amount of $272 million to shareholders of record as of February 20, 2015.

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

Exemption—Distributions to shareholders in relation to a reduction of par value are exempt from Swiss withholding tax.  Since January 1, 2011, distributions to shareholders out of qualifying additional paid-in capital for Swiss statutory purposes are also exempt from the Swiss withholding tax.  On December 31, 2014, the aggregate amount of par value of our outstanding shares was CHF 5.6 billion, equivalent to $5.7 billion, and the aggregate amount of qualifying additional paid-in capital of our outstanding shares was CHF 8.4 billion, equivalent to $8.5 billion, at an exchange rate of $1.00 to CHF 0.99 on December 31, 2014.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

In most instances, Swiss companies listed on the SIX carry out share repurchase programs through a second trading line on the SIX.  Swiss institutional investors typically purchase shares from shareholders on the open market and then sell the shares on the second trading line back to the company.  The Swiss institutional investors are generally able to receive a full refund of the withholding tax.  Due to, among other things, the time delay between the sale to the company and the institutional investors’ receipt of the refund, the price companies pay to repurchase their shares has historically been slightly higher, but less than one percent, than the price of such companies’ shares in ordinary trading on the SIX first trading line.  Because our shares are listed on the SIX, we may repurchase our shares from institutional investors who are generally able to receive a full refund of the Swiss withholding tax via a second trading line on the SIX.  There may not be sufficient liquidity in our shares on the SIX to repurchase the amount of shares that we would like to repurchase using the second trading line on the SIX.  In relation to the U.S. market, we may therefore repurchase such shares using an alternative procedure pursuant to which we repurchase our shares via a "virtual second trading line" from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  Currently, our ability to use the “virtual second trading line” will be limited to the share repurchase program currently approved by our shareholders, and any use of the “virtual second trading line” with respect to future share repurchase programs will require approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on either the “virtual second trading line” or a SIX second trading line without subjecting the selling shareholders to Swiss withholding taxes.  The repurchase of shares for purposes other than for cancellation, such as to retain as treasury shares for use in connection with stock incentive plans, convertible debt or other instruments within certain periods, will generally not be subject to Swiss withholding tax.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 2014	3,045	$30.85	—	$3,295
November 2014	2,125	26.05	—	3,295
December 2014	—	—	—	3,295
Total	5,170	$28.87	—	$3,295
______________________________
(1)
Total number of shares purchased in the fourth quarter of 2014 consists of 5,170 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long-Term Incentive Plan.

(2)
In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.5 billion at an exchange rate as of December 31, 2014 of USD 1.00 to CHF 0.99.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for an additional three-year repurchase period through May 23, 2016.  We may decide, based upon our ongoing capital requirements, our program of distributions to our shareholders, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Through December 31, 2014, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million, equivalent to an average cost of $83.74 per share.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Liquidity—Overview.”

Index

Item 6.           Selected Financial Data

The selected financial data as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 have been derived from the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected financial data as of December 31, 2012, 2011 and 2010, and for each of the two years in the period ended December 31, 2011 have been derived from our accounting records.  The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2014 (a)	2013	2012	2011 (b)	2010
	(In millions, except per share data)

Statement of operations data
Operating revenues	$9,174	$9,249	$8,945	$7,598	$7,821
Operating income (loss)	(1,378)	2,217	1,600	(4,802)	2,731
Income (loss) from continuing operations	(1,946)	1,398	832	(5,801)	1,863
Net income (loss)	(1,966)	1,407	(211)	(5,677)	969
Net income (loss) attributable to controlling interest	(1,913)	1,407	(219)	(5,754)	926

Per share earnings (loss) from continuing operations
Basic	$(5.23)	$3.85	$2.32	$(18.27)	$5.66
Diluted	$(5.23)	$3.85	$2.32	$(18.27)	$5.66

Balance sheet data (at end of period)
Total assets	$28,413	$32,546	$34,255	$35,032	$36,814
Debt due within one year	1,033	323	1,367	2,187	2,160
Long-term debt	9,059	10,379	11,092	11,349	9,061
Total equity	13,982	16,685	15,730	15,627	21,340

Other financial data
Cash provided by operating activities	$2,220	$1,918	$2,708	$1,825	$3,906
Cash used in investing activities	(1,828)	(1,658)	(389)	(1,896)	(721)
Cash provided by (used in) financing activities	(1,000)	(2,151)	(1,202)	734	(961)
Capital expenditures	2,165	2,238	1,303	974	1,349
Distributions of qualifying additional paid-in capital	1,018	606	276	759	—

Per share distributions of qualifying additional paid-in capital	$2.81	$1.68	$0.79	$2.37	$—
______________________________
(a)
In August 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.

(b)
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 17, 2015, we owned or had partial ownership interests in and operated 71 mobile offshore drilling units associated with our continuing operations.  As of February 17, 2015, our fleet consisted of 44 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 17 Midwater Floaters, and 10 High-Specification Jackups.  At February 17, 2015, we also had seven Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.

We provide contract drilling services in a single, global operating segment, which involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  We believe our drilling fleet is one of the most versatile fleets in the world, consisting of floaters and high-specification jackups used in support of offshore drilling activities and offshore support services on a worldwide basis.

Our contract drilling services operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  Although rigs can be moved from one region to another, the cost of moving rigs and the availability of rig-moving vessels may cause the supply and demand balance to fluctuate somewhat between regions.  Still, significant variations between regions do not tend to persist long term because of rig mobility.  Our fleet operates in a single, global market for the provision of contract drilling services.  The location of our rigs and the allocation of resources to operate, build or upgrade our rigs are determined by the activities and needs of our customers.

On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners LLC (“Transocean Partners”), a Marshall Islands limited liability company, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  See Notes to Consolidated Financial Statements—Note 16—Noncontrolling Interest.

In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of Applied Drilling Technology International Limited (“ADTI”), a U.K. company, which performs drilling management services in the North Sea.  See Notes to Consolidated Financial Statements—Note 7—Discontinued Operations.

In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we committed to a plan to discontinue operations associated with the standard jackup and swamp barge asset groups, components of our contract drilling services operating segments.  In November 2012, in connection with our plan to discontinue operations associated with the standard jackup and swamp barge asset groups, we completed the sale of 37 standard jackups and one swamp barge to Shelf Drilling Holdings, Ltd. (“Shelf Drilling”).  See Note 7—Discontinued Operations.

Significant Events

Impairment of goodwill—During the three months ended September 30 and December 31, 2014, we identified indicators, such as the rapid and significant decline in the market value of our stock and the actual and projected declines in dayrates and utilization, that the fair value of our goodwill could have fallen below its carrying amount.  As a result, we performed a goodwill impairment test and determined that the goodwill associated with our contract drilling services reporting unit was impaired.  During the three months ended September 30 and December 31, 2014, we recognized a loss of $2.0 billion and $1.0 billion, respectively, which had no tax effect, associated with the impairment of the remaining balance of our goodwill.  See “—Operating Results.”

Impairment of long-lived assets—During the three months ended September 30, 2014, we determined that the Deepwater Floater asset group was impaired due to projected declines in dayrates and utilization.  In the three months ended September 30, 2014, we recognized a loss of $788 million, or $693 million, net of tax, associated with the impairment of our Deepwater Floater asset group.  See “—Operating Results.”

Dispositions—During the year ended December 31, 2014, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the High-Specification Jackups GSF Magellan and GSF Monitor along with related equipment.  In connection with the sale of these assets, we received aggregate net cash proceeds of $182 million, and recognized an aggregate net loss of $1 million.

Also during the year ended December 31, 2014, we committed to plans to sell for scrap value certain lower-specification floaters and recognized a loss of $227 million, or $179 million, net of tax, associated with the impairment of such floaters, including the Deepwater Floaters Discoverer Seven Seas, Sedco 710 and Sovereign Explorer and the Midwater Floaters Sedneth 701, Falcon 100, GSF Arctic I, J.W. McLean, Sedco 601 and Sedco 700, along with related equipment, all of which were classified as assets held for sale at the time of impairment.  During the year ended December 31, 2014, we completed the sale of the Deepwater Floater Sedco 709 and the Midwater Floater Sedco 703 along with related equipment, and received aggregate net cash proceeds of $3 million, representing scrap value for such assets.  See “—Liquidity and Capital Resources—Drilling fleet.”

Index

Norwegian tax investigations and trial—On July 2, 2014, the Norwegian authorities acquitted three of our subsidiaries of criminal charges relating to Norwegian tax returns filed for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  On July 16, 2014, the Norwegian authorities filed an appeal with respect to certain of the charges.  See “—Contingencies—Tax matters.”

Sale of a noncontrolling interest in Transocean Partners—On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners, a consolidated limited liability company.  As a result of the offering, we received net cash proceeds of approximately $417 million, after deducting approximately $26 million for underwriting discounts and commissions and other estimated offering expenses.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Distributions of qualifying additional paid-in capital—In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 18, September 17 and December 17, 2014, we paid the first three installments in the aggregate amount of $816 million to shareholders of record as of May 30, August 22 and November 14, 2014, respectively.

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

Macondo well incident—On September 4, 2014, the U.S. District Court, Eastern District of Louisiana (the “MDL Court”) entered Findings of Fact and Conclusions of Law for the Phase One trial.  The MDL Court concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that Transocean was negligent and 30 percent at fault; and that Halliburton Company (“Halliburton”) was negligent and three percent at fault.  Because the MDL Court found that Transocean was not grossly negligent, it concluded that BP’s contractual agreement to indemnify us for compensatory damages is valid and enforceable and that we no longer have exposure for punitive damages.  The MDL Court also ruled that BP’s contractual agreement to release its own claims against us is valid and enforceable.  Subject to appeal, this release bars the Plaintiff’s Steering Committee (the “PSC”) from pursuing claims that have been assigned to it by BP in the BP/PSC settlement.  See “—Contingencies—Macondo well incident.”

Fleet expansion—During the year ended December 31, 2014, we completed construction of the Ultra-Deepwater drillships Deepwater Invictus and Deepwater Asgard, which have commenced operations under their contracts.  On February 26, 2014, we entered into agreements for the construction of two newbuild dynamically positioned Ultra-Deepwater drillships.  See “—Liquidity and Capital Resources—Drilling fleet.”

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

Debt redemption—On November 17, 2014, we redeemed $207 million aggregate principal amount of the 4.95% Senior Notes due November 2015.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Discontinued operations—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI, which was the final remaining component of our drilling management services operating segment.  In the year ended December 31, 2014, we received net cash proceeds of $10 million and recognized a net loss of $12 million in connection with the sale.  See “—Operating Results—Discontinued operations.”

Outlook

Drilling market—Although our long-term view of the offshore drilling market remains favorable, particularly for high-specification assets, we expect the near to medium term to be challenging given our customers’ decisions to focus on capital allocation, cost reductions and to delay various exploration and development programs.  The significant and rapid decline in oil and natural gas prices has accelerated the rapid decline in demand for drilling rigs across all asset classes and regions.  We currently expect the pace of executing drilling contracts for the global floater fleet to remain stagnant in the near to medium term, resulting in excess capacity, lower dayrates and idle time for some rigs.  Additionally, this excess capacity may result in some lower capability assets in the industry being permanently retired, ultimately reducing the available supply of drilling rigs, all else being equal.  As of February 17, 2015, the contract backlog for our continuing operations was $21.2 billion compared to $23.6 billion as of October 15, 2014.

Index

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

Fleet status—As of February 17, 2015, uncommitted fleet rates for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 were as follows:

	2015	2016	2017	2018	2019
Uncommitted fleet rate (a)
High-Specification Floaters	36%	59%	71%	80%	84%
Midwater Floaters	36%	85%	100%	100%	100%
High-Specification Jackups	26%	59%	80%	93%	100%
______________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

As of February 17, 2015, we had nine existing contracts associated with our continuing operations that had fixed-price or capped options to extend the contract terms that are exercisable, at the customer’s discretion, any time through their expiration dates.  Customers are more likely to exercise fixed-price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed-price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we are uncertain whether these options will be exercised by our customers, and, therefore, we have excluded the effect of priced options in the presentation of our uncommitted fleet rates above.  Additionally, well-in-progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.

High-Specification Floaters—During the fourth quarter of 2014, 16 contracts for Ultra-Deepwater Floaters were entered into worldwide.  We recently entered into a two-year drilling contract for GSF Development Driller I and a five-month extension for Dhirubhai Deepwater KG2, and we have secured three one-well contracts for this fleet.  However, availability continues to exceed demand as customers increasingly focus on capital discipline, resulting in further delays to drilling programs and pressure on dayrates and rig utilization through 2015.  Our Ultra-Deepwater Floater fleet has fifteen units with availability in 2015.

The Deepwater Floater fleet rig utilization rate for the industry decreased during the fourth quarter of 2014 with seven contracts entered into worldwide, including one new contract and two exercised options for our fleet.  Our Deepwater Floater fleet has four active units with availability in 2015.  The pace of tendering and length of contract terms have decreased, and we are experiencing increased competition for each tendering opportunity.  As of February 17, 2015, we had 22 of our 44 High-Specification Floaters contracted through the end of 2015.

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

Midwater Floaters—Customer demand for our Midwater Floater fleet, which includes 17 semisubmersible rigs, continues to show signs of weakness in the U.K. and Norway.  During the fourth quarter, two of our units were awarded contracts.  We have nine units available in our active fleet in 2015.  Demand for rigs in this class has declined, pressuring global rig utilization rates and dayrates for this asset class.  We have observed higher capability assets competing with these assets more frequently, increasing the likelihood that some of the industry’s rigs in this asset class may be permanently retired.

High-Specification Jackups—We believe that market conditions for High-Specification Jackups will begin to show signs of weakness in 2015 as many newbuilds are delivered and programs are delayed.  The newbuilds are expected to displace older assets with lower capabilities.  During the fourth quarter, one of our High-Specification Jackups was awarded a six-month contract for accommodation work.  As of February 17, 2015, three of our existing 10 High-Specification Jackups have availability in 2015.

Operating results—We expect our total revenues for the year ending December 31, 2015 to be less than our total revenues for the year ended December 31, 2014 primarily due to increased idle time for our floater fleet, lower dayrates on new contracts and asset disposals, partially offset by full years of operations for our two newbuild Ultra-Deepwater Floaters placed into service in the third quarter of 2014 and fewer anticipated out of service days for maintenance and contract preparations.  We are unable to predict, with certainty, the impact on our business from any changes to offshore activity levels, the results of our efforts to improve our revenue efficiency rates or the full impact that the enhanced regulations and other matters, described under “—Drilling market”, will have on our operations for the year ending December 31, 2015 and beyond.

Index

We expect our total operating and maintenance expenses for the year ending December 31, 2015 to be less than our total operating and maintenance expenses for the year ended December 31, 2014 primarily due to lower costs resulting from increased idle time and stacked rigs, improvements to our cost structure, and asset divestitures, partially offset by full years of operations for our newbuild Ultra-Deepwater Floaters placed into service in the third quarter of 2014.  Our projected operating and maintenance expenses for the year ending December 31, 2015 are subject to change and could be affected by actual activity levels, changes in shipyard timing, the effective execution of our cost-saving initiatives, the enhanced regulations and other matters described under “—Drilling market”, the Macondo well incident and related contingencies, exchange rates and cost inflation above expectations, as well as other factors.  It is difficult to project operating and maintenance expenses given the nature and variety of these factors that impact these expenses.  See “—Forward-Looking Information.”

Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See “—Contingencies—Macondo well incident.”

In accordance with our critical accounting policies, we review our property and equipment for impairment when events occur or circumstances change that may indicate that the carrying amounts of our assets held and used may not be recoverable.  In the three months ended September 30, 2014, in connection with the interim testing and impairment of our goodwill, we also reviewed our assets held and used and determined that the Deepwater Floater asset group in our contract drilling services reporting unit was impaired due to projected declines in dayrates and utilization for this asset group, and we recognized a loss on impairment of $788 million (see “—Operating Results”).  If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.  At December 31, 2014, the carrying amount of our property and equipment, net of accumulated depreciation, was $21.5 billion, representing 76 percent of our total assets, taking into consideration the impairment we recognized in the year ended December 31, 2014.

Performance and Other Key Indicators

Contract backlog—Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.  Average contractual dayrate relative to our contract backlog is defined as the maximum contractual operating dayrate to be earned per operating day in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.

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

The contract backlog for our contract drilling services was as follows:

	February 17, 2015	October 15, 2014	February 18, 2014
Contract backlog	(In millions)
High-Specification Floaters
Ultra-Deepwater Floaters	$16,529	$17,540	$19,690
Deepwater Floaters	673	833	1,209
Harsh Environment Floaters	1,591	2,017	1,887
Total High-Specification Floaters	18,793	20,390	22,786
Midwater Floaters	1,613	2,165	3,224
High-Specification Jackups	834	1,018	1,234
Total	$21,240	$23,573	$27,244

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog includes amounts associated with our newbuild units that are currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

Index

At February 17, 2015, the contract backlog and average contractual dayrates for our contract drilling services were as follows:

		For the years ending December 31,
	Total	2015	2016	2017	2018	Thereafter
Contract backlog	(In millions, except average dayrates)
High-Specification Floaters
Ultra-Deepwater Floaters	$16,529	$2,674	$2,639	$2,318	$1,712	$7,186
Deepwater Floaters	673	515	158	—	—	—
Harsh Environment Floaters	1,591	616	515	303	115	42
Total High-Specification Floaters	18,793	3,805	3,312	2,621	1,827	7,228
Midwater Floaters	1,613	1,254	359	—	—	—
High-Specification Jackups	834	388	262	133	51	—
Total contract backlog	$21,240	$5,447	$3,933	$2,754	$1,878	$7,228

Average-contractual dayrates
High-Specification Floaters
Ultra-Deepwater Floaters	$523,000	$515,000	$522,000	$521,000	$532,000	$526,000
Deepwater Floaters	$354,000	$362,000	$332,000	$—	$—	$—
Harsh Environment Floaters	$427,000	$454,000	$443,000	$428,000	$316,000	$305,000
Total High-Specification Floaters	$505,000	$477,000	$495,000	$508,000	$510,000	$524,000
Midwater Floaters	$368,000	$361,000	$397,000	$—	$—	$—
High-Specification Jackups	$162,000	$165,000	$167,000	$153,000	$140,000	$—
Total fleet average	$454,000	$395,000	$429,000	$457,000	$476,000	$524,000

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.

The average daily revenue for our contract drilling services was as follows:

	Years ended December 31,
	2014	2013	2012
Average daily revenue
High-Specification Floaters
Ultra-Deepwater Floaters	$539,300	$500,200	$500,300
Deepwater Floaters	$378,300	$353,300	$338,200
Harsh Environment Floaters	$507,400	$451,700	$444,500
Total High-Specification Floaters	$501,100	$459,800	$455,000
Midwater Floaters	$347,200	$311,100	$262,200
High-Specification Jackups	$168,500	$164,400	$141,300
Total fleet average daily revenue	$411,600	$382,300	$370,300

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

Index

Revenue efficiency—Revenue efficiency is defined as actual contract drilling revenues for the measurement period divided by the maximum revenue calculated for the measurement period, expressed as a percentage.  Maximum revenue is defined as the greatest amount of contract drilling revenues the drilling unit could earn for the measurement period, excluding amounts related to incentive provisions.

The revenue efficiency rates for our contract drilling services were as follows:

	Years ended December 31,
	2014	2013	2012
Revenue efficiency
High-Specification Floaters
Ultra-Deepwater Floaters	94%	89%	93%
Deepwater Floaters	96%	91%	91%
Harsh Environment Floaters	96%	97%	97%
Total High-Specification Floaters	95%	91%	93%
Midwater Floaters	93%	94%	91%
High-Specification Jackups	97%	98%	95%
Total fleet average revenue efficiency	95%	92%	93%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.

The rig utilization rates for our contract drilling services were as follows:

	Years ended December 31,
	2014	2013	2012
Rig utilization
High-Specification Floaters
Ultra-Deepwater Floaters	82%	92%	94%
Deepwater Floaters	62%	68%	61%
Harsh Environment Floaters	85%	100%	87%
Total High-Specification Floaters	77%	86%	83%
Midwater Floaters	64%	61%	66%
High-Specification Jackups	93%	91%	84%
Total fleet average utilization	76%	79%	78%

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

Index

Operating Results

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following is an analysis of our operating results from continuing operations.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended December 31,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	21,710	23,687	(1,977)	(8)%
Average daily revenue	$411,600	$382,300	$29,300	8%
Revenue efficiency	95%	92%
Rig utilization	76%	79%

Contract drilling revenues	$8,952	$9,070	$(118)	(1)%
Other revenues	222	179	43	24%
	9,174	9,249	(75)	(1)%
Operating and maintenance expense	(5,110)	(5,563)	453	8%
Depreciation expense	(1,139)	(1,109)	(30)	(3)%
General and administrative expense	(234)	(286)	52	18%
Loss on impairment	(4,043)	(81)	(3,962)	n/m
Gain (loss) on disposal of assets, net	(26)	7	(33)	n/m
Operating income (loss)	(1,378)	2,217	(3,595)	n/m
Other income (expense), net
Interest income	39	52	(13)	(25)%
Interest expense, net of amounts capitalized	(483)	(584)	101	17%
Other, net	22	(29)	51	n/m
Income (loss) from continuing operations before income tax expense	(1,800)	1,656	(3,456)	n/m
Income tax expense	(146)	(258)	112	43%
Income (loss) from continuing operations	$(1,946)	$1,398	$(3,344)	n/m
______________________________
“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the following: (a) approximately $500 million of decreased revenues due to a greater number of idle rigs in the year ended December 31, 2014, (b) approximately $245 million of decreased revenues due to rigs that were sold or classified as held for sale during the year ended December 31, 2014 and (c) approximately $210 million of decreased revenues due to increased time dedicated to mobilization between contracts, shipyard projects and rig certifications.  These decreases were partially offset by the following: (a) approximately $290 million of increased revenues due to improved dayrates, (b) approximately $285 million of increased revenues due to improved revenue efficiency and (c) approximately $265 million of increased revenues associated with our newbuild High-Specification Jackups that commenced operations during the year ended December 31, 2013 and our newbuild Ultra-Deepwater drillships that commenced operations in the year ended December 31, 2014.

Other revenues increased for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to increased revenues associated with reimbursable items.

Costs and expenses—Operating and maintenance expense decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the following: (a) approximately $195 million of decreased costs and expenses due to rigs that were sold or classified as held for sale in the year ended December 31, 2014, (b) approximately $190 million of decreased costs and expenses, net of insurance recoveries, associated with the Macondo well incident and (c) approximately $130 million of decreased costs and expenses associated with stacked and idle rigs.  These decreases were partially offset by approximately $70 million of increased costs and expenses due to our newbuild rigs placed in service.

Index

General and administrative expense decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to due to the following: (a) $24 million of decreased personnel costs primarily associated with reduced wages and salaries, and (b) $21 million of decreased legal and professional fees, primarily related to litigation and the 2013 proxy campaign.

In the year ended December 31, 2014, we recognized losses related to the following: (a) a loss of $3.0 billion associated with the impairment of the remaining balance of our goodwill, (b) a loss of $788 million associated with the impairment of the Deepwater Floater asset group in our contract drilling services reporting unit and (c) a loss of $268 million primarily associated with the impairment of the Deepwater Floater Discoverer Seven Seas, the Midwater Floaters GSF Arctic I, Falcon 100, Sedneth 701 and J.W. McLean and the High-Specification Jackup GSF Magellan, along with related equipment, all of which were classified as assets held for sale at the time of impairment.  In the year ended December 31, 2013, we recognized an aggregate loss of $81 million associated with the impairment of assets, including $64 million associated with the impairment of the Deepwater Floater Sedco 709, the Midwater Floaters C. Kirk Rhein, Jr. and Sedco 703 and the High-Specification Jackup GSF Monitor, along with related equipment, all of which were classified as assets held for sale at the time of impairment, and a loss of $17 million associated with the impairment of certain corporate assets.

In the year ended December 31, 2014, we completed the sale of the Deepwater Floater Sedco 709, the Midwater Floater Sedco 703 and the High-Specification Jackups GSF Monitor and GSF Magallen, along with related equipment, and recognized an aggregate net loss of $1 million.  Additionally, in the year ended December 31, 2014, we recognized an aggregate net loss of $25 million primarily associated with the disposal of assets unrelated to rig sales.  In the year ended December 31, 2013, we recognized a net gain of $33 million associated with the sale of the Deepwater Floater Transocean Richardson, along with related equipment, partially offset by an aggregate net loss of $26 million associated with the disposal of assets unrelated to dispositions of rigs.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to approximately $55 million of increased interest capitalization associated with our newbuild construction program and $34 million of decreased interest expense associated with debt repaid in the year ended December 31, 2014.

In the year ended December 31, 2014, we recognized other income, net, primarily related to the following: (a) a gain of $18 million associated with currency exchange, (b) a gain of $7 million associated with the prepayment of Awilco notes receivable and (c) a gain of $7 million associated with settlement of litigation related to our dual-activity patent, partially offset by (d) a loss of $13 million primarily associated with the partial redemption of our 4.95% Senior Notes and the early termination of our $900 million three-year secured revolving credit facility.  In the year ended December 31, 2013, we recognized other expense, net, primarily related to the following: (a) a loss of $11 million associated with currency exchange, (b) a loss of $10 million associated with the sale of the Shelf Drilling preference shares and (c) a loss of $9 million associated with the early termination of the interest rate swaps related to the TPDI Credit Facilities.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  For the years ended December 31, 2014 and 2013, our annual effective tax rates were 18.7 percent and 20.1 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as expenses for litigation matters, losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the years ended December 31, 2014 and 2013, the effect of the various discrete period tax items was a net tax benefit of $138 million and $82 million, respectively.  For the years ended December 31, 2014 and 2013, these discrete tax items, together with the excluded income and expense items noted above, resulted in effective tax rates of (8.1) percent and 15.6 percent, respectively, based on income from continuing operations before income tax expense, including these discrete tax items, together with the excluded income and expense items noted above.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  In the year ended December 31, 2014 compared to the year ended December 31, 2013, the annual effective tax rate decreased to 18.7 percent from 20.1 percent primarily due to changes in the blend of income that is taxed based on gross revenues versus income before taxes, the effect of higher income before income taxes offset by the impact of new UK legislation and the currency exchange effect of the weakened Norwegian krone relative to the U.S. dollar.  With respect to the annual effective tax rate calculation for the year ended December 31, 2014, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia and the Republic of Congo.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Australia and the U.S.

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

	Years ended December 31,
	2013	2012	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	23,687	23,577	110	—%
Average daily revenue	$382,300	$370,300	$12,000	3%
Revenue efficiency	92%	93%
Rig utilization	79%	78%

Contract drilling revenues	$9,070	$8,773	$297	3%
Other revenues	179	172	7	4%
	9,249	8,945	304	3%
Operating and maintenance expense	(5,563)	(5,859)	296	5%
Depreciation expense	(1,109)	(1,122)	13	1%
General and administrative expense	(286)	(282)	(4)	(1)%
Loss on impairment	(81)	(118)	37	31%
Gain on disposal of assets, net	7	36	(29)	(81)%
Operating income	2,217	1,600	617	39%
Other income (expense), net
Interest income	52	56	(4)	(7)%
Interest expense, net of amounts capitalized	(584)	(723)	139	19%
Other, net	(29)	(49)	20	41%
Income from continuing operations before income tax expense	1,656	884	772	87%
Income tax expense	(258)	(52)	(206)	n/m
Income from continuing operations	$1,398	$832	$566	68%
______________________________
“n/a” means not applicable.

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the following: (a) approximately $375 million of increased contract drilling revenues due to improved dayrates, (b) approximately $90 million of increased contract drilling revenues associated with our newbuild High-Specification Jackups that commenced operations during the year ended December 31, 2013 and 2012, and (c) approximately $80 million of increased contract drilling revenues due to greater rig utilization caused by less time dedicated to mobilization between contracts, shipyard projects and rig certifications.  This increase was partially offset by (a) approximately $120 million of decreased contract drilling revenues caused by lower revenue efficiency and (b) approximately $105 million of decreased contract drilling revenues due to an increased number of rigs idle in the year ended December 31, 2013 compared to the year ended December 31, 2012.

Other revenues increased for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increased revenues associated with reimbursable items.

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

Index

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

In the year ended December 31, 2013, we recognized $29 million in other expense, net, primarily related to the following: (a) a loss of $11 million associated with currency exchange, (b) a loss of $10 million associated with the sale of the Shelf Drilling preference shares and (c) a loss of $9 million associated with the termination of the interest rate swaps related to the TPDI Credit Facilities.  In the year ended December 31, 2012, we recognized $49 million in other expense, net, primarily related to the following: (a) a loss of $27 million associated with currency exchange and (b) a loss of $24 million associated with the redeemed noncontrolling interest in TPDI.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  For the years ended December 31, 2013 and 2012, our annual effective tax rates were 20.1 percent and 17.7 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as expenses for litigation matters, losses on impairment, gains on certain asset disposals and acquisition, costs for one-time termination benefits, and gains and losses on debt retirements.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the years ended December 31, 2013 and 2012, the effect of the various discrete period tax items was a net tax benefit of $82 million and $256 million, respectively.  For the years ended December 31, 2013 and 2012, these discrete tax items, together with the excluded income and expense items noted above, resulted in effective tax rates of 15.6 percent and 5.9 percent, respectively, on income from continuing operations before income tax expense.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  In the year ended December 31, 2013 compared to the year ended December 31, 2012, the annual effective tax rate increased to 20.1 percent from 17.7 percent primarily due to changes in the blend of income that is taxed based on gross revenues versus income before taxes, the currency exchange effect of the weakened Norwegian krone relative to the U.S. dollar off-set by the effect of higher income before income taxes.  With respect to the annual effective tax rate calculation for the year ended December 31, 2013, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Gabon and Mozambique.  Conversely, the most significant countries in which we incurred income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Australia and the U.S.

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

Index

Discontinued operations

Overview—During the three years ended December 31, 2014, we discontinued the operations of (a) the standard jackup and swamp barge asset groups of our contract drilling services operating segment, (b) the drilling management services operating segment and (c) the oil and gas properties operating segment.

A summary of the results of our discontinued operations, before income taxes, was as follows:

	Years ended December 31,
	2014	2013	2012
	(In millions)
Loss on impairment of assets in discontinued operations	$—	$(14)	$(1,008)
Gain (loss) on disposal of assets in discontinued operations, net	(10)	54	82
Other income (loss) from operations of discontinued operations	4	9	(114)

In the year ended December 31, 2014, other income from operations of discontinued operations was negligible, primarily as the result of the operations of standard jackups under operating agreements with Shelf Drilling.  In the years ended December 31, 2013 and 2012, other loss from operations of discontinued operations was primarily attributable to the operations of the standard jackup and swamp barge contract drilling services.  Losses on impairment and net gains on disposal of assets in discontinued operations are discussed below.

Standard jackup and swamp barge contract drilling services—In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we committed to a plan to sell the 46 standard jackups and one swamp barge in our fleet, reflecting our decision to discontinue operations associated with the standard jackup and swamp barge asset groups, components of our contract drilling services operating segment.  On November 30, 2012, we completed the sale of 38 drilling units in these asset groups, along with related equipment, to Shelf Drilling.

For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the standard jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling agreed to reimburse us for our direct costs and expenses incurred while operating the standard jackups on behalf of Shelf Drilling with certain exceptions.  The costs to us for providing such operating and transition services, including allocated indirect costs, have exceeded the amounts we have received from Shelf Drilling for providing such services.  We have also agreed to provide a limited guarantee with respect to three standard jackups and in favor of Shelf Drilling’s customer from the time the drilling contracts are novated through expiration of such drilling contracts, and we may be required to perform if Shelf Drilling becomes unable to do so.  As of February 17, 2015, we no longer operate drilling units for Shelf Drilling.

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

In the years ended December 31, 2014, 2013, and 2012, we recognized an aggregate net gain of $2 million, an aggregate net loss of $1 million and an aggregate net loss of $9 million, respectively, associated with the disposal of assets unrelated to dispositions of rigs.  In the years ended December 31, 2013 and 2012, we recognized aggregate gains of $11 million and $8 million, respectively, associated with the sale of equipment and materials and supplies related to the sale transactions with Shelf Drilling.  In the years ended December 31, 2013 and 2012, we recognized aggregate net gains of $44 million and $74 million, respectively, associated with the sale of drilling units not related to the sale transactions with Shelf Drilling.

Index

Drilling management services—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI, which performs drilling management services in the North Sea.  Following the completion of the sale transaction, we agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  We also provided a limited guarantee in favor of one customer through completion of its drilling project, which concluded in the third quarter of 2014.  In the year ended December 31, 2014, we recognized a net loss of $12 million associated with the sale of the drilling management services business.  In the year ended December 31, 2012, we recognized an aggregate loss of $22 million associated with the impairment of the customer relationships intangible asset attributed to our drilling management services reporting unit.

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

In the year ended December 31, 2012, we recognized losses of $11 million, associated with the impairment of our oil and gas properties, which were classified as assets held for sale at the time of impairment.  In the year ended December 31, 2012, we recognized net gains of $9 million associated with the disposal of these assets.

See Notes to Consolidated Financial Statements—Note 7—Discontinued Operations.

Liquidity and Capital Resources

Sources and uses of cash

At December 31, 2014, we had $2.6 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash and cash equivalents for working capital and other needs related to the operation of our business.  At December 31, 2014, we estimate the amount of cash required for these purposes, which is not generally available to us for other uses, was approximately $1.3 billion.

In the year ended December 31, 2014, our primary sources of cash were our cash flows from operating activities, proceeds from sale of noncontrolling interest, proceeds from asset disposals, and net proceeds from restricted cash investments.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild projects, repayments of debt, payments to our shareholders installments of distributions of qualifying paid-in capital and payment of our Macondo well incident settlement obligations.

Index

	Years ended December 31,
	2014	2013	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$(1,966)	$1,407	$(3,373)
Amortization of drilling contract intangibles	(15)	(15)	—
Depreciation	1,139	1,109	30
Loss on impairment	4,043	95	3,948
(Gain) loss on disposal of assets, net	36	(61)	97
Other non-cash items, net	66	199	(133)
Changes in Macondo well incident assets and liabilities, net	(498)	(455)	(43)
Changes in other operating assets and liabilities, net	(585)	(361)	(224)
	$2,220	$1,918	$302

Net cash provided by operating activities increased primarily due to an increase in net income, after adjusting for non-cash items, including losses of $3.0 billion and $788 million associated with the impairment of the remaining balance of our goodwill and Deepwater Floater asset group, respectively, and changes in working capital.

	Years ended December 31,
	2014	2013	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(2,165)	$(2,238)	$73
Proceeds from disposal of assets, net	250	378	(128)
Proceeds from sale of preference shares	—	185	(185)
Proceeds from repayment of notes receivable	101	17	84
Other, net	(14)	—	(14)
	$(1,828)	$(1,658)	$(170)

Net cash used in investing activities increased primarily due to a reduction of proceeds from disposal of assets, and the sale or repayment of investments in debt and equity instruments, as cash proceeds from prepayments of the Awilco notes during the year ended December 31, 2014 were less than cash proceeds from the sale of Shelf Drilling preference shares in the year ended December 31, 2013.

	Years ended December 31,
	2014	2013	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(539)	$(1,692)	$1,153
Proceeds from restricted cash investments, net	156	179	(23)
Distribution of qualifying additional paid-in capital	(1,018)	(606)	(412)
Proceeds from sale of noncontrolling interest	443	—	443
Other, net	(42)	(32)	(10)
	$(1,000)	$(2,151)	$1,151

Net cash used in financing activities decreased primarily due to a reduction in cash used to repay debt and proceeds from our sale of a noncontrolling interest in Transocean Partners during the year ended December 31, 2014.  Partially offsetting this net decrease was an increase in cash used to pay to our shareholders installments of distributions of qualifying paid-in capital.

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

Our historical and projected capital expenditures and other capital additions, including capitalized interest, for our recently completed and ongoing major construction projects were as follows:

	Total costs through December 31, 2014	Expected costs for the year ending December 31, 2015	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Deepwater Invictus (a) (b)	$736	$—	$—	$736
Deepwater Asgard (a) (b)	786	—	—	786
Deepwater Thalassa (c)	375	504	41	920
Deepwater Proteus (c)	338	443	74	855
Deepwater Conqueror (d)	226	99	490	815
Deepwater Pontus (c)	310	63	432	805
Deepwater Poseidon (c)	282	61	467	810
Transocean Cassiopeia (e)	49	9	197	255
Transocean Centaurus (e)	48	7	205	260
Transocean Cepheus (e)	48	7	205	260
Transocean Cetus (e)	48	7	210	265
Ultra-Deepwater drillship TBN1 (f)	32	14	644	690
Transocean Circinus (e)	48	5	217	270
Ultra-Deepwater drillship TBN2 (f)	27	72	596	695
Total	$3,353	$1,291	$3,778	$8,422
______________________________
(a)	The accumulated construction costs of these rigs are no longer included in construction work in progress, as the construction projects had been completed as of December 31, 2014.

(b)
The Ultra-Deepwater drillships Deepwater Invictus and Deepwater Asgard commenced operations in July 2014 and August 2014, respectively.  Total costs through December 31, 2014 include construction work in progress acquired in connection with our acquisition of Aker Drilling with an aggregate estimated fair value of $272 million.

(c)
Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the third quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively.

(d)
Deepwater Conqueror, a newbuild Ultra-Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.

(e)
Transocean Cassiopeia, Transocean Centaurus, Transocean Cepheus, Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild High-Specification Jackups under construction at Keppel FELS’ shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the third quarter of 2016, the first quarter of 2017, the third quarter of 2017, the first quarter of 2018 and the third quarter of 2018, respectively.  These delivery expectations reflect our decision to delay delivery in consideration of existing market conditions.

(f)
Our two unnamed dynamically positioned Ultra-Deepwater drillships under construction at the Jurong Shipyard PTE Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2017 and the first quarter of 2018, respectively.

For the year ending December 31, 2015, we expect total capital expenditures to be approximately $1.8 billion, approximately $1.3 billion of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.

At December 31, 2014, we held options to order up to four Keppel FELS Super B 400 Bigfoot class design High-Specification Jackups.  The first of these four jackup options must be exercised within consecutive four-month intervals starting in March 2015.  At December 31, 2014, we also held options with Jurong Shipyard PTE Ltd. in Singapore to order up to three newbuild Ultra-Deepwater drillships, which must be exercised by February 2015, August 2015 and February 2016.  We allowed the first of these three drillship options, and we expect to allow the first of the four jackup options, to expire unexercised.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap, the demolition for which will be conducted in an environmentally responsible manner.  During the year ended December 31, 2014, we identified 12 such drilling units that we have sold or we will sell for scrap, including the Deepwater Floaters Discoverer Seven Seas, Sedco 709, Sedco 710, and Sovereign Explorer, the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100, GSF Arctic I, J.W. McLean, Sedco 601, Sedco 700, Sedneth 701 and Sedco 703.  In February 2015, we committed to a plan to sell for scrap the Deepwater Floater Transocean Rather.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap.

During the year ended December 31, 2014, we completed the sale of the Deepwater Floater Sedco 709, the Midwater Floater Sedco 703 and the High-Specification Jackups GSF Magellan and GSF Monitor, along with related equipment.  In the year ended December 31, 2014, in connection with the disposal of these assets, we received aggregate net cash proceeds of $185 million, and recognized an aggregate net loss of $1 million.

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

In the three years ended December 31, 2014, we also completed the sales of 59 drilling units and other assets associated with our discontinued operations.  See “—Results of Operations—Discontinued operations.”

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

Index

Distributions of qualifying additional paid-in capital—On February 15, 2015, our board of directors announced its recommendation that our shareholders at the 2015 annual general meeting approve a distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  If approved, we expect that the dividend installments will be paid in June 2015, September 2015, December 2015 and March 2016.

In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments, subject to certain limitations.  We do not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 18, September 17 and December 17, 2014, we paid the first three installments in the aggregate amount of $816 million to shareholders of record as of May 30, August 22 and November 14, 2014, respectively.  At February 17, 2015, the aggregate carrying amount of the distribution payable was $272 million, which we expect to pay in March 2015.

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

Noncontrolling interest in Transocean Partners—On July 31, 2014, we announced the pricing of an initial public offering of common units representing limited liability company interests in Transocean Partners, which began trading on the New York Stock Exchange under the ticker symbol “RIGP,” for $22.00 per unit.  On August 5, 2014, we completed the initial public offering of 20.1 million common units, including 2.6 million common units sold pursuant to the exercise in full of the underwriters’ option to purchase additional common units, which represented a 29.2 percent limited liability company interest in Transocean Partners.  Through Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, we hold the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.8 percent limited liability company interest.  As a result of the offering, we received net cash proceeds of approximately $417 million, after deducting approximately $26 million for underwriting discounts and commissions and other estimated offering expenses.  We may consider selling additional noncontrolling interests in or debt securities of Transocean Partners to provide additional sources of liquidity.

On November 4, 2014, Transocean Partners declared a distribution of $0.2246 per outstanding unit.  On November 24, 2014, Transocean Partners paid to its unitholders of record as of November 17, 2014, an aggregate distribution of $15 million, of which $11 million was paid to us and eliminated in consolidation.  On February 9, 2015, Transocean Partners declared a dividend of $0.3625 per outstanding unit, an aggregate dividend of of $25 million, of which $18 million is payable to us and will be eliminated in consolidation.  On February 26, 2015, Transocean Partners expects to pay to its unitholders of record as of February 20, 2015 the aggregate distribution of $25 million, of which $18 million is payable to us and will be eliminated in consolidation.

See Notes to Consolidated Financial Statements—Note 15—Noncontrolling interest.

Primary Revolving Credit Facilities—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five-year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “New Five-Year Revolving Credit Facility”).  Among other things, the New Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The New Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of December 31, 2014, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the New Five-Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the New Five-Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the New Five-Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the New Five-Year Revolving Credit Facility.

Index

We may borrow under the New Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “New Five-Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five-Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the New Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At December 31, 2014, based on our Debt Rating on that date, the New Five-Year Revolving Credit Facility Margin was 1.5 percent and the facility fee was 0.225 percent.  At February 17, 2015, we had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the New Five-Year Revolving Credit Facility.

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

Debt issuance—In September 2012, we issued $750 million aggregate principal amount of 2.5% Senior Notes due October 2017 (the “2.5% Senior Notes”) and $750 million aggregate principal amount of 3.8% Senior Notes due October 2022 (the “3.8% Senior Notes,” and together with the 2.5% Senior Notes, the “2012 Senior Notes”).  The interest rates for the notes are subject to adjustment from time to time upon a change to our Debt Rating.  We are required to pay interest on the 2012 Senior Notes on April 15 and October 15 of each year.  We may redeem some or all of the 2012 Senior Notes at any time prior to maturity at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, together with a make-whole premium unless, in the case of the 3.8% Senior Notes, such redemption occurs on or after July 15, 2022, in which case no such make-whole premium will apply.  The indenture pursuant to which the 2012 Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At February 17, 2015, $750 million aggregate principal amount of the 2.5% Senior Notes due 2017 and $750 million aggregate principal amount of the 3.8% Senior Notes due 2022 were outstanding.

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

Debt redemptions—On October 6, 2014, in connection with our efforts to reduce debt, we issued notice of partial redemption to holders of our 4.95% Senior Notes due November 2015.  On November 17, 2014, we made an aggregate cash payment of $216 million to redeem an aggregate principal amount of $207 million of the outstanding senior notes.  At February 17, 2015, the aggregate principal amount of the 4.95% Senior Notes due November 2015 was $894 million.

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

Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 (“Eksportfinans Loan A”) and outstanding borrowings under the Loan Agreement dated November 18, 2008 (“Eksportfinans Loan B,” and together with Eksportfinans Loan A, the “Eksportfinans Loans”), between one of our subsidiaries and Eksportfinans ASA, which were established to finance the construction and delivery of the Harsh Environment Ultra-Deepwater semisubmersibles Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi-annual installments of principal and interest through September 2017 and January 2018, respectively.  At February 17, 2015, borrowings of $165 million and $165 million were outstanding under Eksportfinans Loan A and Eksportfinans Loan B, respectively.

The Eksportfinans Loans require restricted cash investments to be held at a certain financial institution through expiration (the “Eksportfinans Restricted Cash Investments”).  The Eksportfinans Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi-annual installments that correspond with those of the Eksportfinans Loans.  At February 17, 2015, the aggregate principal amount of the Eksportfinans Restricted Cash Investments was $330 million.

Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary’s ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At February 17, 2015, $612 million was outstanding under the capital lease contract.

Plea Agreement obligations—Pursuant to a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay a total of $150 million to the National Fish and Wildlife Foundation, and $150 million to the National Academy of Sciences.  In the years ended December 31, 2014 and 2013, we made an aggregate cash payment of $60 million and $160 million, respectively, in satisfaction of amounts due under the Plea Agreement.  On February 13, 2015, we made an aggregate cash payment of $60 million in satisfaction of amounts due under the Plea Agreement.  At February 17, 2015, the remaining balance of our Plea Agreement obligations was $120 million, including two payments of $60 million payable to the National Academy of Sciences on or before February 12, 2016 and February 14, 2017.

Consent Decree obligations—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a rate of 2.15 percent.  On March 15, 2013, February 19, 2014 and January 8, 2015, we paid $404 million, $412 million and $204 million, respectively, including interest.  At February 17, 2015, we had fully paid amounts due under the Consent Decree.

Notes receivable—We held two notes receivable from Awilco, a U.K. company listed on the Oslo Stock Exchange.  The notes receivable were originally accepted in exchange for, and were secured by, two drilling units.  In April 2014, Awilco repaid the notes, and we received cash proceeds of $98 million as prepayment of the aggregate principal outstanding.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.7 billion at an exchange rate as of the close of trading on February 17, 2015 of $1.00 to CHF 0.94.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for an additional three-year repurchase period through May 23, 2016.  In the year ended December 31, 2014, we did not purchase shares under our share repurchase program.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 17, 2015, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid-in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax-free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—At December 31, 2014, our contractual obligations stated at face value, were as follows:

	For the years ending December 31,
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(in millions)
Contractual obligations
Debt	$9,467	$1,007	$1,978	$1,275	$5,207
Interest on debt	4,927	539	931	681	2,776
Capital lease obligation (a)	1,046	65	143	144	694
Plea Agreement obligations	180	60	120	—	—
Consent Decree obligations (b)	204	204	—	—	—
Distribution of qualifying additional paid-in capital	272	272	—	—	—
Operating lease obligations	130	23	30	15	62
Purchase obligations	4,573	1,439	2,283	851	—
Total (c)	$20,799	$3,609	$5,485	$2,966	$8,739
______________________________
(a)	Includes scheduled installments of principal and imputed interest on our capital lease obligation.

(b)	Includes interest on our Consent Decree obligations.

(c)
As of December 31, 2014, our defined benefit pension and other postretirement plans represented an aggregate liability of $521 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.  The carrying amount of this liability is affected by net periodic benefit costs, funding contributions, participant demographics, plan amendments, significant current and future assumptions, and returns on plan assets.  Due to the uncertainties resulting from these factors and since the carrying amount is not representative of future liquidity requirements, we have excluded this amount from the contractual obligations presented in the table above.  See “—Pension Plans and Other Postretirement Benefit Plans” and Notes to Consolidated Financial Statements—Note 14—Postemployment Benefit Plans.

As of December 31, 2014, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $383 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 6—Income Taxes.

Index

Other commercial commitments—We have other commercial commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commercial commitments include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  Standby letters of credit are issued under a number of committed and uncommitted bank credit facilities.  The obligations that are the subject of these standby letters of credit and surety bonds are primarily geographically concentrated in Nigeria, India and Indonesia.  Obligations under these standby letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement.

At December 31, 2014, these obligations stated in U.S. dollar equivalents and their time to expiration were as follows:

	For the years ending December 31,
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(in millions)
Other commercial commitments
Standby letters of credit (a)	$338	$294	$39	$5	$—
Surety bonds	6	6	—	—	—
Total	$344	$300	$39	$5	$—
______________________________
(a)
Included in the $338 million outstanding standby letters of credit at December 31, 2014 were $91 million of standby letters of credit that we have agreed to maintain in support of the operations for Shelf Drilling for up to three years following the closing of the sale transactions (See Notes to Consolidated Financial Statements—Note 7—Discontinued Operations).  Shelf Drilling is required to reimburse us in the event that standby letters of credit relating to this performance are called.

We have established a wholly owned captive insurance company to insure various risks of our operating subsidiaries.  Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions.  At December 31, 2014, the cash investments held by the captive insurance company totaled $158 million, and the amount of such cash investments is expected to range from $110 million to $210 million by December 31, 2015.  The amount of actual cash investments held by the captive insurance company varies, depending on the amount of premiums paid to the captive insurance company, the timing and amount of claims paid by the captive insurance company, and the amount of dividends paid by the captive insurance company.

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

Index

In June 2014, we committed to freeze benefits of our qualified defined benefit pension plan in the U.S., which covers substantially all U.S. employees, and one of our unfunded supplemental benefit plans, in each case, with an effective date of January 1, 2015.  In the year ended December 31, 2014, we recognized settlement and curtailment charges of $3 million for two of our unfunded defined benefit plans in Nigeria and Egypt associated with certain employee terminations.  See Notes to Consolidated Financial Statements—Note 12—Postemployment Benefit Plans.

In October 2014, the Society of Actuaries released new actuarial tables for applying mortality rate assumptions to measure the obligations for qualified defined benefit pension plans.  We have applied the new actuarial tables in connection with measuring the funded status of our pension plans as of December 31, 2014, and such application resulted in an increase of $121 million to our measured liability.

The following table presents the amounts and weighted-average assumptions associated with the U.S. Plans, the Non-U.S. Plans and the OPEB Plans.

	Year ended December 31, 2014				Year ended December 31, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs (a)	$37	$36	$2	$75	$95	$34	$3	$132
Other comprehensive income (loss)	(261)	(199)	(4)	(464)	(198)	(114)	1	(311)
Employer contributions	43	56	2	101	64	50	1	115

At end of period:
Accumulated benefit obligation	$1,588	$553	$59	$2,200	$1,210	$490	$53	$1,753
Projected benefit obligation	1,592	629	59	2,280	1,380	573	53	2,006
Fair value of plan assets	1,271	488	—	1,759	1,116	481	—	1,597
Funded status	(321)	(141)	(59)	(521)	(264)	(92)	(53)	(409)

Weighted-Average Assumptions
-Net periodic benefit costs
Discount rate (b)	5.04%	4.41%	4.54%	4.85%	4.19%	5.13%	3.39%	4.43%
Long-term rate of return (c)	7.18%	6.07%	n/a	6.88%	7.48%	5.79%	n/a	6.97%
Compensation trend rate (b)	4.13%	4.25%	n/a	4.16%	4.22%	4.21%	n/a	4.22%
Health care cost trend rate-initial	n/a	n/a	7.81%	7.81%	n/a	n/a	8.07%	8.07%
Health care cost trend rate-ultimate (d)	n/a	n/a	5.00%	5.00%	n/a	n/a	5.00%	5.00%
-Benefit obligations
Discount rate (b)	4.15%	3.13%	3.86%	3.86%	5.01%	4.92%	4.54%	4.97%
Compensation trend rate (b)	3.82%	3.72%	n/a	3.74%	4.24%	4.57%	n/a	4.35%
______________________________
“n/a” means not applicable.

(a)	Net periodic benefit costs were reduced by expected returns on plan assets of $103 million and $95 million in the years ended December 31, 2014 and 2013, respectively.

(b)	Weighted-average based on relative average projected benefit obligation for the year.

(c)	Weighted-average based on relative average fair value of plan assets for the year.

(d)	Ultimate health care trend rate is expected to be reached in 2020.

Net periodic benefit cost—In the year ended December 31, 2014, net periodic benefit costs decreased $57 million and, in the year ending December 31, 2015, we expect net periodic benefit costs to decrease by an additional $33 million, primarily as a result of our decision to freeze the qualified defined benefit pension plan in the U.S.

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

In the year ended December 31, 2014, plan assets of the funded Transocean Plans were favorably impacted by improvements in world equity markets, given the allocation of approximately 49 percent of plan assets to equity securities.  To a lesser extent, plan assets allocated to debt securities and other investments also experienced better than expected gains.  In the year ended December 31, 2014, the fair value of the investments in the funded Transocean Plans increased by $162 million, or 10 percent, due to investment returns of $197 million, funding contributions of $4 million, net of benefits paid, and currency revaluations of $39 million in connection with the funded Non-U.S. Plans.

Index

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

In the year ended December 31, 2014, we contributed $101 million and participants contributed $3 million to the Transocean Plans and the OPEB Plans.  In the year ended December 31, 2013, we contributed $115 million and participants contributed $4 million to the Transocean Plans and the OPEB Plans.

For the year ending December 31, 2015, we expect to contribute $29 million to the Transocean Plans and $4 million to the OPEB Plans.  These estimated contributions for the Transocean Plans are comprised of $25 million to meet the funding requirements for the funded Non-U.S. Plans, and approximately $4 million to fund expected benefit payments for the unfunded U.S. Plans and unfunded Non-U.S. Plans.

Benefit payments—Our projected benefit payments for the Transocean Plans and the OPEB Plans are as follows (in millions):

	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Years ending December 31,
2015	$53	$7	$4	$64
2016	57	9	4	70
2017	61	11	4	76
2018	65	11	4	80
2019	69	12	4	85
2020-2024	395	96	20	511

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

We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At December 31, 2014 and 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $426 million and $464 million, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  At December 31, 2014 and 2013, the insurance recoverable asset was $10 million, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Index

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

On January 10, 2014, another panel of the Fifth Circuit affirmed the MDL Court’s final approval of the BP/PSC Settlement.  Thereafter, BP and certain plaintiffs who objected to the settlement filed petitions seeking rehearing in the Fifth Circuit of both decisions.  On May 20, 2014, the Fifth Circuit denied those petitions.  On August 1, 2014, BP filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of the Fifth Circuit’s decisions.  On December 8, 2014, the Supreme Court denied BP’s petition for certiorari.

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

On October 2, 2014, BP filed a motion to amend the Phase One Findings of Fact and Conclusions of Law, alter or amend the judgment, or for a new trial.  That motion asserts that the MDL Court made errors in its conclusions about the causes of the failure of the cement in the well.  On November 13, 2014, the MDL Court denied this motion.

The second phase of the trial occurred between September 30, 2013 and October 17, 2013, and the MDL Court issued its Findings of Fact and Conclusions of Law (the “Phase Two Ruling”) on January 15, 2015.  The first segment of the trial addressed BP’s conduct related to stopping the release of hydrocarbons.  The MDL Court ruled that BP was not grossly negligent, reckless, willful or wanton in its source control planning before the spill.  The MDL Court declined to decide whether BP was negligent in its planning because it ruled that any negligence finding would not change its fault determinations from the first phase of the trial.  The MDL Court also found that it had not been shown that BP’s misrepresentations about the flow rate from the well delayed the capping of the well or adversely affected source control, or that post-blowout source control decisions were unreasonable.

The second segment of the trial addressed quantification of the amount of oil discharged and the MDL Court found that four million barrels of oil discharged during the spill.  After deducting the barrels that were collected, the MDL Court found that, for purposes of calculating the maximum CWA civil penalty that may be imposed on BP and Anadarko, 3.19 million barrels of oil discharged.  We participated in the first segment of trial, but were not a party to the second segment because the ruling as to the quantification of oil primarily relates to setting maximum CWA civil penalty and we have settled the DOJ’s CWA penalty claim against us.

See Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies and —Note 27—Subsequent Events.

Insurance matters

Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  As of February 17, 2015, the insured value of our drilling rig fleet was approximately $27.8 billion, excluding our rigs under construction.  We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.  See Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2014.

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

Critical Accounting Policies and Estimates

Overview—We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, goodwill, income taxes, defined benefit pension plans and other postretirement employee benefits, contingent liabilities and share-based compensation.  These estimates require significant judgments and assumptions.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

We consider the following to be our critical accounting policies and estimates, and we have discussed the development, selection and disclosure of such policies and estimates with the audit committee of our board of directors.  For a discussion of our significant accounting policies, refer to our Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies.

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

Index

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

We maintain liabilities for estimated tax exposures in our jurisdictions of operation, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest.  Tax exposure items include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to revise past estimates.  At December 31, 2014, the liability for estimated tax exposures in our jurisdictions of operation was approximately $385 million.

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

We consider the earnings of certain of our subsidiaries to be indefinitely reinvested.  As such, we have not provided for taxes on these unremitted earnings.  At December 31, 2014, the amount of indefinitely reinvested earnings was approximately $2.4 billion.  Should we make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable to various jurisdictions.  We estimate taxes in the range of $200 million to $250 million would be payable upon distribution of all previously unremitted earnings at December 31, 2014.

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

Estimates, judgments and assumptions are required in determining whether deferred tax assets will be fully or partially realized.  When it is estimated to be more likely than not that all or some portion of certain deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized, we establish a valuation allowance for the amount of the deferred tax assets that is considered to be unrealizable.  We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.  We did not make any significant changes to our valuation allowance against deferred tax assets during the years ended December 31, 2014, 2013 and 2012.

See Notes to Consolidated Financial Statements—Note 6—Income Taxes.

Contingencies—We perform assessments of our contingencies on an ongoing basis to evaluate the appropriateness of our liabilities and disclosures for such contingencies.  We establish liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated.  We recognize corresponding assets for loss contingencies that we believe are probable of being recovered through insurance.  Once established, we adjust the carrying amount of a contingent liability upon the occurrence of a recognizable event when facts and circumstances change, altering our previous assumptions with respect to the likelihood or amount of loss.  We recognize liabilities for legal costs as they are incurred, and we recognize a corresponding asset for those legal costs only if we expect such legal costs to be recovered through insurance.

We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could increase the liabilities we ultimately recognize.  As of December 31, 2014 and 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $426 million and $464 billion, respectively, recorded in other current liabilities.

We have also recognized an asset associated with the portion of our estimated losses that we believe is probable of recovery from insurance.  Although we have available policy limits that could result in additional amounts, such as legal costs, being recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts.  At December 31, 2014 and 2013, the insurance recoverable asset was $10 million, recorded in other assets.

Index

Our estimates involve a significant amount of judgment.  Actual results may differ from our estimates.  As a result of new information or developments, we may adjust our estimated loss contingencies arising from the Macondo well incident, and the resulting liabilities could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

See Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies.

Goodwill impairment—We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying amount.  We test goodwill at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We have determined that contract drilling services is our single reporting unit for this purpose.

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

To estimate the fair value of each reporting unit, we apply a variety of valuation methods, incorporating the income, market and cost approaches.  For our contract drilling services reporting unit, we estimate fair value using discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our contract drilling services reporting unit, which are based on estimated future dayrates and rig utilization, we consider key factors that include assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount projected cash flows using a long-term weighted-average cost of capital, which is based on our estimate of the investment returns that market participants would require for each of our reporting units.  To develop the publicly traded company multiples, we gather available market data for companies with operations similar to our reporting unit and publicly available information for recent acquisitions in the marketplace.  We may weight the approaches, under certain circumstances, when a single approach produces inconclusive results or when results from multiple approaches deviate significantly.

Our estimates of fair value require us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig utilization and dayrates.  Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used in a reporting unit’s fair value calculations could result in an estimate that is significantly below its carrying amount, which may indicate its goodwill is impaired.

As a result of interim impairment tests as of September 30 and December 31, 2014, we determined that the goodwill associated with our contract drilling services reporting unit was impaired due to rapid and significant declines in the market value of our stock, oil and natural gas prices and the actual and projected declines in dayrates and utilization.  In the year ended December 31, 2014, we recognized a loss of $3.0 billion, which had no tax effect, associated with the impairment of the remaining balance of our goodwill.

In the years ended December 31, 2013 and 2012, as a result of our annual impairment testing, we concluded that the goodwill associated with our contract drilling services reporting unit was not impaired.  In the three months ended March 31, 2012, we completed the analysis for our annual impairment test, performed as of October 1, 2011, and recognized an incremental loss of $118 million, as an adjustment to our original estimate of the impairment of goodwill.  In September 2012, we committed to a plan to discontinue operations associated with the standard jackup and swamp barge asset groups, components of our contract drilling services operating segment.  As a result of our decision to discontinue operations associated with these components of our contract drilling services operating segment, we allocated $112 million of goodwill to the disposal group based on the fair value of the disposal group relative to the fair value of the contract drilling services operating segment.  We then determined that the disposal group was impaired since its aggregate carrying amount exceeded its aggregate fair value, and, as a result, we recognized a loss of $112 million on the impairment of the allocated goodwill.

See Notes to Consolidated Financial Statements—Note 5—Impairments, Note 7—Discontinued Operations and Note 11—Goodwill and Other Intangible Assets.

Property and equipment— The carrying amount of property and equipment is subject to various estimates, assumptions, and judgments related to capitalized costs, useful lives and salvage values and impairments.  At December 31, 2014 and 2013, the carrying amount of our property and equipment was $21.5 billion and $21.7 billion, representing 76 percent and 67 percent of our total assets, respectively.

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

Index

Useful lives and salvage values—We depreciate our assets using the straight-line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions, and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.  At December 31, 2014, a hypothetical one-year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $94 million and a hypothetical one-year decrease would cause an increase in our annual depreciation expense of approximately $90 million.  On December 31, 2014, we adjusted the salvage values of certain drilling units due to existing market conditions.  As a result of the adjustments, we expect depreciation expense to increase by approximately $120 million in the year ending December 31, 2015.

Long-lived asset impairment—We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable or when carrying amounts of assets held for sale exceed fair value less cost to sell.  Potential impairment indicators include rapid declines in commodity prices and related market conditions, declines in dayrates or utilization, cancellations of contracts or credit concerns of multiple customers.  During periods of oversupply, we may idle or stack rigs for extended periods of time or we may elect to sell certain rigs for scrap, which could be an indication that an asset group may be impaired since supply and demand are the key drivers of rig utilization and our ability to contract our rigs at economical rates.  Our rigs are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may move rigs from an oversupplied market sector to a more lucrative and undersupplied market sector when it is economical to do so.  Many of our contracts generally allow our customers to relocate our rigs from one geographic region to another, subject to certain conditions, and our customers utilize this capability to meet their worldwide drilling requirements.  Accordingly, our rigs are considered to be interchangeable within classes or asset groups, and we evaluate impairment by asset group.  We consider our asset groups to be Ultra-Deepwater Floaters, Transocean Partners Ultra-Deepwater Floaters, Deepwater Floaters, Harsh Environment Floaters, Midwater Floaters, and High-Specification Jackups.

We assess recoverability of assets held and used by projecting undiscounted cash flows for the asset group being evaluated.  When the carrying amount of the asset group is determined to be unrecoverable, we recognize an impairment loss, measured as the amount by which the carrying amount of the asset group exceeds its estimated fair value.  To estimate the fair value of each each asset group, we apply a variety of valuation methods, incorporating income, market and cost approaches.  We may weight the approaches, under certain circumstances, when relevant data is limited, when results are inconclusive or when results deviate significantly.  Our estimate of fair value generally requires us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the long-term future performance of our asset groups, such as projected revenues and costs, dayrates, rig utilization and revenue efficiency.  These projections involve uncertainties that rely on assumptions about demand for our services, future market conditions and technological developments.  Significant and unanticipated changes to these assumptions could materially alter an outcome that could otherwise result in an impairment loss.  Given the nature of these evaluations and their application to specific asset groups and specific time periods, it is not possible to reasonably quantify the impact of changes in these assumptions.

During the year ended December 31, 2014, we identified indicators that our asset groups in our contract drilling services reporting unit may be impaired as a result of recent market developments, including recent low dayrate fixtures, partly caused by more technologically advanced drilling units competing with less capable drilling units, and projected declines in dayrates and utilization, particularly for the Deepwater Floater asset group.  We conducted testing for impairment, and as a result, we determined that the carrying amount of the Deepwater Floater asset group exceeded its fair value.  In the year ended December 31, 2014, we recognized a loss of $788 million associated with the impairment of these long-lived assets.  If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked untis, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.

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

Index

Additionally, the pension obligations and related net periodic benefit costs for our defined benefit pension and other postretirement benefit plans, including retiree life insurance and medical benefits, are actuarially determined and are affected by assumptions, including long-term rate of return, discount rates, mortality rates, compensation increases, employee turnover rates and health care cost trend rates.  The two most critical assumptions are the long-term rate of return and the discount rate.  We periodically evaluate our assumptions and, when appropriate, adjust the recorded liabilities and expense.  Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, net periodic benefit costs and other comprehensive income.  See “—Pension Plans and Other Postretirement Benefit Plans.”

Long-term rate of return—We develop our assumptions regarding the estimated rate of return on plan assets based on historical experience and projected long-term investment returns, considering each plan’s target asset allocation and long-term asset class expected returns.  We regularly review our actual asset allocation and periodically rebalance plan assets as appropriate.  At December 31, 2014, a hypothetical percentage point decrease of the expected long-term rate of return assumption would result in an increase to net periodic benefit costs and approximately $16 million.

Discount rate—As a basis for determining the discount rate, we utilize a yield curve approach based on Aa-rated corporate bonds and the expected timing of future benefit payments.  At December 31, 2014, a hypothetical one-half percentage point decrease of the discount rate would result in an increase to net periodic benefit costs of approximately $19 million.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Notes to Consolidated Financial Statements—Note 3—New Accounting Pronouncements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our restricted cash investments, our long-term and short-term debt and our derivative instruments.  For our restricted cash investments and debt instruments, the following table presents the principal cash flows and related weighted-average interest rates by contractual maturity date.  For our derivative instruments, the following table presents the notional amounts and weighted-average interest rates by contractual maturity dates.  The information is stated in U.S. dollar equivalents.  The instruments are denominated in either U.S. dollars or Norwegian kroner, as indicated.  The following table presents information for the years ending December 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$114	$114	$114	$28	$—	$—	$370	$385
Average interest rate	4.15%	4.15%	4.15%	4.15%	—%	—%

Debt
Fixed rate (USD)	$914	$1,025	$778	$1,277	$32	$5,686	$9,712	$9,393
Average interest rate	5.02%	5.12%	2.69%	6.31%	7.76%	6.49%
Fixed rate (NOK)	$114	$114	$114	$28	$—	$—	$370	$385
Average interest rate	4.15%	4.15%	4.15%	4.15%	—%	—%

Interest rate swaps
Fixed to variable (USD)	$—	$—	$—	$750	$—	$750	$1,500	$11
Average receive rate	—%	—%	—%	6.00%	—%	6.50%
Average pay rate	—%	—%	—%	4.82%	—%	4.50%
______________________________
(a)	Expected maturity amounts are based on the face value of debt.

We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk and currency exchange rate risk.  See Notes to Consolidated Financial Statements—Note 13—Derivatives and Hedging.

Interest rate risk—At December 31, 2014 and 2013, the face value of our variable-rate debt was approximately $1.5 billion and $163 million, which represented 15 percent and two percent of the aggregate principal amount of our total debt, respectively, after the effect of our hedging activities.  At December 31, 2014, we were exposed to the variable interest rates associated with our interest rate swaps.  At December 31, 2013, we were exposed to the variable interest rates associated with borrowings under the ADDCL Credit Facilities.  Based upon variable-rate debt amounts outstanding as of December 31, 2014 and 2013, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $15 million and $2 million, respectively.

At December 31, 2014 and 2013, the fair value of our debt was $9.8 billion and $11.8 billion, respectively.  During the year ended December 31, 2014, the fair value of our debt decreased by $2.0 billion due to the repayment or redemption of $207 million aggregate principal amount of debt and a decrease of approximately $1.8 billion in the market valuation of our outstanding debt.

Index

A large portion of our cash investments is subject to variable interest rates and would earn commensurately higher rates of return if interest rates increase.  Based upon the amounts of our cash investments as of December 31, 2014 and 2013, a hypothetical one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $26 million and $32 million, respectively.

Currency exchange rate risk—We are exposed to currency exchange rate risk associated with our international operations and with some of our long-term and short-term debt.  We may engage in hedging activities to mitigate our exposure to currency exchange risk in certain instances through the use of currency exchange derivative instruments, including forward exchange contracts, or spot purchases.  A forward exchange contract obligates us to exchange predetermined amounts of specified currencies at a stated exchange rate on a stated date or to make a U.S. dollar payment equal to the value of such exchange.

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

At December 31, 2014, we had NOK 2.8 billion aggregate principal amount of debt obligations, all of which were secured by a corresponding amount of restricted cash investments that were also denominated in Norwegian kroner.  These corresponding restricted cash investments form an economic hedge of our exposure to currency exchange rate risk associated with these debt obligations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control-Integrated Framework, as published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.  Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Transocean Ltd.

We have audited Transocean Ltd. and Subsidiaries internal control over financial reporting  (the Company) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Transocean Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Transocean Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Transocean Ltd. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 25, 2015

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Transocean Ltd.

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Ltd. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Transocean Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 25, 2015

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years ended December 31,
	2014	2013	2012

Operating revenues
Contract drilling revenues	$8,952	$9,070	$8,773
Other revenues	222	179	172
	9,174	9,249	8,945
Costs and expenses
Operating and maintenance	5,110	5,563	5,859
Depreciation	1,139	1,109	1,122
General and administrative	234	286	282
	6,483	6,958	7,263
Loss on impairment	(4,043)	(81)	(118)
Gain (loss) on disposal of assets, net	(26)	7	36
Operating income (loss)	(1,378)	2,217	1,600

Other income (expense), net
Interest income	39	52	56
Interest expense, net of amounts capitalized	(483)	(584)	(723)
Other, net	22	(29)	(49)
	(422)	(561)	(716)
Income (loss) from continuing operations before income tax expense	(1,800)	1,656	884
Income tax expense	146	258	52
Income (loss) from continuing operations	(1,946)	1,398	832
Income (loss) from discontinued operations, net of tax	(20)	9	(1,043)

Net income (loss)	(1,966)	1,407	(211)
Net income (loss) attributable to noncontrolling interest	(53)	—	8
Net income (loss) attributable to controlling interest	$(1,913)	$1,407	$(219)

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$(5.23)	$3.85	$2.32
Earnings (loss) from discontinued operations	(0.06)	0.02	(2.94)
Earnings (loss) per share	$(5.29)	$3.87	$(0.62)

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$(5.23)	$3.85	$2.32
Earnings (loss) from discontinued operations	(0.06)	0.02	(2.94)
Earnings (loss) per share	$(5.29)	$3.87	$(0.62)

Weighted-average shares outstanding
Basic	362	360	356
Diluted	362	360	356

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years ended December 31,
	2014	2013	2012

Net income (loss)	$(1,966)	$1,407	$(211)
Net income (loss) attributable to noncontrolling interest	(53)	—	8
Net income (loss) attributable to controlling interest	(1,913)	1,407	(219)

Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	(170)	198	(52)
Gain (loss) on derivative instruments	—	(5)	3

Reclassifications to net income
Components of net periodic benefit costs	17	49	47
(Gain) loss on derivative instruments	(2)	18	(1)
Loss on marketable securities	—	—	2

Other comprehensive income (loss) before income taxes	(155)	260	(1)
Income taxes related to other comprehensive income (loss)	13	2	(7)

Other comprehensive income (loss)	(142)	262	(8)
Other comprehensive income attributable to noncontrolling interest	—	3	—
Other comprehensive income (loss) attributable to controlling interest	(142)	259	(8)

Total comprehensive income (loss)	(2,108)	1,669	(219)
Total comprehensive income (loss) attributable to noncontrolling interest	(53)	3	8
Total comprehensive income (loss) attributable to controlling interest	$(2,055)	$1,666	$(227)

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2014	2013

Assets
Cash and cash equivalents	$2,635	$3,243
Accounts receivable, net
Trade	2,084	2,112
Other	36	50
Materials and supplies, net	818	737
Assets held for sale	25	148
Deferred income taxes, net	161	151
Other current assets	242	331
Total current assets	6,001	6,772

Property and equipment	28,516	29,518
Less accumulated depreciation	(6,978)	(7,811)
Property and equipment, net	21,538	21,707
Goodwill	—	2,987
Other assets	874	1,080
Total assets	$28,413	$32,546

Liabilities and equity
Accounts payable	$784	$1,106
Accrued income taxes	131	53
Debt due within one year	1,033	323
Other current liabilities	1,822	2,072
Total current liabilities	3,770	3,554

Long-term debt	9,059	10,379
Deferred income taxes, net	237	374
Other long-term liabilities	1,354	1,554
Total long-term liabilities	10,650	12,307

Commitments and contingencies
Redeemable noncontrolling interest	11	—

Shares, CHF 15.00 par value, 396,260,487 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 362,279,530 outstanding at December 31, 2014 and 373,830,649 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 360,764,100 outstanding at December 31, 2013	5,169	5,147
Additional paid-in capital	5,797	6,784
Treasury shares, at cost, 2,863,267 held at December 31, 2014 and 2013	(240)	(240)
Retained earnings	3,349	5,262
Accumulated other comprehensive loss	(404)	(262)
Total controlling interest shareholders’ equity	13,671	16,691
Noncontrolling interest	311	(6)
Total equity	13,982	16,685
Total liabilities and equity	$28,413	$32,546

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Years ended December 31,			Years ended December 31,
	2014	2013	2012	2014	2013	2012

Shares	Shares			Amount
Balance, beginning of period	361	360	350	$5,147	$5,130	$4,982
Issuance of shares under share-based compensation plans	1	1	1	22	17	14
Issuance of shares in exchange for noncontrolling interest	—	—	9	—	—	134
Balance, end of period	362	361	360	$5,169	$5,147	$5,130
Additional paid-in capital
Balance, beginning of period				$6,784	$7,521	$7,211
Share-based compensation				98	113	97
Issuance of shares under share-based compensation plans				(21)	(34)	(17)
Issuance of shares in exchange for noncontrolling interest				—	—	233
Reclassification of obligation for distribution of qualifying additional paid-in capital				(1,088)	(808)	—
Allocated capital for sale of noncontrolling interest				33	(6)	—
Other, net				(9)	(2)	(3)
Balance, end of period				$5,797	$6,784	$7,521
Treasury shares, at cost
Balance, beginning of period				$(240)	$(240)	$(240)
Balance, end of period				$(240)	$(240)	$(240)
Retained earnings
Balance, beginning of period				$5,262	$3,855	$4,180
Net income (loss) attributable to controlling interest				(1,913)	1,407	(219)
Fair value adjustment of redeemable noncontrolling interest				—	—	(106)
Balance, end of period				$3,349	$5,262	$3,855
Accumulated other comprehensive loss
Balance, beginning of period				$(262)	$(521)	$(496)
Other comprehensive income (loss) attributable to controlling interest				(142)	259	(8)
Reclassification from redeemable noncontrolling interest				—	—	(17)
Balance, end of period				$(404)	$(262)	$(521)
Total controlling interest shareholders’ equity
Balance, beginning of period				$16,691	$15,745	$15,637
Total comprehensive income (loss) attributable to controlling interest				(2,055)	1,666	(227)
Share-based compensation				98	113	97
Issuance of shares under share-based compensation plans				1	(17)	(3)
Issuance of shares in exchange for noncontrolling interest				—	—	367
Fair value adjustment of redeemable noncontrolling interest				—	—	(106)
Reclassification from redeemable noncontrolling interest				—	—	(17)
Reclassification of obligation for distribution of qualifying additional paid-in capital				(1,088)	(808)	—
Allocated capital for sale of noncontrolling interest				33	(6)	—
Other, net				(9)	(2)	(3)
Balance, end of period				$13,671	$16,691	$15,745
Noncontrolling interest
Balance, beginning of period				$(6)	$(15)	$(10)
Total comprehensive income (loss) attributable to noncontrolling interest				(62)	3	(5)
Sale of noncontrolling interest, net of issue costs				417	—	—
Allocated capital for sale of noncontrolling interest				(33)	6	—
Distributions to holders of noncontrolling interest				(5)	—	—
Balance, end of period				$311	$(6)	$(15)
Total equity
Balance, beginning of period				$16,685	$15,730	$15,627
Total comprehensive income (loss)				(2,117)	1,669	(232)
Share-based compensation				98	113	97
Issuance of shares under share-based compensation plans				1	(17)	(3)
Issuance of shares in exchange for noncontrolling interest				—	—	367
Fair value adjustment of redeemable noncontrolling interest				—	—	(106)
Reclassification from redeemable noncontrolling interest				—	—	(17)
Reclassification of obligation for distribution of qualifying additional paid-in capital				(1,088)	(808)	—
Sale of noncontrolling interest, net of issue costs				417	—	—
Distributions to holders of noncontrolling interest				(5)	—	—
Other, net				(9)	(2)	(3)
Balance, end of period				$13,982	$16,685	$15,730
See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2014	2013	2012

Cash flows from operating activities
Net income (loss)	$(1,966)	$1,407	$(211)
Adjustments to reconcile to net cash provided by operating activities:
Amortization of drilling contract intangibles	(15)	(15)	(42)
Depreciation	1,139	1,109	1,122
Depreciation of assets in discontinued operations	—	—	184
Share-based compensation expense	98	113	97
Loss on impairment	4,043	81	118
Loss on impairment of assets in discontinued operations	—	14	1,008
(Gain) loss on disposal of assets, net	26	(7)	(36)
(Gain) loss on disposal of assets in discontinued operations, net	10	(54)	(82)
Amortization of debt issue costs, discounts and premiums, net	6	6	68
Deferred income tax benefit	(142)	(9)	(133)
Other, net	46	93	72
Changes in deferred revenue, net	106	(78)	(54)
Changes in deferred expenses, net	(48)	74	85
Changes in operating assets and liabilities	(1,083)	(816)	512
Net cash provided by operating activities	2,220	1,918	2,708

Cash flows from investing activities
Capital expenditures	(2,165)	(2,238)	(1,303)
Capital expenditures for discontinued operations	—	—	(106)
Proceeds from disposal of assets, net	215	174	191
Proceeds from disposal of assets in discontinued operations, net	35	204	789
Proceeds from sale of preference shares	—	185	—
Proceeds from repayment of notes receivable	101	17	40
Other, net	(14)	—	—
Net cash used in investing activities	(1,828)	(1,658)	(389)

Cash flows from financing activities
Changes in short-term borrowings, net	—	—	(260)
Proceeds from debt	—	—	1,493
Repayments of debt	(539)	(1,692)	(2,282)
Proceeds from restricted cash investments	176	298	311
Deposits to restricted cash investments	(20)	(119)	(167)
Distribution of qualifying additional paid-in capital	(1,018)	(606)	(276)
Proceeds from sale of noncontrolling interest	443	—	—
Other, net	(42)	(32)	(21)
Net cash used in financing activities	(1,000)	(2,151)	(1,202)

Net increase (decrease) in cash and cash equivalents	(608)	(1,891)	1,117
Cash and cash equivalents at beginning of period	3,243	5,134	4,017
Cash and cash equivalents at end of period	$2,635	$3,243	$5,134

See accompanying notes.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At December 31, 2014, we owned or had partial ownership interests in and operated 72 mobile offshore drilling units associated with our continuing operations.  At December 31, 2014, our fleet consisted of 45 High-Specification Floaters (Ultra-Deepwater, Deepwater and Harsh Environment semisubmersibles and drillships), 17 Midwater Floaters, and 10 High-Specification Jackups.  At December 31, 2014, we also had seven Ultra-Deepwater drillships and five High-Specification Jackups under construction or under contract to be constructed.  See Note 10—Drilling Fleet.

On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners LLC (“Transocean Partners”), a Marshall Islands limited liability company, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  See Note 16—Noncontrolling Interest.

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

In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low-specification drilling units, we committed to a plan to discontinue operations associated with the standard jackup and swamp barge asset groups, components of our contract drilling services operating segments  In November 2012, in connection with our plan to discontinue operations associated with the standard jackup and swamp barge asset groups, we completed the sale of 37 standard jackups and one swamp barge to Shelf Drilling Holdings, Ltd. (“Shelf Drilling”).  See Note 7—Discontinued Operations.

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

Note 2—Significant Accounting Policies

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our discontinued operations, allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, investments, goodwill, income taxes, contingencies, share-based compensation, defined benefit pension plans and other postretirement benefits.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for an investment in an entity if we have the ability to exercise significant influence over the entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for an investment in an entity if we do not have the ability to exercise significant influence over the unconsolidated entity.  We separately present within equity on our consolidated balance sheets the ownership interests attributable to parties with noncontrolling interests in our consolidated subsidiaries, and we separately present net income attributable to such parties on our consolidated statements of operations.  See Note 4—Variable Interest Entities and Note 16—Noncontrolling interest.

- 71 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Discontinued operations—We present as discontinued operations the operating results of a component of our business that either has been disposed of or is classified as held for sale when both of the following conditions are met: (a) the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and (b) we will not have any significant continuing involvement in the operations of the disposed component.  For discontinued operations that are disposed of other than by sale, we present the operating results as discontinued in the period in which the disposal group is either abandoned, distributed or exchanged, depending on the manner of disposal.  We consider a component of our business to be one that comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our business.  For the year ended December 31, 2013, we reclassified to discontinued operations the operating results, assets and liabilities associated with the operations of ADTI, which performed drilling management services in the North Sea.  The disposal of this component of our business results in the discontinuation of our drilling management services operating segment in the year ending December 31, 2014.  During the year ended December 31, 2012, we reclassified to discontinued operations the operating results, assets and liabilities associated with the operations of the standard jackup and swamp barge asset groups, components of our contract drilling services operating segment, and the operations of our U.S. Gulf of Mexico drilling management services, a component of our drilling management services operating segment.  See Note 7—Discontinued Operations.

Operating revenues and expenses—We recognize operating revenues as they are realized and earned and can be reasonably measured, based on contractual dayrates, and when collectability is reasonably assured.  In connection with drilling contracts, we may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs.  We defer the revenues earned and incremental costs incurred that are directly related to contract preparation and mobilization and recognize such revenues and costs over the primary contract term of the drilling project using the straight-line method.  We amortize, in operating and maintenance costs and expenses, the fees related to contract preparation and mobilization on a straight-line basis over the estimated firm period of drilling, which is consistent with the general pace of activity, level of services being provided and dayrates being earned over the life of the contract.  For contractual daily rate contracts, we recognize the losses for loss contracts as such losses are incurred.  We recognize the costs of relocating drilling units without contracts to more promising market sectors as such costs are incurred.  Upon completion of drilling contracts, we recognize in earnings any demobilization fees received and expenses incurred.  We defer capital upgrade revenues received and recognize such revenues over the primary contract term of the drilling project.  We depreciate the actual costs incurred for the capital upgrade on a straight-line basis over the estimated useful life of the asset.  We defer the periodic survey and drydock costs incurred in connection with obtaining regulatory certification to operate our rigs and well control systems on an ongoing basis, and we recognize such costs over the period until the next survey using the straight-line method.

Included in our contract drilling revenues, we recognize amortization associated with our drilling contract intangible assets and liabilities.  In connection with our business combination with GlobalSantaFe Corporation in November 2007, we recognized drilling contract intangible assets and liabilities for acquired drilling contracts for future contract drilling services.  The terms of the acquired contracts include fixed dayrates that were above or below the market dayrates that were available for similar contracts as of the date of the business combination.  We recognized the fair value adjustments as contract intangible assets and liabilities, recorded in other assets and other long-term liabilities, respectively.  We amortize the resulting contract drilling intangible revenues based on the cash flows projected over the respective contract period and include such revenues in contract drilling revenues on our consolidated statements of operations.  See Note 11—Goodwill and Other Intangibles.

Our other revenues represent those derived from customer reimbursable revenues.  We recognize customer reimbursable revenues as we bill our customers for reimbursement of costs associated with certain equipment, materials and supplies, subcontracted services, employee bonuses and other expenditures, resulting in little or no net effect on operating income since such recognition is concurrent with the recognition of the respective reimbursable costs in operating and maintenance expense.

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

- 72 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

We recognize share-based compensation expense in the same financial statement line item as cash compensation paid to the respective employees.  We recognize cash flows resulting from the tax deduction benefits for awards in excess of recognized compensation costs as financing cash flows.  In the years ended December 31, 2014, 2013 and 2012, share-based compensation expense was $98 million, $113 million and $97 million, respectively.  In the years ended December 31, 2014, 2013 and 2012, income tax benefit on share-based compensation expense was $15 million, $17 million and $12 million, respectively.  See Note 18—Share-Based Compensation Plans.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the years ended December 31, 2014, 2013 and 2012, we capitalized interest costs of $133 million, $78 million and $54 million, respectively, for our construction work in progress.

Foreign currency—We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize foreign currency exchange gains and losses in other, net.  In the years ended December 31, 2014, 2013 and 2012, we recognized net foreign currency exchange gains (losses) of $18 million, $(11) million and $(27) million, respectively.  See Note 13—Derivatives and Hedging.

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

We maintain restricted cash investments that are pledged for debt service, as required under certain bank credit agreements.  We classify such restricted cash investment balances in other current assets if the restriction is expected to expire within one year and in other assets if the restriction is expected to expire in greater than one year.  At December 31, 2014, the aggregate carrying amount of our restricted cash investments was $378 million, of which $114 million and $264 million was classified in other current assets and other assets, respectively.  At December 31, 2013, the aggregate carrying amount of our restricted cash investments was $624 million, of which $159 million and $465 million was classified in other current assets and other assets, respectively.  See Note 12—Debt.

Accounts receivable—We derive a majority of our revenues from services to international oil companies and government-owned or government-controlled oil companies.  We evaluate the credit quality of our customers on an ongoing basis, and we do not generally require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts on a case-by-case basis, considering changes in the financial position of a customer, when we believe the required payment of specific amounts owed to us is unlikely to occur.  At December 31, 2014 and 2013, the allowance for doubtful accounts was $14 million.

Materials and supplies—We record materials and supplies at their average cost less an allowance for obsolescence.  We estimate the allowance for obsolescence based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2014 and 2013, the allowance for obsolescence was $109 million and $80 million, respectively.

- 73 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  At December 31, 2014 and 2013, the aggregate carrying amount of our assets held for sale was $25 million and $148 million, respectively.  See Note 7—Discontinued Operations and Note 10—Drilling Fleet.

Property and equipment—The carrying amounts of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, are based on our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs.  These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations.  At December 31, 2014, the aggregate carrying amount of our property and equipment represented approximately 76 percent of our total assets.

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

The estimated original useful lives of our drilling units range from 18 to 35 years, our buildings and improvements range from 10 to 30 years and our machinery and equipment range from four to 20 years.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.

During the year ended December 31, 2013, we adjusted the useful lives for five rigs, extending the estimated useful lives from between 29 and 40 years to between 35 and 44 years.  During the year ended December 31, 2012, we adjusted the useful lives for three rigs, extending the estimated useful lives from between 29 and 30 years to between 35 and 38 years.  We deemed the life extensions appropriate for each of these rigs based on the respective contracts under which the rigs were operating and the additional life-extending work, upgrades and inspections we performed on the rigs.  In each of the years ended December 31, 2013 and 2012, the changes in estimated useful lives of these rigs resulted in a reduction in annual depreciation expense of $3 million ($0.01 per diluted share) and $27 million ($0.08 per diluted share), respectively, which had no tax effect for any period.

In December 31, 2014, we adjusted the salvage values of certain drilling units due to existing market conditions.  As a result of the adjustments, we expect depreciation expense to increase by approximately $120 million in the year ending December 31, 2015.

Long-lived asset impairment—We review the carrying amounts of long-lived assets, principally property and equipment, for potential impairment when events occur or circumstances change that indicate that the carrying amount of such assets may not be recoverable.

For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization of the asset group under review.  We consider our asset groups to be Ultra-Deepwater Floaters, Transocean Partners Ultra-Deepwater Floaters, Deepwater Floaters, Harsh Environment Floaters, Midwater Floaters and High-Specification Jackups.  When an impairment of one or more of our asset groups is indicated, we measure the impairment as the amount by which the asset group’s carrying amount exceeds its estimated fair value.  We measure the fair values of our contract drilling asset groups by applying a variety of valuation methods, incorporating a combination of cost, income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.

In the three months ended September 30, 2014, we determined that the carrying amount of the Deepwater Floater asset group exceeded its fair value, and we recognized a loss of $788 million ($693 million, or $1.91 per diluted share, net of tax) associated with the impairment of these long-lived assets.  If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.

Goodwill impairment—We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of a reporting unit may have declined below its carrying value.

We test goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We determined that we have a single reporting unit for this purpose.  Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether the two-step impairment test is required.  If, as the result of our qualitative assessment, we determine that the two-step impairment test is required, or, alternatively, if we elect to forgo the qualitative assessment, we test goodwill for impairment by comparing the carrying amount of the reporting unit, including goodwill, to the fair value of the reporting unit.

- 74 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

We estimate the fair value of our reporting unit using projected discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our reporting unit, which are based on estimated future dayrates and rig utilization, we consider key factors that include assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount the projected cash flows using a long-term, risk-adjusted weighted-average cost of capital, which is based on our estimate of the investment returns that market participants would require for each of our reporting units.  We derive publicly traded company multiples for companies with operations similar to our reporting units using observable information related to shares traded on stock exchanges and, when available, observable information related to recent acquisitions.  If the reporting unit’s carrying amount exceeds its fair value, we consider goodwill impaired and perform a second step to measure the amount of the impairment loss, if any.

In the year ended December 31, 2014, as a result of interim goodwill tests, we recognized an aggregate loss of $3.0 billion,  which had no tax effect, associated with the impairment of the remaining balance of our goodwill, of which $2.9 billion was attributable to controlling interest ($8.01 per diluted share) and $74 million was attributable to noncontrolling interest.

As a result of our annual goodwill impairment test in the years ended December 31, 2013 and 2012, we concluded that goodwill was not impaired.  During the year ended December 31, 2012, we conducted an interim test on the goodwill attributed to the standard jackup and swamp barge disposal group.  We determined that such goodwill was impaired and recognized a loss of $112 million ($0.31 per diluted share), which had no tax effect (see Note 7—Discontinued Operations).  As a result of our annual impairment test, performed as of October 1, 2011, we determined that the goodwill associated with our contract drilling services reporting unit was impaired due to a decline in projected cash flows and market valuations for this reporting unit.  In the three months ended March 31, 2012, we completed our analysis and recognized a loss of $118 million ($0.33 per diluted share), which had no tax effect, representing an incremental adjustment to our original estimate.  See Note 5—Impairments and Note 11—Goodwill and Other Intangible Assets.

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

We measure our actuarially determined obligations and related costs for our defined benefit pension and other postretirement benefit plans, retiree life insurance and medical benefits, by applying assumptions, including long-term rate of return on plan assets, discount rates, mortality rates, compensation increases, employee turnover rates and health care cost trend rates.  The two most critical assumptions are the long-term rate of return on plan assets and the discount rate.

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

- 75 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

At December 31, 2014 and 2013, our pension and other postretirement benefit plan obligations represented an aggregate liability of $521 million and $409 million, respectively, representing the amount of their net underfunded status.  In the years ended December 31, 2014, 2013 and 2012, net periodic benefit costs were $75 million, $132 million and $149 million, respectively.  See Note 14—Postemployment Benefit Plans.

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

Recently issued accounting standards

Presentation of financial statements—Effective January 1, 2015, we will adopt the accounting standards update that changes the criteria for reporting discontinued operations.  The update expands the disclosures for discontinued operations and requires new disclosures related to the disposal of individually significant components of an entity that do not qualify for discontinued operations.  The update is effective for interim and annual periods beginning on or after December 15, 2014 and does not apply to components that have been evaluated and reported as discontinued operations under previous guidance.  We do not expect that our adoption will have a material effect on our consolidated balance sheets or the disclosures contained in our notes to consolidated financial statements.

Effective with our annual report for the period ending December 31, 2016, we will adopt the accounting standards update that requires us to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.  The update is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter.  We do not expect that our adoption will have a material effect on the disclosures contained in our notes to consolidated financial statements.

Revenue from contracts with customers—Effective January 1, 2017, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update is effective for interim and annual periods beginning on or after December 15, 2016.  We are evaluating the requirements to determine the effect such requirements may have on our revenue recognition policies.

Note 4—Variable Interest Entities

Consolidated variable interest entities—The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):

	Years ended December 31,
	2014	2013
Assets	$1,257	$1,280
Liabilities	74	261
Net carrying amount	$1,183	$1,019

- 76 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

At December 31, 2013, the aggregate carrying amount of assets of our consolidated variable interest entities that were pledged as security for the outstanding debt of our consolidated variable interest entities was $768 million.  See Note 12—Debt.

Unconsolidated variable interest entities—We previously held two notes receivable, which represented a variable interest in Awilco Drilling plc (“Awilco”), a U.K. company listed on the Oslo Stock Exchange.  The notes receivable were originally accepted in exchange for, and were secured by, two drilling units.  The notes receivable had stated interest rates of nine percent and were payable in scheduled quarterly installments of principal and interest through maturity in January 2015.  At December 31, 2013, the aggregate carrying amount of the notes receivable was $93 million.  In April 2014, Awilco prepaid the notes, and we received aggregate cash proceeds of $98 million and recognized a gain of $7 million associated with the prepayment.

Note 5—Impairments

Goodwill—During the year ended December 31, 2014, we noted rapid and significant declines in the market value of our stock, oil and natural gas prices and the actual and projected declines in dayrates and utilization.  We identified these as indicators that the fair value of our goodwill could have fallen below its carrying amount.  As a result, we performed a goodwill impairment test as of September 30, 2014 and determined that the goodwill associated with our contract drilling services reporting unit was impaired.  In the three months ended September 30, 2014, we recognized a loss of $2.0 billion associated with the impairment of our goodwill, which had no tax effect, representing our best estimate.  We determined that, of the $2.0 billion estimated loss, $1.9 billion was attributable to controlling interest ($5.29 per diluted share) and $52 million was attributable to noncontrolling interest.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future oil and natural gas prices, projected demand for our services, rig availability and dayrates.

In the three months ended December 31, 2014, we completed the measurement of our goodwill impairment resulting from our interim test performed in the three months ended September 30, 2014, and we identified additional indicators that the remaining goodwill associated with our contract drilling services reporting unit may have again fallen below its carrying amount.  As a result of our valuations, we determined that the remaining balance of our goodwill was impaired.  In the three months ended December 31, 2014, we recognized a loss of $1.0 billion, which had no tax effect, associated with the impairment of our goodwill.  We determined that, of the $1.0 billion loss, $992 million was attributable to controlling interest ($2.75 per diluted share) and $22 million was attributable to noncontrolling interest.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future oil and natural gas prices, projected demand for our services, rig availability and dayrates.

As a result of our annual impairment test, performed as of October 1, 2013, we determined that our goodwill was not impaired.  During the year ended December 31, 2012, we completed the measurement of the impairment that resulted from our annual goodwill impairment test for our contract drilling services reporting unit, performed as of October 1, 2011.  In the year ended December 31, 2012, we recognized an incremental loss of $118 million ($0.33 per diluted share), which had no tax effect, as an adjustment to our original estimate.  We estimated the implied fair value of the goodwill by applying a variety of valuation methods, incorporating the cost, income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig utilization and dayrates.

- 77 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Assets held and used—During the year ended December 31, 2014, we identified indicators that our asset groups in our contract drilling services reporting unit may be impaired as a result of recent market developments, including recent low dayrate fixtures, partly caused by more technologically advanced drilling units competing with less capable drilling units, and projected declines in dayrates and utilization, particularly for the Deepwater Floater asset group.  We conducted testing for impairment, and as a result, we determined that the carrying amount of the Deepwater Floater asset group exceeded its fair value.  In the year ended December 31, 2014, we recognized a loss of $788 million ($693 million, or $1.91 per diluted share from continuing operations, net of tax) associated with the impairment of these long-lived assets.  We measured the fair value of the asset group by applying a combination of income, market and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rigs availability and dayrates.

In the year ended December 31, 2013, we recognized a loss of $17 million associated with the impairment of certain corporate assets.  We estimated the fair value of the assets using significant other observable inputs, representative of a Level 2 fair value measurement, including comparable market data for the corporate assets.

Assets held for sale—In the year ended December 31, 2014, we recognized an aggregate loss of $268 million ($221 million, or $0.60 per diluted share from continuing operations, net of tax), associated with the impairment of the Deepwater Floaters Discoverer Seven Seas, Sedco 709, Sedco 710 and Sovereign Explorer, the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100, GSF Arctic I, J.W. McLean, Sedco 601, Sedco 700, Sedco 703 and Sedneth 701 and the High-Specification Jackups GSF Magellan and GSF Monitor, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including, in the case of the High-Specification Jackups GSF Magellan and GSF Monitor, binding sale and purchase agreements for the drilling units and related equipment or, in the case of the Deepwater Floaters Sedco 710 and Sovereign Explorer and the Midwater Floaters GSF Arctic I, J.W. McLean, Sedco 601 and Sedco 700, indicative market values for the drilling units and related equipment to be sold for scrap value.

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

The change in the law did not affect existing deferred balances.  In the years ended December 31, 2014 and 2013, our annual effective tax rates were 18.7 percent and 20.1 percent, respectively.

The components of our provision (benefit) for income taxes were as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Current tax expense	$288	$267	$185
Deferred tax benefit	(142)	(9)	(133)
Income tax expense	$146	$258	$52

- 78 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following is a reconciliation of the differences between the income tax expense for our continuing operations computed at the Swiss holding company federal statutory rate of 7.83 percent and our reported provision for income taxes (in millions):

	Years ended December 31,
	2014	2013	2012
Income tax expense at the Swiss federal statutory rate	$(141)	$130	$68
Taxes on earnings subject to rates different than the Swiss federal statutory rate	88	185	141
Taxes on impairment loss subject to rates different than the Swiss federal statutory rate	174	5	5
Taxes on revaluation of Norwegian assets	69	—	—
Taxes on asset sales subject to rates different than the Swiss federal statutory rate	2	9	(1)
Taxes on litigation matters subject to rates different than the Swiss federal statutory rate	5	(33)	59
Changes in unrecognized tax benefits, net	(119)	(62)	(179)
Change in valuation allowance	93	37	1
Benefit from foreign tax credits	(23)	(18)	(38)
Taxes on asset acquisition costs at rates lower than the Swiss federal statutory rate	—	—	—
Other, net	(2)	5	(4)
Income tax expense	$146	$258	$52

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$315	$369
Tax credit carryforwards	14	21
Accrued payroll expenses not currently deductible	113	98
Deferred income	125	62
Loss contingencies	66	36
Professional fees	94	89
U.K. charter limitation	28	—
Other	28	28
Valuation allowance	(340)	(247)
Total deferred tax assets	443	456

Deferred tax liabilities
Depreciation and amortization	(483)	(650)
Other	(37)	(29)
Total deferred tax liabilities	(520)	(679)

Net deferred tax liabilities	$(77)	$(223)

At December 31, 2014 and 2013, our deferred tax assets include U.S. foreign tax credit carryforwards of $14 million and $21 million, respectively, which will expire between 2017 and 2024.  The deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2014, the tax effect of our Norwegian and Brazilian net operating losses, which do not expire, was $108 million and $40 million, respectively.  At December 31, 2013, the tax effect of our Norwegian and Brazilian net operating losses, which do not expire, was $161 million and $49 million, respectively.

The valuation allowance for our non-current deferred tax assets was as follows (in millions):

	December 31,
	2014	2013
Valuation allowance for non-current deferred tax assets	$340	$247

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

- 79 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

We consider the earnings of certain of our subsidiaries to be indefinitely reinvested.  As such, we have not provided for taxes on these unremitted earnings.  Should we make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable to various jurisdictions.  At December 31, 2014, the amount of indefinitely reinvested earnings was approximately $2.4 billion.  If all of these indefinitely reinvested earnings were distributed, we would be subject to estimated taxes of $200 million to $250 million.

Unrecognized tax benefits—The changes to our liabilities related to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Balance, beginning of period	$326	$382	$515
Additions for current year tax positions	25	24	58
Additions for prior year tax positions	3	10	25
Reductions for prior year tax positions	(19)	(72)	(24)
Settlements	(47)	(6)	(120)
Reductions related to statute of limitation expirations	(23)	(12)	(72)
Balance, end of period	$265	$326	$382

The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2014	2013
Unrecognized tax benefits, excluding interest and penalties	$265	$326
Interest and penalties	120	176
Unrecognized tax benefits, including interest and penalties	$385	$502

In the years ended December 31, 2014, 2013 and 2012, we recognized interest and penalties of $57 million, $23 million and $56 million, respectively, associated with our unrecognized tax benefits and recorded as a component of income tax expense.  As of December 31, 2014, if recognized, $385 million of our unrecognized tax benefits, including interest and penalties, would favorably impact our effective tax rate.

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

Our tax returns in the major jurisdictions in which we operate, other than the U.S., Norway and Brazil, which are mentioned below, are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in two major jurisdictions for up to 20 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the timing or the outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated statement of cash flows.

U.S. tax investigations—In the year ended December 31, 2014, we received an assessment from the U.S. tax authorities related to our 2010 and 2011 U.S. federal income tax returns.  The significant issue raised in the assessment relates to transfer pricing for certain charters of drilling rigs between our subsidiaries.  This issue, if successfully challenged, would result in net adjustments of approximately $290 million of additional taxes, excluding interest and penalties.  An unfavorable outcome on these adjustments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2011 could increase substantially, and could have a material adverse effect on our consolidated results of operations or cash flows.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims to the contrary.

- 80 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  The authorities issued tax assessments as follows: (a) NOK 684 million, equivalent to approximately $92 million, plus interest, related to the migration of our subsidiary that was previously subject to tax in Norway, (b) NOK 412 million, equivalent to approximately $55 million, plus interest, related to a 2001 dividend payment and (c) NOK 43 million, equivalent to approximately $6 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  In November 2012, the Norwegian district court in Oslo heard the civil tax case regarding the disputed tax assessment of NOK 684 million related to the migration of our subsidiary.  On March 1, 2013, the Norwegian district court in Oslo overturned the initial civil tax assessment and ruled in our favor, and the tax authorities filed an appeal.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment of NOK 412 million, equivalent to approximately $55 million, but waived all penalties and interest.  On September 12, 2014, we filed an appeal.  We intend to take all other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.

In October 2011, we provided a parent company guarantee in the amount of NOK 699 million, equivalent to approximately $94 million, with respect to one of the tax disputes.  In September 2014, the Norwegian tax authorities formally abandoned part of the claim by issuing a revised writ, and we reduced our parent guarantee to NOK 35 million, equivalent to approximately $5 million.  In October 2014, the Norwegian tax authorities formally dismissed all remaining claims related to the migration of our subsidiary that was previously subject to tax in Norway.  As a result, we terminated the parent company guarantee of NOK 35 million, equivalent to approximately $5 million

In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of NOK 1.8 billion, equivalent to approximately $242 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  The criminal trial commenced in December 2012.  In May 2013, the Norwegian authorities dropped the financial claim of NOK 1.8 billion against one of our subsidiaries and the criminal case related to the migration case of another subsidiary.  The criminal trial proceedings ended in September 2013.  The Norwegian authorities subsequently suggested, if we were found guilty, that the court assess criminal penalties of NOK 230 million, equivalent to approximately $31 million, against three of our subsidiaries in addition to any civil tax penalties and the financial claim.

On July 2, 2014, the Norwegian district court in Oslo acquitted our three subsidiaries, two external tax attorneys and an external tax advisor of all criminal charges related to the disclosures in our Norwegian tax returns for the years 1999 through 2002 and statutory financial statements for the years ended December 31, 1996 through 2001.  On July 16, 2014, the Norwegian authorities dropped the financial claim of NOK 1.8 billion, equivalent to approximately $242 million, against two of our subsidiaries, fully closing this matter, and on the same date, filed an appeal with respect to the following charges: (a) disclosures in our Norwegian tax returns related to a dividend payment in 2001, (b) disclosures in our Norwegian tax returns related to an intercompany rig sale in 1999 and (c) certain inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 713 million, equivalent to approximately $269 million, including a 75 percent penalty and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  On May 19, 2014, with respect to our Brazilian income tax returns for the years 2009 and 2010, the Brazilian tax authorities issued an aggregate tax assessment of BRL 124 million, equivalent to approximately $47 million, including a 75 percent penalty and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other tax matters—We conduct operations through our various subsidiaries in a number of countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions, employee contribution requirements and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

- 81 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 7—Discontinued Operations

Summarized results of discontinued operations

The summarized results of operations included in income from discontinued operations were as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Operating revenues	$166	$1,031	$1,306
Operating and maintenance expense	(162)	(1,022)	(1,236)
Depreciation and amortization expense	—	—	(184)
Loss on impairment of assets in discontinued operations	—	(14)	(1,008)
Gain (loss) on disposal of assets in discontinued operations, net	(10)	54	82
Income (loss) from discontinued operations before income tax expense	(6)	49	(1,040)
Income tax expense	(14)	(40)	(3)
Income (loss) from discontinued operations, net of tax	$(20)	$9	$(1,043)

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

At December 31, 2012, we had seven standard jackups, including D.R. Stewart, GSF Adriatic VIII, GSF Rig 127, GSF Rig 134, Interocean III, Trident IV-A and Trident VI, along with related equipment, which we reclassified to assets held for sale with an aggregate carrying amount of $112 million, including $8 million in materials and supplies.  In the year ended December 31, 2013, we completed the sales of these standard jackups and related equipment.

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

- 82 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Under the operating agreements, we agreed to continue to operate these standard jackups on behalf of Shelf Drilling for periods ranging from nine months to 27 months, until expiration or novation of the underlying drilling contracts by Shelf Drilling, and under a transition services agreement, we agreed to provide certain transition services for a period of up to 18 months following the completion of the sale transactions.  As of December 31, 2014, we operated one standard jackup under  an operating agreement with Shelf Drilling.  Until the expiration or novation of such drilling contracts, we retain possession of the materials and supplies associated with the standard jackups that we operate under the operating agreements.  In the year ended December 31, 2014, we received cash proceeds of $25 million associated with the sale of equipment and materials and supplies to Shelf Drilling upon expiration of novation of the drilling contracts.  In the years ended December 31, 2013 and 2012, we received cash proceeds of $64 million and $30 million and recognized aggregate gains of $11 million ($0.03 per diluted share), which had no tax effect, and $8 million (net loss of $5 million or $0.01 per diluted share, net of tax), respectively, associated with the sale of equipment and materials and supplies to Shelf Drilling upon expiration of novation of the drilling contracts.  At December 31, 2014 and 2013, the materials and supplies associated with the drilling units that we operated under operating agreements with Shelf Drilling had an aggregate carrying amount of $2 million and $18 million, respectively.

For a period of up to three years following the closing of the sale transactions, we have agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.  At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At December 31, 2014 and 2013, we had $91 million and $104 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 15—Commitments and Contingencies.

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

- 83 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

In the years ended December 31, 2014, 2013, and 2012, we recognized an aggregate net gain of $2 million, an aggregate net loss of $1 million and an aggregate net loss of $9 million, respectively, associated with the disposal of assets unrelated to dispositions of rigs.

Drilling management services

Overview—In February 2014, in connection with our efforts to discontinue non-strategic operations, we completed the sale of ADTI, which performs drilling management services in the North Sea.  As a result of the sale, we reclassified the results of operations of our drilling management services operating segment to discontinued operations for all periods presented.  At December 31, 2013, the aggregate carrying amount of assets of the drilling management services operating segment was $6 million.

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

During the year ended December 31, 2012, we determined that the customer relationships intangible asset and the trade name intangible asset associated with the U.S. operations of our drilling management services reporting unit was impaired due to the declining market outlook for these services in the shallow waters of the U.S. Gulf of Mexico as well as the increasingly difficult regulatory environment for obtaining drilling permits and the diminishing demand for our drilling management services.  We estimated the fair value of the customer relationships intangible asset using the multiperiod excess earnings method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for our services, rig utilization and dayrates.  We estimated the fair value of the trade name intangible asset using the relief from royalty method, a valuation methodology that applies the income approach.  We estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the drilling management services reporting unit, such as future commodity prices, projected demand for drilling management services, rig utilization and dayrates.  In the year ended December 31, 2012, as a result of our valuations, we determined that the carrying amounts of these intangible assets exceeded their respective fair values, and we recognized losses of $31 million ($20 million or $0.06 per diluted share, net of tax) and $39 million ($25 million or $0.07 per diluted share, net of tax) associated with the impairment of the customer relationships intangible asset and the trade name intangible asset, respectively.

Disposition—In the year ended December 31, 2014, we received net cash proceeds of $10 million and recognized a net loss of $12 million ($0.03 per diluted share), which had no tax effect, associated with the sale of the drilling management services business.  We provided a limited guarantee in favor of one customer through completion of its drilling project, which was completed during the three months ended September 30, 2014.  We also agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  We earn interest on the outstanding borrowings at a fixed rate of 8.3 percent per annum, payable quarterly.  At December 31, 2014, ADTI had borrowings of $15 million outstanding under the working capital line of credit, recorded in other assets.

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

Impairments—In the years ended December 31, 2012, we recognized losses of $11 million ($10 million or $0.02 per diluted share, net of tax), associated with the impairment of our oil and gas properties, which were classified as assets held for sale at the time of impairment, since the carrying amount of the properties exceeded the estimated fair value less costs to sell the properties.

- 84 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Dispositions—During the year ended December 31, 2012, we completed the sales of the assets of Challenger Minerals Inc. and Challenger Minerals (Ghana) Limited for aggregate net cash proceeds of $13 million, which had no tax effect.  During the year ended December 31, 2011, we completed the sale of Challenger Minerals (North Sea) Limited for aggregate net cash proceeds of $24 million, and in May 2012, we received additional cash proceeds of $10 million.  In the year ended December 31, 2012, we recognized an aggregate net gain of $9 million ($0.02 per diluted share), which had no tax effect, associated with the completion of these sales.

Note 8—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Years ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$(1,893)	$(1,893)	$1,398	$1,398	$824	$824
Undistributed earnings allocable to participating securities	—	—	(12)	(12)	—	—
Income (loss) from continuing operations available to shareholders	$(1,893)	$(1,893)	$1,386	$1,386	$824	$824

Denominator for earnings (loss) per share
Weighted-average shares outstanding	362	362	360	360	356	356
Effect of stock options and other share-based awards	—	—	—	—	—	—
Weighted-average shares for per share calculation	362	362	360	360	356	356

Per share earnings (loss) from continuing operations	$(5.23)	$(5.23)	$3.85	$3.85	$2.32	$2.32

For the years ended December 31, 2014, 2013 and 2012, we excluded 2.5 million, 1.4 million and 2.4 million share-based awards, respectively, from the calculation since the effect would have been anti-dilutive.

Note 9—Other Comprehensive Income (Loss)

The allocation of other comprehensive income (loss) attributable to controlling interest and to noncontrolling interest, including our redeemable noncontrolling interest, was as follows (in millions):

	Years ended December 31,
	2014			2013			2012
	Controlling interest	Non-controlling interest (a)	Total	Controlling interest	Non-controlling interest (a)	Total	Controlling interest	Non-controlling interest (a)	Total
Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	$(170)	$—	$(170)	$198	$—	$198	$(52)	$—	$(52)
Gain (loss) on derivative instruments	—	—	—	(5)	—	(5)	6	(3)	3
Reclassifications to net income
Components of net periodic benefit costs	17	—	17	49	—	49	47	—	47
(Gain) loss on derivative instruments	(2)	—	(2)	15	3	18	(4)	3	(1)
Loss on marketable securities	—	—	—	—	—	—	2	—	2

Other comprehensive income (loss) before income taxes	(155)	—	(155)	257	3	260	(1)	—	(1)
Income taxes related to other comprehensive income (loss)	13	—	13	2	—	2	(7)	—	(7)
Other comprehensive income (loss), net of income tax	$(142)	$—	$(142)	$259	$3	$262	$(8)	$—	$(8)
______________________________
(a)	Includes amounts attributable to noncontrolling interest and redeemable noncontrolling interest.

- 85 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 10—Drilling Fleet

Construction work in progress—For each of the three years ended December 31, 2014, the changes in our construction work in progress, including capital expenditures and other capital additions, such as capitalized interest, were as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Construction work in progress, at beginning of period	$2,710	$2,010	$1,391

Newbuild construction program
Transocean Honor (a) (b)	—	—	35
Transocean Siam Driller (a) (c)	—	74	39
Transocean Andaman (a) (c)	—	82	38
Transocean Ao Thai (a) (c)	—	90	72
Deepwater Invictus (a) (d)	492	65	40
Deepwater Asgard (a) (d)	291	309	46
Deepwater Thalassa (e)	82	154	139
Deepwater Proteus (e)	64	146	128
Deepwater Conqueror (f)	118	108	—
Deepwater Pontus (e)	169	65	76
Deepwater Poseidon (e)	140	66	76
Transocean Cassiopeia (g)	5	44	—
Transocean Centaurus (g)	4	44	—
Transocean Cepheus (g)	4	44	—
Transocean Cetus (g)	4	44	—
Ultra-Deepwater drillship TBN1 (h)	32	—	—
Transocean Circinus (g)	4	44	—
Ultra-Deepwater drillship TBN2 (h)	27	—	—
Other construction projects and capital additions	729	859	614
Total capital expenditures	2,165	2,238	1,303
Changes in accrued capital expenditures	(43)	44	61
Impairment of certain corporate assets under construction	—	(17)	—

Property and equipment placed into service
Transocean Honor (a) (b)	—	—	(262)
Transocean Siam Driller (a) (c)	—	(236)	—
Transocean Andaman (a) (c)	—	(242)	—
Transocean Ao Thai (a) (c)	—	(242)	—
Deepwater Invictus (a) (d)	(736)	—	—
Deepwater Asgard (a) (d)	(786)	—	—
Other property and equipment	(859)	(845)	(483)
Construction work in progress, at end of period	$2,451	$2,710	$2,010
______________________________
(a)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project had been completed as of December 31, 2014.

(b)
The High-Specification Jackup Transocean Honor, owned through our 70 percent interest in TDSOI, commenced operations in May 2012.  The costs presented above represent 100 percent of TDSOI’s expenditures in the construction of Transocean Honor.

(c)	The High-Specification Jackups Transocean Siam Driller, Transocean Andaman and Transocean Ao Thai commenced operations in March 2013, May 2013 and October 2013, respectively.

(d)
The Ultra-Deepwater drillships Deepwater Invictus and Deepwater Asgard, commenced operations in July 2014 and August 2014, respectively.  The total carrying amount included capitalized costs of $272 million, representing the estimated fair value of construction in progress acquired in connection with our acquisition of Aker Drilling ASA in October 2011.

(e)
Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra-Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the third quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively.

(f)
Deepwater Conqueror, a newbuild Ultra-Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.

(g)
Transocean Cassiopeia, Transocean Centaurus, Transocean Cepheus, Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild High-Specification Jackups under construction at Keppel FELS’ shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the third quarter of 2016, the first quarter of 2017, the third quarter of 2017, the first quarter of 2018 and the third quarter of 2018, respectively.  These delivery expectations reflect our decision to delay delivery in consideration of existing market conditions.

(h)
Our two unnamed dynamically positioned Ultra-Deepwater drillships under construction at the Jurong Shipyard PTE Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2017 and the first quarter of 2018, respectively.

- 86 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Dispositions—During the year ended December 31, 2014, we completed the sale of the Deepwater Floater Sedco 709, the Midwater Floater Sedco 703 and the High-Specification Jackups GSF Magellan and GSF Monitor, along with related equipment.  In the year ended December 31, 2014, in connection with the disposal of these assets, we received aggregate net cash proceeds of $185 million, and recognized an aggregate net loss of $1 million.  In the year ended December 31, 2014, we received cash proceeds of $37 million, and recognized an aggregate net loss of $25 million, associated with the disposal of assets unrelated to rig sales.

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

At December 31, 2014, in addition to the remaining assets of our discontinued operations, our assets held for sale included the Deepwater Floaters Discoverer Seven Seas, Sedco 710 and Sovereign Explorer and the Midwater Floaters Sedneth 701, C. Kirk Rhein, Jr., Falcon 100, GSF Arctic I, J.W. McLean, Sedco 601 and Sedco 700, along with related equipment, with an aggregate carrying amount of $23 million.  At December 31, 2013, in addition to the remaining assets of our discontinued operations, our assets held for sale included Sedco 709, C. Kirk Rhein, Jr., Falcon 100, Sedco 703 and GSF Monitor, along with related equipment, with an aggregate carrying amount of $129 million.

See Note 5—Impairments.

Note 11—Goodwill and Other Intangibles

Goodwill—The gross carrying amounts of goodwill and accumulated impairment associated with our contract drilling services reporting unit were as follows (in millions):

	Year ended December 31, 2014			Year ended December 31, 2013
	Gross carrying amount	Accumulated impairment	Net carrying amount	Gross carrying amount	Accumulated impairment	Net carrying amount
Balance, beginning of period	$10,799	$(7,812)	$2,987	$10,799	$(7,812)	$2,987
Impairment associated with continuing operations	—	(2,987)	(2,987)	—	—	—
Balance, end of period	$10,799	$(10,799)	$—	$10,799	$(7,812)	$2,987

Definite-lived intangible liabilities—The gross carrying amounts of our drilling contract intangibles which we consider to be definite-lived intangible liabilities, and accumulated amortization were as follows (in millions):

	Year ended December 31, 2014			Year ended December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Drilling contract intangible liabilities
Balance, beginning of period	$1,410	$(1,366)	$44	$1,410	$(1,351)	$59
Amortization	—	(15)	(15)	—	(15)	(15)
Balance, end of period	$1,410	$(1,381)	$29	$1,410	$(1,366)	$44

At December 31, 2014, the estimated future amortization of our drilling contract intangible liabilities was as follows (in millions):

Drilling contract intangible liabilities
Years ending December 31,
2015	$15
2016	14
Total intangible liabilities	$29

- 87 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 12—Debt

Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):

	December 31, 2014	December 31, 2013
4.95% Senior Notes due November 2015 (a)	$898	$1,113
5.05% Senior Notes due December 2016 (a)	999	999
2.5% Senior Notes due October 2017 (a)	748	748
ADDCL Credit Facilities due December 2017	—	163
Eksportfinans Loans due January 2018	369	591
6.00% Senior Notes due March 2018 (a)	1,001	998
7.375% Senior Notes due April 2018 (a)	247	247
6.50% Senior Notes due November 2020 (a)	911	900
6.375% Senior Notes due December 2021 (a)	1,199	1,199
3.8% Senior Notes due October 2022 (a)	745	745
7.45% Notes due April 2027 (a)	97	97
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	309	311
Capital lease contract due August 2029	615	637
7.5% Notes due April 2031 (a)	598	598
6.80% Senior Notes due March 2038 (a)	999	999
7.35% Senior Notes due December 2041 (a)	300	300
Total debt	10,092	10,702
Less debt due within one year
4.95% Senior Notes due November 2015 (a)	898	—
ADDCL Credit Facilities due December 2017	—	163
Eksportfinans Loans due January 2018	114	140
Capital lease contract due August 2029	21	20
Total debt due within one year	1,033	323
Total long-term debt	$9,059	$10,379
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

Scheduled maturities—At December 31, 2014, the scheduled maturities of our debt were as follows (in millions):

Consolidated total
Years ending December 31,
2015	$1,028
2016	1,139
2017	892
2018	1,305
2019	32
Thereafter	5,686
Total debt, excluding unamortized discounts, premiums and fair value adjustments	10,082
Total unamortized discounts, premiums and fair value adjustments, net	10
Total debt	$10,092

- 88 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

We may borrow under the New Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “New Five-Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five-Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the New Five-Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At December 31, 2014, based on our Debt Rating on that date, the New Five-Year Revolving Credit Facility Margin was 1.5 percent and the facility fee was 0.225 percent.  At December 31, 2014, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the New Five-Year Revolving Credit Facility.

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

Former Three-Year Secured Revolving Credit Facility—We had a $900 million three-year secured revolving credit facility, established under a bank credit agreement dated October 25, 2012, that was scheduled to expire on October 25, 2015 (the “Former Three-Year Secured Revolving Credit Facility”).  Borrowings under the Former Three-Year Secured Revolving Credit Facility were secured by the Ultra-Deepwater Floaters Deepwater Champion, Discoverer Americas and Discoverer Inspiration.  At December 31, 2013, the aggregate carrying amount of Deepwater Champion, Discoverer Americas and Discoverer Inspiration was $2.2 billion.  In June 2014, we terminated the Former Three-Year Secured Revolving Credit Facility and the related security agreements.  No borrowings were outstanding under the Former Three-Year Secured Revolving Credit Facility at the time of its termination.  In the year ended December 31, 2014, we recognized a loss of $4 million associated with the early termination of the Former Three-Year Secured Revolving Credit Facility.

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

On February 15, 2013, we repaid the outstanding $250 million aggregate principal amount of the 5% Notes as of the stated maturity date.  At December 31, 2014, the aggregate outstanding principal amount of the 7% Notes was $300 million.

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

On March 15, 2013, we repaid the outstanding $500 million aggregate principal amount of the 5.25% Senior Notes as of the stated maturity date.  At December 31, 2014, the aggregate outstanding principal amount of the 6.00% Senior Notes and the 6.80% Senior Notes was $1.0 billion each.

TPDI Credit Facilities—Through Transocean Pacific Drilling Inc. (“TPDI”), our wholly owned subsidiary, we had a $1.265 billion secured credit facility, comprised of a $1.0 billion senior term loan, a $190 million junior term loan and a $75 million revolving credit facility, established under a bank credit agreement dated October 28, 2008, that was scheduled to expire in March 2015 (the “TPDI Credit Facilities”).  One of our subsidiaries participated in the senior and junior term loans with an aggregate commitment of $595 million.

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

- 89 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

4.95% Senior Notes and 6.50% Senior Notes— In September 2010, we issued $1.1 billion aggregate principal amount of 4.95% Senior Notes due November 2015 (the “4.95% Senior Notes”) and $900 million aggregate principal amount of 6.50% Senior Notes due November 2020 (the “6.50% Senior Notes,” and together with the 4.95% Senior Notes, the “2010 Senior Notes”).  We are required to pay interest on the 2010 Senior Notes on May 15 and November 15 of each year, beginning November 15, 2010.  We may redeem some or all of the 2010 Senior Notes at any time at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, and a make-whole premium.  The indenture pursuant to which the 2010 Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.

On November 17, 2014, we redeemed an aggregate principal amount of $207 million of the outstanding 4.95% Senior Notes with an aggregate payment of $216 million and we recognized a loss of $9 million associated with the partial redemption.  At December 31, 2014, the aggregate outstanding principal amount of the 4.95% Senior Notes and the 6.50% Senior Notes was $893 million and $900 million, respectively.

5.05% Senior Notes, 6.375% Senior Notes and 7.35% Senior Notes—In December 2011, we issued $1.0 billion aggregate principal amount of 5.05% Senior Notes due December 2016 (the “5.05% Senior Notes”), $1.2 billion aggregate principal amount of 6.375% Senior Notes due December 2021 (the “6.375% Senior Notes”) and $300 million aggregate principal amount of 7.35% Senior Notes due December 2041 (the “7.35% Senior Notes,” and collectively with the 5.05% Senior Notes and the 6.375% Senior Notes, the “2011 Senior Notes”).  The interest rates for the notes are subject to adjustment from time to time upon a change to our Debt Rating.  The indenture pursuant to which the 2011 Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  We may redeem some or all of the 2011 Senior Notes at any time at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, and a make-whole premium.  At December 31, 2014, the aggregate outstanding principal amount of the 5.05% Senior Notes, the 6.375% Senior Notes and the 7.35% Senior Notes was $1.0 billion, $1.2 billion and $300 million, respectively.

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

2.5% Senior Notes and 3.8% Senior Notes—In September 2012, we issued $750 million aggregate principal amount of 2.5% Senior Notes due October 2017 (the “2.5% Senior Notes”) and $750 million aggregate principal amount of 3.8% Senior Notes due October 2022 (the “3.8% Senior Notes,” and together with the 2.5% Senior Notes, the “2012 Senior Notes”).  The interest rates for the notes are subject to adjustment from time to time upon a change to our Debt Rating.  The indenture pursuant to which the 2012 Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  We may redeem some or all of the 2012 Senior Notes at any time prior to maturity at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, together with a make-whole premium unless, in the case of the 3.8% Senior Notes, such redemption occurs on or after July 15, 2022, in which case no such make-whole premium will apply.  At December 31, 2014, the aggregate outstanding principal amount of the 2.5% Senior Notes and the 3.8% Senior Notes was $750 million each.

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

- 90 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

ADDCL was required to maintain certain cash balances in restricted accounts for the payment of the scheduled installments on the ADDCL Credit Facilities.  At December 31, 2013, ADDCL had restricted cash investments of $20 million.  The restricted cash investments were released as a result of our repayment of borrowings under the ADDCL Credit Facilities.

Eksportfinans Loans—We have borrowings under the Loan Agreement dated September 12, 2008 (“Eksportfinans Loan A”) and under the Loan Agreement dated November 18, 2008 (“Eksportfinans Loan B,” and together with Eksportfinans Loan A, the “Eksportfinans Loans”).  The Eksportfinans Loans bear interest at a fixed rate of 4.15 percent and require semi-annual installments of principal and interest through September 2017 and January 2018 for Eksportfinans Loan A and Eksportfinans Loan B, respectively.  At December 31, 2014 and 2013, the aggregate principal amount outstanding under the Eksportfinans Loans was NOK 2.8 billion and NOK 3.6 billion, equivalent to approximately $370 million and $594 million, respectively.

The Eksportfinans Loans require collateral to be held by a financial institution through expiration (the “Eksportfinans Restricted Cash Investments”).  The Eksportfinans Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi-annual installments that correspond with those of the Eksportfinans Loans.  At December 31, 2014 and 2013, the aggregate principal amount of the Eksportfinans Restricted Cash Investments was NOK 2.8 billion and NOK 3.6 billion, equivalent to approximately $370 million and $594 million, respectively.

7.375% Senior Notes—In March 2002, we issued $247 million principal amount of our 7.375% Senior Notes due April 2018 (the “7.375% Senior Notes”).  The indenture pursuant to which the 7.375% Senior Notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At December 31, 2014, the aggregate outstanding principal amount of the 7.375% Senior Notes was $246 million.

TPDI Notes—We previously issued promissory notes (the “TPDI Notes”), which were payable to our former partner and TPDI’s former other shareholder with maturities through October 2019.  On May 31, 2012, we extinguished the aggregate principal amount of $148 million and accrued and unpaid interest of $16 million associated with the TPDI Notes with a corresponding adjustment to additional paid-in capital.  See Note 16—Noncontrolling Interest.

7.45% Notes and 8% Debentures—In April 1997, a predecessor of Transocean Inc. issued $100 million aggregate principal amount of 7.45% Notes due April 2027 (the “7.45% Notes”) and $200 million aggregate principal amount of 8% Debentures due April 2027 (the “8% Debentures”).  The indenture pursuant to which the 7.45% Notes and the 8% Debentures were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  The 7.45% Notes and the 8% Debentures are redeemable at any time at our option subject to a make-whole premium.  At December 31, 2014, the aggregate outstanding principal amount of the 7.45% Notes and the 8% Debentures was $100 million and $57 million, respectively.

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

7.5% Notes—In April 2001, we issued $600 million aggregate principal amount of 7.5% Notes due April 2031 (the “7.5% Notes”).  The indenture pursuant to which the notes were issued contains restrictions on creating liens, engaging in sale/leaseback transactions and engaging in merger, consolidation or reorganization transactions.  At December 31, 2014, the aggregate outstanding principal amount of the 7.5% Notes was $600 million.

1.50% Series C Convertible Senior Notes—In December 2007, we issued $2.2 billion aggregate principal amount of the 1.50% Series C Convertible Senior Notes due December 2037 (the “Convertible Senior Notes”).  On December 14, 2012, holders of the Series C Convertible Senior Notes had the option to require us to repurchase all or any part of such holders’ notes.  As a result of certain holders exercising the options, we were required to repurchase an aggregate principal amount of $1.7 billion of the Series C Convertible Senior Notes for an aggregate cash payment of $1.7 billion.  In February 2013, we redeemed the remaining $62 million aggregate principal amount of the Series C Convertible Senior Notes for an aggregate cash payment of $62 million.

In the year ended December 31, 2013, interest expense for our Convertible Senior Notes, excluding amortization of debt issue costs, was less than $1 million.  In the year ended December 31, 2012, interest expense for our Convertible Senior Notes, excluding amortization of debt issue costs, was $84 million.

- 91 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 13—Derivatives and Hedging

Derivatives designated as hedging instruments—During the year ended December 31, 2014, we entered into interest rate swaps, which are designated and qualify as a fair value hedge, to reduce our exposure to changes in the fair value of the 6.0% Senior Notes due March 2018 and the 6.5% Senior Notes due November 2020.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We have determined that the hedging relationships qualify for, and we have applied, the shortcut method of accounting under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset the changes in the fair value of the hedged fixed-rate notes.

We had interest rate swaps, which were designated and qualified as fair value hedges, to reduce our exposure to changes in the fair values of the 5% Notes due February 2013, the 5.25% Senior Notes due March 2013 and the 4.95% Senior Notes due November 2015.  In February and March 2013, the interest rate swaps designated as hedges of the 5% Notes and the 5.25% Senior Notes, respectively, expired.  In June 2012, we terminated the interest rate swaps designated as hedges of the 4.95% Senior Notes due November 2015 and, in the year ended December 31, 2012, we received an aggregate net cash payment of $23 million.

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

At December 31, 2014, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average rates):

	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount	Fixed or variable rate	Weighted average rate
Interest rate swaps, fair value hedge	$1,500	Variable	4.66%	$1,500	Fixed	6.25%

The effect on our consolidated statements of operations resulting from changes in the fair values of derivatives designated as cash flow hedges was as follows (in millions):

		Years ended December 31,
	Statement of operations classification	2014	2013	2012
Loss associated with effective portion	Interest expense, net of amounts capitalized	$—	$(4)	$(5)
Gain associated with effective portion	Other, net	—	—	6
Loss associated with terminations	Other, net	—	(14)	—

The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, were as follows (in millions):

		December 31,
	Balance sheet classification	2014	2013
Interest rate swaps, fair value hedges	Other current assets	$4	$—
Interest rate swaps, fair value hedges	Other assets	11	—

- 92 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

In June 2014, we committed to freeze benefits of our qualified defined benefit pension plan in the U.S., which covers substantially all U.S. employees, and one of our unfunded supplemental benefit plans.  In September and December 2014, we recognized settlement and curtailment charges for two of our unfunded defined benefit plans in Nigeria and Egypt associated with certain employee terminations.

In October 2014, the Society of Actuaries released new actuarial tables for applying mortality rate assumptions to measure the obligations for qualified defined benefit pension plans.  We have applied the new actuarial tables in connection with measuring the funded status of our pension plans as of December 31, 2014, and such application resulted in an increase of $121 million to our measured liability.

Assumptions—We estimated our benefit obligations using the following weighted-average assumptions:

	December 31, 2014			December 31, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	U.S. Plans	Non-U.S. Plans	OPEB Plans
Discount rate	4.15%	3.13%	3.86%	5.01%	4.92%	4.54%
Compensation trend rate	3.82%	3.72%	n/a	4.24%	4.57%	n/a

We estimated our net periodic benefit costs using the following weighted-average assumptions:

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	U.S. Plans	Non-U.S. Plans	OPEB Plans	U.S. Plans	Non-U.S. Plans	OPEB Plans	U.S. Plans	Non-U.S. Plans	OPEB Plans
Discount rate	5.04%	4.41%	4.54%	4.19%	5.13%	3.39%	4.67%	5.43%	4.27%
Expected rate of return	7.18%	6.07%	n/a	7.48%	5.79%	n/a	7.47%	6.07%	n/a
Compensation trend rate	4.13%	4.25%	n/a	4.22%	4.21%	n/a	4.22%	4.61%	n/a
Health care cost trend rate
-initial	n/a	n/a	7.81%	n/a	n/a	8.07%	n/a	n/a	8.08%
-ultimate	n/a	n/a	5.00%	n/a	n/a	5.00%	n/a	n/a	5.00%
-ultimate year	n/a	n/a	2020	n/a	n/a	2020	n/a	n/a	2019
______________________________
“n/a” means not applicable.

- 93 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Funded status—The changes in projected benefit obligation, plan assets and funded status and the amounts recognized on our consolidated balance sheets were as follows (in millions):

	Year ended December 31, 2014				Year ended December 31, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,380	$573	$53	$2,006	$1,452	$499	$58	$2,009
Actuarial (gains) losses, net	343	103	5	451	(147)	55	(7)	(99)
Service cost	39	29	1	69	55	27	1	83
Interest cost	64	27	2	93	63	25	2	90
Currency exchange rate changes	—	(57)	—	(57)	—	(11)	—	(11)
Benefits paid	(48)	(48)	(4)	(100)	(45)	(28)	(3)	(76)
Participant contributions	—	1	2	3	—	2	2	4
Special termination benefits	1	—	—	1	1	—	—	1
Settlements and curtailments	(187)	1	—	(186)	1	4	—	5
Projected benefit obligation, end of period	1,592	629	59	2,280	1,380	573	53	2,006

Change in plan assets
Fair value of plan assets, beginning of period	1,116	481	—	1,597	948	422	—	1,370
Actual return on plan assets	160	37	—	197	149	45	—	194
Currency exchange rate changes	—	(39)	—	(39)	—	(10)	—	(10)
Employer contributions	43	56	2	101	64	50	1	115
Participant contributions	—	1	2	3	—	2	2	4
Benefits paid	(48)	(48)	(4)	(100)	(45)	(28)	(3)	(76)
Fair value of plan assets, end of period	1,271	488	—	1,759	1,116	481	—	1,597

Funded status, end of period	$(321)	$(141)	$(59)	$(521)	$(264)	$(92)	$(53)	$(409)

Balance sheet classification, end of period:
Pension asset, non-current	$—	$—	$—	$—	$—	$8	$—	$8
Accrued pension liability, current	(3)	—	(4)	(7)	(2)	(23)	(4)	(29)
Accrued pension liability, non-current	(318)	(141)	(55)	(514)	(262)	(77)	(49)	(388)
Accumulated other comprehensive income (loss) (a)	(261)	(199)	(4)	(464)	(198)	(114)	1	(311)
______________________________
(a)	Amounts are before income tax effect.

The aggregate projected benefit obligation and fair value of plan assets for plans with a projected benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2014				December 31, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Projected benefit obligation	$1,592	$629	$59	$2,280	$1,380	$573	$53	$2,006
Fair value of plan assets	1,271	488	—	1,759	1,116	481	—	1,597

The accumulated benefit obligation for all defined benefit pension plans was $2.1 billion and $1.7 billion at December 31, 2014 and 2013, respectively.  The aggregate accumulated benefit obligation and fair value of plan assets for plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2014				December 31, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Accumulated benefit obligation	$1,588	$553	$59	$2,200	$1,210	$374	$53	$1,637
Fair value of plan assets	1,271	488	—	1,759	1,116	351	—	1,467

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

- 94 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

As of December 31, 2014 and 2013, the weighted-average target and actual allocations of the investments for our funded Transocean Plans were as follows:

	December 31, 2014				December 31, 2013
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	50%	53%	49%	52%	63%	51%	68%	53%
Fixed income securities	50%	15%	51%	19%	37%	15%	32%	17%
Other investments	—	32%	—	29%	—	34%	—	30%
Total	100%	100%	100%	100%	100%	100%	100%	100%

As of December 31, 2014, the investments for our funded Transocean Plans were categorized as follows (in millions):

	December 31, 2014
	Significant observable inputs			Significant other observable inputs			Total
	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans
Mutual funds
U.S. equity funds	$500	$—	$500	$—	$43	$43	$500	$43	$543
Non-U.S. equity funds	113	—	113	3	211	214	116	211	327
Bond funds	651	—	651	—	94	94	651	94	745
Total mutual funds	1,264	—	1,264	3	348	351	1,267	348	1,615

Other investments
Cash and money market funds	4	3	7	—	—	—	4	3	7
Property collective trusts	—	—	—	—	19	19	—	19	19
Investment contracts	—	—	—	—	118	118	—	118	118
Total other investments	4	3	7	—	137	137	4	140	144

Total investments	$1,268	$3	$1,271	$3	$485	$488	$1,271	$488	$1,759

As of December 31, 2013, the investments for our funded Transocean Plans were categorized as follows (in millions):

	December 31, 2013
	Significant observable inputs			Significant other observable inputs			Total
	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans
Mutual funds
U.S. equity funds	$610	$—	$610	$—	$43	$43	$610	$43	$653
Non-U.S. equity funds	141	—	141	3	209	212	144	209	353
Bond funds	357	—	357	—	83	83	357	83	440
Total mutual funds	1,108	—	1,108	3	335	338	1,111	335	1,446

Other investments
Cash and money market funds	5	1	6	—	—	—	5	1	6
Property collective trusts	—	—	—	—	15	15	—	15	15
Investment contracts	—	—	—	—	130	130	—	130	130
Total other investments	5	1	6	—	145	145	5	146	151

Total investments	$1,113	$1	$1,114	$3	$480	$483	$1,116	$481	$1,597

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

- 95 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Net periodic benefit costs—Net periodic benefit costs, before tax, included the following components (in millions):

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans	U.S. Plans	Non-U.S. Plans	Transocean Plans
Service cost	$39	$29	$68	$55	$27	$82	$49	$31	$80
Interest cost	64	27	91	63	25	88	59	24	83
Expected return on plan assets	(75)	(28)	(103)	(70)	(25)	(95)	(62)	(22)	(84)
Settlements and curtailments	(7)	3	(4)	2	3	5	3	19	22
Special termination benefits	—	—	—	1	—	1	1	—	1
Actuarial losses, net	17	5	22	45	3	48	41	4	45
Prior service cost, net	(1)	—	(1)	(1)	1	—	(2)	1	(1)
Net periodic benefit costs	$37	$36	$73	$95	$34	$129	$89	$57	$146

For the OPEB Plans, the combined components of net periodic benefit costs, including service cost, interest cost, recognized net actuarial losses, prior service cost amortization and special termination benefits were $2 million, $3 million and $3 million in the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents the amounts in accumulated other comprehensive income, before tax, that have not been recognized as components of net periodic benefit costs (in millions):

	December 31, 2014				December 31, 2013
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Actuarial loss, net	$261	$199	$5	$465	$205	$116	$1	$322
Prior service cost, net	—	—	(1)	(1)	(7)	—	(2)	(9)
Transition obligation, net	—	—	—	—	—	(2)	—	(2)
Total	$261	$199	$4	$464	$198	$114	$(1)	$311

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs during the year ending December 31, 2015 (in millions):

	Year ending December 31, 2015
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Actuarial loss, net	$28	$10	$—	$38
Prior service cost, net	—	—	—	—
Transition obligation, net	—	—	—	—
Total amount expected to be recognized	$28	$10	$—	$38

Funding contributions—In the years ended December 31, 2014, 2013 and 2012, we contributed $101 million, $115 million and $159 million, respectively, to the Transocean Plans and the OPEB Plans using our cash flows from operations.  For the year ending December 31, 2015, we expect to contribute $29 million to the Transocean Plans, and we expect to fund benefit payments of approximately $4 million for the OPEB Plans as costs are incurred.

Benefit payments—The following were the projected benefits payments (in millions):

	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Years ending December 31,
2015	$53	$7	$4	$64
2016	57	9	4	70
2017	61	11	4	76
2018	65	11	4	80
2019	69	12	4	85
2020-2024	395	96	20	511

- 96 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Defined contribution plans

At December 31, 2014, we sponsored two defined contribution plans, including (1) one qualified defined contribution savings plan covering certain employees working in the U.S. (the “U.S. Savings Plan”) and (2) one defined contribution savings plan covering certain employees working outside the U.S. (the “Non-U.S. Savings Plan”).  In the years ended December 31, 2014, 2013 and 2012, we recognized expense of $84 million, $88 million and $85 million, respectively, related to our defined contribution plans.

For the U.S. Savings Plan, we make a matching contribution of up to 6.0 percent of each participant’s base salary based on the participant’s contribution to the plan.  Effective January 1, 2015, we will make a matching contribution of up to 10.0 percent of each participant’s base salary based on the participant’s contribution to the plan.  Also, effective January 1, 2015, we have established a supplemental defined contribution plan that provides certain eligible employees with benefits in excess of those allowed under the U.S. Savings Plan.

For the Non-U.S. Savings Plan, in addition to a matching contribution of up to 6.0 percent of each participant’s base salary based on the participant’s contribution to the plans, we contribute between 4.5 percent and 6.5 percent of each participant’s base salary, based on the participant’s years of eligible service.

Note 15—Commitments and Contingencies

Lease obligations

We have operating lease obligations expiring at various dates, principally for real estate, office space and office equipment.  In the years ended December 31, 2014, 2013 and 2012, our rental expense for all operating leases, including operating leases with terms of less than one year, was approximately $95 million, $128 million and $97 million, respectively.

We also have a capital lease obligation, which is due to expire in August 2029.  In each of the years ended December 31, 2014, 2013 and 2012, depreciation expense associated with Petrobras 10000, the asset held under capital lease, was $21 million, $20 million and $20 million, respectively.  At December 31, 2014 and 2013, the aggregate carrying amount of this asset held under capital lease was as follows (in millions):

	December 31,
	2014	2013
Property and equipment, cost	$780	$752
Accumulated depreciation	(105)	(84)
Property and equipment, net	$675	$668

As of December 31, 2014, the aggregate future minimum rental payments related to our non-cancellable operating leases and the capital lease were as follows (in millions):

	Capital lease	Operating leases
Years ending December 31,
2015	$65	$23
2016	71	20
2017	72	10
2018	72	8
2019	72	7
Thereafter	694	62
Total future minimum rental payment	1,046	$130
Less amount representing imputed interest	(431)
Present value of future minimum rental payments under capital leases	615
Less current portion included in debt due within one year	(21)
Long-term capital lease obligation	$594

- 97 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Purchase obligations

At December 31, 2014, the aggregate future payments required under our purchase obligations, primarily related to our newbuild construction programs, were as follows (in millions):

Purchase obligations
Years ending December 31,
2015	$1,439
2016	1,355
2017	928
2018	851
Total	$4,573

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

On January 3, 2013, we reached an agreement with the U.S. Department of Justice (“DOJ”) to resolve certain outstanding civil and potential criminal charges against us arising from the Macondo well incident.  As part of this resolution, we agreed to a guilty plea (“Plea Agreement”) and a civil consent decree (“Consent Decree”) by which, among other things, we agreed to pay $1.4 billion in fines, recoveries and civil penalties, excluding interest, in scheduled payments through February 2017.  On February 25, 2013, we and the U.S. Environmental Protection Agency (“EPA”) entered into an administrative agreement (the “EPA Agreement”), which resolved all matters relating to suspension, debarment and statutory disqualification arising from the Plea Agreement.  We agreed that payments made pursuant to the Plea Agreement or the Consent Decree are not deductible for tax purposes and that payments made pursuant to the Consent Decree are not to be used as a basis for indemnity or reimbursement from BP or other non-insurer defendants named in the complaint by the U.S.

Plea Agreement—Pursuant to the Plea Agreement, which was accepted by the court on February 14, 2013, one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act (“CWA”) and agreed to be subject to probation through February 2018.

We also agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay a total of $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences.  In the year ended December 31, 2014, we made an aggregate cash payment of $60 million in satisfaction of amounts due under the Plea Agreement, including $53 million to the National Fish and Wildlife Foundation and $7 million to the National Academy of Sciences.  In the year ended December 31, 2013, we made an aggregate cash payment of $160 million in satisfaction of amounts due under the Plea Agreement, including $100 million for the payment of the criminal fine, $58 million for the initial payment to the National Fish and Wildlife Foundation and $2 million for the initial payment to the National Academy of Sciences.

The DOJ agreed, subject to the provisions of the Plea Agreement, not to further prosecute us for certain conduct generally regarding matters under investigation by the DOJ’s Deepwater Horizon Task Force.  In addition, we agreed to continue to cooperate with the Deepwater Horizon Task Force in any ongoing investigation related to or arising from the accident.

Consent Decree—Pursuant to the Consent Decree, which was approved by the court on February 19, 2013, we agreed to pay $1.0 billion in civil penalties, excluding interest.  In the years ended December 31, 2014 and 2013, we paid $412 million and $404 million, respectively, including interest at a rate of 2.15 percent, in satisfaction of amounts due under the Consent Decree.  See Note 27—Subsequent Events.

We also agreed to take specified actions relating to operations in U.S. waters.  Such actions include, among other things, the design and implementation of, and compliance with, additional systems and procedures; blowout preventer certification and reports; measures to strengthen well control competencies, drilling monitoring, recordkeeping, incident reporting, risk management and oil spill training, exercises and response planning; communication with operators; alarm systems; transparency and responsibility for matters relating to the Consent Decree; and technology innovation, with a primary emphasis on blowout preventers.  The Consent Decree requires the submission of certain plans, reports and submissions acceptable to the U.S. and also requires certain publicly available filings.  One of the required plans is a performance plan (the “Performance Plan”) that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  On January 2, 2014, the DOJ approved our proposed Performance Plan.

The Consent Decree also provides for the appointment of (i) an independent auditor to review, audit and report on our compliance with the injunctive provisions of the Consent Decree and (ii) an independent process safety consultant to review, report on and assist with the process safety aspects of the Consent Decree, including operational risk identification and risk management.  On March 31, 2014, the DOJ approved the appointment of Labyrinth Group to act as the independent auditor.  On May 12, 2014, the DOJ approved the appointment of Mr. Malcolm Sharples as the independent process safety consultant.

- 98 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Under the terms of the Consent Decree, the U.S. agreed not to sue Transocean Ltd., certain of our subsidiaries and certain related individuals for civil or administrative penalties for the Macondo well incident under specified provisions of the CWA, the Outer Continental Shelf Lands Act (“OCSLA”), the Endangered Species Act, the Marine Mammal Protection Act, the National Marine Sanctuaries Act, the federal Oil and Gas Royalty Management Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Emergency Planning and Community Right-to-Know Act (“EPCRA”) and the Clean Air Act.  In addition, the Consent Decree resolved our appeal of the incidents of noncompliance under the OCSLA issued by the Bureau of Safety and Environmental Enforcement on October 12, 2011 without any admission of liability by us, and we subsequently dismissed our appeal.

We may request termination of the Consent Decree after we have: (i) completed timely the civil penalty payment requirements of the Consent Decree; (ii) operated under the approved Performance Plan through the five-year performance period ending January 2, 2019; (iii) complied with the terms of the Performance Plan and certain provisions of the Consent Decree, generally relating to a framework and outline of measures to improve performance, for at least 12 consecutive months prior to seeking termination; and (iv) complied with the other requirements of the Consent Decree, including payment of any stipulated penalties and compliance reporting.

EPA Agreement—On February 25, 2013, we and the EPA entered into the EPA Agreement which has a five-year term.  Subject to our compliance with the terms of the EPA Agreement, the EPA agreed that it will not suspend, debar or statutorily disqualify us and will lift any existing suspension, debarment or statutory disqualification.  In the EPA Agreement, we agreed to, among other things, (i) comply with our obligations under the Plea Agreement and the Consent Decree; (ii) continue the implementation of certain programs and systems, including the scheduled revision of our environmental management system and maintenance of certain compliance and ethics programs; (iii) comply with certain employment and contracting procedures; (iv) engage an independent compliance auditor to, among other things, assess and report to the EPA on our compliance with the terms of the Plea Agreement, the Consent Decree and the EPA Agreement; and (v) give reports and notices with respect to various matters, including those relating to compliance, misconduct, legal proceedings, audit reports, the EPA Agreement, the Consent Decree and the Plea Agreement.  Subject to certain exceptions, the EPA Agreement prohibits us from entering into, extending or engaging in certain business relationships with individuals or entities that are debarred, suspended, proposed for debarment or similarly restricted.

Future settlement obligation payments—At December 31, 2014, the aggregate future payments required under our outstanding settlement obligations under the Plea Agreement and the Consent Decree, excluding interest, were as follows (in millions):

	Plea Agreement	Consent Decree	Settlement obligations
Years ending December 31,
2015	60	200	260
2016	60	—	60
2017	60	—	60
Total settlement obligations	$180	$200	$380

Macondo well incident contingencies

Overview—We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the incident that we believe are probable and for which a reasonable estimate can be made.  At December 31, 2014 and 2013, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $426 million and $464 million, respectively, recorded in other current liabilities.  The litigation and investigations also give rise to certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We have also recognized an asset associated with the portion of our estimated losses, primarily related to the personal injury and fatality claims of our crew and vendors, that we believe is probable of recovery from insurance.  At December 31, 2014 and 2013, the insurance recoverable asset was $10 million, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Multidistrict litigation proceeding—Most of the Macondo well related claims have been consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) for pretrial purposes if they were not filed originally in that court.  These claims include, inter alia, claims by private parties represented by the Plaintiffs’ Steering Committee (the “PSC”), claims by state and local governments, and the claims of the U.S.  As of December 31, 2014, the MDL Court has completed two phases of a trial, and additional litigation is ongoing.

- 99 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Phase One trial—The MDL Court held the Phase One trial between February and April 2013, and entered its Findings of Fact and Conclusions of Law (the “Phase One Ruling”) on September 4, 2014.  The trial addressed the claims, cross claims, and counter-claims asserted in our petition to limit liability under the Limitation of Liability Act and the claims asserted by the DOJ in its civil complaint against various defendants.  The trial focused on fault issues, including negligence and gross negligence; other bases of liability of the various defendants with respect to the cause of the blowout and the initiation of the oil spill; and fault allocation among the defendants.  The Phase One Ruling concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that Transocean was negligent and 30 percent at fault; and that Halliburton Company (“Halliburton”) was negligent and three percent at fault.

The finding that Transocean was negligent, but not grossly negligent, means that we are not liable for punitive damages.  Because the MDL Court found we were not grossly negligent, it concluded that BP’s contractual agreement to indemnify us for compensatory damages caused by pollution that did not originate on or above the surface of the water is valid and enforceable.  The MDL Court also ruled that BP’s contractual agreement to release its own claims against us is valid and enforceable.  This release bars the PSC from pursuing claims that have purportedly been assigned to it by BP in a settlement reached between BP and the PSC prior to the Phase One trial (see “—Impact of the BP/PSC settlement on pending claims.").

The MDL Court’s rulings include a number of Transocean-specific findings and conclusions.  The MDL Court found that the Deepwater Horizon’s crew was negligent in its conduct of a negative pressure test, which was intended, among other things, to test the integrity of the cement in the well, and in certain well control decisions in the hour before the blowout.  The MDL Court found three other bases for imposing negligence liability on Transocean as follows: (1) the crew’s improper diversion of fluids that had entered the riser to the rig’s mud-gas separator instead of overboard; (2) the crew’s failure to properly maintain the blowout preventer; and (3) the master’s failure to timely activate the Emergency Disconnect System as a consequence of an ambiguous command structure.  The MDL Court held that these three failures were “within Transocean’s privity and knowledge.”  As a result, the MDL Court held that Transocean Holdings LLC, Transocean Deepwater Inc., and Transocean Offshore Deepwater Drilling Inc., three of our wholly owned subsidiaries, could not limit their liability under the Limitation of Liability Act.  Under the MDL Court’s ruling, however, we are entitled to indemnity from BP for any compensatory damages caused by pollution that did not originate on or above the surface of the water.

The MDL Court also concluded that we were an “operator” of the Macondo well for purposes of 33 U.S.C. § 2704(c)(3), a provision of the Oil Pollution Act (“OPA”) that permits government entities to recover removal costs by owners and operators of a facility or vessel that caused a discharge.  The MDL Court, however, reiterated that “Transocean’s liability to government entities for removal costs is ultimately shifted to BP by virtue of contractual indemnity.”

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

Following the Phase One Ruling, BP filed a motion to amend the Phase One Findings of Fact and Conclusions of Law, alter or amend the judgment, or for a new trial, alleging the MDL Court made errors in its conclusions about the causes of the failure of the cement in the well.  The MDL Court denied the motion.

The Phase One Ruling did not quantify damages or result in a final monetary judgment.  However, because it is a determination of liability under maritime law, the Phase One Ruling is appealable, and BP, the PSC, Transocean, Halliburton and the State of Alabama have all appealed or cross-appealed aspects of the ruling.  We can provide no assurances as to the outcome of these appeals, as to the timing of any further rulings, or that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.

Phase Two trial—The Phase Two of the trial occurred between September 30, 2013 and October 17, 2013.  The first segment of the trial addressed BP’s conduct related to stopping the release of hydrocarbons after April 22, 2010, and the second segment addressed quantification of the amount of oil discharged.  We participated in the first segment of trial, but were not a party to the second segment because the ruling as to the quantification of oil primarily relates to setting the statutory maximum civil penalty under the CWA, and we have settled the DOJ’s CWA penalty claim against us.

Pending claims—As of December 31, 2014, approximately 1,400 actions or claims were pending against us, along with other unaffiliated defendants. These claims were originally filed in various state and federal courts, and most have been consolidated in the MDL Court.  Additionally, government agencies have initiated investigations into the Macondo well incident.  We have categorized below the nature of these claims.  We are vigorously defending all claims and pursuing any and all defenses available.

Wrongful death and personal injury claims—As of December 31, 2014, we and certain of our subsidiaries have been named, along with unaffiliated defendants, in nine complaints that were pending in state and federal courts in Louisiana and Texas involving multiple plaintiffs that allege wrongful death and other personal injuries arising out of the Macondo well incident.  Nine complaints involve fatalities and 63 complaints seek recovery for bodily injuries.  Per the order of the Judicial Panel on Multidistrict Litigation, all claims but one have been centralized for discovery purposes in the MDL Court.  The complaints by our employees or representatives of our employees generally allege negligence, unseaworthiness and gross negligence and seek maintenance and cure under the Jones Act and general maritime law and are seeking awards of unspecified economic damages and punitive damages.  BP, MI-SWACO, Weatherford International Ltd. and Cameron International Corporation (“Cameron”) and certain of their affiliates, have, based on contractual arrangements, also made indemnity demands upon us with respect to personal injury and wrongful death claims asserted by our employees or representatives of our employees against these entities.  See “—Contractual indemnity.”

- 100 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Economic loss and punitive damages claims—As of December 31, 2014, we and certain of our subsidiaries were named, along with other unaffiliated defendants, in 986 pending individual complaints as well as 190 putative class-action complaints that were filed in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and possibly other courts.  Most of these complaints have been consolidated in the MDL Court.  The complaints generally allege, among other things, economic losses as a result of environmental pollution arising out of the Macondo well incident and are based primarily on OPA, state OPA analogues, and/or general maritime law.  The plaintiffs are generally seeking awards of unspecified economic, compensatory and punitive damages, as well as injunctive relief.  No classes have been certified at this time.  Those plaintiffs who have settled their claims against BP as part of BP’s settlement with the PSC have given up their claims for compensatory damages against us, but purport to retain their claims for punitive damages (see “-Impact of BP/PSC settlement on pending claims”).

Cross-claims, counter-claims, and third party claims—Several defendants in the MDL litigation have filed cross-claims or third-party claims against us and certain of our subsidiaries.  BP filed a claim seeking contribution under OPA and maritime law and  seeking subrogation, and also alleging breach of contract, unseaworthiness, negligence and gross negligence.  Through these claims, BP sought to recover from us damages it has paid or may pay arising from the Macondo well incident.  BP also sought a declaration that it is not liable in contribution, indemnification, or otherwise to us.  BP has assigned some of its claims as part of its settlement with the PSC (see “-Impact of BP/PSC settlement on pending claims”).

Certain other parties, including (a) Anadarko Petroleum Corporation (“Anadarko”), which owned a 25 percent non-operating interest in the Macondo well, (b) MOEX Offshore 2007 LLC (“MOEX”), which owned a 10 percent non-operating interest in the Macondo well, (c) Cameron, the manufacturer and designer of the blowout preventer, and (d) Halliburton, which provided cementing and mud-logging services to the operator have asserted claims seeking indemnity and contribution under various theories.  BP has reached settlements with certain parties, including Anadarko, MOEX and Cameron, in which BP has agreed to indemnify those parties for certain liabilities, including compensatory damages.

We have filed cross-claims and counter-claims against BP, Halliburton, Anadarko, MOEX, certain of these parties’ affiliates, the U.S. and certain other third parties.  We seek indemnity, contribution, including contribution under OPA, and subrogation under OPA, and have asserted claims for breach of warranty of workmanlike performance, strict liability for manufacturing and design defect, breach of express contract, and damages for the difference between the fair market value of Deepwater Horizon and the amount received from insurance proceeds.  The Consent Decree limits our ability to seek indemnification or reimbursement with respect to payments made under the Consent Decree and dismissed our claims against the U.S.  We are not pursuing arbitration on the key contractual issues with BP; instead, we are relying on the court to resolve the disputes.

Impact of BP/PSC settlement on pending claims—Before the Phase One trial, in March 2012, BP and the PSC agreed to a partial settlement related primarily to private party environmental and economic loss claims as well as response effort-related claims (the “BP/PSC Settlement”).  The BP/PSC Settlement agreement provides that (i) to the extent permitted by law, BP will assign to the settlement class certain of BP’s claims against us for damages, but the settlement class cannot recover from us on those claims unless it is finally determined that we cannot recover such amounts from BP by way of indemnity or any other theory, and (ii) the settlement class releases all claims for compensatory damages against us but purports to retain claims for punitive damages against us.  This provision of the settlement became effective on December 8, 2014, when the Supreme Court denied BP’s petition for certiorari seeking review of the trial court’s approval of the settlement.  The Phase One Ruling, however, precludes the PSC from recovering on the claims assigned by BP to the settlement class and on the purportedly reserved punitive damages claims (see “-Phase One Trial”).

On December 21, 2012, the MDL Court granted final approval of the economic and property damage class settlement between BP and the PSC.  Various parties who objected to the BP/PSC Settlement appealed the MDL Court’s final approval of the BP/PSC Settlement to the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”), and BP later appealed rulings challenging the manner in which the settlement has been interpreted by the MDL Court.  In the appeals by BP, the Fifth Circuit ordered the MDL Court to reconsider certain rulings governing the method by which lost profits are calculated for businesses claiming economic loss, but the Fifth Circuit otherwise affirmed the district court’s interpretation of the settlement agreement.  In the appeal by objectors to the settlement, the Fifth Circuit affirmed the MDL Court’s approval of the settlement.  The Fifth Circuit subsequently denied BP’s petitions for rehearing in both appeals.  On December 8, 2014, the Supreme Court denied BP’s petition for certiorari.

Impact of Halliburton/PSC settlement on pending claims—On September 2, 2014, Halliburton and the PSC filed a proposed settlement of the PSC’s punitive damages and assigned claims against Halliburton.  The proposed agreement purports to reserve the PSC’s rights to continue pursuing assigned or punitive damages claims against us, but the MDL Court’s Phase One Ruling prevents the PSC from pursuing those claims.  The propsed agreement also prohibits the PSC from settling any assigned claims against us unless we agree to release Halliburton from any claims for contribution or indemnity for amounts paid under the settlement.  The proposed agreement does not impact Halliburton’s cross-claims and counter claims against us.  The MDL Court has not yet approved the settlement.

- 101 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

U.S. Department of Justice claims—On December 15, 2010, the DOJ filed a civil lawsuit against us and certain of our subsidiaries and other unaffiliated defendants.  The complaint alleged violations under OPA and the CWA.  The CWA claims for both monetary and injunctive relief have been resolved through our Consent Decree with the DOJ.  See “—Macondo well incident settlement obligations.”

The Consent Decree did not resolve the rights of the U.S. with respect to other matters, including certain liabilities under OPA for Natural Resource Damages (NRD) or for removal costs.  The MDL Court has held that we are not a responsible party under OPA for NRD resulting from discharge of oil from the Macondo well below the surface of the water.  If this ruling is upheld on appeal, our NRD liability as a responsible party would be limited to  damages arising from any discharge on or above the surface of the water.  In its Phase One Ruling, the MDL Court also found that Transocean was the “operator” of the Macondo well and was therefore liable for removal costs under 33 U.S.C. § 2704(c)(3), a separate provision of OPA that permits government entities to recover removal costs from owners and operators of a facility or vessel from which oil discharges.  However, the MDL Court found that “Transocean’s liability to government entities for removal costs is ultimately shifted to BP by virtue of the contractual indemnity.”

In addition to the civil complaint, the DOJ served us with civil investigative demands on December 8, 2010.  These demands were part of an investigation by the DOJ to determine if we made false claims, or false statements in support of claims, in violation of the False Claims Act, in connection with the operator’s acquisition of the leasehold interest in the Mississippi Canyon Block 252, Gulf of Mexico and drilling operations on Deepwater Horizon.  The resolution with the DOJ of civil and potential criminal claims did not include potential claims arising from this False Claims Act investigation.  As part of the settlement discussions, however, we inquired whether the U.S. intends to pursue any actions under the False Claims Act as discussed below.  In response, the DOJ sent us a letter stating that the Civil Division of the DOJ, based on facts then known, was no longer pursuing, and did not have any present intention to pursue any investigation or claims, under the False Claims Act against the various Transocean entities for their involvement in the Macondo well incident.

State and other government claims—Claims have been filed against us by over 200 state, local and foreign governments, including the States of Alabama, Florida, Louisiana, Mississippi and Texas; the Mexican States of Veracruz, Quintana Roo, Tamaulipas and Yucatan; the federal government of Mexico and other local governments by and on behalf of multiple towns and parishes.  These governments generally assert claims under OPA, other statutory environmental state claims, general maritime law and various other common law claims.  A local government master complaint also was filed in the MDL Court in which cities, municipalities, and other local government entities have joined.

The MDL Court dismissed damages claims brought under state common and statutory law and subsequently dismissed civil penalty claims brought under state statutory law.  Certain Louisiana parishes appealed the dismissal of their civil penalty claims brought under Louisiana law.  The Fifth Circuit affirmed the MDL Court’s dismissal of these claims, and the Supreme Court denied certiorari.

The state, local and foreign government claims include claims under OPA for economic damages, natural resource damages and removal costs.  As noted above, the MDL Court concluded that we were an “operator” of the Macondo well for purposes of OPA.  The MDL Court, however, reiterated that “Transocean’s liability to government entities for removal costs is ultimately shifted to BP by virtue of contractual indemnity.”

The OPA claims of the Mexican States of Veracruz, Quintana Roo, Tamaulipas and Yucatan were dismissed for failure to demonstrate that recovery under OPA was authorized by treaty or executive agreement.  The MDL Court subsequently granted summary judgment on the Mexican States’ general maritime law claims on the ground that the federal government of Mexico, rather than the Mexican States, had the proprietary interest in the property and natural resources allegedly injured by the spill.  The Mexican States have appealed the grant of summary judgment on their general maritime law claims to the Fifth Circuit, and the Fifth Circuit heard arguments on October 27, 2014.  The claims of the federal government of Mexico remain pending, but under the Phase One Ruling, we are entitled to indemnity from BP for any compensatory damages caused by pollution that did not originate on or above the surface of the water.

In addition, by letter dated June 21, 2010, the Attorneys General of the 11 Atlantic Coast states of Connecticut, Delaware, Georgia, Maine, Maryland, Massachusetts, New Hampshire, New York, North Carolina, Rhode Island and South Carolina informed us that their states have not sustained any damage from the Macondo well incident but they would like assurances that we will be responsible financially if damages are sustained.  We responded to the letter from the Attorneys General and indicated that we intend to fulfill our obligations as a responsible party for any discharge of oil from Deepwater Horizon on or above the surface of the water, and we assume that the operator and other leaseholders will similarly fulfill their obligations under OPA for discharges from the undersea well.

The MDL Court has begun proceeding with respect to Alabama’s compensatory damages claims under OPA and general maritime law.  BP has moved to strike Alabama’s demand for a jury trial, and we have joined that motion along with Halliburton.  The MDL Court has not yet ruled on the motion.  On November 14, 2014, the MDL Court approved a stipulation between us, Alabama, and BP in which the parties agreed that we would be excused from participating in the Alabama compensatory damages trial and in further pretrial proceedings related to that trial.  Pursuant to the stipulation, we agreed not to challenge in any future proceeding the amount of compensatory damages, excluding NRD, that may be determined at the trial.  The parties further agreed that the amount of damages determined at trial would fully satisfy Alabama’s compensatory damages claims under OPA and general maritime law, excluding NRD, and that certain issues, including what damages, if any, resulted from above-surface discharge, will not be determined in the Alabama compensatory damages trial.

- 102 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Natural Resources Damages Assessment—Under OPA, designated state and federal trustees are authorized to undertake a natural resources damages assessment (“NRDA”) to assess potential natural resource injuries resulting from a discharge of oil or the substantial threat of a discharge and response activities and develop and implement a plan for restoration of injured resources, if any.  The trustees invite responsible parties to participate in and fund such efforts.  As of December 31, 2014, we have received at least 11 such requests from government agencies.  We responded to these requests and declined to participate in the funding on the grounds that we are not a responsible party for discharges from the wellhead.  The NRDA trustees are proceeding with the NRDA with funding provided by BP.

Citizen suits under environmental statutes—The Center for Biological Diversity (the “Center”), a private environmental group, sued BP, us and certain of our affiliates under multiple federal environmental statutes seeking monetary penalties and injunctive relief.  The MDL Court dismissed all of the claims, and in January 2013, the Fifth Circuit affirmed the dismissal with one exception: the Fifth Circuit remanded to the MDL Court the Center’s claim for injunctive relief, but not for penalties, based on BP and Transocean’s alleged failure to make certain reports about the constituents of oil spilled into the U.S. Gulf of Mexico as required by EPCRA.

In April 2014, BP and we moved for summary judgment and the Center moved for partial summary judgment against BP.  It did not move for partial summary judgment against us, though it purported to reserve its right to do so in the future.  The MDL Court has not indicated when it will rule on the motions.

Shareholder derivative claims—In June 2010, two shareholder derivative suits were filed in the state district court in Texas by our shareholders naming us as a nominal defendant and certain of our current and former officers and directors as defendants.  These cases alleged breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets in connection with the Macondo well incident.  One of these cases was voluntarily dismissed in December 2012 by the plaintiff, and the other was fully and finally dismissed by the state district court in August 2013 on the ground that the action must be maintained in the courts of Switzerland.  The First Court of Appeals in Texas affirmed the dismissal in July 2014.  No further review was sought, and the case is now closed.

Federal securities claims—On September 30, 2010, a proposed federal securities class action was filed in the U.S. District Court for the Southern District of New York, naming us, former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement relating to our shareholder meeting in connection with the merger with the acquired company violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 14a-9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claimed that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys’ fees on behalf of the plaintiff and the proposed class members.  In connection with this action, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors’ and officers’ liability insurance, subject to a deductible.  On March 11, 2014, the District Court for the Southern District of New York dismissed the claims as time-barred.  Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit (“Second Circuit”) and filed an opening brief on December 19, 2014.

Wreck removal—By letter dated December 6, 2010, the U.S. Coast Guard requested that we formulate and submit a comprehensive oil removal plan to remove any diesel fuel that can be recovered from Deepwater Horizon. We have conducted a survey of the rig wreckage and have confirmed that no diesel fuel remains on the rig.  The U.S. Coast Guard has not requested that we remove the rig wreckage from the sea floor.  In February 2013, the U.S. Coast Guard submitted a request seeking analysis and recommendations as to the potential life of the rig’s riser and cofferdam, which are resting on the seafloor and potential remediation or removal options.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon’s insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our remaining excess liability limits.

Insurance coverage—At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, excluding a $15 million deductible and a $50 million self-insured layer through our wholly owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  The first four excess layers have similar coverage and contractual terms, while the $250 million fifth layer is on a different policy form, which varies to some extent from the underlying coverage and contractual terms.  Generally, we believe that the policy forms for all layers include coverage for personal injury and fatality claims, subject to reasonableness determinations, of our crew and vendors, for which indemnity agreements are in place as to the latter, actual and compensatory damages, punitive damages and related legal defense costs.  The policy forms for the first four excess layers provide coverage for fines; however, we do not expect payments deemed to be criminal in nature to be covered by any of the layers.

In May 2010, we received notice from BP claiming an entitlement to unlimited additional insured status under our excess liability insurance program.  Our insurers have also received notices from Anadarko and MOEX advising of their intent to preserve any rights they may have to our insurance policies as an additional insured under the drilling contract.  In response, our wholly owned captive insurance subsidiary and our first four excess layer insurers filed declaratory judgment actions in the Houston Division of the U.S. District Court for the Southern District of Texas in May 2010 seeking a declaration that they have limited additional insured obligations to BP.  We are parties to the declaratory judgment actions, which were transferred to the MDL Court for discovery and other purposes.  On November 15, 2011, the MDL Court ruled that BP’s coverage rights are limited to the scope of our indemnification of BP in the drilling contract.  A final judgment was entered against BP, Anadarko and MOEX, and BP appealed.  On March 1, 2013, the Fifth Circuit Court of Appeals issued an opinion reversing the decision of the MDL Court, and holding that BP is an unrestricted additional insured under the policies issued by our wholly owned captive insurance company and the first four excess layer insurers.  We and the insurers filed petitions for rehearing with the Fifth Circuit Court of Appeals.  On August 29, 2013, the Fifth Circuit Court of Appeals withdrew the March 1, 2013 opinion and certified certain insurance law questions to the Texas Supreme Court.  The Texas Supreme Court accepted certification of these questions, and the oral argument was held on September 16, 2014.  See Note 27—Subsequent Events.

- 103 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

We believe that additional insured coverage for BP, Anadarko or MOEX under the $250 million fifth layer of our insurance program is limited to the scope of our indemnification of BP under the drilling contract.  While we cannot predict the outcome of any subsequent proceedings in the Fifth Circuit, we do not expect them to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

On June 17, 2011 and July 31, 2012, our first layer and second layer of excess insurers, respectively, each representing $150 million of insurance coverage, filed interpleader actions.  On February 14, 2013, the third and fourth layers, each representing $200 million of insurance coverage, filed interpleader actions substantially similar to those of the first and second layers.  The insurers contend that they face multiple, and potentially competing, claims to the relevant insurance proceeds.  In these actions, the insurers effectively ask the court to manage disbursement of the funds to the alleged claimants, as appropriate, and discharge the insurers of any additional liability.  The parties to the first and second excess insurer interpleader actions have executed protocol agreements to facilitate the reimbursement and funding of settlements of personal injury and fatality claims of our crew and vendors (collectively, “crew claims”) using insurance funds and claims were submitted to the court for review.  Following the court’s determination and approval of the amounts to be paid by the insurers with respect to the crew claims submitted by the parties, the first layer of excess insurers made reimbursement payments to the parties for crew claims during the years ended December 31, 2013 and 2014.  We expect additional claims to be submitted to the court for a determination and approval of the amounts insurers owe.  Parties to the third and fourth excess insurer interpleader actions have agreed to adjourn the deadline for responses to the pleadings to an unspecified date that will follow a decision in another action that pertains to our insurance.

Contractual indemnity—Under our drilling contract for Deepwater Horizon, BP has agreed, among other things, to assume responsibility for and defend, release and indemnify us from any loss, expense, claim, fine, penalty or liability for pollution or contamination, including control and removal thereof, arising out of or connected with operations under the contract other than those for pollution or contamination originating on or above the surface of the water from hydrocarbons or other specified substances within our control and possession, as to which we agreed to assume responsibility and protect, release and indemnify BP.  Although we do not believe it is applicable to the Macondo well incident, we also agreed to indemnify and defend BP up to a limit of $15 million for claims for loss or damage to third parties arising from pollution caused by the rig while it is off the drilling location, while the rig is underway or during drive off or drift off of the rig from the drilling location.  BP has also agreed, among other things, (i) to defend, release and indemnify us against loss or damage to the reservoir, and loss of property rights to oil, gas and minerals below the surface of the earth and (ii) to defend, release and indemnify us and bear the cost of bringing the well under control in the event of a blowout or other loss of control.  We agreed to defend, release and indemnify BP for personal injury and death of our employees and the employees of our contractors while BP agreed to defend, release and indemnify us for personal injury and death of its employees and the employees of its contractors, other than us.  We also agreed to defend, release and indemnify BP for damages to the rig and equipment, including salvage or removal costs.

BP has sought to avoid its indemnification obligations.  On January 26, 2012, the MDL Court ruled that the drilling contract requires BP to indemnify us for compensatory damages sought by third parties related to pollution that did not originate from the rig on or above the surface of the water, regardless whether the claim is the result of our strict liability, negligence, or gross negligence.  The MDL Court ruled that BP had a contractual duty to defend us, but that the duty to defend only required BP to reimburse our defense costs after there is a judicial determination on the merits.  The MDL Court did not rule on the scope of BP’s duty to defend, although it did rule that BP is not obligated to pay the attorneys’ fees incurred by us in proving our right to indemnity.  The MDL Court also held that BP does not owe us indemnity for civil penalties under the CWA or punitive damages.  We subsequently agreed, as part of our Consent Decree not to seek indemnity or reimbursement of our CWA civil penalty payments from BP or the other non-insurer defendants named in the complaint by the U.S.

The MDL Court’s 2012 order deferred ruling on BP’s argument that we committed a core breach of the drilling contract or otherwise materially increased BP’s risk or prejudiced its rights so as to vitiate BP’s indemnity obligations.  In the Phase One Ruling, however, the MDL Court found we were not grossly negligent and otherwise upheld the indemnities, implicitly finding no core breach of contract occurred.  The impact of this ruling is that BP is obligated to indemnify us as provided for in the contract and that we are entitled to recover certain of our attorneys’ fees from BP as a result of its contractual duty to defend us.

The MDL Court has not ruled on the issue of whether contractual indemnity for criminal fines and penalties is enforceable, but the law generally considers contractual indemnity for criminal fines and penalties to be against public policy..

In its Phase One Ruling, the MDL Court noted that a finding of gross negligence against us would have invalidated BP’s release, in the drilling contract of its direct claims against us.  As a result of the MDL Court’s finding of simple negligence as to us, however, the MDL Court ruled that BP’s release of its claims against us is valid and enforceable.  Accordingly, the PSC is precluded from pursuing BP’s direct claims against us that were assigned to the PSC as part of the BP/PSC Settlement.  This ruling, and the MDL Court’s other rulings regarding indemnity may be challenged in the pending appeals from the Phase One Ruling.

- 104 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  The complaints generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  After ten years of litigation, this group of cases has been winnowed to the point where now only 15 plaintiffs’ individual claims remaining pending in Mississippi in which we have or may have an interest.

During the year ended December 31, 2014, a group of lawsuits premised on the same allegations as those in Mississippi were filed in Louisiana.  As of December 31, 2014, 20 plaintiffs have claims pending against one or more of our subsidiaries in four different lawsuits in Louisiana.

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

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2014, the subsidiary was a defendant in approximately 902 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 1,702 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos-related lawsuits was filed against the subsidiary in 1990.  Through December 31, 2014, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage-in-place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 422 million, equivalent to approximately $159 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 528 million, equivalent to approximately $199 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 35 million, equivalent to approximately $13 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities was filed in November 2014.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

- 105 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Petrobras withholding taxes—In July 2014, we received letters from Petróleo Brasileiro S.A. (“Petrobras”) informing us that the Brazilian Federal Revenue Service (the “RFB”) is assessing Petrobras for withholding taxes presumably due and unpaid on payments made in 2008 and 2009 to beneficiaries domiciled outside of Brazil in connection with the charter agreements related to work performed by its contractors, including us.  Petrobras is challenging such tax assessment and has indicated that, if it loses the tax dispute, it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that Petrobras is being requested to pay.  Petrobras has informed us that it has received from the RFB notices of deficiencies for BRL 283 million, equivalent to approximately $107 million, excluding penalties, interest and fees, related to work performed by us.  We have informed Petrobras that we believe it has no basis for seeking reimbursement from us, and we intend to vigorously challenge any assertions to the contrary.  An unfavorable outcome on these matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

- 106 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Retained risk

Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self-insured retentions.  At December 31, 2014, the insured value of our drilling rig fleet was approximately $27.8 billion, excluding our rigs under construction.  We generally do not carry commercial market insurance coverage for loss of revenues, unless it is contractually required, or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.

Hull and machinery coverage—At December 31, 2014, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also had coverage for an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate rig damage, wreck or debris removal and collision liability.  Any excess wreck or debris removal costs and excess collision liability costs are generally covered to the extent of our remaining excess liability coverage.

Excess liability coverage—At December 31, 2014, we carried excess liability coverage of $700 million in the commercial market excluding the deductibles and self-insured retention noted below, which generally covers offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Our excess liability coverage had separate $10 million per occurrence deductibles on collision liability claims and $5 million per occurrence deductibles on crew personal injury claims and on other third-party non-crew claims.  Through our wholly owned captive insurance company, we retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retained the risk for any liability losses in excess of $750 million.

Other insurance coverage—At December 31, 2014, we also carried $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.

Letters of credit and surety bonds

At December 31, 2014 and 2013, we had outstanding letters of credit totaling $338 million and $575 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $91 million and $104 million, respectively, that we agreed to maintain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At December 31, 2014 and 2013, we had outstanding surety bonds totaling $6 million.

Note 16—Noncontrolling Interest

Redeemable noncontrolling interest—Changes in redeemable noncontrolling interest were as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Redeemable noncontrolling interest
Balance, beginning of period	$—	$—	$116
Net income attributable to noncontrolling interest	9	—	13
Reclassification from noncontrolling interest	2	—	—
Fair value adjustment to redeemable noncontrolling interest	—	—	106
Reclassification to accumulated other comprehensive loss	—	—	17
Reclassification to other current liabilities	—	—	(252)
Balance, end of period	$11	$—	$—

Angola Deepwater Drilling Company Limited—We own a 65 percent interest and Angco Cayman Limited (“Angco Cayman”) owns a 35 percent interest, in ADDCL, a variable interest entity (see Note 4—Variable Interest Entities).  Angco Cayman has the right to require us to purchase its shares for cash.  Accordingly, we present the carrying amount of Angco Cayman’s ownership interest as redeemable noncontrolling interest on our consolidated balance sheets.

- 107 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Transocean Pacific Drilling Inc.—On October 18, 2007, one of our subsidiaries acquired a 50 percent interest in TPDI, a consolidated British Virgin Islands company formed to operate two Ultra-Deepwater Floaters, Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  Quantum Pacific Management Limited (“Quantum”) held the remaining 50 percent interest in TPDI.  Through February 29, 2012, Quantum had the unilateral right, pursuant to a put option agreement, to exchange its 50 percent interest in TPDI for our shares or cash, at its election, at an amount based on an appraisal of the fair value of the drillships that are owned by TPDI, subject to certain adjustments.  Accordingly, we presented Quantum’s interest as redeemable noncontrolling interest on our consolidated balance sheets until Quantum exercised its rights under the put option agreement.

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

Noncontrolling interest—On February 6, 2014, we formed Transocean Partners to own, operate and acquire modern, technologically advanced offshore drilling rigs.  The drilling units included in the initial fleet include 51 percent ownership interest in the entities that own and operate the Ultra-Deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the Ultra-Deepwater semisubmersible Development Driller III, all of which are currently located in the U.S. Gulf of Mexico.

On July 31, 2014, we announced the pricing of an initial public offering of common units representing limited liability company interests in Transocean Partners, which began trading on the New York Stock Exchange under the ticker symbol “RIGP,” for $22.00 per unit.  On August 5, 2014, we completed the initial public offering of 20.1 million common units, including the 2.6 million common units sold pursuant to the exercise in full of the underwriters’ option to purchase additional common units, which represented a 29.2 percent limited liability company interest in Transocean Partners.  We hold the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.8 percent limited liability company interest.  As a result of the offering, we received cash proceeds of $417 million, net of $26 million for underwriting discounts and commissions and other offering costs.  In the year ended December 31, 2014, as a result of the transaction, we recognized a decrease of $44 million to noncontrolling interest and a corresponding increase to additional paid-in capital.

On November 24, 2014, Transocean Partners declared and paid an aggregate distribution of $15 million to its unitholders of record as of November 17, 2014, of which $11 million was paid to us and was eliminated in consolidation.

During the year ended December 31, 2014, we completed transactions with holders of noncontrolling interest in other subsidiaries, and as a result, we recognized an increase of $11 million to noncontrolling interest and a corresponding decrease to additional paid-in capital.

See Note 5—Impairments.

Note 17—Shareholders’ Equity

Distributions of qualifying additional paid-in capital—In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  We do not pay the distribution of qualifying additional paid-in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid-in capital.  On June 18, September 17 and December 17, 2014, we paid the first three installments in the aggregate amount of $816 million to shareholders of record as of May 30, August 22 and November 14, 2014, respectively.  At December 31, 2014, the aggregate carrying amount of the distribution payable was $272 million.

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

- 108 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Share issuances—On May 31, 2012, we issued 8.7 million shares to Quantum in a non-cash exchange for its interest in TPDI.  See Note 16—Noncontrolling Interest.

Shares held in treasury—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.5 billion, using an exchange rate of USD 1.00 to CHF 0.99 as of the close of trading on December 31, 2014.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.

During the years ended December 31, 2014, 2013 and 2012, we did not purchase any of our shares under our share repurchase program.  At December 31, 2014 and 2013, we held 2.9 million shares in treasury, recorded at cost.

Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2014 and 2013, our subsidiary held 8.7 million shares and 10.2 million shares, respectively.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, were as follows (in millions):

	Year ended December 31, 2014			Year ended December 31, 2013
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(264)	$2	$(262)	$(511)	$(10)	$(521)
Other comprehensive income (loss) before reclassifications	(155)	—	(155)	202	(6)	196
Reclassifications to net income	15	(2)	13	45	18	63
Other comprehensive income (loss), net	(140)	(2)	(142)	247	12	259
Balance, end of period	$(404)	$—	$(404)	$(264)	$2	$(262)

Significant reclassifications from accumulated other comprehensive income to net income included the following (in millions):

		Years ended December 31,
	Statement of operations classification	2014	2013	2012
Defined benefit pension plans
Actuarial losses		$22	$48	$45
Prior service costs		(1)	—	(1)
Settlements and curtailments		(4)	1	3
Total amortization, before income taxes	Net periodic benefit costs (a)	17	49	47
Income tax (benefit) expense	Income tax expense	(2)	(4)	(5)
Total amortization, net of income taxes		$15	$45	$42
_________________________  ____
(a)
We recognize the amortization of accumulated other comprehensive income components related to defined benefit pension plans in net periodic benefit costs.  In the year ended December 31, 2014, the amortization components of our net periodic benefit costs were $12 million, recorded in operating and maintenance costs, and $5 million, recorded in general and administrative costs.  In the year ended December 31, 2013, the amortization components of our net periodic benefit costs were $37 million, recorded in operating and maintenance costs, and $12 million, recorded in general and administrative costs.  In the year ended December 31, 2012, the amortization components of our net periodic benefit costs were $31 million, recorded in operating and maintenance costs, and $16 million, recorded in general and administrative costs.  See Note 14—Postemployment Benefit Plans.

- 109 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 18—Share-Based Compensation Plans

Overview—We have (i) a long-term incentive plan (the “Long-Term Incentive Plan”) for executives, key employees and non-employee directors under which awards can be granted in the form of deferred units, restricted shares, stock options, stock appreciation rights and cash performance awards and (ii) other incentive plans under which awards are currently outstanding.  Awards that may be granted under the Long-Term Incentive Plan include time-vesting awards (“time-based awards”) and awards that are earned based on the achievement of certain performance criteria (“performance-based awards”) or market factors (“market-based awards”).  Our executive compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long-Term Incentive Plan.  As of December 31, 2014, we had 36.0 million shares authorized and 6.1 million shares available to be granted under the Long-Term Incentive Plan.

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

As of December 31, 2014, total unrecognized compensation costs related to all unvested share-based awards were $90 million, which are expected to be recognized over a weighted-average period of 1.5 years.  In the years ended December 31, 2014, 2013 and 2012, we recognized additional share-based compensation expense of $9 million, $22 million and $4 million, respectively, in connection with modifications of share-based awards.

Option valuation assumptions—We estimated the fair value of each option award under the Long-Term Incentive Plan on the grant date using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2013	2012
Dividend yield	2%	—
Expected price volatility	39%	43%
Risk-free interest rate	0.94%	0.87%
Expected life of options	5.3 years	5.0 years
Weighted-average fair value of options granted	$17.37	$18.87

We did not grant stock options during the year ended December 31, 2014.

Time-based awards

Deferred units—A deferred unit is a unit that is equal to one share but has no voting rights until the underlying shares are issued.  Our time-based deferred units are participating securities since they have the right to receive dividends and other cash distributions to shareholders.  The following table summarizes unvested activity for time-based vesting deferred units (“time-based units”) granted under our incentive plans during the year ended December 31, 2014:

	Number of units	Weighted-average grant-date fair value per share
Unvested at January 1, 2014	2,732,328	$56.84
Granted	1,208,790	42.80
Vested	(1,520,023)	57.41
Forfeited	(150,242)	51.10
Unvested at December 31, 2014	2,270,853	$49.37

The total grant-date fair value of the time-based units that vested during the year ended December 31, 2014 was $87 million.

There were 1,691,029 and 2,183,853 time-based units granted during the years ended December 31, 2013 and 2012, respectively.  The weighted-average grant-date fair value of time-based units granted was $58.91 and $50.07 per share for the years ended December 31, 2013 and 2012, respectively.  There were 1,556,840 and 1,064,359 time-based units that vested during the years ended December 31, 2013 and 2012, respectively.  The total grant-date fair value of the time-based units that vested was $95 million and $74 million for the years ended December 31, 2013 and 2012, respectively.

- 110 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Stock options—The following table summarizes activity for vested and unvested time-based vesting stock options (“time-based options”) outstanding under our incentive plans during the year ended December 31, 2014:

	Number of shares under option	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2014	1,854,164	$71.49	6.55	$—
Granted	—	—
Exercised	(31,785)	38.64
Forfeited	(56,344)	64.77
Expired	(19,792)	42.66
Outstanding at December 31, 2014	1,746,243	$72.64	5.77	$—

Vested and exercisable at December 31, 2014	1,362,395	$77.06	5.19	$—

The total grant-date fair value of time-based options that vested during the year ended December 31, 2014 was $9 million.  The total pre-tax intrinsic value of time-based options exercised during the year ended December 31, 2014 was $2 million.  At January 1 and December 31, 2014, we have presented the aggregate intrinsic value as zero since the weighted-average exercise price per share exceeded the market price of our shares on these dates.  There were unvested time-based options to purchase 383,848 shares as of December 31, 2014.

There were time-based options to purchase 455,915 and 395,673 shares granted during the years ended December 31, 2013 and 2012, respectively.  The weighted-average grant-date fair value of time-based options granted was $17.37 and $18.87 per time-based option for the years ended December 31, 2013 and 2012, respectively.  The total grant-date fair value of time-based options that vested was $7 million and $5 million for the years ended December 31, 2013 and 2012, respectively.  There were time-based options to purchase 102,254 and 264,707 shares exercised during the years ended December 31, 2013 and 2012, respectively.  The total pretax intrinsic value of time-based options exercised was $5 million and $3 million during the years ended December 31, 2013 and 2012, respectively.

Stock appreciation rights—The following table summarizes activity for stock appreciation rights outstanding under our incentive plans during the year ended December 31, 2014:

	Number of awards	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2014	187,739	$93.39	2.76	$—
Outstanding at December 31, 2014	187,739	$93.39	1.76	$—

Vested and exercisable at December 31, 2014	187,739	$93.39	1.76	$—

We did not grant stock appreciation rights during the years ended December 31, 2014, 2013, and 2012.  At January 1 and December 31, 2014, we have presented the aggregate intrinsic value as zero since the weighted-average exercise price per share exceeded the market price of our shares on those dates.  There were no stock appreciation rights exercised for the years ended December 31, 2014 and 2013.  There were no unvested stock appreciation rights outstanding as of December 31, 2014.

- 111 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Market-based awards

Deferred units—We grant market-based deferred units (“market-based units”) that can be earned depending on the achievement of certain market conditions.  Our market-based deferred units are participating securities since they have the right to receive dividends and other cash distributions to shareholders.  The number of units earned is quantified upon completion of the specified period at the determination date.  The following table summarizes unvested activity for market-based units granted under our incentive plans during the year ended December 31, 2014:

	Number of units	Weighted-average grant-date fair value per share
Unvested at January 1, 2014	306,163	$66.65
Granted	302,630	31.73
Vested	(2,457)	58.52
Vested and cancelled	(128,865)	58.52
Forfeited	(14,518)	58.52
Unvested at December 31, 2014	462,953	$46.39

Total grant date fair value of the market-based units that vested during the year ended December 31, 2014 was $8 million.  The cancelled market-based units presented above represent units that had not satisfied the market condition.

There were 171,001 and 163,319 market-based units granted during the years ended December 31, 2013 and 2012 with a weighted-average grant-date fair value of $74.05 and $58.52 per share, respectively.  The total grant-date fair value of the market-based units that vested was $6 million and $24 million for the years ended December 31, 2013 and 2012, respectively.

Performance-based awards

Stock options—We have previously granted performance-based stock options (“performance-based options”) that could be earned depending on the achievement of certain performance targets.  The number of options earned is quantified upon completion of the performance period at the determination date.  The following table summarizes activity for vested and unvested performance-based options outstanding under our incentive plans during the year ended December 31, 2014:

	Number of shares under option	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2014	171,877	$77.55	2.28	$—
Exercised	(12,073)	14.65
Outstanding at December 31, 2014	159,804	$81.17	1.41	$—

Vested and exercisable at December 31, 2014	159,804	$81.17	1.41	$—

We did not grant performance-based options during the years ended December 31, 2014, 2013 and 2012.  At January 1 and December 31, 2014, we have presented the aggregate intrinsic value as zero since the weighted-average exercise price per share exceeded the market price of our shares on that date.  There were 7,385 performance-based stock options exercised during the year ended December 31, 2013.  There were no performance-based options exercised during the year ended December 31, 2012.  There were no unvested performance-based stock options outstanding as of December 31, 2014.

- 112 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 19—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2014	2013
Other current liabilities
Accrued payroll and employee benefits	$387	$431
Distribution payable	272	202
Deferred revenue	219	195
Deferred revenue of consolidated variable interest entities	18	21
Accrued taxes, other than income	78	145
Accrued interest	95	108
Contingent liabilities	460	490
Macondo well incident settlement obligations	260	460
Other	33	20
Total other current liabilities	$1,822	$2,072

Other long-term liabilities were comprised of the following (in millions):

	December 31,
	2014	2013
Other long-term liabilities
Long-term income taxes payable	$383	$502
Accrued pension liabilities	459	339
Deferred revenue	201	108
Deferred revenue of consolidated variable interest entities	32	51
Drilling contract intangibles	29	44
Accrued retiree life insurance and medical benefits	56	49
Macondo well incident settlement obligations	120	380
Other	74	81
Total other long-term liabilities	$1,354	$1,554

- 113 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 20—Supplemental Cash Flow Information

Net cash provided by operating activities attributable to the net change in operating assets and liabilities were composed of the following (in millions):

	Years ended December 31,
	2014	2013	2012
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	$63	$58	$(139)
Increase in other current assets	(164)	(152)	(73)
Decrease (increase) in other assets	(7)	87	12
Increase (decrease) in accounts payable and other current liabilities	(874)	(625)	931
Decrease in other long-term liabilities	(72)	(33)	(63)
Change in income taxes receivable / payable, net	(29)	(151)	(156)
	$(1,083)	$(816)	$512

Additional cash flow information was as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Certain cash operating activities
Cash payments for interest	$490	$669	$719
Cash payments for income taxes	329	457	347

Non-cash investing and financing activities
Capital expenditures, accrued at end of period (a)	$124	$167	$123
Issuance of shares in exchange for noncontrolling interest (b)	—	—	367
Non-cash proceeds received for the sale of assets (c)	—	—	194
______________________________
(a)	These amounts represent additions to property and equipment for which we had accrued a corresponding liability in accounts payable.

(b)	On May 31, 2012, we issued 8.7 million shares to Quantum in a non-cash exchange for its interest in TPDI. See Note 16—Noncontrolling Interest.

(c)
During the year ended December 31, 2012, we completed the sale of 38 drilling units to Shelf Drilling.  In connection with the sale transactions, we received net cash proceeds of $568 million and non-cash proceeds in the form of preference shares with an aggregate stated value of $195 million.  We recognized the preference shares at their estimated fair value measured at the time of the sale, in the aggregate amount of $194 million, including the fair value associated with embedded derivatives.  See Note 7—Discontinued Operations.

- 114 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 21—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows:

	December 31, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$2,636	$2,636	$3,243	$3,243
Notes and other loans receivable	15	15	101	101
Restricted cash investments	377	394	621	649
Long-term debt, including current maturities	10,092	9,778	10,702	11,784
Derivative instruments, assets	15	15	—	—

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At December 31, 2014 and 2013, the aggregate carrying amount of our cash equivalents was $1.7 billion and $2.3 billion, respectively.

Notes and other loans receivable—We hold certain notes and other loans receivable, which originated in connection with certain asset dispositions and supplier advances.  The carrying amount represents the amortized cost of our investments.  We measured the estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings of the borrowers.  At December 31, 2014, the aggregate carrying amount of our notes receivable and other loans receivable was $15 million, recorded in other assets.  At December 31, 2013, the aggregate carrying amount of our notes receivable and other loans receivable was $101 million, including $6 million and $95 million recorded in other current assets and other assets, respectively.

Restricted cash investments—The carrying amount of the Eksportfinans Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At December 31, 2014 and 2013, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $369 million and $591 million, respectively.  At December 31, 2014 and 2013, the estimated fair value of the Eksportfinans Restricted Cash Investments was $386 million and $619 million, respectively.

The carrying amount of the restricted cash investments for certain contingent obligations approximates fair value due to the short term nature of the instruments in which the restricted cash investments are held.  At December 31, 2014, the aggregate carrying amount of the restricted cash investments for certain contingent obligations was $8 million.  At December 31, 2013, the aggregate carrying amount of the restricted cash investments for the ADDCL Credit Facilities and certain contingent obligations was $30 million.

Debt—We measured the estimated fair value of our fixed-rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At December 31, 2014 and 2013, the aggregate carrying amount of our fixed-rate debt was $10.1 billion and $10.5 billion, respectively.  At December 31, 2014 and 2013, the aggregate estimated fair value of our fixed-rate debt was $9.8 billion and $11.6 billion, respectively.

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

- 115 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Labor agreements—We require highly skilled personnel to operate our drilling units.  We conduct extensive personnel recruiting, training and safety programs.  At December 31, 2014, we had approximately 13,100 employees, including approximately 1,000 persons engaged through contract labor providers.  Approximately 30 percent of our total workforce, working primarily in Angola, the U.K., Nigeria, Norway, Australia and Brazil are represented by, and some of our contracted labor work under, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations apply to all offshore employees not just the union members.

- 116 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 23—Operating Segments, Geographic Analysis and Major Customers

Operating segments—We operate in a single, global market for the provision of contract drilling services to our customers.  The location of our rigs and the allocation of our resources to build or upgrade rigs are determined by the activities and needs of our customers.

Geographic analysis—Operating revenues for our continuing operations by country were as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Operating revenues
U.S.	$2,289	$2,382	$2,472
U.K.	1,194	1,181	1,028
Norway	1,036	1,208	1,174
Brazil	651	855	1,114
Other countries (a)	4,004	3,623	3,157
Total operating revenues	$9,174	$9,249	$8,945
______________________________
(a)	Other countries represents countries in which we operate that individually had operating revenues representing less than 10 percent of total operating revenues earned.

Long-lived assets of our continuing operations by country were as follows (in millions):

	December 31,
	2014	2013
Long-lived assets
U.S.	$7,080	$6,996
Norway	1,952	2,091
Other countries (a)	12,506	12,620
Total long-lived assets	$21,538	$21,707
______________________________
(a)	Other countries represents countries in which we operate that individually had long-lived assets representing less than 10 percent of total long-lived assets.

A substantial portion of our assets are mobile.  Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.  Although we are organized under the laws of Switzerland, we do not conduct any operations and do not have operating revenues in Switzerland.  At December 31, 2014 and 2013, the aggregate carrying amount of our long-lived assets located in Switzerland was $3 million and $6 million, respectively.

Our international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances or other market disrupting events, expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which we operate.

Major customers—For the year ended December 31, 2014, Chevron Corporation and BP accounted for approximately 11 percent and nine percent, respectively, of our consolidated operating revenues from continuing operations.  For the year ended December 31, 2013, Chevron Corporation and BP accounted for approximately 12 percent and 10 percent, respectively, of our consolidated operating revenues from continuing operations.  For the year ended December 31, 2012, Chevron Corporation, BP and Petrobras accounted for approximately 11 percent, 11 percent and 10 percent, respectively, of our consolidated operating revenues from continuing operations.

- 117 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

The following tables include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis (in millions):

	Year ended December 31, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$9,181	$(7)	$9,174
Cost and expenses	25	17	6,448	(7)	6,483
Loss on impairment	—	—	(4,043)	—	(4,043)
Loss on disposal of assets, net	—	—	(26)	—	(26)
Operating loss	(25)	(17)	(1,336)	—	(1,378)

Other income (expense), net
Interest income (expense), net	(10)	(575)	141	—	(444)
Equity in earnings	(1,878)	(1,246)	—	3,124	—
Other, net	—	38	(16)	—	22
	(1,888)	(1,783)	125	3,124	(422)
Loss from continuing operations before income tax expense	(1,913)	(1,800)	(1,211)	3,124	(1,800)
Income tax expense	—	—	146	—	146
Loss from continuing operations	(1,913)	(1,800)	(1,357)	3,124	(1,946)
Loss from discontinued operations, net of tax	—	(13)	(7)	—	(20)

Net loss	(1,913)	(1,813)	(1,364)	3,124	(1,966)
Net loss attributable to noncontrolling interest	—	—	(53)	—	(53)
Net loss attributable to controlling interest	(1,913)	(1,813)	(1,311)	3,124	(1,913)

Other comprehensive income (loss) before income taxes	9	(76)	(88)	—	(155)
Income taxes related to other comprehensive loss	—	—	13	—	13
Other comprehensive income (loss), net of income taxes	9	(76)	(75)	—	(142)

Total comprehensive loss	(1,904)	(1,889)	(1,439)	3,124	(2,108)
Total comprehensive loss attributable to noncontrolling interest	—	—	(53)	—	(53)
Total comprehensive loss attributable to controlling interest	$(1,904)	$(1,889)	$(1,386)	$3,124	$(2,055)

- 118 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Year ended December 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$9,233	$16	$9,249
Cost and expenses	29	9	6,904	16	6,958
Loss on impairment	—	—	(81)	—	(81)
Gain on disposal of assets, net	—	—	7	—	7
Operating income (loss)	(29)	(9)	2,255	—	2,217

Other income (expense), net
Interest income (expense), net	(15)	(538)	21	—	(532)
Equity in earnings	1,450	2,112	—	(3,562)	—
Other, net	1	(15)	(15)	—	(29)
	1,436	1,559	6	(3,562)	(561)
Income from continuing operations before income tax expense	1,407	1,550	2,261	(3,562)	1,656
Income tax expense	—	—	258	—	258
Income from continuing operations	1,407	1,550	2,003	(3,562)	1,398
Gain (loss) from discontinued operations, net of tax	—	(97)	106	—	9

Net Income	1,407	1,453	2,109	(3,562)	1,407
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to controlling interest	1,407	1,453	2,109	(3,562)	1,407

Other comprehensive income before income taxes	3	238	19	—	260
Income taxes related to other comprehensive loss	—	—	2	—	2
Other comprehensive income, net of income taxes	3	238	21	—	262

Total comprehensive income	1,410	1,691	2,130	(3,562)	1,669
Total comprehensive income attributable to noncontrolling interest	—	—	3	—	3
Total comprehensive income attributable to controlling interest	$1,410	$1,691	$2,127	$(3,562)	$1,666

	Year ended December 31, 2012
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$5	$8,962	$(22)	$8,945
Cost and expenses	54	16	7,215	(22)	7,263
Loss on impairment	—	—	(118)	—	(118)
Gain on disposal of assets, net	—	—	36	—	36
Operating income (loss)	(54)	(11)	1,665	—	1,600

Other income (expense), net
Interest expense, net	(12)	(576)	(79)	—	(667)
Equity in earnings	(153)	402	—	(249)	—
Other, net	—	(4)	(45)	—	(49)
	(165)	(178)	(124)	(249)	(716)
Income (loss) from continuing operations before income tax expense	(219)	(189)	1,541	(249)	884
Income tax expense	—	—	52	—	52
Income (loss) from continuing operations	(219)	(189)	1,489	(249)	832
Loss from discontinued operations, net of tax	—	—	(1,043)	—	(1,043)

Net income (loss)	(219)	(189)	446	(249)	(211)
Net income attributable to noncontrolling interest	—	—	8	—	8
Net income (loss) attributable to controlling interest	(219)	(189)	438	(249)	(219)

Other comprehensive income (loss) before income taxes	(5)	(31)	35	—	(1)
Income taxes related to other comprehensive loss	—	—	(7)	—	(7)
Other comprehensive income (loss), net of income taxes	(5)	(31)	28	—	(8)

Total comprehensive income (loss)	(224)	(220)	474	(249)	(219)
Total comprehensive income attributable to noncontrolling interest	—	—	8	—	8
Total comprehensive income (loss) attributable to controlling interest	$(224)	$(220)	$466	$(249)	$(227)

- 119 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	December 31, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$16	$842	$1,777	$—	$2,635
Other current assets	12	757	5,228	(2,631)	3,366
Total current assets	28	1,599	7,005	(2,631)	6,001

Property and equipment, net	—	—	21,538	—	21,538
Goodwill	—	—	—	—	—
Investment in affiliates	13,952	30,639	—	(44,591)	—
Other assets	—	3,899	25,883	(28,908)	874
Total assets	13,980	36,137	54,426	(76,130)	28,413

Liabilities and equity
Debt due within one year	—	898	135	—	1,033
Other current liabilities	287	473	4,608	(2,631)	2,737
Total current liabilities	287	1,371	4,743	(2,631)	3,770

Long-term debt	—	21,486	16,481	(28,908)	9,059
Other long-term liabilities	22	280	1,289	—	1,591
Total long-term liabilities	22	21,766	17,770	(28,908)	10,650

Commitments and contingencies
Redeemable noncontrolling interest	—	—	11	—	11

Total equity	13,671	13,000	31,902	(44,591)	13,982
Total liabilities and equity	$13,980	$36,137	$54,426	$(76,130)	$28,413

	December 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$4	$1,617	$1,622	$—	$3,243
Other current assets	22	1,302	4,607	(2,402)	3,529
Total current assets	26	2,919	6,229	(2,402)	6,772

Property and equipment, net	—	—	21,707	—	21,707
Goodwill	—	—	2,987	—	2,987
Investment in affiliates	16,914	31,308	—	(48,222)	—
Other assets	—	1,190	19,954	(20,064)	1,080
Total assets	16,940	35,417	50,877	(70,688)	32,546

Liabilities and equity
Debt due within one year	—	—	323	—	323
Other current liabilities	214	526	4,893	(2,402)	3,231
Total current liabilities	214	526	5,216	(2,402)	3,554

Long-term debt	—	18,759	11,684	(20,064)	10,379
Other long-term liabilities	35	232	1,661	—	1,928
Total long-term liabilities	35	18,991	13,345	(20,064)	12,307

Commitments and contingencies

Total equity	16,691	15,900	32,316	(48,222)	16,685
Total liabilities and equity	$16,940	$35,417	$50,877	$(70,688)	$32,546

- 120 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Year ended December 31, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$801	$1,362	$57	$—	$2,220

Cash flows from investing activities
Capital expenditures	—	—	(2,165)	—	(2,165)
Proceeds from disposal of assets, net	—	—	215	—	215
Proceeds from disposal of discontinued operations, net	—	—	35	—	35
Proceeds from repayment of notes receivable	—	—	101	—	101
Investing activities with affiliates, net	—	(2,520)	(379)	2,899	—
Other, net	—	—	(14)	—	(14)
Net cash used in investing activities	—	(2,520)	(2,207)	2,899	(1,828)

Cash flows from financing activities
Repayments of debt	—	—	(539)	—	(539)
Proceeds from restricted cash investments	—	—	176	—	176
Deposits to restricted cash investments	—	—	(20)	—	(20)
Distribution of qualifying additional paid-in capital	(1,018)	—	—	—	(1,018)
Proceeds from sale of noncontrolling interest	—	—	443	—	443
Financing activities with affiliates, net	236	389	2,274	(2,899)	—
Other, net	(7)	(6)	(29)	—	(42)
Net cash provided by (used in) financing activities	(789)	383	2,305	(2,899)	(1,000)

Net increase (decrease) in cash and cash equivalents	12	(775)	155	—	(608)
Cash and cash equivalents at beginning of period	4	1,617	1,622	—	3,243
Cash and cash equivalents at end of period	$16	$842	$1,777	$—	$2,635

	Year ended December 31, 2013
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(51)	$(661)	$2,630	$—	$1,918

Cash flows from investing activities
Capital expenditures	—	—	(2,238)	—	(2,238)
Proceeds from disposal of assets, net	—	—	174	—	174
Proceeds from disposal of discontinued operations, net	—	—	204	—	204
Proceeds from sale of preference shares	—	185	—	—	185
Investing activities with affiliates, net	—	(1,461)	(1,100)	2,561	—
Other, net	—	—	17	—	17
Net cash used in investing activities	—	(1,276)	(2,943)	2,561	(1,658)

Cash flows from financing activities
Repayments of debt	—	(562)	(1,130)	—	(1,692)
Proceeds from restricted cash investments	—	—	298	—	298
Deposits to restricted cash investments	—	—	(119)	—	(119)
Distribution of qualifying additional paid-in capital	(606)	—	—	—	(606)
Financing activities with affiliates, net	643	978	940	(2,561)	—
Other, net	(6)	(17)	(9)	—	(32)
Net cash provided by (used in) financing activities	31	399	(20)	(2,561)	(2,151)

Net decrease in cash and cash equivalents	(20)	(1,538)	(333)	—	(1,891)
Cash and cash equivalents at beginning of period	24	3,155	1,955	—	5,134
Cash and cash equivalents at end of period	$4	$1,617	$1,622	$—	$3,243

- 121 -.

Index

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

Note 25—Related Party Transactions

Quantum Pacific Management Limited—On October 18, 2007, one of our subsidiaries acquired a 50 percent interest in TPDI, an entity formed to operate two Ultra-Deepwater Floaters, Dhirubhai Deepwater KG1 and Dhirubhai Deepwater KG2.  Until May 31, 2012, Quantum held the remaining 50 percent interest in TPDI.  Quantum had the unilateral right to exchange its interest in TPDI for our shares or cash, at its election, measured at an amount based on an appraisal of the fair value of the drillships that are owned by TPDI, subject to certain adjustments.  During the year ended December 31, 2012, Quantum exercised its rights under the put option agreement electing to exchange its interest in TPDI for our shares.  We issued 8.7 million shares to Quantum, and as a result, TPDI became our wholly-owned subsidiary.  In the year ended December 31, 2012, under the terms of the put option agreement, we made a cash payment of $72 million to Quantum to settle TPDI’s working capital.  See Note 16—Noncontrolling Interest.

- 122 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 26—Quarterly Results (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2014
Operating revenues	$2,339	$2,328	$2,270	$2,237
Operating income (loss) (a)	672	765	(2,168)	(647)
Income (loss) from continuing operations (a)	474	604	(2,262)	(762)
Net income (loss) (a) (b)	466	597	(2,263)	(766)
Net income (loss) attributable to controlling interest (a) (b)	456	587	(2,217)	(739)
Per share earnings (loss) from continuing operations
Basic	$1.27	$1.63	$(6.12)	$(2.03)
Diluted	$1.27	$1.63	$(6.12)	$(2.03)
Weighted-average shares outstanding
Basic	361	362	362	362
Diluted	361	362	362	362

2013
Operating revenues	$2,184	$2,364	$2,449	$2,252
Operating income (c)	479	605	738	398
Income from continuing operations (c)	318	322	540	220
Net income (c) (d)	313	311	548	235
Net income attributable to controlling interest (c) (d)	321	307	546	233
Per share earnings from continuing operations
Basic	$0.89	$0.87	$1.48	$0.60
Diluted	$0.89	$0.87	$1.48	$0.60
Weighted-average shares outstanding
Basic	360	360	360	361
Diluted	360	360	361	361
______________________________
(a)
First quarter and third quarter included a loss of $3 million associated with loss contingencies and a gain of $22 million associated with insurance recoveries, net, respectively, related to Macondo well incident.  First, third and fourth quarters included an aggregate loss of $268 million associated with the impairment of certain drilling units classified as assets held for sale.  Third quarter included a loss of $788 million associated with the impairment of the Deepwater Floater asset group.  Third quarter and fourth quarter included an aggregate loss of $3.0 billion associated with the impairment of the remaining balance of our goodwill.  See Note 5—Impairments, Note 10—Drilling Fleet and Note 15-Commitments and Contingencies.

(b)	First quarter included a loss of $10 million associated with the disposal of assets of our discontinued operations. See Note 7—Discontinued Operations.

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

(d)
First, second, third and fourth quarters included aggregate gains of $15 million, $3 million, $31 million and $5 million, respectively, associated with the disposal of assets of our discontinued operations.  See Note 7—Discontinued Operations.

Note 27—Subsequent Events

Distributions of qualifying additional paid-in capital—On February 15, 2015, our board of directors announced its recommendation that our shareholders at the 2015 annual general meeting approve a distribution of qualifying additional paid-in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  If approved, we expect that the dividend installments will be paid in June 2015, September 2015, December 2015 and March 2016.

Macondo well incident insurance coverage—On February 13, 2015, the Texas Supreme Court issued its answer to one of the Fifth Circuit’s questions by determining that BP is not entitled to coverage under certain of our insurance policies for damages arising from subsurface pollution because BP assumed, and we did not assume, liability for such claims.

- 123 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 28—Supplemental Disclosures Required by Swiss Law

Security ownership of board members and executive officers—In the Transocean Ltd. statutory financial statements, we have presented the security ownership of members of our board of directors and members of our executive management team.  See Transocean Ltd. Statutory Financial Statements—Notes to Statutory Financial Statements—Note 6—Share Ownership.

Risk assessment—In the Transocean Ltd. statutory financial statements, we have presented our risk assessment.  See Transocean Ltd. Statutory Financial Statements—Notes to Statutory Financial Statements—Note 10—Risk Assessment.

- 124 -.

Index

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a-15 and 15d-15, were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report.

Item 9B.	Other Information

None.

- 125 -.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2014 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2014.  Certain information with respect to our executive officers is set forth in Item 4 of this annual report under the caption “Executive Officers of the Registrant.”

- 126 -.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)           Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Index to Financial Statements

Financial statements of unconsolidated subsidiaries are not presented herein because such subsidiaries do not meet the significance test.

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at beginning of period	Charge to cost and expenses	Charge to other accounts -describe	Deductions -describe		Balance at end of period

Year ended December 31, 2012
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$28	$—	$—	$8	(a)	$20
Allowance for obsolete materials and supplies	73	8	—	15	(b)	66
Valuation allowance on deferred tax assets	183	28	—	1	(c)	210

Year ended December 31, 2013
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$20	$—	$—	$6	(a)	$14
Allowance for obsolete materials and supplies	66	17	—	3	(b)	80
Valuation allowance on deferred tax assets	210	37	—	—		247

Year ended December 31, 2014
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$14	$—	$—	$—		$14
Allowance for obsolete materials and supplies	80	29	—	—		109
Valuation allowance on deferred tax assets	247	93	—	—		340

______________________________
(a)	Uncollectible accounts receivable written off, net of recoveries.

(b)	Amount related to sale of rigs and related equipment.

(c)	Primarily due to reassessments of valuation allowances against future operations.

Other schedules are omitted either because they are not required or are not applicable or because the required information is included in the financial statements or notes thereto.

- 127 -.

Index

(3) Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

3.1
Articles of Association of Transocean Ltd. (incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2014)

3.2
Organizational Regulations of Transocean Ltd. (incorporated by reference to Exhibit 3.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2014)

4.1
Indenture dated as of April 15, 1997 between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997)

4.2
First Supplemental Indenture dated as of April 15, 1997 between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997 (incorporated by reference to Exhibit 4.2 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997)

4.3
Second Supplemental Indenture dated as of May 14, 1999 between Transocean Offshore (Texas) Inc., Transocean Offshore Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Transocean Offshore Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99))

4.4
Third Supplemental Indenture dated as of May 24, 2000 between Transocean Sedco Forex Inc. and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Transocean Sedco Forex Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on May 24, 2000)

4.5
Fourth Supplemental Indenture dated as of May 11, 2001 between Transocean Sedco Forex Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 4.3 to Transocean Sedco Forex Inc.’s Quarterly Report on Form 10-Q (Commission File No. 333-75899) for the quarter ended March 31, 2001)

4.6
Fifth Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Transocean Ltd.’s Current Report on Form 8-K filed on December 19, 2008)

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

4.9
Officers’ Certificate establishing the terms of the 7.50% Note due April 15, 2031 (incorporated by reference to Exhibit 4.3 to Transocean Sedco Forex Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on April 9, 2001)

4.11
Officers’ Certificate establishing the terms of the 7.375% Notes due 2018 (incorporated by reference to Exhibit 4.14 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the fiscal year ended December 31, 2001)

4.12
Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc. (incorporated by reference to Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed on October 30, 1997); First Supplemental Indenture dated as of June 23, 2000 (incorporated by reference to Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 1-5471) for the quarter ended June 30, 2000); Second Supplemental Indenture dated as of November 20, 2001 (incorporated by reference to Exhibit 4.2 to GlobalSantaFe Corporation’s Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004)

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

- 128 -.

Index

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

4.26
Credit Agreement dated June 30, 2014 among Transocean Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and DNB Bank, ASA, New York Branch, as co-syndication agents, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 2, 2014)

4.27
Guarantee Agreement dated June 30, 2014 among Transocean Ltd. and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement (incorporated by reference to Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 2, 2014)

10.1
Tax Sharing Agreement between Sonat Inc. and Sonat Offshore Drilling Inc. dated June 3, 1993 (incorporated by reference to Exhibit 10-(3) to Sonat Offshore Drilling Inc.’s Form 10-Q (Commission File No. 001-07746) for the quarter ended June 30, 1993)

10.2
Nomination and Standstill Agreement dated as of November 10, 2013 by and between Transocean Ltd., High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Samuel Merksamer and Vincent Intrieri (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 12, 2013)

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

- 129 -.

Index

*	10.5
Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.10 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 1999)

*	10.6
GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001 and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001 (incorporated by reference to Exhibit 10.33 to the GlobalSantaFe Corporation Annual Report on Form 10‑K for the year ended December 31, 2004)

*	10.7
Amendment to Transocean Inc. Deferred Compensation Plan (incorporate by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 29, 2005)

*	10.8
Sedco Forex Employees Option Plan of Transocean Sedco Forex Inc. effective December 31, 1999 (incorporated by reference to Exhibit 4.5 to Transocean Sedco Forex Inc.’s Registration Statement on Form S-8 (Registration No. 333-94569) filed on January 13, 2000)

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
1999 Director Long-Term Incentive Plan of R&B Falcon Corporation (incorporated by reference to Exhibit 99.B to R&B Falcon Corporation’s Proxy Statement (Commission File No. 001-13729) dated April 13, 1999)

10.14
Master Separation Agreement dated February 4, 2004 by and among Transocean Inc., Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 99.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on March 3, 2004)

10.15
Tax Sharing Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 99.3 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on March 3, 2004)

10.16
Amended and Restated Tax Sharing Agreement effective as of February 4, 2004 between Transocean Holdings Inc. and TODCO (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on November 30, 2006)

*	10.17
Form of 2004 Performance-Based Nonqualified Share Option Award Letter (incorporated by reference to Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005)

*	10.18	Form of 2004 Director Deferred Unit Award (incorporated by reference to Exhibit 10.4 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005)

*	10.19
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
Terms and Conditions of the July 2008 Employee Contingent Deferred Unit Award (incorporated by reference to Exhibit 10.1 to Transocean Inc.’s Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2008)

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

- 130 -.

Index

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
GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.8 of GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-73878) filed November 21, 2001)

*	10.39
GlobalSantaFe Corporation 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit A to GlobalSantaFe Corporation’s Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended June 30, 2001)

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

*	10.46	Form of Assignment Memorandum for Executive Officers (incorporated by reference to Exhibit 10.6 to Transocean Ltd.’s Current Report on Form 8-K filed on December 19, 2008)

- 131 -.

Index

10.47
Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to Deepwater Horizon, as amended (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarterly period ended June 30, 2010)

*	10.48	Executive Severance Benefit Policy (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on February 23, 2012)

*	10.49	Agreement with Gregory L. Cauthen (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 10, 2012)

*	10.50	First Amendment to Agreement with Gregory L. Cauthen (incorporated by reference to Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 2, 2012)

*	10.51
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

10.59
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

99.2
Cooperation Guilty Plea Agreement by and among Transocean Deepwater Inc., Transocean Ltd. and the United States (incorporated by reference to Exhibit 99.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 3, 2013)

99.3
Consent Decree by and among Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc. and the United States (incorporated by reference to Exhibit 99.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on January 3, 2013)

99.4
Administrative Agreement by and among Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., Triton Asset Leasing GmbH, Transocean Holdings, LLC and the United States Environmental Protection Agency dated effective as of February 25, 2013 and incorporated herein by reference

†	101.ins	XBRL Instance Document

†	101.sch	XBRL Taxonomy Extension Schema

†	101.cal	XBRL Taxonomy Extension Calculation Linkbase

†	101.def	XBRL Taxonomy Extension Definition Linkbase

- 132 -.

Index

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

- 133 -.

Index

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 25, 2015.

TRANSOCEAN LTD.
By:    /s/ Esa Ikäheimonen
Esa Ikäheimonen
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:    /s/ David Tonnel
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

- 134 -.

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 25, 2015.

Signature	Title

/s/ Ian C. Strachan	Chairman of the Board of Directors and Chief Executive Officer
Ian C. Strachan	(Principal Executive Officer)

*	Vice Chairman of the Board of Directors
Merrill A. “Pete” Miller, Jr.

/s/ Esa Ikäheimonen	Executive Vice President, Chief Financial Officer
Esa Ikäheimonen	(Principal Financial Officer)

/s/ David Tonnel	Senior Vice President, Finance and Controller
David Tonnel	(Principal Accounting Officer)

*	Director
Glyn Barker

*	Director
Vanessa C.L. Chang

*	Director
Frederico F. Curado

*	Director
Chad Deaton

*	Director
Tan Ek Kia

*	Director
Vincent J. Intrieri

*	Director
Samuel Merksamer

*	Director
Martin B. McNamara

*	Director
Edward R. Muller

By: /s/ David Tonnel
(Attorney-in-Fact)

- 135 -.