Form 10-K/A
period 2014-12-31
Transocean Ltd.
filed 2015-03-13
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2014, for its 2015 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Transocean Ltd. is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015 (the “Original Filing”) to provide new Section 906 Certifications for the period ended December 31, 2014. The Company inadvertently referred to the period ended December 31, 2013 in its Certifications provided pursuant to Section 906 in the Original Filing.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Section 302 Certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2, respectively, to this Form 10-K/A.

This Form 10-K/A speaks as of the filing date of the Original Filing, except for the Section 302 and Section 906 Certifications (Exhibits 31.1, 31.2, 32.1 and 32.2), which speak as of the filing date of this Form 10-K/A. Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.  This Form 10-K/A should be read in conjunction with the Original Filing and our other filings with the SEC.

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

- 83 -.

Index

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

During the year ended December 31, 2012, we also completed the sales of the standard jackups GSF Adriatic II, GSF Rig 103, GSF Rig 136, Roger W. Mowell, Transocean Nordic, Transocean Shelf Explorer and Trident 17, along with related equipment.  In the year ended December 31, 2012, in connection with the disposal of these assets, we received aggregate net cash proceeds of $198 million and recognized an aggregate net gain of $74 million ($0.20 per diluted share), which had no tax effect.

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

- 128 -.

Index

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

21	Subsidiaries of Transocean Ltd. (incorporated by reference to Exhibit 21 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2014)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2014)

24	Powers of Attorney (incorporated by reference to Exhibit 24 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2014)

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
Cooperation Guilty Plea Agreement by and among Transocean Deepwater Inc., Transocean Ltd. and the United States (incorporated by reference to Exhibit 99.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 3, 2013)

99.3
Consent Decree by and among Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc. and the United States (incorporated by reference to Exhibit 99.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000‑53533) filed on January 3, 2013)

99.4
Administrative Agreement by and among Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., Triton Asset Leasing GmbH, Transocean Holdings, LLC and the United States Environmental Protection Agency dated effective as of February 25, 2013 and incorporated herein by reference

______________________________
  †              Filed herewith.
     *           Compensatory plan or arrangement.

- 132 -.

Index

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2015.

TRANSOCEAN LTD.

By:    /s/ David Tonnel
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

- 134 -.