Form 10-Q
period 2015-06-30
Transocean Ltd.
filed 2015-08-05
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10‑Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

______________________________

Commission file number 000‑53533

TRANSOCEAN LTD.
(Exact name of registrant as specified in its charter)

Zug, Switzerland	98‑0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Chemin de Blandonnet Vernier, Switzerland	1214
(Address of principal executive offices)	(Zip Code)

+41 (22) 930‑9000
(Registrant's telephone number, including area code)

______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b‑2 of the Exchange Act.
Large accelerated filer ☑    Accelerated filer ☐    Non‑accelerated filer (do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐   No ☑

As of July 28, 2015, 363,553,885 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10‑Q
QUARTER ENDED JUNE 30, 2015

PART I.                  FINANCIAL INFORMATION
Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Operating revenues
Contract drilling revenues	$1,777	$2,278	$3,777	$4,570
Other revenues	107	50	150	97
	1,884	2,328	3,927	4,667
Costs and expenses
Operating and maintenance	197	1,213	1,281	2,482
Depreciation	249	288	540	561
General and administrative	44	63	90	120
	490	1,564	1,911	3,163
Loss on impairment	(890)	—	(1,826)	(65)
Gain (loss) on disposal of assets, net	2	1	(5)	(2)
Operating income	506	765	185	1,437

Other income (expense), net
Interest income	6	15	12	25
Interest expense, net of amounts capitalized	(120)	(112)	(236)	(238)
Other, net	(5)	8	42	6
	(119)	(89)	(182)	(207)
Income (loss) from continuing operations before income tax expense	387	676	3	1,230
Income tax expense	40	72	123	152
Income (loss) from continuing operations	347	604	(120)	1,078
Income (loss) from discontinued operations, net of tax	1	(7)	(1)	(15)

Net income (loss)	348	597	(121)	1,063
Net income attributable to noncontrolling interest	6	10	20	20
Net income (loss) attributable to controlling interest	$342	$587	$(141)	$1,043

Earnings (loss) per share‑basic
Earnings (loss) from continuing operations	$0.93	$1.63	$(0.39)	$2.90
Loss from discontinued operations	—	(0.02)	—	(0.04)
Earnings (loss) per share	$0.93	$1.61	$(0.39)	$2.86

Earnings (loss) per share‑diluted
Earnings (loss) from continuing operations	$0.93	$1.63	$(0.39)	$2.90
Loss from discontinued operations	—	(0.02)	—	(0.04)
Earnings (loss) per share	$0.93	$1.61	$(0.39)	$2.86

Weighted‑average shares outstanding
Basic	363	362	363	362
Diluted	363	362	363	362

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income (loss)	$348	$597	$(121)	$1,063
Net income attributable to noncontrolling interest	6	10	20	20
Net income (loss) attributable to controlling interest	342	587	(141)	1,043

Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	(1)	78	(14)	73

Reclassifications to net income
Components of net periodic benefit costs	5	—	10	6
Gain on derivative instruments	—	—	—	(2)

Other comprehensive income (loss) before income taxes	4	78	(4)	77
Income taxes related to other comprehensive income	—	(3)	(2)	(3)

Other comprehensive income (loss)	4	75	(6)	74
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	4	75	(6)	74

Total comprehensive income (loss)	352	672	(127)	1,137
Total comprehensive income attributable to noncontrolling interest	6	10	20	20
Total comprehensive income (loss) attributable to controlling interest	$346	$662	$(147)	$1,117

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$3,769	$2,635
Accounts receivable, net of allowance for doubtful accounts of $14 at June 30, 2015 and December 31	1,806	2,120
Materials and supplies, net of allowance for obsolescence of $107 and $109 at June 30, 2015 and December 31, 2014, respectively	741	818
Assets held for sale	9	25
Deferred income taxes, net	180	161
Other current assets	214	242
Total current assets	6,719	6,001

Property and equipment	24,708	28,516
Less accumulated depreciation	(5,051)	(6,978)
Property and equipment, net	19,657	21,538
Other assets	597	874
Total assets	$26,973	$28,413

Liabilities and equity
Accounts payable	$585	$784
Accrued income taxes	76	131
Debt due within one year	1,026	1,033
Other current liabilities	1,215	1,822
Total current liabilities	2,902	3,770

Long‑term debt	8,989	9,059
Deferred income taxes, net	188	237
Other long‑term liabilities	1,236	1,354
Total long‑term liabilities	10,413	10,650

Commitments and contingencies
Redeemable noncontrolling interest	10	11

Shares, CHF 15.00 par value, 396,260,487 authorized, 167,617,649 conditionally authorized, 373,830,649 issued at June 30, 2015 and December 31, 2014 and 363,548,290 and 362,279,530 outstanding at June 30, 2015 and December 31, 2014, respectively	5,186	5,169
Additional paid‑in capital	5,596	5,797
Treasury shares, at cost, 2,863,267 held at June 30, 2015 and December 31, 2014	(240)	(240)
Retained earnings	3,208	3,349
Accumulated other comprehensive loss	(410)	(404)
Total controlling interest shareholders' equity	13,340	13,671
Noncontrolling interest	308	311
Total equity	13,648	13,982
Total liabilities and equity	$26,973	$28,413

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	Shares		Amount
Shares
Balance, beginning of period	362	361	$5,169	$5,147
Issuance of shares under share‑based compensation plans	2	1	17	20
Balance, end of period	364	362	$5,186	$5,167
Additional paid‑in capital
Balance, beginning of period			$5,797	$6,784
Share‑based compensation			33	51
Issuance of shares under share‑based compensation plans			(18)	(19)
Reclassification of obligation for distribution of qualifying additional paid‑in capital			(218)	(1,088)
Allocated capital for sale of noncontrolling interest			9	—
Other, net			(7)	(8)
Balance, end of period			$5,596	$5,720
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$3,349	$5,262
Net income (loss) attributable to controlling interest			(141)	1,043
Balance, end of period			$3,208	$6,305
Accumulated other comprehensive loss
Balance, beginning of period			$(404)	$(262)
Other comprehensive income (loss) attributable to controlling interest			(6)	74
Balance, end of period			$(410)	$(188)
Total controlling interest shareholders' equity
Balance, beginning of period			$13,671	$16,691
Total comprehensive income (loss) attributable to controlling interest			(147)	1,117
Share‑based compensation			33	51
Issuance of shares under share‑based compensation plans			(1)	1
Reclassification of obligation for distribution of qualifying additional paid‑in capital			(218)	(1,088)
Allocated capital for sale of noncontrolling interest			9	—
Other, net			(7)	(8)
Balance, end of period			$13,340	$16,764
Noncontrolling interest
Balance, beginning of period			$311	$(6)
Total comprehensive income attributable to noncontrolling interest			20	17
Distributions to holders of noncontrolling interest			(14)	—
Allocated capital for sale of noncontrolling interest			(9)	—
Balance, end of period			$308	$11
Total equity
Balance, beginning of period			$13,982	$16,685
Total comprehensive income (loss)			(127)	1,134
Share‑based compensation			33	51
Issuance of shares under share‑based compensation plans			(1)	1
Reclassification of obligation for distribution of qualifying additional paid‑in capital			(218)	(1,088)
Distributions to holders of noncontrolling interest			(14)	—
Other, net			(7)	(8)
Balance, end of period			$13,648	$16,775

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Cash flows from operating activities
Net income (loss)	$348	$597	$(121)	$1,063
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(3)	(4)	(7)	(8)
Depreciation	249	288	540	561
Share-based compensation expense	14	23	33	51
Loss on impairment	890	—	1,826	65
(Gain) loss on disposal of assets, net	(2)	(1)	5	2
Loss on disposal of assets in discontinued operations, net	—	—	—	10
Deferred income taxes	8	(25)	(90)	(40)
Other, net	16	5	28	17
Changes in deferred revenues, net	(68)	96	(107)	70
Changes in deferred costs, net	59	(18)	116	20
Changes in operating assets and liabilities	(200)	(325)	(386)	(1,039)
Net cash provided by operating activities	1,311	636	1,837	772

Cash flows from investing activities
Capital expenditures	(195)	(351)	(396)	(1,482)
Proceeds from disposal of assets, net	23	10	30	101
Proceeds from disposal of assets in discontinued operations, net	1	22	3	36
Proceeds from repayment of loans and notes receivable	15	98	15	101
Other, net	—	—	—	(15)
Net cash used in investing activities	(156)	(221)	(348)	(1,259)

Cash flows from financing activities
Repayments of debt	(6)	(6)	(69)	(243)
Proceeds from restricted cash investments	—	—	57	107
Deposits to restricted cash investments	—	—	—	(20)
Distributions of qualifying additional paid‑in capital	(55)	(272)	(327)	(474)
Distributions to holders of noncontrolling interest	(7)	—	(14)	—
Other, net	—	(7)	(2)	(9)
Net cash used in financing activities	(68)	(285)	(355)	(639)

Net increase (decrease) in cash and cash equivalents	1,087	130	1,134	(1,126)
Cash and cash equivalents at beginning of period	2,682	1,987	2,635	3,243
Cash and cash equivalents at end of period	$3,769	$2,117	$3,769	$2,117

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Business
Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At June 30, 2015, we owned or had partial ownership interests in and operated 63 mobile offshore drilling units, including 27 Ultra‑Deepwater Floaters, seven Harsh Environment Floaters, six Deepwater Floaters, 13 Midwater Floaters and 10 High‑Specification Jackups.  At June 30, 2015, we also had seven Ultra‑Deepwater drillships and five High‑Specification Jackups under construction or under contract to be constructed.  See Note 9—Drilling Fleet.
On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners LLC ("Transocean Partners"), a Marshall Islands limited liability company, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  See Note 15—Noncontrolling Interest.
Note 2—Significant Accounting Policies
Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission ("SEC").  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 included in our annual report on Form 10‑K filed on February 26, 2015.
Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, assets held for sale, property and equipment, investments, income taxes, contingencies, share‑based compensation, defined benefit pension plans and other postretirement benefits.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.
Fair value measurements—We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three‑level hierarchy, from highest to lowest level of observable inputs, as follows: (1) significant observable inputs, including unadjusted quoted prices for identical assets or liabilities in active markets ("Level 1"), (2) significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets ("Level 2") and (3) significant unobservable inputs, including those that require considerable judgment for which there is little or no market data ("Level 3").  When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though we may have also utilized significant inputs that are more readily observable.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Property and equipment—The carrying amounts of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, are based on our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs.  These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations.  At June 30, 2015, the aggregate carrying amount of our property and equipment represented approximately 73 percent of our total assets.
We compute depreciation using the straight‑line method after allowing for salvage values.  In December 2014, we reduced the salvage values of certain drilling units due to existing market conditions.  In the three and six months ended June 30, 2015, this change in estimate resulted in increased depreciation expense of $14 million ($14 million, or $0.04 per diluted share, net of tax) and $44 million ($42 million, or $0.12 per diluted share, net of tax), respectively.  For the year ending December 31, 2015, we expect this change in estimate to result in increased depreciation expense of approximately $51 million ($49 million, net of tax).
Share‑based compensation—In the three and six months ended June 30, 2015, we recognized share‑based compensation expense of $14 million and $33 million, respectively.  In the three and six months ended June 30, 2014, we recognized share‑based compensation expense of $23 million and $51 million, respectively.
Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three and six months ended June 30, 2015, we capitalized interest costs on construction work in progress of $29 million and $55 million, respectively.  In the three and six months ended June 30, 2014, we capitalized interest costs on construction work in progress of $42 million and $76 million, respectively.
Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current period's presentation.  Such reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.
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
Recently issued accounting standards
Interest—Effective January 1, 2016, we will adopt the accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The update is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted.  At June 30, 2015 and December 31, 2014, the aggregate carrying amount of the debt issue costs related to our recognized debt liabilities was $46 million and $51 million, respectively, recorded in other assets.  We do not expect that our adoption will have a material effect on our condensed consolidated balance sheets or the disclosures contained in our notes to condensed consolidated financial statements.
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
Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update was originally effective for interim and annual periods beginning on or after December 15, 2016, but has since been approved for a one‑year deferral, effective for interim and annual periods beginning on or after December 15, 2017 and permits adoption as early as the original effective date.  We are evaluating the requirements to determine the effect such requirements may have on our revenue recognition policies.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 4—Variable Interest Entities
Consolidated variable interest entities— Angola Deepwater Drilling Company Limited ("ADDCL"), a consolidated Cayman Islands company, and Transocean Drilling Services Offshore Inc. ("TDSOI"), a consolidated British Virgin Islands company, are variable interest entities for which we are the primary beneficiary.  Accordingly, we consolidate the operating results, assets and liabilities of ADDCL and TDSOI.  The carrying amounts associated with our consolidated variable interest entities, after eliminating the effect of intercompany transactions, were as follows (in millions):
	June 30, 2015	December 31, 2014
Assets	$1,250	$1,257
Liabilities	60	74
Net carrying amount	$1,190	$1,183

Note 5—Impairments
Assets held and used—During the three months ended March 31, 2015, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included a reduction in the number of new contract opportunities, recent low dayrate fixtures and contract terminations.  Our Deepwater Floater asset group, in particular, has experienced further declines in projected dayrates and utilization partly caused by more technologically advanced drilling units aggressively competing with less capable drilling units.  As a result of our testing, we determined that the carrying amount of the Deepwater Floater asset group was impaired.  In the six months ended June 30, 2015, we recognized a loss of $507 million ($481 million, or $1.33 per diluted share, net of tax), associated with the impairment of these long‑lived assets, including a loss of $41 million associated with construction in progress for the Deepwater Floater asset group.
During the three months ended June 30, 2015, we identified additional indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included additional customer suspensions of drilling programs and cancellations of contracts, further reduction in the number of new contract opportunities, resulting in reduced dayrate fixtures.  Our Midwater Floater asset group, specifically, experienced further declines in projected dayrates and utilization as drilling activity has sharply declined in the U.K. and Norwegian North Sea, which has accelerated the marginalization of some of the less capable drilling units in this asset group.  As a result of our testing, we determined that the carrying amount of the Midwater Floater asset group was impaired.  In the three and six months ended June 30, 2015, we recognized a loss of $668 million ($653 million, or $1.79 per diluted share, net of tax) associated with the impairment of these long‑lived assets, including a loss of $11 million associated with construction in progress for the Midwater Floater asset group.
In each case, we measured the fair value of the asset group by applying a combination of income and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Our estimates of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.
Assets held for sale—In the three months ended June 30, 2015, we recognized an aggregate loss of $222 million ($144 million, or $0.39 per diluted share, net of tax), associated with the impairment of the Ultra‑Deepwater Floater GSF Explorer, the Deepwater Floater GSF Celtic Sea and the Midwater Floater Transocean Amirante along with related equipment, which were classified as held for sale at the time of impairment.  In the six months ended June 30, 2015, we recognized an aggregate loss of $651 million ($537 million, or $1.48 per diluted share, net of tax), associated with the impairment of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters GSF Aleutian Key, GSF Arctic III, Transocean Amirante and Transocean Legend, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairment of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related equipment to be sold for scrap value.  If we commit to plans to sell additional rigs for scrap value, we may be required to recognize additional losses in future periods associated with the impairment of such assets.
In the six months ended June 30, 2014, we recognized an aggregate loss of $65 million ($0.19 per diluted share), which had no tax effect, associated with the impairment of the Midwater Floater Sedneth 701 and the High‑Specification Jackup GSF Magellan, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for comparable drilling units or a binding sale and purchase agreement for the drilling unit and related equipment.

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
Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  In the six months ended June 30, 2015 and 2014, our estimated annual effective tax rates were 21.6 percent and 13.8 percent, respectively, based on estimated annual income from continuing operations before income taxes, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.
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
Deferred taxes—The valuation allowance for our non‑current deferred tax assets was as follows (in millions):
	June 30, 2015	December 31, 2014
Valuation allowance for non‑current deferred tax assets	$409	$340

The increase in the valuation allowance for our non‑current deferred tax assets was primarily related to the current net operating losses generated in Norway and the U.K. carryforward deductions related to charter payments.
Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):
	June 30, 2015	December 31, 2014
Unrecognized tax benefits, excluding interest and penalties	$279	$265
Interest and penalties	122	120
Unrecognized tax benefits, including interest and penalties	$401	$385

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
Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non‑U.S. tax matters for years prior to 2010.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  Excluding one assessment that was formally dismissed, the authorities issued the following tax assessments: (a) NOK 412 million, equivalent to approximately $52 million, plus interest, related to a 2001 dividend payment and (b) NOK 43 million, equivalent to approximately $5 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  In November 2012, the Norwegian district court in Oslo heard the civil tax case regarding the disputed tax assessment of NOK 684 million related to the migration of our subsidiary.  On March 1, 2013, the Norwegian district court in Oslo overturned the initial civil tax assessment and ruled in our favor, and the tax authorities filed an appeal.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment of NOK 412 million, equivalent to approximately $52 million, but waived all penalties and interest.  On September 12, 2014, we filed an appeal.  We intend to take all other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.
In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of NOK 1.8 billion, equivalent to approximately $229 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  The criminal trial commenced in December 2012.  In May 2013, the Norwegian authorities dropped the financial claim of NOK 1.8 billion against one of our subsidiaries and the criminal case related to the migration case of another subsidiary.  The criminal trial proceedings ended in September 2013.  The Norwegian authorities subsequently suggested, if we were found guilty, that the court assess criminal penalties of NOK 230 million, equivalent to approximately $29 million, against three of our subsidiaries in addition to any civil tax penalties and the financial claim.
On July 2, 2014, the Norwegian district court in Oslo acquitted our three subsidiaries, two external tax attorneys and an external tax advisor of all criminal charges related to the disclosures in our Norwegian tax returns for the years 1999 through 2002 and statutory financial statements for the years ended December 31, 1996 through 2001.  On July 16, 2014, the Norwegian authorities dropped the financial claim of NOK 1.8 billion, equivalent to approximately $229 million, against two of our subsidiaries, fully closing this matter, and on the same date, filed an appeal with respect to the following charges: (a) disclosures in our Norwegian tax returns related to a dividend payment in 2001, (b) disclosures in our Norwegian tax returns related to an intercompany rig sale in 1999 and (c) certain inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 730 million, equivalent to approximately $235 million, including a 75 percent penalty and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  On May 19, 2014, with respect to our Brazilian income tax returns for the years 2009 and 2010, the Brazilian tax authorities issued an aggregate tax assessment of BRL 128 million, equivalent to approximately $41 million, including a 75 percent penalty and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 7—Discontinued Operations
Summarized results of discontinued operations
The summarized results of operations included in income from discontinued operations were as follows (in millions):
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating revenues	$—	$25	$—	$133
Operating and maintenance expense	1	(27)	—	(131)
Loss on disposal of assets in discontinued operations, net	—	—	—	(10)
Income (loss) from discontinued operations before income tax expense	1	(2)	—	(8)
Income tax expense	—	(5)	(1)	(7)
Income (loss) from discontinued operations, net of tax	$1	$(7)	$(1)	$(15)

Standard jackup and swamp barge contract drilling services
Overview—In September 2012, in connection with our efforts to dispose of non-strategic assets and to reduce our exposure to low‑specification drilling units, we committed to a plan to discontinue operations associated with the standard jackup and swamp barge asset groups, components of our contract drilling services operating segment.
Sale transactions with Shelf Drilling—In November 2012, we completed the sale of 38 drilling units to Shelf Drilling Holdings, Ltd. ("Shelf Drilling").  For a transition period following the completion of the sale transactions, we agreed to continue to operate a substantial portion of the standard jackups under operating agreements with Shelf Drilling and to provide certain other transition services to Shelf Drilling.  Under the operating agreements, we agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling agreed to reimburse us for our direct costs and expenses incurred while operating the standard jackups on behalf of Shelf Drilling with certain exceptions.  Amounts due to Shelf Drilling under the operating agreements and transition services agreement may be contractually offset against amounts due from Shelf Drilling.  The costs to us for providing such operating and transition services, including allocated indirect costs, exceeded the amounts we received from Shelf Drilling for providing such services.
Under the operating agreements, we agreed to operate the standard jackups on behalf of Shelf Drilling for periods ranging from nine months to 27 months, until expiration or novation of the underlying drilling contracts by Shelf Drilling, the last of which was completed in January 2015.  Until the expiration or novation of such drilling contracts, we retained possession of the materials and supplies associated with the standard jackups that we operated under the operating agreements.  In the three and six months ended June 30, 2015, we received cash proceeds of $1 million and $3 million, respectively, associated with the sale of equipment and materials and supplies to Shelf Drilling upon expiration or novation of the drilling contracts.  In the three and six months ended June 30, 2014, we received cash proceeds of $22 million and $25 million, respectively, and recognized net gains of $1 million and $2 million, respectively, which had no tax effect, associated with the sale of equipment and materials and supplies to Shelf Drilling upon expiration or novation of the drilling contracts.
For a period through November 2015, we agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.  At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At June 30, 2015 and December 31, 2014, we had $84 million and $91 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 13—Commitments and Contingencies.
Drilling management services
Overview—In February 2014, in connection with our efforts to discontinue non‑strategic operations, we completed the sale of ADTI, which performs drilling management services in the North Sea.  As a result of the sale, we reclassified the results of operations of our drilling management services operating segment to discontinued operations for all periods presented.
Disposition—In the six months ended June 30, 2014, we received net cash proceeds of $11 million associated with the sale of the drilling management services business.  In the three and six months ended June 30, 2014, in connection with the sale, we recognized a net loss of $1 million and $12 million ($0.03 per diluted share), respectively, which had no tax effect.  We also agreed to provide a $15 million working capital line of credit to the buyer through March 2016.  At December 31, 2014, ADTI owed to us borrowings of $15 million outstanding under the working capital line of credit, recorded in other assets.  In May 2015, ADTI repaid the borrowings and terminated the credit agreement.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 8—Earnings (Loss) Per Share
The numerator and denominator used for the computation of basic and diluted per share earnings (loss) from continuing operations were as follows (in millions, except per share data):
	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$341	$341	$594	$594	$(140)	$(140)	$1,058	$1,058
Undistributed earnings allocable to participating securities	(3)	(3)	(4)	(4)	—	—	(9)	(9)
Income (loss) from continuing operations available to shareholders	$338	$338	$590	$590	$(140)	$(140)	$1,049	$1,049

Denominator for earnings (loss) per share
Weighted‑average shares outstanding	363	363	362	362	363	363	362	362
Effect of stock options and other share‑based awards	—	—	—	—	—	—	—	—
Weighted‑average shares for per share calculation	363	363	362	362	363	363	362	362

Per share earnings (loss) from continuing operations	$0.93	$0.93	$1.63	$1.63	$(0.39)	$(0.39)	$2.90	$2.90

In the three and six months ended June 30, 2015, we excluded 3.3 million and 5.3 million share‑based awards, respectively, from the calculation since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2014, we excluded 2.9 million and 2.3 million share‑based awards, respectively, from the calculation since the effect would have been anti-dilutive.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 9—Drilling Fleet
Construction work in progress—For the six months ended June 30, 2015 and 2014, the changes in our construction work in progress, including capital expenditures and capitalized interest, were as follows (in millions):
	Six months ended June 30,
	2015	2014
Construction work in progress, at beginning of period	$2,451	$2,710

Newbuild construction program
Deepwater Invictus (a) (b)	—	477
Deepwater Asgard (a) (b)	—	272
Deepwater Thalassa (c)	53	58
Deepwater Proteus (c)	21	21
Deepwater Conqueror (d)	42	109
Deepwater Pontus (c)	28	83
Deepwater Poseidon (c)	22	80
Transocean Cassiopeia (e)	2	3
Transocean Centaurus (e)	2	2
Transocean Cepheus (e)	2	2
Ultra‑Deepwater drillship TBN1 (f)	6	28
Transocean Cetus (e)	2	2
Transocean Circinus (e)	2	2
Ultra‑Deepwater drillship TBN2 (f)	1	27
Other construction projects and capital additions	213	316
Total capital expenditures	396	1,482
Changes in accrued capital expenditures	(43)	(76)
Impairment of construction work in progress	(52)	—

Property and equipment placed into service
Other property and equipment	(229)	(350)
Construction work in progress, at end of period	$2,523	$3,766
_______________________________
(a)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project had been completed as of June 30, 2015.
(b)	The Ultra‑Deepwater drillships Deepwater Invictus and Deepwater Asgard, commenced operations in July 2014 and August 2014, respectively. The total carrying amount included capitalized costs of $272 million, representing the estimated fair value of construction in progress acquired in connection with our acquisition of Aker Drilling ASA in October 2011.
(c)	Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra‑Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the third quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively.
(d)	Deepwater Conqueror, a newbuild Ultra‑Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.
(e)	Transocean Cassiopeia, Transocean Centaurus, Transocean Cepheus, Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild High‑Specification Jackups under construction at Keppel FELS' shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2018, the third quarter of 2018, the first quarter of 2019, the third quarter of 2019 and the first quarter of 2020, respectively. These delivery expectations reflect the terms of our construction agreements, as amended to delay delivery in consideration of existing market conditions.
(f)	Our two unnamed dynamically positioned Ultra‑Deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2019 and the first quarter of 2020, respectively. These delivery expectations reflect the terms of our construction agreements, as amended to delay delivery in consideration of existing market conditions.

Dispositions—During the six months ended June 30, 2015, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters Discoverer Seven Seas, Sedco 707, Sedco 710 and Sovereign Explorer and the Midwater Floaters C. Kirk Rhein, Jr., GSF Arctic I, GSF Arctic III, Sedco 601, Sedco 700 and Transocean Legend, along with related equipment.  In the three and six months ended June 30, 2015, we received aggregate net cash proceeds of $19 million and $24 million, respectively, and recognized an aggregate net gain of $4 million and $6 million, respectively.  In the three and six months ended June 30, 2015, we received cash proceeds of $4 million and $6 million, respectively, and recognized an aggregate net loss of $2 million and $11 million, respectively, associated with disposals of assets unrelated to rig sales.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

During the six months ended June 30, 2014, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the High‑Specification Jackup GSF Monitor along with related equipment, and in the six months ended June 30, 2014, we received net cash proceeds of $83 million.  In the three and six months ended June 30, 2014, we received cash proceeds of $9 million and $17 million, respectively, and recognized an aggregate net gain of $1 million and an aggregate net loss of $2 million, respectively, associated with the disposal of assets unrelated to rig sales.
During the six months ended June 30, 2015, we committed to a plan to sell the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters GSF Aleutian Key, GSF Arctic III, Transocean Amirante and Transocean Legend along with related equipment.  At June 30, 2015, the aggregate carrying amount of our assets held for sale was $9 million, including the Deepwater Floaters GSF Celtic Sea and Transocean Rather and the Midwater Floaters Falcon 100, GSF Aleutian Key, J.W. McLean, Sedneth 701 and Transocean Amirante, along with related equipment.  At December 31, 2014, the aggregate carrying amount of our assets held for sale was $25 million, including an aggregate carrying amount of $23 million for the Deepwater Floaters Discoverer Seven Seas, Sedco 710 and Sovereign Explorer and the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100, GSF Arctic I, J.W. McLean, Sedco 601, Sedco 700 and Sedneth 701, along with related equipment, and an aggregate carrying amount of $2 million for the then remaining assets of our discontinued operations.
See Note 5—Impairments and Note 7—Discontinued Operations.
Note 10—Debt
Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):
	June 30, 2015	December 31, 2014
4.95% Senior Notes due November 2015 (a)	$895	$898
5.05% Senior Notes due December 2016 (a)	1,000	999
2.5% Senior Notes due October 2017 (a)	749	748
Eksportfinans Loans due January 2018	296	369
6.00% Senior Notes due March 2018 (a)	1,003	1,001
7.375% Senior Notes due April 2018 (a)	247	247
6.50% Senior Notes due November 2020 (a)	916	911
6.375% Senior Notes due December 2021 (a)	1,199	1,199
3.8% Senior Notes due October 2022 (a)	746	745
7.45% Notes due April 2027 (a)	97	97
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	309	309
Capital lease contract due August 2029	603	615
7.5% Notes due April 2031 (a)	599	598
6.80% Senior Notes due March 2038 (a)	999	999
7.35% Senior Notes due December 2041 (a)	300	300
Total debt	10,015	10,092
Less debt due within one year
4.95% Senior Notes due November 2015 (a)	895	898
Eksportfinans Loans due January 2018	108	114
Capital lease contract due August 2029	23	21
Total debt due within one year	1,026	1,033
Total long‑term debt	$8,989	$9,059
_____________________________________
(a)	Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd. Transocean Ltd. has also guaranteed borrowings under the Five‑Year Revolving Credit Facility. Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions. See Note 17—Condensed Consolidating Financial Information.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Scheduled maturities—At June 30, 2015, the scheduled maturities of our debt were as follows (in millions):
Total
Twelve months ending June 30,
2016	$1,026
2017	1,134
2018	2,106
2019	31
2020	34
Thereafter	5,666
Total debt, excluding unamortized discounts, premiums and fair value adjustments	9,997
Total unamortized discounts, premiums and fair value adjustments, net	18
Total debt	$10,015

Five‑Year Revolving Credit Facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the "Five‑Year Revolving Credit Facility").  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default, borrowings are guaranteed by Transocean Ltd. and may be prepaid in whole or in part without premium or penalty.
We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate ("LIBOR") plus a margin (the "Five‑Year Revolving Credit Facility Margin"), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non‑credit enhanced senior unsecured long‑term debt ("Debt Rating"), or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  Effective March 19, 2015, as a result of a reduction of our Debt Rating, the Five‑Year Revolving Credit Facility Margin increased to 1.75 percent from 1.5 percent and the facility fee increased to 0.275 percent from 0.225 percent.  At June 30, 2015, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.
4.95% Senior Notes—In September 2010, we issued $1.1 billion aggregate principal amount of 4.95% Senior Notes due November 2015 (the "4.95% Senior Notes").  We may redeem some or all of the 4.95% Senior Notes at any time at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, and a make‑whole premium.  On June 26, 2015, we announced our intent to redeem the 4.95% Senior Notes.  At June 30, 2015 and December 31, 2014, the aggregate outstanding principal amount of the 4.95% Senior Notes was $893 million.  See Note 18—Subsequent Events.
5.05% Senior Notes, 6.375% Senior Notes and 7.35% Senior Notes—In December 2011, we issued $1.0 billion aggregate principal amount of 5.05% Senior Notes due December 2016 (the "5.05% Senior Notes"), $1.2 billion aggregate principal amount of 6.375% Senior Notes due December 2021 (the "6.375% Senior Notes") and $300 million aggregate principal amount of 7.35% Senior Notes due December 2041 (the "7.35% Senior Notes").  The interest rates for the notes are subject to adjustment from time to time upon a change to our Debt Rating.  Effective June 15, 2015, as a result of a reduction of our Debt Rating, the interest rates on the 5.05% Senior Notes, the 6.375% Senior Notes and the 7.35% Senior Notes increased 0.5 percent from the stated rate to 5.55 percent, 6.875 percent and 7.85 percent, respectively.  At June 30, 2015, the aggregate outstanding principal amount of the 5.05% Senior Notes, the 6.375% Senior Notes and the 7.35% Senior Notes was $1.0 billion, $1.2 billion and $300 million, respectively.
2.5% Senior Notes and 3.8% Senior Notes—In September 2012, we issued $750 million aggregate principal amount of 2.5% Senior Notes due October 2017 (the "2.5% Senior Notes") and $750 million aggregate principal amount of 3.8% Senior Notes due October 2022 (the "3.8% Senior Notes").  The interest rates for the notes are subject to adjustment from time to time upon a change to our Debt Rating.  Effective April 15, 2015, as a result of a reduction of our Debt Rating, the interest rates on the 2.5% Senior Notes and the 3.8% Senior Notes increased 0.5 percent from the stated rate to 3.0 percent and 4.3 percent, respectively.  At June 30, 2015, the aggregate outstanding principal amount of the 2.5% Senior Notes and the 3.8% Senior Notes was $750 million each.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Eksportfinans Loans—We have borrowings under the Loan Agreement dated September 12, 2008 and the Loan Agreement dated November 18, 2008, between one of our subsidiaries and Eksportfinans ASA (together, the "Eksportfinans Loans").  At June 30, 2015 and December 31, 2014, aggregate borrowings of NOK 2.3 billion and NOK 2.8 billion, respectively, equivalent to approximately $297 million and $370 million, respectively, were outstanding under the Eksportfinans Loans.
The Eksportfinans Loans require collateral to be held by a financial institution through expiration (the "Aker Restricted Cash Investments").  At June 30, 2015 and December 31, 2014, the aggregate principal amount of the Aker Restricted Cash Investments was NOK 2.3 billion and NOK 2.8 billion, respectively, equivalent to approximately $297 million and $370 million, respectively.
Note 11—Derivatives and Hedging
In the six months ended June 30, 2014, we entered into interest rate swaps, which qualified for and we designated as a fair value hedge to reduce our exposure to changes in the fair value of the 6.0% Senior Notes due March 2018 and the 6.5% Senior Notes due November 2020, respectively.  The interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We determined that the hedging relationships qualify for and we have applied the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset the changes in the fair value of the hedged fixed-rate notes.  During the three months ended June 30, 2015, we terminated the interest rate swaps designated as a fair value hedge of the 6.5% Senior Notes, and in the three months ended June 30, 2015, we received an aggregate net cash payment of $24 million in connection with the settlement.
At June 30, 2015, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):
	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount	Fixed or variable rate	Weighted average rate
Interest rate swaps, fair value hedge	$750	Variable	4.86%	$750	Fixed	6%

The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, were as follows (in millions):
		June 30,	December 31,
Balance sheet classification		2015	2014
Interest rate swaps, fair value hedge	Other current assets	$2	$4
Interest rate swaps, fair value hedge	Other assets	4	11

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 12—Postemployment Benefit Plans
Effective January 1, 2015, we froze the benefits of our qualified defined benefit pension plan in the U.S., which covered substantially all U.S. employees, and one of our unfunded supplemental benefit plans.  Including these plans, we have several frozen defined benefit pension plans, both funded and unfunded, that cover certain current and former U.S. employees and certain former directors of our predecessors (the "U.S. Plans").  We also have various defined benefit plans in the U.K., Norway, Nigeria, Egypt and Indonesia that cover certain current and former employees in those areas (the "Non‑U.S. Plans").  Additionally, we maintain several unfunded contributory and noncontributory other postretirement employee benefit plans covering substantially all of our U.S. employees (the "OPEB Plans").
The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):
	Three months ended June 30, 2015				Three months ended June 30, 2014
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$2	$6	$—	$8	$10	$7	$—	$17
Interest cost	16	5	—	21	17	8	—	25
Expected return on plan assets	(21)	(8)	—	(29)	(18)	(8)	—	(26)
Settlements and curtailments	—	—	—	—	(6)	1	—	(5)
Actuarial losses, net	2	3	—	5	5	1	—	6
Net transition obligation	—	1	—	1	—	—	—	—
Prior service cost, net	—	—	—	—	(1)	—	—	(1)
Net periodic benefit costs	$(1)	$7	$—	$6	$7	$9	$—	$16

Funding contributions	$1	$2	$2	$5	$41	$14	$—	$55

	Six months ended June 30, 2015				Six months ended June 30, 2014
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$3	$13	$—	$16	$21	$15	$—	$36
Interest cost	32	10	1	43	34	14	1	49
Expected return on plan assets	(43)	(14)	—	(57)	(37)	(15)	—	(52)
Settlements and curtailments	—	—	—	—	(6)	1	—	(5)
Actuarial losses, net	5	5	—	10	10	2	—	12
Net transition obligation	—	1	—	1	—	—	—	—
Prior service cost, net	—	—	—	—	(1)	—	—	(1)
Net periodic benefit costs	$(3)	$15	$1	$13	$21	$17	$1	$39

Funding contributions	$1	$11	$4	$16	$42	$23	$—	$65

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 13—Commitments and Contingencies
Macondo well incident settlement obligations
Overview—On April 22, 2010, the Ultra‑Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  Eleven persons died in, and others were injured as a result of the incident.  At the time of the explosion, Deepwater Horizon was located approximately 41 miles off the coast of Louisiana in Mississippi Canyon Block 252 and was contracted to an affiliate of BP plc (together with its affiliates, "BP").  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the "MDL Court").  A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the U.S. Department of Justice (the "DOJ"), BP, and the Plaintiffs' Steering Committee (the "PSC").
U.S. Department of Justice settlement agreements—On January 3, 2013, we reached an agreement with the DOJ to resolve certain outstanding civil and potential criminal charges against us arising from the Macondo well incident.  As part of this resolution, we agreed to a guilty plea ("Plea Agreement") and a civil consent decree ("Consent Decree") by which, among other things, we agreed to pay $1.4 billion in fines, recoveries and civil penalties, excluding interest, in scheduled installments through February 2017.  In the six months ended June 30, 2015 and 2014, we paid an aggregate installment of $264 million and $472 million, respectively, including interest, towards our obligations under the Plea Agreement and Consent Decree.  At June 30, 2015, we had satisfied our financial obligations under the Consent Decree and had $120 million outstanding under the Plea Agreement.
Macondo well incident contingencies
Overview—During the three months ended June 30, 2015, in connection with the settlements, as further described below, we adjusted our assets and liabilities associated with contingencies resulting from the Macondo well incident.  In the three and six months ended June 30, 2015, we recognized income of $788 million ($735 million, or $2.02 per diluted share, net of tax), recorded as a net reduction to operating and maintenance costs and expenses, including $538 million associated with recoveries from insurance for our previously incurred losses, $125 million associated with partial reimbursement from BP for our previously incurred legal costs, and $125 million associated with a net reduction to certain related contingent liabilities, primarily associated with contingencies that have either been settled or otherwise resolved as a result of settlements with BP and the PSC.  We made such adjustments with corresponding entries to increase accounts receivable by $663 million and decrease other current liabilities by $125 million.  In the three and six months ended June 30, 2015, we received cash proceeds of $445 million from insurance recoveries.  See Note 18—Subsequent Events.
We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2015 and December 31, 2014, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $291 million and $426 million, respectively, recorded in other current liabilities.  The liability for estimated loss contingencies at June 30, 2015, included, among others, the amount we have agreed to pay as a result of our settlement with the PSC, which is subject to approval by the MDL Court (see "—PSC Settlement Agreement" below).  The remaining litigation could result in certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.
We believe the remaining most notable claims against us arising from the Macondo well incident are the potential settlement class opt‑outs from the PSC Settlement Agreement and the claims individual states may have against us for fines, penalties or punitive damages for which we are not indemnified by BP (see "—BP Settlement Agreement" below).
We have also recognized an asset associated with the portion of our estimated losses that we believe is probable of recovery from insurance and for which we had received from underwriters confirmation of expected payment.  At June 30, 2015 and December 31, 2014, the insurance recoverable asset was $93 million, recorded in accounts receivable (see Note 18—Subsequent Events), and $10 million, recorded in other assets, respectively.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see "—Insurance coverage").  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
The Consent Decree resolved the claim by the U.S. for civil penalties under the Clean Water Act.  The Consent Decree did not resolve United States' claim under the Oil Pollution Act ("OPA") for natural resource damages ("NRD") or for removal costs.  However, BP has agreed to indemnify us for NRD and most removal costs as further discussed under "—BP Settlement Agreement" and "—Pending Claims" below.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

BP Settlement Agreement—On May 20, 2015, we entered into a confidential settlement agreement with BP (the "BP Settlement Agreement").  We believe the BP Settlement Agreement resolves all Macondo well-related litigation between BP and us, and the indemnity BP has committed to provide will generally address claims by third parties, including claims for economic and property damages, economic loss and NRD.  However, the indemnity obligations do not extend to fines, penalties, or punitive damages.  The BP Settlement Agreement generally provides that:
▪	BP will pay us $125 million, as noted above, towards the legal costs we have incurred in connection with the Macondo well incident;
▪
BP will indemnify us for compensatory damages, including all natural resource damages and all cleanup and removal costs incurred before the date of the settlement and any future cleanup and removal costs for oil or pollutants originating from the Macondo well;

▪	We will indemnify BP for personal and bodily injury claims of our employees and for any future costs for the cleanup or removal of pollutants stored on the Deepwater Horizon vessel;
▪
BP will no longer attempt to recover as an "additional insured" under our excess liability insurance policies, and BP will be bound to the MDL Court's and Texas Supreme Court's insurance reimbursement rulings for the Macondo well litigation;

▪	BP and we will each release and withdraw all claims we have against each other arising from the Macondo well litigation; and
▪	Neither BP nor we will make statements asserting the other company's conduct was grossly negligent in the Macondo well incident.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed a settlement agreement (the "PSC Settlement Agreement") with the MDL Court finalizing the terms as initially agreed to by us and the PSC in a Term Sheet Agreement on May 20, 2015.  The PSC Settlement Agreement is subject to approval by the MDL Court.  Through the PSC Settlement Agreement, we have agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys' fees, to be allocated between two classes of plaintiffs as follows: (1) private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law (the "Punitive Damages Class"); and (2) private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us.  A court‑appointed neutral representative will allocate the payment between the two classes.  In exchange for these payments, each of the classes will release all respective claims it has against us.  Members of the Punitive Damages Class may opt out of the PSC Settlement Agreement and continue to pursue punitive damages claims against us, but we may terminate the PSC Settlement Agreement if the number of opt outs exceeds the specified threshold amount.
Multidistrict litigation proceeding—Most Macondo well related claims against us have been resolved by our settlements with the DOJ, BP, and the PSC.  There are, however, still pending claims by state governments, potential opt‑outs from the settlement with the PSC, and a number of other parties.  As of June 30, 2015, the MDL Court has completed two trials involving us, and additional litigation and appeals continue.
Phase One trial—The Phase One trial in 2013 addressed fault for the Macondo blowout and resulting oil spill.  The MDL Court's September 2014 Phase One ruling concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that we were negligent and 30 percent at fault; and that Halliburton Company ("Halliburton") was negligent and three percent at fault.
The finding that we were negligent, but not grossly negligent, meant that, subject to a successful appeal, we would not be held liable for punitive damages and that BP was required to honor its contractual agreements to indemnify us for compensatory damages and release its claims against us.  Our settlements with BP and the PSC finally resolve the indemnity and release issues (see "—BP Settlement Agreement" and "—PSC Settlement Agreement") and largely eliminate our risk should these determinations be reversed through the appeal process.
The MDL Court also concluded that we were an "operator" of the Macondo well for purposes of 33 U.S.C. § 2704(c)(3), a provision of the Oil Pollution Act ("OPA") that permits government entities to recover removal costs by owners and operators of a facility or vessel that caused a discharge.  The MDL Court, however, found that "Transocean's liability to government entities for removal costs is ultimately shifted to BP by virtue of contractual indemnity," and BP has agreed to indemnify removal costs through the BP Settlement Agreement (see "—BP Settlement Agreement").
The Phase One ruling did not quantify damages or result in a final monetary judgment.  However, because it is a determination of liability under maritime law, the Phase One ruling is appealable, and we, along with BP, the PSC, Halliburton and the State of Alabama have each appealed or cross-appealed aspects of the ruling.  These appeals have been stayed.  See Note 18—Subsequent Events.
We can provide no assurances as to the outcome of these appeals, as to the timing of any further rulings, or that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.
Pending claims—As of June 30, 2015, approximately 1,398 actions or claims are pending against us, along with other unaffiliated defendants arising from individual complaints as well as putative class-action complaints that were filed in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and other courts.  These claims were originally filed in various state and federal courts, and most have been consolidated in the MDL Court.  We believe our settlement with the PSC, if approved by the MDL Court, will resolve many of these pending actions.  As for any actions not resolved by these settlements, including any remaining personal injury claims, any claims by individuals who opt‑out of the PSC Settlement Agreement, claims by State governments, claims by private environmental groups, and securities actions, we are vigorously defending those claims and pursuing any and all defenses available.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Wrongful death and personal injury claims—As of June 30, 2015, two personal injury claims have not yet been settled.  These claims are not indemnified by BP.
State and other government claims—Claims have been filed against us by over 200 state, local and foreign governments, including the States of Alabama, Florida, Louisiana, Mississippi and Texas; the Mexican States of Veracruz, Quintana Roo, Tamaulipas and Yucatan; the federal government of Mexico and other local governments by and on behalf of multiple towns and parishes.
The MDL Court dismissed damages claims brought under state common and statutory law and subsequently dismissed civil penalty claims brought under state statutory law.  Certain Louisiana parishes appealed the dismissal of their civil penalty claims brought under Louisiana law.  The Fifth Circuit affirmed the MDL Court's dismissal of these claims, and the U.S. Supreme Court denied certiorari.
The state, local and foreign government claims include claims under OPA for economic damages, natural resource damages and removal costs.  As noted above, BP has agreed to indemnify us for these damages (see "—Macondo well incident settlement obligations").    Our settlement with the PSC, if approved by the MDL Court will resolve the punitive damages claims of local governments that do not opt out of the settlement.  However, the States with whom we have not settled may continue to pursue punitive damages claim by appealing the MDL Court's determination that we were not grossly negligent in connection with the blowout.  The OPA claims of the Mexican States of Veracruz, Quintana Roo, Tamaulipas and Yucatan were dismissed for failure to demonstrate that recovery under OPA was authorized by treaty or executive agreement.  The MDL Court subsequently granted summary judgment and the Fifth Circuit upheld the decision on the Mexican States' general maritime law claims on the ground that the federal government of Mexico, rather than the Mexican States, had the proprietary interest in the claims.  Accordingly, we believe we will be indemnified for all OPA claims from the Mexican States through the BP Settlement Agreement.
Citizen suits under environmental statutes—The Center for Biological Diversity (the "Center"), a private environmental group, sued BP and us under multiple federal environmental statutes seeking monetary penalties and injunctive relief.  The MDL Court dismissed all of the claims, and in January 2013, the Fifth Circuit affirmed the dismissal with one exception: the Fifth Circuit remanded to the MDL Court the Center's claim for injunctive relief, but not for penalties, based on BP and our alleged failure to make certain reports about the constituents of oil spilled into the U.S. Gulf of Mexico as required by the Emergency Planning and Community Right‑to‑Know Act of 1986.  In April 2014, BP and we moved for summary judgment and the Center moved for partial summary judgment against BP.  It did not move for partial summary judgment against us, though it purported to reserve its right to do so in the future.  The MDL Court has not indicated when it will rule on the motions.
Federal securities claims—On September 30, 2010, a proposed federal securities class action was filed in the U.S. District Court for the Southern District of New York, naming us, former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement relating to our shareholder meeting in connection with the merger with the acquired company violated Section 14(a) of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 14a‑9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claimed that the acquired company's shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys' fees on behalf of the plaintiff and the proposed class members.  In connection with this action, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors' and officers' liability insurance, subject to a deductible.  On March 11, 2014, the District Court for the Southern District of New York dismissed the claims as time-barred.  Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.  Oral argument has been set for August 18, 2015.
Wreck removal—By letter dated December 6, 2010, the U.S. Coast Guard requested that we formulate and submit a comprehensive oil removal plan to remove any diesel fuel that can be recovered from Deepwater Horizon. We have conducted a survey of the rig wreckage and have confirmed that no diesel fuel remains on the rig.  The U.S. Coast Guard has not requested that we remove the rig wreckage from the sea floor.  In February 2013, the U.S. Coast Guard submitted a request seeking analysis and recommendations as to the potential life of the rig's riser and cofferdam, which are resting on the seafloor, and potential remediation or removal options.  We have insurance coverage for wreck removal for up to 25 percent of Deepwater Horizon's insured value, or $140 million, with any excess wreck removal liability generally covered to the extent of our remaining excess liability limits.  Under the BP Settlement Agreement, we have agreed to indemnify BP for any costs associated with wreck removal.
Insurance coverage—At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, excluding a $15 million deductible and a $50 million self-insured layer through our wholly owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  The first four excess layers have similar coverage and contractual terms, while the $250 million fifth layer is on a different policy form, which varies to some extent from the underlying coverage and contractual terms.  Generally, the policy forms for all layers include coverage for personal injury and fatality claims, subject to reasonableness determinations, of our crew and vendors, for which indemnity agreements are in place as to the latter, actual and compensatory damages, punitive damages and related legal defense costs.  The policy forms for the first four excess layers provide coverage for fines; however, we do not expect payments deemed to be criminal in nature to be covered by any of the layers.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

In May 2010, we received notice from BP claiming an entitlement to unlimited "additional insured" status under our excess liability insurance program.  In response, our wholly owned captive insurance subsidiary and our first four excess layer insurers filed declaratory judgment actions in May 2010 seeking a declaration that they have limited additional insured obligations to BP.  The MDL Court ruled that BP's coverage rights are limited to the scope of our indemnification of BP in the drilling contract, and the Texas Supreme Court later made the same ruling.  Under the BP Settlement Agreement, BP has agreed to accept the rulings of the MDL Court and Texas Supreme Court for purposes of this litigation and to discontinue its attempts to recover as an additional insured under our liability insurance policies (see "—BP Settlement Agreement").  Accordingly, consistent with the rulings of the MDL Court and Texas Supreme Court, we have recognized and confirmed recovery of insurance proceeds through the fourth layer, which is now exhausted.
We have asserted claims to an additional $250 million of insurance coverage in the fifth layer of excess coverage comprised of Bermuda market insurers ("Bermuda Insurers").  The Bermuda Insurers have, in turn, commenced discussions regarding applicability of coverage.
Other legal proceedings
Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs' employment in drilling activities between 1965 and 1986.  The complaints generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling-related products that contained asbestos.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  After ten years of litigation, this group of cases has been winnowed to the point where now only 15 plaintiffs' individual claims remain pending in Mississippi in which we have or may have an interest.
During the year ended December 31, 2014, a group of lawsuits premised on the same allegations as those in Mississippi were filed in Louisiana.  As of June 30, 2015, eight plaintiffs have claims pending against one or more of our subsidiaries in four different lawsuits filed in Louisiana.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
One of our subsidiaries was involved in lawsuits arising out of the subsidiary's involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2015, the subsidiary was a defendant in approximately 672 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 921 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos‑related lawsuits was filed against the subsidiary in 1990.  Through June 30, 2015, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary's defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.
Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 435 million, equivalent to approximately $140 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer's Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 546 million, equivalent to approximately $176 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 36 million, equivalent to approximately $12 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities was filed in November 2014 and accepted for review in April 2015.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
Petrobras withholding taxes—In July 2014, we received letters from Petróleo Brasileiro S.A. ("Petrobras") informing us that the Brazilian Federal Revenue Service (the "RFB") is assessing Petrobras for withholding taxes presumably due and unpaid on payments made in 2008 and 2009 to beneficiaries domiciled outside of Brazil in connection with the charter agreements related to work performed by its contractors, including us.  Petrobras contracts include a structure for chartering vessels owned by entities not domiciled in Brazil.  Petrobras is challenging such tax assessment and has indicated that, if it loses the tax dispute, it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees that Petrobras is being requested to pay.  Petrobras has informed us that it has received from the RFB notices of deficiencies for BRL 283 million, equivalent to approximately $91 million, excluding penalties, interest and fees, related to work performed by us.  We have informed Petrobras that we believe it has no basis for seeking reimbursement from us, and we intend to vigorously challenge any assertions to the contrary.  Effective January 1, 2015, the Brazilian Government enacted a new law that expressly applies zero rate withholding to charter payments made in connection with a vessel to a beneficiary domiciled outside of Brazil when the agreement is entered into jointly with a services contract to operate the vessel.  All of our charter contracts with Petrobras met the criteria for such withholding.  While the law and ruling are not retroactive, such rulings strengthen Petrobras' argument for challenging the RFB tax assessment.  An unfavorable outcome on these matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
Nigerian Cabotage Act litigation—In October 2007, three of our subsidiaries were each served a Notice and Demand from the Nigeria Maritime Administration and Safety Agency, imposing a two percent surcharge on the value of all contracts performed by us in Nigeria pursuant to the Coastal and Inland Shipping (Cabotage) Act 2003 (the "Cabotage Act").  Our subsidiaries each filed an originating summons in the Federal High Court in Lagos challenging the imposition of this surcharge on the basis that the Cabotage Act and associated levy is not applicable to drilling rigs.  The respondents challenged the competence of the suits on several procedural grounds.  The court upheld the objections and dismissed the suits.  In December 2010, our subsidiaries filed a new joint Cabotage Act suit.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
Other matters—We are involved in various tax matters, various regulatory matters, and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any tax, regulatory, lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.
Other environmental matters
Hazardous waste disposal sites—We have certain potential liabilities under CERCLA and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below.  CERCLA is intended to expedite the remediation of hazardous substances without regard to fault.  Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site.  Liability is strict and can be joint and several.
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
One of our subsidiaries has been ordered by the California Regional Water Quality Control Board ("CRWQCB") to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California.  This site was formerly owned and operated by certain of our subsidiaries.  It is presently owned by an unrelated party, which has received an order to test the property.  We have also been advised that one or more of our subsidiaries is likely to be named by the EPA as a PRP for the San Gabriel Valley, Area 3, Superfund site, which includes this property.  Testing has been completed at the property, but no contaminants of concern were detected.  In discussions with CRWQCB staff, we were advised of their intent to issue us a "no further action" letter, but it has not yet been received.  Based on the test results, we would contest any potential liability.  We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party.  The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
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
Retained risk
Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self‑insured retentions.  At June 30, 2015, the insured value of our drilling rig fleet was approximately $25.0 billion, excluding our rigs under construction.  We generally do not carry commercial market insurance coverage for loss of revenues or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.
Hull and machinery coverage—At June 30, 2015, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also had coverage for an amount equal to 50 percent of a rig's insured value for combined costs incurred to mitigate rig damage, wreck or debris removal and collision liability.  Any excess wreck or debris removal costs and excess collision liability costs are generally covered to the extent of our remaining excess liability coverage.
Excess liability coverage—At June 30, 2015, we carried excess liability coverage of $700 million in the commercial market excluding the deductibles and self‑insured retention noted below, which generally covers offshore risks such as personal injury, third‑party property claims, and third‑party non‑crew claims, including wreck removal and pollution.  Our excess liability coverage had separate $10 million per occurrence deductibles on collision liability claims and $5 million per occurrence deductibles on crew personal injury claims and on other third‑party non‑crew claims.  Through our wholly owned captive insurance company, we retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retained the risk for any liability losses in excess of $750 million.
Other insurance coverage—At June 30, 2015, we also carried $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.
Letters of credit and surety bonds
At June 30, 2015 and December 31, 2014, we had outstanding letters of credit totaling $270 million and $338 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $84 million and $91 million, respectively, that we agreed to maintain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).
As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At June 30, 2015 and December 31, 2014, we had outstanding surety bonds totaling $6 million.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 14—Shareholders' Equity
Distributions of qualifying additional paid‑in capital—In May 2015, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  We do not pay the distribution of qualifying additional paid‑in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2015, we recognized a liability of $218 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid‑in capital.  On June 17, 2015, we paid the first installment in the aggregate amount of $55 million to shareholders of record as of May 29, 2015.  At June 30, 2015, the aggregate carrying amount of the distribution payable was $163 million.
In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable with a corresponding entry to additional paid‑in capital.  On June 18, 2014, we paid the first installment in the aggregate amount of $272 million to shareholders of record as of May 30, 2014.  At December 31, 2014, the aggregate carrying amount of the distribution payable was $272 million.  On March 18, 2015, we paid the final installment in the aggregate amount of $272 million to shareholders of record as of February 20, 2015.
In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four quarterly installments of $0.56 per outstanding share, subject to certain limitations.  On March 19, 2014, we paid the final installment in the aggregate amount of $202 million to shareholders of record as of February 21, 2014.
Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At June 30, 2015 and December 31, 2014, our subsidiary held 7.4 million shares and 8.7 million shares, respectively.
Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, were as follows (in millions):
	Three months ended June 30, 2015			Three months ended June 30, 2014
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(414)	$—	$(414)	$(263)	$—	$(263)
Other comprehensive income before reclassifications	—	—	—	78	—	78
Reclassifications to net income	4	—	4	(3)	—	(3)
Other comprehensive income, net	4	—	4	75	—	75
Balance, end of period	$(410)	$—	$(410)	$(188)	$—	$(188)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(404)	$—	$(404)	$(264)	$2	$(262)
Other comprehensive income (loss) before reclassifications	(11)	—	(11)	73	—	73
Reclassifications to net income	5	—	5	3	(2)	1
Other comprehensive income (loss), net	(6)	—	(6)	76	(2)	74
Balance, end of period	$(410)	$—	$(410)	$(188)	$—	$(188)

Note 15—Noncontrolling interest
In the three and six months ended June 30, 2015, Transocean Partners declared and paid an aggregate distribution of $25 million and $50 million, respectively, to its unitholders, of which $7 million and $14 million, respectively, was paid to the holders of noncontrolling interest and $18 million and $36 million, respectively, was paid to us and was eliminated in consolidation.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 16—Financial Instruments
The carrying amounts and fair values of our financial instruments were as follows (in millions):
	June 30, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$3,769	$3,769	$2,635	$2,635
Notes and other loans receivable	—	—	15	15
Restricted cash investments	304	315	377	394
Long‑term debt, including current maturities	10,015	9,189	10,092	9,778
Derivative instruments, assets	6	6	15	15

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:
Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At June 30, 2015 and December 31, 2014, the aggregate carrying amount of our cash equivalents was $2.7 billion and $1.7 billion, respectively.
Loans receivable—We held certain loans receivable, which originated in connection with certain asset dispositions.  The carrying amount represents the amortized cost of our investments.  We measured the estimated fair value using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit ratings of the borrowers.  At December 31, 2014, the aggregate carrying amount of our loans receivable was $15 million, recorded in other assets.  In May 2015, the borrower repaid the outstanding borrowings under the loans receivable and terminated the credit agreement.
Restricted cash investments—The carrying amount of the Eksportfinans Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At June 30, 2015 and December 31, 2014, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $296 million and $369 million, respectively.  At June 30, 2015 and December 31, 2014, the estimated fair value of the Eksportfinans Restricted Cash Investments was $307 million and $386 million, respectively.
The carrying amount of the restricted cash investments for certain contingent obligations approximates fair value due to the short‑term nature of the instruments in which the restricted cash investments are held.  At June 30, 2015 and December 31, 2014, the aggregate carrying amount of the restricted cash investments for certain contingent obligations was $8 million, recorded in other current liabilities.
Debt—We measured the estimated fair value of our fixed‑rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At June 30, 2015 and December 31, 2014, the aggregate carrying amount of our fixed‑rate debt was $10.0 billion and $10.1 billion, respectively.  At June 30, 2015 and December 31, 2014, the aggregate estimated fair value of our fixed‑rate debt was $9.2 billion and $9.8 billion, respectively.
Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value.  We measured the estimated fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the interest rates and terms of the instruments.
Note 17—Condensed Consolidating Financial Information
Transocean Inc., a wholly owned subsidiary of Transocean Ltd., is the issuer of certain notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd.'s guarantee of debt securities of Transocean Inc. is full and unconditional.  Transocean Ltd. is not subject to any significant restrictions on its ability to obtain funds by dividends, loans or return of capital distributions from its consolidated subsidiaries.
The following tables present condensed consolidating financial information for (a) Transocean Ltd. (the "Parent Guarantor"), (b) Transocean Inc. (the "Subsidiary Issuer"), and (c) the other direct and indirect wholly owned and partially owned subsidiaries of the Parent Guarantor, none of which guarantee any indebtedness of the Subsidiary Issuer (the "Other Subsidiaries").  The condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the subsidiaries operated as independent entities.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

The following tables include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis (in millions):
	Three months ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$1,888	$(4)	$1,884
Cost and expenses	8	2	484	(4)	490
Loss on impairment	—	—	(890)	—	(890)
Gain on disposal of assets, net	—	—	2	—	2
Operating income (loss)	(8)	(2)	516	—	506

Other income (expense), net
Interest income (expense), net	(2)	(198)	86	—	(114)
Equity in earnings	352	442	—	(794)	—
Other, net	—	(11)	6	—	(5)
	350	233	92	(794)	(119)
Income from continuing operations before income tax expense	342	231	608	(794)	387
Income tax expense	—	—	40	—	40
Income from continuing operations	342	231	568	(794)	347
Gain (loss) from discontinued operations, net of tax	—	3	(2)	—	1

Net income	342	234	566	(794)	348
Net income attributable to noncontrolling interest	—	—	6	—	6
Net income attributable to controlling interest	342	234	560	(794)	342

Other comprehensive income before income taxes	—	1	3	—	4
Income taxes related to other comprehensive income	—	—	—	—	—
Other comprehensive income	—	1	3	—	4

Total comprehensive income	342	235	569	(794)	352
Total comprehensive loss attributable to noncontrolling interest	—	—	6	—	6
Total comprehensive income attributable to controlling interest	$342	$235	$563	$(794)	$346

	Three months ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,333	$(5)	$2,328
Cost and expenses	9	1	1,559	(5)	1,564
Loss on impairment
Gain on disposal of assets, net	—	—	1	—	1
Operating income (loss)	(9)	(1)	775	—	765

Other income (expense), net
Interest income (expense), net	(16)	(417)	336	—	(97)
Equity in earnings	612	1,019	—	(1,631)	—
Other, net	—	—	8	—	8
	596	602	344	(1,631)	(89)
Income from continuing operations before income tax expense	587	601	1,119	(1,631)	676
Income tax expense	—	—	72	—	72
Income from continuing operations	587	601	1,047	(1,631)	604
Loss from discontinued operations, net of tax	—	(1)	(6)	—	(7)

Net income	587	600	1,041	(1,631)	597
Net income attributable to noncontrolling interest	—	—	10	—	10
Net income attributable to controlling interest	587	600	1,031	(1,631)	587

Other comprehensive income before income taxes	14	63	1	—	78
Income taxes related to other comprehensive income	—	—	(3)	—	(3)
Other comprehensive income (loss)	14	63	(2)	—	75

Total comprehensive income	601	663	1,039	(1,631)	672
Total comprehensive income attributable to noncontrolling interest	—	—	10	—	10
Total comprehensive income attributable to controlling interest	$601	$663	$1,029	$(1,631)	$662

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Six months ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$3,931	$(4)	$3,927
Cost and expenses	12	4	1,899	(4)	1,911
Loss on impairment	—	—	(1,826)	—	(1,826)
Loss on disposal of assets, net	—	—	(5)	—	(5)
Operating income (loss)	(12)	(4)	201	—	185

Other income (expense), net
Interest income (expense), net	(2)	(359)	137	—	(224)
Equity in earnings (loss)	(127)	174	—	(47)	—
Other, net	—	28	14	—	42
	(129)	(157)	151	(47)	(182)
Income (loss) from continuing operations before income tax expense	(141)	(161)	352	(47)	3
Income tax expense	—	—	123	—	123
Income (loss) from continuing operations	(141)	(161)	229	(47)	(120)
Gain (loss) from discontinued operations, net of tax	—	4	(5)	—	(1)

Net income (loss)	(141)	(157)	224	(47)	(121)
Net income attributable to noncontrolling interest	—	—	20	—	20
Net income (loss) attributable to controlling interest	(141)	(157)	204	(47)	(141)

Other comprehensive income (loss) before income taxes	(2)	(8)	6	—	(4)
Income taxes related to other comprehensive income	—	—	(2)	—	(2)
Other comprehensive income (loss)	(2)	(8)	4	—	(6)

Total comprehensive income (loss)	(143)	(165)	228	(47)	(127)
Total comprehensive loss attributable to noncontrolling interest	—	—	20	—	20
Total comprehensive income (loss) attributable to controlling interest	$(143)	$(165)	$208	$(47)	$(147)

	Six months ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$4,676	$(9)	$4,667
Cost and expenses	18	2	3,152	(9)	3,163
Loss on impairment	—	—	(65)	—	(65)
Gain on disposal of assets, net	—	—	(2)	—	(2)
Operating income (loss)	(18)	(2)	1,457	—	1,437

Other income (expense), net
Interest expense, net	(10)	(278)	75	—	(213)
Equity in earnings	1,071	1,306	—	(2,377)	—
Other, net	—	1	5	—	6
	1,061	1,029	80	(2,377)	(207)
Income from continuing operations before income tax expense	1,043	1,027	1,537	(2,377)	1,230
Income tax expense	—	—	152	—	152
Income from continuing operations	1,043	1,027	1,385	(2,377)	1,078
Gain (loss) from discontinued operations, net of tax	—	3	(18)	—	(15)

Net income	1,043	1,030	1,367	(2,377)	1,063
Net loss attributable to noncontrolling interest	—	—	20	—	20
Net income attributable to controlling interest	1,043	1,030	1,347	(2,377)	1,043

Other comprehensive income before income taxes	12	57	8	—	77
Income taxes related to other comprehensive income	—	—	(3)	—	(3)
Other comprehensive income	12	57	5	—	74

Total comprehensive income	1,055	1,087	1,372	(2,377)	1,137
Total comprehensive income attributable to noncontrolling interest	—	—	20	—	20
Total comprehensive income attributable to controlling interest	$1,055	$1,087	$1,352	$(2,377)	$1,117

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$15	$1,538	$2,216	$—	$3,769
Other current assets	4	775	4,590	(2,419)	2,950
Total current assets	19	2,313	6,806	(2,419)	6,719

Property and equipment, net	—	—	19,657	—	19,657
Investment in affiliates	13,524	31,091	—	(44,615)	—
Other assets	—	4,171	28,182	(31,756)	597
Total assets	13,543	37,575	54,645	(78,790)	26,973

Liabilities and equity
Debt due within one year	—	895	131	—	1,026
Other current liabilities	176	395	3,724	(2,419)	1,876
Total current liabilities	176	1,290	3,855	(2,419)	2,902

Long-term debt	—	23,179	17,566	(31,756)	8,989
Other long-term liabilities	27	278	1,119	—	1,424
Total long-term liabilities	27	23,457	18,685	(31,756)	10,413

Commitments and contingencies
Redeemable noncontrolling interest	—	—	10	—	10

Total equity	13,340	12,828	32,095	(44,615)	13,648
Total liabilities and equity	$13,543	$37,575	$54,645	$(78,790)	$26,973

	December 31, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$16	$842	$1,777	$—	$2,635
Other current assets	12	757	5,228	(2,631)	3,366
Total current assets	28	1,599	7,005	(2,631)	6,001

Property and equipment, net	—	—	21,538	—	21,538
Investment in affiliates	13,952	30,925	—	(44,877)	—
Other assets	—	3,899	25,883	(28,908)	874
Total assets	13,980	36,423	54,426	(76,416)	28,413

Liabilities and equity
Debt due within one year	—	898	135	—	1,033
Other current liabilities	287	473	4,608	(2,631)	2,737
Total current liabilities	287	1,371	4,743	(2,631)	3,770

Long-term debt	—	21,486	16,481	(28,908)	9,059
Other long-term liabilities	22	280	1,289	—	1,591
Total long-term liabilities	22	21,766	17,770	(28,908)	10,650

Commitments and contingencies
Redeemable noncontrolling interest	—	—	11	—	11

Total equity	13,671	13,286	31,902	(44,877)	13,982
Total liabilities and equity	$13,980	$36,423	$54,426	$(76,416)	$28,413

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Six months ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(4)	$(325)	$2,166	$—	$1,837

Cash flows from investing activities
Capital expenditures	—	—	(396)	—	(396)
Proceeds from disposal of assets, net	—	—	30	—	30
Proceeds from disposal of assets in discontinued operations, net	—	—	3	—	3
Proceeds from repayment of notes receivable	—	—	15	—	15
Investing activities with affiliates, net	—	(683)	(1,688)	2,371	—
Net cash used in investing activities	—	(683)	(2,036)	2,371	(348)

Cash flows from financing activities
Repayments of debt	—	—	(69)	—	(69)
Proceeds from restricted cash investments	—	—	57	—	57
Distribution of qualifying additional paid‑in capital	(327)	—	—	—	(327)
Distribution to holders of noncontrolling interest	—	—	(14)	—	(14)
Financing activities with affiliates, net	332	1,704	335	(2,371)	—
Other, net	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities	3	1,704	309	(2,371)	(355)

Net increase (decrease) in cash and cash equivalents	(1)	696	439	—	1,134
Cash and cash equivalents at beginning of period	16	842	1,777	—	2,635
Cash and cash equivalents at end of period	$15	$1,538	$2,216	$—	$3,769

	Six months ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$261	$(546)	$1,057	$—	$772

Cash flows from investing activities
Capital expenditures	—	—	(1,482)	—	(1,482)
Proceeds from disposal of assets, net	—	—	101	—	101
Proceeds from disposal of discontinued operations, net	—	—	36	—	36
Proceeds from repayment of notes receivable	—	—	101	—	101
Investing activities with affiliates, net	—	(151)	132	19	—
Other, net	—	—	(15)	—	(15)
Net cash used in investing activities	—	(151)	(1,127)	19	(1,259)

Cash flows from financing activities
Repayments of debt	—	—	(243)	—	(243)
Proceeds from restricted cash investments	—	—	107	—	107
Deposits to restricted cash investments	—	—	(20)	—	(20)
Distribution of qualifying additional paid‑in capital	(474)	—	—	—	(474)
Financing activities with affiliates, net	217	(122)	(76)	(19)	—
Other, net	(4)	(5)	—	—	(9)
Net cash used in financing activities	(261)	(127)	(232)	(19)	(639)

Net decrease in cash and cash equivalents	—	(824)	(302)	—	(1,126)
Cash and cash equivalents at beginning of period	4	1,617	1,622	—	3,243
Cash and cash equivalents at end of period	$4	$793	$1,320	$—	$2,117

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 18—Subsequent Events
Debt—On July 30, 2015, we redeemed the aggregate principal amount of $893 million of the outstanding 4.95% Senior Notes with an aggregate cash payment of $904 million for the full redemption of the outstanding notes.
Macondo well incident recoveries—At June 30, 2015, in connection with the accounts receivable associated with reimbursement for or recoveries of previously incurred losses, we had recorded accounts receivable of $218 million, including $125 million from BP and $93 million from insurance.  In July 2015, we received payment in full satisfaction of these accounts receivable.
BP Settlement with U.S. and States—On July 2, 2015, BP announced it had reached an agreement in principle to settle certain claims with the U.S.; the States of Alabama, Florida, Louisiana, Mississippi, and Texas; and local governments in the Gulf region.  Among other things, the announced agreement, if finalized and approved by the MDL Court, will resolve the claims of the U.S. and the States for NRD under OPA.  In the BP Settlement Agreement, BP has agreed to indemnify us for all NRD claims, and in the July 2, 2015 agreement, which is still subject to completion, the DOJ and the states that are party to the agreement, have agreed to release any such claims against us.  In light of these facts, we believe that our exposure to any NRD claims is remote.
The appeals to the Phase One ruling are currently stayed pending the finalization of BP's settlement with the U.S. and the States.  When the appeals resume, we expect the State of Alabama to challenge the finding that we were not grossly negligent in connection with the blowout.  However, we believe that pursuant to the terms of the BP Settlement Agreement that BP will indemnify us for the compensatory portion of Alabama's claims.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward‑Looking Information
The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward‑looking statements within the meaning of Section 27A of the United States ("U.S.") Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward‑looking statements in this quarterly report include, but are not limited to, statements about the following subjects:
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

▪	the cost and timing of acquisitions and the proceeds and timing of dispositions,
▪	the optimization of rig‑based spending,
▪	the impact of the Macondo well incident, claims, settlement and related matters,
▪
tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Norway, the United Kingdom ("U.K.") and the U.S.,

▪
legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters,

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company,
▪	effects of accounting changes and adoption of accounting policies, and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.
Forward‑looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:
▪"anticipates"	▪"could"	▪"forecasts"	▪"might"	▪"projects"
▪"believes"	▪"estimates"	▪"intends"	▪"plans"	▪"scheduled"
▪"budgets"	▪"expects"	▪"may"	▪"predicts"	▪"should"
Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under "Item 1A. Risk Factors" included in Part I of our annual report on Form 10‑K for the year ended December 31, 2014,
▪	the adequacy of and access to sources of liquidity,
▪	our inability to obtain drilling contracts for our rigs that do not have contracts,
▪	our inability to renew drilling contracts at comparable dayrates,
▪	operational performance,
▪	the impact of regulatory changes,
▪	the cancellation of drilling contracts currently included in our reported contract backlog,
▪	losses on impairment of long‑lived assets,
▪	shipyard, construction and other delays,
▪	the results of meetings of our shareholders,
▪	changes in political, social and economic conditions,
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, and
▪
other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC website at www.sec.gov.

The foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward‑looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.  All subsequent written and oral forward‑looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward‑looking statements.  Each forward‑looking statement speaks only as of the date of the particular statement.  We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward‑looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward‑looking statement is based.

Business
Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 28, 2015, we owned or had partial ownership interests in and operated 63 mobile offshore drilling units, including 27 Ultra‑Deepwater Floaters, seven Harsh Environment Floaters, six Deepwater Floaters, 13 Midwater Floaters and 10 High‑Specification Jackups.  At July 28, 2015, we also had seven Ultra-Deepwater drillships and five High‑Specification Jackups under construction or under contract to be constructed.
We provide contract drilling services, in a single, global operating segment, which involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  We believe our drilling fleet is one of the most versatile fleets in the world, consisting of floaters and high‑specification jackups used in support of offshore drilling activities and offshore support services on a worldwide basis.
Our contract drilling services operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  Although rigs can be moved from one region to another, the cost of moving rigs and the availability of rig‑moving vessels may cause the supply and demand balance to fluctuate somewhat between regions.  Still, significant variations between regions do not tend to persist long term because of rig mobility.  Our fleet operates in a single, global market for the provision of contract drilling services.  The location of our rigs and the allocation of resources to build or upgrade rigs are determined by the activities and needs of our customers.
On August 5, 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners LLC ("Transocean Partners"), a Marshall Islands limited liability company, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  See Notes to Condensed Consolidated Financial Statements—Note 15—Noncontrolling Interest.
Significant Events
Macondo well incident litigation and settlements and insurance recoveries—On May 20, 2015, we entered into a confidential settlement agreement with BP to settle various disputes remaining between the parties with respect to the Macondo well incident (the "BP Settlement Agreement").  On May 29, 2015, together with the Plaintiff's Steering Committee (the "PSC"), we filed a settlement agreement (the "PSC Settlement Agreement") with the U.S. District Court for the Eastern District of Louisiana (the "MDL Court") through which we have agreed to pay, subject to the MDL Court approval, a total of $212 million, plus up to $25 million for partial reimbursement of attorneys' fees.  During the three months ended June 30, 2015, in connection with the settlements, we adjusted our assets and liabilities associated with contingencies resulting from the Macondo well incident.  In the three and six months ended June 30, 2015, we recognized income of $788 million ($735 million, net of tax), recorded as a net reduction to operating and maintenance costs and expenses, including $538 million associated with recoveries from insurance for our previously incurred losses, $125 million associated with partial reimbursement from BP for our previously incurred legal costs, and $125 million associated with a net reduction to certain related contingent liabilities, either settled, otherwise resolved or increased as a result of such settlements.  In the three and six months ended June 30, 2015, we received cash proceeds of $445 million associated with recoveries from insurance.  In July 2015, we received cash proceeds of $93 million associated with the remaining recoveries from insurance and $125 million associated with the partial reimbursement from BP for previously incurred legal costs.  See '"—Operating Results," "—Liquidity and Capital Resources—Sources and uses of liquidity" and "—Contingencies—Macondo well incident."
Debt redemption—On July 30, 2015, we redeemed the aggregate principal amount of $893 million of the outstanding 4.95% Senior Notes with an aggregate cash payment of $904 million for the full redemption of the notes.  See '"—Liquidity and Capital Resources—Sources and uses of liquidity."
Distributions of qualifying additional paid-in capital—In May 2015, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  On June 17, 2015, we paid the first installment in the aggregate amount of $55 million to shareholders of record as of May 29, 2015.
In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  On June 18, 2014, we paid the first installment in the aggregate amount of $272 million to shareholders of record as of May 30, 2014.  On March 18, 2015, we paid the final installment in the aggregate amount of $272 million to shareholders of record as of February 20, 2015.
In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four quarterly installments, subject to certain limitations.  On March 19, 2014, we paid the final installment in the aggregate amount of $202 million to shareholders of record as of February 21, 2014.
See "—Liquidity and Capital Resources—Sources and uses of liquidity."

Impairments of long‑lived assets—During the six months ended June 30, 2015, we identified indicators that our Deepwater Floater and Midwater Floater asset groups may not be recoverable.  As a result of our impairment testing, in the three and six months ended June 30, 2015, we recognized a loss of $668 million ($653 million, net of tax) and $1.2 billion ($1.1 billion, net of tax) associated with the impairment of these held and used assets.  See "—Operating Results" and Notes to Condensed Consolidated Financial Statements—Note 5—Impairments.
During the six months ended June 30, 2015, we committed to a plan to sell for scrap value the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters GSF Aleutian Key, GSF Arctic III, Transocean Amirante and Transocean Legend along with related equipment.  As a result, we recognized an aggregate loss of $651 million ($537 million, net of tax) associated with the impairment of these held for sale assets.  See "—Operating Results", "—Liquidity and Capital Resources—Drilling fleet" and Notes to Condensed Consolidated Financial Statements—Note 5—Impairments.
Dispositions—During the six months ended June 30, 2015, we completed the sale of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters Discoverer Seven Seas, Sedco 707, Sedco 710 and Sovereign Explorer and the Midwater Floaters C. Kirk Rhein, Jr., GSF Arctic I, GSF Arctic III, Sedco 601, Sedco 700 and Transocean Legend along with related equipment and we received net cash proceeds of $24 million.  During the six months ended June 30, 2014, we completed the sale of the High‑Specification Jackup GSF Monitor along with related equipment and we received net cash proceeds of $83 million.  See "—Liquidity and Capital Resources—Drilling fleet."
Outlook
Drilling market— Although our long-term view of the offshore drilling market remains favorable, particularly for high‑specification assets, we expect the near to medium term to be challenging given weak commodity pricing, coupled with our customers' focus on capital allocation and cost reductions resulting in delays of various exploration and development programs.  The significant and rapid decline in oil and natural gas prices has further accelerated the decline in demand for drilling rigs across all asset classes and regions.  As a result of this decline in demand, we currently expect the pace of executing drilling contracts for the global floater fleet to remain stagnant in the near to medium term, giving rise to excess capacity, lower dayrates and idle time for some rigs.  Additionally, this excess capacity has resulted in some and may result in additional lower capability assets in the industry being permanently retired, ultimately reducing the available supply of drilling rigs.  As of July 15, 2015, the contract backlog for our continuing operations was $18.6 billion compared to $19.9 billion as of April 16, 2015.

Fleet status—As of July 15, 2015, uncommitted fleet rates for the remainder of 2015 and for 2016, 2017, 2018 and 2019 were as follows:
	2015	2016	2017	2018	2019
Uncommitted fleet rate (a)
Ultra‑Deepwater Floaters	36%	50%	58%	74%	77%
Harsh‑Environment Floaters	36%	50%	72%	86%	94%
Deepwater Floaters	33%	79%	100%	100%	100%
Midwater Floaters	42%	80%	100%	100%	100%
High‑Specification Jackups	26%	52%	77%	93%	100%
_______________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

As of July 15, 2015, we had eight existing drilling contracts that had fixed‑price or capped options to extend the contract terms, which are exercisable, at the customer's discretion, any time through their expiration dates.  Customers are more likely to exercise fixed‑price options when dayrates are higher on new contracts relative to existing contracts, and customers are less likely to exercise fixed‑price options when dayrates are lower on new contracts relative to existing contracts.  Given current market conditions, we are uncertain whether these options will be exercised by our customers, and, therefore, we have excluded the effect of priced options in the presentation of our uncommitted fleet rates above.  Additionally, well‑in‑progress or similar provisions of our existing contracts may delay the start of higher or lower dayrates in subsequent contracts, and some of the delays could be significant.
Ultra‑Deepwater Floaters—During the second quarter of 2015, 11 contracts for Ultra‑Deepwater Floaters were entered into worldwide, including our contract extensions for Sedco Express, Deepwater Champion and GSF Development Driller II.  However, availability continues to exceed demand as customers remain focused on capital discipline and cost efficiencies, resulting in further delays to drilling programs and pressure on dayrates and rig utilization into 2016.  As of July 15, 2015, we had 17 of our 27 Ultra-Deepwater Floaters contracted through the end of 2015.
Although we believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will eventually generate additional demand and support our long‑term positive outlook for our Ultra‑Deepwater Floater fleet, we expect reduced dayrates, increased idling of rigs and more intense competition for our floaters in the short term.
Harsh Environment Floaters—Overall demand in the harsh environment areas of the U.K., Norway and Canada has slowed significantly, and we expect this trend to continue in the near term.  As of July 15, 2015, we had four of our seven Harsh Environment Floaters contracted through the end of 2015.
Deepwater Floaters—The Deepwater Floater fleet rig utilization rate for the industry decreased during the second quarter of 2015 with one new contract entered into worldwide.  The pace of tendering and length of contract terms have decreased, and we are experiencing increased competition for each tendering opportunity.  As of July 15, 2015, we had four of our six Deepwater Floaters contracted through the end of 2015.
Midwater Floaters—Customer demand for our Midwater Floater fleet remains stagnant.  Although, we secured additional short‑term work for GSF Rig 140 and Sedco 704 in the second quarter, demand for rigs in this class has sharply declined, which has caused increasing pressure in global rig utilization rates and dayrates for this asset class.  We have also increasingly observed higher capability assets competing with these assets more frequently, which is accelerating the marginalization of some of the industry's rigs in this asset class and may cause some to be permanently retired.  As of July 15, 2015, we had seven of our 13 Midwater Floaters contracted through the end of 2015.
High‑Specification Jackups—Market conditions for High‑Specification Jackups are showing signs of weakness as many newbuilds are delivered and programs are delayed.  The newbuilds are expected to displace older assets with lower capabilities.  During the second quarter, two of our High‑Specification Jackups were awarded contract extensions.  As of July 15, 2015, we had seven of our 10 High‑Specification Jackups contracted through the end of 2015.

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
The contract backlog for our contract drilling services was as follows:
	July 15, 2015	April 16, 2015	February 17, 2015
Contract backlog	(In millions)
Ultra‑Deepwater Floaters	$15,346	$15,944	$16,529
Harsh Environment Floaters	1,241	1,434	1,591
Deepwater Floaters	402	542	673
Midwater Floaters	870	1,251	1,613
High‑Specification Jackups	698	753	834
Total	$18,557	$19,924	$21,240

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog includes amounts associated with our newbuild units that are currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as a waiting‑on‑weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.
Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.
The average daily revenue for our contract drilling services was as follows:
	Three months ended
	June 30, 2015	March 31, 2015	June 30, 2014
Average daily revenue
Ultra‑Deepwater Floaters	$531,400	$534,300	$538,700
Harsh Environment Floaters	513,300	531,300	452,000
Deepwater Floaters	364,000	342,100	371,100
Midwater Floaters	338,800	343,300	363,100
High‑Specification Jackups	172,100	174,400	173,400
Total fleet average daily revenue	399,700	398,100	410,000

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as Midwater Floaters and High‑Specification Jackups are typically contracted at lower dayrates compared to Ultra-Deepwater Floaters, Harsh Environment Floaters and Deepwater Floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal, classification as held for sale or classification as discontinued operations.

Revenue efficiency—Revenue efficiency is defined as actual contract drilling revenues for the measurement period divided by the maximum revenue calculated for the measurement period, expressed as a percentage.  Maximum revenue is defined as the greatest amount of contract drilling revenues the drilling unit could earn for the measurement period, excluding amounts related to incentive provisions.
The revenue efficiency rates for our contract drilling services were as follows:
	Three months ended
	June 30, 2015	March 31, 2015	June 30, 2014
Revenue efficiency
Ultra‑Deepwater Floaters	97%	97%	94%
Harsh Environment Floaters	99%	97%	96%
Deepwater Floaters	100%	96%	95%
Midwater Floaters	95%	91%	97%
High‑Specification Jackups	99%	99%	97%
Total fleet revenue efficiency	97%	96%	95%

Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting‑on‑weather rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We exclude rigs that are not operating under contract, such as those that are stacked.
Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.
The rig utilization rates for our fleet were as follows:
	Three months ended
	June 30, 2015	March 31, 2015	June 30, 2014
Rig utilization
Ultra‑Deepwater Floaters	65%	68%	88%
Harsh Environment Floaters	74%	78%	88%
Deepwater Floaters	71%	85%	62%
Midwater Floaters	89%	85%	64%
High‑Specification Jackups	87%	99%	95%
Total fleet rig utilization	75%	79%	78%

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

Operating Results
Three months ended June 30, 2015 compared to three months ended June 30, 2014
The following is an analysis of our operating results from continuing operations.  See "—Performance and Other Key Indicators" for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.
	Three months ended June 30,
	2015	2014	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	4,437	5,548	(1,111)	(20)%
Average daily revenue	$399,700	$410,000	$(10,300)	(3)%
Revenue efficiency	97%	95%
Rig utilization	75%	78%

Contract drilling revenues	$1,777	$2,278	$(501)	(22)%
Other revenues	107	50	57	n/m
Total revenues	1,884	2,328	(444)	(19)%
Operating and maintenance expense	(197)	(1,213)	1,016	84%
Depreciation expense	(249)	(288)	39	14%
General and administrative expense	(44)	(63)	19	30%
Loss on impairment	(890)	—	(890)	n/m
Gain on disposal of assets, net	2	1	1	100%
Operating income	506	765	(259)	(34)%
Other income (expense), net
Interest income	6	15	(9)	(60)%
Interest expense, net of amounts capitalized	(120)	(112)	(8)	(7)%
Other, net	(5)	8	(13)	n/m
Income from continuing operations before income tax expense	387	676	(289)	(43)%
Income tax expense	(40)	(72)	32	44%
Income from continuing operations	$347	$604	$(257)	(43)%
_______________________________
"n/m" means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the following: (a) approximately $425 million of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $285 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $70 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by increased revenues due to the following: (a) approximately $120 million of increased revenues associated with our two newbuild Ultra‑Deepwater drillships that commenced operations subsequent to June 30, 2014, (b) approximately $110 million of increased revenues resulting from fewer shipyard and mobilization days for the active fleet and (c) approximately $50 million resulting from improved efficiency.
Other revenues increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to approximately $69 million of fees earned in connection with drilling contracts terminated by our customers in the second quarter of 2015.
Costs and expenses—Excluding the favorable effect of $788 million resulting from cost reimbursements from settlements, recoveries from insurance and net adjustments to contingent liabilities associated with the Macondo well incident, operating and maintenance costs and expenses decreased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 by approximately $230 million primarily due to the following: (a) approximately $100 million resulting from rigs sold or classified as held for sale, (b) approximately $75 million resulting from cost reductions for our idle or stacked rigs and (c) approximately $60 million resulting from other reduced costs and expenses, primarily personnel related, both offshore and onshore.  These decreases were partially offset by approximately $30 million of increased costs and expenses associated with our two newbuild Ultra-Deepwater drillships that commenced operations subsequent to June 30, 2014.
Depreciation expense decreased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the following: (a) approximately $52 million of decreased depreciation resulting from rigs sold or classified as held for sale subsequent to June 30, 2014 and (b) approximately $13 million of decreased depreciation resulting from the impairment of our Deepwater Floater asset group.  This decrease was partially offset by the following: (a) approximately $14 million of increased depreciation resulting from the reduction of the salvage values for certain drilling units and (b) approximately $12 million of increased depreciation associated with our two newbuild Ultra‑Deepwater drillships that commenced operations subsequent to June 30, 2014.

General and administrative expense decreased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the following: (a) a decrease of $13 million primarily associated with professional fees and (b) a decrease of $6 million associated with reduced personnel costs.
In the three months ended June 30, 2015, we recognized losses on the impairment of long‑lived assets, including a loss of $668 million associated with the impairment of our Midwater Floater asset group and an aggregate loss of $222 million associated with the impairment of the Ultra‑Deepwater Floater GSF Explorer, Deepwater Floater GSF Celtic Sea and the Midwater Floater Transocean Amirante, along with related equipment, which were classified as assets held for sale at the time of impairment.
Other income and expense—In the three months ended June 30, 2015, we recognized other expense, net primarily due to a loss of $6 million associated with currency exchange.  In the three months ended June 30, 2014, we recognized other income, net primarily due to the following: (a) a gain of $7 million associated with the prepayment of certain notes receivable and (b) a gain of $7 million associated with settlement of litigation related to our dual‑activity patent, partially offset by (c) a loss of $4 million associated with the early termination of our $900 million three‑year secured revolving credit facility.
Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At June 30, 2015 and 2014, our annual effective tax rates were 16.9 percent and 12.6 percent, respectively, based on income (loss) from continuing operations before income taxes, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended June 30, 2015 and 2014, the effect of the various discrete period tax items was a net tax benefit of less than $1 million and $14 million, respectively.  For the three months ended June 30, 2015 and 2014, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 10.3 percent and 10.7 percent, respectively, based on income (loss) from continuing operations before income taxes.
The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended June 30, 2015, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia and the Republic of Congo.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Brazil and the U.S.
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

Six months ended June 30, 2015 compared to six months ended June 30, 2014
The following is an analysis of our operating results.  See "—Performance and Other Key Indicators" for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.
	Six months ended June 30,
	2015	2014	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	9,452	11,086	(1,634)	(15)%
Average daily revenue	$398,800	$411,500	$(12,700)	(3)%
Revenue efficiency	97%	95%
Rig utilization	77%	78%

Contract drilling revenues	$3,777	$4,570	$(793)	(17)%
Other revenues	150	97	53	55%
Total revenues	3,927	4,667	(740)	(16)%
Operating and maintenance expense	(1,281)	(2,482)	1,201	48%
Depreciation expense	(540)	(561)	21	4%
General and administrative expense	(90)	(120)	30	25%
Loss on impairment	(1,826)	(65)	(1,761)	n/m
Loss on disposal of assets, net	(5)	(2)	(3)	n/m
Operating income	185	1,437	(1,252)	(87)%
Other income (expense), net
Interest income	12	25	(13)	(52)%
Interest expense, net of amounts capitalized	(236)	(238)	2	1%
Other, net	42	6	36	n/m
Income from continuing operations before income tax expense	3	1,230	(1,227)	(100)%
Income tax expense	(123)	(152)	29	19%
Income (loss) from continuing operations	$(120)	$1,078	$(1,198)	n/m
_______________________________
"n/m" means not meaningful

Operating revenues—Contract drilling revenues decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the following: (a) approximately $790 million of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $495 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $65 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by increased revenues due to the following: (a) approximately $270 million resulting from fewer shipyard and mobilization days for the active fleet, (b) approximately $240 million of increased revenues associated with our two newbuild Ultra‑Deepwater drillships that commenced operations subsequent to June 30, 2014 and (c) approximately $50 million of increased revenues resulting from improved efficiency.
Other revenues increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to approximately $69 million of fees earned in connection with drilling contracts terminated by our customers in the second quarter of 2015.
Costs and expenses—Excluding the favorable effect of $788 million resulting from cost reimbursements from settlements, recoveries from insurance and net adjustments to contingent liabilities associated with the Macondo well incident, operating and maintenance costs and expenses decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 by approximately $415 million primarily due to the following: (a) approximately $160 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (b) approximately $110 million of decreased costs and expenses resulting from fewer shipyard and mobilization, (c) approximately $90 million of decreased costs and expenses resulting from other costs, primarily personnel related, both offshore and onshore and (d) approximately $85 million of decreased costs and expenses resulting from cost reduction for our idle or stacked rigs.  These decreases were partially offset by approximately $60 million of increased costs and expenses associated with our two newbuild Ultra-Deepwater drillships that commenced operations subsequent to June 30, 2014.
Depreciation expense decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the following: (a) approximately $77 million of decreased depreciation resulting from rigs sold or classified as held for sale subsequent to June 30, 2014 and (b) approximately $24 million of decreased depreciation resulting from the impairment of our Deepwater Floater asset group.  The decrease was partially offset by the following: (a) approximately $44 million of increased depreciation resulting from the reduction of the salvage values for certain drilling units and (b) approximately $23 million of increased depreciation resulting from the introduction of our two newbuild Ultra‑Deepwater drillships that commenced operations subsequent to June 30, 2014.

General and administrative expense decreased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the following: (a) a decrease of $16 million associated with reduced personnel costs primarily related to compensation and (b) a decrease of $14 million associated with professional fees.
In the six months ended June 30, 2015, we recognized losses on the impairment of long‑lived assets, including a loss of $507 million associated with the impairment of our Deepwater Floater asset group, a loss of $668 million associated with the impairment of our Midwater Floater asset group and an aggregate loss of $651 million associated with the impairment of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters Transocean Amirante, GSF Aleutian Key, GSF Arctic III and Transocean Legend, along with related equipment, which were classified as assets held for sale at the time of impairment.  In the six months ended June 30, 2014, we recognized a loss of $65 million associated with the impairment of the Midwater Floater Sedneth 701 and the High‑Specification Jackup GSF Magellan, along with related equipment, which were classified as assets held for sale at the time of impairment.
Other income and expense—In the six months ended June 30, 2015, we recognized other income, net, primarily related to the following: (a) a gain of $30 million associated with income from a license fee related to our dual‑activity patent, (b) a gain of $7 million associated with currency exchange and (c) a gain of $4 million associated with royalty payments related to our dual‑activity patent.  In the six months ended June 30, 2014, we recognized other income, net, primarily related to the following: (a) a gain of $7 million associated with the receipt of a prepayment of certain notes receivable, (b) a gain of $7 million associated with settlement of litigation related to our dual‑activity patent, partially offset by (c) a loss of $5 million associated with the early termination of our former three‑year secured credit facility.
Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At June 30, 2015 and 2014, the annual effective tax rates were 21.6 percent and 13.8 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the six months ended June 30, 2015 and 2014, the effect of the various discrete period tax items was a net tax expense of less than $1 million and net tax benefit of $27 million, respectively.  For the six months ended June 30, 2015 and 2014, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 4,100.0 percent and 12.4 percent, respectively, based on income from continuing operations before income taxes.
The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the six months ended June 30, 2015, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia and the Republic of Congo.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Brazil and the U.S.
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
Liquidity and Capital Resources
Sources and uses of cash
At June 30, 2015, we had $3.8 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash and cash equivalents for working capital and other needs related to the operation of our business.  At June 30, 2015, we estimate the amount of cash required for these purposes, which is not generally available to us for other uses, was approximately $1.3 billion.
For the six months ended June 30, 2015, our primary sources of cash were our cash flows from operating activities, proceeds from insurance, proceeds from asset disposals, and net proceeds from restricted cash investments.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild construction projects, repayments of debt, payments to our shareholders installments of distributions of qualifying paid‑in capital and payment of our Macondo well incident settlement obligations.

	Six months ended June 30,
	2015	2014	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$(121)	$1,063	$(1,184)
Depreciation	540	561	(21)
Loss on impairment	1,826	65	1,761
(Gain) loss on disposal of assets, net	5	12	(7)
Other non‑cash items, net	(27)	110	(137)
Changes in Macondo well incident assets and liabilities, net	(603)	(492)	(111)
Changes in other operating assets and liabilities, net	217	(547)	764
	$1,837	$772	$1,065

Net cash provided by operating activities increased primarily due to changes in working capital, including an increase of $445 million associated with cash proceeds from insurance recoveries and a decrease of $208 million associated with cash payments of scheduled installments for our Macondo well incident settlement obligations.

	Six months ended June 30,
	2015	2014	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(396)	$(1,482)	$1,086
Proceeds from disposal of assets, net	33	137	(104)
Proceeds from repayments of loans and notes receivable	15	101	(86)
Other, net	—	(15)	15
	$(348)	$(1,259)	$911

Net cash used in investing activities decreased primarily due to the decrease in capital expenditures associated with the timing of milestone payments for our major construction projects and other shipyard projects.  Partially offsetting the decreased use of cash was reduced proceeds from disposal of assets and from repayments of loans and notes receivable.

	Six months ended June 30,
	2015	2014	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(69)	$(243)	$174
Proceeds from restricted cash investments, net	57	87	(30)
Distribution of qualifying additional paid‑in capital	(327)	(474)	147
Other, net	(16)	(9)	(7)
	$(355)	$(639)	$284

Net cash used in financing activities decreased primarily due to a reduction in cash used to repay debt and a reduction in cash used to pay to our shareholders installments of distributions of qualifying additional paid‑in capital.

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
In the six months ended June 30, 2015, we made capital expenditures of $396 million, including capitalized interest of $55 million.  The following table presents the historical and projected capital expenditures and capitalized interest, for our ongoing major construction projects:
	Total costs through December 31, 2014	Total costs for the six months ended June 30, 2015	Expected costs for the remainder of 2015	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Deepwater Thalassa (a)	$375	$53	$447	$45	$920
Deepwater Proteus (a)	338	21	418	73	850
Deepwater Conqueror (b)	226	42	53	529	850
Deepwater Pontus (a)	310	28	31	481	850
Deepwater Poseidon (a)	282	22	41	505	850
Transocean Cassiopeia (c)	49	2	3	216	270
Transocean Centaurus (c)	48	2	2	218	270
Transocean Cepheus (c)	48	2	2	228	280
Ultra‑Deepwater drillship TBN1 (d)	32	6	170	602	810
Transocean Cetus (c)	48	2	2	228	280
Transocean Circinus (c)	48	2	2	238	290
Ultra‑Deepwater drillship TBN2 (d)	27	1	129	638	795
Total	$1,831	$183	$1,300	$4,001	$7,315
_______________________________
(a)	Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra‑Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the first quarter of 2016, the third quarter of 2016, the first quarter of 2017 and the second quarter of 2017, respectively.
(b)	Deepwater Conqueror, a newbuild Ultra‑Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.
(c)	Transocean Cassiopeia, Transocean Centaurus, Transocean Cepheus, Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild High‑Specification Jackups under construction at Keppel FELS' shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2018, the third quarter of 2018, the first quarter of 2019, the third quarter of 2019 and the first quarter of 2020, respectively. These delivery expectations and the estimated costs presented above reflect the terms of our construction agreements, as amended to delay delivery in consideration of existing market conditions.
(d)	Our two unnamed dynamically positioned Ultra‑Deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2019 and the first quarter of 2020, respectively. These delivery expectations and the estimated costs presented above reflect the terms of our construction agreements, as amended to delay delivery in consideration of existing market conditions.

For the year ending December 31, 2015, we expect total capital expenditures to be approximately $1.7 billion, approximately $1.5 billion of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.
At July 28, 2015, we held options with Jurong Shipyard Pte Ltd. in Singapore to order up to two newbuild Ultra‑Deepwater drillships, which must be exercised by August 2015 and February 2016.  We previously allowed one of the original three drillship options to expire unexercised.  We previously held options with Keppel FELS shipyard in Singapore to order up to five Super B 400 Bigfoot class design High‑Specification Jackups, all of which we have either let expire unexercised or cancelled, in connection with our further delay of the delivery of the five High‑Specification Jackups under construction.
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
We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the Five‑Year Revolving Credit Facility, as described below, and may utilize other commercial bank or capital market financings.  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the six months ended June 30, 2015, we identified nine such drilling units that we intend to sell or have sold for scrap value, including the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters GSF Aleutian Key, GSF Arctic III, Transocean Amirante and Transocean Legend.
During the six months ended June 30, 2015, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters Discoverer Seven Seas, Sedco 707, Sedco 710 and Sovereign Explorer and the Midwater Floaters C. Kirk Rhein, Jr., GSF Arctic I, GSF Arctic III, Sedco 601, Sedco 700 and Transocean Legend along with related equipment, and in the six months ended June 30, 2015, we received aggregate net cash proceeds of $24 million.  During the six months ended June 30, 2014, we completed the sale of the High‑Specification Jackup GSF Monitor along with related equipment and we received net cash proceeds of $83 million.
Sources and uses of liquidity
Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under our bank credit agreement, proceeds from the disposal of assets, proceeds from the issuance of debt or proceeds from the sale of additional noncontrolling interests in or issuance of debt of Transocean Partners to fulfill anticipated obligations, such as scheduled debt maturities or other payments, repayment of debt due within one year, capital expenditures, shareholder‑approved distributions, payments of our Macondo well incident settlement obligations, working capital and other needs in our operations.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales or proceeds from the sale of additional noncontrolling interests in or issuance of debt of Transocean Partners to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.
At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.3 billion.  As a result, this portion of cash is not generally available to us for other uses.  From time to time, we may also use borrowings under our bank credit agreement to maintain liquidity for short‑term cash needs.
On January 3, 2013, we reached an agreement with the DOJ to resolve certain outstanding civil and potential criminal charges against us arising from the Macondo well incident (see "—Plea Agreement obligations" and "—Consent Decree obligations"), and on May 20, 2015 we reached settlement agreements with BP and the PSC that resolve substantial portions of our potential civil liability arising from the Macondo well incident (see "Note 13—Commitment and Contingencies—Macondo well incident contingencies—BP Settlement Agreement" and "—PSC Settlement Agreement").  However, we are unable to predict the ultimate outcome of the remaining litigation arising from the Macondo well incident that was not addressed in our resolutions with the DOJ, BP, and the PSC.  We can give no assurance that the matters arising out of the Macondo well incident will not adversely affect our liquidity in the future.
Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, and remaining potential liability related to the Macondo well incident, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  During the six months ended June 30, 2015, two credit rating agencies downgraded their credit ratings of our non‑credit enhanced senior unsecured long‑term debt ("Debt Rating") to Debt Ratings that are considered below investment grade.  Such downgrades have caused, and any further downgrades may cause, us to experience increased fees under our credit facility and interest rates under agreements governing our senior notes and may limit our ability to access debt markets.  Uncertainty related to our potential liabilities from the Macondo well incident has had, and could continue to have, an adverse effect on our business and our financial condition.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.  Uncertainty related to our potential liabilities from the Macondo well incident has had an adverse effect on our share price, could impact our ability to access capital markets in the future and has had, and could continue to have, an adverse effect on our consolidated statement of financial position, results of operations or cash flows.
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
Distributions of qualifying additional paid-in capital—In May 2015, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  We do not pay the distribution of qualifying additional paid‑in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2015, we recognized a liability of $218 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid‑in capital.  On June 17, 2015, we paid the first installment in the aggregate amount of $55 million to shareholders of record as of May 29, 2015.  At July 28, 2015, the aggregate carrying amount of the distribution payable was $163 million.

In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments, subject to certain limitations.  We do not pay the distribution of qualifying additional paid‑in capital with respect to our shares held in treasury or held by our subsidiary.  On June 18, September 17 and December 17, 2014, we paid the first three installments in the aggregate amount of $816 million to shareholders of record as of May 30, August 22 and November 14, 2014, respectively.  On March 18, 2015, we paid the final installment in the aggregate amount of $272 million to shareholders of record as of February 20, 2015.
In May 2013, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $2.24 per outstanding share, payable in four quarterly installments, subject to certain limitations.  We do not pay the distribution of qualifying additional paid‑in capital with respect to our shares held in treasury or held by our subsidiary.  On March 19, 2014, we paid the final installment in the aggregate amount of $202 million to shareholders of record as of February 21, 2014.
Litigation settlements and insurance recoveries—On May 20, 2015, we entered into a confidential settlement agreement with BP to settle various disputes remaining between the parties with respect to the Macondo well incident.  Pursuant to the terms of the agreement, among other things, BP agreed to make a cash payment of $125 million to partially reimburse us for legal fees incurred by us.  On July 3, 2015, we received the cash payment from BP.
Additionally, BP agreed to discontinue its attempts to recover as an additional insured under our liability insurance program.  As a result, we submitted claims to our insurers and recognized income of $538 million, recorded as a reduction of operating and maintenance costs and expenses, associated with insurance proceeds for recovery of previously incurred losses.  In the three and six months ended June 30, 2015, we received cash proceeds of $445 million, and in July 2015, we received the remaining cash proceeds of $93 million, associated with such insurance recoveries.
On May 29, 2015, together with the PSC, we filed a settlement agreement in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys' fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  This PSC settlement is subject to approval by the MDL Court.
Noncontrolling interest in Transocean Partners—On July 31, 2014, we announced the pricing of an initial public offering of common units representing limited liability company interests in Transocean Partners, which began trading on the New York Stock Exchange under the ticker symbol "RIGP," for $22.00 per unit.  On August 5, 2014, we completed the initial public offering of 20.1 million common units, which represents a 29.2 percent limited liability company interest in Transocean Partners.  Through Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary, we hold the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represent a 70.8 percent limited liability company interest.  As a result of the offering, we received net cash proceeds of approximately $417 million, after deducting approximately $26 million for underwriting discounts and commissions and other estimated offering expenses.  We may consider selling additional noncontrolling interests in or debt securities of Transocean Partners to provide additional sources of liquidity.
On November 24, 2014, Transocean Partners paid an aggregate distribution of $15 million, $0.2246 per outstanding unit, including $4 million paid to the holders of noncontrolling interest and $11 million paid to us, which was eliminated in consolidation.  On February 26, 2015, Transocean Partners paid an aggregate distribution of $25 million, $0.3625 per outstanding unit, including $7 million paid to holders of noncontrolling interest and $18 million paid to us, which was eliminated in consolidation.  On May 27, 2015, Transocean Partners paid an aggregate distribution of $25 million, $0.3625 per outstanding unit, including $7 million paid to holders of noncontrolling interest and $18 million paid to us and eliminated in consolidation.
Debt redemption—In September 2010, we issued $1.1 billion aggregate principal amount of 4.95% Senior Notes due November 2015 (the "4.95% Senior Notes").  We may redeem some or all of the 2010 Senior Notes at any time at a redemption price equal to 100 percent of the principal amount plus accrued and unpaid interest, if any, and a make‑whole premium.  On November 17, 2014, we made an aggregate cash payment of $216 million to redeem an aggregate principal amount of $207 million of the outstanding senior notes.  On July 30, 2015, we made an aggregate cash payment of $904 million to redeem the remaining aggregate principal amount of $893 million of the senior notes.
Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the "Five‑Year Revolving Credit Facility").  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of June 30, 2015, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate ("LIBOR") plus a margin (the "Five‑Year Revolving Credit Facility Margin"), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non‑credit enhanced senior unsecured long‑term debt ("Debt Rating"), or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At July 28, 2015, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 1.75 percent and the facility fee was 0.275 percent.  At July 28, 2015, we had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.
Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 ("Eksportfinans Loan A") and outstanding borrowings under the Loan Agreement dated November 18, 2008 ("Eksportfinans Loan B," and together with Eksportfinans Loan A, the "Eksportfinans Loans"), between one of our subsidiaries and Eksportfinans ASA, which were established to finance the construction and delivery of the Harsh Environment Ultra‑Deepwater semisubmersibles Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi‑annual installments of principal and interest through September 2017 and January 2018, respectively.  At July 28, 2015, borrowings of approximately $135 million were outstanding under each of Eksportfinans Loan A and Eksportfinans Loan B.
The Eksportfinans Loans require restricted cash investments to be held at a certain financial institution through expiration (the "Eksportfinans Restricted Cash Investments").  The Eksportfinans Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi‑annual installments that correspond with those of the Eksportfinans Loans.  At July 28, 2015, the aggregate principal amount of the Eksportfinans Restricted Cash Investments was $270 million.
Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary's ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At July 28, 2015, $603 million was outstanding under the capital lease contract.
Plea Agreement obligations—Pursuant to a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the "Plea Agreement"), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences.  In the six months ended June 30, 2015 and 2014, we paid scheduled installments of $60 million in each year.  At July 28, 2015, the remaining balance of our Plea Agreement obligations was $120 million, payable to the National Academy of Sciences in two scheduled installments of $60 million, which are due on or before February 12, 2016 and February 14, 2017.
Consent Decree obligations—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the "Consent Decree"), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a fixed rate of 2.15 percent.  In the six months ended June 30, 2015, we paid the final installment of $204 million, including interest, in satisfaction of our settlement obligations due under the Consent Decree.
Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.6 billion at an exchange rate as of the close of trading on July 28, 2015 of $1.00 to CHF 0.96.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for an additional three‑year repurchase period through May 23, 2016.  In the six months ended June 30, 2015, we did not purchase shares under our share repurchase program.
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
Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company's share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company's shareholders are disregarded.  As of July 28, 2015, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately three percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid‑in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the "Currently Approved Program").  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax‑free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately seven percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.
Contractual obligations—As of June 30, 2015, there have been no material changes to the contractual obligations as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10‑K for the year ended December 31, 2014.
Other commercial commitments—As of June 30, 2015, there have been no material changes to the commercial commitments as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10‑K for the year ended December 31, 2014.
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

Contingencies
Except as noted in this report, including in our Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes, Note 13—Commitments and Contingencies and Note 18—Subsequent Events, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies, Note 27—Subsequent Events and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident" in our annual report on Form 10‑K for the year ended December 31, 2014.  As of June 30, 2015, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We can provide no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.
Macondo well incident
Overview—On April 22, 2010, the Ultra‑Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  Eleven persons died in, and others were injured as a result of, the incident.  At the time of the explosion, Deepwater Horizon was located approximately 41 miles off the coast of Louisiana in Mississippi Canyon Block 252 and was contracted to an affiliate of BP plc (together with its affiliates, "BP").  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the MDL Court.  A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the U.S. Department of Justice (the "DOJ"), BP, and the PSC.  We believe the remaining most notable claims against us arising from the Macondo well incident are the potential settlement class opt‑outs from the PSC Settlement Agreement and the claims individual states may have against us.  Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.
We can provide no assurance as to the outcome of the remaining claims arising from the Macondo well incident the timing of any upcoming appeal or further rulings, or that we will not enter into additional settlements as to some or all of the remaining matters related to the Macondo well incident.
Multidistrict litigation proceeding—Subject to MDL Court approval, we believe most Macondo well related claims against us have been resolved by our settlements with the DOJ, BP, and the PSC.  There are, however, still pending claims by state governments, potential opt‑outs from the settlement with the PSC, and a number of other parties.  As of June 30, 2015, the MDL Court has completed two trials involving us, and additional litigation and appeals continue.
The Phase One trial in 2013 addressed fault for the Macondo well blowout and resulting oil spill.  The MDL Court's September 2014 Phase One ruling concluded (a) that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; (b) that we were negligent and 30 percent at fault and (c) that Halliburton Company ("Halliburton") was negligent and three percent at fault.  The finding that we were negligent, but not grossly negligent, meant that, subject to a successful appeal, we would not be held liable for punitive damages and that BP was required to honor its contractual agreements to indemnify us for compensatory damages and release its claims against us.  Our settlements with BP and the PSC finally resolve the indemnity and release issues and largely eliminate our risk should these determinations be reversed through the appeal process.
The Phase One ruling is subject to appeal, and we, along with BP, the PSC, Halliburton and the State of Alabama have each appealed or cross-appealed aspects of the ruling.  These appeals have been stayed pending the finalization of BP's settlement with the U.S. and the States.  When the appeals resume, we expect the State of Alabama to challenge the finding that we were not grossly negligent in connection with the blowout.  However, we believe that pursuant to the terms of the BP Settlement Agreement BP will indemnify us for the compensatory portion of Alabama's claims.
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
See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.
Insurance matters
Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self‑insured retentions.  At July 28, 2015, the insured value of our drilling rig fleet was approximately $25.0 billion, excluding our rigs under construction.  We generally do not carry commercial market insurance coverage for loss of revenues or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.  See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

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
We file federal and local tax returns in several jurisdictions throughout the world.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  We are also defending against tax‑related claims in courts, including our ongoing criminal trial in Norway.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.
See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.
Regulatory matters
For a description of regulatory and environmental matters relating to the Macondo well incident, please see "—Macondo well incident."
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10‑Q and in Note 2 to our consolidated financial statements in our annual report on Form 10‑K for the year ended December 31, 2014.
To prepare financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, income taxes, defined benefit pension plans and other postretirement employee benefits, contingent liabilities and share‑based compensation.  These estimates require significant judgments, assumptions and estimates.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10‑K for the year ended December 31, 2014.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2015, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.
New Accounting Pronouncements
For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements in this quarterly report on Form 10‑Q and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10‑K for the year ended December 31, 2014.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk
Overview—We are exposed to interest rate risk, primarily associated with our restricted cash investments, our long‑term and short‑term debt and our derivative instruments.  For our restricted cash investments and debt instruments, the following table presents the principal cash flows and related weighted-average interest rates by contractual maturity date.  For our derivative instruments, the following table presents the notional amounts and weighted‑average interest rates by contractual maturity dates.  The information is stated in U.S. dollar equivalents.  The instruments are denominated in either U.S. dollars or Norwegian kroner, as indicated.  The following table presents information for the 12‑month periods ending June 30 (in millions, except interest rate percentages):
	Scheduled Maturity Date (a)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$108	$108	$81	$—	$—	$—	$297	$307
Average interest rate	4.15%	4.15%	4.15%	—%	—%	—%

Debt
Fixed rate (USD)	$918	$1,026	$2,025	$31	$34	$5,666	$9,700	$8,882
Average interest rate	5.03%	5.12%	4.90%	7.76%	7.76%	6.48%
Fixed rate (NOK)	$108	$108	$81	$—	$—	$—	$297	$307
Average interest rate	4.15%	4.15%	4.15%	—%	—%	—%

Interest rate swaps
Fixed to variable (USD)	$—	$—	$750	$—	$—	$—	$750	$4
Average receive rate	—%	—%	6.00%	—%	—%	—%
Average pay rate	—%	—%	4.86%	—%	—%	—%
_______________________________
(a)	Expected maturity amounts are based on the face value of debt.
We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk and currency exchange rate risk.  See Notes to Consolidated Financial Statements—Note 11—Derivatives and Hedging.

Interest rate risk—At June 30, 2015 and December 31, 2014, the face value of our variable‑rate debt was approximately $750 million and $1.5 billion, which represented eight percent and 15 percent of the aggregate principal amount of our total debt, respectively, after the effect of our hedging activities.  At June 30, 2015, we were exposed to the variable interest rates associated with our interest rate swaps.  Based upon variable‑rate debt amounts outstanding as of June 30, 2015 and December 31, 2014, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $8 million and $15 million, respectively.
Currency exchange rate risk—We are exposed to currency exchange rate risk associated with our international operations.  For a discussion of our currency exchange rate risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our annual report on Form 10‑K for the year ended December 31, 2014.  There have been no material changes to these previously reported matters during the six months ended June 30, 2015.
Item 4.	Controls and Procedures
Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.
Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.            OTHER INFORMATION
Item 1.	Legal Proceedings
We have certain actions, claims and other matters pending as discussed and reported in "Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies" and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident" in our annual report on Form 10‑K for the year ended December 31, 2014.  We are also involved in various tax matters as described in "Part II. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Income Taxes" and in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Tax matters" in our annual report on Form 10‑K for the year ended December 31, 2014.  All such actions, claims, tax and other matters are incorporated herein by reference.
As of June 30, 2015, we were also involved in a number of other lawsuits and other matters which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.
Item 1A.	Risk Factors
With the exception of the following, there have been no material changes to the risk factors as previously disclosed in "Item 1A. Risk Factors" in our annual report on Form 10‑K for the year ended December 31, 2014 and "Item 1A. Risk Factors" in our quarterly report on Form 10‑Q for the quarterly period ended March 31, 2015.
A change in tax laws, treaties or regulations, or their interpretation, of any country in which we have operations, are incorporated or are resident could result in a higher tax rate on our worldwide earnings, which could result in a significant negative impact on our earnings and cash flows from operations.
We operate worldwide through our various subsidiaries.  Consequently, we are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate, which could include laws or policies directed toward companies organized in jurisdictions with low tax rates.  A material change in the tax laws or policies, or their interpretation or application of the same, of any country in which we have significant operations, or in which we are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results.
In the United States ("U.S."), tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S., but have certain U.S. connections, have repeatedly been introduced in the U.S. Congress.  Recent examples include, but are not limited to, legislative proposals that would broaden the circumstances in which a non‑U.S. company would be considered a U.S. resident, including the use of "management and control" provisions to determine corporate residency, and proposals that could override certain tax treaties and limit treaty benefits on certain payments by U.S. subsidiaries to non‑U.S. affiliates.  Additionally, members of the U.S. Congress have repeatedly introduced proposals which would disallow any deduction for otherwise tax deductible payments relating to any incident resulting in the discharge of oil into navigable waters, such as the Macondo well incident.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
In Switzerland, tax legislative proposals intending to abolish certain cantonal tax privileges to the extent such provisions treat Swiss and non‑Swiss income differently as well as implement other significant changes to existing tax laws and practices have been raised.  These proposals are in response to certain guidance and demands from both the European Union and the Organisation for Economic Co‑operation and Development.  These issues, plus other tax legislative matters, are expected to be considered by Switzerland during the next 12 months.  Switzerland's implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2013, the U.K. Treasury released draft proposals that would cap the amount a U.K.‑based contractor would be able to claim as a deductible expense for charter payments made to related companies.  A ring fence was also proposed to ensure that the profits from activities in relation to the chartering of rigs from affiliates are not reduced by tax relief from any unconnected activities.  On July 17, 2014, the U.K. legislation received Royal Assent with retroactive application effective as of April 2014.  In December 2014, the U.K. Treasury released additional draft proposals that would impose tax on aggressive tax planning techniques used by multinational entities to divert profits from the U.K.  The draft legislation would tax companies that had structured its operations to avoid a permanent establishment in the U.K. and as a result of the structure the U.K. tax liability was reduced by 20 percent.  The draft legislation would also apply to transactions lacking economic substance that occur between common controlled entities and the resulting transaction reduces the U.K. tax liability by 20 percent.  The draft legislation would apply a 25 percent tax on companies that utilized theses aggressive techniques.  The Diverted Profit Tax rule was included in the 2015 Finance Bill and on March 26, 2015, the legislation received Royal Assent with an effective date of April 1, 2015.  In a July 2015 decision, the Supreme Court of England and Wales held that members of a Delaware limited liability company were entitled to the profits as they arose.  The members would, therefore, be taxable in the U.K. on their allocable share of the profits with double tax relief being given for the U.S. tax paid.  Although the implications of this decision are unclear, and may be dependent on the specific facts and circumstances, including the terms of the specific limited liability agreement in the litigation, the decision could mean that Delaware limited liability companies may be treated, in some, or possibly all cases, as flow-through entities rather than as corporations for certain U.K. tax purposes.  We own a controlling interest in Transocean Partners LLC ("Transocean Partners"), a Marshall Islands limited liability company, and Marshall Islands corporate law is very similar to Delaware corporate law.  This decision, in turn, could potentially impact one of the ways in which Transocean Partners may qualify for benefits under certain tax treaties in future years.  If the case is ultimately applied in a manner adverse to Transocean Partners and they are unable to qualify for treaty benefits based on other means this could result in a higher effective tax rate.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
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
Similarly, the Organisation for Economic Co‑Operation and Development issued an action plan in July 2013 that called for member states to take action to prevent "base erosion and profit shifting" in situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates.  A number of specific tax reform changes have been recently proposed and are currently being publicly debated.  Some of these proposals would impact transfer pricing, requirements to qualify for tax treaty benefits, and the definition of permanent establishments.   Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
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
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2015	2,936	$18.82	—	$3,483
May 2015	2,111	19.68	—	3,483
June 2015	1,616	17.13	—	3,483
Total	6,663	$18.68	—	$3,483
_______________________________
(1)	Total number of shares purchased in the second quarter of 2015 consists of 6,663 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long‑Term Incentive Plan.
(2)	In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.7 billion at an exchange rate as of June 30, 2015 of USD 1.00 to CHF 0.94. On February 12, 2010, our board of directors authorized our management to implement the share repurchase program. On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for a further three‑year repurchase period through May 23, 2016. We may decide, based upon our ongoing capital requirements, our program of distributions to our shareholders, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program. Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors. Through June 30, 2015, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million, equivalent to an average cost of $83.74 per share. See "—Sources and uses of liquidity."

Item 4.	Mine Safety Disclosures
Not applicable.
Item 6.	Exhibits
(a)            Exhibits
The following exhibits are filed in connection with this Report:
Number	Description
3.1	Articles of Association of Transocean Ltd (incorporated by reference to Exhibit 3.1 to Transocean Ltd.'s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2014)
3.2	Organizational Regulations of Transocean Ltd. (incorporated by reference to Exhibit 3.2 to Transocean Ltd.'s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2014)
*	4.1	Transocean Ltd. 2015 Long‑Term Incentive Plan (incorporated by reference to Annex B to the Transocean Ltd.'s definitive proxy statement for its 2015 Annual Meeting of Shareholders, filed on March 23, 2015)
*	10.1	Employment Agreement between Transocean Ltd. and Ian C. Strachan, dated April 15, 2015 (incorporated by reference to Exhibit 10.1 to Transocean Ltd.'s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on April 16, 2015)
*	10.2	Employment Agreement among Transocean Offshore Deepwater Drilling Inc., Transocean Ltd. and Jeremy D. Thigpen, dated April 21, 2015 (incorporated by reference to Exhibit 10.1 to Transocean Ltd.'s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on April 22, 2015)
†	10.3	Term Sheet Agreement for a Transocean and PSC/DHEPDS Settlement, dated May 20, 2015, among Triton Asset Leasing GmbH, Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., Transocean Holdings LLC, the Plaintiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class
*	10.4	Employment Agreement among Transocean Offshore Deepwater Drilling Inc., Transocean Ltd. and Mark Mey, dated May 27, 2015 (incorporated by reference to Exhibit 10.1 to Transocean Ltd.'s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on May 27, 2015)
*	10.5	Letter Agreement by and between Transocean Management Ltd. and Esa Ikäheimonen dated July 21, 2015 (incorporated by reference to Exhibit 10.1 to Transocean Ltd.'s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 23, 2015)
†	10.6
Confidential Settlement Agreement, Mutual Releases and Agreement to Indemnify, dated May 20, 2015, among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, BP Exploration and Production Inc. and BP America Production Co.

†	10.7
Transocean Punitive Damages and Assigned Claims Settlement Agreement, dated May 29, 2015,  among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, the Plantiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101.ins	XBRL Instance Document
†	101.sch	XBRL Taxonomy Extension Schema
†	101.cal	XBRL Taxonomy Extension Calculation Linkbase
†	101.def	XBRL Taxonomy Extension Definition Linkbase
†	101.lab	XBRL Taxonomy Extension Label Linkbase
†	101.pre	XBRL Taxonomy Extension Presentation Linkbase

†            Filed herewith.
    *            Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 5, 2015.

TRANSOCEAN LTD.

By:  /s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:  /s/ David Tonnel
David Tonnel
Senior Vice President, Finance and Controller
(Principal Accounting Officer)