Form 10-Q
period 2015-09-30
Transocean Ltd.
filed 2015-11-04
CIK 1451505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10‑Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, 363,735,543 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES
INDEX TO FORM 10‑Q
QUARTER ENDED SEPTEMBER 30, 2015

PART I.              FINANCIAL INFORMATION
Item 1.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Operating revenues
Contract drilling revenues	$1,569	$2,215	$5,346	$6,785
Other revenues	39	55	189	152
	1,608	2,270	5,535	6,937
Costs and expenses
Operating and maintenance	880	1,318	2,161	3,800
Depreciation	210	288	750	849
General and administrative	45	52	135	172
	1,135	1,658	3,046	4,821
Loss on impairment	(13)	(2,768)	(1,839)	(2,833)
Loss on disposal of assets, net	(15)	(12)	(20)	(14)
Operating income (loss)	445	(2,168)	630	(731)

Other income (expense), net
Interest income	5	6	17	31
Interest expense, net of amounts capitalized	(109)	(122)	(345)	(360)
Other, net	3	6	45	12
	(101)	(110)	(283)	(317)
Income (loss) from continuing operations before income tax expense	344	(2,278)	347	(1,048)
Income tax expense (benefit)	17	(16)	140	136
Income (loss) from continuing operations	327	(2,262)	207	(1,184)
Income (loss) from discontinued operations, net of tax	3	(1)	2	(16)

Net income (loss)	330	(2,263)	209	(1,200)
Net income (loss) attributable to noncontrolling interest	9	(46)	29	(26)
Net income (loss) attributable to controlling interest	$321	$(2,217)	$180	$(1,174)

Earnings (loss) per share‑basic
Earnings (loss) from continuing operations	$0.87	$(6.12)	$0.48	$(3.20)
Earnings (loss) from discontinued operations	0.01	—	0.01	(0.04)
Earnings (loss) per share	$0.88	$(6.12)	$0.49	$(3.24)

Earnings (loss) per share‑diluted
Earnings (loss) from continuing operations	$0.87	$(6.12)	$0.48	$(3.20)
Earnings (loss) from discontinued operations	0.01	—	0.01	(0.04)
Earnings (loss) per share	$0.88	$(6.12)	$0.49	$(3.24)

Weighted‑average shares outstanding
Basic	364	362	363	362
Diluted	364	362	363	362

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income (loss)	$330	$(2,263)	$209	$(1,200)
Net income (loss) attributable to noncontrolling interest	9	(46)	29	(26)
Net income (loss) attributable to controlling interest	321	(2,217)	180	(1,174)

Other comprehensive income (loss) before reclassifications
Components of net periodic benefit costs	33	(3)	19	70

Reclassifications to net income
Components of net periodic benefit costs	9	7	19	13
Gain on derivative instruments	—	—	—	(2)

Other comprehensive income before income taxes	42	4	38	81
Income taxes related to other comprehensive income	—	(1)	(2)	(4)

Other comprehensive income	42	3	36	77
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income attributable to controlling interest	42	3	36	77

Total comprehensive income (loss)	372	(2,260)	245	(1,123)
Total comprehensive income (loss) attributable to noncontrolling interest	9	(46)	29	(26)
Total comprehensive income (loss) attributable to controlling interest	$363	$(2,214)	$216	$(1,097)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$2,234	$2,635
Accounts receivable, net of allowance for doubtful accounts of $15 and $14 at September 30, 2015 and December 31, 2014, respectively	1,482	2,120
Materials and supplies, net of allowance for obsolescence of $139 and $109 at September 30, 2015 and December 31, 2014, respectively	696	818
Assets held for sale	9	25
Deferred income taxes, net	99	161
Other current assets	386	242
Total current assets	4,906	6,001

Property and equipment	25,612	28,516
Less accumulated depreciation	(5,260)	(6,978)
Property and equipment, net	20,352	21,538
Deferred income taxes, net	84	—
Other assets	493	874
Total assets	$25,835	$28,413

Liabilities and equity
Accounts payable	$432	$784
Accrued income taxes	82	131
Debt due within one year	123	1,033
Other current liabilities	1,193	1,822
Total current liabilities	1,830	3,770

Long‑term debt	8,630	9,059
Deferred income taxes, net	172	237
Other long‑term liabilities	1,162	1,354
Total long‑term liabilities	9,964	10,650

Commitments and contingencies
Redeemable noncontrolling interest	15	11

Shares, CHF 15.00 par value, 396,260,487 authorized, 167,617,649 conditionally authorized, 373,830,649 issued at September 30, 2015 and December 31, 2014 and 363,719,800 and 362,279,530 outstanding at September 30, 2015 and December 31, 2014, respectively	5,189	5,169
Additional paid‑in capital	5,610	5,797
Treasury shares, at cost, 2,863,267 held at September 30, 2015 and December 31, 2014	(240)	(240)
Retained earnings	3,529	3,349
Accumulated other comprehensive loss	(368)	(404)
Total controlling interest shareholders' equity	13,720	13,671
Noncontrolling interest	306	311
Total equity	14,026	13,982
Total liabilities and equity	$25,835	$28,413

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	Shares		Amount
Shares
Balance, beginning of period	362	361	$5,169	$5,147
Issuance of shares under share‑based compensation plans	2	1	20	21
Balance, end of period	364	362	$5,189	$5,168
Additional paid‑in capital
Balance, beginning of period			$5,797	$6,784
Share‑based compensation			47	75
Issuance of shares under share‑based compensation plans			(20)	(20)
Reclassification of obligation for distribution of qualifying additional paid‑in capital			(218)	(1,088)
Allocated capital for sale of noncontrolling interest			9	33
Other, net			(5)	(9)
Balance, end of period			$5,610	$5,775
Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Balance, end of period			$(240)	$(240)
Retained earnings
Balance, beginning of period			$3,349	$5,262
Net income (loss) attributable to controlling interest			180	(1,174)
Balance, end of period			$3,529	$4,088
Accumulated other comprehensive loss
Balance, beginning of period			$(404)	$(262)
Other comprehensive income attributable to controlling interest			36	77
Balance, end of period			$(368)	$(185)
Total controlling interest shareholders' equity
Balance, beginning of period			$13,671	$16,691
Total comprehensive income (loss) attributable to controlling interest			216	(1,097)
Share‑based compensation			47	75
Issuance of shares under share‑based compensation plans			—	1
Reclassification of obligation for distribution of qualifying additional paid‑in capital			(218)	(1,088)
Allocated capital for sale of noncontrolling interest			9	33
Other, net			(5)	(9)
Balance, end of period			$13,720	$14,606
Noncontrolling interest
Balance, beginning of period			$311	$(6)
Total comprehensive income (loss) attributable to noncontrolling interest			25	(31)
Sale of noncontrolling interest, net of issue costs			—	416
Allocated capital for sale of noncontrolling interest			(9)	(33)
Distributions to holders of noncontrolling interest			(21)	—
Balance, end of period			$306	$346
Total equity
Balance, beginning of period			$13,982	$16,685
Total comprehensive income (loss)			241	(1,128)
Share‑based compensation			47	75
Issuance of shares under share‑based compensation plans			—	1
Reclassification of obligation for distribution of qualifying additional paid‑in capital			(218)	(1,088)
Sale of noncontrolling interest, net of issue costs			—	416
Distributions to holders of noncontrolling interest			(21)	—
Other, net			(5)	(9)
Balance, end of period			$14,026	$14,952

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Cash flows from operating activities
Net income (loss)	$330	$(2,263)	$209	$(1,200)
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(4)	(4)	(11)	(12)
Depreciation	210	288	750	849
Share-based compensation expense	14	24	47	75
Loss on impairment	13	2,768	1,839	2,833
Loss on disposal of assets, net	15	12	20	14
Loss on disposal of assets in discontinued operations, net	—	—	—	10
Deferred income taxes	(14)	(94)	(104)	(134)
Other, net	31	10	59	27
Changes in deferred revenues, net	(11)	10	(118)	80
Changes in deferred costs, net	26	(52)	142	(32)
Changes in operating assets and liabilities	38	183	(348)	(856)
Net cash provided by operating activities	648	882	2,485	1,654

Cash flows from investing activities
Capital expenditures	(940)	(365)	(1,336)	(1,847)
Proceeds from disposal of assets, net	3	102	33	203
Proceeds from disposal of assets in discontinued operations, net	—	(1)	3	35
Investment in loans receivable	—	—	—	(15)
Proceeds from repayment of loans and notes receivable	—	—	15	101
Net cash used in investing activities	(937)	(264)	(1,285)	(1,523)

Cash flows from financing activities
Repayments of debt	(1,237)	(75)	(1,306)	(318)
Proceeds from restricted cash investments	53	69	110	176
Deposits to restricted cash investments	—	—	—	(20)
Proceeds from sale of noncontrolling interest	—	443	—	443
Distributions of qualifying additional paid‑in capital	(54)	(272)	(381)	(746)
Distributions to holders of noncontrolling interest	(7)	—	(21)	—
Other, net	(1)	(27)	(3)	(36)
Net cash provided by (used in) financing activities	(1,246)	138	(1,601)	(501)

Net increase (decrease) in cash and cash equivalents	(1,535)	756	(401)	(370)
Cash and cash equivalents at beginning of period	3,769	2,117	2,635	3,243
Cash and cash equivalents at end of period	$2,234	$2,873	$2,234	$2,873

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 1—Business
Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At September 30, 2015, we owned or had partial ownership interests in and operated 62 mobile offshore drilling units, including 27 Ultra‑Deepwater Floaters, seven Harsh Environment Floaters, six Deepwater Floaters, 12 Midwater Floaters and 10 High‑Specification Jackups.  At September 30, 2015, we also had seven Ultra‑Deepwater drillships and five High‑Specification Jackups under construction or under contract to be constructed.  See Note 9—Drilling Fleet.
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
Note 2—Significant Accounting Policies
Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission ("SEC").  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 included in our annual report on Form 10‑K filed on February 26, 2015.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Property and equipment—The carrying amounts of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, are based on our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs.  These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations.  At September 30, 2015, the aggregate carrying amount of our property and equipment represented approximately 79 percent of our total assets.
We compute depreciation using the straight‑line method after allowing for salvage values.  In December 2014, we reduced the salvage values of certain drilling units due to existing market conditions.  In the three and nine months ended September 30, 2015, this change in estimate resulted in increased depreciation expense of $4 million ($4 million, or $0.01 per diluted share, net of tax) and $48 million ($45 million, or $0.12 per diluted share, net of tax), respectively.  For the year ending December 31, 2015, we expect this change in estimate to result in increased depreciation expense of approximately $51 million ($48 million, net of tax).
Share‑based compensation—In the three and nine months ended September 30, 2015, we recognized share‑based compensation expense of $14 million and $47 million, respectively.  In the three and nine months ended September 30, 2014, we recognized share‑based compensation expense of $24 million and $75 million, respectively.
Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three and nine months ended September 30, 2015, we capitalized interest costs on construction work in progress of $36 million and $91 million, respectively.  In the three and nine months ended September 30, 2014, we capitalized interest costs on construction work in progress of $33 million and $109 million, respectively.
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
Recently issued accounting standards
Interest—Effective January 1, 2016, we will adopt the accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The update is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted.  At September 30, 2015 and December 31, 2014, the aggregate carrying amount of the debt issue costs related to our recognized debt liabilities was $35 million and $42 million, respectively, recorded in other assets.  We do not expect that our adoption will have a material effect on our condensed consolidated balance sheets or the disclosures contained in our notes to condensed consolidated financial statements.
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
Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update was originally effective for interim and annual periods beginning on or after December 15, 2016, but has since been approved for a one‑year deferral, effective for interim and annual periods beginning on or after December 15, 2017, and permits adoption as early as the original effective date.  We are evaluating the requirements to determine the effect such requirements may have on our revenue recognition policies.

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
	September 30, 2015	December 31, 2014
Assets	$1,274	$1,257
Liabilities	54	74
Net carrying amount	$1,220	$1,183

Note 5—Impairments
Assets held and used—During the three months ended March 31, 2015, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included a reduction in the number of new contract opportunities, recent low dayrate fixtures and contract terminations.  Our Deepwater Floater asset group, in particular, experienced further declines in projected dayrates and utilization partly caused by more technologically advanced drilling units aggressively competing with less capable drilling units.  During the three months ended June 30, 2015, we identified additional indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included additional customer suspensions of drilling programs and cancellations of contracts, further reduction in the number of new contract opportunities, resulting in reduced dayrate fixtures.  Our Midwater Floater asset group, specifically, experienced further declines in projected dayrates and utilization as drilling activity has sharply declined in the United Kingdom ("U.K.") and Norwegian North Sea, which has accelerated the marginalization of some of the less capable drilling units in this asset group.  As a result of our testing, we determined that the carrying amounts of the Deepwater Floater and the Midwater Floater asset groups were impaired.  In the nine months ended September 30, 2015, we recognized a loss of $507 million ($481 million, or $1.32 per diluted share, net of tax) and $668 million ($654 million, or $1.79 per diluted share, net of tax), associated with the impairment of the Deepwater Floater asset group and the Midwater Floater asset group, respectively, including a loss of $52 million associated with construction in progress.  In each case, we measured the fair value of the asset group by applying a combination of income and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Our estimates of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.
During the three months ended September 30, 2014, we identified indicators that the asset groups in our contract drilling services reporting unit may be impaired as a result of market developments, including lower dayrate fixtures, partly caused by more technologically advanced drilling units competing with less capable drilling units, and projected declines in dayrates and utilization, particularly for the Deepwater Floater asset group.  We conducted testing for impairment, and as a result, we determined that the carrying amount of the Deepwater Floater asset group exceeded its fair value.  In the three and nine months ended September 30, 2014, we recognized a loss of $788 million ($693 million, or $1.91 per diluted share from continuing operations, net of tax) associated with the impairment of these held and used assets.  We measured the fair value of the asset group by applying a combination of income, market and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.
If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.
Assets held for sale—In the three months ended September 30, 2015, we recognized an aggregate loss of $13 million ($0.03 per diluted share), which had no tax effect, associated with the impairment of the Midwater Floater GSF Rig 135 along with related equipment, which was classified as held for sale at the time of impairment.  In the nine months ended September 30, 2015, we recognized an aggregate loss of $664 million ($550 million, or $1.50 per diluted share, net of tax), associated with the impairment of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters, GSF Aleutian Key, GSF Arctic III, GSF Rig 135, Transocean Amirante and Transocean Legend, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairment of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related equipment to be sold for scrap value.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

In the three and nine months ended September 30, 2014, we recognized an aggregate loss of $7 million ($0.02 per diluted share) and $72 million ($0.20 per diluted share), respectively, which had no tax effect, associated with the impairment of the Deepwater Floater Sedco 709, the Midwater Floaters C. Kirk Rhein, Jr., Sedco 703 and Sedneth 701 and the High‑Specification Jackups GSF Magellan and GSF Monitor, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairments of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding sale and purchase agreement for the drilling unit and related equipment or indicative market values for the drilling unit and related equipment to be sold for scrap value.
If we commit to plans to sell additional rigs for values below the respective carrying amounts, we may be required to recognize additional losses in future periods associated with the impairment of such assets.
Goodwill—During the three months ended September 30, 2014, we noted rapid and significant declines in the market value of our stock, oil and natural gas prices and the actual and projected declines in dayrates and utilization.  We identified these as indicators that the fair value of our goodwill could have fallen below its carrying amount.  As a result, we performed a goodwill impairment test as of September 30, 2014 and determined that the goodwill associated with our contract drilling services reporting unit was impaired.  In the three months ended September 30, 2014, we recognized a loss of $2.0 billion, representing our best estimate of the loss associated with the impairment of our goodwill, which had no tax effect.  We determined that, of the $2.0 billion estimated loss, $1.9 billion was attributable to controlling interest ($5.29 per diluted share) and $52 million was attributable to noncontrolling interest.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future oil and natural gas prices, projected demand for our services, rig availability and dayrates.  Subsequent to September 30, 2014, we completed the measurement of our goodwill impairment and we identified additional indicators that the remaining goodwill associated with our contract drilling services reporting unit may have again fallen below its carrying amount.  In the three months ended December 31, 2014, we recognized an incremental loss of $1.0 billion, which had no tax effect, associated with the impairment of our then remaining goodwill.
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
Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  In the nine months ended September 30, 2015 and 2014, our estimated annual effective tax rates were 18.0 percent and 16.7 percent, respectively, based on estimated annual income from continuing operations before income taxes, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.
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
Deferred taxes—The valuation allowance for our non‑current deferred tax assets was as follows (in millions):
	September 30, 2015	December 31, 2014
Valuation allowance for non‑current deferred tax assets	$393	$340

The increase in the valuation allowance for our non‑current deferred tax assets was primarily related to the current net operating losses generated in Norway and the U.K. carryforward deductions related to charter payments.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):
	September 30, 2015	December 31, 2014
Unrecognized tax benefits, excluding interest and penalties	$273	$265
Interest and penalties	118	120
Unrecognized tax benefits, including interest and penalties	$391	$385

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
Norway tax investigations and trial—Norwegian civil tax and criminal authorities are investigating various transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  Of three original tax assessments issued by the tax authorities, the following two remain outstanding:  (a) NOK 412 million, equivalent to approximately $48 million, plus interest, related to a 2001 dividend payment and (b) NOK 43 million, equivalent to approximately $5 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  In November 2012, the Norwegian district court in Oslo heard the civil tax case regarding the disputed tax assessment of NOK 684 million related to the migration of our subsidiary.  On March 1, 2013, the Norwegian district court in Oslo overturned the initial civil tax assessment and ruled in our favor, and the tax authorities filed an appeal.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment of NOK 412 million, equivalent to approximately $48 million, but waived all penalties and interest.  On September 12, 2014, we filed an appeal.  We intend to take all other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.
In June 2011, the Norwegian authorities issued criminal indictments against two of our subsidiaries alleging misleading or incomplete disclosures in Norwegian tax returns for the years 1999 through 2002, as well as inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  Two employees of our former external tax advisors were also issued criminal indictments with respect to the disclosures in our tax returns, and our former external Norwegian tax attorney was issued criminal indictments related to certain of our restructuring transactions and the 2001 dividend payment.  In January 2012, the Norwegian authorities supplemented the previously issued criminal indictments by issuing a financial claim of NOK 1.8 billion, equivalent to approximately $211 million, jointly and severally, against our two subsidiaries, the two external tax advisors and the external tax attorney.  In February 2012, the authorities dropped the previously existing civil tax claim related to a certain restructuring transaction.  In April 2012, the Norwegian tax authorities supplemented the previously issued criminal indictments against our two subsidiaries by extending a criminal indictment against a third subsidiary, alleging misleading or incomplete disclosures in Norwegian tax returns for the years 2001 and 2002.  The criminal trial commenced in December 2012.  In May 2013, the Norwegian authorities dropped the financial claim of NOK 1.8 billion against one of our subsidiaries and the criminal case related to the migration case of another subsidiary.  The criminal trial proceedings ended in September 2013.  The Norwegian authorities subsequently suggested, if we were found guilty, that the court assess criminal penalties of NOK 230 million, equivalent to approximately $27 million, against three of our subsidiaries in addition to any civil tax penalties and the financial claim.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

On July 2, 2014, the Norwegian district court in Oslo acquitted our three subsidiaries, two external tax attorneys and an external tax advisor of all criminal charges related to the disclosures in our Norwegian tax returns for the years 1999 through 2002 and statutory financial statements for the years ended December 31, 1996 through 2001.  On July 16, 2014, the Norwegian authorities dropped the financial claim of NOK 1.8 billion, equivalent to approximately $211 million, against two of our subsidiaries, fully closing this matter, and on the same date, filed an appeal with respect to the following charges: (a) disclosures in our Norwegian tax returns related to a dividend payment in 2001, (b) disclosures in our Norwegian tax returns related to an intercompany rig sale in 1999 and (c) certain inaccuracies in Norwegian statutory financial statements for the years ended December 31, 1996 through 2001.  We believe our Norwegian tax returns are materially correct as filed, and we intend to continue to vigorously contest any assertions to the contrary by the Norwegian civil and criminal authorities in connection with the various transactions being investigated.  An unfavorable outcome on the Norwegian civil or criminal tax matters could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 751 million, equivalent to approximately $190 million, including a 75 percent penalty and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  On May 19, 2014, with respect to our Brazilian income tax returns for the years 2009 and 2010, the Brazilian tax authorities issued an aggregate tax assessment of BRL 130 million, equivalent to approximately $33 million, including a 75 percent penalty and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
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
Note 7—Discontinued Operations
Summarized results of discontinued operations
The summarized results of operations included in income from discontinued operations were as follows (in millions):
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating revenues	$—	$20	$—	$153
Operating and maintenance expense	2	(15)	2	(146)
Loss on disposal of assets in discontinued operations, net	—	—	—	(10)
Income (loss) from discontinued operations before income tax expense	2	5	2	(3)
Income tax (expense) benefit	1	(6)	—	(13)
Income (loss) from discontinued operations, net of tax	$3	$(1)	$2	$(16)

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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Under the operating agreements, we agreed to operate the standard jackups on behalf of Shelf Drilling for periods ranging from nine months to 27 months, until expiration or novation of the underlying drilling contracts by Shelf Drilling, the last of which was completed in January 2015.  Until the expiration or novation of such drilling contracts, we retained possession of the materials and supplies associated with the standard jackups that we operated under the operating agreements.  In the nine months ended September 30, 2015, we received cash proceeds of $3 million, associated with the sale of equipment and materials and supplies to Shelf Drilling upon expiration or novation of the drilling contracts.  In the nine months ended September 30, 2014, we received cash proceeds of $25 million and recognized a net gain of $2 million, which had no tax effect, associated with the sale of equipment and materials and supplies to Shelf Drilling upon expiration or novation of the drilling contracts.
For a period through November 2015, we agreed to provide to Shelf Drilling up to $125 million of financial support by maintaining letters of credit, surety bonds and guarantees for various contract bidding and performance activities associated with the drilling units sold to Shelf Drilling and in effect at the closing of the sale transactions.  At the time of the sale transactions, we had $113 million of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of rigs sold to Shelf Drilling.  Included within the $125 million maximum amount, we agreed to provide up to $65 million of additional financial support in connection with any new drilling contracts related to such drilling units.  Shelf Drilling is required to reimburse us in the event that any of these instruments are called.  At September 30, 2015 and December 31, 2014, we had $66 million and $91 million, respectively, of outstanding letters of credit, issued under our committed and uncommitted credit lines, in support of drilling units sold to Shelf Drilling.  See Note 13—Commitments and Contingencies.
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
Note 8—Earnings (Loss) Per Share
The numerator and denominator used for the computation of basic and diluted per share earnings (loss) from continuing operations were as follows (in millions, except per share data):
	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$318	$318	$(2,216)	$(2,216)	$178	$178	$(1,158)	$(1,158)
Undistributed earnings allocable to participating securities	(1)	(1)	—	—	(2)	(2)	—	—
Income (loss) from continuing operations available to shareholders	$317	$317	$(2,216)	$(2,216)	$176	$176	$(1,158)	$(1,158)

Denominator for earnings (loss) per share
Weighted‑average shares outstanding	364	364	362	362	363	363	362	362
Effect of stock options and other share‑based awards	—	—	—	—	—	—	—	—
Weighted‑average shares for per share calculation	364	364	362	362	363	363	362	362

Per share earnings (loss) from continuing operations	$0.87	$0.87	$(6.12)	$(6.12)	$0.48	$0.48	$(3.20)	$(3.20)

In the three and nine months ended September 30, 2015, we excluded from the calculation 5.5 million and 3.6 million share‑based awards, respectively, since the effect would have been anti-dilutive.  In the three and nine months ended September 30, 2014, we excluded from the calculation 2.9 million and 2.3 million share‑based awards, respectively, since the effect would have been anti-dilutive.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 9—Drilling Fleet
Construction work in progress—For the nine months ended September 30, 2015 and 2014, the changes in our construction work in progress, including capital expenditures and capitalized interest, were as follows (in millions):
	Nine months ended September 30,
	2015	2014
Construction work in progress, at beginning of period	$2,451	$2,710

Newbuild construction program
Deepwater Invictus (a) (b)	—	492
Deepwater Asgard (a) (b)	—	291
Deepwater Thalassa (c)	423	69
Deepwater Proteus (c)	175	56
Deepwater Conqueror (d)	64	113
Deepwater Pontus (c)	36	148
Deepwater Poseidon (c)	47	84
Transocean Cassiopeia (e)	3	4
Transocean Centaurus (e)	3	3
Transocean Cepheus (e)	3	3
Ultra‑Deepwater drillship TBN1 (f)	168	30
Transocean Cetus (e)	3	3
Transocean Circinus (e)	3	3
Ultra‑Deepwater drillship TBN2 (f)	126	27
Other construction projects and capital additions	282	521
Total capital expenditures	1,336	1,847
Changes in accrued capital additions	(57)	(36)
Impairment of construction work in progress	(52)	—

Property and equipment placed into service
Deepwater Invictus (a) (b)	—	(736)
Deepwater Asgard (a) (b)	—	(786)
Other property and equipment	(398)	(608)
Construction work in progress, at end of period	$3,280	$2,391
______________________________
(a)	The accumulated construction costs of this rig are no longer included in construction work in progress, as the construction project had been completed as of September 30, 2015.
(b)	The Ultra‑Deepwater drillships Deepwater Invictus and Deepwater Asgard, commenced operations in July 2014 and August 2014, respectively. The total carrying amount included capitalized costs of $272 million, representing the estimated fair value of construction in progress acquired in connection with our acquisition of Aker Drilling ASA in October 2011.
(c)	Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra‑Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2017 and the first quarter of 2018, respectively.
(d)	Deepwater Conqueror, a newbuild Ultra‑Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.
(e)	Transocean Cassiopeia, Transocean Centaurus, Transocean Cepheus, Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild High‑Specification Jackups under construction at Keppel FELS' shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2018, the third quarter of 2018, the first quarter of 2019, the third quarter of 2019 and the first quarter of 2020, respectively.
(f)	Our two unnamed dynamically positioned Ultra‑Deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2019 and the first quarter of 2020, respectively.

Dispositions—During the nine months ended September 30, 2015, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters Discoverer Seven Seas, Sedco 707, Sedco 710 and Sovereign Explorer and the Midwater Floaters C. Kirk Rhein, Jr., GSF Arctic I, GSF Arctic III, J.W. McLean, Sedco 601, Sedco 700 and Transocean Legend, along with related equipment.  In the three and nine months ended September 30, 2015, we received aggregate net cash proceeds of $1 million and $25 million, respectively, and recognized an aggregate net gain of $1 million and $7 million, respectively, associated with the disposal of these assets.  In the three and nine months ended September 30, 2015, we received cash proceeds of $2 million and $8 million, respectively, and recognized an aggregate net loss of $16 million and $27 million, respectively, associated with the disposal of assets unrelated to rig sales.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

During the nine months ended September 30, 2014, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the High‑Specification Jackups GSF Magellan and GSF Monitor along with related equipment.  In the three and nine months ended September 30, 2014, we received aggregate net cash proceeds of $99 million and $182 million, respectively, and recognized an aggregate net loss of $2 million associated with the disposal of these assets.  In the three and nine months ended September 30, 2014, we received cash proceeds of $3 million and $21 million, respectively, and recognized an aggregate net loss of $10 million and $12 million, respectively, associated with the disposal of assets unrelated to rig sales.
During the nine months ended September 30, 2015, we committed to a plan to sell the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters GSF Aleutian Key, GSF Arctic III, GSF Rig 135, Transocean Amirante and Transocean Legend along with related equipment.  At September 30, 2015, the aggregate carrying amount of our assets held for sale was $9 million, including the Deepwater Floaters GSF Celtic Sea and Transocean Rather and the Midwater Floaters Falcon 100, GSF Aleutian Key, GSF Rig 135, Sedneth 701 and Transocean Amirante, along with related equipment.  At December 31, 2014, the aggregate carrying amount of our assets held for sale was $25 million, including an aggregate carrying amount of $23 million for the Deepwater Floaters Discoverer Seven Seas, Sedco 710 and Sovereign Explorer and the Midwater Floaters C. Kirk Rhein, Jr., Falcon 100, GSF Arctic I, J.W. McLean, Sedco 601, Sedco 700 and Sedneth 701, along with related equipment, and an aggregate carrying amount of $2 million for the then remaining assets of our discontinued operations.
See Note 5—Impairments and Note 7—Discontinued Operations.
Note 10—Debt
Debt, net of unamortized discounts, premiums and fair value adjustments, was comprised of the following (in millions):
	September 30, 2015	December 31, 2014
4.95% Senior Notes due November 2015 (a)	$—	$898
5.05% Senior Notes due December 2016 (a)	995	999
2.5% Senior Notes due October 2017 (a)	642	748
Eksportfinans Loans due January 2018	223	369
6.00% Senior Notes due March 2018 (a)	874	1,001
7.375% Senior Notes due April 2018 (a)	247	247
6.50% Senior Notes due November 2020 (a)	915	911
6.375% Senior Notes due December 2021 (a)	1,169	1,199
3.8% Senior Notes due October 2022 (a)	731	745
7.45% Notes due April 2027 (a)	97	97
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	309	309
Capital lease contract due August 2029	597	615
7.5% Notes due April 2031 (a)	598	598
6.80% Senior Notes due March 2038 (a)	999	999
7.35% Senior Notes due December 2041 (a)	300	300
Total debt	8,753	10,092
Less debt due within one year
4.95% Senior Notes due November 2015 (a)	—	898
Eksportfinans Loans due January 2018	100	114
Capital lease contract due August 2029	23	21
Total debt due within one year	123	1,033
Total long‑term debt	$8,630	$9,059
______________________________
(a)	Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd. Transocean Ltd. has also guaranteed borrowings under the Five‑Year Revolving Credit Facility. Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions. See Note 17—Condensed Consolidating Financial Information.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Scheduled maturities—At September 30, 2015, the scheduled maturities of our debt were as follows (in millions):
Total
Twelve months ending September 30,
2016	$116
2017	1,113
2018	1,826
2019	32
2020	34
Thereafter	5,612
Total debt, excluding unamortized discounts, premiums and fair value adjustments	8,733
Total unamortized discounts, premiums and fair value adjustments, net	20
Total debt	$8,753

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
We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate ("LIBOR") plus a margin (the "Five‑Year Revolving Credit Facility Margin"), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non‑credit enhanced senior unsecured long‑term debt ("Debt Rating"), or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  Effective March 19, 2015, as a result of a reduction of our Debt Rating, the Five‑Year Revolving Credit Facility Margin increased to 1.75 percent from 1.5 percent and the facility fee increased to 0.275 percent from 0.225 percent.  At September 30, 2015, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.
4.95% Senior Notes—In September 2010, we issued $1.1 billion aggregate principal amount of 4.95% Senior Notes due November 2015 (the "4.95% Senior Notes").  At December 31, 2014, the aggregate outstanding principal amount of the 4.95% Senior Notes was $893 million.  On July 30, 2015, we redeemed the aggregate principal amount of $893 million of the outstanding 4.95% Senior Notes with an aggregate cash payment of $904 million for the full redemption of the outstanding notes.  In the three and nine months ended September 30, 2015, we recognized a loss of $10 million associated with retirement of the debt.
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
In the three and nine months ended September 30, 2015, we repurchased an aggregate principal amount of $5 million of the 5.05% Senior Notes and $30 million of the 6.375% Senior Notes with aggregate cash payments of $5 million and $24 million, respectively, and recognized a loss of less than $1 million and a gain of $6 million, respectively, associated with the retirement of debt.  At September 30, 2015, the aggregate outstanding principal amount of the 5.05% Senior Notes, the 6.375% Senior Notes and the 7.35% Senior Notes was $995 million, $1.17 billion and $300 million, respectively.  At December 31, 2014, the aggregate outstanding principal amount of the 5.05% Senior Notes, the 6.375% Senior Notes and the 7.35% Senior Notes was $1.0 billion, $1.2 billion and $300 million, respectively.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

In the three and nine months ended September 30, 2015, we repurchased an aggregate principal amount of $107 million of the 2.5% Senior Notes and $16 million of the 3.8% Senior Notes with an aggregate cash payment of $103 million and $11 million, respectively, and recognized an aggregate gain of $4 million and $5 million, respectively, associated with the retirement of debt.  At September 30, 2015, the aggregate outstanding principal amount of the 2.5% Senior Notes and the 3.8% Senior Notes was $643 million and $734 million, respectively.  At December 31, 2014, the aggregate outstanding principal amount of the 2.5% Senior Notes and the 3.8% Senior Notes was $750 million each.
6.00% Senior Notes—In December 2007, we issued $1.0 billion aggregate principal amount of 6.00% Senior Notes due March 2018 (the "6.00% Senior Notes").  In the three and nine months ended September 30, 2015, we repurchased an aggregate principal amount of $134 million of the 6.00% Senior Notes with an aggregate cash payment of $131 million and recognized an aggregate gain of $2 million associated with the retirement of debt.  At September 30, 2015 and December 31, 2014, the aggregate outstanding principal amount of the 6.00% Senior Notes was $866 million and $1.0 billion, respectively.
Eksportfinans Loans—We have borrowings under the Loan Agreement dated September 12, 2008 and the Loan Agreement dated November 18, 2008, between one of our subsidiaries and Eksportfinans ASA (together, the "Eksportfinans Loans").  At September 30, 2015 and December 31, 2014, aggregate borrowings of NOK 1.9 billion and NOK 2.8 billion, respectively, equivalent to approximately $224 million and $370 million, respectively, were outstanding under the Eksportfinans Loans.
The Eksportfinans Loans require collateral to be held by a financial institution through expiration (the "Eksportfinans Restricted Cash Investments").  At September 30, 2015 and December 31, 2014, the aggregate principal amount of the Eksportfinans Restricted Cash Investments was NOK 1.9 billion and NOK 2.8 billion, respectively, equivalent to approximately $224 million and $370 million, respectively.
Note 11—Derivatives and Hedging
During the nine months ended September 30, 2014, we entered into interest rate swaps, which qualified for and we designated as a fair value hedge to reduce our exposure to changes in the fair value of the 6.0% Senior Notes due March 2018 and the 6.5% Senior Notes due November 2020.  During the nine months ended September 30, 2015, we terminated the interest rate swaps previously designated as a fair value hedge of the 6.5% Senior Notes, and in the nine months ended September 30, 2015, we received an aggregate net cash payment of $24 million in connection with the settlement.
Our interest rate swaps have aggregate notional amounts equal to the corresponding face values of the hedged instruments and have stated maturities that coincide with those of the hedged instruments.  We determined that the hedging relationships qualify for and we have applied the shortcut method of accounting, under which the interest rate swaps are considered to have no ineffectiveness and no ongoing assessment of effectiveness is required.  Accordingly, changes in the fair value of the interest rate swaps recognized in interest expense offset the changes in the fair value of the hedged fixed-rate notes.

At September 30, 2015, the aggregate notional amounts and the weighted average interest rates associated with our derivatives designated as hedging instruments were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate notional amount	Fixed or variable rate	Weighted average rate	Aggregate notional amount	Fixed or variable rate	Weighted average rate
Interest rate swaps, fair value hedge	$750	Variable	4.91%	$750	Fixed	6%

The balance sheet classification and aggregate carrying amount of our derivatives designated as hedging instruments, measured at fair value, were as follows (in millions):
		September 30,	December 31,
	Balance sheet classification	2015	2014
Interest rate swaps, fair value hedge	Other current assets	$—	$4
Interest rate swaps, fair value hedge	Other assets	9	11

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
On August 25, 2015, we announced an amendment to our other postretirement employee benefit plans covering substantially all of our U.S. employees (the "OPEB Plans") that provides for benefits to eligible participants during a ten‑year phase‑out period ending December 31, 2026.  In the three months ended September 30, 2015, as a result of this remeasurement event, we reduced the aggregate liability for the OPEB Plans by $33 million with a corresponding entry to accumulated other comprehensive loss.
The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):
	Three months ended September 30, 2015				Three months ended September 30, 2014
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$1	$7	$1	$9	$9	$8	$—	$17
Interest cost	17	4	1	22	15	6	1	22
Expected return on plan assets	(22)	(7)	—	(29)	(19)	(7)	—	(26)
Settlements and curtailments	2	1	1	4	—	2	—	2
Actuarial losses, net	3	2	—	5	3	2	—	5
Prior service cost, net	—	—	(1)	(1)	—	—	—	—
Net periodic benefit costs	$1	$7	$2	$10	$8	$11	$1	$20

Funding contributions	$9	$2	$3	$14	$—	$4	$—	$4

	Nine months ended September 30, 2015				Nine months ended September 30, 2014
	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total	U.S. Plans	Non-U.S. Plans	OPEB Plans	Total
Net periodic benefit costs
Service cost	$4	$20	$1	$25	$30	$23	$—	$53
Interest cost	49	14	2	65	49	20	2	71
Expected return on plan assets	(65)	(21)	—	(86)	(56)	(22)	—	(78)
Settlements and curtailments	2	1	1	4	(6)	3	—	(3)
Actuarial losses, net	8	7	—	15	13	4	—	17
Net transition obligation	—	1	—	1	—	—	—	—
Prior service cost, net	—	—	(1)	(1)	(1)	—	—	(1)
Net periodic benefit costs	$(2)	$22	$3	$23	$29	$28	$2	$59

Funding contributions	$10	$14	$6	$30	$42	$28	$—	$70

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
U.S. Department of Justice settlement agreements—On January 3, 2013, we reached an agreement with the DOJ to resolve certain outstanding civil and potential criminal charges against us arising from the Macondo well incident.  As part of this resolution, we agreed to a guilty plea ("Plea Agreement") and a civil consent decree ("Consent Decree") by which, among other things, we agreed to pay $1.4 billion in fines, recoveries and civil penalties, excluding interest, in scheduled installments through February 2017.  In the nine months ended September 30, 2015 and 2014, we paid an aggregate installment of $264 million and $472 million, respectively, including interest, towards our obligations under the Plea Agreement and Consent Decree.  At September 30, 2015, we had satisfied our financial obligations under the Consent Decree and had $120 million outstanding under the Plea Agreement.  At December 31, 2014, our outstanding obligations under the Consent Decree and the Plea Agreement were $200 million and $180 million, respectively.
Macondo well incident contingencies
Overview—During the nine months ended September 30, 2015, in connection with the settlements, as further described below, we adjusted our assets and liabilities associated with contingencies resulting from the Macondo well incident.  In the nine months ended September 30, 2015, we recognized income of $788 million ($735 million, or $2.02 per diluted share, net of tax), recorded as a net reduction to operating and maintenance costs and expenses, including $538 million associated with recoveries from insurance for our previously incurred losses, $125 million associated with partial reimbursement from BP for our previously incurred legal costs, and $125 million associated with a net reduction to certain related contingent liabilities, primarily associated with contingencies that have either been settled or otherwise resolved as a result of settlements with BP and the PSC.  We made such adjustments with corresponding entries to increase accounts receivable by $663 million and decrease other current liabilities by $125 million.  In the three and nine months ended September 30, 2015, we received cash proceeds of $218 million and $663 million, respectively, associated with reimbursement for or recoveries of previously incurred losses, including $125 million from BP and $538 million from insurance.
We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2015 and December 31, 2014, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $285 million and $426 million, respectively, recorded in other current liabilities.  The liability for estimated loss contingencies at September 30, 2015, included, among others, the amount we have agreed to pay as a result of our settlement with the PSC (see "—PSC Settlement Agreement" below), which is subject to approval by the MDL Court.  The remaining litigation could result in certain loss contingencies that we believe are either reasonably possible or probable but for which we do not believe a reasonable estimate can be made.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.
We believe the remaining most notable claims against us arising from the Macondo well incident are the potential settlement class opt‑outs from the PSC Settlement Agreement.  See Note 18—Subsequent Events.
We recognize an asset associated with the portion of our estimated losses that we believe is probable of recovery from insurance and for which we had received from underwriters' confirmation of expected payment.  At December 31, 2014, the insurance recoverable asset was $10 million, recorded in other assets.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see "—Insurance coverage").  Our estimates involve a significant amount of judgment.  As a result of new information or future developments, we may increase our estimated loss contingencies arising out of the Macondo well incident or reduce our estimated recoveries from insurance, and the resulting losses could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

BP Settlement Agreement—On May 20, 2015, we entered into a settlement agreement with BP (the "BP Settlement Agreement").  We believe the BP Settlement Agreement resolves all Macondo well-related litigation between BP and us, and the indemnity BP has committed to provide will generally address claims by third parties, including claims for economic and property damages, economic loss and NRD.  However, the indemnity obligations do not extend to fines, penalties, or punitive damages.  The BP Settlement Agreement generally provides that:
▪	BP agreed to pay and has paid us $125 million, as noted above, as partial reimbursement of the legal costs we have incurred in connection with the Macondo well incident;
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

BP settlement with U.S. and States—On July 2, 2015, BP announced it had reached an agreement in principle to settle certain claims with the U.S.; the States of Alabama, Florida, Louisiana, Mississippi, and Texas (collectively, the "States") and local governments in the Gulf region.  Among other things, the announced agreement, if finalized and approved by the MDL Court, will resolve the claims of the U.S. and the States for NRD under OPA.  In the BP Settlement Agreement, BP has agreed to indemnify us for all NRD claims, and in the July 2, 2015 agreement, which is still subject to completion, the DOJ and the states that are party to the agreement, have agreed to release any such claims against us.  In light of these facts, we believe that our likelihood of loss resulting from any NRD claims is remote.
PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed a settlement agreement (the "PSC Settlement Agreement") with the MDL Court finalizing the terms as initially agreed to by us and the PSC in a Term Sheet Agreement on May 20, 2015.  The PSC Settlement Agreement is subject to approval by the MDL Court.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys' fees, to be allocated between two classes of plaintiffs as follows: (1) private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law (the "Punitive Damages Class"); and (2) private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us.  A court‑appointed neutral representative will allocate the payment between the two classes.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Members of the Punitive Damages Class may opt out of the PSC Settlement Agreement and continue to pursue punitive damages claims against us, but we may terminate the PSC Settlement Agreement if the number of opt outs exceeds the specified threshold amount.  In August 2015, we made a cash deposit of $212 million into an escrow account pending approval of the settlement by the MDL Court.  At September 30, 2015, the balance of the escrow account was $212 million, recorded in other current assets.
Multidistrict litigation proceeding—Most Macondo well-related claims against us have been resolved under various settlements.  There are, however, still pending claims by potential opt‑outs from the settlement with the PSC and a number of other parties.  As of September 30, 2015, the MDL Court has completed two trials involving us, and additional litigation and appeals continue.
The Phase One trial in 2013 addressed fault for the Macondo blowout and resulting oil spill.  The MDL Court's September 2014 Phase One ruling concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that we were negligent and 30 percent at fault; and that Halliburton Company ("Halliburton") was negligent and three percent at fault.  The finding that we were negligent, but not grossly negligent, meant that, subject to a successful appeal, we would not be held liable for punitive damages and that BP was required to honor its contractual agreements to indemnify us for compensatory damages and release its claims against us.  Our settlements with BP and the PSC finally resolve the indemnity and release issues (see "—BP Settlement Agreement" and "—PSC Settlement Agreement") and largely eliminate our risk should these determinations be reversed through the appeal process.  The MDL Court also concluded that we were an "operator" of the Macondo well for purposes of 33 U.S.C. § 2704(c)(3), a provision of OPA that permits government entities to recover removal costs by owners and operators of a facility or vessel that caused a discharge.  The MDL Court, however, found that "Transocean's liability to government entities for removal costs is ultimately shifted to BP by virtue of contractual indemnity," and BP has agreed to indemnify removal costs through the BP Settlement Agreement (see "—BP Settlement Agreement").
The Phase One ruling did not quantify damages or result in a final monetary judgment.  However, because it is a determination of liability under maritime law, the Phase One ruling is appealable, and we, along with BP, the PSC, Halliburton and the State of Alabama have each appealed or cross-appealed aspects of the ruling.  These appeals have been stayed pending the finalization of BP's settlement with the U.S. and the States.  As a result of our settlements, we do not expect any party to challenge the ruling with respect to Transocean when the appeals resume, and we expect that any remaining issues in the appeal would be addressed to the other parties.
We can provide no assurances as to the outcome of these appeals, as to the timing of any further rulings, or that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Pending claims—As of September 30, 2015, approximately 1,398 actions or claims are pending against us, along with other unaffiliated defendants arising from individual complaints as well as putative class-action complaints that were filed in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and other courts.  These claims were originally filed in various state and federal courts, and most have been consolidated in the MDL Court.  We believe our settlement with the PSC, if approved by the MDL Court, will resolve many of these pending actions.  As for any actions not resolved by these settlements, including any remaining personal injury claims, any claims by individuals who opt‑out of the PSC Settlement Agreement, claims by State governments, claims by private environmental groups, and securities actions, we are vigorously defending those claims and pursuing any and all defenses available.
Wrongful death and personal injury claims—As of September 30, 2015, all personal injury claims have been settled.
State and other government claims—Claims have been filed against us by over 200 state, local and foreign governments, including the States of Alabama, Florida, Louisiana, Mississippi and Texas; the Mexican States of Veracruz, Quintana Roo, Tamaulipas and Yucatan; the federal government of Mexico and other local governments by and on behalf of multiple towns and parishes.  See Note 18—Subsequent Events.
The remaining government claims include claims under OPA for economic damages, natural resource damages and removal costs.  As noted above, BP has agreed to indemnify us for these damages (see "—Macondo well incident settlement obligations").  The OPA claims of the Mexican States of Veracruz, Quintana Roo, Tamaulipas and Yucatan were dismissed for failure to demonstrate that recovery under OPA was authorized by treaty or executive agreement.  The MDL Court subsequently granted summary judgment and the Fifth Circuit upheld the decision on the Mexican States' general maritime law claims on the ground that the federal government of Mexico, rather than the Mexican States, had the proprietary interest in the claims.  The Mexican States have sought review in the U.S. Supreme Court, which has not yet acted on the petition.
Citizen suits under environmental statutes—The Center for Biological Diversity (the "Center"), a private environmental group, sued BP and us under multiple federal environmental statutes seeking monetary penalties and injunctive relief.  The MDL Court dismissed all of the claims, and in January 2013, the Fifth Circuit affirmed the dismissal with one exception:  the Fifth Circuit remanded to the MDL Court the Center's claim for injunctive relief, but not for penalties, based on BP and our alleged failure to make certain reports about the constituents of oil spilled into the U.S. Gulf of Mexico as required by the Emergency Planning and Community Right–to–Know Act of 1986.  In September 2015, the MDL Court granted summary judgment in favor of us and BP on the one remaining claim.
Federal securities claims—On September 30, 2010, a proposed federal securities class action was filed in the U.S. District Court for the Southern District of New York, naming us, former chief executive officers of Transocean Ltd. and one of our acquired companies as defendants.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement relating to our shareholder meeting in connection with the merger with the acquired company violated Section 14(a) of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 14a‑9 promulgated thereunder and Section 20(a) of the Exchange Act.  The plaintiff claimed that the acquired company's shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys' fees on behalf of the plaintiff and the proposed class members.  In connection with this action, we are obligated to pay the defense fees and costs for the individual defendants, which may be covered by our directors' and officers' liability insurance, subject to a deductible.  On March 11, 2014, the District Court for the Southern District of New York dismissed the claims as time-barred.  Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit, which heard oral argument on August 18, 2015.  The court has not yet issued a ruling.
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
Insurance coverage—At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, excluding a $15 million deductible and a $50 million self-insured layer through our wholly owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  We have recovered costs under the first four excess layers, the limits of which are now fully exhausted.  We have submitted claims to the $250 million fifth layer, which is comprised of Bermuda market insurers (the "Bermuda Insurers").  The Bermuda Insurers have asserted various coverage defenses to our claims and we have issued arbitration notices to the Bermuda Insurers.

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
During the year ended December 31, 2014, a group of lawsuits premised on the same allegations as those in Mississippi were filed in Louisiana.  As of September 30, 2015, eight plaintiffs have claims pending against one or more of our subsidiaries in four different lawsuits filed in Louisiana.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
One of our subsidiaries was involved in lawsuits arising out of the subsidiary's involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2015, the subsidiary was a defendant in approximately 247 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 286 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos‑related lawsuits was filed against the subsidiary in 1990.  Through September 30, 2015, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary's defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.
Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 443 million, equivalent to approximately $112 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer's Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.
Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 563 million, equivalent to approximately $143 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 37 million, equivalent to approximately $9 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities was filed in November 2014 and accepted for review in April 2015.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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
Other matters—We are involved in various tax matters, various regulatory matters, and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  Such matters include a certain claim asserted by Petróleo Brasileiro S.A. that it will seek to recover from its contractors, including us, any taxes, penalties, interest and fees, if any, that it must pay to the Brazilian Federal Revenue Service for withholding taxes related to its charter agreements with its contractors.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any tax, regulatory, lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.
Other environmental matters
Hazardous waste disposal sites—We have certain potential liabilities under the Comprehensive Environment Response, Compensation and Liability Act ("CERCLA") and similar state acts regulating cleanup of various hazardous waste disposal sites, including those described below.  CERCLA is intended to expedite the remediation of hazardous substances without regard to fault.  Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site.  Liability is strict and can be joint and several.
We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs have agreed with the Environmental Protection Agency (the "EPA") and the DOJ to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA.  The form of the agreement is a consent decree, which has been entered by the court.  The parties to the settlement have entered into a participation agreement, which makes us liable for approximately eight percent of the remediation and related costs.  The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material.  There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Retained risk
Overview—Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self‑insured retentions.  At September 30, 2015, the insured value of our drilling rig fleet was approximately $25.7 billion, excluding our rigs under construction.  We generally do not carry commercial market insurance coverage for loss of revenues or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.
Hull and machinery coverage—At September 30, 2015, under the hull and machinery program, we generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Subject to the same shared deductible, we also had coverage for an amount equal to 50 percent of a rig's insured value for combined costs incurred to mitigate rig damage, wreck or debris removal and collision liability.  Any excess wreck or debris removal costs and excess collision liability costs are generally covered to the extent of our remaining excess liability coverage.
Excess liability coverage—At September 30, 2015, we carried excess liability coverage of $700 million in the commercial market excluding the deductibles and self‑insured retention noted below, which generally covers offshore risks such as personal injury, third‑party property claims, and third‑party non‑crew claims, including wreck removal and pollution.  Our excess liability coverage had separate $10 million per occurrence deductibles on collision liability claims and $5 million per occurrence deductibles on crew personal injury claims and on other third‑party non‑crew claims.  Through our wholly owned captive insurance company, we retained the risk of the primary $50 million excess liability coverage.  In addition, we generally retained the risk for any liability losses in excess of $750 million.
Other insurance coverage—At September 30, 2015, we also carried $100 million of additional insurance that generally covers expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provides coverage for such expenses in circumstances in which we have legal or contractual liability arising from our gross negligence or willful misconduct.
Letters of credit and surety bonds
At September 30, 2015 and December 31, 2014, we had outstanding letters of credit totaling $244 million and $338 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations, including letters of credit totaling $66 million and $91 million, respectively, that we agreed to maintain in support of the operations for Shelf Drilling (see Note 7—Discontinued Operations).
As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations relating to the importation of our rigs and certain performance and other obligations.  At September 30, 2015 and December 31, 2014, we had outstanding surety bonds totaling $30 million and $6 million, respectively.
Note 14—Shareholders' Equity
Par value reduction—In August 2015, our board of directors recommended that shareholders at the extraordinary general meeting, scheduled to be held on October 29, 2015, (the "extraordinary general meeting") approve the reduction of the par value of each of our shares to CHF 0.10 from the original par value of CHF 15.00.  See Note 18—Subsequent Events.
Distributions of qualifying additional paid‑in capital—In May 2015, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  We do not pay the distribution of qualifying additional paid‑in capital with respect to our shares held in treasury or held by our subsidiary.  In May 2015, we recognized a liability of $218 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid‑in capital.  On June 17 and September 23, 2015, we paid the first two installments in the aggregate amount of $109 million to shareholders of record as of May 29 and August 25, 2015.  In August 2015, our board of directors recommended that shareholders at the extraordinary general meeting approve the cancellation of the third and fourth installments of the dividend.  At September 30, 2015, the aggregate carrying amount of the distribution payable was $109 million.  See Note 18—Subsequent Events.
In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  In May 2014, we recognized a liability of $1.1 billion for the distribution payable with a corresponding entry to additional paid‑in capital.  On June 18 and September 17, 2014 we paid the first two installments in the aggregate amount of $544 million to shareholders of record as of May 30 and August 22, 2014.  At December 31, 2014, the aggregate carrying amount of the distribution payable was $272 million.  On March 18, 2015, we paid the final installment in the aggregate amount of $272 million to shareholders of record as of February 20, 2015.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Shares held in treasury—At September 30, 2015 and December 31, 2014, we held 2.9 million shares in treasury, recorded at cost.  In August 2015, our board of directors recommended that shareholders at our extraordinary general meeting approve the cancellation of all shares held in treasury.  See Note 18—Subsequent Events.
Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At September 30, 2015 and December 31, 2014, our subsidiary held 7.2 million shares and 8.7 million shares, respectively.
Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, were as follows (in millions):
	Three months ended September 30, 2015			Three months ended September 30, 2014
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(410)	$—	$(410)	$(188)	$—	$(188)
Other comprehensive income before reclassifications	33	—	33	(3)	—	(3)
Reclassifications to net income	9	—	9	6	—	6
Other comprehensive income, net	42	—	42	3	—	3
Balance, end of period	$(368)	$—	$(368)	$(185)	$—	$(185)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Defined benefit pension plans	Derivative instruments	Total	Defined benefit pension plans	Derivative instruments	Total
Balance, beginning of period	$(404)	$—	$(404)	$(264)	$2	$(262)
Other comprehensive income (loss) before reclassifications	22	—	22	70	—	70
Reclassifications to net income	14	—	14	9	(2)	7
Other comprehensive income (loss), net	36	—	36	79	(2)	77
Balance, end of period	$(368)	$—	$(368)	$(185)	$—	$(185)

Note 15—Noncontrolling interest
Transocean Partners—On August 5, 2014, we completed an initial public offering of Transocean Partners.  In the three and nine months ended September 30, 2014, in connection with the transaction, we received cash proceeds of $416 million, net of $27 million for underwriting discounts and commissions and other offering costs, and we recorded an allocation of capital, which resulted in a decrease of $44 million to noncontrolling interest with a corresponding increase to additional paid‑in capital.
In the three and nine months ended September 30, 2015, Transocean Partners declared and paid an aggregate distribution of $25 million and $75 million, respectively, to its unitholders, of which $7 million and $21 million, respectively, was paid to the holders of noncontrolling interest and $18 million and $54 million, respectively, was paid to us and was eliminated in consolidation.
Other subsidiaries—During the nine months ended September 30, 2015 and 2014, as a result of transactions with holders of noncontrolling interest in other subsidiaries, we recorded an allocation of capital, which resulted in a decrease of $9 million and an increase of $11 million, respectively, to noncontrolling interest with corresponding adjustments to additional paid‑in capital.  See Note 5—Impairments.

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 16—Financial Instruments
The carrying amounts and fair values of our financial instruments were as follows (in millions):
	September 30, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$2,234	$2,234	$2,635	$2,635
Notes and other loans receivable	—	—	15	15
Restricted cash investments	443	485	377	394
Long‑term debt, including current maturities	8,753	7,099	10,092	9,778
Derivative instruments, assets	9	9	15	15

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:
Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At September 30, 2015 and December 31, 2014, the aggregate carrying amount of our cash equivalents was $1.5 billion and $1.7 billion, respectively.
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
Restricted cash investments—The carrying amount of the Eksportfinans Restricted Cash Investments represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At September 30, 2015 and December 31, 2014, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $223 million and $369 million, respectively.  At September 30, 2015 and December 31, 2014, the estimated fair value of the Eksportfinans Restricted Cash Investments was $265 million and $386 million, respectively.
The carrying amount of the restricted cash investments for our settlement with PSC pending court approval and certain contingent obligations approximates fair value due to the short‑term nature of the instruments in which the restricted cash investments are held.  At September 30, 2015 and December 31, 2014, the aggregate carrying amount of the restricted cash investments for these contingent obligations was $220 million and $8 million, respectively, recorded in other current assets.
Debt—We measured the estimated fair value of our fixed‑rate debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At September 30, 2015 and December 31, 2014, the aggregate carrying amount of our fixed‑rate debt was $8.8 billion and $10.1 billion, respectively.  At September 30, 2015 and December 31, 2014, the aggregate estimated fair value of our fixed‑rate debt was $7.1 billion and $9.8 billion, respectively.
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

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

The following tables include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis (in millions):
	Three months ended September 30, 2015
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$1,608	$—	$1,608
Cost and expenses	4	1	1,130	—	1,135
Loss on impairment	—	—	(13)	—	(13)
Loss on disposal of assets, net	—	—	(15)	—	(15)
Operating income (loss)	(4)	(1)	450	—	445

Other income (expense), net
Interest income (expense), net	(2)	(189)	87	—	(104)
Equity in earnings	327	512	—	(839)	—
Other, net	—	6	(3)	—	3
	325	329	84	(839)	(101)
Income from continuing operations before income tax expense	321	328	534	(839)	344
Income tax expense	—	—	17	—	17
Income from continuing operations	321	328	517	(839)	327
Income from discontinued operations, net of tax	—	1	2	—	3

Net income	321	329	519	(839)	330
Net income attributable to noncontrolling interest	—	—	9	—	9
Net income attributable to controlling interest	321	329	510	(839)	321

Other comprehensive income before income taxes	2	36	4	—	42
Income taxes related to other comprehensive income	—	—	—	—	—
Other comprehensive income	2	36	4	—	42

Total comprehensive income	323	365	523	(839)	372
Total comprehensive income attributable to noncontrolling interest	—	—	9	—	9
Total comprehensive income attributable to controlling interest	$323	$365	$514	$(839)	$363

	Three months ended September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$2,273	$(3)	$2,270
Cost and expenses	7	—	1,654	(3)	1,658
Loss on impairment	—	—	(2,768)	—	(2,768)
Loss on disposal of assets, net	—	—	(12)	—	(12)
Operating loss	(7)	—	(2,161)	—	(2,168)

Other income (expense), net
Interest income (expense), net	—	(145)	29	—	(116)
Equity in earnings	(2,210)	(1,995)	—	4,205	—
Other, net	—	—	6	—	6
	(2,210)	(2,140)	35	4,205	(110)
Loss from continuing operations before income tax expense	(2,217)	(2,140)	(2,126)	4,205	(2,278)
Income tax expense	—	—	(16)	—	(16)
Loss from continuing operations	(2,217)	(2,140)	(2,110)	4,205	(2,262)
Income (loss) from discontinued operations, net of tax	—	(16)	15	—	(1)

Net loss	(2,217)	(2,156)	(2,095)	4,205	(2,263)
Net loss attributable to noncontrolling interest	—	—	(46)	—	(46)
Net loss attributable to controlling interest	(2,217)	(2,156)	(2,049)	4,205	(2,217)

Other comprehensive income before income taxes	—	2	2	—	4
Income taxes related to other comprehensive income	—	—	(1)	—	(1)
Other comprehensive income	—	2	1	—	3

Total comprehensive loss	(2,217)	(2,154)	(2,094)	4,205	(2,260)
Total comprehensive loss attributable to noncontrolling interest	—	—	(46)	—	(46)
Total comprehensive loss attributable to controlling interest	$(2,217)	$(2,154)	$(2,048)	$4,205	$(2,214)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Nine months ended September 30, 2015
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$5,539	$(4)	$5,535
Cost and expenses	16	5	3,029	(4)	3,046
Loss on impairment	—	—	(1,839)	—	(1,839)
Loss on disposal of assets, net	—	—	(20)	—	(20)
Operating income (loss)	(16)	(5)	651	—	630

Other income (expense), net
Interest income (expense), net	(4)	(548)	224	—	(328)
Equity in earnings (loss)	200	686	—	(886)	—
Other, net	—	34	11	—	45
	196	172	235	(886)	(283)
Income from continuing operations before income tax expense	180	167	886	(886)	347
Income tax expense	—	—	140	—	140
Income from continuing operations	180	167	746	(886)	207
Income (loss) from discontinued operations, net of tax	—	5	(3)	—	2

Net income	180	172	743	(886)	209
Net income attributable to noncontrolling interest	—	—	29	—	29
Net income attributable to controlling interest	180	172	714	(886)	180

Other comprehensive income before income taxes	—	28	10	—	38
Income taxes related to other comprehensive income	—	—	(2)	—	(2)
Other comprehensive income	—	28	8	—	36

Total comprehensive income	180	200	751	(886)	245
Total comprehensive loss attributable to noncontrolling interest	—	—	29	—	29
Total comprehensive income attributable to controlling interest	$180	$200	$722	$(886)	$216

	Nine months ended September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Operating revenues	$—	$—	$6,949	$(12)	$6,937
Cost and expenses	25	2	4,806	(12)	4,821
Loss on impairment	—	—	(2,833)	—	(2,833)
Loss on disposal of assets, net	—	—	(14)	—	(14)
Operating loss	(25)	(2)	(704)	—	(731)

Other income (expense), net
Interest income (expense), net	(10)	(423)	104	—	(329)
Equity in loss	(1,139)	(689)	—	1,828	—
Other, net	—	1	11	—	12
	(1,149)	(1,111)	115	1,828	(317)
Loss from continuing operations before income tax expense	(1,174)	(1,113)	(589)	1,828	(1,048)
Income tax expense	—	—	136	—	136
Loss from continuing operations	(1,174)	(1,113)	(725)	1,828	(1,184)
Loss from discontinued operations, net of tax	—	(13)	(3)	—	(16)

Net loss	(1,174)	(1,126)	(728)	1,828	(1,200)
Net loss attributable to noncontrolling interest	—	—	(26)	—	(26)
Net loss attributable to controlling interest	(1,174)	(1,126)	(702)	1,828	(1,174)

Other comprehensive income before income taxes	12	59	10	—	81
Income taxes related to other comprehensive income	—	—	(4)	—	(4)
Other comprehensive income	12	59	6	—	77

Total comprehensive loss	(1,162)	(1,067)	(722)	1,828	(1,123)
Total comprehensive loss attributable to noncontrolling interest	—	—	(26)	—	(26)
Total comprehensive loss attributable to controlling interest	$(1,162)	$(1,067)	$(696)	$1,828	$(1,097)

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	September 30, 2015
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$8	$618	$1,608	$—	$2,234
Other current assets	5	711	4,592	(2,636)	2,672
Total current assets	13	1,329	6,200	(2,636)	4,906

Property and equipment, net	—	—	20,352	—	20,352
Investment in affiliates	13,851	31,609	—	(45,460)	—
Other assets	—	4,790	29,367	(33,580)	577
Total assets	13,864	37,728	55,919	(81,676)	25,835

Liabilities and equity
Debt due within one year	—	—	123	—	123
Other current liabilities	127	356	3,860	(2,636)	1,707
Total current liabilities	127	356	3,983	(2,636)	1,830

Long-term debt	—	23,951	18,259	(33,580)	8,630
Other long-term liabilities	17	266	1,051	—	1,334
Total long-term liabilities	17	24,217	19,310	(33,580)	9,964

Commitments and contingencies
Redeemable noncontrolling interest	—	—	15	—	15

Total equity	13,720	13,155	32,611	(45,460)	14,026
Total liabilities and equity	$13,864	$37,728	$55,919	$(81,676)	$25,835

	December 31, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated
Assets
Cash and cash equivalents	$16	$842	$1,777	$—	$2,635
Other current assets	12	757	5,228	(2,631)	3,366
Total current assets	28	1,599	7,005	(2,631)	6,001

Property and equipment, net	—	—	21,538	—	21,538
Investment in affiliates	13,952	30,925	—	(44,877)	—
Other assets	—	3,899	25,883	(28,908)	874
Total assets	13,980	36,423	54,426	(76,416)	28,413

Liabilities and equity
Debt due within one year	—	898	135	—	1,033
Other current liabilities	287	473	4,608	(2,631)	2,737
Total current liabilities	287	1,371	4,743	(2,631)	3,770

Long-term debt	—	21,486	16,481	(28,908)	9,059
Other long-term liabilities	22	280	1,289	—	1,591
Total long-term liabilities	22	21,766	17,770	(28,908)	10,650

Commitments and contingencies
Redeemable noncontrolling interest	—	—	11	—	11

Total equity	13,671	13,286	31,902	(44,877)	13,982
Total liabilities and equity	$13,980	$36,423	$54,426	$(76,416)	$28,413

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

	Nine months ended September 30, 2015
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$(11)	$(413)	$2,909	$—	$2,485

Cash flows from investing activities
Capital expenditures	—	—	(1,336)	—	(1,336)
Proceeds from disposal of assets, net	—	—	33	—	33
Proceeds from disposal of assets in discontinued operations, net	—	—	3	—	3
Proceeds from repayment of notes receivable	—	—	15	—	15
Investing activities with affiliates, net	—	(1,394)	(2,744)	4,138	—
Net cash used in investing activities	—	(1,394)	(4,029)	4,138	(1,285)

Cash flows from financing activities
Repayments of debt	—	(1,178)	(128)	—	(1,306)
Proceeds from restricted cash investments	—	—	110	—	110
Distribution of qualifying additional paid‑in capital	(381)	—	—	—	(381)
Distribution to holders of noncontrolling interest	—	—	(21)	—	(21)
Financing activities with affiliates, net	387	2,761	990	(4,138)	—
Other, net	(3)	—	—	—	(3)
Net cash provided by (used in) financing activities	3	1,583	951	(4,138)	(1,601)

Net decrease in cash and cash equivalents	(8)	(224)	(169)	—	(401)
Cash and cash equivalents at beginning of period	16	842	1,777	—	2,635
Cash and cash equivalents at end of period	$8	$618	$1,608	$—	$2,234

	Nine months ended September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Other Subsidiaries	Consolidating adjustments	Consolidated

Cash flows from operating activities	$534	$(1,019)	$2,139	$—	$1,654

Cash flows from investing activities
Capital expenditures	—	—	(1,847)	—	(1,847)
Proceeds from disposal of assets, net	—	—	203	—	203
Proceeds from disposal of discontinued operations, net	—	—	35	—	35
Investment in loans receivable	—	—	(15)	—	(15)
Proceeds from repayment of notes receivable	—	—	101	—	101
Investing activities with affiliates, net	19	1,188	497	(1,704)	—
Net cash provided by (used in) investing activities	19	1,188	(1,026)	(1,704)	(1,523)

Cash flows from financing activities
Repayments of debt	—	—	(318)	—	(318)
Proceeds from restricted cash investments	—	—	176	—	176
Deposits to restricted cash investments	—	—	(20)	—	(20)
Proceeds from sale of noncontrolling interest	—	—	443	—	443
Distribution of qualifying additional paid‑in capital	(746)	—	—	—	(746)
Financing activities with affiliates, net	217	(506)	(1,415)	1,704	—
Other, net	(3)	(6)	(27)	—	(36)
Net cash used in financing activities	(532)	(512)	(1,161)	1,704	(501)

Net increase (decrease) in cash and cash equivalents	21	(343)	(48)	—	(370)
Cash and cash equivalents at beginning of period	4	1,617	1,622	—	3,243
Cash and cash equivalents at end of period	$25	$1,274	$1,574	$—	$2,873

TRANSOCEAN LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 18—Subsequent Events
States settlement agreement—Effective October 13, 2015, we finalized a settlement agreement with the States, pursuant to which the States agreed to release all of their claims against us arising from the Macondo well incident.  At September 30, 2015, in connection with the settlement, we had a liability of $35 million, recorded in other current liabilities, and on October 22, 2015, we made an aggregate cash payment of $35 million to the States.
Extraordinary general meeting—In August 2015, we announced that we would convene an extraordinary general meeting of shareholders for approval of certain proposed items.  On October 29, 2015, shareholders at the extraordinary general meeting approved the following items: (a) the election of Jeremy D. Thigpen, our President and Chief Executive Officer, as a member of our board of directors for a term extending until completion of the 2016 annual general meeting, (b) the cancellation of the third and fourth installments of the dividend approved at the annual general meeting held on May 15, 2015, (c) the reduction of the par value of each of our shares to CHF 0.10 from the original par value of CHF 15.00 and (d) the cancellation of all shares that have been repurchased to date under our share repurchase program, which was approved by shareholders at the annual general meeting held on May 15, 2009.

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

The foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward‑looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.  All subsequent written and oral forward‑looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward‑looking statements.  Each forward‑looking statement speaks only as of the date of the particular statement.  We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward‑looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward‑looking statement is based, except as required by law.

Business
Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, "Transocean," "we," "us" or "our") is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 26, 2015, we owned or had partial ownership interests in and operated 62 mobile offshore drilling units, including 27 Ultra‑Deepwater Floaters, seven Harsh Environment Floaters, six Deepwater Floaters, 12 Midwater Floaters and 10 High‑Specification Jackups.  At October 26, 2015, we also had seven Ultra-Deepwater drillships and five High‑Specification Jackups under construction or under contract to be constructed.
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
Significant Events
Macondo well incident litigation and settlements and insurance recoveries—On May 20, 2015, we entered into a confidential settlement agreement with BP to settle various disputes remaining between the parties with respect to the Macondo well incident (the "BP Settlement Agreement").  On May 29, 2015, together with the Plaintiff's Steering Committee (the "PSC"), we filed a settlement agreement (the "PSC Settlement Agreement") with the U.S. District Court for the Eastern District of Louisiana (the "MDL Court") through which we have agreed to pay, subject to the MDL Court approval, a total of $212 million, plus up to $25 million for partial reimbursement of attorneys' fees.  During the nine months ended September 30, 2015, in connection with the settlements, we adjusted our assets and liabilities associated with contingencies resulting from the Macondo well incident.  In the nine months ended September 30, 2015, we recognized income of $788 million ($735 million, net of tax), recorded as a net reduction to operating and maintenance costs and expenses, including $538 million associated with recoveries from insurance for our previously incurred losses, $125 million associated with partial reimbursement from BP for our previously incurred legal costs, and $125 million associated with a net reduction to certain related contingent liabilities, either settled, otherwise resolved or increased as a result of such settlements.  In the three and nine months ended September 30, 2015, we received cash proceeds of $93 million and $538 million, respectively, associated with recoveries from insurance.  In the three and nine months ended September 30, 2015, we received cash proceeds of $125 million associated with the partial reimbursement from BP for previously incurred legal costs, and we made a cash deposit of $212 million into an escrow account associated with the pending court approval of our settlement with the PSC.
Effective October 13, 2015, we finalized a settlement agreement with the States of Alabama, Florida, Louisiana, Mississippi, and Texas (collectively, the "States"), pursuant to which the States agreed to release all of their claims against us arising from the Macondo well incident.  At September 30, 2015, in connection with the settlement, we had a liability of $35 million, recorded in other current liabilities, and on October 22, 2015, we made an aggregate cash payment of $35 million to the States.
See '"—Operating Results," "—Liquidity and Capital Resources—Sources and uses of liquidity" and "—Contingencies—Macondo well incident."
Debt redemption—On July 30, 2015, we redeemed the aggregate principal amount of $893 million of the outstanding 4.95% Senior Notes with an aggregate cash payment of $904 million for the full redemption of the notes.  In the three and nine months ended September 30, 2015, we recognized a loss of $10 million associated with the retirement of the debt.  See "—Liquidity and Capital Resources—Sources and uses of liquidity."
Debt repurchases—In the three and nine months ended September 30, 2015, we made an aggregate cash payment of $274 million and recognized an aggregate gain of $17 million associated with the open market repurchases of an aggregate principal amount of $292 million of certain of our publicly traded debt securities.  See "—Liquidity and Capital Resources—Sources and uses of liquidity."

Distributions of qualifying additional paid-in capital—In May 2015, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  On June 17 and September 23, 2015, we paid the first two installments in the aggregate amount of $109 million to shareholders of record as of May 29 and August 25, 2015.  On October 29, 2015, shareholders at the extraordinary general meeting approved the cancellation of the third and fourth installments of the dividend.
In May 2014, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $3.00 per outstanding share, payable in four quarterly installments of $0.75 per outstanding share, subject to certain limitations.  On June 18 and September 17, 2014, we paid the first two installments in the aggregate amount of $544 million to shareholders of record as of May 30 and August 22, 2014.  On March 18, 2015, we paid the final installment in the aggregate amount of $272 million to shareholders of record as of February 20, 2015.
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
Impairments of long‑lived assets—During the nine months ended September 30, 2015, we identified indicators that our Deepwater Floater and Midwater Floater asset groups may not be recoverable.  As a result of our impairment testing, in the nine months ended September 30, 2015, we recognized a loss of $1.2 billion ($1.1 billion, net of tax) associated with the impairment of these held and used assets.  See "—Operating Results" and Notes to Condensed Consolidated Financial Statements—Note 5—Impairments.
During the nine months ended September 30, 2015, we committed to a plan to sell for scrap value the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters GSF Aleutian Key, GSF Arctic III, GSF Rig 135, Transocean Amirante and Transocean Legend along with related equipment.  As a result, we recognized an aggregate loss of $664 million ($550 million, net of tax) associated with the impairment of these held for sale assets.  See "—Operating Results", "—Liquidity and Capital Resources—Drilling fleet" and Notes to Condensed Consolidated Financial Statements—Note 5—Impairments.
Dispositions—During the nine months ended September 30, 2015, we completed the sale of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters Discoverer Seven Seas, Sedco 707, Sedco 710 and Sovereign Explorer and the Midwater Floaters C. Kirk Rhein, Jr., GSF Arctic I, GSF Arctic III, J.W. McLean, Sedco 601, Sedco 700 and Transocean Legend along with related equipment and we received net cash proceeds of $25 million.  See "—Liquidity and Capital Resources—Drilling fleet."
Outlook
Drilling market—Although our long-term view of the offshore drilling market remains positive, particularly for high‑specification assets, we expect the near to medium term to be especially challenging given the sustained weak commodity pricing, coupled with our customers' focus on reducing costs, spending within their cash flow and maintaining capital allocation policies resulting in delays of many exploration and development programs.  Oil and natural gas prices do not currently support sustained demand for drilling rigs across all asset classes and regions.  As a result of this reduced demand, we have seen a sharp decline in the execution of drilling contracts for the global offshore drilling fleet.  We do not currently expect the number of drilling contract awards to increase in 2016, exacerbating the current excess rig capacity, leading to lower utilization and dayrates.  In this environment, older and less capable assets are more likely to be permanently retired, ultimately reducing the available supply of drilling rigs.  As of October 26, 2015, our contract backlog was $16.9 billion compared to $18.6 billion as of July 15, 2015.

Fleet status—As of October 26, 2015, uncommitted fleet rates for the remainder of 2015 and for 2016, 2017, 2018 and 2019 were as follows:
	2015	2016	2017	2018	2019
Uncommitted fleet rate (a) (b)
Ultra‑Deepwater Floaters	37%	50%	64%	73%	76%
Harsh‑Environment Floaters	43%	54%	72%	86%	92%
Deepwater Floaters	33%	82%	100%	100%	100%
Midwater Floaters	42%	79%	100%	100%	100%
High‑Specification Jackups	30%	43%	72%	90%	100%
______________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

(b)	Uncommitted fleet rates exclude the effect of priced options.

Ultra‑Deepwater Floaters—During the third quarter of 2015, four contracts and extensions for Ultra‑Deepwater Floaters were entered into worldwide, including our contract extension for Dhirubhai Deepwater KG2.  As of October 26, 2015, we had 17 of our 27 Ultra-Deepwater Floaters contracted through the end of 2015.
Harsh Environment Floaters—In the third quarter of 2015, we had one extension for Transocean Barents.  As of October 26, 2015, we had four of our seven Harsh Environment Floaters contracted through the end of 2015.
Deepwater Floaters—As of October 26, 2015, we had four of our six Deepwater Floaters contracted through the end of 2015.
Midwater Floaters—As of October 26, 2015, we had seven of our 12 Midwater Floaters contracted through the end of 2015.
High‑Specification Jackups—As of October 26, 2015, we had seven of our 10 High‑Specification Jackups contracted through the end of 2015.
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
The contract backlog for our contract drilling services was as follows:
	October 26, 2015	July 15, 2015	February 17, 2015
Contract backlog	(In millions)
Ultra‑Deepwater Floaters	$14,444	$15,346	$16,529
Harsh Environment Floaters	1,146	1,241	1,591
Deepwater Floaters	222	402	673
Midwater Floaters	530	870	1,613
High‑Specification Jackups	595	698	834
Total	$16,937	$18,557	$21,240

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our contract drilling services was as follows:
	Three months ended
	September 30, 2015	June 30, 2015	September 30, 2014
Average daily revenue
Ultra‑Deepwater Floaters	$475,800	$531,400	$524,100
Harsh Environment Floaters	493,400	513,300	493,800
Deepwater Floaters	368,600	364,000	357,700
Midwater Floaters	350,000	338,800	353,000
High‑Specification Jackups	172,700	172,100	167,800
Total fleet average daily revenue	385,300	399,700	403,100

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
	Three months ended
	September 30, 2015	June 30, 2015	September 30, 2014
Revenue efficiency
Ultra‑Deepwater Floaters	92%	97%	92%
Harsh Environment Floaters	99%	98%	95%
Deepwater Floaters	99%	100%	93%
Midwater Floaters	98%	95%	92%
High‑Specification Jackups	99%	99%	97%
Total fleet revenue efficiency	95%	97%	93%

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
Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:
	Three months ended
	September 30, 2015	June 30, 2015	September 30, 2014
Rig utilization
Ultra‑Deepwater Floaters	65%	65%	84%
Harsh Environment Floaters	66%	74%	77%
Deepwater Floaters	67%	71%	59%
Midwater Floaters	78%	89%	65%
High‑Specification Jackups	78%	87%	99%
Total fleet rig utilization	70%	75%	76%

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

Operating Results
Three months ended September 30, 2015 compared to three months ended September 30, 2014
The following is an analysis of our operating results.  See "—Performance and Other Key Indicators" for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.
	Three months ended September 30,
	2015	2014	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	4,063	5,484	(1,421)	(26)%
Average daily revenue	$385,300	$403,100	$(17,800)	(4)%
Revenue efficiency	95%	93%
Rig utilization	70%	76%

Contract drilling revenues	$1,569	$2,215	$(646)	(29)%
Other revenues	39	55	(16)	(29)%
Total revenues	1,608	2,270	(662)	(29)%
Operating and maintenance expense	(880)	(1,318)	438	33%
Depreciation expense	(210)	(288)	78	27%
General and administrative expense	(45)	(52)	7	13%
Loss on impairment	(13)	(2,768)	2,755	100%
Loss on disposal of assets, net	(15)	(12)	(3)	(25)%
Operating income (loss)	445	(2,168)	2,613	n/m
Other income (expense), net
Interest income	5	6	(1)	(17)%
Interest expense, net of amounts capitalized	(109)	(122)	13	11%
Other, net	3	6	(3)	(50)%
Income (loss) from continuing operations before income tax expense	344	(2,278)	2,622	n/m
Income tax (expense) benefit	(17)	16	(33)	n/m
Income (loss) from continuing operations	$327	$(2,262)	$2,589	n/m
______________________________
"n/m" means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the following: (a) approximately $555 million of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $260 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $95 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by increased revenues due to the following: (a) approximately $170 million of increased revenues resulting from fewer shipyard and mobilization days for the active fleet, (b) approximately $50 million of increased revenues associated with our two newbuild Ultra‑Deepwater drillships that commenced operations subsequent to September 30, 2014, and (c) approximately $40 million of increased revenues resulting from improved efficiency.
Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the following: (a) approximately $150 million of decreased costs and expenses resulting from fewer shipyards and mobilizations, (b) approximately $140 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (c) approximately $130 million of decreased costs and expenses resulting from cost reductions for our idle or stacked rigs and (d) approximately $45 million of other decreased costs and expenses, primarily personnel related, both offshore and onshore.  Partially offsetting these decreases was approximately $30 million of increased costs associated with adjustments to the allowance for obsolescence on our excess materials and supplies, both onshore and offshore, as a result of reduced opportunities to utilize such assets.
Depreciation expense decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the following: (a) approximately $56 million of decreased depreciation resulting from rigs sold or classified as held for sale and (b) approximately $43 million of decreased depreciation resulting from the impairment of our Deepwater Floater and Midwater Floater asset groups.  This decrease was partially offset by the following: (a) approximately $6 million of increased depreciation associated with our two newbuild Ultra‑Deepwater drillships that commenced operations in the three months ended September 30, 2014 and (b) approximately $4 million of increased depreciation resulting from the reduction of the salvage values for certain drilling units.

General and administrative expense decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the following: (a) approximately $3 million of reduced costs associated with professional fees and (b) approximately $3 million of reduced personnel costs primarily related to compensation.
Losses on impairments and disposals—In the three months ended September 30, 2015, we recognized a loss associated with the impairment of certain assets classified as held for sale.  In the three months ended September 30, 2014, we recognized a loss on impairment due to the following: (a) a loss of $2.0 billion associated with the impairment of our goodwill, (b) a loss of $788 million associated with the impairment of the Deepwater Floater asset group and (c) an aggregate loss of $7 million associated with the impairment of certain assets classified as held for sale.
In the three months ended September 30, 2015 and 2014, we recognized net losses primarily associated with the disposal of assets unrelated to rig sales.
Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At September 30, 2015 and 2014, our annual effective tax rates were 7.5 percent and 24.8 percent, respectively, based on income (loss) from continuing operations before income taxes, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  During the three months ended September 30, 2015, our annual effective tax rate decreased due to changes in income from continuing operations and changes in the jurisdictional and operating structure for certain rigs, which had an effect on our deferred tax assets.  This decrease was partially offset by an increase from changes in currency exchange rates.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended September 30, 2015 and 2014, the effect of the various discrete period tax items was a net tax benefit of $9 million and $45 million, respectively.  For the three months ended September 30, 2015 and 2014, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 4.9 percent and 0.7 percent, respectively, based on income (loss) from continuing operations before income taxes.
The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended September 30, 2015, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia and the Republic of Congo.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Brazil and the U.S.
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

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
The following is an analysis of our operating results.  See "—Performance and Other Key Indicators" for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.
	Nine months ended September 30,
	2015	2014	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	13,515	16,690	(3,175)	(19)%
Average daily revenue	$394,800	$405,800	$(11,000)	(3)%
Revenue efficiency	96%	95%
Rig utilization	75%	78%

Contract drilling revenues	$5,346	$6,785	$(1,439)	(21)%
Other revenues	189	152	37	24%
Total revenues	5,535	6,937	(1,402)	(20)%
Operating and maintenance expense	(2,161)	(3,800)	1,639	43%
Depreciation expense	(750)	(849)	99	12%
General and administrative expense	(135)	(172)	37	22%
Loss on impairment	(1,839)	(2,833)	994	35%
Loss on disposal of assets, net	(20)	(14)	(6)	(43)%
Operating income (loss)	630	(731)	1,361	n/m
Other income (expense), net
Interest income	17	31	(14)	(45)%
Interest expense, net of amounts capitalized	(345)	(360)	15	4%
Other, net	45	12	33	n/m
Income (loss) from continuing operations before income tax expense	347	(1,048)	1,395	n/m
Income tax expense	(140)	(136)	(4)	(3)%
Income (loss) from continuing operations	$207	$(1,184)	$1,391	n/m
______________________________
"n/m" means not meaningful

Operating revenues—Contract drilling revenues decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following: (a) approximately $1.2 billion of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $750 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $140 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by the following: (a) approximately $315 million of increased revenues resulting from fewer shipyard and mobilization days for the active fleet, (b) approximately $285 million of increased revenues associated with our two newbuild Ultra‑Deepwater drillships that commenced operations subsequent to September 30, 2014 and (c) approximately $90 million of increased revenues resulting from improved revenue efficiency.
Other revenues increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to approximately $69 million of fees earned in connection with drilling contracts terminated by our customers during the nine months ended September 30, 2015.
Costs and expenses—Excluding the favorable effect of $788 million resulting from cost reimbursements from settlements, recoveries from insurance and net adjustments to contingent liabilities associated with the Macondo well incident, operating and maintenance costs and expenses decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following: (a) approximately $310 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (b) approximately $290 million of decreased costs and expenses resulting from fewer shipyards and mobilizations, (c) approximately $200 million of decreased costs and expenses resulting from cost reductions for our idle or stacked rigs and (d) approximately $140 million of decreased costs and expenses resulting from other costs, primarily personnel related, both offshore and onshore.  These decreases were partially offset by approximately $70 million of increased costs and expenses associated with our two newbuild Ultra-Deepwater drillships that commenced operations subsequent to September 30, 2014.

Depreciation expense decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following: (a) approximately $140 million of decreased depreciation resulting from rigs sold or classified as held for sale and (b) approximately $66 million of decreased depreciation resulting from the impairment of our Deepwater Floater and Midwater Floater asset groups.  These decreases were partially offset by the following: (a) approximately $48 million of increased depreciation resulting from the reduction of the salvage values for certain drilling units and (b) approximately $29 million of increased depreciation resulting from the introduction of our two newbuild Ultra‑Deepwater drillships that commenced operations in the nine months ended September 30, 2014 and (c) approximately $25 million of increased depreciation resulting from our completion of other construction projects.
General and administrative expense decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following: (a) approximately $19 million of reduced personnel costs primarily related to compensation and (b) approximately $17 million of reduced costs primarily associated with legal and professional fees.
Losses on impairments and disposals—In the nine months ended September 30, 2015, we recognized a loss on impairment related to the following: (a) a loss of $507 million associated with the impairment of our Deepwater Floater asset group, (b) a loss of $668 million associated with the impairment of our Midwater Floater asset group and (c) an aggregate loss of $664 million associated with the impairment of certain assets classified as held for sale.  In the nine months ended September 30, 2014, we recognized a loss on impairment related to the following: (a) a loss of $2.0 billion associated with the impairment of our goodwill, (b) a loss of $788 million associated with the impairment of our Deepwater Floater asset group and (c) an aggregate loss of $72 million associated with the impairment of certain assets classified as held for sale.
In the nine months ended September 30, 2015, we completed the sale of two Ultra‑Deepwater Floaters, four Deepwater Floaters and seven Midwater Floaters, along with related equipment, and recognized an aggregate net gain of $7 million.  In the nine months ended September 30, 2014, we completed the sale of two High‑Specification Jackups along with related equipment and recognized an aggregate net loss of $2 million.  In the nine months ended September 30, 2015 and 2014, we recognized an aggregate net loss of $27 million and $12 million, respectively, associated with the disposal of assets unrelated to rig sales.
Other income and expense—In the nine months ended September 30, 2015, we recognized other income, net, primarily related to the following: (a) a gain of $34 million associated with income from license fees and royalties for our dual‑activity patent, (b) a gain of $7 million associated with the retirement of debt and (c) a gain of $2 million associated with currency exchange.  In the nine months ended September 30, 2014, we recognized other income, net primarily related to the following: (a) a gain of $7 million associated with the prepayment of certain notes receivable and (b) a gain of $7 million associated with settlement of litigation related to our dual‑activity patent partially offset by (c) a loss of $4 million primarily associated with the early termination of our former three‑year secured revolving credit facility.
Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  At September 30, 2015 and 2014, the annual effective tax rates were 18.0 percent and 16.7 percent, respectively, based on income from continuing operations before income taxes, after excluding certain items, such as losses on impairment, and gains and losses on certain asset disposals.  During the nine months ended September 30, 2015, our annual effective tax rate increased due to changes in income from continuing operations and changes in currency exchange rates.  This increase was partially offset by a decrease from changes in the jurisdictional and operating structure for certain rigs, which had an effect on our deferred tax assets.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the nine months ended September 30, 2015 and 2014, the effect of the various discrete period tax items was a net tax benefit of $9 million and $72 million, respectively.  For the nine months ended September 30, 2015 and 2014, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in effective tax rates of 40.3 percent and (13.0) percent, respectively, based on income from continuing operations before income taxes.
The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the nine months ended September 30, 2015, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria, Indonesia and the Republic of Congo.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Brazil and the U.S.
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

Liquidity and Capital Resources
Sources and uses of cash
At September 30, 2015, we had $2.2 billion in cash and cash equivalents.  At any given time, we may require a significant portion of our cash and cash equivalents for working capital and other needs related to the operation of our business.  At September 30, 2015, we estimate the amount of cash required for these purposes, which is not generally available to us for other uses, was approximately $1.3 billion.  We expect to reduce this required amount to approximately $800 million as an outcome of our ongoing organizational efficiency initiatives and in a more stabilized market.
For the nine months ended September 30, 2015, our primary sources of cash were our cash flows from operating activities, proceeds from insurance recoveries and litigation settlements, net proceeds from restricted cash investments, and proceeds from asset disposals.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild construction projects, repayments of debt, payments to our shareholders installments of distributions of qualifying paid‑in capital and payment of our Macondo well incident settlement obligations.

	Nine months ended September 30,
	2015	2014	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$209	$(1,200)	$1,409
Depreciation	750	849	(99)
Loss on impairment	1,839	2,833	(994)
Loss on disposal of assets, net	20	24	(4)
Other non‑cash items, net	15	4	11
Changes in Macondo well incident assets and liabilities, net	(391)	(517)	126
Changes in other operating assets and liabilities, net	43	(339)	382
	$2,485	$1,654	$831

Net cash provided by operating activities increased primarily due to changes in working capital, including (a) an increase of $663 million associated with cash proceeds from insurance recoveries, (b) a decrease of $208 million associated with cash payments of scheduled installments for our Macondo well incident settlement obligations partially offset by (c) a cash deposit of $212 million into an escrow account pending court approval of our settlement with the PSC with no comparable activity in the prior year period.

	Nine months ended September 30,
	2015	2014	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(1,336)	$(1,847)	$511
Proceeds from disposal of assets, net	36	238	(202)
Proceeds from repayments of loans and notes receivable	15	101	(86)
Other, net	—	(15)	15
	$(1,285)	$(1,523)	$238

Net cash used in investing activities decreased primarily due to the decrease in capital expenditures associated with the timing of milestone payments for our major construction projects and other shipyard projects.  Partially offsetting the decreased use of cash was reduced proceeds from disposal of assets and from repayments of loans and notes receivable.

	Nine months ended September 30,
	2015	2014	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(1,306)	$(318)	$(988)
Proceeds from restricted cash investments, net	110	156	(46)
Distribution of qualifying additional paid‑in capital	(381)	(746)	365
Proceeds from sale of noncontrolling interest	—	443	(443)
Other, net	(24)	(36)	12
	$(1,601)	$(501)	$(1,100)

Net cash used in financing activities increased primarily due to (a) increased cash used to redeem or repurchase debt and (b) cash proceeds from the sale of noncontrolling interest in Transocean Partners with no comparable activity in the current year period.  Partially offsetting these items was a reduction in cash used to pay to our shareholders installments of distributions of qualifying additional paid‑in capital.
Drilling fleet
Expansion—From time to time, we review possible acquisitions of businesses and drilling rigs and may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades or new rig construction, including new rigs the construction of which we may begin without first obtaining customer contracts.  At October 26, 2015, we held an option with Jurong Shipyard Pte Ltd. in Singapore to order an additional newbuild Ultra‑Deepwater drillship, which must be exercised by February 2016.  We previously allowed two of the original three drillship options to expire unexercised.  Any acquisition, upgrade or new rig construction could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  Our failure to secure drilling contracts for rigs under construction could have an adverse effect on our results of operations or cash flows.
In the nine months ended September 30, 2015, we made capital expenditures of $1.3 billion, including capitalized interest of $91 million.  The following table presents the historical and projected capital expenditures and capitalized interest, for our ongoing major construction projects:
	Total costs through December 31, 2014	Total costs for the nine months ended September 30, 2015	Expected costs for the remainder of 2015	Estimated costs thereafter	Total estimated costs at completion
	(In millions)
Deepwater Thalassa (a)	$375	$423	$73	$49	$920
Deepwater Proteus (a)	338	175	267	60	840
Deepwater Conqueror (b)	226	64	24	526	840
Deepwater Pontus (a)	310	36	128	401	875
Deepwater Poseidon (a)	282	47	122	434	885
Transocean Cassiopeia (c)	49	3	1	212	265
Transocean Centaurus (c)	48	3	1	218	270
Transocean Cepheus (c)	48	3	1	223	275
Ultra‑Deepwater drillship TBN1 (d)	32	168	4	596	800
Transocean Cetus (c)	48	3	1	228	280
Transocean Circinus (c)	48	3	1	238	290
Ultra‑Deepwater drillship TBN2 (d)	27	126	4	633	790
Total	$1,831	$1,054	$627	$3,818	$7,330
______________________________
(a)	Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus and Deepwater Poseidon, four newbuild Ultra‑Deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2015, the second quarter of 2016, the fourth quarter of 2017 and the first quarter of 2018, respectively.
(b)	Deepwater Conqueror, a newbuild Ultra‑Deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the fourth quarter of 2016.
(c)	Transocean Cassiopeia, Transocean Centaurus, Transocean Cepheus, Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild High‑Specification Jackups under construction at Keppel FELS' shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2018, the third quarter of 2018, the first quarter of 2019, the third quarter of 2019 and the first quarter of 2020, respectively.
(d)	Our two unnamed dynamically positioned Ultra‑Deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2019 and the first quarter of 2020, respectively.

For the year ending December 31, 2015, we expect total capital expenditures to be approximately $2.0 billion, approximately $1.7 billion of which is associated with our major construction projects.  The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the new regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the Five‑Year Revolving Credit Facility, as described below, and may utilize other commercial bank or capital market financings.  Economic conditions could impact the availability of these sources of funding.
Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the nine months ended September 30, 2015, we identified 10 such drilling units that we intend to sell or have sold for scrap value, including the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters GSF Celtic Sea, Sedco 707 and Transocean Rather and the Midwater Floaters GSF Aleutian Key, GSF Arctic III, GSF Rig 135, Transocean Amirante and Transocean Legend.
During the nine months ended September 30, 2015, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the Ultra‑Deepwater Floaters Deepwater Expedition and GSF Explorer, the Deepwater Floaters Discoverer Seven Seas, Sedco 707, Sedco 710 and Sovereign Explorer and the Midwater Floaters C. Kirk Rhein, Jr., GSF Arctic I, GSF Arctic III, J.W. McLean, Sedco 601, Sedco 700 and Transocean Legend along with related equipment.  In the three and nine months ended September 30, 2015, we received aggregate net cash proceeds of $1 million and $25 million, respectively.  During the nine months ended September 30, 2014, we completed the sale of the High‑Specification Jackups GSF Magellan and GSF Monitor along with related equipment.  In the three and nine months ended September 30, 2014, in connection with the disposal of these assets, we received aggregate net cash proceeds of $99 million and $182 million, respectively.
Sources and uses of liquidity
Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under our bank credit agreement, proceeds from the disposal of assets or proceeds from the issuance of debt to fulfill anticipated obligations, such as capital expenditures, scheduled debt maturities or other payments, repayment of debt due within one year, payments of our Macondo well incident settlement obligations, working capital and other needs in our operations.  We may also consider using proceeds from the sale of additional noncontrolling interest in or issuance of debt of Transocean Partners, although current market conditions may make such offerings challenging.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.
At any given time, we may require a significant portion of our cash on hand for working capital and other needs related to the operation of our business.  We currently estimate this amount to be approximately $1.3 billion.  We expect to reduce this required amount to approximately $800 million as an outcome of our ongoing organizational efficiency initiatives and in a more stabilized market.  As a result, this portion of cash is not generally available to us for other uses.  From time to time, we may also use borrowings under our bank credit agreement to maintain liquidity for short‑term cash needs.
Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  As of October 26, 2015, three credit rating agencies have downgraded their credit ratings of our non‑credit enhanced senior unsecured long‑term debt ("Debt Rating") to Debt Ratings that are below investment grade.  Such downgrades have caused, and any further downgrades may cause, us to experience increased fees under our credit facility and interest rates under agreements governing certain of our senior notes and may limit our ability to access debt markets.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.
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
Distributions of qualifying additional paid-in capital—In May 2015, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  In May 2015, we recognized a liability of $218 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid‑in capital.  On June 17 and September 23, 2015, we paid the first two installments in the aggregate amount of $109 million to shareholders of record as of May 29, and August 25, 2015.  On October 29, 2015, shareholders at our extraordinary general meeting approved the cancellation of the third and fourth installments of the dividend.

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
Additionally, in connection with the settlement, BP agreed to discontinue its attempts to recover as an additional insured under our liability insurance program.  As a result, we submitted claims to our insurers and recognized income of $538 million, recorded as a reduction of operating and maintenance costs and expenses, associated with insurance proceeds for recovery of previously incurred losses.  In the three and nine months ended September 30, 2015, we received cash proceeds of $93 million and $538 million, respectively, associated with such insurance recoveries.
On May 29, 2015, together with the PSC, we filed a settlement agreement in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys' fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  This PSC settlement is subject to approval by the MDL Court and acceptance by a minimum number of plaintiffs.
Effective October 13, 2015, we finalized a settlement agreement with the States, pursuant to which the States agreed to release all of their claims against us arising from the Macondo well incident.  At September 30, 2015, in connection with the settlement, we had a liability of $35 million, recorded in other current liabilities, and on October 22, 2015, we made an aggregate cash payment of $35 million to the States.
Pursuant to a cooperation guilty plea agreement by and among the U.S. Department of Justice ("DOJ") and certain of our affiliates (the "Plea Agreement"), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences.  In the nine months ended September 30, 2015 and 2014, we paid scheduled installments of $60 million in each year.  At October 26, 2015, the remaining balance of our Plea Agreement obligations was $120 million, payable to the National Academy of Sciences in two scheduled installments of $60 million, which are due on or before February 12, 2016 and February 14, 2017.
Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates ("the Consent Decree"), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a fixed rate of 2.15 percent.  In the nine months ended September 30, 2015, we paid the final installment of $204 million, including interest, in satisfaction of our settlement obligations due under the Consent Decree.
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
In November 2014, Transocean Partners declared and paid an aggregate distribution of $15 million to its unitholders, of which $4 million was paid to the holders of noncontrolling interest and $11 million was paid to us and was eliminated in consolidation.  In the three and nine months ended September 30, 2015, Transocean Partners declared and paid an aggregate distribution of $25 million and $75 million, respectively, to its unitholders, of which $7 million and $21 million, respectively, was paid to the holders of noncontrolling interest and $18 million and $54 million, respectively, was paid to us and was eliminated in consolidation.

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
Debt repurchases—In the three and nine months ended September 30, 2015, we made an aggregate cash payment of $274 million for open market repurchases of an aggregate principal amount of $292 million of certain of our publicly traded debt securities.
Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the "Five‑Year Revolving Credit Facility").  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  As of September 30, 2015, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.
We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate ("LIBOR") plus a margin (the "Five‑Year Revolving Credit Facility Margin"), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At October 26, 2015, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 1.75 percent and the facility fee was 0.275 percent.  At October 26, 2015, we had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.
Eksportfinans Loans—We have outstanding borrowings under the Loan Agreement dated September 12, 2008 ("Eksportfinans Loan A") and outstanding borrowings under the Loan Agreement dated November 18, 2008 ("Eksportfinans Loan B," and together with Eksportfinans Loan A, the "Eksportfinans Loans"), between one of our subsidiaries and Eksportfinans ASA, which were established to finance the construction and delivery of the Harsh Environment Ultra‑Deepwater semisubmersibles Transocean Spitsbergen and Transocean Barents.  Eksportfinans Loan A and Eksportfinans Loan B bear interest at a fixed rate of 4.15 percent and require semi‑annual installments of principal and interest through September 2017 and January 2018, respectively.  At October 26, 2015, borrowings of approximately $100 million and $124 million were outstanding under Eksportfinans Loan A and Eksportfinans Loan B, respectively.
The Eksportfinans Loans require restricted cash investments to be held at a certain financial institution through expiration (the "Eksportfinans Restricted Cash Investments").  The Eksportfinans Restricted Cash Investments bear interest at a fixed rate of 4.15 percent with semi‑annual installments that correspond with those of the Eksportfinans Loans.  At October 26, 2015, the aggregate principal amount of the Eksportfinans Restricted Cash Investments was $224 million.
Capital lease contract—Petrobras 10000 is held by one of our subsidiaries under a capital lease contract that requires scheduled monthly payments of $6 million through its stated maturity on August 4, 2029, at which time our subsidiary will have the right and obligation to acquire Petrobras 10000 from the lessor for one dollar.  Upon the occurrence of certain termination events, our subsidiary is also required to purchase Petrobras 10000 and pay a termination amount determined by a formula based upon the total cost of the drillship.  The capital lease contract includes limitations on creating liens on Petrobras 10000 and requires our subsidiary to make certain representations in connection with each monthly payment, including with respect to the absence of pending or threatened litigation or other proceedings against our subsidiary or any of its affiliates, which, if determined adversely, could have a material adverse effect on our subsidiary's ability to perform its obligations under the capital lease contract.  Additionally, Transocean Inc. has guaranteed the obligations under the capital lease contract, and Transocean Inc. is required to maintain an adjusted net worth, as defined, of at least $5.0 billion as of the end of each fiscal quarter.  In the event Transocean Inc. does not satisfy this covenant at the end of any fiscal quarter, it is required to deposit the deficit amount, determined as the difference between $5.0 billion and the adjusted net worth for such fiscal quarter, into an escrow account for the benefit of the lessor.  At October 26, 2015, $597 million was outstanding under the capital lease contract.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.6 billion at an exchange rate as of the close of trading on October 26, 2015 of $1.00 to CHF 0.98.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for an additional three‑year repurchase period through May 23, 2016.  In the nine months ended September 30, 2015, we did not purchase shares under our share repurchase program.
We may decide, based upon our ongoing capital requirements, our program of distributions to our shareholders, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt ratings considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.
Any shares repurchased under this program are expected to be purchased from time to time either, with respect to the U.S. market, from market participants that have acquired those shares on the open market and that can fully recover Swiss withholding tax resulting from the share repurchase or, with respect to the Swiss market, on the second trading line for our shares on the SIX.  Repurchases could also be made by tender offer, in privately negotiated transactions or by any other share repurchase method.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  Any repurchased shares would be held by us for cancellation by the shareholders at a future annual general meeting.  On October 29, 2015, shareholders at the extraordinary general meeting approved the cancellation of all shares that have been repurchased to date under our share repurchase program.  See Notes to Condensed Consolidated Financial Statements—Note 18—Subsequent Events.
Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company's share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company's shareholders are disregarded.  As of October 26, 2015, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately two percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid‑in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the "Currently Approved Program").  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax‑free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately eight percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.
Contractual obligations—As of September 30, 2015, there have been no material changes to the contractual obligations as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10‑K for the year ended December 31, 2014, except as noted below.
	For the twelve months ending September 30,
	Total	2016	2017-2018	2019-2020	Thereafter
	(in millions)
Contractual obligations
Debt	$8,135	$91	$2,882	$—	$5,162
Interest on debt	4,569	494	826	680	2,569

Other commercial commitments—As of September 30, 2015, there have been no material changes to the commercial commitments as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10‑K for the year ended December 31, 2014.

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
Contingencies
Except as noted in this report, including in our Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes, Note 13—Commitments and Contingencies and Note 18—Subsequent Events, there have been no material changes to those actions, claims and other matters pending as discussed in Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies, Note 27—Subsequent Events and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident" in our annual report on Form 10‑K for the year ended December 31, 2014.  As of September 30, 2015, we were also involved in a number of lawsuits which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, resulting from these lawsuits to have a material adverse effect on our current consolidated financial position, results of operations or cash flows.  We can provide no assurance that our expectations as to the outcome or effect of any lawsuit or other matters will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.
Macondo well incident
Overview—On April 22, 2010, the Ultra‑Deepwater Floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig.  Eleven persons died in, and others were injured as a result of, the incident.  At the time of the explosion, Deepwater Horizon was located approximately 41 miles off the coast of Louisiana in Mississippi Canyon Block 252 and was contracted to an affiliate of BP plc (together with its affiliates, "BP").  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the MDL Court.  A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the DOJ, BP, the PSC and the States.  We believe the remaining most notable claims against us arising from the Macondo well incident are the potential settlement class opt‑outs from the PSC Settlement Agreement.  Although we are unable to estimate the full direct and indirect effect that the Macondo well incident will have on our business, the incident has had and could continue to have a material adverse effect on our consolidated statement of financial position, results of operations and cash flows.
We can provide no assurance as to the outcome of the remaining claims arising from the Macondo well incident the timing of any upcoming appeal or further rulings, or that we will not enter into additional settlements as to some or all of the remaining matters related to the Macondo well incident.
Multidistrict litigation proceeding—As of October 26, 2015, the MDL Court completed two trials involving us, and additional litigation and appeals continue.  The Phase One trial in 2013 addressed fault for the Macondo well blowout and resulting oil spill.  The MDL Court's September 2014 Phase One ruling concluded (a) that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; (b) that we were negligent and 30 percent at fault and (c) that Halliburton Company ("Halliburton") was negligent and three percent at fault.  The finding that we were negligent, but not grossly negligent, meant that, subject to a successful appeal, we would not be held liable for punitive damages and that BP was required to honor its contractual agreements to indemnify us for compensatory damages and release its claims against us.  Our settlements with BP and the PSC finally resolve the indemnity and release issues and largely eliminate our risk should these determinations be reversed through the appeal process.
The Phase One ruling is subject to appeal, and we, along with BP, the PSC, Halliburton and the State of Alabama have each appealed or cross-appealed aspects of the ruling. These appeals have been stayed pending the finalization of BP's settlement with the U.S. and the States.  As a result of our settlements, we do not expect any party to challenge the ruling with respect to Transocean when the appeals resume, and we expect that any remaining issues in the appeal would be addressed to the other parties.
We can provide no assurances as to the outcome of these appeals, as to the timing of any further rulings, or that we will not enter into additional settlements as to some or all of the matters related to the Macondo well incident, including those to be determined at a trial, or the timing or terms of any such settlements.
See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies and Note 18—Subsequent Events.
Insurance matters
Our hull and machinery and excess liability insurance program is comprised of commercial market and captive insurance policies that we renew annually on May 1.  We periodically evaluate our insurance limits and self‑insured retentions.  At October 26, 2015, the insured value of our drilling rig fleet was approximately $25.7 billion, excluding our rigs under construction.  We generally do not carry commercial market insurance coverage for loss of revenues or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.  See Notes to Condensed Consolidated Financial Statements—Note 13—Commitments and Contingencies.

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
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10‑K for the year ended December 31, 2014.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2015, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.
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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk
Overview—We are exposed to interest rate risk, primarily associated with our restricted cash investments, our long‑term and short‑term debt and our derivative instruments.  For our restricted cash investments and debt instruments, the following table presents the principal cash flows and related weighted-average interest rates by contractual maturity date.  For our derivative instruments, the following table presents the notional amounts and weighted‑average interest rates by contractual maturity dates.  The information is stated in U.S. dollar equivalents.  The instruments are denominated in either U.S. dollars or Norwegian kroner, as indicated.  The following table presents information for the twelve‑month periods ending September 30 (in millions, except interest rate percentages):
	Scheduled Maturity Date (a)
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Restricted cash investments
Fixed rate (NOK)	$91	$91	$42	$—	$—	$—	$224	$265
Average interest rate	4.15%	4.15%	4.15%	—%	—%	—%

Debt
Fixed rate (USD)	$25	$1,022	$1,784	$32	$34	$5,612	$8,509	$6,833
Average interest rate	7.76%	5.61%	5.14%	7.76%	7.76%	6.68%
Fixed rate (NOK)	$91	$91	$42	$—	$—	$—	$224	$265
Average interest rate	4.15%	4.15%	4.15%	—%	—%	—%

Interest rate swaps
Fixed to variable (USD)	$—	$—	$750	$—	$—	$—	$750	$6
Average receive rate	—%	—%	6.00%	—%	—%	—%
Average pay rate	—%	—%	4.91%	—%	—%	—%
______________________________
(a)	Expected maturity amounts are based on the face value of debt.
We have engaged in certain hedging activities designed to reduce our exposure to interest rate risk and currency exchange rate risk.  See Notes to Consolidated Financial Statements—Note 11—Derivatives and Hedging.

Interest rate risk—At September 30, 2015 and December 31, 2014, the face value of our variable‑rate debt was approximately $750 million and $1.5 billion, which represented nine percent and 15 percent of the aggregate principal amount of our total debt, respectively, after the effect of our hedging activities.  At September 30, 2015, we were exposed to the variable interest rates associated with our interest rate swaps.  Based upon variable‑rate debt amounts outstanding as of September 30, 2015 and December 31, 2014, a hypothetical one percentage point change in annual interest rates would result in a corresponding change in annual interest expense of approximately $8 million and $15 million, respectively.
Currency exchange rate risk—We are exposed to currency exchange rate risk associated with our international operations.  For a discussion of our currency exchange rate risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our annual report on Form 10‑K for the year ended December 31, 2014.  There have been no material changes to these previously reported matters during the nine months ended September 30, 2015.
Item 4.	Controls and Procedures
Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.
Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.            OTHER INFORMATION
Item 1.	Legal Proceedings
We have certain actions, claims and other matters pending as discussed and reported in "Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies" and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contingencies—Macondo well incident" in our annual report on Form 10‑K for the year ended December 31, 2014.  We are also involved in various tax matters as described in "Part II. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Income Taxes" and in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contingencies— Tax matters" in our annual report on Form 10‑K for the year ended December 31, 2014.  All such actions, claims, tax and other matters are incorporated herein by reference.
As of September 30, 2015, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.
In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program and in response to events arising generally within our industry and in the markets where we do business.  For example, we are currently investigating allegations made by a former Petrobras employee relating to the award of a drilling services contract to us.  These allegations were made public through an investigation being conducted by Brazilian authorities in response to allegations of corrupt practices involving Petrobras business.  To date, we have not identified any wrongdoing by any of our employees or agents in connection with our business in Brazil.  We will continue to investigate these types of allegations and, if contacted, will cooperate with governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, code of integrity or law has, or will, occur; however, there can be no assurance as to the outcome of these matters.
Item 1A.	Risk Factors
There have been no material changes to the risk factors as previously disclosed in "Item 1A. Risk Factors" in our annual report on Form 10‑K for the year ended December 31, 2014 and "Item 1A. Risk Factors" in our quarterly reports on Form 10‑Q for the quarterly periods ended March 31, 2015 and June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2015	—	$—	—	$3.368
August 2015	437	14.23	—	3.368
September 2015	771	14.47	—	3.368
Total	1,208	$14.38	—	$3.368
______________________________
(1)	Total number of shares purchased in the third quarter of 2015 consists of 1,208 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long‑Term Incentive Plan.
(2)	In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.6 billion at an exchange rate as of September 30, 2015 of USD 1.00 to CHF 0.97. On February 12, 2010, our board of directors authorized our management to implement the share repurchase program. On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for a further three‑year repurchase period through May 23, 2016. We may decide, based upon our ongoing capital requirements, our program of distributions to our shareholders, the price of our shares, matters relating to the Macondo well incident, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program. Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors. Through September 30, 2015, we have repurchased a total of 2,863,267 of our shares under this share repurchase program at a total cost of $240 million, equivalent to an average cost of $83.74 per share. On October 29, 2015, shareholders at our extraordinary general meeting approved the cancellation of all of the shares previously repurchased under this repurchase program and held in treasury. See "—Sources and uses of liquidity."
Item 4.	Mine Safety Disclosures
Not applicable.
Item 6.	Exhibits
(a)     Exhibits
The following exhibits are filed in connection with this Report:
Number	Description
3.1	Articles of Association of Transocean Ltd (incorporated by reference to Exhibit 3.1 to Transocean Ltd.'s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2014)
3.2	Organizational Regulations of Transocean Ltd. (incorporated by reference to Exhibit 3.2 to Transocean Ltd.'s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2014)
*	10.1	Letter Agreement by and between Transocean Management Ltd. and Esa Ikäheimonen dated July 21, 2015 (incorporated by reference to Exhibit 10.1 to Transocean Ltd.'s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 23, 2015)
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101.ins	XBRL Instance Document
†	101.sch	XBRL Taxonomy Extension Schema
†	101.cal	XBRL Taxonomy Extension Calculation Linkbase
†	101.def	XBRL Taxonomy Extension Definition Linkbase
†	101.lab	XBRL Taxonomy Extension Label Linkbase
†	101.pre	XBRL Taxonomy Extension Presentation Linkbase

†            Filed herewith.
    *            Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 4, 2015.

TRANSOCEAN LTD.

By:    /s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:    /s/ David Tonnel
David Tonnel
Senior Vice President, Supply Chain and Corporate Controller
(Principal Accounting Officer)