Form 10-Q
period 2016-03-31
Transocean Ltd.
filed 2016-05-05
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 26, 2016, 365,201,707 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO FORM 10‑Q

QUARTER ENDED MARCH 31, 2016

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Operating revenues
Contract drilling revenues	$1,111	$2,000
Other revenues	230	43
	1,341	2,043
Costs and expenses
Operating and maintenance	665	1,084
Depreciation	217	291
General and administrative	43	46
	925	1,421
Loss on impairment	(3)	(936)
Gain (loss) on disposal of assets, net	1	(7)
Operating income (loss)	414	(321)

Other income (expense), net
Interest income	6	6
Interest expense, net of amounts capitalized	(89)	(116)
Other, net	(1)	47
	(84)	(63)
Income (loss) from continuing operations before income tax expense	330	(384)
Income tax expense	74	83
Income (loss) from continuing operations	256	(467)
Loss from discontinued operations, net of tax	(1)	(2)

Net income (loss)	255	(469)
Net income attributable to noncontrolling interest	6	14
Net income (loss) attributable to controlling interest	$249	$(483)

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$0.68	$(1.32)
Earnings (loss) from discontinued operations	—	(0.01)
Earnings (loss) per share	$0.68	$(1.33)

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$0.68	$(1.32)
Earnings (loss) from discontinued operations	—	(0.01)
Earnings (loss) per share	$0.68	$(1.33)

Weighted-average shares outstanding
Basic	364	363
Diluted	364	363

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Net income (loss)	$255	$(469)
Net income attributable to noncontrolling interest	6	14
Net income (loss) attributable to controlling interest	249	(483)

Other comprehensive loss before reclassifications
Components of net periodic benefit costs	(7)	(13)

Reclassifications to net income
Components of net periodic benefit costs	2	5

Other comprehensive loss before income taxes	(5)	(8)
Income taxes related to other comprehensive loss	—	(2)

Other comprehensive loss	(5)	(10)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive loss attributable to controlling interest	(5)	(10)

Total comprehensive income (loss)	250	(479)
Total comprehensive income attributable to noncontrolling interest	6	14
Total comprehensive income (loss) attributable to controlling interest	$244	$(493)

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$2,574	$2,339
Accounts receivable, net of allowance for doubtful accounts of less than $1 at March 31, 2016 and December 31, 2015	1,094	1,379
Materials and supplies, net of allowance for obsolescence of $154 and $148 at March 31, 2016 and December 31, 2015, respectively	625	635
Assets held for sale	8	8
Restricted cash	338	340
Other current assets	61	84
Total current assets	4,700	4,785

Property and equipment	26,557	26,274
Less accumulated depreciation	(5,668)	(5,456)
Property and equipment, net	20,889	20,818
Deferred income taxes, net	287	316
Other assets	369	410
Total assets	$26,245	$26,329

Liabilities and equity
Accounts payable	$370	$448
Accrued income taxes	89	82
Debt due within one year	1,200	1,093
Other current liabilities	929	1,046
Total current liabilities	2,588	2,669

Long-term debt	7,253	7,397
Deferred income taxes, net	310	339
Other long-term liabilities	1,027	1,108
Total long-term liabilities	8,590	8,844

Commitments and contingencies
Redeemable noncontrolling interest	11	8

Shares, CHF 0.10 par value, 393,397,220 authorized, 167,617,649 conditionally authorized, 370,967,382 issued and 365,081,912 outstanding at March 31, 2016 and CHF 15.00 par value, 396,260,487 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 364,035,397 outstanding at December 31, 2015	34	5,193
Additional paid-in capital	10,674	5,739
Treasury shares, at cost, 2,863,267 held at December 31, 2015	—	(240)
Retained earnings	4,389	4,140
Accumulated other comprehensive loss	(339)	(334)
Total controlling interest shareholders’ equity	14,758	14,498
Noncontrolling interest	298	310
Total equity	15,056	14,808
Total liabilities and equity	$26,245	$26,329

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Three months ended
	March 31,		March 31,
	2016	2015	2016	2015
	Quantity		Amount
Shares
Balance, beginning of period	364	362	$5,193	$5,169
Reduction of par value	—	—	(5,159)	—
Issuance of shares under share-based compensation plans	1	1	—	14
Balance, end of period	365	363	$34	$5,183

Additional paid-in capital
Balance, beginning of period			$5,739	$5,797
Share-based compensation			13	19
Reduction of par value			5,159	—
Issuance of shares under share-based compensation plans			—	(15)
Cancellation of shares held in treasury			(240)	—
Allocated capital for transactions with holders of noncontrolling interest			4	9
Other, net			(1)	(4)
Balance, end of period			$10,674	$5,806

Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Cancellation of shares held in treasury			240	—
Balance, end of period			$—	$(240)

Retained earnings
Balance, beginning of period			$4,140	$3,349
Net income (loss) attributable to controlling interest			249	(483)
Balance, end of period			$4,389	$2,866

Accumulated other comprehensive loss
Balance, beginning of period			$(334)	$(404)
Other comprehensive loss attributable to controlling interest			(5)	(10)
Balance, end of period			$(339)	$(414)

Total controlling interest shareholders’ equity
Balance, beginning of period			$14,498	$13,671
Total comprehensive income (loss) attributable to controlling interest			244	(493)
Share-based compensation			13	19
Issuance of shares under share-based compensation plans			—	(1)
Allocated capital for transactions with holders of noncontrolling interest			4	9
Other, net			(1)	(4)
Balance, end of period			$14,758	$13,201

Noncontrolling interest
Balance, beginning of period			$310	$311
Total comprehensive income attributable to noncontrolling interest			3	14
Reacquired noncontrolling interest			(3)	—
Distributions to holders of noncontrolling interest			(8)	(7)
Allocated capital for transactions with holders of noncontrolling interest			(4)	(9)
Balance, end of period			$298	$309

Total equity
Balance, beginning of period			$14,808	$13,982
Total comprehensive income (loss)			247	(479)
Share-based compensation			13	19
Issuance of shares under share-based compensation plans			—	(1)
Reacquired noncontrolling interest			(3)	—
Distributions to holders of noncontrolling interest			(8)	(7)
Other, net			(1)	(4)
Balance, end of period			$15,056	$13,510

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Cash flows from operating activities
Net income (loss)	$255	$(469)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	217	291
Share-based compensation expense	13	19
Loss on impairment	3	936
(Gain) loss on disposal of assets, net	(1)	7
Deferred income tax benefit	(1)	(98)
Other, net	5	8
Changes in deferred revenues, net	(25)	(39)
Changes in deferred costs, net	37	57
Changes in operating assets and liabilities	128	(186)
Net cash provided by operating activities	631	526

Cash flows from investing activities
Capital expenditures	(368)	(201)
Proceeds from disposal of assets, net	4	9
Net cash used in investing activities	(364)	(192)

Cash flows from financing activities
Repayments of debt	(55)	(63)
Deposit to cash account restricted for financing activities	(24)	—
Proceeds from cash investments restricted for financing activities	49	57
Distributions of qualifying additional paid-in capital	—	(272)
Distributions to holders of noncontrolling interest	(7)	(7)
Other, net	5	(2)
Net cash used in financing activities	(32)	(287)

Net increase in cash and cash equivalents	235	47
Cash and cash equivalents at beginning of period	2,339	2,635
Cash and cash equivalents at end of period	$2,574	$2,682

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At March 31, 2016, we owned or had partial ownership interests in and operated 60 mobile offshore drilling units, including 28 ultra‑deepwater floaters, seven harsh environment floaters, five deepwater floaters, 10 midwater floaters and 10 high‑specification jackups.  At March 31, 2016, we also had six ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.  See Note 8—Drilling Fleet.

On October 29, 2015, shareholders at our extraordinary general meeting approved the reduction of the par value of each of our shares to CHF 0.10 from the original par value of CHF 15.00.  Following formal notification to creditors and establishment of a public deed of compliance, the reduction of par value became effective as of January 7, 2016, upon registration in the commercial register.  See Note 12—Shareholders’ Equity.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included in our annual report on Form 10‑K filed on February 25, 2016.

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

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three months ended March 31, 2016 and 2015, we capitalized interest costs of $49 million and $26 million, respectively, for our construction work in progress.

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

-  6  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 3—New Accounting Pronouncements

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

Stock compensation—Effective no later than our annual report for the year ending December 31, 2016, we will adopt the accounting standards update that allows for simplification of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update, which permits early adoption, is effective for the annual period ending after December 15, 2016 and for interim and annual periods thereafter do not expect that our adoption will have a material effect on our condensed consolidated statements of financial position, operations and cash flows or the notes thereto.

Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update, which permits early adoption, is effective for interim and annual periods beginning on or after December 15, 2017.  We are evaluating the requirements to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Leases—Effective no later than January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right‑to‑use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning on or after December 15, 2018.  We are evaluating the requirements to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

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

	March 31,	December 31,
	2016	2015
Assets	$1,154	$1,157
Liabilities	43	49
Net carrying amount	$1,111	$1,108

Note 5—Impairments

Assets held for sale—In the three months ended March 31, 2016, we recognized an aggregate loss of $3 million ($2 million, net of tax), associated with the impairment of the midwater floater Transocean John Shaw, along with related equipment, which was classified as an asset held for sale at the time of impairment.  We measured the impairment of the drilling unit and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling unit and related equipment to be sold for scrap value.

In the three months ended March 31, 2015, we recognized an aggregate loss of $429 million ($393 million, or $1.07 per diluted share, net of tax), associated with the impairment of the ultra‑deepwater floater Deepwater Expedition, the deepwater floaters Sedco 707 and Transocean Rather and the midwater floaters GSF Aleutian Key, GSF Arctic III and Transocean Legend, along with related equipment, which were classified as assets held for sale at the time of impairment.  We measured the impairment of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related equipment to be sold for scrap value.

-  7  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

If we commit to plans to sell additional rigs for values below the respective carrying amounts, we may be required to recognize additional losses in future periods associated with the impairment of such assets.

Assets held and used—During the three months ended March 31, 2015, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included a reduction in the number of new contract opportunities, low dayrate fixtures and contract terminations.  Our deepwater floater asset group, in particular, experienced further declines in projected dayrates and utilization partly caused by more technologically advanced drilling units aggressively competing with less capable drilling units.  As a result of our testing, we determined that the carrying amount of the deepwater floater asset group was impaired.  In the three months ended March 31, 2015, we recognized a loss of $507 million ($481 million, or $1.34 per diluted share, net of tax) associated with the impairment of these long‑lived assets.  We measured the fair value of the asset group by applying a combination of income and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Our estimates of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

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

Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  In the three months ended March 31, 2016 and 2015, our estimated annual effective tax rate was 22.8 percent and 25.8 percent, respectively, based on estimated annual income from continuing operations before income taxes, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.

Deferred taxes—The valuation allowance for our deferred tax assets was as follows (in millions):

	March 31,	December 31,
	2016	2015
Valuation allowance for deferred tax assets	$391	$374

The increase in the valuation allowance for our deferred tax assets was primarily related to net operating losses generated in Norway and the United Kingdom (the “U.K.”).

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	March 31,	December 31,
	2016	2015
Unrecognized tax benefits, excluding interest and penalties	$296	$287
Interest and penalties	119	118
Unrecognized tax benefits, including interest and penalties	$415	$405

In the year ending December 31, 2016, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease primarily due to (a) the progression of open audits or investigations or (b) the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

-  8  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non‑U.S. tax matters for years prior to 2010.

Our tax returns in the major jurisdictions in which we operate, other than the U.S., Norway and Brazil, which are mentioned below, are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in two major jurisdictions for up to 20 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the timing or the outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our condensed consolidated statement of financial position or results of operations, although it may have a material adverse effect on our condensed consolidated statement of cash flows.

U.S. tax investigations—In January 2014, we received a draft assessment from the U.S. tax authorities related to our 2010 and 2011 U.S. federal income tax returns.  The significant issue raised in the assessment relates to transfer pricing for certain charters of drilling rigs between our subsidiaries.  This issue, if successfully challenged, would result in net adjustments of approximately $290 million of additional taxes, excluding interest and penalties.  We believe our U.S. federal income tax returns are materially correct as filed, and we intend to continue to vigorously defend against all such claims to the contrary.  An unfavorable outcome on these adjustments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  Furthermore, if the authorities were to continue to pursue these positions with respect to subsequent years and were successful in such assertions, our effective tax rate on worldwide earnings with respect to years following 2011 could increase substantially, and could have a material adverse effect on our condensed consolidated results of operations or cash flows.  See Note 16—Subsequent Events.

Norway tax investigations and trial—Norwegian civil tax authorities are investigating certain transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  At March 31, 2016, outstanding civil tax assessments were as follows: (a) NOK 412 million, equivalent to approximately $50 million, plus interest, related to a 2001 dividend payment and (b) NOK 43 million, equivalent to approximately $5 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment of NOK 412 million, equivalent to approximately $50 million, but waived all penalties and interest.  On September 12, 2014, we appealed the ruling.  We intend to take all other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.  An unfavorable outcome on the Norwegian civil tax matters could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 778 million, equivalent to approximately $217 million, including penalties and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  On May 19, 2014, with respect to our Brazilian income tax returns for the years 2009 and 2010, the Brazilian tax authorities issued an aggregate tax assessment of BRL 133 million, equivalent to approximately $37 million, including penalties and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Other tax matters—We conduct operations through our various subsidiaries in a number of countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions, employee contribution requirements and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

-  9  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 7—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$250	$250	$(481)	$(481)
Undistributed earnings allocable to participating securities	(3)	(3)	—	—
Income (loss) from continuing operations available to shareholders	$247	$247	$(481)	$(481)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	364	364	363	363
Effect of stock options and other share-based awards	—	—	—	—
Weighted-average shares for per share calculation	364	364	363	363

Per share earnings (loss) from continuing operations	$0.68	$0.68	$(1.32)	$(1.32)

In the three months ended March 31, 2016 and 2015, we excluded from the calculation 3.2 million and 5.0 million share‑based awards, respectively, since the effect would have been anti‑dilutive.

Note 8—Drilling Fleet

Construction work in progress—For the three months ended March 31, 2016 and 2015, the changes in our construction work in progress, including capital expenditures and other capital additions, such as capitalized interest, were as follows (in millions):

	Three months ended
	March 31,
	2016	2015
Construction work in progress, at beginning of period	$3,736	$2,451

Capital additions
Newbuild construction program	324	83
Other equipment and construction projects	44	118
Total capital expenditures	368	201
Changes in accrued capital additions	(74)	(22)

Property and equipment placed into service
Newbuild construction program	(849)	—
Other property and equipment	(115)	(91)
Construction work in progress, at end of period	$3,066	$2,539

Dispositions—During the three months ended March 31, 2016, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the midwater floaters Falcon 100 and Sedneth 701, along with related equipment.  In the three months ended March 31, 2016, we received aggregate net cash proceeds of $3 million and recognized an aggregate net gain of $1 million associated with the disposal of these assets.  In the three months ended March 31, 2016, we received cash proceeds of $1 million and recognized an aggregate net gain of less than $1 million associated with the disposal of assets unrelated to rig sales.

During the three months ended March 31, 2015, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the deepwater floater Discoverer Seven Seas and the midwater floater C. Kirk Rhein, Jr. along with related equipment.  In the three months ended March 31, 2015, we received aggregate net cash proceeds of $5 million and recognized an aggregate net gain of $2 million associated with the disposal of these assets.  In the three months ended March 31, 2015, we received cash proceeds of $4 million and recognized an aggregate net loss of $9 million associated with the disposal of assets unrelated to rig sales.

-  10  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

During the three months ended March 31, 2016, we committed to a plan to sell the midwater floater Transocean John Shaw, along with related equipment.  At March 31, 2016, the aggregate carrying amount of our assets held for sale was $8 million, including the deepwater floater Deepwater Navigator and the midwater floaters GSF Grand Banks, GSF Rig 135, and Transocean John Shaw, along with related equipment, and certain corporate assets.  At December 31, 2015, the aggregate carrying amount of our assets held for sale was $8 million, including the deepwater floater Deepwater Navigator and the midwater floaters Falcon 100, GSF Grand Banks, GSF Rig 135 and Sedneth 701, along with related equipment, and certain corporate assets.

See Note 5—Impairments.

Note 9—Debt

Overview—Debt, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments, was comprised of the following (in millions):

	March 31,	December 31,
	2016	2015
5.05% Senior Notes due December 2016 (a)	$974	$973
2.5% Senior Notes due October 2017 (a)	568	568
Eksportfinans Loans due January 2018	179	216
6.00% Senior Notes due March 2018 (a)	795	789
7.375% Senior Notes due April 2018 (a)	236	236
6.50% Senior Notes due November 2020 (a)	910	911
6.375% Senior Notes due December 2021 (a)	1,144	1,143
3.8% Senior Notes due October 2022 (a)	726	726
7.45% Notes due April 2027 (a)	94	94
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	308	309
Capital lease contract due August 2029	585	591
7.5% Notes due April 2031 (a)	589	589
6.80% Senior Notes due March 2038 (a)	991	991
7.35% Senior Notes due December 2041 (a)	297	297
Total debt	8,453	8,490
Less debt due within one year
5.05% Senior Notes due December 2016 (a)	974	973
2.5% Senior Notes due October 2017 (a)	34	—
6.00% Senior Notes due March 2018 (a)	15	—
7.375% Senior Notes due April 2018 (a)	6	—
6.50% Senior Notes due November 2020 (a)	2	—
6.375% Senior Notes due December 2021 (a)	42	—
Eksportfinans Loans due January 2018	103	97
Capital lease contract due August 2029	24	23
Total debt due within one year	1,200	1,093
Total long-term debt	$7,253	$7,397

(a)

Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures, which have been guaranteed by Transocean Ltd.  Transocean Ltd. has also guaranteed borrowings under the Five‑Year Revolving Credit Facility.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.  See Note 15—Condensed Consolidating Financial Information.

In March 2016, we entered into transactions to repurchase in the open market an aggregate principal amount of $100 million of our debt securities for an aggregate cash payment of $82 million, including $24 million that was recorded in current assets and held in an escrow account as of March 31, 2016 pending settlement of certain of the repurchased notes.  At March 31, 2016, in connection with such transactions, which are expected to be settled in April 2016, we reclassified the respective carrying amount of such notes to debt due within one year as presented above.

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

-  11  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  Effective February 29, 2016, as a result of a further reduction of our Debt Rating, the Five‑Year Revolving Credit Facility Margin increased to 2.0 percent from 1.75 percent and the facility fee increased to 0.35 percent from 0.275 percent.  At March 31, 2016, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At March 31, 2016, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

5.05% Senior Notes, 6.375% Senior Notes and 7.35% Senior Notes—In December 2011, we issued $1.0 billion aggregate principal amount of 5.05% Senior Notes due December 2016 (the “5.05% Senior Notes”), $1.2 billion aggregate principal amount of 6.375% Senior Notes due December 2021 (the “6.375% Senior Notes”) and $300 million aggregate principal amount of 7.35% Senior Notes due December 2041 (the “7.35% Senior Notes”).  The interest rates for the notes are subject to adjustment from time to time upon a change to our Debt Rating.  Effective June 15, 2016, as a result of a further reduction of our Debt Rating, the interest rates on the 5.05% Senior Notes, the 6.375% Senior Notes and the 7.35% Senior Notes will increase to 6.30 percent, 7.625 percent and 8.60 percent, respectively.

2.5% Senior Notes and 3.8% Senior Notes—In September 2012, we issued $750 million aggregate principal amount of 2.5% Senior Notes due October 2017 (the “2.5% Senior Notes”) and $750 million aggregate principal amount of 3.8% Senior Notes due October 2022 (the “3.8% Senior Notes”).  The interest rates for the notes are subject to adjustment from time to time upon a change to our Debt Rating.  Effective April 15, 2016, as a result of a further reduction of our Debt Rating, the interest rates on the 2.5% Senior Notes and the 3.8% Senior Notes will increase to 3.75 percent and 5.05 percent, respectively.

Note 10—Postemployment Benefit Plans

As of March 31, 2016, we maintained certain funded and unfunded defined benefit plans in the U.S., under which benefits had ceased accruing (collectively, the “U.S. Plans”).  As of March 31, 2016, we also maintained defined benefit plans in the U.K., under which benefits had ceased accruing, and in Norway, Nigeria and Indonesia (collectively, the “Non‑U.S. Plans”).  We also maintained certain unfunded other postretirement employee benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase‑out period ending December 31, 2025.

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended March 31, 2016				Three months ended March 31, 2015
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$1	$4	$—	$5	$1	$7	$—	$8
Interest cost	17	4	—	21	16	5	1	22
Expected return on plan assets	(20)	(6)	—	(26)	(22)	(6)	—	(28)
Actuarial losses, net	1	1	—	2	3	2	—	5
Net periodic benefit costs	$(1)	$3	$—	$2	$(2)	$8	$1	$7

Funding contributions	$—	$38	$1	$39	$—	$9	$2	$11

Note 11—Contingencies

Macondo well incident contingencies

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

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At March 31, 2016 and

-  12  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

December 31, 2015, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $250 million, recorded in other current liabilities.  We believe the remaining most notable claims against us arising from the Macondo well incident are the potential settlement class opt‑outs from the PSC Settlement Agreement, as described below.  The liability for estimated loss contingencies at March 31, 2016, included, among others, the amount we have agreed to pay as a result of our settlement with the PSC (see “—PSC Settlement Agreement” below), which is subject to approval by the MDL Court.  The remaining litigation could result in certain loss contingencies that we believe are reasonably possible.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

We recognize an asset associated with the portion of our estimated losses that we believe is probable of recovery from insurance and for which we have received from underwriters’ confirmation of expected payment.  Although we have available policy limits that could result in additional amounts recoverable from insurance, recovery of such additional amounts is not probable and we are not currently able to estimate such amounts (see “—Insurance coverage”).  Our estimates involve a significant amount of judgment.

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act (“CWA”) and agreed to be subject to probation through February 2018.  The DOJ agreed, subject to the provisions of the Plea Agreement, not to further prosecute us for certain matters arising from the Macondo well incident.

We also agreed to make an aggregate cash payment of $400 million, including a criminal fine of $100 million and cash contributions of $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences, payable in scheduled installments.  In the three months ended March 31, 2016 and 2015, we made aggregate cash payments of $60 million in satisfaction of amounts due under the Plea Agreement.  At March 31, 2016 and December 31, 2015, the carrying amount of our liability for settlement obligations under the Plea Agreement was $60 million and $120 million, respectively.

Consent Decree—Under the civil consent decree (the “Consent Decree”), we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  The Consent Decree also requires us to submit certain plans, reports and submissions and also requires us to make such submittals available publicly.  One of the required plans is a performance plan (the “Performance Plan”) that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  On January 2, 2014, the DOJ approved our proposed Performance Plan.  Additionally, in compliance with the requirements of the Consent Decree and upon approval by the DOJ, we have retained an independent auditor to review and report to the DOJ our compliance with the Consent Decree and an independent process safety consultant to review report and assist with the process safety requirements of the Consent Decree.

We may request termination of the Consent Decree after January 2, 2019, provided we meet certain conditions set forth in the Consent Decree.  The Consent Decree resolved the claim by the U.S. for civil penalties under the CWA.  The Consent Decree did not resolve the United States’ claim under the Oil Pollution Act (“OPA”) for natural resource damages (“NRD”) or for removal costs.  However, BP has agreed to indemnify us for NRD and most removal costs (see “—BP Settlement Agreement”).

EPA Agreement—On February 25, 2013, we and the U.S. Environmental Protection Agency (the “EPA”) entered into the EPA Agreement, which has a five‑year term.  Subject to our compliance with the terms of the EPA Agreement, the EPA agreed that it will not suspend, debar or statutorily disqualify us and will lift any existing suspension, debarment or statutory disqualification.  In the EPA Agreement, we agreed to comply with our obligations under the Plea Agreement and the Consent Decree and continue the implementation of certain programs and systems designed to enhance our environmental management systems and improve our environmental performance.  We also agreed to other specified actions, including the (i) scheduled revision of our environmental management system and maintenance of certain compliance and ethics programs; (ii) compliance with certain employment and contracting procedures; (iii) engagement of an independent compliance auditor to, among other things, assess and report to the EPA on our compliance with the terms of the Plea Agreement, the Consent Decree and the EPA Agreement and (iv) provision of reports and notices with respect to various matters, including those related to compliance, misconduct, legal proceedings, audit reports, the EPA Agreement, the Consent Decree and the Plea Agreement.  The EPA Agreement prohibits us from entering into, extending or engaging in certain business relationships with individuals or entities that are debarred, suspended, proposed for debarment or similarly restricted.

-  13  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

BP Settlement Agreement—On May 20, 2015, we entered into a settlement agreement with BP (the “BP Settlement Agreement”).  We believe the BP Settlement Agreement resolves all Macondo well-related litigation between BP and us, and the indemnity BP has committed to provide will generally address claims by third parties, including claims for economic and property damages, economic loss and NRD.  However, the indemnity obligations do not extend to fines, penalties, or punitive damages.  The BP Settlement Agreement requires that:

▪	BP pay us $125 million, and we received such payment in July 2015, as partial reimbursement of the legal costs we have incurred in connection with the Macondo well incident;
▪	BP indemnify us for compensatory damages, including all NRD and all cleanup and removal costs for oil or pollutants originating from the Macondo well;
▪	We indemnify BP for personal and bodily injury claims of our employees and for any future costs for the cleanup or removal of pollutants stored on the Deepwater Horizon vessel;
▪	BP cease efforts to recover as an unlimited additional insured under our insurance policies, and be bound to the insurance reimbursement rulings related to the Macondo well incident;
▪	BP and we each release and withdraw all claims we have against each other arising from the Macondo well litigation; and
▪	Neither BP nor we make statements regarding gross negligence in the Macondo well incident.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed a settlement agreement (the “PSC Settlement Agreement”) with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law (the “Punitive Damages Class”); and (2) private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us (the “Assigned Claims Class”).  A court‑appointed neutral representative established the allocation of the settlement payment to be 72.8 percent paid to the Punitive Damages Class and 27.2 percent paid to the Assigned Claims Class.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Members of the Punitive Damages Class may opt out of the PSC Settlement Agreement and pursue punitive damages claims against us, but we may terminate the PSC Settlement Agreement if the number of opt outs exceeds a specified threshold amount.  In August 2015, we made a cash deposit of $212 million into an escrow account pending approval of the settlement by the MDL Court.  At March 31, 2016, the balance of the escrow account was $212 million, recorded in other current assets.

Multidistrict litigation proceeding—Most Macondo well-related claims against us have been resolved under various settlements, described above.  There are, however, still pending claims by potential opt‑outs from the settlement with the PSC and a number of other parties.  In September 2014, the MDL Court ruled on the liability phase trial, and additional litigation and appeals continue.

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

Pending claims—As of March 31, 2016, approximately 1,372 actions or claims are pending against us, along with other unaffiliated defendants arising from individual complaints as well as putative class-action complaints that were filed in the federal and state courts in Louisiana, Texas, Mississippi, Alabama, Georgia, Kentucky, South Carolina, Tennessee, Florida and other courts.  These claims were originally filed in various state and federal courts, and most have been consolidated in the MDL Court.  We believe our settlement with the PSC, if approved by the MDL Court, will resolve many of these pending actions.  As for any actions not resolved by these

-  14  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

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

Federal securities claims—On September 30, 2010, a proposed federal securities class action was filed against us in the U.S. District Court for the Southern District of New York.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement related to our shareholder meeting in connection with the merger with the acquired company violated various securities laws and that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys’ fees.  On March 11, 2014, the District Court for the Southern District of New York dismissed the claims as time-barred.  Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”), but on March 17, 2016, the Second Circuit affirmed the dismissal.  The time in which the plaintiffs may seek review by the U.S. Supreme Court has not yet expired.

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

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi and which claimed injuries arising out of exposure to asbestos allegedly contained in drilling mud during these plaintiffs’ employment in drilling activities between 1965 and 1986.  The complaints generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations and have included allegations of negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  In each of these cases, the complaints have named other unaffiliated defendant companies, including companies that allegedly manufactured the drilling‑related products that contained asbestos.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  After ten years of litigation, this group of cases has been winnowed to the point where now only 15 plaintiffs’ individual claims remain pending in Mississippi in which we have or may have an interest.  During the year ended December 31, 2014, a group of lawsuits premised on the same allegations as those in Mississippi were filed in Louisiana.  As of March 31, 2016, eight plaintiffs have claims pending against one or more of our subsidiaries in four different lawsuits filed in Louisiana.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2016, the subsidiary was a defendant in approximately 258 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately

-  15  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

280 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos‑related lawsuits was filed against the subsidiary in 1990.  Through March 31, 2016, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 457 million, equivalent to approximately $127 million, including interest and penalties, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 588 million, equivalent to approximately $164 million, including interest and penalties, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 39 million, equivalent to approximately $11 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities was filed in November 2014 and accepted for review in April 2015.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

-  16  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

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

Letters of credit and surety bonds

At March 31, 2016 and December 31, 2015, we had outstanding letters of credit totaling $110 million and $153 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations.

As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At March 31, 2016 and December 31, 2015, we had outstanding surety bonds totaling $32 million and $30 million, respectively.

Note 12—Shareholders’ Equity

Par value reduction—On October 29, 2015, shareholders at our extraordinary general meeting approved the reduction of the par value of each of our shares to CHF 0.10 from the original par value of CHF 15.00.  Following a formal notification to creditors and establishment of a public deed of compliance, the reduction of par value, which was approved at our extraordinary general meeting held on October 29, 2015, became effective as of January 7, 2016 upon registration in the commercial register.

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

We did not pay the distribution of qualifying additional paid‑in capital with respect to our shares formerly held in treasury or held by our subsidiary

-  17  -

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

At December 31, 2015, we held 2.9 million shares in treasury, recorded at cost.  On October 29, 2015, shareholders at our extraordinary general meeting approved the cancellation of all shares that have been repurchased to date under our share repurchase program.   Following a formal notification to creditors and establishment of a public deed of compliance, the cancellation of our shares held in treasury, which was approved at our extraordinary general meeting held on October 29, 2015, became effective as of January 7, 2016 upon registration in the commercial register.

Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At March 31, 2016 and December 31, 2015, our subsidiary held 5.9 million shares and 6.9 million shares, respectively.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, which resulted from components of net periodic benefit costs for our defined benefit plans, were as follows (in millions):

	Three months ended
	March 31,
	2016	2015
Balance, beginning of period	$(334)	$(404)
Other comprehensive income (loss) before reclassifications	(7)	(11)
Reclassifications to net income	2	1
Other comprehensive income (loss), net	(5)	(10)
Balance, end of period	$(339)	$(414)

Note 13—Noncontrolling Interest

At March 31, 2016 and December 31, 2015, we held 21.3 million common units and 27.6 million subordinated units of Transocean Partners LLC, a Marshall Islands limited liability company (“Transocean Partners”) and all of the incentive distribution rights.  The remaining publicly held common units represent the noncontrolling interest in Transocean Partners.

On November 4, 2015, Transocean Partners announced that its board of directors approved a unit repurchase program, authorizing it to repurchase for cancellation up to $40 million of its publicly held common units.  Subject to market conditions, Transocean Partners may repurchase units from time to time in the open market or in privately negotiated transactions.  It may suspend or discontinue the program at any time.  In the three months ended March 31, 2016, Transocean Partners repurchased 336,958 of its publicly held common units for an aggregate purchase price of $3 million.  At March 31, 2016 and December 31, 2015, Transocean Partners had outstanding 19.7 million and 20.0 million publicly held common units, respectively.  At March 31, 2016 and December 31, 2015, the common and subordinated units held by us collectively represented a 71.2 percent and 70.9 percent limited liability company interest in Transocean Partners, respectively.

In the three months ended March 31, 2016 and 2015, Transocean Partners declared and paid an aggregate distribution of $25 million to its unitholders, of which $7 million was paid to holders of noncontrolling interest.

-  18  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 14—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,574	$2,574	$2,339	$2,339
Restricted cash balances and investments	451	457	467	474
Long-term debt, including current maturities	8,453	6,312	8,490	6,291

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At March 31, 2016 and December 31, 2015, the aggregate carrying amount of our cash equivalents was $1.8 billion and $1.7 billion, respectively.

Restricted cash balances and investments—The carrying amount of the restricted cash balances that are subject to restrictions due to legislation, regulation or court order approximates fair value due to the short term nature of the instruments in which the restricted cash balances are held.  At March 31, 2016 and December 31, 2015, the aggregate carrying amount of such restricted cash balances was $272 million and $251 million, respectively.

The carrying amount of the restricted cash investments associated with the Eksportfinans Loans due January 2018 (the “Eksportfinans Restricted Cash Investments”) represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At March 31, 2016 and December 31, 2015, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $179 million and $216 million, respectively.  At March 31, 2016 and December 31, 2015, the estimated fair value of the Eksportfinans Restricted Cash Investments was $185 million and $223 million, respectively.

Debt—We measured the estimated fair value of our debt, all of which was fixed‑rate debt, using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

Note 15—Condensed Consolidating Financial Information

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

We have corrected the presentation of our condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2015 to properly reflect the equity in earnings of the Subsidiary Issuer resulting from certain Other Subsidiaries that do not report to the Subsidiary Issuer.  In the three months ended March 31, 2015, the effect of this correction increased net loss and total comprehensive loss for the Subsidiary Issuer by $81 million and decreased the consolidating adjustments, correspondingly.  These changes had no effect on the consolidated statements of operations, the consolidated or consolidating balance sheets or the consolidated or consolidating statements of cash flows, as previously reported.

-  19  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

The following tables include the consolidating adjustments necessary to present the condensed financial statements on a consolidated basis (in millions):

	Three months ended March 31, 2016
	Parent	Subsidiary	Other	Consolidating
	Guarantor	Issuer	Subsidiaries	adjustments	Consolidated
Operating revenues	$—	$—	$1,341	$—	$1,341
Cost and expenses	5	1	919	—	925
Loss on impairment	—	—	(3)	—	(3)
Gain on disposal of assets, net	—	—	1	—	1
Operating income (loss)	(5)	(1)	420	—	414

Other income (expense), net
Interest income (expense), net	(2)	(125)	44	—	(83)
Equity in earnings	256	409	—	(665)	—
Other, net	—	(13)	12	—	(1)
	254	271	56	(665)	(84)
Income from continuing operations before income tax expense	249	270	476	(665)	330
Income tax expense	—	—	74	—	74
Income from continuing operations	249	270	402	(665)	256
Income from discontinued operations, net of tax	—	—	(1)	—	(1)

Net income	249	270	401	(665)	255
Net income attributable to noncontrolling interest	—	—	6	—	6
Net income attributable to controlling interest	249	270	395	(665)	249

Other comprehensive income (loss) before income taxes	—	(17)	12	—	(5)
Income taxes related to other comprehensive loss	—	—	—	—	—
Other comprehensive income (loss), net of income taxes	—	(17)	12	—	(5)

Total comprehensive income	249	253	413	(665)	250
Total comprehensive income attributable to noncontrolling interest	—	—	6	—	6
Total comprehensive income attributable to controlling interest	$249	$253	$407	$(665)	$244

	Three months ended March 31, 2015
	Parent	Subsidiary	Other	Consolidating
	Guarantor	Issuer	Subsidiaries	adjustments	Consolidated
Operating revenues	$—	$—	$2,043	$—	$2,043
Cost and expenses	4	2	1,415	—	1,421
Loss on impairment	—	—	(936)	—	(936)
Loss on disposal of assets, net	—	—	(7)	—	(7)
Operating loss	(4)	(2)	(315)	—	(321)

Other income (expense), net
Interest income (expense), net	—	(135)	25	—	(110)
Equity in earnings	(479)	(375)	—	854	—
Other, net	—	39	8	—	47
	(479)	(471)	33	854	(63)
Loss from continuing operations before income tax expense	(483)	(473)	(282)	854	(384)
Income tax expense	—	—	83	—	83
Loss from continuing operations	(483)	(473)	(365)	854	(467)
(Gain) loss from discontinued operations, net of tax	—	1	(3)	—	(2)

Net loss	(483)	(472)	(368)	854	(469)
Net income attributable to noncontrolling interest	—	—	14	—	14
Net loss attributable to controlling interest	(483)	(472)	(382)	854	(483)

Other comprehensive income (loss) before income taxes	(2)	(9)	3	—	(8)
Income taxes related to other comprehensive income	—	—	(2)	—	(2)
Other comprehensive income (loss), net of income taxes	(2)	(9)	1	—	(10)

Total comprehensive loss	(485)	(481)	(367)	854	(479)
Total comprehensive income attributable to noncontrolling interest	—	—	14	—	14
Total comprehensive loss attributable to controlling interest	$(485)	$(481)	$(381)	$854	$(493)

-  20  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

	March 31, 2016
	Parent	Subsidiary	Other	Consolidating
	Guarantor	Issuer	Subsidiaries	adjustments	Consolidated
Assets
Cash and cash equivalents	$4	$605	$1,965	$—	$2,574
Other current assets	2	907	2,452	(1,235)	2,126
Total current assets	6	1,512	4,417	(1,235)	4,700

Property and equipment, net	—	—	20,889	—	20,889
Investment in affiliates	14,776	30,549	—	(45,325)	—
Other assets	—	4,864	15,198	(19,406)	656
Total assets	14,782	36,925	40,504	(65,966)	26,245

Liabilities and equity
Debt due within one year	—	1,073	127	—	1,200
Other current liabilities	10	483	2,130	(1,235)	1,388
Total current liabilities	10	1,556	2,257	(1,235)	2,588

Long-term debt	—	20,881	5,778	(19,406)	7,253
Other long-term liabilities	14	304	1,019	—	1,337
Total long-term liabilities	14	21,185	6,797	(19,406)	8,590

Commitments and contingencies
Redeemable noncontrolling interest	—	—	11	—	11

Total equity	14,758	14,184	31,439	(45,325)	15,056
Total liabilities and equity	$14,782	$36,925	$40,504	$(65,966)	$26,245

	December 31, 2015
	Parent	Subsidiary	Other	Consolidating
	Guarantor	Issuer	Subsidiaries	adjustments	Consolidated
Assets
Cash and cash equivalents	$1	$460	$1,878	$—	$2,339
Other current assets	4	812	2,775	(1,145)	2,446
Total current assets	5	1,272	4,653	(1,145)	4,785

Property and equipment, net	—	—	20,818	—	20,818
Investment in affiliates	14,526	29,422	—	(43,948)	—
Other assets	—	4,845	14,245	(18,364)	726
Total assets	14,531	35,539	39,716	(63,457)	26,329

Liabilities and equity
Debt due within one year	—	973	120	—	1,093
Other current liabilities	15	401	2,305	(1,145)	1,576
Total current liabilities	15	1,374	2,425	(1,145)	2,669

Long-term debt	—	19,954	5,807	(18,364)	7,397
Other long-term liabilities	18	290	1,139	—	1,447
Total long-term liabilities	18	20,244	6,946	(18,364)	8,844

Commitments and contingencies
Redeemable noncontrolling interest	—	—	8	—	8

Total equity	14,498	13,921	30,337	(43,948)	14,808
Total liabilities and equity	$14,531	$35,539	$39,716	$(63,457)	$26,329

-  21  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

	Three months ended March 31, 2016
	Parent	Subsidiary	Other	Consolidating
	Guarantor	Issuer	Subsidiaries	adjustments	Consolidated

Cash flows from operating activities	$(12)	$(150)	$793	$—	$631

Cash flows from investing activities
Capital expenditures	—	—	(368)	—	(368)
Proceeds from disposal of assets, net	—	—	4	—	4
Investing activities with affiliates, net	—	(24)	(343)	367	—
Net cash used in investing activities	—	(24)	(707)	367	(364)

Cash flows from financing activities
Repayments of debt	—	—	(55)	—	(55)
Deposit to cash account restricted for financing activities	—	(24)	—	—	(24)
Proceeds from cash investments restricted for financing activities	—	—	49	—	49
Distribution to holders of noncontrolling interest	—	—	(7)	—	(7)
Financing activities with affiliates, net	15	343	9	(367)	—
Other, net	—	—	5	—	5
Net cash provided by (used in) financing activities	15	319	1	(367)	(32)

Net increase in cash and cash equivalents	3	145	87	—	235
Cash and cash equivalents at beginning of period	1	460	1,878	—	2,339
Cash and cash equivalents at end of period	$4	$605	$1,965	$—	$2,574

	Three months ended March 31, 2015
	Parent	Subsidiary	Other	Consolidating
	Guarantor	Issuer	Subsidiaries	adjustments	Consolidated

Cash flows from operating activities	$2	$(75)	$599	$—	$526

Cash flows from investing activities
Capital expenditures	—	—	(201)	—	(201)
Proceeds from disposal of assets, net	—	—	9	—	9
Investing activities with affiliates, net	—	(353)	(746)	1,099	—
Net cash used in investing activities	—	(353)	(938)	1,099	(192)

Cash flows from financing activities
Repayments of debt	—	—	(63)	—	(63)
Proceeds from restricted cash investments	—	—	57	—	57
Distribution of qualifying additional paid-in capital	(272)	—	—	—	(272)
Distributions to holders of noncontrolling interest	—	—	(7)	—	(7)
Financing activities with affiliates, net	275	746	78	(1,099)	—
Other, net	(2)	—	—		(2)
Net cash provided by (used in) financing activities	1	746	65	(1,099)	(287)

Net increase (decrease) in cash and cash equivalents	3	318	(274)	—	47
Cash and cash equivalents at beginning of period	16	842	1,777	—	2,635
Cash and cash equivalents at end of period	$19	$1,160	$1,503	$—	$2,682

Note 16—Subsequent Events

U.S. tax investigations—In April 2016, we entered into a final settlement with the U.S. tax authorities for $31 million, excluding interest and penalties, related to our 2010 and 2011 U.S. federal income tax returns.  The terms of this settlement are not necessarily indicative of positions that the U.S. tax authorities may take on transfer pricing or other matters in future examinations.

-  22  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
▪

the offshore drilling market, including the effects of declines in commodity prices, supply and demand, including expectations that the oversupply of oil will decrease as the current supply and demand imbalance narrows, utilization rates, dayrates, customer drilling programs, stacking of rigs, reactivation of rigs, effects of new rigs on the market, the impact of enhanced regulations in the jurisdictions in which we operate and changes in the global economy or market outlook for our various geographical operating sectors and classes of rigs;

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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward‑looking statements in this annual report are identifiable by use of the following words and other similar expressions:

▪	“anticipates”	▪	“could”	▪	“forecasts”	▪	“might”	▪	“projects”
▪	“believes”	▪	“estimates”	▪	“intends”	▪	“plans”	▪	“scheduled”
▪	“budgets”	▪	“expects”	▪	“may”	▪	“predicts”	▪	“should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10‑K for the year ended December 31, 2015;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to obtain drilling contracts for our rigs that do not have contracts;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the impact of regulatory changes;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	losses on impairment of long‑lived assets;
▪	shipyard, construction and other delays;
▪	the results of meetings of our shareholders;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
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

-  23  -

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 26, 2016, we owned or had partial ownership interests in and operated 60 mobile offshore drilling units, including 28 ultra‑deepwater floaters, seven harsh environment floaters, five deepwater floaters, 10 midwater floaters, and 10 high‑specification jackups.  At April 26, 2016, we also had six ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.

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

Significant Events

Norway tax investigations and trial—In January 2016, the Norwegian authorities formally and unconditionally dropped all criminal charges against our subsidiaries and the two employees of our former external advisors and our former external Norwegian attorney.  As a result, no criminal charges remain outstanding for any of the previously reported Norway tax investigations or trials and all our subsidiaries and external advisors have been fully acquitted of all criminal charges.  See—Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

Drilling contract terminations—As a result of recent market conditions, we have observed an unprecedented level of early drilling contract terminations in the contract drilling industry.  In the three months ended March 31, 2016, we received notices of early termination or cancellation of drilling contracts for Deepwater Champion,  Deepwater Millennium, Discoverer Deep Seas,  GSF Constellation II, GSF Development Driller I and Transocean John Shaw.  See “—Outlook,” “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of cash.”

Dispositions—During the three months ended March 31, 2016, we completed the sale of the midwater floaters Falcon 100 and Sedneth 701, along with related equipment.  In connection with the sale, we received aggregate net cash proceeds of $3 million and we recognized an aggregate net gain of $1 million.  See “—Liquidity and Capital Resources—Drilling fleet.”

Impairments of long‑lived assets—During the three months ended March 31, 2016, we committed to a plan to sell for scrap value the midwater floater Transocean John Shaw, along with related equipment.  As a result, we recognized an aggregate loss of $3 million ($2 million, net of tax) associated with the impairment of these assets.  See “—Liquidity and Capital Resources—Drilling fleet.”

Debt repurchases—In April 2016, we completed the settlements of transactions to repurchase in the open market an aggregate principal amount of $100 million of our debt securities for an aggregate cash payment of $82 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Markets for our shares—Our shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “RIG” and were previously listed on the SIX Swiss Exchange (“SIX”) under the symbol “RIGN.”  On November 23, 2015, we announced our intent to delist our shares from the SIX.  On December 17, 2015 we announced that the SIX listing authorities approved our application to delist our shares, and such delisting was effective on March 31, 2016, with the last trading day on March 30, 2016.  Our shares continue to be listed and traded on the NYSE.

Par value reduction—On October 29, 2015, shareholders at our extraordinary general meeting approved the reduction of the par value of each of our shares to CHF 0.10 from the original par value of CHF 15.00.  The reduction of par value became effective as of January 7, 2016 upon registration in the commercial register.  See Notes to Condensed Consolidated Financial Statements—Note 12—Shareholders’ Equity.

-  24  -

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, particularly for high‑specification assets; however, the near to medium term remains very challenging.  Low commodity pricing due to the current surplus of oil continues to hamper energy spending.  Our customers remain focused on maintaining their capital allocation policies, reducing their costs and limiting their spend on exploration and development opportunities in 2016.  The risks of project delays, contract renegotiations and contract terminations will continue.  During the year ended December 31, 2015, our customers early terminated or cancelled contracts for Discoverer Americas,  Polar Pioneer,  Sedco 714, Sedco Energy and Transocean Spitsbergen.  Then, in the three months ended March 31, 2016, we received notices of early termination or cancellation of drilling contracts for Deepwater Champion,  Deepwater Millennium, Discoverer Deep Seas,  GSF Constellation II, GSF Development Driller I and Transocean John Shaw.

As expected, few new contracts have been awarded year to date, and this trend is likely to continue through the remainder of 2016, resulting in falling rig utilization rates and exacerbating the negative pressure on rig pricing.  Over time, we believe the oversupply of oil will decrease as the current supply and demand imbalance narrows.  As spare oil capacity diminishes, we expect upward pressure on commodity pricing with subsequent increased demand for drilling rigs.  As of April 21, 2016, our contract backlog was $14.6 billion compared to $15.5 billion as of February 11, 2016.

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

As of April 21, 2016, uncommitted fleet rates for the remainder of 2016 and each of the subsequent four years in the period ending December 31, 2020 were as follows:

	2016	2017	2018	2019	2020
Uncommitted fleet rate
Ultra-deepwater floaters	57%	64%	72%	75%	79%
Harsh environment floaters	65%	70%	86%	92%	100%
Deepwater floaters	77%	80%	83%	100%	100%
Midwater floaters	80%	100%	100%	100%	100%
High-specification jackups	52%	78%	93%	100%	100%

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

The contract backlog for our fleet was as follows:

	April 21,	February 11,	October 26,
	2016	2016	2015
Contract backlog	(In millions)
Ultra-deepwater floaters	$12,797	$13,539	$14,444
Harsh environment floaters	830	920	1,146
Deepwater floaters	274	320	222
Midwater floaters	275	261	530
High-specification jackups	379	467	595
Total contract backlog	$14,555	$15,507	$16,937

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

-  25  -

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Average daily revenue
Ultra-deepwater floaters	$490,300	$512,600	$534,300
Harsh environment floaters	$548,600	$702,200	$531,300
Deepwater floaters	$310,000	$349,700	$342,100
Midwater floaters	$361,400	$380,800	$343,300
High-specification jackups	$150,200	$172,100	$174,400
Total fleet average daily revenue	$395,400	$422,800	$398,100

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

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Revenue efficiency
Ultra-deepwater floaters	94%	94%	97%
Harsh environment floaters	99%	99%	97%
Deepwater floaters	97%	95%	96%
Midwater floaters	98%	99%	91%
High-specification jackups	87%	100%	99%
Total fleet average revenue efficiency	95%	96%	96%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Rig utilization
Ultra-deepwater floaters	50%	64%	68%
Harsh environment floaters	52%	39%	78%
Deepwater floaters	60%	67%	85%
Midwater floaters	39%	53%	85%
High-specification jackups	60%	70%	99%
Total fleet average rig utilization	51%	60%	79%

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

-  26  -

Operating Results

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	March 31,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,799	5,015	(2,216)	(44)%
Average daily revenue	$395,400	$398,100	$(2,700)	(1)%
Revenue efficiency	95%	96%
Rig utilization	51%	79%

Contract drilling revenues	$1,111	$2,000	$(889)	(44)%
Other revenues	230	43	187	n/m
	1,341	2,043	(702)	(34)%
Operating and maintenance expense	(665)	(1,084)	419	39%
Depreciation expense	(217)	(291)	74	25%
General and administrative expense	(43)	(46)	3	7%
Loss on impairment	(3)	(936)	933	n/m
Gain (loss) on disposal of assets, net	1	(7)	8	n/m
Operating income (loss)	414	(321)	735	n/m
Other income (expense), net
Interest income	6	6	—	—%
Interest expense, net of amounts capitalized	(89)	(116)	27	23%
Other, net	(1)	47	(48)	n/m
Income (loss) from continuing operations before income tax expense	330	(384)	714	n/m
Income tax expense	(74)	(83)	9	11%
Income (loss) from continuing operations	$256	$(467)	$723	n/m

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the following: (a) approximately $670 million of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $220 million of decreased revenues from rigs sold or classified as held for sale and (c) approximately $85 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by the following: (a) approximately $80 million of increased revenues resulting from fewer shipyard and mobilization days for the active fleet and (b) approximately $15 million of increased revenues associated with our newbuild ultra‑deepwater drillship that commenced operations in the three months ended March 31, 2016.

Other revenues increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to $209 million of revenues recognized in connection with drilling contracts early terminated or cancelled by our customers with no comparable revenues in the prior‑year period, partially offset by $21 million of decreased revenues for reimbursable items.

Costs and expenses—Operating and maintenance expense decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the following: (a) approximately $235 million of decreased costs and expenses resulting from cost reductions for our idle or stacked rigs, (b) approximately $120 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (c) approximately $75 million of decreased costs and expenses resulting from our active fleet primarily due to fewer shipyards, reduced mobilization and reduced personnel costs and (d) approximately $30 million of reduced onshore costs and expenses.  These decreases were partially offset by the following: (a) approximately $35 million of increased costs and expenses associated with the reactivation of a harsh environment floater and (b) approximately $5 million of increased costs and expenses associated with our newbuild ultra‑deepwater drillship that commenced operations in the three months ended March 31, 2016.

Depreciation expense decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the following: (a) approximately $49 million of decreased depreciation resulting from rigs sold or classified as held for sale and (b) approximately $34 million of decreased depreciation resulting from the impairment of our deepwater floater and midwater floater asset groups in the year ended December 31, 2015.  These decreases were partially offset by approximately $14 million of increased depreciation associated with our newbuild ultra‑deepwater drillship that commenced operations in the three months ended March 31, 2016 and other property and equipment placed into service.

-  27  -

Impairments and disposals—In the three months ended March 31, 2016, we recognized a loss of $3 million associated with the impairment of certain assets classified as held for sale.  In the three months ended March 31, 2015, we recognized losses on the impairment of long‑lived assets, including a loss of $507 million associated with the impairment of our deepwater floater asset group and an aggregate loss of $429 million associated with the impairment of certain assets classified as held for sale.

In the three months ended March 31, 2016, we recognized an aggregate net gain of $1 million associated with the sale of two midwater floaters, along with related equipment.  In the three months ended March 31, 2015, we recognized an aggregate net gain of $2 million associated with the sale of a deepwater floater and a midwater floater, along with related equipment.  In the three months ended March 31, 2015, we recognized an aggregate net loss of $9 million associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the following: (a) approximately $23 million of increased interest capitalized as a result of our newbuild construction program and (b) approximately $20 million of decreased interest expense as a result of our debt repurchases and redemptions, partially offset by (c) approximately $8 million of increased interest expense as a result of downgrades to the credit rating for our senior unsecured long‑term debt.

In the three months ended March 31, 2016, we recognized other expense, net, primarily related to the following: (a) a loss of $3 million associated with currency exchange, partially offset by (b) a gain of $1 million associated with income from a licensing fee received for our dual activity patent.  In the three months ended March 31, 2015, we recognized other income, net, primarily related to the following: (a) a gain of $34 million associated with income from licensing fees and royalties received for our dual activity patent and (b) a gain of $13 million associated with currency exchange.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended March 31, 2016 and 2015, our annual effective tax rate was 22.8 percent and 25.8 percent, respectively, based on income (loss) from continuing operations before income taxes, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  In the three months ended March 31, 2016 and 2015, the effect of the various discrete period tax items was a net tax benefit of less than $1 million and a net tax expense of less than $1 million, respectively.  For the three months ended March 31, 2016 and 2015, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of 22.4 percent and (21.6) percent, respectively, based on income (loss) from continuing operations before income taxes.

For the three months ended March 31, 2016, to calculate our annual estimated effective income tax rate of 22.8 percent in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the three months ended March 31, 2016, our annual estimated effective income tax rate would have been 26.0 percent if we had included all jurisdictions in our calculations.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended March 31, 2016, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola, India, Nigeria and Gabon.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, the U.K., Switzerland, Thailand, Trinidad and the U.S.

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

See “—Contingencies and Uncertainties—Tax matters.”

-  28  -

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2016, we had $2.6 billion in cash and cash equivalents.  In the three months ended March 31, 2016, our primary sources of cash were our cash flows from operating activities, including cash proceeds from customers that executed early terminations or cancellations of drilling contracts; and net proceeds from restricted cash investments.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild construction projects, and payment of scheduled installments for our Macondo well incident settlement obligations.

	Three months ended
	March 31,
	2016	2015	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$255	$(469)	$724
Depreciation	217	291	(74)
Loss on impairment	3	936	(933)
Deferred income tax benefit	(1)	(98)	97
Other non-cash items, net	29	52	(23)
Changes in Macondo well incident assets and liabilities, net	(60)	(260)	200
Changes in other operating assets and liabilities, net	188	74	114
	$631	$526	$105

Net cash provided by operating activities increased primarily due to increased cash proceeds of $302 million from customers that executed early terminations or cancellations of drilling contracts and decreased cash payments of $200 million for scheduled installments for our Macondo well incident settlement obligations.

	Three months ended
	March 31,
	2016	2015	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(368)	$(201)	$(167)
Proceeds from disposal of assets, net	4	9	(5)
	$(364)	$(192)	$(172)

Net cash used in investing activities increased primarily due to an increase in capital expenditures, primarily associated with milestone payments for our major construction projects and other shipyard projects.

	Three months ended
	March 31,
	2016	2015	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(55)	$(63)	$8
Deposit to cash account restricted for financing activities	(24)	—	(24)
Proceeds from cash investments restricted for financing activities	49	57	(8)
Distributions of qualifying additional paid-in capital	—	(272)	272
Other, net	(2)	(9)	7
	$(32)	$(287)	$255

Net cash used in financing activities decreased primarily due to the absence of cash used to pay our shareholders installments of distributions of qualifying additional paid in capital, as compared to the prior year period, partially offset by a decrease for a cash deposit of $24 million into an escrow account pending settlement of certain repurchases of our debt.

-  29  -

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

In the three months ended March 31, 2016, we made capital expenditures of $368 million, including capitalized interest of $49 million.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our recently completed and ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	three months	nine months					Total
	through	ended	ending					estimated
	December 31,	March 31,	December 31,	For the years ending December 31,				costs
	2015	2016	2016	2017	2018	2019	2020	at completion
	(In millions)
Deepwater Thalassa (a)	$861	$22	$17	$—	$—	$—	$—	$900
Deepwater Proteus (b)	758	42	30	—	—	—	—	830
Deepwater Conqueror (c)	301	168	381	—	—	—	—	850
Deepwater Pontus (d)	459	50	278	113	—	—	—	900
Deepwater Poseidon (d)	450	30	289	101	40	—	—	910
Transocean Cassiopeia (e)	54	1	4	13	7	3	193	275
Ultra-Deepwater drillship TBN1 (f)	204	4	15	60	49	45	428	805
Transocean Centaurus (e)	53	1	4	7	17	2	191	275
Transocean Cepheus (e)	53	1	4	7	15	9	191	280
Ultra-Deepwater drillship TBN2 (f)	157	3	12	61	27	64	471	795
Transocean Cetus (e)	52	1	3	6	12	18	193	285
Transocean Circinus (e)	51	1	3	6	11	20	198	290
Total	$3,453	$324	$1,040	$374	$178	$161	$1,865	$7,395

(a)

The ultra‑deepwater floater Deepwater Thalassa was placed into service and commenced operations in February 2016.  In the remainder of the year ending December 31, 2016, we expect to take delivery of additional equipment, ordered but not yet received.

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

(e)

Transocean Cassiopeia,  Transocean Centaurus,  Transocean Cepheus,  Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild high‑specification jackups under construction at Keppel FELS’ shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2020, the second quarter of 2020, the third quarter of 2020, the fourth quarter of 2020 and the fourth quarter of 2020, respectively.  The delivery expectations and the cost projections presented above reflect the terms of our construction agreements, as amended to delay delivery in consideration of existing market conditions.

(f)

Our two unnamed dynamically positioned ultra‑deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2020 and the third quarter of 2020, respectively.  The delivery expectations and the cost projections presented above reflect the terms of our construction agreements, as amended to delay delivery in consideration of existing market conditions.

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

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the three months ended March 31, 2016, we identified one such drilling unit that we intend to sell for scrap value.  During the year ended December 31, 2015, we identified 22 such drilling units that we have sold or intend to sell for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.

-  30  -

During the three months ended March 31, 2016, we completed the sale of two midwater floaters, along with related equipment, and we received net cash proceeds of $3 million.  During the three months ended March 31, 2015, we completed the sale of a deepwater floater and a midwater floater along with related equipment, and we received net cash proceeds of $5 million.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under our bank credit agreements, proceeds from the disposal of assets or proceeds from the issuance of debt to fulfill anticipated obligations, such as capital expenditures, scheduled debt maturities or other payments, repayment of debt due within one year, payments of our Macondo well incident settlement obligations, working capital and other needs in our operations.  We may also consider establishing additional credit facilities under bank credit agreements, using proceeds from additional issuances of debt, or using proceeds from any sale of additional noncontrolling interests in or the issuance of debt of Transocean Partners LLC, a Marshall Islands limited liability company (“Transocean Partners”).  However, current market conditions may make any such transaction challenging.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.  From time to time, we may also use borrowings under our bank credit agreement to maintain liquidity for short‑term cash needs.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  During the year ended December 31, 2015, three credit rating agencies downgraded their credit ratings of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”) to Debt Ratings that are below investment grade.  In February 2016, one of the credit rating agencies further downgraded our Debt Rating and another rating agency placed us on review for further downgrade.  Such downgrades have caused, and any further downgrades may cause, us to experience increased fees under our credit facility and interest rates under agreements governing certain of our senior notes and may limit our ability to access debt markets.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

We did not pay the distribution of qualifying additional paid‑in capital with respect to our shares formerly held in treasury or held by our subsidiary.

Litigation settlements and insurance recoveries—On May 20, 2015, we entered into a confidential settlement agreement with BP plc (together with its affiliates, “BP”) to settle various disputes remaining between the parties with respect to the Macondo well incident.  Pursuant to the terms of the agreement, among other things, BP made a cash payment of $125 million in July 2015 to partially reimburse us for legal fees incurred by us.  Additionally, in connection with the settlement, BP agreed to discontinue its attempts to recover as an additional insured under our liability insurance program.  As a result, we submitted claims to our insurers and recognized income of $538 million, recorded as a reduction of operating and maintenance costs and expenses, associated with insurance proceeds for recovery of previously incurred losses.

On May 29, 2015, together with the Plaintiffs’ Steering Committee (the “PSC”), we filed a settlement agreement in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  This PSC settlement is subject to approval by the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) and acceptance by a minimum number of plaintiffs.  In August 2015, we made a cash deposit of $212 million into an escrow account pending approval of the settlement by the MDL Court.

-  31  -

Effective October 13, 2015, we finalized a settlement agreement with the states of Alabama, Florida, Louisiana, Mississippi, and Texas (collectively, the “States”), pursuant to which the States agreed to release all of their claims against us arising from the Macondo well incident.  On October 22, 2015, we made an aggregate cash payment of $35 million to the States.

Pursuant to a cooperation guilty plea agreement by and among the U.S. Department of Justice (“DOJ”) and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences in scheduled installments through February 2017.  In the three months ended March 31, 2016 and 2015, we made aggregate cash payments of $60 million.  At April 26, 2016, the remaining balance of our Plea Agreement obligations was $60 million, which is due on or before February 14, 2017.

Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (“the Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a fixed rate of 2.15 percent.  In the three months ended March 31, 2015, we paid the final installment of $204 million, including interest.

Noncontrolling interest—In February 2016, Transocean Partners declared and paid an aggregate distribution of $25 million, of which $7 million was paid to the holders of noncontrolling interest.  In the year ended December 31, 2015, Transocean Partners declared and paid an aggregate distribution of $100 million to its unitholders, of which $29 million was paid to the holders of noncontrolling interest.

On November 4, 2015, Transocean Partners announced that its board of directors approved a unit repurchase program, authorizing it to repurchase up to $40 million of its publicly held common units.  Subject to market conditions, Transocean Partners may repurchase units from time to time in the open market or in privately negotiated transactions.  It may suspend or discontinue the program at any time.  The common units repurchased under the program will be cancelled.  As of April 26, 2016, Transocean Partners had repurchased 478,376 of its publicly held common units for an aggregate purchase price of $4 million.  At April 26, 2016, we held a 71.3 percent limited liability company interest in Transocean Partners.

Debt repurchases and redemptions—In April 2016, we made an aggregate cash payment of $82 million for open market repurchases of an aggregate principal amount of $100 million of certain of our debt securities.  In the year ended December 31, 2015, we made an aggregate cash payment of $468 million for open market repurchases of an aggregate principal amount of $503 million of certain of our debt securities.  On July 30, 2015, we made an aggregate cash payment of $904 million to redeem the remaining aggregate principal amount of $893 million of the 4.95% Senior Notes.

Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  At March 31, 2016, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At April 26, 2016, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At April 26, 2016, we had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.6 billion at an exchange rate as of the close of trading on April 26, 2016 of $1.00 to CHF 0.97.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for an additional three‑year repurchase period through May 23, 2016.  Upon the delisting of our shares from the SIX, effective on March 31, 2016, the authorization of any new share repurchase program and the continuation of the share repurchase program approved at the 2009 annual general meeting were no longer subject to

-  32  -

approval requirements from the Swiss authorities.  In the three months ended March 31, 2016, we did not purchase shares under our share repurchase program.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of April 26, 2016, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately two percent of our issued shares.  At the annual general meeting in May 2009, the shareholders approved the release of CHF 3.5 billion of additional paid‑in capital to other reserves, or freely available reserves as presented on our Swiss statutory balance sheet, to create the freely available reserve necessary for the CHF 3.5 billion share repurchase program for the purpose of the cancellation of shares (the “Currently Approved Program”).  At the May 2011 annual general meeting, our shareholders approved the reallocation of CHF 3.2 billion, which is the remaining amount authorized under the share repurchase program, from free reserve to legal reserve, reserve from capital contributions.  This amount will continue to be available for Swiss federal withholding tax‑free share repurchases.  We may only repurchase shares to the extent freely distributable reserves are available.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately eight percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the Currently Approved Program.

Contractual obligations—As of March 31, 2016, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2015.

Other commercial commitments—As of March 31, 2016, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2015.

Contingencies and Uncertainties

Macondo well incident

On April 22, 2010, the ultra‑deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to BP.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the MDL Court.  A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the DOJ, BP, the PSC and the States.  We believe the remaining most notable claims against us arising from the Macondo well incident are the potential settlement class opt‑outs from the PSC Settlement Agreement.  We can provide no assurance as to the outcome of the remaining claims arising from the Macondo well incident, the timing of any upcoming appeal or further rulings, or that we will not enter into additional settlements as to some or all of the remaining matters related to the Macondo well incident. See Notes to Condensed Consolidated Financial Statements—Note 11—Contingencies.

-  33  -

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

We conduct operations through our various subsidiaries in a number of countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  In March 2016, the U.K. publicly announced its 2016 Budget and Finance Bill.  These tax reform proposals include measures that would deny tax deductions or require inclusion of taxable income for certain cross‑border structure arrangements and transactions.  We are currently evaluating the proposed legislative change with respect to our structure.  If adopted into law in their current form, these proposed legislative changes, which are expected to be in effect beginning January 1, 2017, could result in a significantly higher effective tax rate for Transocean Partners, in which we hold the controlling interest.

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

See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes and Note 16—Subsequent Events.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  Significant accounting policies are discussed in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10‑Q and in Note 2 to our consolidated financial statements in our annual report on Form 10‑K for the year ended December 31, 2015.

To prepare financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, income taxes, defined benefit pension plans and other postretirement employee benefits, contingent liabilities and share based compensation.  These estimates require significant judgments, assumptions and estimates.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2015.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the three months ended March 31, 2016, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

-  34  -

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements in this quarterly report on Form 10‑Q and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2015.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our long‑term and short‑term debt, our restricted cash balances and investments and our international operations.  For a discussion of our interest rate risk and currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2015.  There have been no material changes to these previously reported matters during the three months ended March 31, 2016.

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

-  35  -

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Uncertainties—Macondo well incident” in our annual report on Form 10‑K for the year ended December 31, 2015.  We are also involved in various tax matters as described in “Part II. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Uncertainties—Tax matters” in our annual report on Form 10‑K for the year ended December 31, 2015.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2016, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program and in response to events arising generally within our industry and in the markets where we do business.  For example, in the year ended December 31, 2015, we began investigating statements made by a former employee of Petróleo Brasileiro S.A. (“Petrobras”) related to the  award to us of a drilling services contract in Brazil.  These statements were made in connection with an ongoing criminal investigation by the Brazilian authorities into Petrobras and certain other companies and individuals.  We have completed our internal investigation, and we have not identified any wrongdoing by any of our employees or agents in connection with our business.  We have voluntarily met with governmental authorities in the U.S. to discuss the statements made by the former Petrobras employee and our internal investigation as well as our findings.  We will continue to investigate these types of allegations and cooperate with governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has, or will, occur; however, there can be no assurance as to the outcome of these matters.

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2015.

-  36  -

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs (b)
Period	Purchased (a)	Per Share	Plans or Programs (b)	(in millions)
January 2016	4,641	$10.67	—	$3.406
February 2016	12	8.65	—	3.406
March 2016	3,520	9.23	—	3.406
Total	8,173	$10.05	—	$3.406

(a)

Total number of shares purchased in the first quarter of 2016 consists of 8,173 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long‑Term Incentive Plan.

(b)

In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, which is equivalent to approximately $3.6 billion at an exchange rate as of March 31, 2016 of USD 1.00 to CHF 0.96.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  On May 24, 2013, we received approval from the Swiss authorities for the continuation of the share repurchase program for an additional three‑year repurchase period through May 23, 2016.  Upon the delisting of our shares from the SIX, which was effective on March 31, 2016, the authorization of any new share repurchase program and the continuation of the share repurchase program approved at the 2009 annual general meeting is no longer subject to approval requirements from Swiss authorities.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, repurchase fewer or no additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  Since inception of the share repurchase program, we repurchased 2,863,267 of our shares under the share repurchase program for an aggregate cost of $240 million, equivalent to an average cost of $83.74 per share, and at December 31, 2015, we held such shares in treasury.  On October 29, 2015, shareholders at our extraordinary general meeting approved the cancellation of all shares that have been repurchased to date under our share repurchase program.  The cancellation of our shares held in treasury became effective as of January 7, 2016 upon registration of the cancellation in the commercial register.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 4.Mine Safety Disclosures

Not applicable.

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
	3.1

Articles of Association of Transocean Ltd. (incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015)

	3.2

Organizational Regulations of Transocean Ltd. (incorporated by reference to Exhibit 3.2 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2014)

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

†	Filed herewith.

-  37  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 4, 2016.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President, Supply Chain and Corporate Controller
(Principal Accounting Officer)

-  38  -