Form 10-Q
period 2016-06-30
Transocean Ltd.
filed 2016-08-03
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 26, 2016, 365,391,756 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO FORM 10‑Q

QUARTER ENDED JUNE 30, 2016

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating revenues
Contract drilling revenues	$918	$1,777	$2,029	$3,777
Other revenues	25	107	255	150
	943	1,884	2,284	3,927
Costs and expenses
Operating and maintenance	500	197	1,165	1,281
Depreciation	225	249	442	540
General and administrative	42	44	85	90
	767	490	1,692	1,911
Loss on impairment	(20)	(890)	(23)	(1,826)
Gain (loss) on disposal of assets, net	(2)	2	(1)	(5)
Operating income	154	506	568	185

Other income (expense), net
Interest income	4	6	10	12
Interest expense, net of amounts capitalized	(95)	(120)	(184)	(236)
Gain on retirement of debt	38	—	38	—
Other, net	3	(5)	2	42
	(50)	(119)	(134)	(182)
Income from continuing operations before income tax expense	104	387	434	3
Income tax expense	17	40	91	123
Income (loss) from continuing operations	87	347	343	(120)
Income (loss) from discontinued operations, net of tax	1	1	—	(1)

Net income (loss)	88	348	343	(121)
Net income attributable to noncontrolling interest	11	6	17	20
Net income (loss) attributable to controlling interest	$77	$342	$326	$(141)

Earnings (loss) per share-basic
Earnings (loss) from continuing operations	$0.21	$0.93	$0.88	$(0.39)
Earnings (loss) from discontinued operations	—	—	—	—
Earnings (loss) per share	$0.21	$0.93	$0.88	$(0.39)

Earnings (loss) per share-diluted
Earnings (loss) from continuing operations	$0.21	$0.93	$0.88	$(0.39)
Earnings (loss) from discontinued operations	—	—	—	—
Earnings (loss) per share	$0.21	$0.93	$0.88	$(0.39)

Weighted-average shares outstanding
Basic	365	363	365	363
Diluted	365	363	365	363

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$88	$348	$343	$(121)
Net income attributable to noncontrolling interest	11	6	17	20
Net income (loss) attributable to controlling interest	77	342	326	(141)

Components of net periodic benefit costs before reclassifications	—	(1)	(7)	(14)
Components of net periodic benefit costs reclassified to net income	(1)	5	1	10

Other comprehensive income (loss) before income taxes	(1)	4	(6)	(4)
Income taxes related to other comprehensive income (loss)	(3)	—	(3)	(2)

Other comprehensive income (loss)	(4)	4	(9)	(6)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	(4)	4	(9)	(6)

Total comprehensive income (loss)	84	352	334	(127)
Total comprehensive income attributable to noncontrolling interest	11	6	17	20
Total comprehensive income (loss) attributable to controlling interest	$73	$346	$317	$(147)

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$2,153	$2,339
Accounts receivable, net of allowance for doubtful accounts of less than $1 at June 30, 2016 and December 31, 2015	936	1,379
Materials and supplies, net of allowance for obsolescence of $159 and $148 at June 30, 2016 and December 31, 2015, respectively	597	635
Assets held for sale	2	8
Restricted cash	360	340
Other current assets	81	84
Total current assets	4,129	4,785

Property and equipment	26,977	26,274
Less accumulated depreciation	(5,888)	(5,456)
Property and equipment, net	21,089	20,818
Deferred income taxes, net	256	316
Other assets	365	410
Total assets	$25,839	$26,329

Liabilities and equity
Accounts payable	$279	$448
Accrued income taxes	57	82
Debt due within one year	1,063	1,093
Other current liabilities	800	1,046
Total current liabilities	2,199	2,669

Long-term debt	7,155	7,397
Deferred income taxes, net	300	339
Other long-term liabilities	1,027	1,108
Total long-term liabilities	8,482	8,844

Commitments and contingencies
Redeemable noncontrolling interest	18	8

Shares, CHF 0.10 par value, 393,397,220 authorized, 167,617,649 conditionally authorized, 370,967,382 issued and 365,389,695 outstanding at June 30, 2016 and CHF 15.00 par value, 396,260,487 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 364,035,397 outstanding at December 31, 2015	34	5,193
Additional paid-in capital	10,680	5,739
Treasury shares, at cost, 2,863,267 held at December 31, 2015	—	(240)
Retained earnings	4,466	4,140
Accumulated other comprehensive loss	(343)	(334)
Total controlling interest shareholders’ equity	14,837	14,498
Noncontrolling interest	303	310
Total equity	15,140	14,808
Total liabilities and equity	$25,839	$26,329

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Six months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	Quantity		Amount
Shares
Balance, beginning of period	364	362	$5,193	$5,169
Reduction of par value	—	—	(5,159)	—
Issuance of shares under share-based compensation plans	1	2	—	17
Balance, end of period	365	364	$34	$5,186

Additional paid-in capital
Balance, beginning of period			$5,739	$5,797
Share-based compensation			26	33
Reduction of par value			5,159	—
Cancellation of shares held in treasury			(240)	—
Issuance of shares under share-based compensation plans			—	(18)
Reclassification of obligation for distribution of qualifying additional paid-in capital			—	(218)
Allocated capital for transactions with holders of noncontrolling interest			(7)	9
Other, net			3	(7)
Balance, end of period			$10,680	$5,596

Treasury shares, at cost
Balance, beginning of period			$240	$(240)
Cancellation of shares held in treasury			(240)	—
Balance, end of period			$—	$(240)

Retained earnings
Balance, beginning of period			$4,140	$3,349
Net income (loss) attributable to controlling interest			326	(141)
Balance, end of period			$4,466	$3,208

Accumulated other comprehensive loss
Balance, beginning of period			$(334)	$(404)
Other comprehensive loss attributable to controlling interest			(9)	(6)
Balance, end of period			$(343)	$(410)

Total controlling interest shareholders’ equity
Balance, beginning of period			$14,498	$13,671
Total comprehensive income (loss) attributable to controlling interest			317	(147)
Share-based compensation			26	33
Issuance of shares under share-based compensation plans			—	(1)
Reclassification of obligation for distribution of qualifying additional paid-in capital			—	(218)
Allocated capital for transactions with holders of noncontrolling interest			(7)	9
Other, net			3	(7)
Balance, end of period			$14,837	$13,340

Noncontrolling interest
Balance, beginning of period			$310	$311
Total comprehensive income attributable to noncontrolling interest			7	20
Reacquired noncontrolling interest			(5)	—
Distributions to holders of noncontrolling interest			(16)	(14)
Allocated capital for transactions with holders of noncontrolling interest			7	(9)
Balance, end of period			$303	$308

Total equity
Balance, beginning of period			$14,808	$13,982
Total comprehensive income (loss)			324	(127)
Share-based compensation			26	33
Issuance of shares under share-based compensation plans			—	(1)
Reacquired noncontrolling interest			(5)	—
Reclassification of obligation for distribution of qualifying additional paid-in capital			—	(218)
Distributions to holders of noncontrolling interest			(16)	(14)
Other, net			3	(7)
Balance, end of period			$15,140	$13,648

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$343	$(121)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	442	540
Share-based compensation expense	26	33
Loss on impairment	23	1,826
Loss on disposal of assets, net	1	5
Gain on retirement of debt	(38)	—
Deferred income tax expense (benefit)	14	(90)
Other, net	7	21
Changes in deferred revenues, net	(28)	(107)
Changes in deferred costs, net	54	116
Changes in operating assets and liabilities	(6)	(386)
Net cash provided by operating activities	838	1,837

Cash flows from investing activities
Capital expenditures	(826)	(396)
Proceeds from disposal of assets, net	15	33
Proceeds from repayment of loans receivable	—	15
Net cash used in investing activities	(811)	(348)

Cash flows from financing activities
Repayments of debt	(251)	(69)
Deposit to cash account restricted for financing activities	(24)	—
Proceeds from cash investments restricted for financing activities	73	57
Distributions of qualifying additional paid-in capital	—	(327)
Distributions to holders of noncontrolling interest	(16)	(14)
Other, net	5	(2)
Net cash used in financing activities	(213)	(355)

Net increase (decrease) in cash and cash equivalents	(186)	1,134
Cash and cash equivalents at beginning of period	2,339	2,635
Cash and cash equivalents at end of period	$2,153	$3,769

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At June 30, 2016, we owned or had partial ownership interests in and operated 60 mobile offshore drilling units, including 29 ultra‑deepwater floaters, seven harsh environment floaters, four deepwater floaters, 10 midwater floaters and 10 high‑specification jackups.  At June 30, 2016, we also had five ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.  See Note 8—Drilling Fleet.

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

See Note 15—Subsequent Events.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included in our annual report on Form 10‑K filed on February 25, 2016.

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

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three and six months ended June 30, 2016, we capitalized interest costs of $40 million and $89 million, respectively, for construction work in progress.  In the three and six months ended June 30, 2015, we capitalized interest costs of $29 million and $55 million, respectively, for construction work in progress.

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

	June 30,	December 31,
	2016	2015
Assets	$1,089	$1,157
Liabilities	42	49
Net carrying amount	$1,047	$1,108

See Note 13—Noncontrolling interest and Note 15—Subsequent Events.

Note 5—Impairments

Assets held for sale—In the three months ended June 30, 2016, we recognized an aggregate loss of $20 million ($18 million, or $0.04 per diluted share, net of tax) associated with the impairment of the deepwater floater Sedco 702, along with related and other equipment.  In the six months ended June 30, 2016, we recognized an aggregate loss of $23 million ($20 million, or 0.05 per diluted share, net of tax), associated with the impairment of the deepwater floater Sedco 702 and the midwater floater Transocean John Shaw, along with related and other equipment, which were classified as assets held for sale at the time of impairment.

In the three months ended June 30, 2015, we recognized an aggregate loss of $222 million ($144 million, or $0.39 per diluted share, net of tax), associated with the impairment of the ultra‑deepwater floater GSF Explorer, the deepwater floater GSF Celtic Sea and the midwater floater Transocean Amirante along with related equipment, which were classified as held for sale at the time of impairment.  In the six months ended June 30, 2015, we recognized an aggregate loss of $651 million ($537 million, or $1.48 per diluted share, net of tax), associated with the impairment of the ultra‑deepwater floaters Deepwater Expedition and GSF Explorer, the deepwater floaters GSF Celtic Sea,  Sedco 707 and Transocean Rather and the midwater floaters GSF Aleutian Key,  GSF Arctic III,  Transocean Amirante and Transocean Legend, along with related equipment, which were classified as assets held for sale at the time of impairment.

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

Assets held and used—During the three months ended March 31, 2015, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  During the three months ended June 30, 2015, we identified additional indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included a reduction in the number of new contract opportunities, customer suspensions of drilling programs, early contract terminations and cancellations and low dayrate fixtures.  Our deepwater and midwater asset groups, in particular, experienced significant declines in projected dayrates and utilization caused by increased competition and marginalization of some of the less capable drilling units.  As a result of our testing, we determined that the carrying amounts of the deepwater floater and midwater floater asset groups were impaired.  In the three months ended March 31, 2015, we recognized a loss of $507 million ($481 million, or $1.34 per diluted share, net of tax) associated with the impairment of our deepwater floater asset group, including a loss of $41 million associated with construction in progress for the asset group.  In the three and six months ended June 30, 2015, we recognized a loss of $668 million ($653 million, or $1.79 per diluted share, net of tax) associated with the impairment of our midwater floater asset group, including a loss of $11 million associated with construction in progress for the asset group.

We estimated the fair value of the asset groups by applying a combination of income and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  Our estimates of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.

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

In the six months ended June 30, 2016 and 2015, our estimated effective tax rate, excluding discrete items, was 21.5 percent and 21.6 percent, respectively, based on estimated annual income from continuing operations before income taxes.  In the six months ended June 30, 2016, such discrete items were primarily related to the tax expense or benefits of changes in unrecognized tax benefits associated with tax positions taken in prior years and valuation allowances for losses not expected to be realized.  In the six months ended June 30, 2015, such discrete items were primarily related to the tax effect of insurance recoveries that resulted from the resolution of certain matters associated with the Macondo well incident and losses on impairment of certain assets.

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

U.S. tax investigations—In January 2014, we received a draft assessment from the U.S. tax authorities related to our 2010 and 2011 U.S. federal income tax returns.  The significant issue raised in the assessment was related to transfer pricing for certain charters of drilling rigs between our subsidiaries.  In April 2016, we entered into a final settlement with the U.S. tax authorities for $31 million, excluding interest and penalties, related to our 2010 and 2011 U.S. federal income tax returns.  The terms of this settlement are not

-  8  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

necessarily indicative of positions that the U.S. tax authorities may take on transfer pricing or other matters with respect to our tax returns for the years following 2011.  Such positions, if sustained, could substantially increase our effective tax rate on worldwide earnings and have a material adverse effect on our condensed consolidated results of operations or cash flows.

Norway tax investigations and trial—Norwegian civil tax authorities are investigating certain transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  At June 30, 2016, the remaining outstanding civil tax assessment was for NOK 412 million, equivalent to approximately $49 million, plus interest, related to a 2001 dividend payment.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment but waived all penalties and interest.  On September 12, 2014, we and the tax authorities each appealed the ruling.  On June 27, 2016, the tax authorities withdrew their appeal of penalties and dropped all penalty claims.  We intend to take all other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.

We had previously also received a tax assessment for NOK 43 million, equivalent to approximately $5 million, plus interest, related to certain foreign exchange deductions and dividend withholding tax.  On June 3, 2016, the Norwegian Supreme Court ruled that we were required to pay NOK 15 million, equivalent to approximately $2 million, excluding interest, with regard to the tax assessments for foreign exchange deductions and dividend withholding tax, and dismissed any interest and penalties.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 793 million, equivalent to approximately $247 million, including penalties and interest, measured as of June 30, 2016.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  On May 19, 2014, with respect to our Brazilian income tax returns for the years 2009 and 2010, the Brazilian tax authorities issued an aggregate tax assessment of BRL 134 million, equivalent to approximately $42 million, including penalties and interest, measured as of June 30, 2016.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 7—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$76	$76	$341	$341	$326	$326	$(140)	$(140)
Undistributed earnings allocable to participating securities	(1)	(1)	(3)	(3)	(3)	(4)	—	—
Income (loss) from continuing operations available to shareholders	$75	$75	$338	$338	$323	$322	$(140)	$(140)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	365	365	363	363	365	365	363	363
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	365	365	363	363	365	365	363	363

Per share earnings (loss) from continuing operations	$0.21	$0.21	$0.93	$0.93	$0.88	$0.88	$(0.39)	$(0.39)

In the three and six months ended June 30, 2016, we excluded from the calculation 4.5 million and 4.0 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three and six months ended June 30, 2015, we excluded from the calculation 3.3 million and 5.3 million share‑based awards, respectively, since the effect would have been anti‑dilutive.

-  9  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 8—Drilling Fleet

Construction work in progress—For the six months ended June 30, 2016 and 2015, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Six months ended
	June 30,
	2016	2015
Construction work in progress, at beginning of period	$3,736	$2,451

Capital expenditures
Newbuild construction program	740	183
Other equipment and construction projects	86	213
Total capital expenditures	826	396
Changes in accrued capital additions	(90)	(43)
Impairment of construction work in progress	—	(52)

Property and equipment placed into service
Newbuild construction program	(1,672)	—
Other property and equipment	(165)	(229)
Construction work in progress, at end of period	$2,635	$2,523

Dispositions—During the six months ended June 30, 2016, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the deepwater floater Deepwater Navigator and the midwater floaters Falcon 100, GSF Grand Banks, GSF Rig 135, Sedneth 701 and Transocean John Shaw, along with related equipment.  In the three and six months ended June 30, 2016, we received aggregate net cash proceeds of $8 million and $11 million, respectively, and recognized an aggregate net gain of $4 million and $5 million, respectively, associated with the disposal of these assets.  In the three and six months ended June 30, 2016, we received cash proceeds of $3 million and $4 million, respectively, and recognized an aggregate net loss of $6 million associated with the disposal of assets unrelated to rig sales.

During the six months ended June 30, 2015, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the ultra‑deepwater floaters Deepwater Expedition and GSF Explorer, the deepwater floaters Discoverer Seven Seas, Sedco 707, Sedco 710 and Sovereign Explorer and the midwater floaters C. Kirk Rhein, Jr., GSF Arctic I, GSF Arctic III, Sedco 601, Sedco 700 and Transocean Legend, along with related equipment.  In the three and six months ended June 30, 2015, we received aggregate net cash proceeds of $19 million and $24 million, respectively, and recognized an aggregate net gain of $4 million and $6 million, respectively, associated with the disposal of these assets.  In the three and six months ended June 30, 2015, we received cash proceeds of $4 million and $6 million, respectively, and recognized an aggregate net loss of $2 million and $11 million, respectively, associated with the disposal of assets unrelated to rig sales.

During the six months ended June 30, 2016, we committed to a plan to sell the deepwater floater Sedco 702, along with related equipment.  At June 30, 2016, the aggregate carrying amount of our assets held for sale was $2 million, including the deepwater floater Sedco 702, along with related equipment.  At December 31, 2015, the aggregate carrying amount of our assets held for sale was $8 million, including the deepwater floater Deepwater Navigator and the midwater floaters Falcon 100, GSF Grand Banks, GSF Rig 135 and Sedneth 701, along with related equipment, and certain corporate assets.

See Note 5—Impairments.

-  10  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 9—Debt

Overview—Debt, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments, was comprised of the following (in millions):

	June 30,	December 31,
	2016	2015
5.05% Senior Notes due December 2016 (a)	$938	$973
2.5% Senior Notes due October 2017 (a)	530	568
Eksportfinans Loans due January 2018	177	216
6.00% Senior Notes due March 2018 (a)	775	789
7.375% Senior Notes due April 2018 (a)	211	236
6.50% Senior Notes due November 2020 (a)	897	911
6.375% Senior Notes due December 2021 (a)	1,100	1,143
3.8% Senior Notes due October 2022 (a)	689	726
7.45% Notes due April 2027 (a)	85	94
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	308	309
Capital lease contract due August 2029	579	591
7.5% Notes due April 2031 (a)	584	589
6.80% Senior Notes due March 2038 (a)	991	991
7.35% Senior Notes due December 2041 (a)	297	297
Total debt	8,218	8,490
Less debt due within one year
5.05% Senior Notes due December 2016 (a)	938	973
Eksportfinans Loans due January 2018	101	97
Capital lease contract due August 2029	24	23
Total debt due within one year	1,063	1,093
Total long-term debt	$7,155	$7,397

(a)

Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures.  Transocean Ltd. has provided a full and unconditional guarantee of the notes and debentures and borrowings under the Five‑Year Revolving Credit Facility.  Transocean Ltd. has no independent assets or operations, and following the completion of certain restructuring transactions executed during the three months ended June 30, 2016, its only other subsidiary not owned indirectly through Transocean Inc. was minor.  Transocean Inc. has no independent assets and operations, other than those related to its investments in non‑guarantor operating companies and balances primarily pertaining to its cash and cash equivalents and debt.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.

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

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  Effective May 17, 2016, as a result of a further reduction of our Debt Rating, the Five‑Year Revolving Credit Facility Margin increased to 2.0 percent from 1.75 percent and the facility fee increased to 0.35 percent from 0.275 percent.  At June 30, 2016, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At June 30, 2016, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to our Debt Rating.  Effective April 15, 2016, as a result of a reduction of our Debt Rating, the interest rates on the 2.5% Senior Notes due October 2017 (the “2.5% Senior Notes”) and the 3.8% Senior Notes due October 2022 (the “3.8% Senior Notes”) increased to 3.75 percent and 5.05 percent, respectively.  Effective June 15, 2016, as a result of a further reduction of our Debt Rating, the interest rates on the 5.05% Senior Notes due December 2016 (the “5.05% Senior Notes”), the 6.375% Senior Notes due December 2021 (the “6.375% Senior

-  11  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Notes”) and the 7.35% Senior Notes due December 2041 (the “7.35% Senior Notes”) increased to 6.80 percent, 8.125 percent and 9.10 percent, respectively.  Effective October 15, 2016, as a result of a further reduction of our Debt Rating, the interest rates on the 2.5% Senior Notes and the 3.8% Senior Notes will increase to 4.25 percent and 5.55 percent, respectively.

Debt repurchases—During the three and six months ended June 30, 2016, we repurchased in the open market an aggregate principal amount of $228 million of our debt securities for an aggregate cash payment of $189 million.  As a result of the repurchases, we retired the respective aggregate principal amounts of the following notes: $36 million of the 5.05% Senior Notes, $38 million of the 2.5% Senior Notes, $20 million of the 6.0% Senior Notes due March 2018, $26 million of the 7.375% Senior Notes due April 2018, $13 million of the 6.50% Senior Notes due November 2020 (the “6.50% Senior Notes”), $44 million of the 6.375% Senior Notes, $38 million of the 3.8% Senior Notes, $8 million of the 7.45% Senior Notes due April 2027 and $5 million of the 7.5% Senior Notes due April 2031.  In the three and six months ended June 30, 2016, we recognized an aggregate gain of $38 million associated with the retirement of such notes.

See Note 15—Subsequent Events.

Note 10—Postemployment Benefit Plans

As of June 30, 2016, we maintained certain funded and unfunded defined benefit plans in the U.S., under which benefits had ceased accruing (collectively, the “U.S. Plans”).  As of June 30, 2016, we also maintained defined benefit plans in the United Kingdom (the “U.K.”), under which benefits had ceased accruing, and in Norway, Nigeria and Indonesia (collectively, the “Non‑U.S. Plans”).  We also maintained certain unfunded other postretirement employee benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase‑out period ending December 31, 2025.

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended June 30, 2016				Three months ended June 30, 2015
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$1	$4	$—	$5	$2	$6	$—	$8
Interest cost	17	4	1	22	16	5	—	21
Expected return on plan assets	(20)	(6)	—	(26)	(21)	(8)	—	(29)
Settlements and curtailments	1	(1)	(2)	(2)	—	—	—	—
Actuarial losses, net	1	1	—	2	2	3	—	5
Prior service cost, net	—	—	(2)	(2)	—	—	—	—
Net transition obligation	—	—	—	—	—	1	—	1
Net periodic benefit costs	$—	$2	$(3)	$(1)	$(1)	$7	$—	$6

Funding contributions	$2	$2	$—	$4	$1	$2	$2	$5

	Six months ended June 30, 2016				Six months ended June 30, 2015
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$2	$8	$—	$10	$3	$13	$—	$16
Interest cost	34	8	1	43	32	10	1	43
Expected return on plan assets	(40)	(12)	—	(52)	(43)	(14)	—	(57)
Settlements and curtailments	1	(1)	(2)	(2)	—	—	—	—
Actuarial losses, net	2	2	—	4	5	5	—	10
Prior service cost, net	—	—	(2)	(2)	—	—	—	—
Net transition obligation	—	—	—	—	—	1	—	1
Net periodic benefit costs	$(1)	$5	$(3)	$1	$(3)	$15	$1	$13

Funding contributions	$2	$40	$1	$43	$1	$11	$4	$16

-  12  -

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

In the three and six months ended June 30, 2015, in connection with settlements, as further described below, we recognized income of $788 million ($735 million, or $2.02 per diluted share, net of tax), recorded as a net reduction to operating and maintenance costs and expenses, including $538 million associated with recoveries from insurance for our previously incurred losses, $125 million associated with partial reimbursement from BP for our previously incurred legal costs, and $125 million associated with a net reduction to certain related contingent liabilities, primarily associated with contingencies that were either settled or otherwise resolved as a result of settlements with BP and the PSC.

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2016 and December 31, 2015, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $250 million, recorded in other current liabilities.  We believe the remaining most notable claims against us arising from the Macondo well incident are the potential settlement class opt‑outs from the PSC Settlement Agreement, as described below.  The liability for estimated loss contingencies at June 30, 2016, included, among others, the amount we have agreed to pay as a result of our settlement with the PSC (see “—PSC Settlement Agreement” below), which is subject to approval by the MDL Court.  The remaining litigation could result in certain loss contingencies that we believe are reasonably possible.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

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

We also agreed to make an aggregate cash payment of $400 million, including a criminal fine of $100 million and cash contributions of $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences, payable in scheduled installments.  In each of the six months ended June 30, 2016 and 2015, we made an aggregate cash payment of $60 million in satisfaction of amounts due under the Plea Agreement.  At June 30, 2016 and December 31, 2015, the carrying amount of our liability for settlement obligations under the Plea Agreement was $60 million and $120 million, respectively.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

EPA Agreement—On February 25, 2013, we and the U.S. Environmental Protection Agency (the “EPA”) entered into an agreement (the “EPA Agreement”), which has a five‑year term.  Subject to our compliance with the terms of the EPA Agreement, the EPA agreed that it will not suspend, debar or statutorily disqualify us and will lift any existing suspension, debarment or statutory disqualification.  In the EPA Agreement, we agreed to comply with our obligations under the Plea Agreement and the Consent Decree and continue the implementation of certain programs and systems designed to enhance our environmental management systems and improve our environmental performance.  We also agreed to other specified actions, including the (i) scheduled revision of our environmental management system and maintenance of certain compliance and ethics programs; (ii) compliance with certain employment and contracting procedures; (iii) engagement of an independent compliance auditor to, among other things, assess and report to the EPA on our compliance with the terms of the Plea Agreement, the Consent Decree and the EPA Agreement and (iv) provision of reports and notices with respect to various matters, including those related to compliance, misconduct, legal proceedings, audit reports, the EPA Agreement, the Consent Decree and the Plea Agreement.  The EPA Agreement prohibits us from entering into, extending or engaging in certain business relationships with individuals or entities that are debarred, suspended, proposed for debarment or similarly restricted.

BP Settlement Agreement—On May 20, 2015, we entered into a settlement agreement with BP (the “BP Settlement Agreement”).  Under the BP Settlement Agreement, BP agreed to indemnify us for compensatory damages, including all NRD and all cleanup and removal costs for oil or pollutants originating from the Macondo well.  BP also agreed to cease efforts to recover as an unlimited additional insured under our insurance policies and to be bound to the insurance reimbursement rulings related to the Macondo well incident.  We agreed to indemnify BP for personal and bodily injury claims of our employees and for any future costs for the cleanup or removal of pollutants stored on the Deepwater Horizon vessel.  Additionally, we mutually agreed to release and withdraw all claims we have against each other arising from the Macondo well litigation and to refrain from making statements regarding gross negligence in the Macondo well incident.  In July 2015, pursuant to the BP Settlement Agreements, we received $125 million from BP as partial reimbursement of the legal costs we incurred in connection with the Macondo well incident.  We believe the BP Settlement Agreement resolved all Macondo well-related litigation between BP and us, and the indemnity BP committed to provide will generally address claims by third parties, including claims for economic and property damages, economic loss and NRD.  However, the indemnity obligations do not extend to fines, penalties, or punitive damages.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed a settlement agreement (the “PSC Settlement Agreement”) with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law (the “Punitive Damages Class”); and (2) private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us (the “Assigned Claims Class”).  A court‑appointed neutral representative established the allocation of the settlement payment to be 72.8 percent paid to the Punitive Damages Class and 27.2 percent paid to the Assigned Claims Class.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Members of the Punitive Damages Class may opt out of the PSC Settlement Agreement and pursue punitive damages claims against us, but we may terminate the PSC Settlement Agreement if the number of opt outs exceeds a specified threshold amount.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account pending approval of the settlement by the MDL Court.  At June 30, 2016 and December 31, 2015, the balance of the escrow account was $237 million and $212 million, respectively, recorded in other current assets.

Multidistrict litigation proceeding—Most Macondo well-related claims against us have been resolved under various settlements, described above.  There are, however, still pending claims by potential opt‑outs from the settlement with the PSC and a number of other parties.  In September 2014, the MDL Court ruled on the liability phase trial, and additional litigation and appeals continue.

The Phase One trial in 2013 addressed fault for the Macondo blowout and resulting oil spill.  The MDL Court’s September 2014 Phase One ruling concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that we were negligent and 30 percent at fault; and that Halliburton Company (“Halliburton”) was negligent and three percent at fault.  The finding that we were negligent, but not grossly negligent, meant that, subject to a successful appeal, we would not be held liable for punitive damages and that BP was required to honor its contractual agreements to indemnify us for compensatory damages and release its claims against us.  Our settlements with BP and the PSC finally resolve the indemnity and release issues (see “—BP Settlement Agreement” and “—PSC Settlement Agreement”) and, upon court approval of such settlements, largely eliminate our risk should these determinations be reversed through the appeal process.  The MDL Court also concluded that we were an “operator” of the Macondo well for purposes of 33 U.S.C. § 2704(c)(3), a provision of OPA that permits government entities to recover removal costs, such as costs associated with the containment and removal of oil, from owners and operators of a facility or vessel that caused a discharge.  The MDL Court, however, found that “Transocean’s liability to government entities for removal costs is ultimately shifted to BP by virtue of contractual indemnity,” and BP has agreed to indemnify removal costs for oil or containment originating in the Macondo well through the BP Settlement Agreement (see “—BP Settlement Agreement”).

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

Pending claims—As of June 30, 2016, numerous complaints remain pending against us, along with other unaffiliated defendants in the MDL Court.  We believe our settlement with the PSC, if approved by the MDL Court, will resolve many of these pending actions.  As for any actions not resolved by these settlements, including any claims by individuals who opt‑out of the PSC Settlement Agreement and federal securities actions, we are vigorously defending those claims and pursuing any and all defenses available.  See”—PSC Settlement Agreement” and “—Federal securities claims.”

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

State and other government claims—The majority of the state, local and non‑U.S. government claims initially filed against us have either been settled or dismissed.  Claims filed by the Mexican federal government under the OPA and maritime law are pending review in the MDL Court.

Wreck removal—Under the BP Settlement Agreement, we have agreed to indemnify BP for any costs associated with wreck removal for the Deepwater Horizon vessel, if requested.  We believe, however, that the likelihood of being requested to remove the wreckage from the sea floor is remote.

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

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At June 30, 2016, 15 plaintiffs have claims pending in Mississippi and eight plaintiffs have claims pending in Louisiana in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We have historically maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than the insurance policies involved in its litigation, with its insurers and, either directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2016, the subsidiary was a defendant in approximately 259 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately

-  15  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

281 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos‑related lawsuits was filed against the subsidiary in 1990.  Through June 30, 2016, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 464 million, equivalent to approximately $144 million, including interest and penalties, measured as of June 30, 2016, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 600 million, equivalent to approximately $187 million, including interest and penalties, measured as of June 30, 2016, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 40 million, equivalent to approximately $12 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities was filed in November 2014 and accepted for review in April 2015.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  Under a consent decree entered by the court, we and other PRPs agreed with the EPA and the DOJ to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA.  The parties to the settlement entered into a participation agreement, under which we agreed to pay for approximately eight percent of the remediation and related costs.  The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material.  There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

One of our subsidiaries has been ordered by the California Regional Water Quality Control Board (“CRWQCB”) to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California, which is now a part of the San Gabriel Valley, Area 3, Superfund site.  We were also advised that one or more of our subsidiaries that formerly owned and operated the site would likely be named by the EPA as PRPs.  The current property owner, an unrelated party, performed the required testing and detected no contaminants.  In discussions with CRWQCB staff, we were advised of their intent to issue us a “no further action” letter, but it has not yet been received.  Based on the test results, we would contest any potential liability.  We have no knowledge at this time of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party.  The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

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

Letters of credit and surety bonds

At June 30, 2016 and December 31, 2015, we had outstanding letters of credit totaling $90 million and $153 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations.  As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At June 30, 2016 and December 31, 2015, we had outstanding surety bonds totaling $31 million and $30 million, respectively.

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

Distributions of qualifying additional paid‑in capital—In May 2015, at our annual general meeting, our shareholders approved the distribution of qualifying additional paid‑in capital in the form of a U.S. dollar denominated dividend of $0.60 per outstanding share, payable in four quarterly installments of $0.15 per outstanding share, subject to certain limitations.  In May 2015, we recognized a liability of $218 million for the distribution payable, recorded in other current liabilities, with a corresponding entry to additional paid‑in capital.  On June 17 and September 23, 2015, we paid the first two installments in the aggregate amount of $109 million to shareholders of record as of May 29 and August 25, 2015.  On October 29, 2015, shareholders at the extraordinary general meeting approved the cancellation of the third and fourth installments of the distribution.  As a result, we reduced our distribution payable, recorded in other current liabilities, by $109 million with a corresponding increase to additional paid‑in capital.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Shares held in treasury—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.6 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2015, we held 2.9 million shares in treasury, recorded at cost.  On October 29, 2015, shareholders at our extraordinary general meeting approved the cancellation of all shares that have been repurchased to date under our share repurchase program.   Following a formal notification to creditors and establishment of a public deed of compliance, the cancellation of our shares held in treasury became effective as of January 7, 2016 upon registration in the commercial register.

Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At June 30, 2016 and December 31, 2015, our subsidiary held 5.6 million shares and 6.9 million shares, respectively.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, which resulted from components of net periodic benefit costs for our defined benefit plans, were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance, beginning of period	$(339)	$(414)	$(334)	$(404)
Other comprehensive income (loss) before reclassifications	(4)	—	(10)	(11)
Reclassifications to net income	—	4	1	5
Other comprehensive income (loss), net	(4)	4	(9)	(6)
Balance, end of period	$(343)	$(410)	$(343)	$(410)

Note 13—Noncontrolling Interest

Transocean Partners—At June 30, 2016 and December 31, 2015, we held 21.3 million common units and 27.6 million subordinated units of Transocean Partners LLC, a Marshall Islands limited liability company (“Transocean Partners”), and all of the incentive distribution rights.  The remaining publicly held common units represent the noncontrolling interest in Transocean Partners.

On November 4, 2015, Transocean Partners announced that its board of directors approved a unit repurchase program, authorizing it to repurchase for cancellation up to $40 million of its publicly held common units.  Subject to market conditions, Transocean Partners may repurchase units from time to time in the open market or in privately negotiated transactions.  It may suspend or discontinue the program at any time.  In the six months ended June 30, 2016, Transocean Partners repurchased 386,876 of its publicly held common units for an aggregate purchase price of $3 million.  At June 30, 2016 and December 31, 2015, Transocean Partners had outstanding 19.7 million and 20.0 million publicly held common units, respectively.  At June 30, 2016 and December 31, 2015, the common and subordinated units held by us collectively represented a 71.3 percent and 70.9 percent, respectively, limited liability company interest in Transocean Partners.

In the six months ended June 30, 2016 and 2015, Transocean Partners declared and paid an aggregate distribution of $50 million to its unitholders, of which $14 million was paid to holders of noncontrolling interest.

See Note 15—Subsequent Events.

TDSOI—In June 2016, we served notice of our intent to exercise our option to call the 30 percent ownership interest in TDSOI held by our local partner.  In June 2016, in connection with our notice, we recorded a liability of $2 million for the cash redemption amount, recorded in other current liabilities, that we will pay to our local partner upon completion of the transaction, with a corresponding entry to noncontrolling interest.  Additionally, we recorded a capital allocation resulting in an increase of $12 million to noncontrolling interest with a corresponding decrease to additional paid‑in capital.  See Note 15—Subsequent Events.

-  18  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 14—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,153	$2,153	$2,339	$2,339
Restricted cash balances and investments	458	463	467	474
Long-term debt, including current maturities	8,218	7,085	8,490	6,291

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At June 30, 2016 and December 31, 2015, the aggregate carrying amount of our cash equivalents was $1.5 billion and $1.7 billion, respectively.

Restricted cash balances and investments—The carrying amount of the restricted cash balances that are subject to restrictions due to legislation, regulation or court order approximates fair value due to the short term nature of the instruments in which the restricted cash balances are held.  At June 30, 2016 and December 31, 2015, the aggregate carrying amount of such restricted cash balances was $281 million and $251 million, respectively.

The carrying amount of the restricted cash investments associated with the Eksportfinans Loans due January 2018 (the “Eksportfinans Restricted Cash Investments”) represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At June 30, 2016 and December 31, 2015, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $177 million and $216 million, respectively.  At June 30, 2016 and December 31, 2015, the estimated fair value of the Eksportfinans Restricted Cash Investments was $182 million and $223 million, respectively.

Debt—We measured the estimated fair value of our debt, all of which was fixed‑rate debt, using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

-  19  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 15—Subsequent Events

Transocean Partners—On July 31, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transocean Partners and two of our wholly owned subsidiaries.  Upon the closing of the merger as contemplated by the Merger Agreement, Transocean Partners will merge with one of our subsidiaries, with Transocean Partners continuing as the surviving company as a wholly owned indirect subsidiary of Transocean Ltd.  Each of the Transocean Partners common units that is issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, will be converted into the right to receive 1.1427 of our shares.  We expect that we will issue approximately 22.7 million shares in the merger.  The Transocean shares to be issued in the merger will be issued out of Transocean’s conditional capital.  No Transocean shareholder vote will be required to complete the merger.

The merger has been approved by a special committee of our board of directors, by the Transocean Partners board of directors and the Transocean Partners conflicts committee, and by the boards of directors of our subsidiary companies that are parties to the Merger Agreement.  Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by the unitholders of Transocean Partners and other customary closing conditions.  We estimate that the closing of the merger will take place in the fourth quarter of 2016.

Debt issuance—On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of senior unsecured notes due July 15, 2023 (the “9.00% Senior Notes”), and we received aggregate cash proceeds of $1.21 billion, net of initial purchasers’ fees and estimated offering costs payable by us.  We will pay interest on the 9.00% Senior Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2017.  The 9.00% Senior Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc.  The indenture that governs the 9.00% Senior Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease‑back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  We intend to use the net proceeds from the debt offering to complete a tender offer (see “Debt tender offer”) and for general corporate purposes.

Debt tender offer—On August 1, 2016, we completed a tender offer (the “Tender Offer”) to purchase for cash up to $1.0 billion aggregate principal amount of our 6.50% Senior Notes, 6.375% Senior Notes and 3.80% Senior Notes (collectively, the “Tendered Notes”), subject to the terms and conditions specified in the related offer to purchase.  In connection with the Tender Offer, we received valid tenders from holders of an aggregate principal amount of the Tendered Notes as follows: $348 million of the 6.5% Senior Notes, $476 million of the 6.375% Senior Notes and $157 million of the 3.80% Senior Notes.  We have made or expect to make an aggregate cash payment of $876 million to settle the Tendered Notes.  In the three months ending September 30, 2016, as a result of the retirement of the Tendered Notes, we expect to recognize a gain of approximately $104 million associated with the retirement of debt

TDSOI—In June 2016, we exercised our option to call the 30 percent ownership interest in TDSOI held by our local partner.  In July 2016, we completed the repurchase of the noncontrolling interest for a cash payment of $2 million, and as a result, TDSOI became our wholly owned subsidiary.

-  20  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward‑Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward‑looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended.  Forward‑looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

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

▪	liquidity and adequacy of cash flows for our obligations;
▪	debt levels, including impacts of a financial and economic downturn, and interest rates;
▪	benefits, effects or results of the merger with Transocean Partners LLC, a Marshall Islands limited liability company (“Transocean Partners”);
▪	timing and timeline of the completion of the merger with Transocean Partners;
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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward‑looking statements in this annual report are identifiable by use of the following words and other similar expressions:

▪	“anticipates”	▪	“could”	▪	“forecasts”	▪	“might”	▪	“projects”
▪	“believes”	▪	“estimates”	▪	“intends”	▪	“plans”	▪	“scheduled”
▪	“budgets”	▪	“expects”	▪	“may”	▪	“predicts”	▪	“should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10‑K for the year ended December 31, 2015;
▪	the outcome of any legal proceedings relating to the merger agreement with Transocean Partners;
▪	the failure to obtain Transocean Partners unitholder approval and to satisfy the other conditions to the consummation of the merger;
▪	the failure to realize the anticipated benefits of the merger with Transocean Partners, including any cost savings;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to obtain drilling contracts for our rigs that do not have contracts;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the impact of regulatory changes;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	losses on impairment of long‑lived assets;
▪	shipyard, construction and other delays;
▪	the results of meetings of our shareholders;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
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

-  21  -

or undertaking to release publicly any updates or revisions to any forward‑looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward‑looking statement is based, except as required by law.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 26, 2016, we owned or had partial ownership interests in and operated 60 mobile offshore drilling units, including 29 ultra‑deepwater floaters, seven harsh environment floaters, four deepwater floaters, 10 midwater floaters, and 10 high‑specification jackups.  At July 26, 2016, we also had five ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.

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

Significant Events

Transocean Partners—On July 31, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transocean Partners and two of our wholly owned subsidiaries.  Upon the closing of the merger as contemplated by the Merger Agreement, Transocean Partners will merge with one of our subsidiaries, with Transocean Partners continuing as the surviving company as a wholly owned indirect subsidiary of Transocean Ltd.  Each of the Transocean Partners common units that is issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, will be converted into the right to receive 1.1427 of our shares.  We expect that we will issue approximately 22.7 million shares in the merger.  The Transocean shares to be issued in the merger will be issued out of Transocean’s conditional capital.  No Transocean shareholder vote will be required to complete the merger.

The merger has been approved by a special committee of our board of directors, by the Transocean Partners board of directors and the Transocean Partners conflicts committee, and by the boards of directors of our subsidiary companies that are parties to the Merger Agreement.  Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by the unitholders of Transocean Partners and other customary closing conditions.  We estimate that the closing of the merger will take place in the fourth quarter of 2016.

Debt issuance—On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of 9.00% Senior Notes due July 15, 2023 (the “9.00% Senior Notes”), and we received aggregate cash proceeds of $1.21 billion, net of initial purchasers’ fees and estimated offering costs payable by us.  See—Notes to Condensed Consolidated Financial Statements—Note 15—Subsequent Events and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt tender offer—On August 1, 2016, we completed a tender offer (the “Tender Offer”) to purchase for cash up to $1.0 billion aggregate principal amount of our 6.50% Senior Notes due November 2020, 6.375% Senior Notes due December 2021 and 3.80% Senior Notes due October 2022 (collectively, the “Tendered Notes”).  As of the expiration of the Tender Offer, we received valid tenders from holders of an aggregate principal amount of $981 million of the Tendered Notes, and we have made or expect to make an aggregate cash payment of $876 million to settle the Tendered Notes.  In the three months ending September 30, 2016, as a result of the retirement of the Tendered Notes, we expect to recognize a gain of approximately $104 million associated with the retirement of debt.  See—Notes to Condensed Consolidated Financial Statements—Note 15—Subsequent Events and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt repurchases—In the six months ended June 30, 2016, we completed the settlements of transactions to repurchase in the open market an aggregate principal amount of $228 million of our debt securities for an aggregate cash payment of $189 million.  As a result, we recognized an aggregate gain of $38 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—During the six months ended June 30, 2016, we completed construction of and placed into service the ultra‑deepwater floaters Deepwater Proteus and Deepwater Thalassa.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

-  22  -

Drilling contract terminations and cancellations—As a result of recent market conditions, we have observed an unprecedented level of early drilling contract terminations and cancellations in the contract drilling industry.  In the six months ended June 30, 2016, we recognized revenues of $218 million associated with early terminations and cancellations of drilling contracts for six of our rigs.  See “—Outlook,” “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of cash.”

Dispositions—During the six months ended June 30, 2016, we completed the sale of a deepwater floater and five midwater floaters,  along with related equipment.  In connection with the sale of these assets, we received aggregate net cash proceeds of $11 million, and we recognized an aggregate net gain of $5 million.  See “—Liquidity and Capital Resources—Drilling fleet.”

Impairments of long‑lived assets—During the six months ended June 30, 2016, we committed to a plan to sell for scrap value a deepwater floater and a midwater floater, along with related equipment.  As a result, we recognized an aggregate loss of $23 million ($20 million, net of tax) associated with the impairment of these assets.  See “—Liquidity and Capital Resources—Drilling fleet.”

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

Markets for our shares—Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG” and were previously listed on the SIX Swiss Exchange (“SIX”) under the symbol “RIGN.”  Effective March 31, 2016, our shares were delisted from the SIX.

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

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, particularly for high‑specification assets; however, the near to medium term remains very challenging.  Low commodity pricing due to the current surplus of oil continues to hamper energy spending.  Our customers remain focused on maintaining their capital allocation policies, reducing their costs and limiting their spend on exploration and development opportunities in 2016.  The risks of project delays, contract renegotiations and contract terminations will continue.  During the year ended December 31, 2015, our customers early terminated or cancelled contracts for Discoverer Americas,  Polar Pioneer,  Sedco 714, Sedco Energy and Transocean Spitsbergen.  Then, in the six months ended June 30, 2016, we received notices of early termination or cancellation of drilling contracts for Deepwater Champion,  Deepwater Millennium, Discoverer Deep Seas,  GSF Constellation II, GSF Development Driller I and Transocean John Shaw.

As expected, few new contracts have been awarded year to date, and this trend is likely to continue through the remainder of 2016, resulting in falling rig utilization rates and exacerbating the negative pressure on rig pricing.  Over time, we believe the oversupply of oil will decrease as the current supply and demand imbalance narrows.  As spare oil capacity diminishes, we expect upward pressure on commodity pricing with subsequent increased demand for drilling rigs.  As of July 21, 2016, our contract backlog was $13.7 billion compared to $14.6 billion as of April 21, 2016.

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

As of July 21, 2016, uncommitted fleet rates for the remainder of 2016 and each of the subsequent four years in the period ending December 31, 2020 were as follows:

	2016	2017	2018	2019	2020
Uncommitted fleet rate
Ultra-deepwater floaters	59%	65%	73%	79%	85%
Harsh environment floaters	64%	70%	86%	93%	100%
Deepwater floaters	50%	50%	62%	100%	100%
Midwater floaters	89%	100%	100%	100%	100%
High-specification jackups	54%	77%	93%	100%	100%

-  23  -

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

	July 21,	April 21,	February 11,
	2016	2016	2016
Contract backlog	(In millions)
Ultra-deepwater floaters	$12,165	$12,797	$13,539
Harsh environment floaters	753	830	920
Deepwater floaters	332	274	320
Midwater floaters	156	275	261
High-specification jackups	314	379	467
Total contract backlog	$13,720	$14,555	$15,507

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Average daily revenue
Ultra-deepwater floaters	$503,000	$490,300	$531,400
Harsh environment floaters	$343,500	$548,600	$513,300
Deepwater floaters	$238,600	$310,000	$364,000
Midwater floaters	$304,600	$361,400	$338,800
High-specification jackups	$137,900	$150,200	$172,100
Total fleet average daily revenue	$353,700	$395,400	$399,700

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

-  24  -

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

	Three months ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Revenue efficiency
Ultra-deepwater floaters	97%	94%	97%
Harsh environment floaters	98%	99%	98%
Deepwater floaters	97%	97%	100%
Midwater floaters	99%	98%	95%
High-specification jackups	87%	87%	99%
Total fleet average revenue efficiency	97%	95%	97%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Rig utilization
Ultra-deepwater floaters	43%	50%	65%
Harsh environment floaters	46%	52%	74%
Deepwater floaters	52%	60%	71%
Midwater floaters	48%	39%	89%
High-specification jackups	59%	60%	87%
Total fleet average rig utilization	47%	51%	75%

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

-  25  -

Operating Results

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	June 30,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,585	4,437	(1,852)	(42)%
Average daily revenue	$353,700	$399,700	$(46,000)	(12)%
Revenue efficiency	97%	97%
Rig utilization	47%	75%

Contract drilling revenues	$918	$1,777	$(859)	(48)%
Other revenues	25	107	(82)	77%
	943	1,884	(941)	(50)%
Operating and maintenance expense	(500)	(197)	(303)	n/m
Depreciation expense	(225)	(249)	24	10%
General and administrative expense	(42)	(44)	2	5%
Loss on impairment	(20)	(890)	870	98%
Gain (loss) on disposal of assets, net	(2)	2	(4)	n/m
Operating income	154	506	(352)	(70)%
Other income (expense), net
Interest income	4	6	(2)	(33)%
Interest expense, net of amounts capitalized	(95)	(120)	25	21%
Gain on retirement of debt	38	—	38	n/m
Other, net	3	(5)	8	n/m
Income from continuing operations before income tax expense	104	387	(283)	(73)%
Income tax expense	(17)	(40)	23	58%
Income from continuing operations	$87	$347	$(260)	(75)%

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the following: (a) approximately $685 million of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $160 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $75 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by approximately $70 million of increased revenues associated with our newbuild ultra‑deepwater drillships that commenced operations in the six months ended June 30, 2016.

Other revenues decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to approximately $56 million of decreased revenues resulting from drilling contracts early terminated or cancelled by our customers and $26 million of decreased revenues for reimbursable items.

Costs and expenses—Excluding the effect of $788 million resulting from cost reimbursements from settlements, recoveries from insurance and net adjustments to contingent liabilities associated with the Macondo well incident, operating and maintenance costs and expenses decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 by approximately $485 million.  These decreases were primarily due to the following: (a) approximately $290 million of decreased costs and expenses resulting from cost reductions for our idle or stacked rigs, (b) approximately $95 million of decreased costs and expenses resulting from our active fleet primarily resulting from fewer shipyard, mobilization and reduced personnel expenses, (c) approximately $75 million of decreased costs and expenses resulting from rigs sold or classified as held for sale and (d) approximately $45 million of reduced onshore costs.  These decreases were partially offset by approximately $20 million of increased cost and expenses associated with our newbuild ultra‑deepwater drillships that commenced operations in the six months ended June 30, 2016.

Depreciation expense decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the following: (a) approximately $33 million of decreased depreciation resulting from the impairment of our deepwater

-  26  -

floater and midwater floater asset groups in the year ended December 31, 2015 and (b) approximately $9 million of decreased depreciation resulting from rigs sold or classified as held for sale.  These decreases were partially offset by approximately $23 million of increased depreciation resulting from our newbuild ultra‑deepwater drillships and other property and equipment that were placed into service subsequent to June 30, 2015.

Impairments—In the three months ended June 30, 2016, we recognized a loss of $20 million associated with the impairment of certain assets classified as held for sale.  In the three months ended June 30, 2015, we recognized a loss of $668 million associated with the impairment of our midwater floater asset group and an aggregate loss of $222 million associated with the impairment of certain assets classified as held for sale.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the following: (a) approximately $11 million of increased interest capitalized as a result of our newbuild construction program and (b) approximately $26 million of decreased interest expense as a result of our debt repurchases and redemptions, partially offset by (c) approximately $8 million of increased interest expense as a result of downgrades to the credit rating for our senior unsecured long‑term debt.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended June 30, 2016 and 2015, our effective tax rate, excluding discrete items, was 16.3 percent and 16.9 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  In the three months ended June 30, 2016 and 2015, the effect of the various discrete period tax items was a net tax expense of $5 million and net tax benefit of less than $1 million, respectively.  For the three months ended June 30, 2016 and 2015, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of 16.2 percent and 10.3 percent, respectively, based on income from continuing operations before income tax expense.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended June 30, 2016, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, Switzerland, the U.K. and the U.S.

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

See “—Contingencies and Uncertainties—Tax matters.”

-  27  -

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended
	June 30,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	5,385	9,452	(4,067)	(43)%
Average daily revenue	$375,400	$398,800	$(23,400)	(6)%
Revenue efficiency	96%	97%
Rig utilization	49%	77%

Contract drilling revenues	$2,029	$3,777	$(1,748)	(46)%
Other revenues	255	150	105	70%
	2,284	3,927	(1,643)	(42)%
Operating and maintenance expense	(1,165)	(1,281)	116	9%
Depreciation expense	(442)	(540)	98	18%
General and administrative expense	(85)	(90)	5	6%
Loss on impairment	(23)	(1,826)	1,803	99%
Loss on disposal of assets, net	(1)	(5)	4	80%
Operating income	568	185	383	n/m
Other income (expense), net
Interest income	10	12	(2)	(17)%
Interest expense, net of amounts capitalized	(184)	(236)	52	22%
Gain on retirement of debt	38	—	38	n/m
Other, net	2	42	(40)	(95)%
Income from continuing operations before income tax expense	434	3	431	n/m
Income tax expense	(91)	(123)	32	26%
Income (loss) from continuing operations	$343	$(120)	$463	n/m

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the following: (a) approximately $1.27 billion of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $390 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $140 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by approximately $85 million of increased revenues associated with our newbuild ultra-deepwater drillships that commenced operations in the six months ended June 30, 2016 and approximately $30 million of increased revenues from fewer shipyard and mobilization days for the active fleet.

Other revenues increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to approximately $151 million of increased revenues resulting from drilling contracts early terminated or cancelled by our customers, partially offset by approximately $46 million of decreased revenues for reimbursable items.

Costs and expenses—Excluding the effect of $788 million resulting from cost reimbursements from settlements, recoveries from insurance and net adjustments to contingent liabilities associated with the Macondo well incident in 2015, operating and maintenance costs and expenses decreased for the six  ended June 30, 2016 compared to the six months ended June 30, 2015 by approximately $900 million.  These decreases were primarily due to the following: (a) approximately $520 million of decreased costs and expenses resulting from cost reductions for our idle or stacked rigs, (b) approximately $200 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (c) approximately $180 million of decreased costs and expenses for our active fleet primarily resulting from fewer shipyard, mobilization and reduced personnel costs and (d) approximately $70 million of onshore cost reductions.  These decreases were partially offset by (a) approximately $35 million of increased costs and expenses resulting from the reactivation of one harsh environment floater and (b) approximately $30 million of increased cost and expenses associated with our newbuild ultra-deepwater drillships that commenced operations in the six months ended June 30, 2016.

Depreciation expense decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the following: (a) approximately $85 million of decreased depreciation resulting from the impairment of our deepwater floater and midwater floater asset groups in the year ended December 31, 2015 and (b) approximately $40 million of decreased

-  28  -

depreciation resulting from rigs sold or classified as held for sale.  These decreases were partially offset by approximately $31 million of increased depreciation associated with our two newbuild ultra‑deepwater drillships and other property and equipment placed into service subsequent to June 30, 2015.

Impairments—In the six months ended June 30, 2016, we recognized a loss of $23 million associated with the impairment of certain assets classified as held for sale.  In the six months ended June 30, 2015, we recognized a loss of $507 million associated with the impairment of our deepwater floater asset group, a loss of $668 million associated with the impairment of our midwater floater asset group and an aggregate loss of $651 million associated with the impairment of certain assets classified as held for sale.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the following: (a) approximately $34 million of increased interest capitalized as a result of our newbuild construction program and (b) approximately $43 million of decreased interest expense as a result of our debt repurchases and redemptions, partially offset by (c) approximately $15 million of increased interest expense as a result of downgrades to the credit rating for our senior unsecured long‑term debt.

Other income, net, decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to income of $34 million recognized in the prior‑year period associated with license fees and royalties for our dual‑activity patent with no comparable gains in the current‑year period.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the six months ended June 30, 2016 and 2015, our effective tax rate, excluding discrete items, was 21.5 percent and 21.6 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the six months ended June 30, 2016 and 2015, the effect of the various discrete period tax items was a net tax expense of $4 million and less than $1 million, respectively.  For the six months ended June 30, 2016 and 2015, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of 21.0 percent and 4,100.0 percent, respectively, based on income from continuing operations before income tax expense.

For the six months ended June 30, 2016, to calculate our estimated effective income tax rate, excluding discrete items, of 21.5 percent in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the six months ended June 30, 2016, our estimated effective income tax rate, excluding discrete items, would have been 23.0 percent if we had included all jurisdictions in our calculations.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the six months ended June 30, 2016, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, Switzerland, the U.K. and the U.S.

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

See “—Contingencies and Uncertainties—Tax matters.”

-  29  -

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2016, we had $2.2 billion in cash and cash equivalents.  In the six months ended June 30, 2016, our primary sources of cash were our cash flows from operating activities, including cash proceeds from customers that executed early terminations or cancellations of drilling contracts; and net proceeds from restricted cash investments.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild construction projects, debt repurchases and payment of scheduled installments for our Macondo well incident settlement obligations.

	Six months ended
	June 30,
	2016	2015	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$343	$(121)	$464
Depreciation	442	540	(98)
Loss on impairment	23	1,826	(1,803)
Gain on retirement of debt	(38)	—	(38)
Deferred income tax expense (benefit)	14	(90)	104
Other non-cash items, net	34	59	(25)
Changes in deferred revenues and costs, net	26	9	17
Changes in Macondo well incident assets and liabilities, net	(60)	(603)	543
Changes in other operating assets and liabilities, net	54	217	(163)
	$838	$1,837	$(999)

Net cash provided by operating activities decreased primarily due to reduced operating activities, partially offset by cash proceeds of $455 million received in the prior‑year period associated with insurance recoveries with no comparable activity in the current‑year period, cash proceeds of $340 million received from customers in the current‑year period for early terminations or cancellations of drilling contracts with no comparable activity in the prior‑year period, and decreased cash payments of $200 million for scheduled installments for our Macondo well incident settlement obligations.

	Six months ended
	June 30,
	2016	2015	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(826)	$(396)	$(430)
Proceeds from disposal of assets, net	15	33	(18)
Proceeds from repayment of loans receivable	—	15	(15)
	$(811)	$(348)	$(463)

Net cash used in investing activities increased primarily due to an increase in capital expenditures, primarily associated with milestone payments for our major construction projects and other shipyard projects.

	Six months ended
	June 30,
	2016	2015	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(251)	$(69)	$(182)
Proceeds from cash investments restricted for financing activities, net of deposits	49	57	(8)
Distributions of qualifying additional paid-in capital	—	(327)	327
Other, net	(11)	(16)	5
	$(213)	$(355)	$142

Net cash used in financing activities decreased primarily due to cash used to pay our shareholders installments of distributions of qualifying additional paid‑in capital in the prior‑year period with no comparable cash flows in the current‑year period.  Partially offsetting the decrease was an increase in cash used to repay debt.

-  30  -

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

In the six months ended June 30, 2016, we made capital expenditures of $826 million, including capitalized interest of $89 million.  The following table presents the historical and projected capital expenditures and other capital additions, including capitalized interest, for our recently completed and ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	six months	six months					Total
	through	ended	ending					estimated
	December 31,	June 30,	December 31,	For the years ending December 31,				costs
	2015	2016	2016	2017	2018	2019	2020	at completion
	(In millions)
Deepwater Thalassa (a)	$861	$22	$17	$—	$—	$—	$—	$900
Deepwater Proteus (a)	758	68	—	—	—	—	—	826
Deepwater Conqueror (b)	301	319	235	—	—	—	—	855
Deepwater Pontus (c)	459	236	71	144	—	—	—	910
Deepwater Poseidon (c)	450	71	216	134	49	—	—	920
Transocean Cassiopeia (d)	54	2	3	5	1	12	198	275
Ultra-Deepwater drillship TBN1 (e)	204	8	9	51	25	62	471	830
Transocean Centaurus (d)	53	2	2	5	7	12	209	290
Transocean Cepheus (d)	53	2	2	5	8	11	209	290
Ultra-Deepwater drillship TBN2 (e)	157	6	7	48	21	38	518	795
Transocean Cetus (d)	52	2	3	5	8	10	210	290
Transocean Circinus (d)	51	2	2	5	9	9	212	290
Total	$3,453	$740	$567	$402	$128	$154	$2,027	$7,471

(a)

The ultra‑deepwater floaters Deepwater Thalassa and Deepwater Proteus were placed into service and commenced operations in February 2016 and May 2016, respectively.  In the remainder of the year ending December 31, 2016, we expect to take delivery of additional equipment, ordered but not yet received.

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

(d)

Transocean Cassiopeia,  Transocean Centaurus,  Transocean Cepheus,  Transocean Cetus and Transocean Circinus, five Keppel FELS Super B 400 Bigfoot class design newbuild high‑specification jackups under construction at Keppel FELS’ shipyard in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2020, the second quarter of 2020, the third quarter of 2020, the fourth quarter of 2020 and the fourth quarter of 2020, respectively.  The delivery expectations and the cost projections presented above reflect the terms of our construction agreements, as amended to delay delivery in consideration of current market conditions.

(e)

Our two unnamed dynamically positioned ultra‑deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2020 and the third quarter of 2020, respectively.  The delivery expectations and the cost projections presented above reflect the terms of our construction agreements, as amended to delay delivery in consideration of current market conditions.

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under the Five‑Year Revolving Credit Facility, as described below, and may utilize other commercial bank or capital market financings.  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the six months ended June 30, 2016, we identified two such drilling units that we have sold or intend to sell for scrap value.  During the year ended December 31, 2015, we identified 22 such drilling units that we have sold for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.

-  31  -

During the six months ended June 30, 2016, we completed the sale of one deepwater floater and five midwater floaters, along with related equipment, and we received net cash proceeds of $11 million.  During the year ended December 31, 2015, we completed the sale of two ultra‑deepwater floaters, six deepwater floaters and nine midwater floaters, along with related equipment, and we received aggregate net cash proceeds of $35 million.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, proceeds from our debt offering, proceeds from the disposal of assets, borrowings under our bank credit agreement or proceeds from the issuance of additional debt to fulfill anticipated obligations, such as capital expenditures, scheduled debt maturities or other payments, such as payments in connection with our Tender Offer (see “Debt tender offer”), repayment of debt due within one year, payments of our Macondo well incident settlement obligations, working capital and other needs in our operations.  We may also consider establishing additional credit facilities under credit agreements.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.  From time to time, we may also use borrowings under our bank credit agreement to maintain liquidity for short‑term cash needs.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  During the year ended December 31, 2015, three credit rating agencies downgraded their credit ratings of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”) to Debt Ratings that are below investment grade.  During the six months ended June 30, 2016, two of the credit rating agencies further downgraded our Debt Rating.  Such downgrades have caused, and any further downgrades may cause, us to experience increased fees under our credit facility and interest rates under agreements governing certain of our senior notes and may limit our ability to access debt markets.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Debt issuance—On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of the 9.00% Senior Notes due July 15, 2023, and we received aggregate cash proceeds of $1.21 billion, net of initial purchasers’ fees and estimated offering costs payable by us.  We will pay interest on the 9.00% Senior Notes semiannually on January 15 and July 15 each year, beginning on January 15, 2017.  The indenture that governs the 9.00% Senior Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease‑back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  We intend to use the net proceeds from the debt offering to complete a Tender Offer (see “Debt tender offer”) and for general corporate purposes.

Debt tender offer—On August 1, 2016, we completed the Tender Offer to purchase for cash up to $1.0 billion aggregate principal amount of the Tendered Notes.  As a result of the Tender Offer, we received valid tenders from holders of an aggregate principal amount of $981 million of the Tendered Notes, and we have made or expect to make an aggregate cash payment of $876 million to settle the Tendered Notes.

Debt repurchases and redemptions—In the six months ended June 30, 2016, we repurchased in the open market an aggregate principal amount of $228 million of our debt securities for an aggregate cash payment of $189 million.  In the year ended December 31, 2015, we repurchased in the open market an aggregate principal amount of $503 million of certain of our debt securities for an aggregate cash payment of $468 million.  On July 30, 2015, we redeemed the remaining aggregate principal amount of $893 million of the 4.95% Senior Notes for an aggregate cash payment of $904 million.

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

-  32  -

Litigation settlements and insurance recoveries—On May 20, 2015, we entered into a confidential settlement agreement with BP plc (together with its affiliates, “BP”) to settle various disputes remaining between the parties with respect to the Macondo well incident.  Pursuant to the terms of the agreement, we received from BP a cash payment of $125 million in July 2015 to partially reimburse us for legal fees that we incurred.  Additionally, in connection with the settlement, BP agreed to discontinue its attempts to recover as an additional insured under our liability insurance program.  As a result, we submitted claims to our insurers and, in the year ended December 31, 2015, we received aggregate cash proceeds of $538 million from insurance for recovery of previously incurred losses.

On May 29, 2015, together with the Plaintiffs’ Steering Committee (the “PSC”), we filed a settlement agreement in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  This PSC settlement is subject to approval by the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) and acceptance by a minimum number of plaintiffs.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account pending approval of the settlement by the MDL Court.  As of July 26, 2016, the balance of our escrow account was $237 million.

Effective October 13, 2015, we finalized a settlement agreement with the states of Alabama, Florida, Louisiana, Mississippi, and Texas (collectively, the “States”), pursuant to which the States agreed to release all of their claims against us arising from the Macondo well incident.  On October 22, 2015, we made an aggregate cash payment of $35 million to the States.

Pursuant to a cooperation guilty plea agreement by and among the U.S. Department of Justice (“DOJ”) and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences in scheduled installments through February 2017.  In each of the six months ended June 30, 2016 and 2015, we made aggregate cash payments of $60 million.  The final installment of $60 million is due on or before February 14, 2017.

Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (“the Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a fixed rate of 2.15 percent.  In the three months ended March 31, 2015, we paid the final installment of $204 million, including interest.

Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  At June 30, 2016, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At July 26, 2016, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At July 26, 2016, we had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Noncontrolling interest—In February 2016 and May 2016, Transocean Partners declared and paid an aggregate distribution of $50 million, of which $14 million was paid to the holders of noncontrolling interest.  In the year ended December 31, 2015, Transocean Partners declared and paid an aggregate distribution of $100 million to its unitholders, of which $29 million was paid to the holders of noncontrolling interest.

On November 4, 2015, Transocean Partners announced that its board of directors approved a unit repurchase program, authorizing it to repurchase up to $40 million of its publicly held common units.  Subject to market conditions, Transocean Partners may repurchase units from time to time in the open market or in privately negotiated transactions.  It may suspend or discontinue the program at any time.  The common units repurchased under the program will be cancelled.  As of July 26, 2016, Transocean Partners had repurchased 478,376 of its publicly held common units for an aggregate purchase price of $4 million.  At July 26, 2016, we held a 71.3 percent limited liability company interest in Transocean Partners.

-  33  -

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.6 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2015, we held 2.9 million of our shares. On October 29, 2015, shareholders at our extraordinary general meeting approved the cancellation of all shares that have been repurchased to date under our share repurchase program.  The shares repurchased under our share repurchase program were cancelled as of January 7, 2016 upon registration of the cancellation in the commercial register.  In the six months ended June 30, 2016, we did not purchase any shares under our share repurchase program.

Based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt ratings considerations and other factors, we may elect to retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, we may elect not to repurchase any additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  At July 26, 2016, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.

Contractual obligations—As of June 30, 2016, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2015.

Other commercial commitments—As of June 30, 2016, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2015.

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

Tax matters

We conduct operations through our various subsidiaries in a number of countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  In March 2016, the U.K. publicly announced its 2016 Budget and Finance Bill.  These tax reform proposals include measures that would deny tax deductions or require inclusion of taxable income for certain cross‑border structure arrangements and transactions and are expected to be declared effective January 1, 2017.  The U.K. continues to modify the initial proposals.  Although the final legislation could result in a higher effective tax rate and an associated increase in tax costs due to our controlling interest in Transocean Partners, we do not believe that the proposals, as currently drafted, would result in an increase in our tax costs.  We continue to monitor developments for potential applicability to our structure.

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

See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

Regulatory matters

For a description of regulatory and environmental matters relating to the Macondo well incident, please see “—Macondo well incident.”

-  34  -

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2015.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2016, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our long‑term and short‑term debt, our restricted cash balances and investments and our international operations.  For a discussion of our interest rate risk and currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2015.  There have been no material changes to these previously reported matters during the six months ended June 30, 2016.

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the  United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a‑15 and 15d‑15, were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 1A.Risk Factors

Except as disclosed below, there have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2015.

▪	Failure to complete, or delays in completing, the merger with Transocean Partners could negatively impact the market price of our shares and our financial results.

Completion of the proposed merger with Transocean Partners LLC, a Marshall Islands limited liability company (“Transocean Partners”) is subject to various conditions, including, among others, approval by the unitholders of Transocean Partners, the absence of injunctions or other legal restrictions, and the truth and accuracy of representations and warranties, including those relating to the absence of any material adverse effect.  There is no certainty that the various closing conditions will be satisfied and that the necessary approvals will be obtained.  If these or other conditions are not satisfied or if there is a delay in the satisfaction of such conditions, then we may not be able to complete the merger timely or at all, and such failure or delay may have other adverse consequences.  If the merger is not completed or is delayed, we will be subject to a number of risks, including:

▪	we will not realize the expected benefits of the combined company;
▪	the market price of our shares may decline to the extent that their current market price reflects a market assumption that the merger will be completed; and
▪	some costs relating to the merger, such as certain financial advisor and legal fees, must be paid even if the merger is not completed.
▪	The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom (the “U.K.”) elected to withdraw from the European Union in a national referendum.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the U.K. and the European Union, including with respect to the laws and regulations that will apply as the U.K. determines which European Union-derived laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.

-  36  -

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs (b)
Period	Purchased (a)	Per Share	Plans or Programs (b)	(in millions)
April 2016	—	$—	—	$3.323
May 2016	2,599	9.95	—	3.323
June 2016	—	—	—	3.323
Total	2,599	$9.95	—	$3.323

(a)

Total number of shares purchased in the second quarter of 2016 consists of 2,599 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted shares granted to our employees under our Long‑Term Incentive Plan.

(b)

In May 2009, at the annual general meeting of Transocean Ltd., our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.6 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  Since inception of the share repurchase program, we repurchased 2,863,267 of our shares under the share repurchase program for an aggregate cost of $240 million, equivalent to an average cost of $83.74 per share, and at December 31, 2015, we held such shares in treasury.  On October 29, 2015, shareholders at our extraordinary general meeting approved the cancellation of all shares that have been repurchased to date under our share repurchase program.  The cancellation of our shares held in treasury became effective as of January 7, 2016 upon registration of the cancellation in the commercial register.  Based upon our ongoing capital requirements, cash flow generation and general market conditions, among other factors, we may elect not to repurchase any additional shares under this program.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 4.Mine Safety Disclosures

Not applicable.

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
	2.1

Agreement and Plan of Merger among Transocean Ltd., Transocean Partners Holdings Ltd., TPHL Holdings LLC and Transocean Partners LLC, dated July 31, 2016 (incorporated by reference to Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on August 1, 2016)

†	3.1	Articles of Association of Transocean Ltd.
	3.2

Organizational Regulations of Transocean Ltd. (incorporated by reference to Exhibit 3.2 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2014)

	4.1

Indenture, dated as of July 21, 2016, by and among Transocean Inc., the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 22, 2016)

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) related notes.

†	Filed herewith.

-  37  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 3, 2016.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President, Supply Chain and Corporate Controller
(Principal Accounting Officer)

-  38  -