Form 10-Q
period 2016-09-30
Transocean Ltd.
filed 2016-11-02
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016, 365,490,751 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO FORM 10‑Q

QUARTER ENDED SEPTEMBER 30, 2016

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating revenues
Contract drilling revenues	$883	$1,569	$2,912	$5,346
Other revenues	20	39	275	189
	903	1,608	3,187	5,535
Costs and expenses
Operating and maintenance	404	880	1,569	2,161
Depreciation	225	210	667	750
General and administrative	39	45	124	135
	668	1,135	2,360	3,046
Loss on impairment	(11)	(13)	(34)	(1,839)
Gain (loss) on disposal of assets, net	1	(15)	—	(20)
Operating income	225	445	793	630

Other income (expense), net
Interest income	5	5	15	17
Interest expense, net of amounts capitalized	(112)	(109)	(296)	(345)
Gain on retirement of debt	110	7	148	7
Other, net	7	(4)	9	38
	10	(101)	(124)	(283)
Income from continuing operations before income tax expense	235	344	669	347
Income tax expense (benefit)	(9)	17	82	140
Income from continuing operations	244	327	587	207
Income from discontinued operations, net of tax	—	3	—	2

Net income	244	330	587	209
Net income attributable to noncontrolling interest	15	9	32	29
Net income attributable to controlling interest	$229	$321	$555	$180

Earnings per share-basic
Earnings from continuing operations	$0.62	$0.87	$1.50	$0.48
Earnings from discontinued operations	—	0.01	—	0.01
Earnings per share	$0.62	$0.88	$1.50	$0.49

Earnings per share-diluted
Earnings from continuing operations	$0.62	$0.87	$1.49	$0.48
Earnings from discontinued operations	—	0.01	—	0.01
Earnings per share	$0.62	$0.88	$1.49	$0.49

Weighted-average shares outstanding
Basic	365	364	365	363
Diluted	365	364	365	363

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$244	$330	$587	$209
Net income attributable to noncontrolling interest	15	9	32	29
Net income attributable to controlling interest	229	321	555	180

Components of net periodic benefit costs before reclassifications	8	33	1	19
Components of net periodic benefit costs reclassified to net income	8	9	9	19

Other comprehensive income before income taxes	16	42	10	38
Income taxes related to other comprehensive income	—	—	(3)	(2)

Other comprehensive income	16	42	7	36
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income attributable to controlling interest	16	42	7	36

Total comprehensive income	260	372	594	245
Total comprehensive income attributable to noncontrolling interest	15	9	32	29
Total comprehensive income attributable to controlling interest	$245	$363	$562	$216

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$2,534	$2,339
Accounts receivable, net of allowance for doubtful accounts of less than $1 at September 30, 2016 and December 31, 2015	887	1,379
Materials and supplies, net of allowance for obsolescence of $159 and $148 at September 30, 2016 and December 31, 2015, respectively	585	635
Assets held for sale	6	8
Restricted cash	366	340
Other current assets	113	84
Total current assets	4,491	4,785

Property and equipment	27,178	26,274
Less accumulated depreciation	(6,078)	(5,456)
Property and equipment, net	21,100	20,818
Deferred income taxes, net	247	316
Other assets	329	410
Total assets	$26,167	$26,329

Liabilities and equity
Accounts payable	$257	$448
Accrued income taxes	105	82
Debt due within one year	1,069	1,093
Other current liabilities	875	1,046
Total current liabilities	2,306	2,669

Long-term debt	7,191	7,397
Deferred income taxes, net	290	339
Other long-term liabilities	967	1,108
Total long-term liabilities	8,448	8,844

Commitments and contingencies
Redeemable noncontrolling interest	21	8

Shares, CHF 0.10 par value, 393,397,220 authorized, 167,617,649 conditionally authorized, 370,967,382 issued and 365,461,629 outstanding at September 30, 2016 and CHF 15.00 par value, 396,260,487 authorized, 167,617,649 conditionally authorized, 373,830,649 issued and 364,035,397 outstanding at December 31, 2015	34	5,193
Additional paid-in capital	10,682	5,739
Treasury shares, at cost, 2,863,267 held at December 31, 2015	—	(240)
Retained earnings	4,695	4,140
Accumulated other comprehensive loss	(327)	(334)
Total controlling interest shareholders’ equity	15,084	14,498
Noncontrolling interest	308	310
Total equity	15,392	14,808
Total liabilities and equity	$26,167	$26,329

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Nine months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	Quantity		Amount
Shares
Balance, beginning of period	364	362	$5,193	$5,169
Reduction of par value	—	—	(5,159)	—
Issuance of shares under share-based compensation plans	1	2	—	20
Balance, end of period	365	364	$34	$5,189

Additional paid-in capital
Balance, beginning of period			$5,739	$5,797
Share-based compensation			28	47
Reduction of par value			5,159	—
Cancellation of shares held in treasury			(240)	—
Issuance of shares under share-based compensation plans			—	(20)
Reclassification of obligation for distribution of qualifying additional paid-in capital			—	(218)
Allocated capital for transactions with holders of noncontrolling interest			(7)	9
Other, net			3	(5)
Balance, end of period			$10,682	$5,610

Treasury shares, at cost
Balance, beginning of period			$(240)	$(240)
Cancellation of shares held in treasury			240	—
Balance, end of period			$—	$(240)

Retained earnings
Balance, beginning of period			$4,140	$3,349
Net income attributable to controlling interest			555	180
Balance, end of period			$4,695	$3,529

Accumulated other comprehensive loss
Balance, beginning of period			$(334)	$(404)
Other comprehensive income attributable to controlling interest			7	36
Balance, end of period			$(327)	$(368)

Total controlling interest shareholders’ equity
Balance, beginning of period			$14,498	$13,671
Total comprehensive income attributable to controlling interest			562	216
Share-based compensation			28	47
Reclassification of obligation for distribution of qualifying additional paid-in capital			—	(218)
Allocated capital for transactions with holders of noncontrolling interest			(7)	9
Other, net			3	(5)
Balance, end of period			$15,084	$13,720

Noncontrolling interest
Balance, beginning of period			$310	$311
Total comprehensive income attributable to noncontrolling interest			19	25
Reacquired noncontrolling interest			(5)	—
Distributions to holders of noncontrolling interest			(23)	(21)
Allocated capital for transactions with holders of noncontrolling interest			7	(9)
Balance, end of period			$308	$306

Total equity
Balance, beginning of period			$14,808	$13,982
Total comprehensive income			581	241
Share-based compensation			28	47
Reacquired noncontrolling interest			(5)	—
Reclassification of obligation for distribution of qualifying additional paid-in capital			—	(218)
Distributions to holders of noncontrolling interest			(23)	(21)
Other, net			3	(5)
Balance, end of period			$15,392	$14,026

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015

Cash flows from operating activities
Net income	$587	$209
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	667	750
Share-based compensation expense	28	47
Loss on impairment	34	1,839
Loss on disposal of assets, net	—	20
Gain on retirement of debt	(148)	(7)
Deferred income tax expense (benefit)	11	(104)
Other, net	11	55
Changes in deferred revenues, net	(30)	(118)
Changes in deferred costs, net	66	142
Changes in operating assets and liabilities	52	(348)
Net cash provided by operating activities	1,278	2,485

Cash flows from investing activities
Capital expenditures	(1,072)	(1,336)
Proceeds from disposal of assets, net	16	36
Proceeds from repayment of loans receivable	—	15
Net cash used in investing activities	(1,056)	(1,285)

Cash flows from financing activities
Proceeds from issuance of debt, net of discount and costs	1,210	—
Repayments of debt	(1,316)	(1,306)
Deposit to cash account restricted for financing activities	(24)	—
Proceeds from cash accounts and investments restricted for financing activities	124	110
Distributions of qualifying additional paid-in capital	—	(381)
Distributions to holders of noncontrolling interest	(23)	(21)
Other, net	2	(3)
Net cash used in financing activities	(27)	(1,601)

Net increase (decrease) in cash and cash equivalents	195	(401)
Cash and cash equivalents at beginning of period	2,339	2,635
Cash and cash equivalents at end of period	$2,534	$2,234

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Overview—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At September 30, 2016, we owned or had partial ownership interests in and operated 58 mobile offshore drilling units, including 29 ultra‑deepwater floaters, seven harsh environment floaters, four deepwater floaters, eight midwater floaters and 10 high‑specification jackups.  At September 30, 2016, we also had five ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.  See Note 8—Drilling Fleet.

Transocean Partners—On July 31, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transocean Partners LLC, a Marshall Islands limited liability company (“Transocean Partners”), and two of our wholly owned subsidiaries.  Upon the closing of the merger as contemplated by the Merger Agreement, Transocean Partners will merge with one of our subsidiaries, with Transocean Partners continuing as the surviving company and a wholly owned indirect subsidiary of Transocean Ltd.  Each of the Transocean Partners common units that is issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, will be converted into the right to receive 1.1427 of our shares.  We expect to issue approximately 22.7 million shares, issued from conditional capital, to complete the merger.  A Transocean shareholder vote will not be required to complete the merger.

The merger has been approved by a special committee of our board of directors, by the Transocean Partners board of directors and the Transocean Partners conflicts committee, and by the boards of directors of our subsidiary companies that are parties to the Merger Agreement.  Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by the unitholders of Transocean Partners and other customary closing conditions.  We expect that the closing of the merger will take place in the fourth quarter of 2016.  See Note 13—Noncontrolling Interest and Note 15—Subsequent Events.

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

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included in our annual report on Form 10‑K filed on February 25, 2016.

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

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects.  In the three and nine months ended September 30, 2016, we capitalized interest costs of $41 million and $130 million, respectively, for construction work in progress.  In the three and nine months ended September 30, 2015, we capitalized interest costs of $36 million and $91 million, respectively, for construction work in progress.

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

Stock compensation—Effective no later than January 1, 2017, we will adopt the accounting standards update that allows for simplification of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  We do not expect that our adoption will have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We are evaluating the requirements to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Income taxes—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize the income tax consequences of an intra‑entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring such recognition into future periods.  The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  We do not expect that our adoption will have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Leases—Effective no later than January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right‑to‑use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those annual periods.  We are evaluating the requirements to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

-  7  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 4—Variable Interest Entities

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, is a variable interest entity for which we are the primary beneficiary.  The carrying amount of ADDCL, after eliminating the effect of intercompany transactions, was as follows (in millions):

	September 30,	December 31,
	2016	2015
Assets	$819	$859
Liabilities	31	46
Net carrying amount	$788	$813

Transocean Drilling Services Offshore Inc. (“TDSOI”), a consolidated British Virgin Islands company, was also a variable interest entity for which we were the primary beneficiary.  In July 2016, we completed the repurchase of the noncontrolling interest in TDSOI, and as a result, TDSOI became our wholly owned subsidiary and has been excluded from the above carrying amounts.  At December 31, 2015, the net carrying amount of TDSOI, after eliminating the effect of intercompany transactions, was $295 million, including assets of $298 million and liabilities of $3 million.  See Note 13—Noncontrolling interest.

Note 5—Impairments

Assets held for sale—In the three months ended September 30, 2016, we recognized an aggregate loss of $11 million ($0.03 per diluted share) associated with the impairment of the midwater floaters Transocean Driller and Transocean Winner, along with related and other equipment.  In the nine months ended September 30, 2016, we recognized an aggregate loss of $34 million ($31 million, or 0.08 per diluted share, net of tax), associated with the impairment of the deepwater floater Sedco 702 and the midwater floaters Transocean Driller,  Transocean John Shaw and Transocean Winner, along with related and other equipment, which were classified as assets held for sale at the time of impairment.

In the three months ended September 30, 2015, we recognized an aggregate loss of $13 million ($0.03 per diluted share), which had no tax effect, associated with the impairment of the midwater floater GSF Rig 135 along with related equipment, which were classified as held for sale at the time of impairment.  In the nine months ended September 30, 2015, we recognized an aggregate loss of $664 million ($550 million, or $1.50 per diluted share, net of tax), associated with the impairment of the ultra‑deepwater floaters Deepwater Expedition and GSF Explorer, the deepwater floaters GSF Celtic Sea,  Sedco 707 and Transocean Rather and the midwater floaters GSF Aleutian Key,  GSF Arctic III,  GSF Rig 135, Transocean Amirante and Transocean Legend, along with related equipment, which were classified as assets held for sale at the time of impairment.

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

Assets held and used—During the nine months ended September 30, 2015, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included a reduction in the number of new contract opportunities, customer suspensions of drilling programs, early contract terminations and cancellations and low dayrate fixtures.  Our deepwater and midwater asset groups, in particular, experienced significant declines in projected dayrates and utilization caused by increased competition and marginalization of some of the less capable drilling units.  As a result of our testing, we determined that the carrying amounts of the deepwater floater and midwater floater asset groups were impaired.  In the nine months ended September 30, 2015, we recognized losses of $507 million ($481 million, or $1.32 per diluted share, net of tax) and $668 million ($654 million, or $1.79 per diluted share, net of tax), associated with the impairment of the deepwater floater asset group and the midwater floater asset group, respectively, including losses of $41 million and $11 million, respectively, associated with construction in progress for each asset group.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 6—Income Taxes

Tax rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the nine months ended September 30, 2016 and 2015, our estimated effective tax rate, excluding discrete items, was 21.5 percent and 18.0 percent, respectively, based on estimated annual income from continuing operations before income taxes.  For the nine months ended September 30, 2016 and 2015, the effect of the various discrete period tax items was a net tax benefit of $34 million and $9 million, respectively.  In the nine months ended September 30, 2016, such discrete items were primarily related to the tax expense or benefits of changes in unrecognized tax benefits associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  In the nine months ended September 30, 2015, such discrete items were primarily related to the tax effect of insurance recoveries that resulted from the resolution of certain matters associated with the Macondo well incident and losses on impairment of certain assets and changes in unrecognized tax benefits associated with tax positions taken in prior years.

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

U.S. tax investigations—In January 2014, we received a draft assessment from the U.S. tax authorities related to our 2010 and 2011 U.S. federal income tax returns.  The significant issue raised in the assessment was related to transfer pricing for certain charters of drilling rigs between our subsidiaries.  In April 2016, we entered into a final settlement with the U.S. tax authorities for $31 million, excluding interest and penalties, related to our 2010 and 2011 U.S. federal income tax returns.  The terms of this settlement are not necessarily indicative of positions that the U.S. tax authorities may take on transfer pricing or other matters with respect to our tax returns for the years following 2012.

Norway tax investigations and trial—Norwegian civil tax authorities are investigating certain transactions undertaken by our subsidiaries in 1999, 2001 and 2002 as well as the actions of certain employees of our former external tax advisors on these transactions.  At September 30, 2016, the remaining outstanding civil tax assessment was for NOK 412 million, equivalent to approximately $52 million, plus interest, related to a 2001 dividend payment.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment but waived all penalties and interest.  On September 12, 2014, we and the tax authorities each appealed the ruling.  On June 27, 2016, the tax authorities withdrew their appeal of penalties and dropped all penalty claims.  We intend to take all other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.  Although we are unable to predict the outcome of this matter, we do not expect the effect, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—Certain of our Brazilian income tax returns for the years 2000 through 2004 are currently under examination.  In December 2005, the Brazilian tax authorities issued an aggregate tax assessment of BRL 806 million, equivalent to approximately $247 million, including penalties and interest, measured as of September 30, 2016.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities, and we are currently engaged in the appeals process.  On May 19, 2014, with respect to our Brazilian income tax returns for the years 2009 and 2010, the Brazilian tax authorities issued an aggregate tax assessment of BRL 137 million, equivalent to approximately $42 million, including penalties and interest, measured as of September 30, 2016.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 7—Earnings Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Income from continuing operations attributable to controlling interest	$229	$229	$318	$318	$555	$555	$178	$178
Undistributed earnings allocable to participating securities	(3)	(3)	(1)	(1)	(8)	(9)	(2)	(2)
Income from continuing operations available to shareholders	$226	$226	$317	$317	$547	$546	$176	$176

Denominator for earnings per share
Weighted-average shares outstanding	365	365	364	364	365	365	363	363
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	365	365	364	364	365	365	363	363

Per share earnings from continuing operations	$0.62	$0.62	$0.87	$0.87	$1.50	$1.49	$0.48	$0.48

In the three and nine months ended September 30, 2016, we excluded from the calculation 3.6 million and 2.9 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three and nine months ended September 30, 2015, we excluded from the calculation 5.5 million and 3.6 million share‑based awards, respectively, since the effect would have been anti‑dilutive.

Note 8—Drilling Fleet

Construction work in progress—For the nine months ended September 30, 2016 and 2015, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Nine months ended
	September 30,
	2016	2015
Construction work in progress, at beginning of period	$3,736	$2,451

Capital expenditures
Newbuild construction program	959	1,054
Other equipment and construction projects	113	282
Total capital expenditures	1,072	1,336
Changes in accrued capital additions	(90)	(57)
Impairment of construction work in progress	—	(52)

Property and equipment placed into service
Newbuild construction program	(1,672)	—
Other property and equipment	(203)	(398)
Construction work in progress, at end of period	$2,843	$3,280

Dispositions—During the nine months ended September 30, 2016, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the deepwater floater Deepwater Navigator and the midwater floaters Falcon 100, GSF Grand Banks, GSF Rig 135, Sedneth 701 and Transocean John Shaw, along with related equipment.  In the nine months ended September 30, 2016, we received aggregate net cash proceeds of $11 million, and in the three and nine months ended September 30, 2016, we recognized an aggregate net gain of $3 million and $8 million, respectively, associated with the disposal of these assets.  In the three and nine months ended September 30, 2016, we received cash proceeds of $1 million and $5 million, respectively, and recognized an aggregate net loss of $2 million and $8 million, respectively, associated with the disposal of assets unrelated to rig sales.

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

During the nine months ended September 30, 2016, we committed to a plan to sell the deepwater floater Sedco 702 and the midwater floaters Transocean Driller and Transocean Winner, along with related equipment.  At September 30, 2016, the aggregate carrying amount of our assets held for sale was $6 million, including the deepwater floater Sedco 702 and the midwater floaters Transocean Driller and Transocean Winner, along with related equipment.  At December 31, 2015, the aggregate carrying amount of our assets held for sale was $8 million, including the deepwater floater Deepwater Navigator and the midwater floaters Falcon 100, GSF Grand Banks, GSF Rig 135 and Sedneth 701, along with related equipment, and certain corporate assets.  See Note 5—Impairments.  See Note 15—Subsequent Events.

Note 9—Debt

Overview—Debt, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments, was comprised of the following (in millions):

	September 30,	December 31,
	2016	2015
5.05% Senior Notes due December 2016 (a)	$938	$973
2.5% Senior Notes due October 2017 (a)	504	568
Eksportfinans Loans due January 2018	133	216
6.00% Senior Notes due March 2018 (a)	759	789
7.375% Senior Notes due April 2018 (a)	211	236
6.50% Senior Notes due November 2020 (a)	525	911
6.375% Senior Notes due December 2021 (a)	551	1,143
3.8% Senior Notes due October 2022 (a)	534	726
9.00% Senior Notes due July 2023 (b)	1,210	—
7.45% Notes due April 2027 (a)	85	94
8% Debentures due April 2027 (a)	57	57
7% Notes due June 2028	308	309
Capital lease contract due August 2029	572	591
7.5% Notes due April 2031 (a)	585	589
6.80% Senior Notes due March 2038 (a)	991	991
7.35% Senior Notes due December 2041 (a)	297	297
Total debt	8,260	8,490
Less debt due within one year
5.05% Senior Notes due December 2016 (a)	938	973
Eksportfinans Loans due January 2018	106	97
Capital lease contract due August 2029	25	23
Total debt due within one year	1,069	1,093
Total long-term debt	$7,191	$7,397

(a)

Transocean Inc., a 100 percent owned subsidiary of Transocean Ltd., is the issuer of the notes and debentures.  Transocean Ltd. has provided a full and unconditional guarantee of the notes and debentures and borrowings under the Five‑Year Revolving Credit Facility.  Transocean Ltd. has no independent assets or operations, and following the completion of certain restructuring transactions during the nine months ended September 30, 2016, its only other subsidiary not owned indirectly through Transocean Inc. was minor.  Transocean Inc. has no independent assets and operations, other than those related to its investments in non‑guarantor operating companies and balances primarily pertaining to its cash and cash equivalents and debt.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or return of capital distributions.  See Note 15—Subsequent Events.

(b)

Transocean Inc. is the issuer of the unregistered notes.  Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc. (the “Subsidiary Guarantors”) have provided a full and unconditional guarantee of the notes.  Such notes rank equal in right of payment to all of our existing and future unsecured unsubordinated obligations and rank structurally senior to the extent of the value of the assets of the Subsidiary Guarantors.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”), or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  Effective May 17, 2016, as a result of a further reduction of our Debt Rating, the Five‑Year Revolving Credit Facility Margin increased to 2.0 percent from 1.75 percent and the facility fee increased to 0.35 percent from 0.275 percent.  At September 30, 2016, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At September 30, 2016, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to our Debt Rating.  Effective April 15, 2016, as a result of a reduction of our Debt Rating, the interest rates on the 2.5% Senior Notes due October 2017 (the “2.5% Senior Notes”) and the 3.8% Senior Notes due October 2022 (the “3.8% Senior Notes”) increased to 3.75 percent and 5.05 percent, respectively.  Effective June 15, 2016, as a result of a further reduction of our Debt Rating, the interest rates on the 5.05% Senior Notes due December 2016 (the “5.05% Senior Notes”), the 6.375% Senior Notes due December 2021 (the “6.375% Senior Notes”) and the 7.35% Senior Notes due December 2041 increased to 6.80 percent, 8.125 percent and 9.10 percent, respectively.  Effective October 15, 2016, as a result of a further reduction of our Debt Rating, the interest rates on the 2.5% Senior Notes and the 3.8% Senior Notes will increase to 4.25 percent and 5.55 percent, respectively.

Debt issuance—On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of senior unsecured notes due July 15, 2023 (the “9.00% Senior Notes”), and we received aggregate cash proceeds of $1.21 billion, net of initial discount and estimated costs payable by us.  We used the majority of the net proceeds from the debt offering to complete the Tender Offer (see “Debt tender offer”).  The 9.00% Senior Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc.  We will pay interest on the 9.00% Senior Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2017.  We may redeem all or a portion of the 9.00% Senior Notes at any time prior to July 15, 2020 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after July 15, 2020, at specified redemption prices.  The indenture that governs the 9.00% Senior Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease‑back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  See Note 15—Subsequent Events.

Debt tender offer—On August 1, 2016, we completed a tender offer (the “Tender Offer”) to purchase for cash up to $1.0 billion aggregate principal amount of our 6.50% Senior Notes due November 2020 (the “6.50% Senior Notes”), 6.375% Senior Notes and 3.8% Senior Notes (collectively, the “Tendered Notes”), subject to the terms and conditions specified in the related offer to purchase.  In connection with the Tender Offer, we received valid tenders from holders of an aggregate principal amount of the Tendered Notes as follows: $348 million of the 6.50% Senior Notes, $476 million of the 6.375% Senior Notes and $157 million of the 3.8% Senior Notes.  In the three and nine months ended September 30, 2016, we made an aggregate cash payment of $876 million to settle the Tendered Notes, and we recognized an aggregate gain of $104 million associated with the retirement of debt.

Debt repurchases and redemptions—During the three and nine months ended September 30, 2016, we repurchased in the open market an aggregate principal amount of $137 million and $365 million, respectively, of our debt securities for an aggregate cash payment of $131 million and $320 million, respectively.  As a result of the repurchases, we retired the respective aggregate principal amounts of the notes as follows: $36 million of the 5.05% Senior Notes, $65 million of the 2.5% Senior Notes, $35 million of the 6.00% Senior Notes due March 2018 (the “6.00% Senior Notes”), $26 million of the 7.375% Senior Notes due April 2018, $32 million of the 6.50% Senior Notes, $120 million of the 6.375% Senior Notes, $38 million of the 3.8% Senior Notes, $8 million of the 7.45% Notes due April 2027 and $5 million of the 7.5% Notes due April 2031.  In the three and nine months ended September 30, 2016, we recognized an aggregate gain of $6 million and $44 million, respectively, associated with the retirement of such notes.

During the three and nine months ended September 30, 2015, we repurchased in the open market an aggregate principal amount of $292 million of our debt securities for an aggregate cash payment of $274 million.  As a result of the repurchases, we retired the respective aggregate principal amounts of the notes as follows: $5 million of the 5.05% Senior Notes, $107 million of the 2.5% Senior Notes, $134 million of the 6.00% Senior Notes, $30 million of the 6.375% Senior Notes and $16 million of the 3.8% Senior Notes.  Additionally, we completed the full redemption of $893 million aggregate principal amount of the then outstanding 4.95% Senior Notes due November 2015 for an aggregate cash payment of $904 million.  In the three and nine months ended September 30, 2015, we recognized an aggregate net gain of $7 million associated with the retirement of such repurchased or redeemed notes.

-  12  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 10—Postemployment Benefit Plans

We maintain certain funded and unfunded defined benefit plans in the U.S., under which benefits have ceased accruing (collectively, the “U.S. Plans”).  During the nine months ended September 30, 2016, we permitted certain participants of one of our funded U.S. Plans to elect to receive a payment of retirement benefits in the form of either (a) a lump sum distribution or (b) an annuity starting October 1, 2016.

We also maintain defined benefit plans in the United Kingdom, Norway, Nigeria and Indonesia (collectively, the “Non‑U.S. Plans”).  During the nine months ended September 30, 2016, benefits ceased accruing under the defined benefit plan in the United Kingdom and certain defined benefit plans in Norway.  Additionally, we maintain certain unfunded other postretirement employee benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase‑out period ending December 31, 2025.

The components of net periodic benefit costs, before tax, and funding contributions for these plans were as follows (in millions):

	Three months ended September 30, 2016				Three months ended September 30, 2015
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$—	$3	$—	$3	$1	$7	$1	$9
Interest cost	18	4	(1)	21	17	4	1	22
Expected return on plan assets	(20)	(6)	—	(26)	(22)	(7)	—	(29)
Settlements and curtailments	—	(5)	2	(3)	2	1	1	4
Actuarial losses, net	1	—	—	1	3	2	—	5
Prior service cost, net	—	—	(2)	(2)	—	—	(1)	(1)
Net periodic benefit costs	$(1)	$(4)	$(1)	$(6)	$1	$7	$2	$10

Funding contributions	$1	$1	$—	$2	$9	$2	$3	$14

	Nine months ended September 30, 2016				Nine months ended September 30, 2015
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$2	$11	$—	$13	$4	$20	$1	$25
Interest cost	52	12	—	64	49	14	2	65
Expected return on plan assets	(60)	(18)	—	(78)	(65)	(21)	—	(86)
Settlements and curtailments	1	(6)	—	(5)	2	1	1	4
Actuarial losses, net	3	2	—	5	8	7	—	15
Prior service cost, net	—	—	(4)	(4)	—	—	(1)	(1)
Net transition obligation	—	—	—	—	—	1	—	1
Net periodic benefit costs	$(2)	$1	$(4)	$(5)	$(2)	$22	$3	$23

Funding contributions	$3	$41	$1	$45	$10	$14	$6	$30

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

In the nine months ended September 30, 2015, in connection with settlements, as further described below, we recognized income of $788 million ($735 million, or $2.02 per diluted share, net of tax), recorded as a net reduction to operating and maintenance costs and expenses, including $538 million associated with recoveries from insurance for our previously incurred losses, $125 million associated with partial reimbursement from BP for our previously incurred legal costs, and $125 million associated with a net reduction to

-  13  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

certain related contingent liabilities, primarily associated with contingencies that were either settled or otherwise resolved as a result of settlements with BP and the PSC.

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2016 and December 31, 2015, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $250 million, recorded in other current liabilities.  The remaining litigation could result in certain loss contingencies that we believe are reasonably possible.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

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

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act (“CWA”) and agreed to be subject to probation through February 2018.  The DOJ agreed, subject to the provisions of the Plea Agreement, not to further prosecute us for certain matters arising from the Macondo well incident.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine of $100 million and cash contributions of $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences, payable in scheduled installments.  In each of the nine months ended September 30, 2016 and 2015, we made an aggregate cash payment of $60 million in satisfaction of amounts due under the Plea Agreement.  At September 30, 2016 and December 31, 2015, the carrying amount of our liability for settlement obligations under the Plea Agreement was $60 million and $120 million, respectively.

Consent Decree—Under the civil consent decree (the “Consent Decree”), we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  The Consent Decree also requires us to submit certain plans, reports and submissions and also requires us to make such submittals available publicly.  One of the required plans is a performance plan (the “Performance Plan”) that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  On January 2, 2014, the DOJ approved our proposed Performance Plan.  Additionally, in compliance with the requirements of the Consent Decree and upon approval by the DOJ, we have retained an independent auditor to review and report to the DOJ our compliance with the Consent Decree and an independent process safety consultant to review report and assist with the process safety requirements of the Consent Decree.  We may request termination of the Consent Decree after January 2, 2019, provided we meet certain conditions set forth in the Consent Decree.  The Consent Decree resolved the claim by the U.S. for civil penalties under the CWA.  The Consent Decree did not resolve the U.S. claim under the Oil Pollution Act (“OPA”) for natural resource damages (“NRD”) or for removal costs.  However, BP has agreed to indemnify us for NRD and most removal costs (see “—BP Settlement Agreement”).

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

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed a settlement agreement (the “PSC Settlement Agreement”) with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law (the “Punitive Damages Class”); and (2) private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us (the “Assigned Claims Class”).  A court‑appointed neutral representative established the allocation of the settlement payment to be 72.8 percent paid to the Punitive Damages Class and 27.2 percent paid to the Assigned Claims Class.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Members of the Punitive Damages Class were given the opportunity to opt out of the PSC Settlement Agreement before September 23, 2016, and 36 claimants timely opted out, to pursue punitive damages claims against us.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts pending approval of the settlement by the MDL Court.  At September 30, 2016 and December 31, 2015, the aggregate balance in escrow was $237 million and $212 million, respectively, recorded in other current assets.

Multidistrict litigation proceeding—The Phase One trial in 2013 addressed fault for the Macondo blowout and resulting oil spill.  The MDL Court’s September 2014 Phase One ruling concluded that BP was grossly negligent and reckless and 67 percent at fault for the blowout, explosion, and spill; that we were negligent and 30 percent at fault; and that Halliburton Company (“Halliburton”) was negligent and three percent at fault.  The finding that we were negligent, but not grossly negligent, meant that, subject to a successful appeal, we would not be held liable for punitive damages and that BP was required to honor its contractual agreements to indemnify us for compensatory damages and release its claims against us.  Our settlements with BP and the PSC finally resolve the indemnity and release issues (see “—BP Settlement Agreement” and “—PSC Settlement Agreement”) and, upon court approval of such settlements, largely eliminate our risk should these determinations be reversed through the appeal process.  The MDL Court also concluded that we were an “operator” of the Macondo well for purposes of 33 U.S.C. § 2704(c)(3), a provision of OPA that permits government entities to recover removal costs, such as costs associated with the containment and removal of oil, from owners and operators of a facility or vessel that caused a discharge.  The MDL Court, however, found that “Transocean’s liability to government entities for removal costs is ultimately shifted to BP by virtue of contractual indemnity,” and BP has agreed to indemnify removal costs for oil or containment originating in the Macondo well through the BP Settlement Agreement (see “—BP Settlement Agreement”).  In September 2014, the MDL Court ruled on the liability phase trial, and additional litigation and appeals continue.  The Phase One ruling did not quantify damages or result in a final monetary judgment.  However, as a result of our settlements, all appeals have been dismissed, thereby making the Phase One ruling final with respect to Transocean.

Pending claims—As of September 30, 2016, numerous complaints remain pending against us, along with other unaffiliated defendants in the MDL Court.  We believe our settlement with the PSC, if approved by the MDL Court on November 10, 2016, will resolve many of these pending actions.  As for any actions not resolved by these settlements, including any claims by individuals who opt‑out of the PSC Settlement Agreement and federal securities actions, we are vigorously defending those claims and pursuing any and all defenses available.  See”—PSC Settlement Agreement” and “—Federal securities claims.”

Federal securities claims—On September 30, 2010, a proposed federal securities class action was filed against us in the U.S. District Court for the Southern District of New York.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement related to our shareholder meeting in connection with the merger with the acquired company violated various securities laws and that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys’ fees.  On March 11, 2014, the District Court for the Southern District of New York dismissed the claims as time-barred.  Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”), but on March 17, 2016, the Second Circuit affirmed the dismissal.  Plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on August 12, 2016.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At September 30, 2016, 15 plaintiffs have claims pending in Mississippi and eight plaintiffs have claims pending in Louisiana in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We have historically maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was involved in lawsuits arising out of the subsidiary’s involvement in the design, construction and refurbishment of major industrial complexes.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than insurance policies, rights and proceeds, including (i) certain policies subject to litigation and (ii) certain rights and proceeds held directly or indirectly through a qualified settlement fund.  The subsidiary has been named as a defendant, along with numerous other companies, in lawsuits alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2016, the subsidiary was a defendant in approximately 280 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 302 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The first of the asbestos‑related lawsuits was filed against the subsidiary in 1990.  Through September 30, 2016, the costs incurred to resolve claims, including both defense fees and expenses and settlement costs, have not been material, all known deductibles have been satisfied or are inapplicable, and the subsidiary’s defense fees and expenses and settlement costs have been met by insurance made available to the subsidiary.  The subsidiary continues to be named as a defendant in additional lawsuits, and we cannot predict the number of additional cases in which it may be named a defendant nor can we predict the potential costs to resolve such additional cases or to resolve the pending cases.  However, the subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly from settlements and claims payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not believe that the ultimate liability, if any, arising from these claims will have a material impact on our condensed consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the third quarter of 2006, we received tax assessments of BRL 472 million, equivalent to approximately $145 million, including interest and penalties, measured as of September 30, 2016, from the state tax authorities of Rio de Janeiro in Brazil against one of our Brazilian subsidiaries for taxes on equipment imported into the state in connection with our operations.  The assessments resulted from a preliminary finding by these authorities that our record keeping practices were deficient.  We currently believe that the substantial majority of these assessments are without merit.  We filed an initial response with the Rio de Janeiro tax authorities on September 9, 2006 refuting these additional tax assessments.  In September 2007, we received confirmation from the state tax authorities that they believe the additional tax assessments are valid, and as a result, we filed an appeal on September 27, 2007 to the state Taxpayer’s Council contesting these assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Brazilian import license assessment—In the fourth quarter of 2010, we received an assessment from the Brazilian federal tax authorities in Rio de Janeiro of BRL 613 million, equivalent to approximately $188 million, including interest and penalties, measured as of September 30, 2016, based upon the alleged failure to timely apply for import licenses for certain equipment and for allegedly providing improper information on import license applications.  We believe that a substantial majority of the assessment is without merit and are vigorously pursuing legal remedies.  The case was decided partially in favor of our Brazilian subsidiary in the lower administrative court level.  The decision cancelled the majority of the assessment, reducing the total assessment to BRL 40 million, equivalent to approximately $12 million.  On July 14, 2011, we filed an appeal to eliminate the assessment.  On May 23, 2013, a ruling was issued that eliminated all assessment amounts.  A further appeal by the taxing authorities was filed in November 2014 and accepted for review in April 2015.  In May 2016, we lost the appeal at the administrative level.  We intend to appeal this decision at the judicial level.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect it to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Nigerian Cabotage Act litigation—In October 2007, three of our subsidiaries were each served a Notice and Demand from the Nigeria Maritime Administration and Safety Agency, imposing a two percent surcharge on the value of all contracts performed by us in

-  16  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Nigeria pursuant to the Coastal and Inland Shipping (Cabotage) Act 2003 (the “Cabotage Act”).  Our subsidiaries each filed an originating summons in the Federal High Court in Lagos challenging the imposition of this surcharge on the basis that the Cabotage Act and associated levy is not applicable to drilling rigs.  The respondents challenged the competence of the suits on several procedural grounds.  The court upheld the objections and dismissed the suits.  In December 2010, our subsidiaries filed a new joint Cabotage Act suit.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the proceedings to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various tax matters, various regulatory matters, and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any tax, regulatory, lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations.  Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Letters of credit and surety bonds

At September 30, 2016 and December 31, 2015, we had outstanding letters of credit totaling $68 million and $153 million, respectively, issued under various committed and uncommitted credit lines provided by several banks to guarantee various contract bidding, performance activities and customs obligations.  As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At September 30, 2016 and December 31, 2015, we had outstanding surety bonds totaling $31 million and $30 million, respectively.

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

Shares held by subsidiary—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At September 30, 2016 and December 31, 2015, our subsidiary held 5.5 million shares and 6.9 million shares, respectively.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, which resulted from components of net periodic benefit costs for our defined benefit plans, were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance, beginning of period	$(343)	$(410)	$(334)	$(404)
Other comprehensive income (loss) before reclassifications	8	33	(2)	22
Reclassifications to net income	8	9	9	14
Other comprehensive income, net	16	42	7	36
Balance, end of period	$(327)	$(368)	$(327)	$(368)

-  18  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 13—Noncontrolling Interest

Transocean Partners—At September 30, 2016 and December 31, 2015, we held 21.3 million common units and 27.6 million subordinated units of Transocean Partners and all of the incentive distribution rights.  The remaining publicly held common units represent the noncontrolling interest in Transocean Partners.

On November 4, 2015, Transocean Partners announced that its board of directors approved a unit repurchase program, authorizing it to repurchase for cancellation up to $40 million of its publicly held common units.  Subject to market conditions, Transocean Partners may repurchase units from time to time in the open market or in privately negotiated transactions.  It may suspend or discontinue the program at any time.  The Merger Agreement restricts Transocean Partners’ ability to repurchase its common units without our consent, and no such repurchases have been made since entering into the agreement.  In the nine months ended September 30, 2016, Transocean Partners repurchased 386,876 of its publicly held common units for an aggregate purchase price of $3 million.  At September 30, 2016 and December 31, 2015, Transocean Partners had outstanding 19.7 million and 20.0 million publicly held common units, respectively.  At September 30, 2016 and December 31, 2015, the common and subordinated units held by us collectively represented a 71.3 percent and 70.9 percent, respectively, limited liability company interest in Transocean Partners.

In the nine months ended September 30, 2016 and 2015, Transocean Partners declared and paid an aggregate distribution of $74 million to its unitholders, of which $21 million was paid to holders of noncontrolling interest.

See Note 15—Subsequent Events.

TDSOI—In June 2016, we served notice of our intent to exercise our option to call the 30 percent ownership interest in TDSOI held by our local partner.  In July 2016, we completed the repurchase of the noncontrolling interest for a cash payment of $2 million, and as a result, TDSOI became our wholly owned subsidiary.  In connection with the transaction, we recorded a capital allocation resulting in a $12 million increase to noncontrolling interest and a corresponding decrease to additional paid‑in capital.

Note 14—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,534	$2,534	$2,339	$2,339
Restricted cash balances and investments	411	414	467	474
Long-term debt, including current maturities	8,260	7,517	8,490	6,291

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At September 30, 2016 and December 31, 2015, the aggregate carrying amount of our cash equivalents was $1.9 billion and $1.7 billion, respectively.

Restricted cash balances and investments—The carrying amount of the restricted cash balances that are subject to restrictions due to legislation, regulation or court order approximates fair value due to the short term nature of the instruments in which the restricted cash balances are held.  At September 30, 2016 and December 31, 2015, the aggregate carrying amount of such restricted cash balances was $278 million and $251 million, respectively.

The carrying amount of the restricted cash investments associated with the Eksportfinans Loans due January 2018 (the “Eksportfinans Restricted Cash Investments”) represents the amortized cost of our investment.  We measured the estimated fair value of the Eksportfinans Restricted Cash Investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At September 30, 2016 and December 31, 2015, the aggregate carrying amount of the Eksportfinans Restricted Cash Investments was $133 million and $216 million, respectively.  At September 30, 2016 and December 31, 2015, the estimated fair value of the Eksportfinans Restricted Cash Investments was $136 million and $223 million, respectively.

Debt—We measured the estimated fair value of our debt, all of which was fixed‑rate debt, using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

-  19  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 15—Subsequent Events

Secured debt offering—On October 19, 2016, we completed an offering of an aggregate principal amount of $600 million of 7.75% senior secured notes due October 15, 2024 (the “Senior Secured Notes”), and we received aggregate cash proceeds of $583 million, net of initial discount and estimated costs payable by us.  Additionally, we are required to make a cash deposit of approximately $53 million into a debt service reserve, a restricted cash account to be held by the Trustee and excluded from cash and cash equivalents on our condensed consolidated balance sheet.

The Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Thalassa and the equity of the subsidiary that owns the drilling unit.  The Senior Secured Notes are also fully and unconditionally guaranteed by Transocean Ltd., Transocean Inc. and one of our wholly owned subsidiaries.

We will pay interest on the Senior Secured Notes semiannually on April 15 and October 15 of each year, beginning April 15, 2017.  Additionally, on each interest payment date, we will be required to redeem, on a pro rata basis, an aggregate principal amount of $30 million of the notes at a price equal to 100 percent of the principal amount.  We may redeem all or a portion of the Senior Secured Notes at any time on or prior to October 15, 2020 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount, without a make‑whole provision, upon the occurrence of certain events related to the collateral rig and the related drilling contract.

The indenture that governs the Senior Secured Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation and limits the ability of our subsidiaries that own or operate Deepwater Thalassa to declare or pay dividends.

Transocean Partners—On October 4, 2016, Transocean Partners announced that it would convene a special meeting of its common unitholders to approve the Merger Agreement with us.  The meeting, which will be open to unitholders of record as of September 22, 2016, will be held on November 11, 2016.

Dispositions—Subsequent to September 30, 2016, we committed to a plan to sell for scrap the midwater floater Sedco 704 and related equipment.  At September 30, 2016, the aggregate carrying amount of the assets was $5 million.

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

-  21  -

beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward‑looking statement is based, except as required by law.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 25, 2016, we owned or had partial ownership interests in and operated 57 mobile offshore drilling units, including 29 ultra‑deepwater floaters, seven harsh environment floaters, four deepwater floaters, seven midwater floaters, and 10 high‑specification jackups.  At October 25, 2016, we also had five ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.

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

Significant Events

Transocean Partners—On July 31, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transocean Partners and two of our wholly owned subsidiaries.  Upon the closing of the merger as contemplated by the Merger Agreement, Transocean Partners will merge with one of our subsidiaries, with Transocean Partners continuing as the surviving company and a wholly owned indirect subsidiary of Transocean Ltd.  Each of the Transocean Partners common units that is issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, will be converted into the right to receive 1.1427 of our shares.  We expect to issue approximately 22.7 million shares from conditional capital to complete the merger.  No Transocean shareholder vote will be required to complete the merger.

The merger has been approved by a special committee of our board of directors, by the Transocean Partners board of directors and the Transocean Partners conflicts committee, and by the boards of directors of our subsidiary companies that are parties to the Merger Agreement.  Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by the unitholders of Transocean Partners and other customary closing conditions.  On October 4, 2016, Transocean Partners announced that it would convene a special meeting of its common unitholders to approve the Merger Agreement with us.  The meeting, which will be open to unitholders of record as of September 22, 2016, will be held on November 11, 2016.  If it is approved, we expect that the closing of the merger will take place in the fourth quarter of 2016.

Debt issuance—On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of 9.00% senior unsecured notes due July 15, 2023 (the “9.00% Senior Notes”), and we received aggregate cash proceeds of $1.21 billion, net of initial  discount and estimated costs payable by us.  On October 19, 2016, we completed an offering of an aggregate principal amount of $600 million of 7.75% senior secured notes due October 15, 2024 (the “Senior Secured Notes”), and we received aggregate cash proceeds of $583 million, net of initial discount and estimated costs payable by us.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt tender offer—On August 1, 2016, we completed a tender offer (the “Tender Offer”) to purchase for cash up to $1.0 billion aggregate principal amount of our 6.50% Senior Notes due November 2020, 6.375% Senior Notes due December 2021 and 3.8% Senior Notes due October 2022 (collectively, the “Tendered Notes”).  In connection with the Tender Offer, we received valid tenders from holders of an aggregate principal amount of $981 million of the Tendered Notes, and we made an aggregate cash payment of $876 million to settle the Tendered Notes.  In the three and nine months ended September 30, 2016, as a result of the retirement of the Tendered Notes, we recognized an aggregate gain of $104 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt repurchases—In the nine months ended September 30, 2016, we completed the settlements of transactions to repurchase in the open market an aggregate principal amount of $365 million of our debt securities for an aggregate cash payment of $320 million.  As a result, we recognized an aggregate gain of $44 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

-  22  -

Fleet expansion—During the nine months ended September 30, 2016, we completed construction of and placed into service the ultra‑deepwater floaters Deepwater Thalassa and Deepwater Proteus.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Drilling contract terminations and cancellations—As a result of recent market conditions, we have observed an unprecedented level of early drilling contract terminations and cancellations in the contract drilling industry.  In the nine months ended September 30, 2016, we recognized revenues of $276 million associated with early terminations and cancellations of drilling contracts for six of our rigs.  In October 2016, we received a notice of early termination of the drilling contract for Discoverer India.  See “—Outlook,” “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of cash.”

Dispositions—During the nine months ended September 30, 2016, we completed the sale of a deepwater floater and five midwater floaters,  along with related equipment.  In connection with the sale of these assets, we received aggregate net cash proceeds of $11 million, and we recognized an aggregate net gain of $8 million.  See “—Liquidity and Capital Resources—Drilling fleet.”

Impairments of long‑lived assets—During the nine months ended September 30, 2016, we committed to a plan to sell for scrap value a deepwater floater and three midwater floaters along with related equipment.  As a result, we recognized an aggregate loss of $34 million ($31 million, net of tax) associated with the impairment of these assets.  In October 2016, we committed to a plan to sell for scrap value the midwater floater Sedco 704 along with related equipment.  See “—Liquidity and Capital Resources—Drilling fleet.”

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

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, particularly for high‑specification assets.  However, although commodity pricing has improved over the past quarter, our customers continue to focus on cost reduction and remain disciplined with respect to allocation of capital.  As such, we expect them to continue to limit spending on exploration and development opportunities into 2017.  The risks of project delays, contract renegotiations and contract terminations are also expected to persist in the near term.  Additionally, as a result of the challenging hydrocarbon price environment, we  have seen an increased number of requests for nonstandard contractual terms and concessions, including extended payment terms.  During the year ended December 31, 2015, our customers early terminated or cancelled contracts for Discoverer Americas,  Polar Pioneer,  Sedco 714, Sedco Energy and Transocean Spitsbergen.  Then, in the nine months ended September 30, 2016, we received notices of early termination or cancellation of drilling contracts for Deepwater Champion,  Deepwater Millennium, Discoverer Deep Seas,  GSF Constellation II, GSF Development Driller I and Transocean John Shaw.  In October 2016, we received a notice of early termination of the drilling contract for Discoverer India.

As expected, few new contracts have been awarded year to date, and this trend is likely to continue through the remainder of 2016, resulting in falling rig utilization rates and exacerbating the negative pressure on rig pricing.  Over time, we believe the oversupply of oil will decrease as the current supply and demand imbalance narrows.  As spare oil capacity diminishes, we expect upward pressure on commodity pricing with subsequent increased demand for drilling rigs.  As of October 24, 2016, our contract backlog was $12.2 billion compared to $13.7 billion as of July 21, 2016.

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

As of October 24, 2016, uncommitted fleet rates for the remainder of 2016 and each of the subsequent four years in the period ending December 31, 2020 were as follows:

	2016	2017	2018	2019	2020
Uncommitted fleet rate
Ultra-deepwater floaters	55%	67%	78%	86%	90%
Harsh environment floaters	57%	70%	86%	93%	100%
Deepwater floaters	53%	50%	58%	100%	100%
Midwater floaters	86%	88%	93%	100%	100%
High-specification jackups	58%	76%	93%	100%	100%

-  23  -

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

	October 24,	July 21,	February 11,
	2016	2016	2016
Contract backlog	(In millions)
Ultra-deepwater floaters	$10,740	$12,165	$13,539
Harsh environment floaters	746	753	920
Deepwater floaters	299	332	320
Midwater floaters	150	156	261
High-specification jackups	246	314	467
Total contract backlog	$12,181	$13,720	$15,507

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

In October 2016, we received a notice of early termination of the drilling contract for Discoverer India, effective December 2016.  As a result of this termination, our contract backlog for ultra‑deepwater floaters presented as of October 24, 2016 reflects a reduction of approximately $760 million to remove the backlog related to this contract.

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	September 30,	June 30	September 30,
	2016	2016	2015
Average daily revenue
Ultra-deepwater floaters	$485,300	$503,000	$475,800
Harsh environment floaters	$225,900	$343,500	$493,400
Deepwater floaters	$234,100	$238,600	$368,600
Midwater floaters	$240,400	$304,600	$350,000
High-specification jackups	$143,100	$137,900	$172,700
Total fleet average daily revenue	$330,900	$353,700	$385,300

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

	Three months ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Revenue efficiency
Ultra-deepwater floaters	100%	97%	92%
Harsh environment floaters	97%	98%	99%
Deepwater floaters	96%	97%	99%
Midwater floaters	103%	99%	98%
High-specification jackups	114%	87%	99%
Total fleet average revenue efficiency	101%	97%	95%

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

In the three months ended September 30, 2016, revenue efficiency for our fleet exceeded maximum revenues primarily as a result of achieving higher performance, earning certain contractual incentive bonuses and collecting previously deferred revenues.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Rig utilization
Ultra-deepwater floaters	45%	43%	65%
Harsh environment floaters	71%	46%	66%
Deepwater floaters	50%	52%	67%
Midwater floaters	42%	48%	78%
High-specification jackups	50%	59%	78%
Total fleet average rig utilization	49%	47%	70%

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

Operating Results

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	September 30,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,657	4,063	(1,406)	(35)%
Average daily revenue	$330,900	$385,300	$(54,400)	(14)%
Revenue efficiency	101%	95%
Rig utilization	49%	70%

Contract drilling revenues	$883	$1,569	$(686)	(44)%
Other revenues	20	39	(19)	(49)%
	903	1,608	(705)	(44)%
Operating and maintenance expense	(404)	(880)	476	54%
Depreciation expense	(225)	(210)	(15)	(7)%
General and administrative expense	(39)	(45)	6	13%
Loss on impairment	(11)	(13)	2	15%
Gain (loss) on disposal of assets, net	1	(15)	16	n/m
Operating income	225	445	(220)	(49)%
Other income (expense), net
Interest income	5	5	—	—%
Interest expense, net of amounts capitalized	(112)	(109)	(3)	(3)%
Gain on retirement of debt	110	7	103	n/m
Other, net	7	(4)	11	n/m
Income from continuing operations before income tax expense	235	344	(109)	(32)%
Income tax benefit (expense)	9	(17)	26	n/m
Income from continuing operations	$244	$327	$(83)	(25)%

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the following: (a) approximately $485 million of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $205 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $90 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by the following: (a) approximately $90 million of increased revenues associated with our newbuild ultra‑deepwater drillships that commenced operations in the nine months ended September 30, 2016 and (b) approximately $40 million of increased revenues resulting from improved revenue efficiency.

Other revenues decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to approximately $19 million of decreased revenues for reimbursable items.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the following: (a) approximately $280 million of decreased costs and expenses resulting from cost reductions related to our idle or stacked rigs, (b) approximately $125 million of decreased costs and expenses resulting from our active fleet primarily related to optimized maintenance and shipyard expenses, reduced materials and supplies obsolescence and reduced personnel costs, (c) approximately $65 million of decreased costs and expenses resulting from rigs sold or classified as held for sale and (d) approximately $50 million of reduced onshore costs.  These decreases were partially offset by the following: (a) approximately $25 million of increased costs and expenses associated with our newbuild ultra‑deepwater drillships that commenced operations in the nine months ended September 30, 2016 and (b) $21 million of costs and expenses related to the Transocean Winner grounding incident.

-  26  -

Depreciation expense increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to our newbuild ultra‑deepwater drillships and other property and equipment that were placed into service subsequent to September 30, 2015.

Other income and expense—Gain on retirement of debt increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an agrregate gain of $104 million resulting from the completion of our tender offer of up to $1.0 billion aggregate principal amount of certain of our debt securities.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended September 30, 2016 and 2015, our effective tax rate, excluding discrete items, was 21.2 percent and 7.5 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  In the three months ended September 30, 2016 and 2015, the effect of the various discrete period tax items was a net tax benefit of $38 million and $9 million, respectively.  For the three months ended September 30, 2016 and 2015, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (3.8) percent and 4.9 percent, respectively, based on income from continuing operations before income tax expense.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the three months ended September 30, 2016, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, Switzerland, the U.K. and the U.S.

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

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended
	September 30,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	8,042	13,515	(5,473)	(40)%
Average daily revenue	$360,700	$394,800	$(34,100)	(9)%
Revenue efficiency	97%	96%
Rig utilization	49%	75%

Contract drilling revenues	$2,912	$5,346	$(2,434)	(46)%
Other revenues	275	189	86	46%
	3,187	5,535	(2,348)	(42)%
Operating and maintenance expense	(1,569)	(2,161)	592	27%
Depreciation expense	(667)	(750)	83	11%
General and administrative expense	(124)	(135)	11	8%
Loss on impairment	(34)	(1,839)	1,805	98%
Loss on disposal of assets, net	—	(20)	20	n/m
Operating income	793	630	163	26%
Other income (expense), net
Interest income	15	17	(2)	(12)%
Interest expense, net of amounts capitalized	(296)	(345)	49	14%
Gain on retirement of debt	148	7	141	n/m
Other, net	9	38	(29)	(76)%
Income from continuing operations before income tax expense	669	347	322	93%
Income tax expense	(82)	(140)	58	41%
Income from continuing operations	$587	$207	$380	n/m

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the following: (a) approximately $1.8 billion of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $590 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $245 million of decreased revenues resulting from lower dayrates, partially offset by (d) approximately $180 million of increased revenues associated with our newbuild ultra-deepwater drillships that commenced operations in the nine months ended September 30, 2016.

Other revenues increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to approximately $161 million of increased revenues resulting from drilling contracts early terminated or cancelled by our customers, partially offset by approximately $73 million of decreased revenues for reimbursable items.

Costs and expenses—Excluding the effect of $788 million resulting from cost reimbursements from settlements, recoveries from insurance and net adjustments to contingent liabilities associated with the Macondo well incident in the prior‑year period, operating and maintenance costs and expenses decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 by approximately $1.4 billion.  These decreases were primarily due to the following: (a) approximately $830 million of decreased costs and expenses resulting from cost reductions for rigs idle or stacked, (b) approximately $270 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (c) approximately $205 million of decreased costs and expenses for our active fleet primarily related to optimized maintenance and shipyard expenses, reduced materials and supplies obsolescence and reduced personnel costs and (d) approximately $125 million of onshore cost reductions.  These decreases were partially offset by approximately $55 million of increased costs and expenses associated with our newbuild ultra-deepwater drillships that commenced operations in the nine months ended September 30, 2016.

Depreciation expense decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the following: (a) approximately $86 million of decreased depreciation resulting from the impairment of our deepwater floater and midwater floater asset groups in the year ended December 31, 2015 and (b) approximately $40 million of

-  28  -

decreased depreciation resulting from rigs sold or classified as held for sale.  These decreases were partially offset by approximately $50 million of increased depreciation associated with our two newbuild ultra‑deepwater drillships and other property and equipment placed into service subsequent to September 30, 2015.

Impairments—In the nine months ended September 30, 2016, we recognized a loss of $34 million associated with the impairment of certain assets classified as held for sale.  In the nine months ended September 30, 2015, we recognized a loss on impairment related to the following: (a) a loss of $507 million associated with the impairment of our deepwater floater asset group, (b) a loss of $668 million associated with the impairment of our midwater floater asset group and (c) an aggregate loss of $664 million associated with the impairment of certain assets classified as held for sale.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the following: (a) approximately $121 million of decreased interest expense resulting from debt retired in connection with our tender offer, repurchases and redemptions and (b) approximately $40 million of increased interest capitalized in connection with our newbuild construction program, partially offset by (c) approximately $87 million of increased interest expense resulting from interest rate increases in connection with downgrades to the credit rating for our senior unsecured long‑term debt and (d) approximately $23 million of increased interest expense resulting from issuance of new debt in the nine months ended September 30, 2016.

Gain on retirement of debt increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the following: (a) an aggregate gain of $104 million resulting from the completion of our tender offer of up to $1.0 billion aggregate principal amount of certain of our debt securities and (b) an aggregate gain of $44 million resulting from our repurchases of $365 million aggregate principal amount of our debt securities.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the nine months ended September 30, 2016 and 2015, our effective tax rate, excluding discrete items, was 21.5 percent and 18.0 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  The tax effect, if any, of the excluded items as well as settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the nine months ended September 30, 2016 and 2015, the effect of the various discrete period tax items was a net tax benefit of $34 million and $9 million, respectively.  For the nine months ended September 30, 2016 and 2015, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of 12.3 percent and 40.3 percent, respectively, based on income from continuing operations before income tax expense.

For the nine months ended September 30, 2016, to calculate our estimated effective income tax rate, excluding discrete items, of 21.5 percent in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the nine months ended September 30, 2016, our estimated effective income tax rate, excluding discrete items, would have been 22.7 percent if we had included all jurisdictions in our calculations.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our annual marginal tax rate is lower than our annual effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the annual effective tax rate calculation for the nine months ended September 30, 2016, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, Switzerland, the U.K. and the U.S.

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

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2016, we had $2.5 billion in cash and cash equivalents.  In the nine months ended September 30, 2016, our primary sources of cash were our cash flows from operating activities, including cash proceeds from customers that executed early terminations or cancellations of drilling contracts; net proceeds from the issuance of debt and net proceeds from restricted cash investments.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild construction projects, settlement of the Tendered Notes, debt repurchased in the open market and payment of scheduled installments for our Macondo well incident settlement obligations.

	Nine months ended
	September 30,
	2016	2015	Change
	(In millions)
Cash flows from operating activities
Net income	$587	$209	$378
Depreciation	667	750	(83)
Loss on impairment	34	1,839	(1,805)
Gain on retirement of debt	(148)	(7)	(141)
Deferred income tax expense (benefit)	11	(104)	115
Other non-cash items, net	39	122	(83)
Changes in deferred revenues and costs, net	36	24	12
Changes in Macondo well incident assets and liabilities, net	(60)	(391)	331
Changes in other operating assets and liabilities, net	112	43	69
	$1,278	$2,485	$(1,207)

Net cash provided by operating activities decreased primarily due to reduced operating activities, partially offset by cash proceeds of $663 million received in the prior‑year period associated with insurance recoveries with no comparable activity in the current‑year period, cash proceeds of $349 million received from customers in the current‑year period for early terminations or cancellations of drilling contracts with no comparable activity in the prior‑year period, and decreased cash payments of $200 million for scheduled installments for our Macondo well incident settlement obligations.

	Nine months ended
	September 30,
	2016	2015	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(1,072)	$(1,336)	$264
Proceeds from disposal of assets, net	16	36	(20)
Proceeds from repayment of loans receivable	—	15	(15)
	$(1,056)	$(1,285)	$229

Net cash used in investing activities decreased primarily due to reduced capital expenditures, primarily associated with milestone payments for our major construction projects and other shipyard projects.

	Nine months ended
	September 30,
	2016	2015	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net	$1,210	$—	$1,210
Repayments of debt	(1,316)	(1,306)	(10)
Proceeds from cash investments restricted for financing activities, net of deposits	100	110	(10)
Distributions of qualifying additional paid-in capital	—	(381)	381
Other, net	(21)	(24)	3
	$(27)	$(1,601)	$1,574

Net cash used in financing activities decreased primarily due to the receipt of net cash proceeds from issuance of the 9.0% Senior Notes with no comparable activity in the prior‑year period and cash used to pay our shareholders installments of distributions of qualifying additional paid‑in capital in the prior‑year period with no comparable activity in the current‑year period.

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

In the nine months ended September 30, 2016, we made capital expenditures of $1.1 billion, including capitalized interest of $130 million.  The historical and projected capital expenditures and other capital additions for our recently completed and ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	nine months	three months					Total
	through	ended	ending					estimated
	December 31,	September 30,	December 31,	For the years ending December 31,				costs
	2015	2016	2016	2017	2018	2019	2020	at completion
	(In millions)
Deepwater Thalassa (a)	$861	$22	$17	$—	$—	$—	$—	$900
Deepwater Proteus (a)	758	68	—	—	—	—	—	826
Deepwater Conqueror (b)	301	488	61	10	—	—	—	860
Deepwater Pontus (c)	459	265	45	131	—	—	—	900
Deepwater Poseidon (c)	450	82	204	151	38	—	—	925
Transocean Cassiopeia (d)	54	3	1	6	3	12	196	275
Ultra-Deepwater drillship TBN1 (e)	204	12	1	50	26	61	466	820
Transocean Centaurus (d)	53	3	1	6	8	12	207	290
Transocean Cepheus (d)	53	3	1	6	8	11	208	290
Ultra-Deepwater drillship TBN2 (e)	157	9	1	34	14	36	499	750
Transocean Cetus (d)	52	2	—	—	7	10	214	285
Transocean Circinus (d)	51	2	—	—	4	10	213	280
Total	$3,453	$959	$332	$394	$108	$152	$2,003	$7,401

(a)

The ultra‑deepwater floaters Deepwater Thalassa and Deepwater Proteus were placed into service and commenced operations in February 2016 and May 2016, respectively.  In the remainder of the year ending December 31, 2016, we expect to take delivery of additional equipment, ordered but not yet received.

(b)

Deepwater Conqueror, a newbuild ultra‑deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the first quarter of 2017.

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

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales.  We also have available credit under a $3.0 billion unsecured five‑year revolving credit facility, as described below, and may utilize other commercial bank or capital market financings.  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the nine months ended September 30, 2016, we identified four such drilling units that we have sold or intend to sell for scrap value.  During the year ended December 31, 2015, we identified 22 such drilling units that we have sold for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.

-  31  -

During the nine months ended September 30, 2016, we completed the sale of one deepwater floater and five midwater floaters, along with related equipment, and we received net cash proceeds of $11 million.  During the year ended December 31, 2015, we completed the sale of two ultra‑deepwater floaters, six deepwater floaters and nine midwater floaters, along with related equipment, and we received aggregate net cash proceeds of $35 million.

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

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  During the year ended December 31, 2015, three credit rating agencies downgraded their credit ratings of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”) to Debt Ratings that are below investment grade.  During the nine months ended September 30, 2016, three of the credit rating agencies further downgraded our Debt Rating.  Such downgrades have caused, and any further downgrades may cause, us to experience increased fees under our credit facility and interest rates under agreements governing certain of our senior notes and may limit our ability to access debt markets.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Debt issuance—On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of the 9.00% Senior Notes, and we received aggregate cash proceeds of $1.21 billion, net of initial discount and estimated costs payable by us.  We used the majority of the net proceeds from the debt offering to complete the Tender Offer (see “Debt tender offer”).  We will pay interest on the 9.00% Senior Notes semiannually on January 15 and July 15 each year, beginning on January 15, 2017.

On October 19, 2016, we completed an offering of an aggregate principal amount of $600 million of the Senior Secured Notes, and we received aggregate cash proceeds of $583 million, net of initial discount and estimated costs payable by us.  We will pay interest on the Senior Secured Notes semiannually on April 15 and October 15 of each year, beginning April 15, 2017.  Additionally, on each interest payment date, we will be required to redeem, on a pro rata basis an aggregate principal amount of $30 million of the notes at a price equal to 100 percent of the principal amount.

Debt tender offer—On August 1, 2016, we completed the Tender Offer to purchase for cash up to $1.0 billion aggregate principal amount of the Tendered Notes.  As a result of the Tender Offer, we received valid tenders from holders of an aggregate principal amount of $981 million of the Tendered Notes, and in the three and nine months ended September 30, 2016, we made an aggregate cash payment of $876 million to settle the Tendered Notes.

Debt repurchases and redemptions—In the nine months ended September 30, 2016, we repurchased in the open market an aggregate principal amount of $365 million of our debt securities for an aggregate cash payment of $320 million.  In the year ended December 31, 2015, we repurchased in the open market an aggregate principal amount of $503 million of certain of our debt securities for an aggregate cash payment of $468 million.  On July 30, 2015, we redeemed the remaining aggregate principal amount of $893 million of the 4.95% Senior Notes due November 2015 for an aggregate cash payment of $904 million.

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

-  32  -

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

On May 29, 2015, together with the Plaintiffs’ Steering Committee (the “PSC”), we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  The PSC Settlement Agreement is subject to approval by the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) and acceptance by a minimum number of plaintiffs.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account pending approval of the settlement by the MDL Court.  As of October 25, 2016, the balance of our escrow account was $237 million.

Effective October 13, 2015, we finalized a settlement agreement with the states of Alabama, Florida, Louisiana, Mississippi, and Texas (collectively, the “States”), pursuant to which the States agreed to release all of their claims against us arising from the Macondo well incident.  On October 22, 2015, we made an aggregate cash payment of $35 million to the States.

Pursuant to a cooperation guilty plea agreement by and among the U.S. Department of Justice (“DOJ”) and certain of our affiliates (the “Plea Agreement”), which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences in scheduled installments through February 2017.  In each of the nine months ended September 30, 2016 and 2015, we made aggregate cash payments of $60 million.  The final installment of $60 million is due on or before February 14, 2017.

Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (“the Consent Decree”), which was approved by the court on February 19, 2013, we agreed to pay a civil penalty totaling $1.0 billion, plus interest at a fixed rate of 2.15 percent.  In the three months ended March 31, 2015, we paid the final installment of $204 million, including interest.

Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  At September 30, 2016, our debt to tangible capitalization ratio, as defined, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent depending on our Debt Rating.  At October 25, 2016, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At October 25, 2016, we had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Noncontrolling interest—In the nine months ended September 30, 2016, Transocean Partners declared and paid an aggregate distribution of $74 million, of which $21 million was paid to the holders of noncontrolling interest.  In the year ended December 31, 2015, Transocean Partners declared and paid an aggregate distribution of $100 million to its unitholders, of which $29 million was paid to the holders of noncontrolling interest.

On November 4, 2015, Transocean Partners announced that its board of directors approved a unit repurchase program, authorizing it to repurchase up to $40 million of its publicly held common units.  Subject to market conditions, Transocean Partners may repurchase units from time to time in the open market or in privately negotiated transactions.  It may suspend or discontinue the program at

-  33  -

any time.  The Merger Agreement restricts Transocean Partners’ ability to repurchase its common units without our consent, and no such repurchases have been made since entering into the agreement.  The common units repurchased under the program will be cancelled.  As of October 25, 2016, Transocean Partners had repurchased 478,376 of its publicly held common units for an aggregate purchase price of $4 million.  At October 25, 2016, we held a 71.3 percent limited liability company interest in Transocean Partners.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.6 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2015, we held 2.9 million of our shares. On October 29, 2015, shareholders at our extraordinary general meeting approved the cancellation of all shares that have been repurchased to date under our share repurchase program.  The shares repurchased under our share repurchase program were cancelled as of January 7, 2016 upon registration of the cancellation in the commercial register.  In the year ended December 31, 2015 and the nine months ended September 30, 2016, we did not purchase any shares under our share repurchase program.

Based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt ratings considerations and other factors, we may elect to retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, we may elect not to repurchase any additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  At October 25, 2016, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.

Contractual obligations—Except as disclosed below, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2015.  As of September 30, 2016, certain of our contractual obligations stated at face value were as follows:

		For the twelve months ending September 30,
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
	(in millions)
Contractual obligations
Debt	$7,737	$1,044	$1,497	$519	$4,677
Interest on debt	3,920	435	601	541	2,343

Other commercial commitments—As of September 30, 2016, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2015.

Contingencies and Uncertainties

Macondo well incident

On April 22, 2010, the ultra‑deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to BP.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the MDL Court.  A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the DOJ, BP, the PSC and the States.  We believe the remaining most notable claims against us arising from the Macondo well incident are the 36  settlement class opt‑outs from the PSC Settlement Agreement.  We can provide no assurance as to the outcome of the remaining claims arising from the Macondo well incident, the timing of any upcoming appeal or further rulings, or that we will not enter into additional settlements as to some or all of the remaining matters related to the Macondo well incident. See Notes to Condensed Consolidated Financial Statements—Note 11—Contingencies.

Tax matters

We conduct operations through our various subsidiaries in a number of countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  In March 2016, the U.K. publicly announced its 2016 Budget and Finance Bill.  These initial tax reform proposals included measures that would deny tax deductions or require inclusion of taxable income for certain cross‑border structure arrangements and transactions.  On September 15, 2016, the final 2016 Finance Act received Royal Assent and was enacted into law.  The tax reforms in the initial proposals that could have resulted in a higher effective tax rate and increased tax costs due to our controlling interest in Transocean Partners were not included in the final 2016 Finance Act.

We file federal and local tax returns in several jurisdictions throughout the world.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While

-  34  -

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2015.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2016, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our long‑term and short‑term debt, our restricted cash balances and investments and our international operations.  For a discussion of our interest rate risk and currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2015.  There have been no material changes to these previously reported matters during the nine months ended September 30, 2016.

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the  United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a‑15 and 15d‑15, were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program and in response to events arising generally within our industry and in the markets where we do business.  For example, in the year ended December 31, 2015, we began investigating statements made by a former employee of Petróleo Brasileiro S.A. (“Petrobras”) related to the award to us of a drilling services contract in Brazil.  These statements were made in connection with an ongoing criminal investigation by the Brazilian authorities into Petrobras and certain other companies and individuals.  We have completed our internal investigation, and we have not identified any wrongdoing by any of our employees or agents in connection with our business.  We have voluntarily met with governmental authorities in the United States to discuss the statements made by the former Petrobras employee and our internal investigation as well as our findings.  We will continue to investigate these types of allegations and cooperate with governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has, or will, occur; however, there can be no assurance as to the outcome of these matters.

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2015 and in “Item 1A. Risk Factors” in our quarterly report on Form 10‑Q for the quarterly period ended June 30, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs	(in millions)
July 2016	—	$—	—	$3.338
August 2016	—	—	—	3.338
September 2016	—	—	—	3.338
Total	—	$—	—	$3.338

Share repurchase program

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

-  36  -

Item 4.Mine Safety Disclosures

Not applicable.

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
	2.1

Agreement and Plan of Merger among Transocean Ltd., Transocean Partners Holdings Ltd., TPHL Holdings LLC and Transocean Partners LLC, dated July 31, 2016 (incorporated by reference to Exhibit 2.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 1, 2016)

	3.1

Articles of Association of Transocean Ltd. incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s quarterly report on Form 10‑Q (Commission File No. 000‑53533) for the quarterly period ended June 30, 2016)

	3.2

Organizational Regulations of Transocean Ltd. (incorporated by reference to Exhibit 3.2 to Transocean Ltd.’s quarterly report on Form 10‑Q (Commission File No. 000‑53533) for the quarterly period ended September 30, 2014)

	4.1

Indenture, dated as of July 21, 2016, by and among Transocean Inc., the Guarantors and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on July 22, 2016)

†	4.2	Indenture, dated as of October 19, 2016, by and among Transocean Phoenix 2 Limited, Transocean Ltd., Transocean Inc., Triton Capital II GmbH and Wells Fargo Bank, National Association
†	10.1	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016
†	10.2	Employment Agreement with Mark L. Mey effective September 1, 2016
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101	Interactive data files

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 2, 2016.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President, Supply Chain and Corporate Controller
(Principal Accounting Officer)

-  37  -