Form 10-Q
period 2017-03-31
Transocean Ltd.
filed 2017-05-03
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and ”emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☑   Accelerated filer ☐   Non‑accelerated filer (do not check if a smaller reporting company) ☐
Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes ☐   No ☑

As of April 25, 2017, 391,045,417 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10‑Q

QUARTER ENDED MARCH 31, 2017

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Operating revenues
Contract drilling revenues	$738	$1,111
Other revenues	47	230
	785	1,341
Costs and expenses
Operating and maintenance	343	655
Depreciation	232	217
General and administrative	39	43
	614	915
Loss on impairment	—	(3)
Gain on disposal of assets, net	2	1
Operating income	173	424

Other income (expense), net
Interest income	6	6
Interest expense, net of amounts capitalized	(127)	(89)
Other, net	3	(1)
	(118)	(84)
Income from continuing operations before income tax expense	55	340
Income tax expense (benefit)	(40)	98
Income from continuing operations	95	242
Loss from discontinued operations, net of tax	—	(1)

Net income	95	241
Net income attributable to noncontrolling interest	4	6
Net income attributable to controlling interest	$91	$235

Earnings per share-basic
Earnings from continuing operations	$0.23	$0.64
Earnings from discontinued operations	—	—
Earnings per share	$0.23	$0.64

Earnings per share-diluted
Earnings from continuing operations	$0.23	$0.64
Earnings from discontinued operations	—	—
Earnings per share	$0.23	$0.64

Weighted-average shares outstanding
Basic	390	364
Diluted	390	364

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Net income	$95	$241
Net income attributable to noncontrolling interest	4	6
Net income attributable to controlling interest	91	235

Components of net periodic benefit costs before reclassifications	(2)	(7)
Components of net periodic benefit costs reclassified to net income	1	2

Other comprehensive loss before income taxes	(1)	(5)
Income taxes related to other comprehensive loss	—	—
Other comprehensive loss	(1)	(5)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive loss attributable to controlling interest	(1)	(5)

Total comprehensive income	94	236
Total comprehensive income attributable to noncontrolling interest	4	6
Total comprehensive income attributable to controlling interest	$90	$230

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$3,093	$3,052
Accounts receivable, net of allowance for doubtful accounts of less than $1 at March 31, 2017 and December 31, 2016	850	898
Materials and supplies, net of allowance for obsolescence of $154 and $153 at March 31, 2017 and December 31, 2016, respectively	553	561
Restricted cash	442	466
Other current assets	133	121
Total current assets	5,071	5,098

Property and equipment	27,459	27,372
Less accumulated depreciation	(6,493)	(6,279)
Property and equipment, net	20,966	21,093
Deferred income taxes, net	309	298
Other assets	371	400
Total assets	$26,717	$26,889

Liabilities and equity
Accounts payable	$162	$206
Accrued income taxes	76	95
Debt due within one year	1,458	724
Other current liabilities	851	960
Total current liabilities	2,547	1,985

Long-term debt	6,937	7,740
Deferred income taxes, net	170	178
Other long-term liabilities	1,128	1,153
Total long-term liabilities	8,235	9,071

Commitments and contingencies
Redeemable noncontrolling interest	35	28

Shares, CHF 0.10 par value, 417,060,033 authorized, 143,783,041 conditionally authorized and 394,801,990 issued at March 31, 2017 and December 31, 2016 and 390,930,439 and 389,366,241 outstanding at March 31, 2017 and December 31, 2016, respectively	37	36
Additional paid-in capital	11,000	10,993
Retained earnings	5,147	5,056
Accumulated other comprehensive loss	(284)	(283)
Total controlling interest shareholders’ equity	15,900	15,802
Noncontrolling interest	—	3
Total equity	15,900	15,805
Total liabilities and equity	$26,717	$26,889

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Three months ended
	March 31,		March 31,
	2017	2016	2017	2016
	Quantity		Amount
Shares
Balance, beginning of period	389	364	$36	$5,193
Issuance of shares under share-based compensation plans	2	1	1	—
Reduction of par value	—	—	—	(5,159)
Balance, end of period	391	365	$37	$34

Additional paid-in capital
Balance, beginning of period			$10,993	$5,736
Share-based compensation			10	13
Issuance of shares under share-based compensation plans			(1)	—
Reduction of par value			—	5,159
Cancellation of shares held in treasury			—	(240)
Allocated capital for transactions with holders of noncontrolling interest			—	4
Other, net			(2)	(1)
Balance, end of period			$11,000	$10,671

Treasury shares, at cost
Balance, beginning of period			$—	$(240)
Cancellation of shares held in treasury			—	240
Balance, end of period			$—	$—

Retained earnings
Balance, beginning of period			$5,056	$4,278
Net income attributable to controlling interest			91	235
Balance, end of period			$5,147	$4,513

Accumulated other comprehensive loss
Balance, beginning of period			$(283)	$(277)
Other comprehensive loss attributable to controlling interest			(1)	(5)
Balance, end of period			$(284)	$(282)

Total controlling interest shareholders’ equity
Balance, beginning of period			$15,802	$14,690
Total comprehensive income attributable to controlling interest			90	230
Share-based compensation			10	13
Allocated capital for transactions with holders of noncontrolling interest			—	4
Other, net			(2)	(1)
Balance, end of period			$15,900	$14,936

Noncontrolling interest
Balance, beginning of period			$3	$310
Total comprehensive income (loss) attributable to noncontrolling interest			(3)	3
Distributions to holders of noncontrolling interest			—	(8)
Acquisition of noncontrolling interest			—	(3)
Allocated capital for transactions with holders of noncontrolling interest			—	(4)
Balance, end of period			$—	$298

Total equity
Balance, beginning of period			$15,805	$15,000
Total comprehensive income			87	233
Share-based compensation			10	13
Distributions to holders of noncontrolling interest			—	(8)
Acquisition of noncontrolling interest			—	(3)
Other, net			(2)	(1)
Balance, end of period			$15,900	$15,234

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$95	$241
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	232	217
Share-based compensation expense	10	13
Loss on impairment	—	3
Gain on disposal of assets, net	(2)	(1)
Deferred income tax expense (benefit)	(19)	20
Other, net	7	5
Changes in deferred revenues, net	(68)	(25)
Changes in deferred costs, net	16	35
Changes in operating assets and liabilities	(87)	123
Net cash provided by operating activities	184	631

Cash flows from investing activities
Capital expenditures	(122)	(368)
Proceeds from disposal of assets, net	4	4
Net cash used in investing activities	(118)	(364)

Cash flows from financing activities
Repayments of debt	(72)	(55)
Deposits to cash accounts restricted for financing activities	—	(24)
Proceeds from cash accounts and investments restricted for financing activities	50	49
Distributions to holders of noncontrolling interest	—	(7)
Other, net	(3)	5
Net cash used in financing activities	(25)	(32)

Net increase in cash and cash equivalents	41	235
Cash and cash equivalents at beginning of period	3,052	2,339
Cash and cash equivalents at end of period	$3,093	$2,574

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At March 31, 2017, we owned or had partial ownership interests in and operated 56 mobile offshore drilling units, including 30 ultra‑deepwater floaters, seven harsh environment floaters, three deepwater floaters, six midwater floaters and 10 high‑specification jackups.  At March 31, 2017, we also had four ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 included in our annual report on Form 10‑K filed on March 7, 2017.

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

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  As of March 31, 2017, we had ceased capitalization of interest costs on four of our uncontracted newbuilds due to a pause in construction progress.  In the three months ended March 31, 2017 and 2016, we capitalized interest costs of $30 million and $49 million, respectively, for construction work in progress.

Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current period’s presentation.  Such reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 3—New Accounting Pronouncements

Recently adopted accounting standards

Stock compensation—Effective January 1, 2017, we adopted the accounting standards update that allows for simplification of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Our adoption did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

-  6  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Recently issued accounting standards

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

Leases—Effective no later than January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Under the updated accounting standards, we have determined that our drilling contracts contain a lease component, and our adoption, therefore, will require that we separately recognize revenues associated with the lease and services components.  Given the interaction with the accounting standards update related to revenue from contracts with customers, we expect to adopt the updates concurrently, effective January 1, 2018, and we expect to apply the modified retrospective approach to our adoption.  Our adoption, and the ultimate effect on our condensed consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances, and such effect could introduce variability to the timing of our revenue recognition relative to current accounting standards.  We are evaluating the requirements to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

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

Statement of cash flows—Effective no later than January 1, 2018, we will adopt the accounting standards update that requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods.  Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our condensed consolidated statements of cash flows, we will remove the effect of proceeds from and deposits to restricted accounts from our cash flows provided by or used in operating and financing activities, as applicable.  For the three months ended March 31, 2017 and 2016, such changes would not have had a material effect on our condensed consolidated statements of cash flows.

Retirement benefits—Effective no later than January 1, 2018, we will adopt the accounting standards update that requires an employer to disaggregate the service cost component from the other components of net benefit cost related to defined benefit retirement plans and other postemployment benefit plans.  The update requires that the service cost component be presented in the same line item as other compensation costs for employees and the other components of net benefit cost in other income and expense on our condensed consolidated statements of operations.  The update also allows only the service cost component of net benefit cost to be eligible for capitalization.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  We do not expect that our adoption will have a material effect on our condensed consolidated statements of cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Variable Interest Entities

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, is a variable interest entity for which we are the primary beneficiary.  The carrying amount of ADDCL, after eliminating the effect of intercompany transactions, was as follows (in millions):

	March 31,	December 31,
	2017	2016
Assets	$810	$787
Liabilities	20	25
Net carrying amount	$790	$762

-  7  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 5—Drilling Fleet

Construction work in progress—For the three months ended March 31, 2017 and 2016, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Three months ended
	March 31,
	2017	2016
Construction work in progress, at beginning of period	$2,171	$3,735

Capital expenditures
Newbuild construction program	88	324
Other equipment and construction projects	34	44
Total capital expenditures	122	368
Changes in accrued capital additions	(18)	(74)

Property and equipment placed into service
Newbuild construction program	—	(849)
Other property and equipment	(41)	(115)
Construction work in progress, at end of period	$2,234	$3,065

Impairments—In the three months ended March 31, 2016, we recognized an aggregate loss of $3 million ($2 million, net of tax), associated with the impairment of the midwater floater Transocean John Shaw, along with related equipment, which was classified as an asset held for sale at the time of impairment.  We measured the impairment of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related equipment to be sold for scrap value.  If we commit to plans to sell additional rigs for values below the respective carrying amounts or commit to plans to recycle additional rigs and sell them for scrap value, we may be required to recognize additional losses associated with the impairment of such assets.  Such losses could be material.

Assets held for sale—At March 31, 2017, the aggregate carrying amount of our assets held for sale was $3 million, recorded in other current assets.  At December 31, 2016, the aggregate carrying amount of our assets held for sale was $6 million, including the midwater floater GSF Rig 140, along with related equipment, and certain corporate assets, recorded in other current assets.

Dispositions—During the three months ended March 31, 2017, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the midwater floater GSF Rig 140, along with related equipment.  In the three months ended March 31, 2017, we received aggregate net cash proceeds of $3 million and recognized an aggregate net gain of $2 million associated with the disposal of this asset.  In the three months ended March 31, 2017, we received cash proceeds of $1 million and recognized an aggregate net gain of less than $1 million associated with the disposal of assets unrelated to rig sales.

During the three months ended March 31, 2016, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the midwater floaters Falcon 100 and Sedneth 701, along with related equipment.  In the three months ended March 31, 2016, we received aggregate net cash proceeds of $3 million and recognized an aggregate net gain of $1 million associated with the disposal of these assets.  In the three months ended March 31, 2016, we received cash proceeds of $1 million and recognized an aggregate net gain of less than $1 million associated with the disposal of assets unrelated to rig sales.

Note 6—Income Taxes

Tax provision and rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the three months ended March 31, 2017 and 2016, our estimated effective tax rate, excluding discrete items, was 82.1 percent and 28.6 percent, respectively, based on estimated annual income from continuing operations before income taxes.  Our effective tax rate increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.  We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the three months ended March 31, 2017 and 2016, the effect of the various discrete period tax items was a net tax benefit of $77 million and net tax expense of $1 million, respectively.  For the three months ended March 31, 2017 and 2016, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (73.0) percent and 29.1 percent, respectively, based on income from continuing operations before income tax expense.

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

Norway tax investigations and trial—Norwegian civil tax authorities have challenged certain transactions undertaken by our subsidiaries in 1999, 2001 and 2002.  At March 31, 2017, the remaining outstanding civil tax assessment was for NOK 412 million, equivalent to approximately $48 million, plus interest, related to a 2001 dividend payment.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment but waived all penalties and penalty interest.  On January 9, 2017, the Norwegian appeal court in Oslo ruled entirely in favor of the Transocean subsidiaries and overturned the district court with respect to the remaining question of principal tax obligations.  On February 10, 2017, the tax authorities filed an appeal with the Norwegian Supreme Court.  We intend to take all other appropriate action to continue to support our position that our Norwegian tax returns are materially correct as filed.  Although we are unable to predict the outcome of this matter, we do not expect the effect, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Brazil tax investigations—In December 2005, the Brazilian tax authorities issued a tax assessment with respect to our tax returns for the years 2000 through 2004, which is currently for an aggregate amount of BRL 828 million, equivalent to approximately $265 million, including penalties and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities for this tax assessment, and we are currently engaged in the appeals process.  On May 19, 2014, the Brazilian tax authorities issued a tax assessment with respect to our Brazilian income tax returns for the years 2009 and 2010, which is currently for an aggregate amount of BRL 141 million, equivalent to approximately $45 million, including penalties and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities for this tax assessment.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 7—Earnings Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Three months ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator for earnings per share
Income from continuing operations attributable to controlling interest	$91	$91	$236	$236
Undistributed earnings allocable to participating securities	(2)	(2)	(3)	(3)
Income from continuing operations available to shareholders	$89	$89	$233	$233

Denominator for earnings per share
Weighted-average shares outstanding	390	390	364	364
Effect of stock options and other share-based awards	—	—	—	—
Weighted-average shares for per share calculation	390	390	364	364

Per share earnings from continuing operations	$0.23	$0.23	$0.64	$0.64

In the three months ended March 31, 2017 and 2016, we excluded from the calculation 1.9 million and 3.2 million share‑based awards, respectively, since the effect would have been anti‑dilutive.

-  9  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Note 8—Debt

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments, of our debt were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
2.50% Senior Notes due October 2017	$485	$485	$484	$484
Eksportfinans Loans due January 2018	74	123	74	123
6.00% Senior Notes due March 2018	754	754	757	757
7.375% Senior Notes due April 2018	211	211	211	211
6.50% Senior Notes due November 2020	505	508	510	513
6.375% Senior Notes due December 2021	546	552	543	549
3.80% Senior Notes due October 2022	533	539	528	534
9.00% Senior Notes due July 2023	1,250	1,250	1,212	1,211
7.75% Senior Secured Notes due October 2024	600	600	584	583
6.25% Senior Secured Notes due December 2024	625	625	609	609
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	308	308
Capital lease contract due August 2029	559	566	559	566
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	8,475	8,546	8,395	8,464
Less debt due within one year
2.50% Senior Notes due October 2017	485	485	484	484
Eksportfinans Loans due January 2018	74	98	74	98
6.00% Senior Notes due March 2018	754	—	757	—
7.75% Senior Secured Notes due October 2024	60	60	57	57
6.25% Senior Secured Notes due December 2024	63	63	60	60
Capital lease contract due August 2029	26	25	26	25
Total debt due within one year	1,462	731	1,458	724
Total long-term debt	$7,013	$7,815	$6,937	$7,740

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to our credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  As of March 31, 2017, based on the Debt Rating in effect on that date, the interest rate in effect for the 2.50% Senior Notes due October 2017 (the “2.50% Senior Notes”) and the 3.80% Senior Notes due October 2022 (the “3.80% Senior Notes”) was 4.25 percent and 5.55 percent, respectively, and the interest rate in effect for the 6.375% Senior Notes due December 2021 (the “6.375% Senior Notes”) and the 7.35% Senior Notes due December 2041 (the “7.35% Senior Notes”) was 8.125 percent and 9.10 percent, respectively.  Effective April 15, 2017, as a result of a further reduction of our Debt Rating, the interest rates on the 2.50% Senior Notes and the 3.80% Senior Notes will increase to 4.50 percent and 5.80 percent, respectively, and effective June 15, 2017, the interest rates on the 6.375% Senior Notes and the 7.35% Senior Notes will increase to 8.375 percent and 9.35 percent, respectively.

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

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At March 31, 2017, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At March 31, 2017, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

-  10  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

Debt repurchases—During the three months ended March 31, 2017, we repurchased in the open market an aggregate principal amount of $15 million of our debt securities for an aggregate cash payment of $15 million.  As a result of the repurchases, we retired the respective aggregate principal amounts of the notes as follows: $3 million of the 6.50% Senior Notes due November 2020, $6 million of the 6.375% Senior Notes, and $6 million of the 3.80% Senior Notes.  In the three months ended March 31, 2017, we recognized an aggregate net gain of less than $1 million associated with the retirement of such notes.

Note 9—Postemployment Benefit Plans

The components of net periodic benefit costs, before tax, and funding contributions for our postemployment benefit plans were as follows (in millions):

	Three months ended March 31, 2017				Three months ended March 31, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$1	$1	$—	$2	$1	$4	$—	$5
Interest cost	16	3	—	19	17	4	—	21
Expected return on plan assets	(18)	(5)	—	(23)	(20)	(6)	—	(26)
Actuarial loss, net	1	—	—	1	1	1	—	2
Prior service cost, net	—	—	(1)	(1)	—	—	—	—
Net periodic benefit costs	$—	$(1)	$(1)	$(2)	$(1)	$3	$—	$2

Funding contributions	$1	$6	$1	$8	$—	$38	$1	$39

Note 10—Commitments and Contingencies

Macondo well incident commitments and contingencies

Overview—On April 22, 2010, the ultra‑deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc (together with its affiliates, “BP”).  Following the incident, we have been subject to civil and criminal claims, as well as causes of action, fines and penalties by local, state and federal governments.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”).  A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the U.S. Department of Justice (the “DOJ”), BP and the states of Alabama, Florida, Louisiana, Mississippi, and Texas (collectively, the “States”).  Additionally, we and the Plaintiff Steering Committee (the “PSC”) entered into a settlement agreement (the “PSC Settlement Agreement”), which was approved by the MDL Court on February 15, 2017.

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At March 31, 2017 and December 31, 2016, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $242 million and $250 million, respectively, recorded in other current liabilities.  The remaining litigation could result in certain loss contingencies that we believe are reasonably possible.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

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

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act (“CWA”) and agreed to be subject to probation through February 2018.  The DOJ agreed, subject to the provisions of the Plea Agreement, not to further prosecute us for certain matters arising from the Macondo well incident.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine and cash contributions to the National Fish & Wildlife Foundation and the National Academy of Sciences.  At December 31, 2016, the carrying amount of our liability for such settlement obligations was $60 million, recorded in other current liabilities.  In the three months ended March 31, 2017 and 2016, we made cash payments of $60 million in each period, representing the final installments for our obligations under the Plea Agreement.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed the PSC Settlement Agreement with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) private plaintiffs, businesses, and

-  11  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

local governments who could have asserted punitive damages claims against us under general maritime law (the “Punitive Damages Class”); and (2) private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us (the “Assigned Claims Class”).  A court‑appointed neutral representative established the allocation of the settlement payment to be 72.8 percent paid to the Punitive Damages Class and 27.2 percent paid to the Assigned Claims Class.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Members of the Punitive Damages Class were given the opportunity to opt out, and 30 claimants have elected to opt out, of the PSC Settlement Agreement.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts pending approval of the settlement by the MDL Court.  On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  At March 31, 2017 and December 31, 2016, the aggregate cash balance in escrow accounts was $237 million, recorded in other current assets.

Pending claims—As of March 31, 2017, numerous complaints remain pending against us, along with other unaffiliated defendants in the MDL Court.  We believe our settlement with the PSC resolves many of these pending actions.  As for any actions not resolved by these settlements, including any claims by individuals who opted out of the PSC Settlement Agreement, claims by the Mexican government under the Oil Pollution Act of 1990 (“OPA”) and maritime law and federal securities actions, we are vigorously defending those claims and pursuing any and all defenses available.  See”—PSC Settlement Agreement” and “—Federal securities claims.”

Federal securities claims—On September 30, 2010, a proposed federal securities class action was filed against us in the U.S. District Court for the Southern District of New York.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement related to our shareholder meeting in connection with the merger with the acquired company violated various securities laws and that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys’ fees.  On March 11, 2014, the District Court for the Southern District of New York dismissed the claims as time-barred.  Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”), but on March 17, 2016, the Second Circuit affirmed the dismissal.  Plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on August 12, 2016.  On January 13, 2017, the U.S. Supreme Court granted certiorari in a separate case, not involving Transocean, which raised the same issues on which the Second Circuit dismissed the claim against Transocean.  The U.S. Supreme Court’s ultimate determination of this separate case may affect the time‑barred dismissal of the case involving Transocean.

Insurance coverage—At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, excluding a $15 million deductible and a $50 million self-insured layer through our wholly owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  We recovered costs under the first four excess layers, the limits of which are now fully exhausted.  We submitted claims to the $250 million fifth layer, which is comprised of four Bermuda market insurers (the “Bermuda Insurers”).  The Bermuda Insurers asserted various coverage defenses to our claims, and we issued arbitration notices to the Bermuda Insurers.  In the three months ended March 31, 2017 and December 31, 2016, we received cash proceeds of $10 million and $20 million, respectively, associated with settlements with two of the Bermuda Insurers.  On March 8, 2017, we received an adverse decision in one of the remaining two arbitrations.  On March 28, 2017, we filed for relief on the awards to the England and Wales High Court of Justice requesting remission to the arbitration tribunal for consideration of issues not addressed in the awards.  We cannot provide assurance that we will successfully recover additional proceeds under the available policy limits.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At March 31, 2017, 15 plaintiffs have claims pending in Mississippi and eight plaintiffs have claims pending in Louisiana in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2017, the subsidiary was a defendant in approximately 324 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 345 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their

-  12  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued

(Unaudited)

alleged injuries.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than insurance policies, rights and proceeds, including (i) certain policies subject to litigation and (ii) certain rights and proceeds held directly or indirectly through a qualified settlement fund.  The subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly, including from settlements and payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the year ended December 31, 2006, the state tax authorities of Rio de Janeiro in Brazil issued to one of our subsidiaries tax assessments on equipment imported into the state in connection with our operations, resulting from a preliminary finding by these authorities that our record keeping practices were deficient.  At March 31, 2017, the aggregate tax assessment was for BRL 513 million, equivalent to approximately $164 million, including interest and penalties.  In September 2006, we filed an initial response refuting these tax assessments, and, in September 2007, the state tax authorities confirmed that they believe the tax assessments are valid.  On September 27, 2007, we filed an appeal with the state Taxpayer’s Council contesting the assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations.  Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, is adequately accrued and should not have a material effect on our condensed consolidated statement of financial position or results of operations.

Note 11—Shareholders’ Equity

Par value reduction—On October 29, 2015, at our extraordinary general meeting, our shareholders approved the reduction of the par value of each of our shares to CHF 0.10 from the original par value of CHF 15.00.  The reduction of par value became effective as of January 7, 2016 upon registration in the commercial register.

Shares held in treasury—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  During the three months ended March 31, 2017 and 2016, we did not purchase any shares under our share repurchase program.  On October 29, 2015, at our extraordinary general meeting, our shareholders approved the cancellation of the 2.9 million shares previously purchased under the share repurchase program and held in treasury. The cancellation of such shares became effective as of January 7, 2016 upon registration in the commercial register.

Shares held by subsidiaries—Two of our subsidiaries hold our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At March 31, 2017 and December 31, 2016, our subsidiaries held 3.9 million shares and 5.4 million shares, respectively.

Note 12—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$3,093	$3,093	$3,052	$3,052
Restricted cash balances and investments	459	460	510	511
Long-term debt, including current maturities	8,395	8,416	8,464	8,218

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At March 31, 2017 and December 31, 2016, the aggregate carrying amount of our cash equivalents was $2.6 billion.

Restricted cash balances and investments—The carrying amount of the cash investments pledged for debt service of the Eksportfinans Loans represents the amortized cost of our investment.  We measured the estimated fair value of such restricted cash investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At March 31, 2017 and December 31, 2016, the aggregate carrying amount of the cash investments pledged for debt service of the Eksportfinans Loans was $74 million and $123 million, respectively.  At March 31, 2017 and December 31, 2016, the estimated fair value of such restricted cash investments was $75 million and $124 million, respectively.

The carrying amount of the cash balances that are subject to restrictions due to collateral requirements, legislation, regulation or court order approximates fair value due to the short term nature of the instruments in which the restricted cash balances are held.  At March 31, 2017, the aggregate carrying amount of such restricted cash balances was $385 million, including $367 million and $18 million recorded in current assets and other long‑term assets, respectively.  At December 31, 2016, the aggregate carrying amount of such restricted cash balances was $387 million, including $352 million and $35 million recorded in current assets and other long‑term assets, respectively.

Debt—We measured the estimated fair value of our debt, all of which was fixed‑rate debt, using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

-  14  -

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

▪	effects of remediation efforts to address the material weakness discussed in “Item 4. Controls and Procedures”;
▪	the cost and timing of acquisitions and the proceeds and timing of dispositions;
▪	the optimization of rig‑based spending;
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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward‑looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪	“anticipates”	▪	“could”	▪	“forecasts”	▪	“might”	▪	“projects”
▪	“believes”	▪	“estimates”	▪	“intends”	▪	“plans”	▪	“scheduled”
▪	“budgets”	▪	“expects”	▪	“may”	▪	“predicts”	▪	“should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10‑K for the year ended December 31, 2016;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to obtain drilling contracts for our rigs that do not have contracts;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	the effectiveness of our remediation efforts with respect to the material weakness discussed in “Item 4. Controls and Procedures”;
▪	losses on impairment of long‑lived assets;
▪	shipyard, construction and other delays;
▪	the results of meetings of our shareholders;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
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

-  15  -

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 24, 2017, we owned or had partial ownership interests in and operated 56 mobile offshore drilling units, including 30 ultra‑deepwater floaters, seven harsh environment floaters, three deepwater floaters, six midwater floaters, and 10 high‑specification jackups.  At April 24, 2017, we also had four ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.

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

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, particularly for high‑specification assets.  The demand for our drilling services will continue to be driven primarily by oil prices.  Although oil pricing has improved relative to the lows seen in 2016, our major customers continue to focus on cost and debt reduction and maintaining their current level of dividend payments.  As such, we expect them to continue to limit spending on offshore exploration and development opportunities in 2017.  However, certain independent and national oil companies continue to invest in near‑term opportunities.

The risks of drilling project delays, contract renegotiations and contract terminations remain in the near term.  During the year ended December 31, 2016, our customers early terminated or cancelled drilling contracts for Deepwater Asgard,  Deepwater Champion,  Deepwater Millennium, Discoverer Deep Seas, Discoverer India, GSF Constellation II, GSF Development Driller I and Transocean John Shaw.

As expected, few new contracts were awarded during the year ended December 31, 2016 and the three months ended March 31, 2017, resulting in falling rig utilization rates negatively impacting dayrates.  Over time, we believe the current oil supply and demand imbalance will narrow.  As spare oil capacity diminishes, we expect upward pressure on commodity pricing with subsequent increased demand for drilling rigs.  As of April 24, 2017, our contract backlog was $10.8 billion compared to $11.3 billion as of February 9, 2017.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of April 24, 2017, uncommitted fleet rates for the remainder of 2017 and each of the four years in the period ending December 31, 2021 were as follows:

	2017	2018	2019	2020	2021
Uncommitted fleet rate
Ultra-deepwater floaters	65%	73%	79%	85%	85%
Harsh environment floaters	73%	86%	93%	100%	100%
Deepwater floaters	33%	44%	100%	100%	100%
Midwater floaters	83%	92%	100%	100%	100%
High-specification jackups	82%	93%	100%	100%	100%

-  16  -

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

	April 24,	February 9,	October 24,
	2017	2017	2016
Contract backlog	(In millions)
Ultra-deepwater floaters	$9,674	$10,070	$10,740
Harsh environment floaters	606	623	746
Deepwater floaters	230	259	299
Midwater floaters	117	127	150
High-specification jackups	126	172	246
Total contract backlog	$10,753	$11,251	$12,181

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	March 31,	December 31	March 31,
	2017	2016	2016
Average daily revenue
Ultra-deepwater floaters	$519,900	$490,600	$490,300
Harsh environment floaters	$276,700	$253,500	$548,600
Deepwater floaters	$192,000	$204,500	$310,000
Midwater floaters	$92,300	$128,600	$361,400
High-specification jackups	$141,200	$143,500	$150,200
Total fleet average daily revenue	$337,700	$329,400	$395,400

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

-  17  -

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

	Three months ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Revenue efficiency
Ultra-deepwater floaters	98%	100%	94%
Harsh environment floaters	97%	97%	99%
Deepwater floaters	93%	93%	97%
Midwater floaters	91%	95%	98%
High-specification jackups	104%	115%	87%
Total fleet average revenue efficiency	98%	100%	95%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Rig utilization
Ultra-deepwater floaters	36%	43%	50%
Harsh environment floaters	70%	61%	52%
Deepwater floaters	67%	53%	60%
Midwater floaters	27%	37%	39%
High-specification jackups	50%	50%	60%
Total fleet average rig utilization	43%	46%	51%

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

-  18  -

Operating Results

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	March 31,
	2017	2016	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,187	2,799	(612)	(22)%
Average daily revenue	$337,700	$395,400	$(57,700)	(15)%
Revenue efficiency	98%	95%
Rig utilization	43%	51%

Contract drilling revenues	$738	$1,111	$(373)	(34)%
Other revenues	47	230	(183)	(80)%
	785	1,341	(556)	(41)%
Operating and maintenance expense	(343)	(655)	312	48%
Depreciation expense	(232)	(217)	(15)	(7)%
General and administrative expense	(39)	(43)	4	9%
Loss on impairment	—	(3)	3	nm
Gain on disposal of assets, net	2	1	1	nm
Operating income	173	424	(251)	(59)%
Other income (expense), net
Interest income	6	6	—	—%
Interest expense, net of amounts capitalized	(127)	(89)	(38)	(43)%
Other, net	3	(1)	4	nm
Income from continuing operations before income tax expense	55	340	(285)	(84)%
Income tax (expense) benefit	40	(98)	138	nm
Income from continuing operations	$95	$242	$(147)	(61)%

“nm” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the following: (a) approximately $300 million of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $130 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $75 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by (a) approximately $115 million of increased revenues associated with our three newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016 and (b) $20 million of increased revenues resulting from improved revenue efficiency.

Other revenues decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to $172 million of decreased revenues recognized in connection with drilling contracts early terminated or cancelled by our customers and $11 million of decreased revenues for reimbursable items.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the following: (a) approximately $190 million of decreased costs and expenses resulting from a greater number of rigs idle or stacked, (b) approximately $60 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (c) approximately $55 million of decreased costs and expenses related to a reactivation shipyard in the prior‑year period and optimized offshore in service costs in the current‑year period and (d) approximately $40 million of reduced onshore costs.  These decreases were partially offset by approximately $30 million of increased costs and expenses associated with our newbuild ultra‑deepwater drillships that commenced operations in the year ended December 31, 2016.

Depreciation expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to our newbuild ultra‑deepwater drillships and other property and equipment that were placed into service during the year ended December 31, 2016.

-  19  -

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the following: (a) approximately $52 million of increased interest expense resulting from debt issued during the year ended December 31, 2016 and (b) approximately $24 million of increased interest expense resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016.  Partially offsetting these increases was approximately $37 million of decreased interest expense resulting from the retirement of debt.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended March 31, 2017 and 2016, our effective tax rate, excluding discrete items, was 82.1 percent and 28.6 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  Our effective tax rate increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.  We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the three months ended March 31, 2017 and 2016, the effect of the various discrete period tax items was a net tax benefit of $77 million and net tax expense of $1 million, respectively.  For the three months ended March 31, 2017 and 2016, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (73.0) percent and 29.1 percent, respectively, based on income from continuing operations before income tax expense.

For the three months ended March 31, 2017 and 2016, to calculate our annual estimated effective income tax rate of 82.1 percent and 28.6 percent, respectively, in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the three months ended March 31, 2017 and 2016, our annual estimated effective income tax rate would have been 206.4 percent and 26.0 percent, respectively, if we had included all jurisdictions in our calculations.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our marginal tax rate is lower than our effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended March 31, 2017, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, the U.K. and the U.S.

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

-  20  -

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2017, we had $3.1 billion in cash and cash equivalents.  In the three months ended March 31, 2017, our primary sources of cash were our cash flows from operating activities, including cash proceeds from customers that executed early terminations or cancellations of drilling contracts and net proceeds from restricted cash investments.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild construction projects, repayment of debt at scheduled maturities and as repurchased in the open market and the final installment for our Macondo well incident settlement obligations.

	Three months ended
	March 31,
	2017	2016	Change
	(In millions)
Cash flows from operating activities
Net income	$95	$241	$(146)
Depreciation	232	217	15
Deferred income tax expense (benefit)	(19)	20	(39)
Other non-cash items, net	15	20	(5)
Changes in deferred revenues and costs, net	(52)	10	(62)
Changes in other operating assets and liabilities, net	(87)	123	(210)
	$184	$631	$(447)

Net cash provided by operating activities decreased primarily due to a decrease of $291 million cash received from customers for early terminations or cancellations of drilling contracts and reduced operating activities.

	Three months ended
	March 31,
	2017	2016	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(122)	$(368)	$246
Proceeds from disposal of assets, net	4	4	—
	$(118)	$(364)	$246

Net cash used in investing activities decreased primarily due to reduced capital expenditures, primarily associated with the timing of milestone payments for our major construction projects and other shipyard projects.

	Three months ended
	March 31,
	2017	2016	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	$(72)	$(55)	$(17)
Proceeds from cash accounts and investments restricted for financing activities, net of deposits	50	25	25
Distributions to holders of noncontrolling interest	—	(7)	7
Other, net	(3)	5	(8)
	$(25)	$(32)	$7

Net cash used in financing activities decreased primarily due to cash deposited into cash accounts restricted for financing activities in the prior‑year period with no comparable activity in the current‑year period, partially offset by cash used to repurchase debt in the open market in the current‑year period with no comparable activity in the prior‑year period.

-  21  -

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under our existing bank credit agreement, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  During the year ended December 31, 2016 and in January 2017, three credit rating agencies downgraded our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  Such downgrades have caused and will cause us to experience increased fees under our credit facility and interest rates under agreements governing certain of our senior notes.  Further downgrades may affect or limit our ability to access debt markets in the future.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Debt issuances—On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of the 9.00% Senior Notes due July 2023 (the “9.00% Senior Notes”), and we received aggregate cash proceeds of $1.21 billion, net of initial discount and issue costs.  We used the majority of the net proceeds from the debt offering to complete a tender offer (the “Tender Offer”).  We will pay interest on the 9.00% Senior Notes semiannually on January 15 and July 15 each year, beginning on January 15, 2017.

On October 19, 2016 and December 8, 2016, we completed an offering of an aggregate principal amount of $600 million of the 7.75% Senior Secured Notes due October 2024 (the “7.75% Senior Notes”) and $625 million of the 6.25% Senior Secured Notes due December 2024 (the “6.25% Senior Secured Notes”), respectively, and we received aggregate cash proceeds of $583 million and $609 million, respectively, net of initial discount and issue costs.  We will pay interest on the 7.75% Senior Secured Notes semiannually on April 15 and October 15 of each year, beginning April 15, 2017.  We will pay interest on the 6.25% Senior Secured Notes semiannually on June 1 and December 1 of each year, beginning June 1, 2017.  Additionally, on each interest payment date, we will be required to redeem, on a pro rata basis an aggregate principal amount of $30 million and $31 million of the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes, respectively.  The indentures that govern the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes contain covenants that limit the ability of our subsidiaries that own or operate the ultra‑deepwater floaters Deepwater Thalassa and Deepwater Proteus to declare or pay dividends and impose a maximum collateral rig leverage ratio (“Maximum Collateral Ratio”), represented by each rig’s earnings relative to the debt balance, that changes over the terms of the notes.  At March 31, 2017, the Maximum Collateral Ratio under both indentures was 5.75 to 1.00, and the collateral leverage ratio of each subsidiary was less than 5.00 to 1.00.

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

Debt repurchases—In the three months ended March 31, 2017, we repurchased in the open market an aggregate principal amount of $15 million of our debt securities for an aggregate cash payment of $15 million.  In the year ended December 31, 2016, we repurchased in the open market an aggregate principal amount of $399 million of our debt securities for an aggregate cash payment of $354 million.

Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  At March 31, 2017, our debt to tangible capitalization ratio, as defined, was 0.35 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain

-  22  -

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

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At April 24, 2017, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At April 24, 2017, we had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Litigation settlements and insurance recoveries—On May 29, 2015, together with the Plaintiff Steering Committee (the “PSC”), we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP plc. (together with its affiliates, “BP”) had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account pending approval of the settlement by the MDL Court.  As of April 24, 2017, the aggregate cash balance of our escrow accounts was $237 million.

We have recovered a portion of our historical costs resulting from the Macondo well incident under the first four excess layers of our excess liability insurance program, the limits of which are now fully exhausted, and we have submitted claims to the fifth layer underwriters.  In the three months ended March 31, 2017 and the year ended December 31, 2016, we received cash proceeds of $10 million and $20 million, respectively, associated with such claims submitted to the fifth layer underwriters.  We cannot provide assurance that we will successfully recover additional proceeds under the available policy limits.

Noncontrolling interest—In the year ended December 31, 2016, Transocean Partners LLC (“Transocean Partners”) declared and paid an aggregate distribution of $99 million, of which $28 million was paid to holders of noncontrolling interest.  On December 9, 2016, Transocean Partners completed a merger with one of our subsidiaries as contemplated under the Agreement and Plan of Merger, dated as of July 31, 2016.  Following the completion of the merger, Transocean Partners became a wholly owned indirect subsidiary of Transocean Ltd.  Each Transocean Partners common unit that was issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, was converted into the right to receive 1.20 of our shares.  To complete the merger, we issued 23.8 million shares from conditional capital.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  Based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt ratings considerations and other factors, we may elect to retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, we may elect not to repurchase any additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  In the three months ended March 31, 2017 and the year ended December 31, 2016, we did not purchase shares under our share repurchase program.  At April 24, 2017, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.2 billion, of our outstanding shares.

Contractual obligations—As of March 31, 2017, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2016.

Other commercial commitments—As of March 31, 2017, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2016.

-  23  -

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

In the three months ended March 31, 2017, we made capital expenditures of $122 million, including capitalized interest of $30 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  As of March 31, 2017, we had ceased capitalization of interest costs on four of our uncontracted newbuilds due to a pause in construction.  The historical and projected capital expenditures and other capital additions, including capitalized interest, for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	three months	nine months				Total
	through	ended	ending				estimated
	December 31,	March 31,	December 31,	For the years ending December 31,			costs
	2016	2017	2017	2018	2019	2020	at completion
	(In millions)
Deepwater Pontus (a)	$745	$40	$115	$—	$—	$—	$900
Deepwater Poseidon (a)	707	44	135	24	—	—	910
Transocean Cassiopeia (b)	59	2	4	3	12	195	275
Ultra-Deepwater drillship TBN1 (c)	221	—	47	29	61	467	825
Transocean Centaurus (b)	57	1	4	8	12	208	290
Transocean Cepheus (b)	57	1	4	8	12	208	290
Ultra-Deepwater drillship TBN2 (c)	166	—	32	11	37	504	750
Transocean Cetus (b)	54	—	—	7	10	209	280
Transocean Circinus (b)	53	—	—	4	10	213	280
Total	$2,119	$88	$341	$94	$154	$2,004	$4,800

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

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the year ended December 31, 2016, we identified seven such drilling units that we have sold.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.

During the three months ended March 31, 2017, we completed the sale of one midwater floater, along with related equipment, and we received net cash proceeds of $3 million.  During the year ended December 31, 2016, we completed the sale of three deepwater floaters and eight midwater floaters, along with related equipment, and we received aggregate net cash proceeds of $22 million.

We are engaged in negotiations with Borr Drilling Limited to sell ten high‑specification jackups, and novate the contracts relating to the construction of five high‑specification jackup units, together with related assets.  If we are able to agree on terms acceptable to both parties and obtain approval by our board of directors, and upon meeting the other criteria for held for sale classification, we expect to recognize a loss of approximately $1.5 billion associated with the impairment of such assets.

-  24  -

Contingencies and Uncertainties

Macondo well incident

A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the Department of Justice (the “DOJ”), BP and the states of Alabama, Florida, Louisiana, Mississippi and Texas (collectively, the “States”).  Additionally, we entered into the PSC Settlement Agreement, which has been approved by the MDL Court and is no longer subject to appeal.  We believe the remaining most notable claims against us arising from the Macondo well incident are the 30  settlement class opt‑outs from the PSC Settlement Agreement.  We can provide no assurance as to the outcome of the remaining claims arising from the Macondo well incident, the timing of any upcoming appeal or further rulings, or that we will not enter into additional settlements as to some or all of the remaining matters related to the Macondo well incident. See Notes to Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.

Regulatory matters

Consent Decree—Under the civil consent decree (the “Consent Decree”), we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  The Consent Decree also requires us to submit certain plans, reports and submissions and also requires us to make such submittals available publicly.  One of the required plans is a performance plan approved on January 2, 2014, that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  Additionally, in compliance with the requirements of the Consent Decree and upon approval by the DOJ, we retained an independent auditor to review and report to the DOJ our compliance with the Consent Decree and an independent process safety consultant to review report and assist with the process safety requirements of the Consent Decree.  We may request termination of the Consent Decree after January 2, 2019, provided we meet certain conditions.  The Consent Decree resolved the claim by the U.S. for civil penalties under the Clean Water Act.  We also agreed to pay, and have satisfied our obligations to pay, civil penalties of $1.0 billion plus interest.

U.S. Environmental Protection Agency Agreement—On February 25, 2013, we and the U.S. Environmental Protection Agency (the “EPA”) entered into an agreement (the “EPA Agreement”), which has a five‑year term.  Subject to our compliance with the terms of the EPA Agreement, the EPA agreed that it will not suspend, debar or statutorily disqualify us and will lift any existing suspension, debarment or statutory disqualification.  In the EPA Agreement, we agreed to comply with our obligations under a cooperation guilty plea agreement by and among the DOJ and certain of our affiliates (the “Plea Agreement”) and the Consent Decree and continue the implementation of certain programs and systems designed to enhance our environmental management systems and improve our environmental performance.  We also agreed to other specified actions, including the: (i) scheduled revision of our environmental management system and maintenance of certain compliance and ethics programs, (ii) compliance with certain employment and contracting procedures, (iii) engagement of an independent compliance auditor to, among other things, assess and report to the EPA on our compliance with the terms of the Plea Agreement, the Consent Decree and the EPA Agreement and (iv) provision of reports and notices with respect to various matters, including those related to compliance, misconduct, legal proceedings, audit reports, the EPA Agreement, the Consent Decree and the Plea Agreement.  The EPA Agreement prohibits us from entering into, extending or engaging in certain business relationships with individuals or entities that are debarred, suspended, proposed for debarment or similarly restricted.

For a description of other regulatory and environmental matters relating to the Macondo well incident, please see “—Macondo well incident.”  See also Notes to Condensed Consolidated Financial Statements—Note 10—Commitments and Contingencies.

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

We file federal and local tax returns in several jurisdictions throughout the world.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  We are also defending against tax related claims in courts, including our ongoing civil trial in Norway.  On January 9, 2017, the Norwegian appeal court in Oslo ruled entirely in favor of the Transocean subsidiaries and overturned the district court with respect to the remaining question of principal tax obligations.  On February 10, 2017, the tax authorities filed an appeal with the Norwegian Supreme Court.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our condensed consolidated statement of financial position or results of operations, although it may have a material adverse effect on our condensed consolidated statement of cash flows.

See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

-  25  -

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  We disclose our significant accounting policies in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10‑Q and in Note 2 to our consolidated financial statements in our annual report on Form 10‑K for the year ended December 31, 2016.

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, income taxes, defined benefit pension plans and other postretirement employee benefits and contingent liabilities.  These estimates require significant judgments and assumptions.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2016.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the three months ended March 31, 2017, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—New Accounting Pronouncements in this quarterly report on Form 10‑Q and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2016.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our long‑term and short‑term debt, our restricted cash balances and investments and our international operations.  For a discussion of our interest rate risk and currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2016.  There have been no material changes to these previously reported matters during the three months ended March 31, 2017.

-  26  -

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, as of the end of the period covered by this report.  Our disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting as set forth below, our disclosure controls and procedures were not effective as of March 31, 2017.

Internal control over financial reporting—In the course of the external audit of the consolidated financial statements for the year ended December 31, 2016 and of our related control over financial reporting, errors resulting from the deficient controls described below were identified for which correction of the cumulative error would have been material to the 2016 financial statements, but which was not material to any of our previously issued consolidated financial statements.  The errors did not result in a material misstatement in our prior financial statements and therefore did not require our previously filed reports to be amended.  However, as a result of the significance of the cumulative accounting errors resulting from the deficient controls, we revised our financial statements for 2014 and 2015 and the interim financial statements in 2016 and 2015.  The corrections of prior year financial statements for 2014 and 2015 are included in the consolidated financial statements for the year ended December 31, 2016 that are included in our annual report on Form 10‑K, filed on March 7, 2017.

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

Notwithstanding the material weakness described above and after having performed additional procedures, management has concluded that the condensed consolidated financial statements in this quarterly report on Form 10‑Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

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

Changes in internal control over financial reporting—There were no changes to our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

-  27  -

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Uncertainties—Macondo well incident” in our annual report on Form 10‑K for the year ended December 31, 2016.  We are also involved in various tax matters as described in “Part II. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Uncertainties—Tax matters” in our annual report on Form 10‑K for the year ended December 31, 2016.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2017, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased (a)	Per Share	Plans or Programs (a)	(in millions) (a)
January 2017	—	$—	—	$3,233
February 2017	—	—	—	3,233
March 2017	—	—	—	3,233
Total	—	$—	—	$3,233

(a)

In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases would be made from time to time based upon these factors.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 4.Mine Safety Disclosures

Not applicable.

-  28  -

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
	3.1

Articles of Association of Transocean Ltd. incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s annual report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2016)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 3, 2017.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  29  -