Form 10-Q
period 2017-06-30
Transocean Ltd.
filed 2017-08-02
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53533

TRANSOCEAN LTD.

(Exact name of registrant as specified in its charter)

Zug, Switzerland	98-0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Turmstrasse 30 Zug, Switzerland	6300
(Address of principal executive offices)	(Zip Code)

+41 (41) 749-0500
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

As of July 25, 2017, 391,184,607 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10‑Q

QUARTER ENDED JUNE 30, 2017

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating revenues
Contract drilling revenues	$705	$915	$1,443	$2,026
Other revenues	46	25	93	255
	751	940	1,536	2,281
Costs and expenses
Operating and maintenance	333	497	676	1,152
Depreciation	219	225	451	442
General and administrative	35	41	74	84
	587	763	1,201	1,678
Loss on impairment	(113)	(12)	(113)	(15)
Loss on disposal of assets, net	(1,595)	(2)	(1,593)	(1)
Operating income (loss)	(1,544)	163	(1,371)	587

Other income (expense), net
Interest income	7	4	13	10
Interest expense, net of amounts capitalized	(129)	(98)	(256)	(187)
Gain (loss) on retirement of debt	(48)	38	(48)	38
Other, net	(2)	3	1	2
	(172)	(53)	(290)	(137)
Income (loss) from continuing operations before income tax expense	(1,716)	110	(1,661)	450
Income tax expense (benefit)	(37)	18	(77)	116
Income (loss) from continuing operations	(1,679)	92	(1,584)	334
Income from discontinued operations, net of tax	—	1	—	—

Net income (loss)	(1,679)	93	(1,584)	334
Net income attributable to noncontrolling interest	11	11	15	17
Net income (loss) attributable to controlling interest	$(1,690)	$82	$(1,599)	$317

Earnings (loss) per share—basic
Earnings (loss) from continuing operations	$(4.32)	$0.22	$(4.09)	$0.86
Earnings (loss) from discontinued operations	—	—	—	—
Earnings (loss) per share	$(4.32)	$0.22	$(4.09)	$0.86

Earnings (loss) per share—diluted
Earnings (loss) from continuing operations	$(4.32)	$0.22	$(4.09)	$0.86
Earnings (loss) from discontinued operations	—	—	—	—
Earnings (loss) per share	$(4.32)	$0.22	$(4.09)	$0.86

Weighted-average shares outstanding
Basic	391	365	391	365
Diluted	391	365	391	365

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income (loss)	$(1,679)	$93	$(1,584)	$334
Net income attributable to noncontrolling interest	11	11	15	17
Net income (loss) attributable to controlling interest	(1,690)	82	(1,599)	317

Components of net periodic benefit costs before reclassifications	—	—	(2)	(7)
Components of net periodic benefit costs reclassified to net income	7	(1)	8	1

Other comprehensive income (loss) before income taxes	7	(1)	6	(6)
Income taxes	(23)	(3)	(23)	(3)
Other comprehensive loss	(16)	(4)	(17)	(9)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive loss attributable to controlling interest	(16)	(4)	(17)	(9)

Total comprehensive income (loss)	(1,695)	89	(1,601)	325
Total comprehensive income attributable to noncontrolling interest	11	11	15	17
Total comprehensive income (loss) attributable to controlling interest	$(1,706)	$78	$(1,616)	$308

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$2,471	$3,052
Accounts receivable, net of allowance for doubtful accounts of less than $1 at June 30, 2017 and December 31, 2016	624	898
Materials and supplies, net of allowance for obsolescence of $150 and $153 at June 30, 2017 and December 31, 2016, respectively	517	561
Restricted cash	537	466
Other current assets	137	121
Total current assets	4,286	5,098

Property and equipment	24,717	27,372
Less accumulated depreciation	(5,816)	(6,279)
Property and equipment, net	18,901	21,093
Deferred income taxes, net	301	298
Other assets	359	400
Total assets	$23,847	$26,889

Liabilities and equity
Accounts payable	$173	$206
Accrued income taxes	69	95
Debt due within one year	865	724
Other current liabilities	751	960
Total current liabilities	1,858	1,985

Long-term debt	6,525	7,740
Deferred income taxes, net	155	178
Other long-term liabilities	1,058	1,153
Total long-term liabilities	7,738	9,071

Commitments and contingencies
Redeemable noncontrolling interest	42	28

Shares, CHF 0.10 par value, 417,060,033 authorized, 143,783,041 conditionally authorized and 394,801,990 issued at June 30, 2017 and December 31, 2016 and 391,181,430 and 389,366,241 outstanding at June 30, 2017 and December 31, 2016, respectively	37	36
Additional paid-in capital	11,011	10,993
Retained earnings	3,457	5,056
Accumulated other comprehensive loss	(300)	(283)
Total controlling interest shareholders’ equity	14,205	15,802
Noncontrolling interest	4	3
Total equity	14,209	15,805
Total liabilities and equity	$23,847	$26,889

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Six months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	Quantity		Amount
Shares
Balance, beginning of period	389	364	$36	$5,193
Issuance of shares under share-based compensation plans	2	1	1	—
Reduction of par value	—	—	—	(5,159)
Balance, end of period	391	365	$37	$34

Additional paid-in capital
Balance, beginning of period			$10,993	$5,736
Share-based compensation			21	23
Issuance of shares under share-based compensation plans			(1)	—
Reduction of par value			—	5,159
Cancellation of shares held in treasury			—	(240)
Allocated capital for transactions with holders of noncontrolling interest			—	(7)
Other, net			(2)	3
Balance, end of period			$11,011	$10,674

Treasury shares, at cost
Balance, beginning of period			$—	$(240)
Cancellation of shares held in treasury			—	240
Balance, end of period			$—	$—

Retained earnings
Balance, beginning of period			$5,056	$4,278
Net income (loss) attributable to controlling interest			(1,599)	317
Balance, end of period			$3,457	$4,595

Accumulated other comprehensive loss
Balance, beginning of period			$(283)	$(277)
Other comprehensive loss attributable to controlling interest			(17)	(9)
Balance, end of period			$(300)	$(286)

Total controlling interest shareholders’ equity
Balance, beginning of period			$15,802	$14,690
Total comprehensive income (loss) attributable to controlling interest			(1,616)	308
Share-based compensation			21	23
Allocated capital for transactions with holders of noncontrolling interest			—	(7)
Other, net			(2)	3
Balance, end of period			$14,205	$15,017

Noncontrolling interest
Balance, beginning of period			$3	$310
Total comprehensive income attributable to noncontrolling interest			1	7
Distributions to holders of noncontrolling interest			—	(16)
Acquisition of noncontrolling interest			—	(5)
Allocated capital for transactions with holders of noncontrolling interest			—	7
Balance, end of period			$4	$303

Total equity
Balance, beginning of period			$15,805	$15,000
Total comprehensive income (loss)			(1,615)	315
Share-based compensation			21	23
Distributions to holders of noncontrolling interest			—	(16)
Acquisition of noncontrolling interest			—	(5)
Other, net			(2)	3
Balance, end of period			$14,209	$15,320

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(1,584)	$334
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	451	442
Share-based compensation expense	21	23
Loss on impairment	113	15
Loss on disposal of assets, net	1,593	1
(Gain) loss on retirement of debt	48	(38)
Deferred income tax expense (benefit)	(39)	39
Other, net	18	7
Changes in deferred revenues, net	(104)	(26)
Changes in deferred costs, net	28	52
Changes in other operating assets and liabilities, net	(42)	(11)
Net cash provided by operating activities	503	838

Cash flows from investing activities
Capital expenditures	(258)	(826)
Proceeds from disposal of assets, net	329	15
Other, net	(15)	—
Net cash provided by (used in) investing activities	56	(811)

Cash flows from financing activities
Proceeds from issuance of debt, net of issue costs	403	—
Repayments of debt	(1,533)	(251)
Deposits to cash accounts restricted for financing activities	(57)	(24)
Proceeds from cash accounts and investments restricted for financing activities	50	73
Distributions to holders of noncontrolling interest	—	(16)
Other, net	(3)	5
Net cash used in financing activities	(1,140)	(213)

Net decrease in cash and cash equivalents	(581)	(186)
Cash and cash equivalents at beginning of period	3,052	2,339
Cash and cash equivalents at end of period	$2,471	$2,153

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At June 30, 2017, we owned or had partial ownership interests in and operated 44 mobile offshore drilling units, including 30 ultra‑deepwater floaters, seven harsh environment floaters, three deepwater floaters and four midwater floaters.  At June 30, 2017, we also had four ultra‑deepwater drillships under construction or under contract to be constructed.

On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  At June 30, 2017 we operated two high‑specification jackups that were under contract when we sold the rigs, and we continue to operate such rigs until completion or novation of the drilling contracts (see Note 5—Drilling Fleet).

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, included in our annual report on Form 10‑K filed on March 7, 2017.

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

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  As of June 30, 2017, we had ceased capitalization of interest costs on our two uncontracted newbuilds due to a pause in construction progress.  In the three and six months ended June 30, 2017, we capitalized interest costs of $30 million and $60 million, respectively, for construction work in progress.  In the three and six months ended June 30, 2016, we capitalized interest costs of $40 million and $89 million, respectively, for construction work in progress.

Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current period’s presentation.  Such reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

-  6  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 3—New Accounting Pronouncements

Recently adopted accounting standards

Stock compensation—Effective January 1, 2017, we adopted the accounting standards update that allows for simplification of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Our adoption did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Recently issued accounting standards

Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Given the interaction with the accounting standards update related to leases, we expect to adopt the updates concurrently, effective January 1, 2018, and we expect to apply the full retrospective approach to our adoption.  Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances, and such effect could introduce variability to the timing of our revenue recognition relative to current accounting standards.  We are evaluating the requirements to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Leases—Effective no later than January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Under the updated accounting standards, we have determined that our drilling contracts contain a lease component, and our adoption, therefore, will require that we separately recognize revenues associated with the lease and services components.  Given the interaction with the accounting standards update related to revenue from contracts with customers, we expect to adopt the updates concurrently, effective January 1, 2018, and we expect to apply the modified retrospective approach to our adoption.  Our adoption, and the ultimate effect on our condensed consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances, and such effect could introduce variability to the timing of our revenue recognition relative to current accounting standards.  Additionally, based on the lease arrangements under which we are the lessee as of June 30, 2017, we expect to recognize an aggregate lease liability and a corresponding right‑to‑use asset of between $50 million and $70 million.  We are continuing to evaluate the requirements with regard to arrangements under which we are the lessor to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

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

Statement of cash flows—Effective no later than January 1, 2018, we will adopt the accounting standards update that requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our condensed consolidated statements of cash flows, we will remove the effect of proceeds from and deposits to restricted accounts from our cash flows provided by or used in operating and financing activities, as applicable.  For the six months ended June 30, 2017 and 2016, such changes would not have had a material effect on our condensed consolidated statements of cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Variable Interest Entities

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, is a variable interest entity for which we are the primary beneficiary.  The carrying amount of ADDCL, after eliminating the effect of intercompany transactions, was as follows (in millions):

	June 30,	December 31,
	2017	2016
Assets	$747	$787
Liabilities	20	25
Net carrying amount	$727	$762

Note 5—Drilling Fleet

Construction work in progress—For the six months ended June 30, 2017 and 2016, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Six months ended
	June 30,
	2017	2016
Construction work in progress, at beginning of period	$2,171	$3,735

Capital expenditures
Newbuild construction program	200	740
Other equipment and construction projects	58	86
Total capital expenditures	258	826
Changes in accrued capital additions	(23)	(90)

Construction in progress sold	(289)	—
Property and equipment placed into service
Newbuild construction program	—	(1,672)
Other property and equipment	(47)	(165)
Construction work in progress, at end of period	$2,070	$2,634

Impairments of assets held and used—During the three months ended June 30, 2017, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included recent significant declines in commodity prices and the market value of our stock, a reduction of projected dayrates and a further extension of currently low utilization rates.  As a result of our testing, we determined that the carrying amount of the midwater floater asset group was impaired.  In the three and six months ended June 30, 2017, we recognized a loss of $96 million ($0.25 per diluted share), which had no tax effect, associated with the impairment of the midwater floater asset group.  We measured the fair value of this asset group by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Impairments of assets held for sale—In the three and six months ended June 30, 2017, we recognized an aggregate loss of $17 million ($0.04 per diluted share), which had no tax effect, associated with the impairment of the midwater floaters Transocean Prospect and Transocean Searcher, along with related assets, which were classified as held for sale at the time of impairment.  We measured the impairment of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of  a Level 2 fair value measurement, including indicative market values for the drilling units and related assets to be sold for scrap value.

In the three months ended June 30, 2016, we recognized an aggregate loss of $12 million ($0.03 per diluted share), which had no tax effect, associated with the impairment of the deepwater floater Sedco 702, along with related assets, which were classified as held for sale at the time of impairment.  In the six months ended June 30, 2016, we recognized an aggregate loss of $15 million ($14 million, net of tax, or $0.04 per diluted share) associated with the impairment of the deepwater floater Sedco 702 and the midwater floater Transocean John Shaw, along with related assets, which were classified as held for sale at the time of impairment.  We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less

-  8  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related assets to be sold for scrap value.

If we commit to plans to sell additional rigs for values below the respective carrying amounts or commit to plans to recycle additional rigs and sell them for scrap value, we may be required to recognize additional losses associated with the impairment of such assets.  Such losses could be material.

Dispositions—On May 31, 2017, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of 10 high‑specification jackups, including GSF Constellation I, GSF Constellation II, GSF Galaxy I, GSF Galaxy II, GSF Galaxy III, GSF Monarch, Transocean Andaman, Transocean Ao Thai, Transocean Honor and Transocean Siam Driller, along with related assets, and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the three and six months ended June 30, 2017, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion ($4.08 per diluted share), which had no tax effect, associated with the disposal of these assets.  Following the completion of the sale, we agreed to continue to operate three of these high‑specification jackups through completion or novation of the drilling contracts, one of which was completed as of June 30, 2017.  In the three and six months ended June 30, 2017, excluding our loss on the disposal of these assets, our operating results included income of $9 million and $27 million, respectively, before taxes, associated with the high‑specification jackup asset group.  In the three and six months ended June 30, 2016, our operating results included income of $8 million and $22 million, respectively, before taxes, associated with the high‑specification jackup asset group.

During the six months ended June 30, 2017, we also completed the sale of the midwater floater GSF Rig 140, along with related assets.  In the six months ended June 30, 2017, we received aggregate net cash proceeds of $3 million and recognized an aggregate net gain of $2 million associated with the disposal of these assets.  In the three and six months ended June 30, 2017, we received aggregate net cash proceeds of $6 million and $7 million, respectively, and recognized an aggregate net gain of $1 million associated with the disposal of assets unrelated to rig sales.

During the six months ended June 30, 2016, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the deepwater floater Deepwater Navigator and the midwater floaters Falcon 100, GSF Grand Banks, GSF Rig 135, Sedneth 701 and Transocean John Shaw, along with related assets.  In the three and six months ended June 30, 2016, we received aggregate net cash proceeds of $8 million and $11 million, respectively, and recognized an aggregate net gain of $4 million and $5 million, respectively, associated with the disposal of these assets.  In the three and six months ended June 30, 2016, we received aggregate net cash proceeds of $3 million and $4 million, respectively, and recognized an aggregate net loss of $6 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At June 30, 2017, the aggregate carrying amount of our assets held for sale, including the midwater floaters Transocean Prospect and Transocean Searcher, along with related assets, was $5 million, recorded in other current assets.  At December 31, 2016, the aggregate carrying amount of our assets held for sale, including the midwater floater GSF Rig 140, along with related assets and certain corporate assets, was $6 million, recorded in other current assets.

Note 6—Income Taxes

Tax provision and rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the six months ended June 30, 2017 and 2016, our estimated effective tax rate, excluding discrete items, was 78.0 percent and 25.7 percent, respectively, based on estimated annual income from continuing operations before income taxes.  Our effective tax rate increased in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.  We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the six months ended June 30, 2017 and 2016, the effect of the various discrete period tax items was a net tax benefit of $147 million and net tax expense of $8 million, respectively.  In the six months ended June 30, 2017, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years, valuation allowances on deferred tax assets for foreign tax credits not expected to be realized, release of a valuation allowance on deferred tax assets for losses expected to be realized and deductions related to resolution of certain litigation matters related to Macondo well incident.  In the six months ended June 30, 2016, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  For the six months ended June 30, 2017 and 2016, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of 4.7 percent and 26.1 percent, respectively, based on income from continuing operations before income tax expense.

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

-  9  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Norway tax investigations and trial—Norwegian civil tax authorities have challenged certain transactions undertaken by our subsidiaries in 1999, 2001 and 2002.  On June 26, 2014, the Norwegian district court in Oslo ruled that our subsidiary was liable for the civil tax assessment but waived all penalties and penalty interest.  On January 9, 2017, the Norwegian appeal court in Oslo ruled entirely in favor of our subsidiaries and overturned the district court with respect to the remaining question of principal tax obligations.  On February 10, 2017, the tax authorities filed an appeal with the Norwegian Supreme Court.  On June 16, 2017, the Norwegian Supreme Court rejected the appeal, formally closing the dispute in our favor.  At June 30, 2017, we had no remaining outstanding tax assessments in Norway.

Brazil tax investigations—In December 2005, the Brazilian tax authorities issued a tax assessment with respect to our tax returns for the years 2000 through 2004, which is currently for an aggregate amount of BRL 839 million, equivalent to approximately $254 million, including penalties and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities for this tax assessment, and we are currently engaged in the appeals process.  On May 19, 2014, the Brazilian tax authorities issued a tax assessment with respect to our Brazilian income tax returns for the years 2009 and 2010, which is currently for an aggregate amount of BRL 143 million, equivalent to approximately $43 million, including penalties and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities for this tax assessment.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 7—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings (loss) from continuing operations were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$(1,690)	$(1,690)	$81	$81	$(1,599)	$(1,599)	$317	$317
Undistributed earnings allocable to participating securities	—	—	(1)	(1)	—	—	(3)	(4)
Income (loss) from continuing operations available to shareholders	$(1,690)	$(1,690)	$80	$80	$(1,599)	$(1,599)	$314	$313

Denominator for earnings (loss) per share
Weighted-average shares outstanding	391	391	365	365	391	391	365	365
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	391	391	365	365	391	391	365	365

Per share earnings (loss) from continuing operations	$(4.32)	$(4.32)	$0.22	$0.22	$(4.09)	$(4.09)	$0.86	$0.86

In the three and six months ended June 30, 2017, we excluded from the calculation 5.7 million and 3.7 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three and six months ended June 30, 2016, we excluded from the calculation 4.5 million and 4.0 million share‑based awards, respectively, since the effect would have been anti‑dilutive.

-  10  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 8—Debt

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums and issue costs, of our debt were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
2.50% Senior Notes due October 2017	$152	$485	$152	$484
Eksportfinans Loans due January 2018	76	123	76	123
6.00% Senior Notes due March 2018	319	754	320	757
7.375% Senior Notes due April 2018	83	211	83	211
6.50% Senior Notes due November 2020	296	508	299	513
6.375% Senior Notes due December 2021	334	552	332	549
5.52% Senior Secured Notes due May 2022	410	—	403	—
3.80% Senior Notes due October 2022	506	539	501	534
9.00% Senior Notes due July 2023	1,250	1,250	1,214	1,211
7.75% Senior Secured Notes due October 2024	570	600	555	583
6.25% Senior Secured Notes due December 2024	594	625	579	609
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	308	308
Capital lease contract due August 2029	552	566	552	566
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	7,475	8,546	7,390	8,464
Less debt due within one year
2.50% Senior Notes due October 2017	152	485	152	484
Eksportfinans Loans due January 2018	76	98	76	98
6.00% Senior Notes due March 2018	319	—	320	—
7.375% Senior Notes due April 2018	83	—	83	—
6.50% Senior Notes due November 2020	4	—	4	—
6.375% Senior Notes due December 2021	2	—	2	—
5.52% Senior Secured Notes due May 2022	87	—	85	—
7.75% Senior Secured Notes due October 2024	60	60	57	57
6.25% Senior Secured Notes due December 2024	63	63	60	60
Capital lease contract due August 2029	26	25	26	25
Total debt due within one year	872	731	865	724
Total long-term debt	$6,603	$7,815	$6,525	$7,740

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to our credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  As of June 30, 2017, based on the Debt Rating in effect on that date, the interest rate in effect for the 2.50% Senior Notes due October 2017 and the 3.80% Senior Notes due October 2022 was 4.50 percent and 5.80 percent, respectively, and the interest rate in effect for the 6.375% Senior Notes due December 2021 and the 7.35% Senior Notes due December 2041 was 8.375 percent and 9.35 percent, respectively.

Five‑Year Revolving Credit Facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, which is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default, borrowings are guaranteed by Transocean Ltd. and may be prepaid in whole or in part without premium or penalty.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At June 30, 2017, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At June 30, 2017, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

-  11  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Issuance—On May 5, 2017, one of our wholly owned subsidiaries completed an offering of an aggregate principal amount of $410 million of 5.52% Senior Secured Notes due May 2022 (the “5.52% Senior Secured Notes”), and our subsidiary received aggregate cash proceeds of $403 million, net of issue costs.  Beginning September 29, 2017, our subsidiary will be required to make quarterly installments of principal and interest.  The 5.52% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Conqueror, the equity of the wholly owned subsidiaries that own and operate the collateral rig, and certain related assets.  Our subsidiary may redeem all or a portion of the 5.52% Senior Secured Notes at any time on or prior to December 31, 2021 at a price equal to 100 percent of the aggregate principal amount plus, subject to certain exceptions related to the drilling contract for Deepwater Conqueror, a make‑whole amount.  Our subsidiary will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract, certain of which require the payment of a make‑whole amount.  Additionally, our subsidiary was required to make a cash deposit of $105 million into restricted cash accounts, including $57 million for principal, $11 million for interest and $37 million for working capital, held by the collateral agent and recorded in restricted cash.

Repurchases—During the six months ended June 30, 2017 and 2016, we repurchased in the open market debt securities with aggregate principal amounts as follows (in millions):

	Six months ended
	June 30,
	2017	2016

5.05% Senior Notes due December 2016	$—	$36
2.50% Senior Notes due October 2017	62	38
6.00% Senior Notes due March 2018	35	20
7.375% Senior Notes due April 2018	1	26
6.50% Senior Notes due November 2020	9	13
6.375% Senior Notes due December 2021	7	44
3.80% Senior Notes due October 2022	33	38
7.45% Notes due April 2027	—	8
7.50% Notes due April 2031	—	5
Aggregate principal amount retired	$147	$228

Aggregate cash payment	$147	$189

In the three and six months ended June 30, 2017, we recognized an aggregate net loss of $1 million associated with the retirement of such repurchased debt.  In the three and six months ended June 30, 2016, we recognized an aggregate net gain of $38 million associated with the retirement of such repurchased debt.

Tender offers—In June 2017, we announced cash tender offers (the “2017 Tender Offers”) to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  As of June 26, 2017, the early tender date, we received valid tenders from holders of aggregate principal amounts of the 2017 Tendered Notes as follows (in millions):

Six months
ended
June 30,
2017

2.50% Senior Notes due October 2017	$271
6.00% Senior Notes due March 2018	400
7.375% Senior Notes due April 2018	127
6.50% Senior Notes due November 2020	203
6.375% Senior Notes due December 2021	211
Aggregate principal amount retired	$1,212

Aggregate cash payment	$1,261

In the three and six months ended June 30, 2017, we recognized an aggregate net loss of $47 million associated with the retirement of such debt, validly tendered on or before the early tender date, June 26, 2017.

-  12  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Postemployment Benefit Plans

The components of net periodic benefit costs, before tax, and funding contributions for our postemployment benefit plans were as follows (in millions):

	Three months ended June 30, 2017				Three months ended June 30, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$1	$—	$—	$1	$1	$4	$—	$5
Interest cost	17	2	—	19	17	4	1	22
Expected return on plan assets	(19)	(5)	—	(24)	(20)	(6)	—	(26)
Settlements and curtailments	—	5	—	5	1	(1)	(2)	(2)
Actuarial loss, net	2	—	—	2	1	1	—	2
Prior service cost, net	—	—	—	—	—	—	(2)	(2)
Net periodic benefit costs	$1	$2	$—	$3	$—	$2	$(3)	$(1)

Funding contributions	$—	$1	$—	$1	$2	$2	$—	$4

	Six months ended June 30, 2017				Six months ended June 30, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$2	$1	$—	$3	$2	$8	$—	$10
Interest cost	33	5	—	38	34	8	1	43
Expected return on plan assets	(37)	(10)	—	(47)	(40)	(12)	—	(52)
Settlements and curtailments	—	5	—	5	1	(1)	(2)	(2)
Actuarial loss, net	3	—	—	3	2	2	—	4
Prior service cost, net	—	—	(1)	(1)	—	—	(2)	(2)
Net periodic benefit costs	$1	$1	$(1)	$1	$(1)	$5	$(3)	$1

Funding contributions	$1	$7	$1	$9	$2	$40	$1	$43

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

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2017 and December 31, 2016, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $244 million and $250 million, respectively, recorded in other current liabilities.  The remaining litigation could result in certain loss contingencies that we believe are reasonably possible.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

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

-  13  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

prosecute us for certain matters arising from the Macondo well incident.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine and cash contributions to the National Fish & Wildlife Foundation and the National Academy of Sciences.  At December 31, 2016, the carrying amount of our liability for such settlement obligations was $60 million, recorded in other current liabilities.  In the six months ended June 30, 2017 and 2016, we made cash payments of $60 million in each period, representing the final installments for our obligations under the Plea Agreement.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed the PSC Settlement Agreement with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law (the “Punitive Damages Class”); and (2) private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us (the “Assigned Claims Class”).  A court‑appointed neutral representative established the allocation of the settlement payment to be 72.8 percent paid to the Punitive Damages Class and 27.2 percent paid to the Assigned Claims Class.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Members of the Punitive Damages Class were given the opportunity to opt out, and 30 claimants have elected to opt out, of the PSC Settlement Agreement.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts pending approval of the settlement by the MDL Court.  On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  At June 30, 2017 and December 31, 2016, the aggregate cash balance in escrow accounts was $237 million, recorded in restricted cash.

Federal securities claims—On September 30, 2010, a proposed federal securities class action was filed against us in the U.S. District Court for the Southern District of New York.  In the action, a former shareholder of the acquired company alleged that the joint proxy statement related to our shareholder meeting in connection with the merger with the acquired company violated various securities laws and that the acquired company’s shareholders received inadequate consideration for their shares as a result of the alleged violations and sought compensatory and rescissory damages and attorneys’ fees.  On March 11, 2014, the District Court for the Southern District of New York dismissed the claims as time-barred.  Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”), but on March 17, 2016, the Second Circuit affirmed the dismissal.  Plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court on August 12, 2016.  On June 27, 2017, the petition was denied and the dismissal is now final.

Pending claims—As of June 30, 2017, numerous complaints remain pending against us, along with other unaffiliated defendants in the MDL Court.  We believe our settlement with the PSC resolves many of these pending actions.  As for any actions not resolved by these settlements, including any claims by individuals who opted out of the PSC Settlement Agreement, claims by the Mexican government under the Oil Pollution Act of 1990 (“OPA”) and maritime law and federal securities actions, we are vigorously defending those claims and pursuing any and all defenses available.  See  “—PSC Settlement Agreement” and “—Federal securities claims.”

Insurance coverage—At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, excluding a $15 million deductible and a $50 million self-insured layer through our wholly owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  We recovered costs under the first four excess layers, the limits of which are now fully exhausted.  We submitted claims to the $250 million fifth layer, which is comprised of four Bermuda market insurers (the “Bermuda Insurers”).  The Bermuda Insurers asserted various coverage defenses to our claims, and we issued arbitration notices to the Bermuda Insurers.  In the six months ended June 30, 2017 and the year ended December 31, 2016, we received cash proceeds of $10 million and $20 million, respectively, associated with settlements with two of the Bermuda Insurers.  On March 8, 2017, we received an adverse decision in one of the remaining two arbitrations.  In March 2017, we filed for relief on the awards to the England and Wales High Court of Justice requesting remission to the arbitration tribunal for consideration of issues not addressed in the awards.  In April 2017, we withdrew our request for remission after discussions with underwriters.  We cannot provide assurance that we will successfully recover additional proceeds under the available policy limits.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At June 30, 2017, 15 plaintiffs have claims pending in Mississippi and eight plaintiffs have claims pending in Louisiana in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not

-  14  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2017, the subsidiary was a defendant in approximately 168 lawsuits, some of which include multiple plaintiffs, and we estimate that there are approximately 182 plaintiffs in these lawsuits.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than insurance policies, rights and proceeds, including (i) certain policies subject to litigation and (ii) certain rights and proceeds held directly or indirectly through a qualified settlement fund.  The subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly, including from settlements and payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the year ended December 31, 2006, the state tax authorities of Rio de Janeiro in Brazil issued to one of our subsidiaries tax assessments on equipment imported into the state in connection with our operations, resulting from a preliminary finding by these authorities that our record keeping practices were deficient.  At June 30, 2017, the aggregate tax assessment was for BRL 519 million, equivalent to approximately $157 million, including interest and penalties.  In September 2006, we filed an initial response refuting these tax assessments, and, in September 2007, the state tax authorities confirmed that they believe the tax assessments are valid.  On September 27, 2007, we filed an appeal with the state Taxpayer’s Council contesting the assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

-  15  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Shares held in treasury—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.6 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  During the six months ended June 30, 2017 and 2016, we did not purchase any shares under our share repurchase program.  On October 29, 2015, at our extraordinary general meeting, our shareholders approved the cancellation of the 2.9 million shares previously purchased under the share repurchase program and held in treasury. The cancellation of such shares became effective as of January 7, 2016, upon registration in the commercial register.

Shares held by subsidiaries—Two of our subsidiaries hold our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At June 30, 2017 and December 31, 2016, our subsidiaries held 3.6 million shares and 5.4 million shares, respectively.

Note 12—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,471	$2,471	$3,052	$3,052
Restricted cash	562	563	510	511
Long-term debt, including current maturities	7,390	7,138	8,464	8,218

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At June 30, 2017 and December 31, 2016, the aggregate carrying amount of our cash equivalents was $2.1 billion and $2.6 billion, respectively.

Restricted cash—The carrying amount of the cash and cash equivalents that are subject to restrictions due to collateral requirements, legislation, regulation or court order approximates fair value due to the short term nature of the instruments in which the restricted cash balances are held.  At June 30, 2017, the aggregate carrying amount of such restricted cash and cash equivalents was $486 million, including $461 million and $25 million recorded in current assets and other long‑term assets, respectively.  At December 31, 2016, the aggregate carrying amount of such restricted cash and cash equivalents was $387 million, including $352 million and $35 million recorded in current assets and other long‑term assets, respectively.

-  16  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

The carrying amount of the restricted cash investments pledged for debt service of the Eksportfinans Loans and for security of certain other credit arrangements represents the amortized historical cost of the investment.  We measured the estimated fair value of such restricted cash investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At June 30, 2017 and December 31, 2016, the aggregate carrying amount of the restricted cash investments was $76 million and $123 million, respectively.  At June 30, 2017 and December 31, 2016, the estimated fair value of such restricted cash investments was $77 million and $124 million, respectively.

Debt—We measured the estimated fair value of our debt, all of which was fixed‑rate debt, using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

-  17  -

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
▪

tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Nigeria, the United Kingdom (“U.K.”) and the U.S.;

▪

legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investment in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward‑looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪	“anticipates”	▪	“could”	▪	“forecasts”	▪	“might”	▪	“projects”
▪	“believes”	▪	“estimates”	▪	“intends”	▪	“plans”	▪	“scheduled”
▪	“budgets”	▪	“expects”	▪	“may”	▪	“predicts”	▪	“should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10‑K for the year ended December 31, 2016;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to obtain drilling contracts for our rigs that do not have contracts;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	the effectiveness of our remediation efforts with respect to the material weakness discussed in “Item 4. Controls and Procedures”;
▪	losses on impairment of long‑lived assets;
▪	shipyard, construction and other delays;
▪	the results of meetings of our shareholders;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
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

-  18  -

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 25, 2017, we owned or had partial ownership interests in and operated 44 mobile offshore drilling units, including 30 ultra‑deepwater floaters, seven harsh environment floaters, three deepwater floaters and four midwater floaters.  Additionally, we operated two high‑specification jackups that were under contract when we sold the rigs, and we continue to operate such rigs until completion or novation of the drilling contracts.  At July 25, 2017, we also had four ultra‑deepwater drillships under construction or under contract to be constructed.

We provide contract drilling services in a single, global operating segment, which involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  We believe our drilling fleet is one of the most versatile fleets in the world, consisting of drillship and semisubmersible floaters used in support of offshore drilling activities and offshore support services on a worldwide basis.

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

Significant Events

Dispositions—On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the three and six months ended June 30, 2017, as a result of the transaction, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion associated with the disposal of these assets.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling Fleet.”

Impairments—During the three months ended June 30, 2017, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  As a result of our testing, we determined that the carrying amount of the midwater floater asset group was impaired.  In the three and six months ended June 30, 2017, we recognized a loss of $96 million, which had no tax effect, associated with the impairment of the midwater floater asset group.

Debt issuance—On May 5, 2017, our wholly owned subsidiary completed an offering of an aggregate principal amount of $410 million of 5.52% Senior Secured Notes due May 2022 (the “5.52% Senior Secured Notes”), and our subsidiary received aggregate cash proceeds of $403 million, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt retirements—On July 11, 2017, we completed cash offers to purchase (the “2017 Tender Offers”) up to $1.5 billion aggregate principal amount of certain of our debt securities (the “2017 Tendered Notes”).  We received valid tenders from holders of $1.2 billion aggregate principal amount of the 2017 Tendered Notes.  As a result, we made an aggregate cash payment of $1.3 billion and recognized or expect to recognize an aggregate net loss of $48 million associated with the retirement of such debt, validly tendered on or before the expiration date of the 2017 Tender Offers.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

During the six months ended June 30, 2017, we completed transactions to repurchase in the open market an aggregate principal amount of $147 million of our debt securities for an aggregate cash payment of $147 million.  As a result, in the six months ended June 30, 2017, we recognized an aggregate net loss of $1 million associated with the retirement of such repurchased debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, particularly for high‑specification floaters.  The demand for our drilling services will continue to be driven primarily by oil prices.  Although oil pricing has retreated below $50 per barrel in recent months, they remain significantly above the lows seen in 2016.  Over time, we believe the current oil supply and demand imbalance will narrow.  As spare oil capacity decreases, we expect upward pressure on commodity pricing with subsequent increased demand for our drilling rigs.

The number of floater fixtures awarded in the first half of 2017 have exceeded the full year 2016 total.  Despite this increase, dayrates on new contract awards remain challenged with the floater market continuing to be oversupplied.  Our industry outlook, therefore, remains cautious in the near term.

As of July 25, 2017, our contract backlog was $10.2 billion compared to $10.8 billion as of April 24, 2017.  Although the risks of drilling project delays, contract renegotiations and contract terminations and cancellations remain in the near term, we have not had any of our customers early terminate or cancel drilling contracts in the first half of 2017.  During the year ended December 31, 2016, our customers early terminated or cancelled drilling contracts for Deepwater Asgard,  Deepwater Champion,  Deepwater Millennium, Discoverer Deep Seas, Discoverer India, GSF Constellation II, GSF Development Driller I and Transocean John Shaw.

-  19  -

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of July 25, 2017, uncommitted fleet rates for the remainder of 2017 and each of the four years in the period ending December 31, 2021 were as follows:

	2017	2018	2019	2020	2021
Uncommitted fleet rate
Ultra-deepwater floaters	57%	67%	73%	79%	79%
Harsh environment floaters	18%	55%	93%	100%	100%
Deepwater floaters	33%	44%	100%	100%	100%
Midwater floaters	50%	63%	90%	100%	100%

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

	July 25,	April 24,	February 9,
	2017	2017	2017
Contract backlog	(In millions)
Ultra-deepwater floaters	$9,234	$9,674	$10,070
Harsh environment floaters	540	606	623
Deepwater floaters	190	230	259
Midwater floaters	100	117	127
High-specification jackups	96	126	172
Total contract backlog	$10,160	$10,753	$11,251

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

On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  At July 25, 2017, the contract backlog for the high‑specification jackups represents the contract backlog associated with the two high‑specification jackups that we continue to operate following the sale.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling Fleet.”

-  20  -

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2017	2017	2016
Average daily revenue
Ultra-deepwater floaters	$482,200	$519,900	$500,300
Harsh environment floaters	$262,200	$276,700	$343,500
Deepwater floaters	$199,000	$192,000	$238,600
Midwater floaters	$100,300	$92,300	$304,600
High-specification jackups	$142,800	$141,200	$137,900
Total fleet average daily revenue	$329,900	$337,700	$352,500

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may also be affected by revenues for lump sum bonuses or demobilization fees received from our customers.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high‑specification jackups are typically contracted at lower dayrates compared to ultra‑deepwater floaters and harsh environment floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, except when we continue to operate rigs subsequent to sale, as we do with two of the high‑specification jackups sold in May 2017.

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

	Three months ended
	June 30,	March 31,	June 30,
	2017	2017	2016
Revenue efficiency
Ultra-deepwater floaters	97%	98%	97%
Harsh environment floaters	98%	97%	98%
Deepwater floaters	96%	93%	97%
Midwater floaters	99%	91%	99%
High-specification jackups	99%	104%	87%
Total fleet average revenue efficiency	97%	98%	96%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2017	2017	2016
Rig utilization
Ultra-deepwater floaters	38%	36%	43%
Harsh environment floaters	62%	70%	46%
Deepwater floaters	67%	67%	52%
Midwater floaters	33%	27%	48%
High-specification jackups	54%	50%	59%
Total fleet average rig utilization	44%	43%	47%

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

-  21  -

Operating Results

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	June 30,
	2017	2016	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,137	2,585	(448)	(17)%
Average daily revenue	$329,900	$352,500	$(22,600)	(6)%
Revenue efficiency	97%	96%
Rig utilization	44%	47%

Contract drilling revenues	$705	$915	$(210)	(23)%
Other revenues	46	25	21	84%
	751	940	(189)	(20)%
Operating and maintenance expense	(333)	(497)	164	33%
Depreciation expense	(219)	(225)	6	3%
General and administrative expense	(35)	(41)	6	15%
Loss on impairment	(113)	(12)	(101)	nm
Loss on disposal of assets, net	(1,595)	(2)	(1,593)	nm
Operating income (loss)	(1,544)	163	(1,707)	nm
Other income (expense), net
Interest income	7	4	3	75%
Interest expense, net of amounts capitalized	(129)	(98)	(31)	(32)%
Gain (loss) on retirement of debt	(48)	38	(86)	nm
Other, net	(2)	3	(5)	nm
Income (loss) from continuing operations before income tax expense	(1,716)	110	(1,826)	nm
Income tax (expense) benefit	37	(18)	55	nm
Income (loss) from continuing operations	$(1,679)	$92	$(1,771)	nm

“nm” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the following: (a) approximately $125 million of decreased revenues resulting from rigs sold or classified as held for sale, (b) approximately $110 million of decreased revenues resulting from additional rigs idle or stacked and (c) approximately $35 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by approximately $65 million of increased revenues associated with our three newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016.

Other revenues increased for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to $30 million of increased revenues recognized in connection with drilling contracts early terminated or cancelled by our customers, partially offset by $9 million of decreased revenues for reimbursable items.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the following: (a) approximately $60 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (b) approximately $60 million of decreased costs and expenses resulting from additional rigs idle or stacked, (c) approximately $40 million of decreased costs and expenses related to optimized offshore in service costs and (d) approximately $20 million of reduced onshore costs.  These decreases were partially offset by approximately $15 million of increased costs and expenses associated with our three newbuild ultra‑deepwater drillships that commenced operations in the year ended December 31, 2016.

Loss on impairment—In the three months ended June 30, 2017, we recognized a loss on impairment related to the following: (a) a loss of $96 million associated with the impairment of our midwater floater asset group and (b) a loss of $17 million associated with the impairment of certain assets classified as held for sale.  In the three months ended June 30, 2016, we recognized a loss of $12 million associated with the impairment of certain assets classified as held for sale.

-  22  -

Loss on disposal of assets—Loss on disposal of assets in the three months ended June 30, 2017, was primarily the result of the completion of the sale of 10 high‑specification jackups and novation of the contracts relating to the construction of five high‑specification jackups, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to the following: (a) approximately $55 million of increased interest expense resulting from debt issued subsequent to June 30, 2016, (b) approximately $14 million of increased interest expense resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016 and (c) approximately $4 million of increased interest expense resulting from downgrades to the credit ratings for our senior unsecured long‑term debt.  Partially offsetting these increases was approximately $38 million of decreased interest expense resulting from the retirement of debt.

Loss on retirement of debt in the three months ended June 30, 2017, was primarily the result of retiring notes validly tendered through the early tender date of the 2017 Tender Offers.  Gain on retirement of debt in the three months ended June 30, 2016, was primarily the result of retiring debt repurchased in the open market.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended June 30, 2017 and 2016, our effective tax rate, excluding discrete items, was 74.0 percent and 14.1 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  Our effective tax rate increased in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.  We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the three months ended June 30, 2017 and 2016, the effect of the various discrete period tax items was a net tax benefit of $70 million and net tax expense of $7 million, respectively.  In the three months ended June 30, 2017, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for foreign tax credits not expected to be realized.  In the three months ended June 30, 2016, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  For the three months ended June 30, 2017 and 2016, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of 2.2 percent and 16.9 percent, respectively, based on income from continuing operations before income tax expense.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our marginal tax rate is lower than our effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended June 30, 2017, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.

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

-  23  -

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended
	June 30,
	2017	2016	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	4,324	5,385	(1,061)	(20)%
Average daily revenue	$333,800	$374,800	$(41,000)	(11)%
Revenue efficiency	98%	96%
Rig utilization	44%	49%

Contract drilling revenues	$1,443	$2,026	$(583)	(29)%
Other revenues	93	255	(162)	(64)%
	1,536	2,281	(745)	(33)%
Operating and maintenance expense	(676)	(1,152)	476	41%
Depreciation expense	(451)	(442)	(9)	(2)%
General and administrative expense	(74)	(84)	10	12%
Loss on impairment	(113)	(15)	(98)	nm
Loss on disposal of assets, net	(1,593)	(1)	(1,592)	nm
Operating income (loss)	(1,371)	587	(1,958)	nm
Other income (expense), net
Interest income	13	10	3	30%
Interest expense, net of amounts capitalized	(256)	(187)	(69)	(37)%
Gain (loss) on retirement of debt	(48)	38	(86)	nm
Other, net	1	2	(1)	(50)%
Income (loss) from continuing operations before income tax expense	(1,661)	450	(2,111)	nm
Income tax expense (benefit)	77	(116)	193	nm
Income (loss) from continuing operations	$(1,584)	$334	$(1,918)	nm

Operating revenues—Contract drilling revenues decreased for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (a) approximately $375 million of decreased revenues resulting from additional rigs idle or stacked, (b) approximately $270 million of decreased revenues resulting from rigs sold or classified as held for sale and (c) approximately $120 million of decreased revenues resulting from lower dayrates.  These decreases were partially offset by (a) approximately $160 million of increased revenues associated with our three newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016, and (b) $30 million of increased revenues resulting from improved revenue efficiency.

Other revenues decreased for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to $141 million of decreased revenues recognized in connection with drilling contracts early terminated or cancelled by our customers and $21 million of decreased revenues for reimbursable items.

Costs and expenses—Operating and maintenance costs and expenses decreased for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (a) approximately $265 million of decreased costs and expenses resulting from a greater number of rigs idle or stacked, (b) approximately $140 million of decreased costs and expenses resulting from rigs sold or classified as held for sale, (c) approximately $60 million of reduced onshore costs and (d) approximately $50 million of decreased costs and expenses related to optimized offshore in service costs.  These decreases were partially offset by approximately $40 million of increased costs and expenses associated with our three newbuild ultra‑deepwater drillships that commenced operations in the year ended December 31, 2016.

Loss on impairment—In the six months ended June 30, 2017, we recognized a loss on impairment related to the following: (a) a loss of $96 million associated with the impairment of our midwater floater asset group and (b) a loss of $17 million associated with the impairment of certain assets classified as held for sale.  In the six months ended June 30, 2016, we recognized a loss of $15 million associated with the impairment of certain assets classified as held for sale.

Loss on disposal of assets—Loss on disposal of assets in the six months ended June 30, 2017, was primarily the result of the completion of the sale of 10 high‑specification jackups and novation of the contracts relating to the construction of five high‑specification jackups, together with related assets.

-  24  -

Other income and expense—Interest expense, net of amounts capitalized, increased in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the following: (a) approximately $107 million of increased interest expense resulting from debt issued subsequent to June 30, 2016, (b) approximately $38 million of increased interest expense resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016 and (c) approximately $9 million of increased interest expense resulting from downgrades to the credit ratings for our senior unsecured long‑term debt.  Partially offsetting these increases was approximately $75 million of decreased interest expense resulting from the retirement of debt.

Loss on retirement of debt in the six months ended June 30, 2017, was primarily the result of retiring notes validly tendered through the early tender date of the 2017 Tender Offers.  Gain on retirement of debt in the six months ended June 30, 2016, was primarily the result of retiring notes repurchased in the open market.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the six months ended June 30, 2017 and 2016, our effective tax rate, excluding discrete items, was 78.0 percent and 25.7 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  Our effective tax rate increased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.  We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the six months ended June 30, 2017 and 2016, the effect of the various discrete period tax items was a net tax benefit of $147 million and net tax expense of $8 million, respectively.  In the six months ended June 30, 2017, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years, valuation allowances on deferred tax assets for foreign tax credits not expected to be realized, release of a valuation allowance on deferred tax assets for losses expected to be realized and deductions related to resolution of certain litigation matters related to Macondo well incident.  In the six months ended June 30, 2016, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  For the six months ended June 30, 2017 and 2016, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of 4.7 percent and 26.1 percent, respectively, based on income from continuing operations before income tax expense.

For the six months ended June 30, 2017 and 2016, to calculate our annual estimated effective income tax rate of 78.0 percent and 25.7 percent, respectively, in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the six months ended June 30, 2017 and 2016, our annual estimated effective income tax rate would have been 77.1 percent and 23.0 percent, respectively, if we had included all jurisdictions in our calculations.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our marginal tax rate is lower than our effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the six months ended June 30, 2017, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.

Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation

-  25  -

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2017, we had $2.5 billion in cash and cash equivalents.  In the six months ended June 30, 2017, our primary sources of cash were our cash flows from operating activities, including cash proceeds from customers that executed early terminations or cancellations of drilling contracts, net proceeds from our subsidiary’s issuance of debt and net proceeds from the sale of the high‑specification jackups.  Our primary uses of cash were the repayment of debt related to the 2017 Tender Offers, repurchases of debt in the open market and capital expenditures, primarily associated with our newbuild construction projects.

	Six months ended
	June 30,
	2017	2016	Change
	(In millions)
Cash flows from operating activities
Net income	$(1,584)	$334	$(1,918)
Depreciation	451	442	9
Loss on impairment	113	15	98
Loss on disposal of assets, net	1,593	1	1,592
(Gain) loss on retirement of debt	48	(38)	86
Deferred income tax expense (benefit)	(39)	39	(78)
Other non-cash items, net	39	30	9
Changes in deferred revenues and costs, net	(76)	26	(102)
Changes in other operating assets and liabilities, net	(42)	(11)	(31)
	$503	$838	$(335)

Net cash provided by operating activities decreased primarily due to a decrease of $168 million cash received from customers for early terminations or cancellations of drilling contracts and reduced operating activities.

	Six months ended
	June 30,
	2017	2016	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(258)	$(826)	$568
Proceeds from disposal of assets, net	329	15	314
Other, net	(15)	—	(15)
	$56	$(811)	$867

Net cash provided by (used in) investing activities decreased primarily due to reduced capital expenditures, primarily associated with our major construction projects, partially offset by increased proceeds from asset disposals, primarily related to the sale of 10 high‑specification jackups and the novation of contracts relating to the construction of five high‑specification jackups, together with related assets.

	Six months ended
	June 30,
	2017	2016	Change
	(In millions)
Cash flows from financing activities
Proceeds from debt issuance, net of issue costs	$403	$—	$403
Repayments of debt	(1,533)	(251)	(1,282)
Proceeds from cash accounts and investments restricted for financing activities, net of deposits	(7)	49	(56)
Distributions to holders of noncontrolling interest	—	(16)	16
Other, net	(3)	5	(8)
	$(1,140)	$(213)	$(927)

Net cash used in financing activities increased primarily due to increased cash used to repay debt, including $1.3 billion for the repayment of notes validly tendered on or before the early tender date for the 2017 Tender Offers, partially offset by cash proceeds from the issuance of the 5.52% Senior Secured Notes due May 2022 with no comparable issuance activity in the prior‑year period.

-  26  -

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under our existing bank credit agreement, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

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

Our internally generated cash flow is directly related to our business and the market sectors in which we operate.  Should the drilling market deteriorate, or should we experience poor results in our operations, cash flow from operations may be reduced.  We have, however, continued to generate positive cash flow from operating activities during recent years and expect that such cash flow will continue to be positive during the next year.

Debt issuances—On May 5, 2017, one of our wholly owned subsidiaries completed an offering of an aggregate principal amount of $410 million of the 5.52% Senior Secured Notes, and our subsidiary received aggregate cash proceeds of $403 million, net of issue costs.  Beginning September 29, 2017, our subsidiary will be required to make quarterly payments of principal and interest.  Our subsidiary may redeem all or a portion of the 5.52% Senior Secured Notes at any time on or prior to December 31, 2021 at a price equal to 100 percent of the aggregate principal amount plus, subject to certain exceptions related to the drilling contract for Deepwater Conqueror, a make‑whole amount.  Our subsidiary will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract, certain of which require the payment of a make‑whole amount.

On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of the 9.00% Senior Notes due July 2023, and we received aggregate cash proceeds of $1.21 billion, net of initial discount and issue costs.  We used the majority of the net proceeds from the debt offering to complete cash tender offers (the “2016 Tender Offers”).

On October 19, 2016 and December 8, 2016, we completed an offering of an aggregate principal amount of $600 million of the 7.75% Senior Secured Notes due October 2024 (the “7.75% Senior Secured Notes”) and $625 million of the 6.25% Senior Secured Notes due December 2024 (the “6.25% Senior Secured Notes”), respectively, and we received aggregate cash proceeds of $583 million and $609 million, respectively, net of initial discount and issue costs.  We are required to make semi‑annual payments of interest and principal on these notes.  The indentures that govern the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes contain covenants that limit the ability of our subsidiaries that own or operate the ultra‑deepwater floaters Deepwater Thalassa and Deepwater Proteus to declare or pay dividends and impose a maximum collateral rig leverage ratio (“Maximum Collateral Ratio”), represented by each rig’s earnings relative to the debt balance, that changes over the terms of the notes.  At June 30, 2017, the Maximum Collateral Ratio under both indentures was 5.75 to 1.00, and the collateral leverage ratio of each subsidiary was less than 5.00 to 1.00.

Debt scheduled maturity—On the scheduled maturity date of December 15, 2016, we made a cash payment of $938 million to repay the outstanding 5.05% Senior Notes due December 2016, at a price equal to 100 percent of the aggregate principal amount.

Debt tender offers—On July 11, 2017, we completed the 2017 Tender Offers to purchase for cash up to $1.5 billion aggregate principal amount of the 2017 Tendered Notes.  As a result, we received valid tenders from holders of an aggregate principal amount of $1.2 billion of the 2017 Tendered Notes, and we made an aggregate cash payment of $1.3 billion to settle the 2017 Tendered Notes.

On August 1, 2016, we completed the 2016 Tender Offers to purchase for cash up to $1.0 billion aggregate principal amount of certain of our outstanding senior notes (collectively, the “2016 Tendered Notes”).  As a result of the 2016 Tender Offers, we received valid tenders from holders of an aggregate principal amount of $981 million of the 2016 Tendered Notes, and in the year ended December 31, 2016, we made an aggregate cash payment of $876 million to settle the 2016 Tendered Notes.

Debt repurchases—In the six months ended June 30, 2017, we repurchased in the open market an aggregate principal amount of $147 million of our debt securities for an aggregate cash payment of $147 million.  In the year ended December 31, 2016, we repurchased in the open market an aggregate principal amount of $399 million of our debt securities for an aggregate cash payment of $354 million.

-  27  -

Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, which is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  At June 30, 2017, our debt to tangible capitalization ratio, as defined, was 0.34 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At July 25, 2017, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At July 25, 2017, we had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Litigation settlements and insurance recoveries—On May 29, 2015, together with the Plaintiff Steering Committee (the “PSC”), we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP plc. (together with its affiliates, “BP”) had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account pending approval of the settlement by the MDL Court.  As of July 25, 2017, the aggregate cash balance of our escrow accounts was $237 million.

We have recovered a portion of our historical costs resulting from the Macondo well incident under the first four excess layers of our excess liability insurance program, the limits of which are now fully exhausted, and we have submitted claims to the fifth layer underwriters.  In the six months ended June 30, 2017 and the year ended December 31, 2016, we received cash proceeds of $10 million and $20 million, respectively, associated with such claims submitted to the fifth layer underwriters.  We cannot provide assurance that we will successfully recover additional proceeds under the available policy limits.

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

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.6 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  Based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt ratings considerations and other factors, we may elect to retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, we may elect not to repurchase any additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  In the six months ended June 30, 2017 and the year ended December 31, 2016, we did not purchase shares under our share repurchase program.  At July 25, 2017, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.4 billion, of our outstanding shares.

-  28  -

Contractual obligations—As of June 30, 2017, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2016:

		For the twelve months ending June 30,
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
	(in millions)
Contractual obligations
Debt	$6,923	$846	$412	$1,025	$4,640
Interest on debt	4,523	484	884	781	2,374
Purchase obligations	904	84	402	418	—
Total	$12,350	$1,414	$1,698	$2,224	$7,014

Other commercial commitments—As of June 30, 2017, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2016.

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

In the six months ended June 30, 2017, we made capital expenditures of $258 million, including capitalized interest of $60 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  As of June 30, 2017, we had ceased capitalization of interest costs on our two uncontracted newbuilds due to a pause in construction.  The historical and projected capital expenditures and other capital additions, including capitalized interest, for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	six months	six months				Total
	through	ended	ending				estimated
	December 31,	June 30,	December 31,	For the years ending December 31,			costs
	2016	2017	2017	2018	2019	2020	at completion
	(In millions)
Deepwater Pontus (a)	$745	$67	$88	$—	$—	$—	$900
Deepwater Poseidon (a)	707	68	106	29	—	—	910
Ultra-Deepwater drillship TBN1 (b)	221	30	22	22	52	453	800
Ultra-Deepwater drillship TBN2 (b)	166	29	9	14	38	494	750
Total	$1,839	$194	$225	$65	$90	$947	$3,360

(a)

Deepwater Pontus and Deepwater Poseidon, two newbuild ultra‑deepwater drillships under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, are expected to commence operations in the fourth quarter of 2017 and the first quarter of 2018, respectively.

(b)

Our two unnamed ultra‑deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the first quarter of 2020 and the third quarter of 2020, respectively.  The delivery expectations and the cost projections presented above reflect the terms of our construction agreements, as amended to delay delivery in consideration of current market conditions.

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

-  29  -

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the six months ended June 30, 2017, we identified two such drilling units that we have sold or intend to sell for scrap value.  During the year ended December 31, 2016, we identified seven such drilling units that we have sold.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.

On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the six months ended June 30, 2017, as a result of the transaction, we received aggregate net cash proceeds of $319 million.  During the six months ended June 30, 2017, we also completed the sale of one midwater floater, along with related assets, and we received net cash proceeds of $3 million.  During the year ended December 31, 2016, we completed the sale of three deepwater floaters and eight midwater floaters, along with related assets, and we received aggregate net cash proceeds of $22 million.

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

U.S. Environmental Protection Agency Agreement—On February 25, 2013, we and the U.S. Environmental Protection Agency (the “EPA”) entered into an administrative agreement (the “EPA Agreement”), which had a five‑year term.  Subject to our compliance with the terms of the EPA Agreement, the EPA agreed that it would not suspend, debar or statutorily disqualify us and would lift any existing suspension, debarment or statutory disqualification.  In 2016, Transocean approached the EPA Suspension and Debarment Division (“EPA SDD”) to request the early termination of the EPA Agreement in light of Transocean’s successful performance of its obligations under the EPA Agreement.  After discussions between Transocean and the EPA SDD in 2016 and early 2017, the EPA Suspension and Debarment Official granted Transocean’s request.  The EPA Agreement was terminated effective as of June 21, 2017.

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

See Notes to Condensed Consolidated Financial Statements—Note 6—Income Taxes.

-  30  -

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2016.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2017, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our long‑term and short‑term debt, our restricted cash balances and investments and our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2016.  With exception to the following, there have been no material changes to these previously reported matters during the six months ended June 30, 2017.

For our debt instruments, the following table presents the principal cash flows and related weighted‑average interest rates by contractual maturity date.  The following table presents information for the 12‑month periods ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt
Fixed rate (USD)	$796	$234	$242	$540	$560	$5,027	$7,399	$7,061
Average interest rate	5.95%	6.58%	6.57%	6.53%	7.69%	7.61%

_______________________________

(a)	Expected maturity amounts are based on the face value of debt.

Interest rate risk—At June 30, 2017 and December 31, 2016, the fair value of our debt was $7.1 billion and $8.2 billion, respectively.  During the six months ended June 30, 2017, the fair value of our debt decreased by $1.1 billion due to the following: (a) an increase of approximately $406 million resulting from the issuance of $410 million aggregate principal amount of new debt and (b) a decrease of approximately $1.5 billion resulting from the retirement of $1.5 billion aggregate principal amount of debt, primarily as a result of the 2017 Tender Offers and our open market repurchases.

-  31  -

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States (“U.S.”) Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting as set forth below, our disclosure controls and procedures were not effective as of June 30, 2017.

Internal control over financial reporting—In the course of the external audit of the consolidated financial statements for the year ended December 31, 2016, and of our related control over financial reporting, errors resulting from the deficient controls described below were identified for which correction of the cumulative error would have been material to the 2016 financial statements, but which was not material to any of our previously issued consolidated financial statements.  The errors did not result in a material misstatement in our prior financial statements and therefore did not require our previously filed reports to be amended.  However, as a result of the significance of the cumulative accounting errors resulting from the deficient controls, we revised our financial statements for 2014 and 2015 and the interim financial statements in 2016 and 2015.  The corrections of prior year financial statements for 2014 and 2015 are included in the consolidated financial statements for the year ended December 31, 2016, that are included in our annual report on Form 10‑K, filed on March 7, 2017.

In connection with the errors, we evaluated the deficiencies in our internal controls over financial reporting and determined our internal control over financial reporting as of December 31, 2016, was not effective due to a material weakness in our controls over income tax accounting.  Specifically, the execution of the controls over the application of the accounting literature to the measurement of deferred taxes did not operate effectively in relation to: (1) the remeasurement of certain nonmonetary assets in Norway, (2) the analysis of our U.S. defined benefit pension plans and effect on other comprehensive income and (3) the assessment of the realizability of our deferred tax assets, and the need for valuation allowances.  The matters were discovered during the course of the 2016 external audit of the accounts and related controls.

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

We are in the process of remediating this material weakness by executing upon the above actions.  Management believes the foregoing efforts will effectively remediate the material weakness.  The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.  As we continue to monitor the effectiveness of our internal control over financial reporting in the area affected by the material weakness, we will perform additional procedures, including the use of manual mitigating control procedures, where necessary, and will employ any additional resources deemed necessary to provide assurance that our financial statements continue to be fairly stated in all material respects.  As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above.  Management will continue to review and make necessary changes to the overall design of our internal controls.

Changes in internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

-  32  -

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

As of June 30, 2017, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program and in response to events arising generally within our industry and in the markets where we do business.  For example, in the year ended December 31, 2015, we began investigating statements made by a former employee of Petróleo Brasileiro S.A. (“Petrobras”) related to the award to us of a drilling services contract in Brazil.  These statements were made in connection with an ongoing criminal investigation by the Brazilian authorities into Petrobras and certain other companies and individuals.  We have completed our internal investigation, and we have not identified any wrongdoing by any of our employees or agents in connection with our business.  We have voluntarily met with governmental authorities in the United States to discuss the statements made by the former Petrobras employee and our internal investigation, as well as our findings.  We will continue to investigate these types of allegations and cooperate with governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has, or will, occur; however, there can be no assurance as to the outcome of these matters.

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased (a)	Per Share	Plans or Programs (b)	(in millions) (b)
April 2017	341	$11.03	—	$3,384
May 2017	2,205	9.43	—	3,384
June 2017	3,054	9.16	—	3,384
Total	5,600	$9.38	—	$3,384

(a)

The total number of shares purchased in the second quarter of 2017 consists of 5,600 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted share units awarded to our employees under our Long‑Term Incentive Plan.

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

Item 4.Mine Safety Disclosures

Not applicable.

-  33  -

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
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

Certain agreements relating to our long‑term debt have not been filed as exhibits as permitted by paragraph (b)(4)(iii)(A) of Item 601 of Regulation S‑K since the total amount of securities authorized under any such agreements do not exceed 10 percent of our total consolidated assets.  Upon request, we will furnish to the SEC all constituent agreements defining the rights of holders of our long‑term debt not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 2, 2017.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  34  -