Form 10-Q
period 2017-09-30
Transocean Ltd.
filed 2017-11-01
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 24, 2017, 391,213,324 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10‑Q

QUARTER ENDED SEPTEMBER 30, 2017

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating revenues
Contract drilling revenues	$699	$886	$2,142	$2,912
Other revenues	109	20	202	275
	808	906	2,344	3,187
Costs and expenses
Operating and maintenance	323	409	999	1,561
Depreciation	197	225	648	667
General and administrative	39	41	113	125
	559	675	1,760	2,353
Loss on impairment	(1,385)	(11)	(1,498)	(26)
Gain (loss) on disposal of assets, net	(9)	9	(1,602)	8
Operating income (loss)	(1,145)	229	(2,516)	816

Other income (expense), net
Interest income	21	5	34	15
Interest expense, net of amounts capitalized	(112)	(109)	(368)	(296)
Gain (loss) on retirement of debt	(1)	110	(49)	148
Other, net	6	7	7	9
	(86)	13	(376)	(124)
Income (loss) before income tax expense	(1,231)	242	(2,892)	692
Income tax expense	180	6	103	122

Net income (loss)	(1,411)	236	(2,995)	570
Net income attributable to noncontrolling interest	6	18	21	35
Net income (loss) attributable to controlling interest	$(1,417)	$218	$(3,016)	$535

Earnings (loss) per share
Earnings (loss) per share—basic	$(3.62)	$0.59	$(7.72)	$1.44
Earnings (loss) per share—diluted	$(3.62)	$0.59	$(7.72)	$1.44

Weighted-average shares outstanding
Basic	391	365	391	365
Diluted	391	365	391	365

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$(1,411)	$236	$(2,995)	$570
Net income attributable to noncontrolling interest	6	18	21	35
Net income (loss) attributable to controlling interest	(1,417)	218	(3,016)	535

Components of net periodic benefit costs before reclassifications	—	8	(2)	1
Components of net periodic benefit costs reclassified to net income	4	8	12	9

Other comprehensive income before income taxes	4	16	10	10
Income taxes	(2)	—	(25)	(3)
Other comprehensive income (loss)	2	16	(15)	7
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	2	16	(15)	7

Total comprehensive income (loss)	(1,409)	252	(3,010)	577
Total comprehensive income attributable to noncontrolling interest	6	18	21	35
Total comprehensive income (loss) attributable to controlling interest	$(1,415)	$234	$(3,031)	$542

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$2,717	$3,052
Accounts receivable, net of allowance for doubtful accounts of less than $1 at September 30, 2017 and December 31, 2016	663	898
Materials and supplies, net of allowance for obsolescence of $154 and $153 at September 30, 2017 and December 31, 2016, respectively	437	561
Restricted cash	480	466
Other current assets	154	121
Total current assets	4,451	5,098

Property and equipment	22,599	27,372
Less accumulated depreciation	(5,117)	(6,279)
Property and equipment, net	17,482	21,093
Deferred income taxes, net	167	298
Other assets	341	400
Total assets	$22,441	$26,889

Liabilities and equity
Accounts payable	$172	$206
Accrued income taxes	159	95
Debt due within one year	799	724
Other current liabilities	755	960
Total current liabilities	1,885	1,985

Long-term debt	6,501	7,740
Deferred income taxes, net	106	178
Other long-term liabilities	1,098	1,153
Total long-term liabilities	7,705	9,071

Commitments and contingencies
Redeemable noncontrolling interest	48	28

Shares, CHF 0.10 par value, 417,060,033 authorized, 143,783,041 conditionally authorized and 394,801,990 issued at September 30, 2017 and December 31, 2016 and 391,211,739 and 389,366,241 outstanding at September 30, 2017 and December 31, 2016, respectively	37	36
Additional paid-in capital	11,020	10,993
Retained earnings	2,040	5,056
Accumulated other comprehensive loss	(298)	(283)
Total controlling interest shareholders’ equity	12,799	15,802
Noncontrolling interest	4	3
Total equity	12,803	15,805
Total liabilities and equity	$22,441	$26,889

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Nine months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	Quantity		Amount
Shares
Balance, beginning of period	389	364	$36	$5,193
Issuance of shares under share-based compensation plans	2	1	1	—
Reduction of par value	—	—	—	(5,159)
Balance, end of period	391	365	$37	$34

Additional paid-in capital
Balance, beginning of period			$10,993	$5,736
Share-based compensation			30	31
Issuance of shares under share-based compensation plans			(1)	—
Reduction of par value			—	5,159
Cancellation of shares held in treasury			—	(240)
Allocated capital for transactions with holders of noncontrolling interest			—	(7)
Other, net			(2)	3
Balance, end of period			$11,020	$10,682

Treasury shares, at cost
Balance, beginning of period			$—	$(240)
Cancellation of shares held in treasury			—	240
Balance, end of period			$—	$—

Retained earnings
Balance, beginning of period			$5,056	$4,278
Net income (loss) attributable to controlling interest			(3,016)	535
Balance, end of period			$2,040	$4,813

Accumulated other comprehensive loss
Balance, beginning of period			$(283)	$(277)
Other comprehensive income (loss) attributable to controlling interest			(15)	7
Balance, end of period			$(298)	$(270)

Total controlling interest shareholders’ equity
Balance, beginning of period			$15,802	$14,690
Total comprehensive income (loss) attributable to controlling interest			(3,031)	542
Share-based compensation			30	31
Allocated capital for transactions with holders of noncontrolling interest			—	(7)
Other, net			(2)	3
Balance, end of period			$12,799	$15,259

Noncontrolling interest
Balance, beginning of period			$3	$310
Total comprehensive income attributable to noncontrolling interest			1	19
Distributions to holders of noncontrolling interest			—	(23)
Acquisition of noncontrolling interest			—	(5)
Allocated capital for transactions with holders of noncontrolling interest			—	7
Balance, end of period			$4	$308

Total equity
Balance, beginning of period			$15,805	$15,000
Total comprehensive income (loss)			(3,030)	561
Share-based compensation			30	31
Distributions to holders of noncontrolling interest			—	(23)
Acquisition of noncontrolling interest			—	(5)
Other, net			(2)	3
Balance, end of period			$12,803	$15,567

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(2,995)	$570
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	648	667
Share-based compensation expense	30	31
Loss on impairment	1,498	26
(Gain) loss on disposal of assets, net	1,602	(8)
(Gain) loss on retirement of debt	49	(148)
Deferred income tax expense	32	44
Other, net	29	11
Changes in deferred revenues, net	(109)	(30)
Changes in deferred costs, net	42	64
Changes in other operating assets and liabilities, net	61	51
Net cash provided by operating activities	887	1,278

Cash flows from investing activities
Capital expenditures	(386)	(1,072)
Proceeds from disposal of assets, net	330	16
Other, net	10	—
Net cash used in investing activities	(46)	(1,056)

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	403	1,210
Repayments of debt	(1,629)	(1,316)
Deposits to cash accounts restricted for financing activities	(78)	(24)
Proceeds from cash accounts and investments restricted for financing activities	131	124
Distributions to holders of noncontrolling interest	—	(23)
Other, net	(3)	2
Net cash used in financing activities	(1,176)	(27)

Net increase (decrease) in cash and cash equivalents	(335)	195
Cash and cash equivalents at beginning of period	3,052	2,339
Cash and cash equivalents at end of period	$2,717	$2,534

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At September 30, 2017, we owned or had partial ownership interests in and operated 38 mobile offshore drilling units, including 25 ultra‑deepwater floaters, seven harsh environment floaters, two deepwater floaters and four midwater floaters.  At September 30, 2017, we also had four ultra‑deepwater drillships under construction or under contract to be constructed.

On August 13, 2017, we entered into a transaction agreement (the “Transaction Agreement”) with Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”), pursuant to which we will offer to acquire all of the issued and outstanding shares of Songa, subject to certain conditions, through a public voluntary exchange offer (the “Offer”).  At September 30, 2017, Songa owned and operated seven mobile offshore drilling units, including four harsh environment floaters and three midwater floaters.  See Note 4—Business Combination.

On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  At September 30, 2017 we continued to operate two high‑specification jackups that were under contract when we sold the rigs, and we will continue to operate such rigs until completion or novation of the respective drilling contracts.  See Note 6—Drilling Fleet.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, included in our annual report on Form 10‑K filed on March 7, 2017.

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

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  As of September 30, 2017, we had ceased capitalization of interest costs on our two uncontracted newbuilds due to a pause in construction progress.  In the three and nine months ended September 30, 2017, we capitalized interest costs of $31 million and $91 million, respectively, for construction work in progress.  In the three and nine months ended September 30, 2016, we capitalized interest costs of $41 million and $130 million, respectively, for construction work in progress.

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

Recently issued accounting standards

Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Given the interaction with the accounting standards update related to leases, we expect to adopt the updates concurrently, effective January 1, 2018.  We expect to apply the full retrospective approach to our adoption, which is consistent with the approach we expect to elect under the lease accounting standards update.  Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances.  We have determined we have one revenue stream.  Although we do not expect material changes to the timing of our revenue recognition relative to current accounting standards, we are still evaluating the allocation of lease and non‑lease components of our revenues and the disclosures that will be contained in our notes to condensed consolidated financial statements.  We are continuing to evaluate the requirements and the other effects such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Leases—Effective no later than January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Under the updated accounting standards, we have determined that our drilling contracts contain a lease component, and our adoption, therefore, will require that we separately recognize revenues associated with the lease and services components.  Given the interaction with the accounting standards update related to revenue from contracts with customers, we expect to adopt the updates concurrently, effective January 1, 2018.  We expect to apply the modified retrospective approach to our adoption, which is consistent with the approach we expect to elect under the revenue accounting standards update.  Our adoption, and the ultimate effect on our condensed consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances.  Although we do not expect material changes to the timing of our revenue recognition relative to current accounting standards, we are still evaluating the allocation of lease and non‑lease components of our revenues and the disclosures that will be contained in our notes to condensed consolidated financial statements.  Additionally, based on the lease arrangements under which we are the lessee as of September 30, 2017, we expect to recognize an aggregate lease liability and a corresponding right‑to‑use asset of between $50 million and $70 million.  We are continuing to evaluate the requirements with regard to arrangements under which we are the lessor and the other effects such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

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

Statement of cash flows—Effective no later than January 1, 2018, we will adopt the accounting standards update that requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our condensed consolidated statements of cash flows, we will remove the effect of proceeds from and deposits to restricted accounts from our

-  7  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

cash flows provided by or used in operating and financing activities, as applicable.  For the nine months ended September 30, 2017 and 2016, such changes would not have had a material effect on our condensed consolidated statements of cash flows.

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

Note 4—Business Combination

On August 13, 2017, we entered into the Transaction Agreement with Songa pursuant to which we will offer to acquire all of the issued and outstanding shares of Songa.  As part of the Offer, we agreed to offer to exchange each of the issued and outstanding shares in Songa for consideration, based on a value of NOK 47.50 per Songa share, consisting of (i) 68.6 million newly issued shares of Transocean Ltd., par value CHF 0.10 per share, and (ii) approximately $575 million aggregate principal amount of 0.5% Senior Unsecured Exchangeable Bonds to be issued by Transocean Inc. (the “Exchangeable Bonds”) exchangeable into shares of Transocean Ltd.  Additionally, each Songa shareholder may elect to receive a cash payment of NOK 47.50 per Songa share up to a maximum of NOK 125,000 per shareholder in lieu of some or all of the consideration such shareholder would otherwise be entitled to receive in the Offer.  The consideration, as presented in the Offer, is based on an equity value of Songa on a fully diluted basis of approximately NOK 9.1 billion and an enterprise value of approximately NOK 26.4 billion, equivalent to approximately $1.2 billion and $3.4 billion, respectively, measured as of the date of the Offer using a currency exchange ratio of NOK 7.9239 to $1.00.  We also expect to (i) acquire certain outstanding bonds issued by Songa in exchange for Exchangeable Bonds, and (ii) acquire a $50 million loan made to Songa by one of its shareholders in exchange for Exchangeable Bonds.  The consummation of the Offer is subject to the satisfaction of customary closing conditions for transactions of this type.

The Exchangeable Bonds will have an exchange ratio equal to 0.7145 times, determined as of the date of the Offer, based on the market price of $8.39 per Transocean Ltd. share and a currency exchange ratio of NOK 7.9239 to $1.00 .  The Exchangeable Bonds will mature five years from the date of issuance.  Interest is expected to be paid semiannually at 0.5% per annum.

We expect to complete the transaction before December 31, 2017.  If completed, we will account for the transaction using the acquisition method of accounting, pursuant to which we will record the consideration transferred, the assets acquired and the liabilities assumed at fair value, measured as of the acquisition date.

Note 5—Variable Interest Entities

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, is a variable interest entity for which we are the primary beneficiary.  The carrying amount of ADDCL, after eliminating the effect of intercompany transactions, was as follows (in millions):

	September 30,	December 31,
	2017	2016
Assets	$764	$787
Liabilities	14	25
Net carrying amount	$750	$762

-  8  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Drilling Fleet

Construction work in progress—For the nine months ended September 30, 2017 and 2016, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Nine months ended
	September 30,
	2017	2016
Construction work in progress, at beginning of period	$2,171	$3,735

Capital expenditures
Newbuild construction program	299	959
Other equipment and construction projects	87	113
Total capital expenditures	386	1,072
Changes in accrued capital additions	(22)	(90)

Construction in progress sold	(289)	—
Property and equipment placed into service
Newbuild construction program	—	(1,672)
Other property and equipment	(66)	(203)
Construction work in progress, at end of period	$2,180	$2,842

Impairments of assets held and used—During the three months ended June 30, 2017, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included recent significant declines in commodity prices and the market value of our stock, a reduction of projected dayrates and a further extension of currently low utilization rates.  As a result of our testing, we determined that the carrying amount of the midwater floater asset group was impaired.  In the nine months ended September 30, 2017, we recognized a loss of $94 million ($95 million, after taxes, or $0.25 per diluted share), associated with the impairment of the midwater floater asset group.  We measured the fair value of this asset group by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Impairments of assets held for sale—In the three months ended September 30, 2017, we recognized an aggregate loss of $1.4 billion ($3.54 per diluted share), which had no tax effect, associated with the impairment of the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, GSF Jack Ryan, Sedco Energy and Sedco Express and the deepwater floater Transocean Marianas, along with related assets, which were classified as held for sale at the time of impairment.  In the nine months ended September 30, 2017, we recognized an aggregate loss of $1.4 billion ($3.60 per diluted share), which had no tax effect, associated with the impairment of the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, GSF Jack Ryan, Sedco Energy and Sedco Express, the deepwater floater Transocean Marianas and the midwater floaters Transocean Prospect and Transocean Searcher, along with related assets, which were classified as held for sale at the time of impairment.

In the three months ended September 30, 2016, we recognized an aggregate loss of $11 million ($0.03 per diluted share), which had no tax effect, associated with the impairment of the midwater floaters Transocean Driller and Transocean Winner, along with related assets, which were held for sale at the time of impairment.  In the nine months ended September 30, 2016, we recognized an aggregate loss of $26 million ($25 million, net of tax, or $0.06 per diluted share) associated with the impairment of the deepwater floater Sedco 702 and the midwater floaters Transocean Driller,  Transocean John Shaw and Transocean Winner, along with related assets, which were classified as held for sale at the time of impairment.

We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related assets to be sold for scrap value or alternative use.  If we commit to plans to sell additional rigs for values below the respective carrying amounts or commit to plans to recycle additional rigs and sell them for scrap value, we may be required to recognize additional losses associated with the impairment of such assets.  Such losses could be material.

Dispositions—On May 31, 2017, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of 10 high‑specification jackups, including GSF Constellation I, GSF Constellation II, GSF Galaxy I, GSF Galaxy II, GSF Galaxy III, GSF Monarch, Transocean Andaman, Transocean Ao Thai, Transocean Honor and Transocean Siam Driller, along with related assets, and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the nine months ended September 30, 2017, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion

-  9  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

($4.08 per diluted share), which had no tax effect, associated with the disposal of these assets.  Following the completion of the sale, we agreed to continue to operate three of these high‑specification jackups through completion or novation of the respective drilling contracts, one of which was completed as of September 30, 2017.  In the three and nine months ended September 30, 2017, excluding our loss on the disposal of these assets, our operating results included income of $19 million and $46 million, respectively, before taxes, associated with the high‑specification jackup asset group.  In the three and nine months ended September 30, 2016, our operating results included income of $25 million and $47 million, respectively, before taxes, associated with the high‑specification jackup asset group.

During the nine months ended September 30, 2017, we also completed the sale of the midwater floater GSF Rig 140, along with related assets.  In the nine months ended September 30, 2017, we received aggregate net cash proceeds of $3 million and recognized an aggregate net gain of $2 million associated with the disposal of these assets.  In the three and nine months ended September 30, 2017, we received aggregate net cash proceeds of $1 million and $8 million, respectively, and recognized an aggregate net loss of $9 million and $8 million, respectively, associated with the disposal of assets unrelated to rig sales.

During the nine months ended September 30, 2016, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the deepwater floater Deepwater Navigator and the midwater floaters Falcon 100, GSF Grand Banks, GSF Rig 135, Sedneth 701 and Transocean John Shaw, along with related assets.  In the nine months ended September 30, 2016, we received aggregate net cash proceeds of $11 million, and in the three and nine months ended September 30, 2016, we recognized an aggregate net gain of $3 million and $8 million, respectively, associated with the disposal of these assets.  In the three and nine months ended September 30, 2016, we received aggregate net cash proceeds of $1 million and $5 million, respectively, and recognized an aggregate net gain of $6 million and less than $1 million, respectively, associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At September 30, 2017, the aggregate carrying amount of our assets held for sale, including the  ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, GSF Jack Ryan, Sedco Energy and Sedco Express, the deepwater floater Transocean Marianas and the midwater floaters Transocean Prospect and Transocean Searcher, along with related assets, was $39 million, recorded in other current assets.  At December 31, 2016, the aggregate carrying amount of our assets held for sale, including the midwater floater GSF Rig 140, along with related assets and certain corporate assets, was $6 million, recorded in other current assets.

Note 7—Income Taxes

Tax provision and rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the nine months ended September 30, 2017 and 2016, our estimated effective tax rate, excluding discrete items, was 64.2 percent and 25.9 percent, respectively, based on estimated annual income from continuing operations before income taxes.  Our effective tax rate increased in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets not expected to be realized.

We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the nine months ended September 30, 2017 and 2016, the effect of the various discrete period tax items was a net tax benefit of $57 million and $24 million, respectively.  In the nine months ended September 30, 2017, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years, valuation allowances on deferred tax assets not expected to be realized, and deductions related to resolution of certain litigation matters related to the Macondo well incident.  In the nine months ended September 30, 2016, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  For the nine months ended September 30, 2017 and 2016, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (3.6) percent and 17.8 percent, respectively, based on income from continuing operations before income tax expense.

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  As of September 30, 2017, our consolidated cumulative loss incurred over the recent three‑year period, primarily due to losses on impairment and disposal of assets, represented significant objective negative evidence for our evaluation.  Such evidence, together with potential organizational changes that could alter our ability to realize certain deferred tax assets, has limited our ability to consider other subjective evidence, such as projected future contract activity.  As a result, we recorded a valuation allowance of $144 million to recognize only a portion of our U.S. deferred tax assets that are more likely than not to be recognized.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non‑U.S. tax matters for years prior to 2010.  Our tax returns in the major jurisdictions in which we operate, other than Brazil, as mentioned below, are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in two major jurisdictions for up to 20 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities issued a tax assessment with respect to our tax returns for the years 2000 through 2004, which is currently for an aggregate amount of BRL 846 million, equivalent to approximately $267 million, including penalties and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities for this tax assessment, and we are currently engaged in the appeals process.  On May 19, 2014, the Brazilian tax authorities issued a tax assessment with respect to our Brazilian income tax returns for the years 2009 and 2010, which is currently for an aggregate amount of BRL 144 million, equivalent to approximately $46 million, including penalties and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities for this tax assessment.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 8—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings (loss) from continuing operations were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$(1,417)	$(1,417)	$218	$218	$(3,016)	$(3,016)	$535	$535
Undistributed earnings allocable to participating securities	—	—	(3)	(3)	—	—	(8)	(9)
Income (loss) from continuing operations available to shareholders	$(1,417)	$(1,417)	$215	$215	$(3,016)	$(3,016)	$527	$526

Denominator for earnings (loss) per share
Weighted-average shares outstanding	391	391	365	365	391	391	365	365
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	391	391	365	365	391	391	365	365

Per share earnings (loss) from continuing operations	$(3.62)	$(3.62)	$0.59	$0.59	$(7.72)	$(7.72)	$1.44	$1.44

In the three and nine months ended September 30, 2017, we excluded from the calculation 5.6 million and 4.7 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three and nine months ended September 30, 2016, we excluded from the calculation 3.6 million and 2.9 million share‑based awards, respectively, since the effect would have been anti‑dilutive.

-  11  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Debt

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums and issue costs, of our debt were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
2.50% Senior Notes due October 2017	$152	$485	$152	$484
Eksportfinans Loans due January 2018	27	123	27	123
6.00% Senior Notes due March 2018	319	754	319	757
7.375% Senior Notes due April 2018	82	211	82	211
6.50% Senior Notes due November 2020	292	508	295	513
6.375% Senior Notes due December 2021	332	552	330	549
5.52% Senior Secured Notes due May 2022	381	—	375	—
3.80% Senior Notes due October 2022	506	539	501	534
9.00% Senior Notes due July 2023	1,250	1,250	1,215	1,211
7.75% Senior Secured Notes due October 2024	570	600	556	583
6.25% Senior Secured Notes due December 2024	594	625	580	609
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	307	308
Capital lease contract due August 2029	545	566	545	566
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	7,383	8,546	7,300	8,464
Less debt due within one year
2.50% Senior Notes due October 2017	152	485	152	484
Eksportfinans Loans due January 2018	27	98	27	98
6.00% Senior Notes due March 2018	319	—	319	—
7.375% Senior Notes due April 2018	82	—	82	—
5.52% Senior Secured Notes due May 2022	77	—	75	—
7.75% Senior Secured Notes due October 2024	60	60	57	57
6.25% Senior Secured Notes due December 2024	63	63	60	60
Capital lease contract due August 2029	27	25	27	25
Total debt due within one year	807	731	799	724
Total long-term debt	$6,576	$7,815	$6,501	$7,740

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to our credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  As of September 30, 2017, based on the Debt Rating in effect on that date, the interest rate in effect for the 2.50% Senior Notes due October 2017 and the 3.80% Senior Notes due October 2022 was 4.50 percent and 5.80 percent, respectively, and the interest rate in effect for the 6.375% Senior Notes due December 2021 and the 7.35% Senior Notes due December 2041 was 8.375 percent and 9.35 percent, respectively.

Five‑Year Revolving Credit Facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, which is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  Additionally, such borrowings are guaranteed by Transocean Ltd. and may be prepaid in whole or in part without premium or penalty.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At September 30, 2017, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At September 30, 2017, we had no borrowings outstanding or letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

-  12  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Issuance—On May 5, 2017, one of our wholly owned subsidiaries completed an offering of an aggregate principal amount of $410 million of 5.52% senior secured notes due May 2022 (the “5.52% Senior Secured Notes”), and our subsidiary received aggregate cash proceeds of $403 million, net of issue costs.  On September 29, 2017, our subsidiary made the first of the required quarterly installments of principal and interest.  The 5.52% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Conqueror, the equity of the wholly owned subsidiaries that own and operate the collateral rig, and certain related assets.  Additionally, our subsidiary is required to maintain certain balances in restricted cash accounts.  At September 30, 2017, our subsidiary had $95 million deposited in cash accounts restricted for debt service and working capital requirements.  Our subsidiary may redeem all or a portion of the 5.52% Senior Secured Notes at any time on or prior to December 31, 2021 at a price equal to 100 percent of the aggregate principal amount plus, subject to certain exceptions related to the drilling contract for Deepwater Conqueror, a make‑whole amount.  Our subsidiary will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount, and, under certain circumstances, the payment of a make‑whole amount, upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract.

See Note 14—Subsequent Events.

Tender offers—On July 11, 2017, we completed cash tender offers to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  On August 1, 2016, we completed cash tender offers to purchase up to $1.0 billion aggregate principal amount of certain notes (the “2016 Tendered Notes”).  During the nine months ended September 30, 2017 and 2016, we received valid tenders from holders of aggregate principal amounts of the 2017 Tendered Notes and 2016 Tendered Notes as follows (in millions):

	Nine months ended
	September 30,
	2017	2016

2.50% Senior Notes due October 2017	$271	$—
6.00% Senior Notes due March 2018	400	—
7.375% Senior Notes due April 2018	128	—
6.50% Senior Notes due November 2020	207	348
6.375% Senior Notes due December 2021	213	476
3.80% Senior Notes due October 2022	—	157
Aggregate principal amount retired	$1,219	$981

Aggregate cash payment	$1,269	$876

In the three and nine months ended September 30, 2017, we recognized an aggregate net loss of $1 million and $48 million, respectively, associated with the retirement of such validly tendered debt.  In the three and nine months ended September 30, 2016, we recognized an aggregate net gain of $104 million associated with the retirement of such validly tendered debt.

Repurchases—During the nine months ended September 30, 2017 and 2016, we repurchased in the open market debt securities with aggregate principal amounts as follows (in millions):

	Nine months ended
	September 30,
	2017	2016

5.05% Senior Notes due December 2016	$—	$36
2.50% Senior Notes due October 2017	62	65
6.00% Senior Notes due March 2018	35	35
7.375% Senior Notes due April 2018	1	26
6.50% Senior Notes due November 2020	9	32
6.375% Senior Notes due December 2021	7	120
3.80% Senior Notes due October 2022	33	38
7.45% Notes due April 2027	—	8
7.50% Notes due April 2031	—	5
Aggregate principal amount retired	$147	$365

Aggregate cash payment	$147	$320

In the nine months ended September 30, 2017, we recognized an aggregate net loss of $1 million associated with the retirement of such repurchased debt.  In the three and nine months ended September 30, 2016, we recognized an aggregate net gain of $6 million and $44 million, respectively, associated with the retirement of such repurchased debt.

-  13  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 10—Postemployment Benefit Plans

The components of net periodic benefit costs, before tax, and funding contributions for our postemployment benefit plans were as follows (in millions):

	Three months ended September 30, 2017				Three months ended September 30, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$1	$1	$—	$2	$—	$3	$—	$3
Interest cost	15	3	1	19	18	4	(1)	21
Expected return on plan assets	(19)	(4)	—	(23)	(20)	(6)	—	(26)
Settlements and curtailments	—	1	—	1	—	(5)	2	(3)
Actuarial loss, net	1	1	—	2	1	—	—	1
Prior service cost, net	—	—	(1)	(1)	—	—	(2)	(2)
Net periodic benefit costs	$(2)	$2	$—	$—	$(1)	$(4)	$(1)	$(6)

Funding contributions	$—	$—	$1	$1	$1	$1	$—	$2

	Nine months ended September 30, 2017				Nine months ended September 30, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$3	$2	$—	$5	$2	$11	$—	$13
Interest cost	48	8	1	57	52	12	—	64
Expected return on plan assets	(56)	(14)	—	(70)	(60)	(18)	—	(78)
Settlements and curtailments	—	6	—	6	1	(6)	—	(5)
Actuarial loss, net	4	1	—	5	3	2	—	5
Prior service cost, net	—	—	(2)	(2)	—	—	(4)	(4)
Net periodic benefit costs	$(1)	$3	$(1)	$1	$(2)	$1	$(4)	$(5)

Funding contributions	$1	$7	$2	$10	$3	$41	$1	$45

Note 11—Commitments and Contingencies

Macondo well incident commitments and contingencies

Overview—On April 22, 2010, the ultra‑deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc (together with its affiliates, “BP”).  Following the incident, we have been subject to civil and criminal claims, as well as causes of action, fines and penalties by local, state and federal governments.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”).  A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the U.S. Department of Justice (the “DOJ”), BP and the states of Alabama, Florida, Louisiana, Mississippi, and Texas.  Additionally, we and the Plaintiff Steering Committee (the “PSC”) entered into a settlement agreement (the “PSC Settlement Agreement”), which was approved by the MDL Court on February 15, 2017.

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2017 and December 31, 2016, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $244 million and $250 million, respectively, recorded in other current liabilities.  The remaining litigation could result in certain loss contingencies that we believe are reasonably possible.  Although we have not recognized a liability for such loss contingencies, these contingencies could result in liabilities that we ultimately recognize.

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

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act and agreed to be subject to probation through February 2018.  The DOJ agreed, subject to the provisions of the Plea Agreement, not to further prosecute us

-  14  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

for certain matters arising from the Macondo well incident.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine and cash contributions to the National Fish & Wildlife Foundation and the National Academy of Sciences.  At December 31, 2016, the carrying amount of our liability for such settlement obligations was $60 million, recorded in other current liabilities.  In the nine months ended September 30, 2017 and 2016, we made cash payments of $60 million in each period, representing the final installments for our obligations under the Plea Agreement.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed the PSC Settlement Agreement with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law (the “Punitive Damages Class”); and (2) private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us (the “Assigned Claims Class”).  A court‑appointed neutral representative established the allocation of the settlement payment to be 72.8 percent paid to the Punitive Damages Class and 27.2 percent paid to the Assigned Claims Class.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Members of the Punitive Damages Class were given the opportunity to opt out, and 30 claimants have elected to opt out, of the PSC Settlement Agreement.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts pending approval of the settlement by the MDL Court.  On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  At September 30, 2017 and December 31, 2016, the aggregate cash balance in escrow accounts was $237 million, recorded in restricted cash.

Pending claims—As of September 30, 2017, numerous complaints remain pending against us, along with other unaffiliated defendants in the MDL Court.  We believe our settlement with the PSC resolves many of these pending actions.  As for any actions not resolved by these settlements, including any claims by individuals who opted out of the PSC Settlement Agreement, claims by the Mexican government under the Oil Pollution Act of 1990 and maritime law and federal securities law, we are vigorously defending those claims and pursuing any and all defenses available.  See “—PSC Settlement Agreement.”

Insurance coverage—At the time of the Macondo well incident, our excess liability insurance program offered aggregate insurance coverage of $950 million, excluding a $15 million deductible and a $50 million self-insured layer through our wholly owned captive insurance subsidiary.  This excess liability insurance coverage consisted of a first and a second layer of $150 million each, a third and fourth layer of $200 million each and a fifth layer of $250 million.  We recovered costs under the first four excess layers, the limits of which are now fully exhausted.  We submitted claims to the $250 million fifth layer, which is comprised of four Bermuda market insurers (the “Bermuda Insurers”).  In the nine months ended September 30, 2017 and the year ended December 31, 2016, we received cash proceeds of $10 million and $20 million, respectively, associated with settlements with two of the Bermuda Insurers.  We are in the early stages of arbitration with one of the Bermuda Insurers.  We cannot provide assurance that we will successfully recover additional proceeds under the policy limits with the Bermuda Insurers.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in 21 complaints filed on behalf of 769 plaintiffs in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At September 30, 2017, 15 plaintiffs have claims pending in Mississippi and eight plaintiffs have claims pending in Louisiana in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2017, the subsidiary was a defendant in approximately 123 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than insurance policies, rights and proceeds, including (i) certain policies subject to litigation and (ii) certain rights and proceeds held directly or indirectly through a qualified settlement fund.  The subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly,

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

Rio de Janeiro tax assessment—In the year ended December 31, 2006, the state tax authorities of Rio de Janeiro in Brazil issued to one of our subsidiaries tax assessments on equipment imported into the state in connection with our operations, resulting from a preliminary finding by these authorities that our record keeping practices were deficient.  At September 30, 2017, the aggregate tax assessment was for BRL 525 million, equivalent to approximately $166 million, including interest and penalties.  In September 2006, we filed an initial response refuting these tax assessments, and, in September 2007, the state tax authorities confirmed that they believe the tax assessments are valid.  On September 27, 2007, we filed an appeal with the state Taxpayer’s Council contesting the assessments.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations.  Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, is adequately accrued and should not have a material effect on our condensed consolidated statement of financial position or results of operations.

Note 12—Shareholders’ Equity

Par value reduction—On October 29, 2015, at our extraordinary general meeting, our shareholders approved the reduction of the par value of each of our shares to CHF 0.10 from the original par value of CHF 15.00.  The reduction of par value became effective as of January 7, 2016, upon registration in the commercial register.

Shares held in treasury—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion, equivalent to approximately $3.6 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  During the nine months ended September 30, 2017 and 2016, we did not purchase any shares under our share repurchase program.  On October 29, 2015, at our extraordinary general meeting, our shareholders approved the cancellation of the 2.9 million shares previously purchased under the share repurchase program and held in treasury. The cancellation of such shares became effective as of January 7, 2016, upon registration in the commercial register.

Shares held by subsidiaries—Two of our subsidiaries hold our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At September 30, 2017 and December 31, 2016, our subsidiaries held 3.6 million shares and 5.4 million shares, respectively.

Note 13—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,717	$2,717	$3,052	$3,052
Restricted cash accounts and investments	503	503	510	511
Long-term debt, including current maturities	7,300	7,415	8,464	8,218

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At September 30, 2017 and December 31, 2016, the aggregate carrying amount of our cash equivalents was $2.2 billion and $2.6 billion, respectively.

Restricted cash accounts and investments—The carrying amount of the cash and cash equivalents that are subject to restrictions due to collateral requirements, legislation, regulation or court order approximates fair value due to the short term nature of the instruments in which the restricted cash balances are held.  At September 30, 2017, the aggregate carrying amount of such restricted cash and cash equivalents was $476 million, including $453 million and $23 million recorded in current assets and other long‑term assets, respectively.  At December 31, 2016, the aggregate carrying amount of such restricted cash and cash equivalents was $387 million, including $368 million and $19 million recorded in current assets and other long‑term assets, respectively.

The carrying amount of the restricted cash investments pledged for debt service of the Eksportfinans Loans due January 2018 and for security of certain other credit arrangements represents the amortized historical cost of the investment.  We measured the estimated fair value of such restricted cash investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At September 30, 2017 and December 31, 2016, the aggregate carrying amount of the restricted cash investments was $27 million and $123 million, respectively.  At September 30, 2017 and December 31, 2016, the estimated fair value of such restricted cash investments was $27 million and $124 million, respectively.

Debt—We measured the estimated fair value of our debt, all of which was fixed‑rate debt, using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

-  17  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 14—Subsequent events

Debt issuance—On October 17, 2017, we completed an offering of an aggregate principal amount of $750 million of 7.50% senior unsecured notes due January 15, 2026 (the “7.50% Senior Notes”), and we received aggregate cash proceeds of $742 million, net of issue costs.  We intend to use the majority of the net proceeds from the debt offering to repay or redeem certain maturing debt.  The 7.50% Senior Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc.  Such notes rank equal in right of payment to all of our existing and future unsecured unsubordinated obligations and rank structurally senior to the extent of the value of the assets of the subsidiaries guaranteeing the notes.  We will pay interest on the 7.50% Senior Notes semiannually on January 15 and July 15 of each year, beginning on July 15, 2018.  We may redeem all or a portion of the 7.50% Senior Notes at any time prior to January 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after January 15, 2021, at specified redemption prices.  The indenture that governs the 7.50% Senior Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease‑back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.

-  18  -

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
▪

the expected timing and likelihood of completion of the proposed acquisition of Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”), including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the contemplated transaction that could reduce anticipated benefits or cause the parties to abandon the transaction, the possibility that our shareholders may not approve certain matters that are conditions to the offer to acquire all of the issued and outstanding shares of Songa through a public voluntary exchange offer (the “Offer”) or that the requisite number of Songa shares may not be exchanged in the public Offer and the risk that the parties may not be able to satisfy the conditions to closing of the Offer in a timely manner or at all;

▪	the occurrence of any event, change or other circumstances that could give rise to the termination of the transaction agreement (the “Transaction Agreement”) for the Songa acquisition;
▪	our ability to successfully complete the Songa acquisition, including the related exchange offers;
▪	regulatory or other limitations imposed as a result of the Songa acquisition;
▪	the success of our business following completion of the Songa acquisition;
▪	the ability to successfully integrate our business with the Songa business;
▪	risks related to diversion of management time and attention from ongoing business operations due to the purposed Songa acquisition;
▪

the risk that the announcement of completion of the Songa acquisition could have adverse effects on the market price of our or Songa’s  shares or the ability of us or Songa to retain customers, retain or hire key personnel, maintain relationships with their respective suppliers and customers, and on their operating results and businesses generally;

▪	the risk that we may be unable to achieve expected synergies from our acquisition of Songa or that it may take longer or be more costly than expected to achieve those synergies;
▪	debt levels, including impacts of a financial and economic downturn, and interest rates;
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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investment in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance payments and benefit payments.

Forward‑looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪	“anticipates”	▪	“could”	▪	“forecasts”	▪	“might”	▪	“projects”
▪	“believes”	▪	“estimates”	▪	“intends”	▪	“plans”	▪	“scheduled”
▪	“budgets”	▪	“expects”	▪	“may”	▪	“predicts”	▪	“should”

-  19  -

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10‑K for the year ended December 31, 2016 and in Part II of this quarterly report;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to obtain drilling contracts for our rigs that do not have contracts;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	the effectiveness of our remediation efforts with respect to the material weakness discussed in “Item 4. Controls and Procedures”;
▪	losses on impairment of long‑lived assets;
▪	shipyard, construction and other delays;
▪	the results of meetings of our shareholders;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 24, 2017, we owned or had partial ownership interests in and operated 39 mobile offshore drilling units, including 26 ultra‑deepwater floaters, seven harsh environment floaters, two deepwater floaters and four midwater floaters.  Additionally, we operated two high‑specification jackups that were under contract when we sold the rigs, and we continue to operate such rigs until completion or novation of the respective drilling contracts.  At October 24, 2017, we also had three ultra‑deepwater drillships under construction or under contract to be constructed.  See “—Significant Events.”

We provide contract drilling services in a single, global operating segment, which involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  We believe our drilling fleet is one of the most versatile fleets in the world, consisting of drillship and semisubmersible floaters used in support of offshore drilling activities and offshore support services on a worldwide basis.

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

Significant Events

Business combination—On August 13, 2017, we entered into the Transaction Agreement with Songa pursuant to which we will offer to acquire all of the issued and outstanding shares of Songa, subject to certain conditions, through the Offer.  At October 24, 2017, Songa owned and operated seven mobile offshore drillings units, including four harsh environment floaters and three midwater floaters.  See Notes to Condensed Consolidated Financial Statements—Note 4—Business Combination and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—In October 2017, we completed construction of and placed into service the ultra‑deepwater floater Deepwater Pontus.  See “—Liquidity and Capital Resources—Drilling fleet.”

Drilling contract termination—In September 2017, we received notice from one of our customers that it elected to exercise its contractual option to terminate the drilling contract for the ultra‑deepwater drillship Discoverer Clear Leader, effective November 2017, prior to its previously agreed expiration in October 2018.  As a result of the early termination, we expect to receive approximately $148 million in termination fees.  See “—Performance and Other Key Indicators.”

-  20  -

Dispositions—On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the nine months ended September 30, 2017, as a result of the transaction, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion associated with the disposal of these assets.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling Fleet.”

Impairments—During the nine months ended September 30, 2017, we recognized a loss of $1.4 billion associated with the impairment of five ultra‑deepwater floaters, one deepwater floater and two midwater floaters, along with related assets, which were classified as held for sale at the time of impairment.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling Fleet.”

During the three months ended June 30, 2017, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  As a result of our testing, we determined that the carrying amount of the midwater floater asset group was impaired.  In the nine months ended September 30, 2017, we recognized a loss of $94 million, associated with the impairment of the midwater floater asset group.  See “—Operating Results.”

Debt issuances—On October 17, 2017, we completed an offering of an aggregate principal amount of $750 million of 7.50% senior unsecured notes due January 2026 (the “7.50% Senior Notes”), and we received aggregate cash proceeds of $742 million, net of issue costs.  We intend to use the majority of the net proceeds from the debt offering to repay or redeem certain maturing debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

On May 5, 2017, our wholly owned subsidiary completed an offering of an aggregate principal amount of $410 million of 5.52% senior secured notes due May 2022 (the “5.52% Senior Secured Notes”), and our subsidiary received aggregate cash proceeds of $403 million, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt retirements—On July 11, 2017, we completed cash tender offers (the “2017 Tender Offers”) to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  We received valid tenders from holders of $1.2 billion aggregate principal amount of the 2017 Tendered Notes.  As a result, we made an aggregate cash payment of $1.3 billion and recognized an aggregate net loss of $48 million associated with the retirement of such debt, validly tendered on or before the expiration date of the 2017 Tender Offers.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

During the nine months ended September 30, 2017, we completed transactions to repurchase in the open market an aggregate principal amount of $147 million of our debt securities for an aggregate cash payment of $147 million.  As a result, in the nine months ended September 30, 2017, we recognized an aggregate net loss of $1 million associated with the retirement of such repurchased debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, especially for harsh environment and ultra‑deepwater floaters.  In recent months, oil prices have stabilized at about $50 per barrel and have approached $60 per barrel, improving our customers’ economics of drilling oil and gas wells.  This is, in large part, due to favorable trends in the hydrodcarbon supply‑demand balance: oil supply has declined relative to demand.

Improved oil prices have resulted in increased opportunities for our drilling services.  In markets requiring harsh environment floating drilling rigs, such as the Norwegian North Sea, the limited supply of these specialized rigs has improved fleet utilization, which is resulting in increased dayrates on rigs being tendered for new work in these regions.  Outside of harsh environment markets, and notwithstanding an increase in tendering activity, the excess supply of ultra‑deepwater floaters relative to demand continues to apply downward pressure on dayrates.  However, as the hydrocarbon supply‑demand balance improves, we expect additional upward pressure on oil prices, ultimately resulting in greater demand for ultra‑deepwater drilling rigs and improved dayrates for our assets.

As of October 26, 2017, our contract backlog was $9.4 billion compared to $10.2 billion as of July 25, 2017.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations remain in the near term.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 26, 2017, uncommitted fleet rates for the remainder of 2017 and each of the four years in the period ending December 31, 2021 were as follows:

	2017	2018	2019	2020	2021
Uncommitted fleet rate
Ultra-deepwater floaters	60%	65%	69%	78%	79%
Harsh environment floaters	19%	48%	93%	100%	100%
Deepwater floaters	—%	17%	100%	100%	100%
Midwater floaters	50%	63%	90%	100%	100%

-  21  -

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

	October 26,	July 25,	February 9,
	2017	2017	2017
Contract backlog	(In millions)
Ultra-deepwater floaters	$8,664	$9,234	$10,070
Harsh environment floaters	450	540	623
Deepwater floaters	155	190	259
Midwater floaters	83	100	127
High-specification jackups	71	96	172
Total contract backlog	$9,423	$10,160	$11,251

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog includes amounts associated with our newbuild units that are currently under construction.  The contractual operating dayrate may be higher than the actual dayrate that we ultimately receive or an alternative contractual dayrate, such as a waiting‑on‑weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate that we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

In September 2017, one of our customers notified us of its election to early terminate the drilling contract for the ultra‑deepwater drillship Discoverer Clear Leader, effective November 2017, prior to its expiration in October 2018.  Our contract backlog for ultra‑deepwater floaters presented as of October 26, 2017, reflects a reduction of approximately $206 million of backlog related to the early termination of this contract.  During the year ended December 31, 2016, our customers early terminated or cancelled drilling contracts for Deepwater Asgard,  Deepwater Champion,  Deepwater Millennium, Discoverer Deep Seas, Discoverer India, GSF Constellation II, GSF Development Driller I and Transocean John Shaw.

On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  At October 26, 2017, the contract backlog for the high‑specification jackups represents the contract backlog associated with the two high‑specification jackups that we continue to operate following the sale.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling Fleet.”

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2017	2017	2016
Average daily revenue
Ultra-deepwater floaters	$449,300	$482,200	$487,800
Harsh environment floaters	$213,100	$262,200	$225,900
Deepwater floaters	$187,300	$199,000	$234,100
Midwater floaters	$98,900	$100,300	$240,400
High-specification jackups	$151,200	$142,800	$143,100
Total fleet average daily revenue	$319,000	$329,900	$332,100

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

-  22  -

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

	Three months ended
	September 30,	June 30,	September 30,
	2017	2017	2016
Revenue efficiency
Ultra-deepwater floaters	99%	97%	100%
Harsh environment floaters	92%	98%	97%
Deepwater floaters	90%	96%	96%
Midwater floaters	97%	99%	103%
High-specification jackups	99%	99%	114%
Total fleet average revenue efficiency	97%	97%	100%

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

In the three months ended September 30, 2016, revenue efficiency for our midwater floaters and high‑specification jackups exceeded maximum revenues primarily as a result of achieving higher performance, earning certain contractual incentive bonuses and collecting previously deferred revenues.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2017	2017	2016
Rig utilization
Ultra-deepwater floaters	42%	38%	45%
Harsh environment floaters	77%	62%	71%
Deepwater floaters	69%	67%	50%
Midwater floaters	50%	33%	42%
High-specification jackups	95%	54%	50%
Total fleet average rig utilization	52%	44%	49%

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

-  23  -

Operating Results

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	September 30,
	2017	2016	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,189	2,657	(468)	(18)%
Average daily revenue	$319,000	$332,100	$(13,100)	(4)%
Revenue efficiency	97%	100%
Rig utilization	52%	49%

Contract drilling revenues	$699	$886	$(187)	(21)%
Other revenues	109	20	89	nm
	808	906	(98)	(11)%
Operating and maintenance expense	(323)	(409)	86	21%
Depreciation expense	(197)	(225)	28	12%
General and administrative expense	(39)	(41)	2	5%
Loss on impairment	(1,385)	(11)	(1,374)	nm
Gain (loss) on disposal of assets, net	(9)	9	(18)	nm
Operating income (loss)	(1,145)	229	(1,374)	nm
Other income (expense), net
Interest income	21	5	16	nm
Interest expense, net of amounts capitalized	(112)	(109)	(3)	(3)%
Gain (loss) on retirement of debt	(1)	110	(111)	nm
Other, net	6	7	(1)	(14)%
Income (loss) before income tax expense	(1,231)	242	(1,473)	nm
Income tax expense	(180)	(6)	(174)	nm
Net income (loss)	$(1,411)	$236	$(1,647)	nm

“nm” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to the following: (a) approximately $100 million resulting from lower dayrates, (b) approximately $95 million resulting from rigs sold or classified as held for sale, (c) approximately $25 million resulting from lower revenue efficiency and (d) approximately $20 million resulting from lower activity across the fleet.  These decreases were partially offset by approximately $55 million of increased revenues associated with our newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016.

Other revenues increased for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to the recognition of $87 million of revenues awarded to us in connection with a drilling contract terminated by a customer in the year ended December 31, 2015.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to the following: (a) approximately $60 million resulting from rigs sold or classified as held for sale, (b) approximately $40 million resulting from decreased offshore costs and (c) approximately $10 million resulting from reduced onshore costs.  These decreases were partially offset by increased costs and expenses as follows: (a) approximately $15 million resulting from our newbuild ultra‑deepwater drillships that commenced operations in the year ended December 31, 2016 and (b) approximately $10 million resulting from rig reactivations.

Depreciation expense decreased for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily resulting from rigs sold or classified as held for sale.

Loss on impairment—In the three months ended September 30, 2017 and 2016, we recognized a loss of $1.4 billion and $11 million, respectively, associated with the impairment of certain assets to be sold for scrap value or for alternative use, which were classified as held for sale at the time of impairment.

-  24  -

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to the following: (a) approximately $35 million of increased interest expense resulting from debt issued subsequent to September 30, 2016 and (b) approximately $12 million of increased interest expense resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016.  Partially offsetting these increases was approximately $45 million of decreased interest expense resulting from the retirement of debt.

Loss on retirement of debt in the three months ended September 30, 2017, resulted primarily from the retirement of notes validly tendered after the early tender date of the 2017 Tender Offers.  Gain on retirement of debt in the three months ended September 30, 2016, resulted primarily from the retirement of notes validly tendered in cash tender offers (the “2016 Tender Offers”).

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended September 30, 2017 and 2016, our effective tax rate, excluding discrete items, was 56.5 percent and 26.6 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  Our effective tax rate increased in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.  We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the three months ended September 30, 2017 and 2016, the effect of the various discrete period tax items was a net tax expense of $90 million and a net tax benefit of $32 million, respectively.  In the three months ended September 30, 2017, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets not expected to be realized.  In the three months ended September 30, 2016, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  For the three months ended September 30, 2017 and 2016, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (14.7) percent and 2.5 percent, respectively, based on income from continuing operations before income tax expense.  Our effective tax rate, after including discrete tax items noted above, excluding the income and expense items noted above, decreased mainly due to loss on impairment and disposal of assets with no tax benefit and valuation allowances recorded on U.S. deferred tax assets not expected to be realized.

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  As of September 30, 2017, our consolidated cumulative loss incurred over the recent three‑year period, primarily due to losses on impairment and disposal of assets, represented significant objective negative evidence for our evaluation.  Such evidence, together with potential organizational changes that could alter our ability to realize certain deferred tax assets, has limited our ability to consider other subjective evidence, such as projected future contract activity.  As a result, we recorded a valuation allowance of $144 million to recognize only a portion of our U.S. deferred tax assets that are more likely than not to be recognized.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Generally, our marginal tax rate is lower than our effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended September 30, 2017, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.

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

-  25  -

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended
	September 30,
	2017	2016	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	6,513	8,042	(1,529)	(19)%
Average daily revenue	$328,800	$360,700	$(31,900)	(9)%
Revenue efficiency	97%	98%
Rig utilization	46%	49%

Contract drilling revenues	$2,142	$2,912	$(770)	(26)%
Other revenues	202	275	(73)	(27)%
	2,344	3,187	(843)	(26)%
Operating and maintenance expense	(999)	(1,561)	562	36%
Depreciation expense	(648)	(667)	19	3%
General and administrative expense	(113)	(125)	12	10%
Loss on impairment	(1,498)	(26)	(1,472)	nm
(Gain) loss on disposal of assets, net	(1,602)	8	(1,610)	nm
Operating income (loss)	(2,516)	816	(3,332)	nm
Other income (expense), net
Interest income	34	15	19	nm
Interest expense, net of amounts capitalized	(368)	(296)	(72)	(24)%
Gain (loss) on retirement of debt	(49)	148	(197)	nm
Other, net	7	9	(2)	(22)%
Income (loss) before income tax expense	(2,892)	692	(3,584)	nm
Income tax expense	(103)	(122)	19	16%
Net income (loss)	$(2,995)	$570	$(3,565)	nm

“nm” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the following: (a) approximately $440 million resulting from additional rigs idle or stacked, (b) approximately $395 million resulting from rigs sold or classified as held for sale and (c) approximately $195 million resulting from lower dayrates.  These decreases were partially offset by increased revenues as follows: (a) approximately $235 million resulting from our three newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016, and (b) approximately $40 million resulting from rigs reactivated since January 1, 2016.

Other revenues decreased for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to the recognition of $138 million resulting from drilling contracts early terminated or cancelled by our customers and approximately $21 million resulting from reimbursable items.  These decreases were partially offset by the recognition of $87 million of revenues awarded to us in connection with a drilling contract terminated by a customer in the year ended December 31, 2015.

Costs and expenses—Operating and maintenance costs and expenses decreased for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the following: (a) approximately $230 million resulting from rigs sold or classified as held for sale, (b) approximately $225 million resulting from a greater number of rigs idle or stacked, (c) approximately $85 million resulting from reduced onshore costs and (d) approximately $80 million resulting from reduced offshore costs.  These decreases were partially offset by approximately $55 million of increased costs resulting from our three newbuild ultra‑deepwater drillships that commenced operations in the year ended December 31, 2016.

Depreciation expense decreased for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the following: (a) approximately $39 million of decreased depreciation resulting from rigs sold or classified as held for sale and (b) approximately $15 million of decreased depreciation primarily resulting from the impairment of our midwater floater asset group and the retirement of other assets subsequent to September 30, 2016.  These decreases were partially offset by approximately $35 million of increased depreciation associated with our newbuild ultra‑deepwater drillships placed into service in the year ended December 31, 2016.

-  26  -

General and administrative expense decreased for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the following: (a) approximately $5 million of reduced professional fees and (b) approximately $3 million of reduced personnel costs.

Loss on impairment or disposal of assets—In the nine months ended September 30, 2017, we recognized a loss on impairment related to the following: (a) a loss of $1.4 billion associated with the impairment of certain assets to be sold for scrap value or for alternative use, which were classified as held for sale at the time of impairment and (b) a loss of $94 million associated with the impairment of our midwater floater asset group.  In the nine months ended September 30, 2016, we recognized a loss of $26 million associated with the impairment of certain assets classified as held for sale.

Loss on disposal of assets in the nine months ended September 30, 2017, was primarily the result of the completion of the sale of 10 high‑specification jackups and novation of the contracts relating to the construction of five high‑specification jackups, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the following: (a) approximately $142 million of increased interest expense resulting from debt issued subsequent to September 30, 2016, (b) approximately $50 million of increased interest expense resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations during the year ended December 31, 2016 and (c) approximately $12 million of increased interest expense resulting from downgrades to the credit ratings for our senior unsecured long‑term debt.  Partially offsetting these increases was approximately $120 million of decreased interest expense resulting from the retirement of debt.

Loss on retirement of debt in the nine months ended September 30, 2017, resulted primarily from the retirement of notes validly tendered in the 2017 Tender Offers.  Gain on retirement of debt in the nine months ended September 30, 2016, resulted primarily from the following: (a) an aggregate net gain of $104 million associated with the retirement of notes validly tendered in the 2016 Tender Offers and (b) an aggregate gain of $44 million resulting from the retirement of notes repurchased in the open market.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the nine months ended September 30, 2017 and 2016, our effective tax rate, excluding discrete items, was 64.2 percent and 25.9 percent, respectively, based on income from continuing operations before income tax expense, after excluding certain items, such as losses on impairment and gains and losses on certain asset disposals.  Our effective tax rate increased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.  We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the nine months ended September 30, 2017 and 2016, the effect of the various discrete period tax items was a net tax benefit of $57 million and $24 million, respectively.  In the nine months ended September 30, 2017, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years, valuation allowances on deferred tax assets for foreign tax credits not expected to be realized, release of a valuation allowance on deferred tax assets for losses expected to be realized and deductions related to resolution of certain litigation matters related to Macondo well incident.  In the nine months ended September 30, 2016, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  For the nine months ended September 30, 2017 and 2016, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (3.6) percent and 17.8 percent, respectively, based on income from continuing operations before income tax expense.  Our effective tax rate, after including the discrete tax items noted above, and excluding the income and expense items noted above, decreased mainly due to loss on impairment and disposal of assets with no tax benefit and valuation allowances recorded on U.S. deferred tax assets not expected to be realized.

In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  As of September 30, 2017, our consolidated cumulative loss incurred over the recent three‑year period, primarily due to losses on impairment and disposal of assets, represented significant objective negative evidence for our evaluation.  Such evidence, together with potential organizational changes that could alter our ability to realize certain deferred tax assets, has limited our ability to consider other subjective evidence, such as projected future contract activity.  As a result, we recorded a valuation allowance of $144 million to recognize only a portion of our U.S. deferred tax assets that are more likely than not to be recognized.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.

For the nine months ended September 30, 2017 and 2016, in accordance with accounting standards for the provision of income taxes, we calculated our annual estimated effective income tax rate of 64.2 percent and 25.9 percent, respectively, by excluding certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the nine months ended September 30, 2017 and 2016, if we had included all jurisdictions without regard to our expectations for such realization, our estimated effective income tax rate would have been 89.3 percent and 22.7 percent, respectively.

The relationship between our provision for or benefit from income taxes and our income before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues versus income before taxes, (c) rig movements between taxing jurisdictions and

-  27  -

(d) our rig operating structures.  Generally, our marginal tax rate is lower than our effective tax rate.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the nine months ended September 30, 2017, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.

Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2017, we had $2.7 billion in cash and cash equivalents.  In the nine months ended September 30, 2017, our primary sources of cash were our cash flows from operating activities, including cash proceeds from customers for early terminations or cancellations of drilling contracts, net proceeds from the issuance of debt and net proceeds from the sale of the high‑specification jackups.  Our primary uses of cash were the repayment of debt, primarily related to the 2017 Tender Offers and repurchases of debt in the open market, and capital expenditures, primarily associated with our newbuild construction projects.

	Nine months ended
	September 30,
	2017	2016	Change
	(In millions)
Cash flows from operating activities
Net income	$(2,995)	$570	$(3,565)
Depreciation	648	667	(19)
Loss on impairment	1,498	26	1,472
Loss on disposal of assets, net	1,602	(8)	1,610
(Gain) loss on retirement of debt	49	(148)	197
Deferred income tax expense	32	44	(12)
Other non-cash items, net	59	42	17
Changes in deferred revenues and costs, net	(67)	34	(101)
Changes in other operating assets and liabilities, net	61	51	10
	$887	$1,278	$(391)

Net cash provided by operating activities decreased primarily due to a decrease of $90 million cash received from customers for early terminations or cancellations of drilling contracts and reduced operating activities.

	Nine months ended
	September 30,
	2017	2016	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(386)	$(1,072)	$686
Proceeds from disposal of assets, net	330	16	314
Other, net	10	—	10
	$(46)	$(1,056)	$1,010

Net cash used in investing activities decreased primarily due to reduced capital expenditures, primarily associated with our major construction projects, partially offset by increased proceeds from asset disposals, primarily related to the sale of 10 high‑specification jackups and the novation of contracts relating to the construction of five high‑specification jackups, together with related assets, in the current‑year period with no comparable activity in the prior‑year period.

-  28  -

	Nine months ended
	September 30,
	2017	2016	Change
	(In millions)
Cash flows from financing activities
Proceeds from debt issuance, net of issue costs	$403	$1,210	$(807)
Repayments of debt	(1,629)	(1,316)	(313)
Proceeds from cash accounts and investments restricted for financing activities, net of deposits	53	100	(47)
Distributions to holders of noncontrolling interest	—	(23)	23
Other, net	(3)	2	(5)
	$(1,176)	$(27)	$(1,149)

Net cash used in financing activities increased primarily due to (a) reduced cash proceeds from the issuance of the 5.52% Senior Secured Notes in the current‑year period compared to the cash proceeds from the issuance of the 9.00% Senior Notes due July 2023 in the prior‑year period, and (b) increased cash used to repay debt, primarily related to our cash tender offers in each period.

Sources and uses of liquidity

Overview—We expect to use existing cash balances, internally generated cash flows, borrowings under our existing bank credit agreement, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include business combinations, capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  In January and October 2017 and during the year ended December 31, 2016, three credit rating agencies downgraded our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  Such downgrades have caused and will cause us to experience increased fees under our credit facility and interest rates under agreements governing certain of our senior notes.  Further downgrades may affect or limit our ability to access debt markets in the future.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Business combination—On August 13, 2017, we entered into the Transaction Agreement with Songa pursuant to which we will offer to acquire all of the issued and outstanding shares of Songa.  As part of the Offer, we agreed to offer to exchange each of the issued and outstanding shares in Songa for consideration, based on a value of NOK 47.50 per Songa share, consisting of (i) 68.6 million newly issued shares of Transocean Ltd., par value CHF 0.10 per share, and (ii) approximately $575 million aggregate principal amount of 0.5% Senior Unsecured Exchangeable Bonds to be issued by Transocean Inc. (the “Exchangeable Bonds”) exchangeable into shares of Transocean Ltd.  Additionally, each Songa shareholder may elect to receive a cash payment of NOK 47.50 per Songa share up to a maximum of NOK 125,000 per shareholder in lieu of some or all of the consideration such shareholder would otherwise be entitled to receive in the Offer.  The consideration, as presented in the Offer, is based on an equity value of Songa on a fully diluted basis of approximately NOK 9.1 billion and an enterprise value of approximately NOK 26.4 billion, equivalent to approximately $1.2 billion and $3.4 billion, respectively, measured as of the date of the Offer using a currency exchange ratio of NOK 7.9239 to $1.00.  We also expect to (i) acquire certain outstanding bonds issued by Songa in exchange for Exchangeable Bonds, and (ii) acquire a $50 million loan made to Songa by one of its shareholders in exchange for Exchangeable Bonds.  The consummation of the Offer is subject to the satisfaction of customary closing conditions for transactions of this type.

We expect to complete the transaction before December 31, 2017.  If completed, we will account for the transaction using the acquisition method of accounting, pursuant to which we will record the consideration transferred, the assets acquired and the liabilities assumed at fair value, measured as of the date of the acquisition.

Debt issuances—On October 17, 2017, we completed an offering of an aggregate principal amount of $750 million of the 7.50% Senior Notes, and we received aggregate cash proceeds of $742 million, net of issue costs.  We intend to use the majority of the net proceeds from the debt offering to repay or redeem certain maturing debt.

On May 5, 2017, one of our wholly owned subsidiaries completed an offering of an aggregate principal amount of $410 million of the 5.52% Senior Secured Notes, and our subsidiary received aggregate cash proceeds of $403 million, net of issue costs.  On

-  29  -

September 29, 2017, our subsidiary made the first of the required quarterly payments of principal and interest.  Our subsidiary may redeem all or a portion of the 5.52% Senior Secured Notes at any time on or prior to December 31, 2021 at a price equal to 100 percent of the aggregate principal amount plus, subject to certain exceptions related to the drilling contract for Deepwater Conqueror, a make‑whole amount.  Our subsidiary will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount, and, under certain circumstances, the payment of a make‑whole amount, upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract.

On October 19, 2016 and December 8, 2016, we completed an offering of an aggregate principal amount of $600 million of the 7.75% Senior Secured Notes due October 2024 (the “7.75% Senior Secured Notes”) and $625 million of the 6.25% Senior Secured Notes due December 2024 (the “6.25% Senior Secured Notes”), respectively, and we received aggregate cash proceeds of $583 million and $609 million, respectively, net of initial discount and issue costs.  We are required to make semi‑annual payments of interest and principal on these notes.  The indentures that govern the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes contain covenants that limit the ability of our subsidiaries that own or operate the ultra‑deepwater floaters Deepwater Thalassa and Deepwater Proteus to declare or pay dividends and impose a maximum collateral rig leverage ratio (“Maximum Collateral Ratio”), represented by each rig’s earnings relative to the debt balance, which changes over the terms of the notes.  At September 30, 2017, the Maximum Collateral Ratio under both indentures was 5.75 to 1.00, and the collateral leverage ratio of each subsidiary was less than 5.00 to 1.00.

On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of the 9.00% Senior Notes due July 2023, and we received aggregate cash proceeds of $1.21 billion, net of initial discount and issue costs.  We used the majority of the net proceeds from the debt offering to complete the 2016 Tender Offers.

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

Debt repurchases and redemptions—In November 2017, we expect to redeem the outstanding 6.00% Senior Notes due March 2018 and the 7.375% Senior Notes due April 2018 with aggregate principal amounts of $319 million and $82 million, respectively, by making an aggregate cash payment of approximately $410 million using proceeds from the issuance of the 7.50% Senior Notes.

In the nine months ended September 30, 2017, we repurchased in the open market an aggregate principal amount of $147 million of our debt securities for an aggregate cash payment of $147 million.  In the year ended December 31, 2016, we repurchased in the open market an aggregate principal amount of $399 million of our debt securities for an aggregate cash payment of $354 million.

Debt scheduled maturities—On the scheduled maturity date of October 16, 2017, we made a cash payment of $152 million to repay the outstanding 2.50% Senior Notes due October 2017, at a price equal to 100 percent of the aggregate principal amount.  On the scheduled maturity date of December 15, 2016, we made a cash payment of $938 million to repay the outstanding 5.05% Senior Notes due December 2016, at a price equal to 100 percent of the aggregate principal amount.

Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, which is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt to tangible capitalization ratio of 0.6 to 1.0.  At September 30, 2017, our debt to tangible capitalization ratio, as defined, was 0.36 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At October 24, 2017, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At October 24, 2017, we

-  30  -

had no borrowings outstanding, no letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, (the “PSC”) we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP plc. (together with its affiliates, “BP”) had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account pending approval of the settlement by the MDL Court.  As of October 24, 2017, the aggregate cash balance of our escrow accounts was $237 million.

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

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  Based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt ratings considerations and other factors, we may elect to retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes, and consequently, we may elect not to repurchase any additional shares under this program.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  In the nine months ended September 30, 2017 and the year ended December 31, 2016, we did not purchase shares under our share repurchase program.  At October 24, 2017, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.

Contractual obligations—As of September 30, 2017, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2016:

		For the twelve months ending September 30,
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
	(in millions)
Contractual obligations
Debt	$6,838	$780	$415	$1,003	$4,640
Interest on debt	4,396	471	877	762	2,286
Purchase obligations	914	93	402	419	—
Service agreement obligations (a)	805	54	144	163	444
Total	$12,953	$1,398	$1,838	$2,347	$7,370

(a)

In the year ended December 31, 2016, we entered into long‑term service agreements with certain original equipment manufacturers to provide services and parts related to our pressure control systems.  In the nine months ended September 30, 2017, we entered into similar long‑term service agreements related to thrusters, top drives and other equipment.  The future payments required under our service agreements were estimated based on our projected operating activity and may vary based on actual operating activity.

Other commercial commitments—As of September 30, 2017, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2016.

-  31  -

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

On August 13, 2017, we entered into the Transaction Agreement with Songa pursuant to which we will offer to acquire all of the issued and outstanding shares of Songa, subject to certain conditions, through the Offer.  At October 24, 2017, Songa owned and operated seven mobile offshore drilling units, including four harsh environment floaters and three midwater floaters.  See Notes to Condensed Consolidated Financial Statements—Note 4—Business Combination and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In the nine months ended September 30, 2017, we made capital expenditures of $386 million, including capitalized interest of $91 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  As of September 30, 2017, we had ceased capitalization of interest costs on our two uncontracted newbuilds due to a pause in construction.  The historical and projected capital expenditures and other capital additions, including capitalized interest, for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	nine months	three months				Total
	through	ended	ending				estimated
	December 31,	September 30,	December 31,	For the years ending December 31,			costs
	2016	2017	2017	2018	2019	2020	at completion
	(In millions)
Deepwater Pontus (a)	$745	$134	$21	$—	$—	$—	$900
Deepwater Poseidon (b)	707	99	77	27	—	—	910
Ultra-Deepwater drillship TBN1 (c)	221	31	13	27	56	472	820
Ultra-Deepwater drillship TBN2 (c)	166	30	4	19	38	513	770
Total	$1,839	$294	$115	$73	$94	$985	$3,400

(a)	In October 2017, the ultra‑deepwater floater Deepwater Pontus was placed into service and commenced operations.
(b)

Deepwater Poseidon, a newbuild ultra‑deepwater drillship under construction at the Daewoo Shipbuilding & Marine Engineering Co. Ltd. shipyard in Korea, is expected to commence operations in the first quarter of 2018.

(c)

Our two unnamed ultra‑deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore do not yet have drilling contracts and are expected to be delivered in the second quarter of 2020 and the fourth quarter of 2020, respectively.  The delivery expectations and the cost projections presented above reflect the terms of our construction agreements, as amended to delay delivery in consideration of current market conditions.

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations, asset sales and commercial bank or capital markets financings.  We also have available credit under the Five‑Year Revolving Credit Facility, which is expected to be extended or replaced with another credit facility before the expiration of the underlying bank credit agreement.  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the nine months ended September 30, 2017, we identified eight such drilling units that we have sold or intend to sell for scrap value.  During the year ended December 31, 2016, we identified seven such drilling units that we have sold.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.

On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the nine months ended September 30, 2017, as a result of this transaction, we received aggregate net cash proceeds of $319 million.  During the nine months ended September 30, 2017, we also completed the sale of one midwater floater, along with related assets, and we received net cash proceeds of $3 million.  During the year ended December 31, 2016, we completed the sale of three deepwater floaters and eight midwater floaters, along with related assets, and we received aggregate net cash proceeds of $22 million.

-  32  -

Contingencies and Uncertainties

Macondo well incident

A significant portion of the contingencies arising from the Macondo well incident has now been resolved as a result of settlements with the Department of Justice (the “DOJ”), BP and the states of Alabama, Florida, Louisiana, Mississippi and Texas.  Additionally, we entered into the PSC Settlement Agreement, which has been approved by the MDL Court and is no longer subject to appeal.  We believe the remaining most notable claims against us arising from the Macondo well incident are the 30 settlement class opt‑outs from the PSC Settlement Agreement.  We can provide no assurance as to the outcome of the remaining claims arising from the Macondo well incident, the timing of any upcoming appeal or further rulings, or that we will not enter into additional settlements as to some or all of the remaining matters related to the Macondo well incident. See Notes to Condensed Consolidated Financial Statements—Note 11—Commitments and Contingencies.

Regulatory matters

Consent Decree—Under the civil consent decree (the “Consent Decree”), we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  The Consent Decree also requires us to submit certain plans, reports and submissions and also requires us to make such submittals available publicly.  One of the required plans is a performance plan approved on January 2, 2014, that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  Additionally, in compliance with the requirements of the Consent Decree and upon approval by the DOJ, we retained an independent auditor to review and report to the DOJ our compliance with the Consent Decree and an independent process safety consultant to review, report and assist with the process safety requirements of the Consent Decree.  We may request termination of the Consent Decree after January 2, 2019, provided we meet certain conditions.  The Consent Decree resolved the claim by the U.S. for civil penalties under the Clean Water Act.  We also agreed to pay, and have satisfied our obligations to pay, civil penalties of $1.0 billion plus interest.

For a description of other regulatory and environmental matters relating to the Macondo well incident, please see “—Macondo well incident.”  See also Notes to Condensed Consolidated Financial Statements—Note 11—Commitments and Contingencies.

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

See Notes to Condensed Consolidated Financial Statements—Note 7—Income Taxes.

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

-  33  -

circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2016.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2017, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk and currency exchange rate risk, primarily associated with our long‑term and short‑term debt, our restricted cash balances and investments and our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2016.  With exception to the following there have been no material changes to these previously reported matters during the nine months ended September 30, 2017.

For our debt instruments, the following table presents the principal cash flows and related weighted‑average interest rates by contractual maturity date.  The following table presents information for the 12‑month periods ending September 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt
Fixed rate (USD)	$780	$236	$244	$543	$537	$5,016	$7,356	$7,388
Average interest rate	6.02%	6.57%	6.57%	6.53%	7.79%	7.61%

___________________________________

(a)	Expected maturity amounts are based on the face value of debt.

Interest rate risk—At September 30, 2017 and December 31, 2016, the fair value of our United States “(U.S.”) dollar‑denominated debt, presented above, was $7.4 billion and $8.1 billion, respectively.  During the nine months ended September 30, 2017, the fair value of such debt decreased by $0.7 billion due to the following: (a) a decrease of approximately $1.5 billion resulting from the retirement of $1.5 billion aggregate principal amount of debt due to cash tender offers, open market repurchases and scheduled maturities, partially offset by (b) an increase of approximately $406 million resulting from the issuance of $410 million aggregate principal amount of the 5.52% Senior Secured Notes due May 2022, and (c) an increase of approximately $380 million resulting from the change in market prices for our outstanding U.S. dollar‑denominated debt.

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States (“U.S.”) Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting as set forth below, our disclosure controls and procedures were not effective as of September 30, 2017.

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

-  34  -

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

We are in the process of remediating this material weakness by executing upon the above actions.  Management believes the ongoing efforts will effectively remediate the material weakness.  The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.  As we continue to monitor the effectiveness of our internal control over financial reporting in the area affected by the material weakness, we are performing additional procedures, including the use of manual mitigating control procedures, where necessary, and have employed any additional resources deemed necessary to provide assurance that our financial statements continue to be fairly stated in all material respects.  As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above.  Management will continue to review and may make necessary changes to the overall design of our internal controls.

Changes in internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except the changes related to executing our ongoing remediation efforts as noted above.  We have not yet reached a conclusion as to the effectiveness of our remediation efforts enacted to date, as the effectiveness of such remediation efforts will be subject to internal controls testing and assessment for our evaluation of internal control over financial reporting as of December 31, 2017.

-  35  -

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Uncertainties—Macondo well incident” in our annual report on Form 10‑K for the year ended December 31, 2016.  We are also involved in various tax matters as described in “Part II. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Uncertainties—Tax matters” in our annual report on Form 10‑K for the year ended December 31, 2016.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of September 30, 2017, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 1A.Risk Factors

With exception to the following, there have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2016.

The expected benefits associated with a combination with the Songa may not be realized.

Following the completion of the voluntary offer (the “Offer”) to acquire Songa Offshore SE and its subsidiaries (collectively, “Songa”), we intend to integrate these companies into the Transocean group.  There can be no assurances that we will not encounter difficulties in integrating Songa’s operations or that the benefits expected from the integration will be realized.  For example, certain of Songa’s existing indebtedness and agreements include change of control or acceleration provisions that are expected to be triggered in connection with the completion of the Offer, or otherwise permits Songa debt holders to receive Songa shares after the expiration of the Offer.  If we are unable to amend or obtain a waiver of these provisions from the relevant counterparties, we may be required to make payments under the terms of the indebtedness or agreements or otherwise be unable to include certain Songa shares in the Offer, which in each case may limit our ability to fully integrate Songa’s business on the timeline we currently anticipate or that may prevent us from fully realizing all of the benefits we currently anticipate from our acquisition of Songa.  If the benefits are not achieved, or only partly achieved, this could adversely affect our business or our statement financial condition or results of operations.

The Offer is subject to conditions and the Transaction Agreement may be terminated in accordance with its terms and the Combination may not be completed.

The Offer is subject to numerous conditions, as defined in the transaction agreement (the “Transaction Agreement”), including the conditions related to the minimum number of Songa shares that must be validly tendered, and not subsequently validly withdrawn as of the end of the offer period, the receipt of regulatory approvals and the absence of material adverse changes with respect to Songa.  No assurance can be given that all of the conditions to the Offer will be satisfied or, if they are, as to the timing of such satisfaction.  If the Offer has not become or been declared unconditional before 11:59 p.m. (central European time) on January 31, 2018, either party may terminate the Transaction Agreement, unless extended in accordance with the terms of the agreement.

We must obtain governmental and regulatory approvals to consummate the Offer, which, if delayed or not granted, may delay or jeopardize the Offer and the transactions contemplated by the Transaction Agreement.

The approval of the Offer under merger control or competition law regimes in any jurisdictions where the parties to the Transaction Agreement have mutually determined merger control or competition law filings or notices to be necessary must have been

-  36  -

obtained or any statutory waiting period, including any extension thereof, applicable to the Offer must have expired with the result that the Offer may be completed without the approval by any relevant antitrust authority.

The governmental and regulatory agencies from which we may be required to seek these approvals have broad discretion in administering the applicable governing regulations.  As a condition to their approval of the transactions contemplated by the Transaction Agreement, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business.  No assurance can be given that the approvals, if required, will be obtained or that any required conditions to the Offer will be satisfied, and, if any such required approvals are obtained and the conditions to the consummation of the Offer are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.  The Offer is subject to a regulatory condition that certain approvals are obtained.  This condition may only be waived with the prior written consent of Songa.

Any delay in the completion of the transaction for regulatory reasons could diminish the anticipated benefits of the combination or result in additional transactions costs.  Any uncertainty over the ability to complete the transaction could make it more difficult for us or Songa to maintain or to pursue particular business strategies.  Conditions imposed by regulatory agencies in connection with their approval of the transaction may restrict our ability to modify the operations of our business in response to changing circumstances for a period of time after the closing of the Offer or its ability to expend cash for other uses or otherwise have an adverse effect on the anticipated benefits of the transaction, thereby adversely impacting the business, financial condition or results of operations of the combined company.

The announcement and pendency of the Offer and the other transactions contemplated by the Transaction Agreement, during which we and Songa are subject to certain operating restrictions, could have an adverse effect on our and Songa’s businesses and cash flows, financial condition and results of operations

The announcement and pendency of the transactions contemplated by the Transaction Agreement, including the Offer, could disrupt Songa’s and our businesses, and uncertainty about the effect of these transactions may have an adverse effect on Songa and us.  These uncertainties could cause suppliers, vendors, partners and others that deal with us and Songa to defer entering into contracts with, or making other decisions concerning, us and Songa or to seek to change or cancel existing business relationships with the companies.  In addition, Songa and our employees may experience uncertainty regarding their roles after the acquisition.  Employees may depart either before or after the completion of the acquisition because of uncertainty and issues relating to the difficulty of coordination or because of a desire not to remain following the acquisition.  Therefore, the pendency of the Offer may adversely affect Songa’s and our ability to retain, recruit and motivate key personnel.  In addition, the attention of Songa’s and our management may be directed towards the completion of the acquisition, including obtaining regulatory approvals, and may be diverted from the day‑to‑day business operations of us and Songa.  Matters related to the acquisition may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and Songa.  In addition, the Transaction Agreement requires that we and Songa refrain from taking certain specified actions while the Offer and the acquisition are pending.  These restrictions may prevent us and Songa from pursuing otherwise attractive business opportunities or capital structure alternatives and from executing certain business strategies prior to the completion of the Offer.  Further, the acquisition may give rise to potential liabilities, including those that may result from future shareholder lawsuits.  Any of these matters could adversely affect the businesses of, or harm the results of operations, financial condition or cash flows of, us and Songa.

Negative publicity related to the transactions contemplated by the Transaction Agreement may materially adversely affect us and Songa

From time to time, political and public sentiment in connection with a proposed combination may result in a significant amount of adverse press coverage and other adverse public statements affecting us and Songa.  Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators and law enforcement officials.  Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, can divert the time and effort of senior management from operating their businesses.  Addressing any adverse publicity, governmental scrutiny  or enforcement or other legal proceedings is time‑consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative impact on our reputation and that of Songa, on the morale of our or their employees and on our or their relationships with regulators.  It may also have a negative impact on their ability to take timely advantage of various business and market opportunities.  The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on Songa’s and our respective business and cash flows, financial condition and results of operations.

Our share price may be adversely affected if the Offer is not completed

If the Offer is not completed, then our share price may decline to the extent that the current market price of our shares reflect a market premium based on the assumption that the Offer will be completed.

-  37  -

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased (a)	Per Share	Plans or Programs (b)	(in millions) (b)
July 2017	30	$8.33	—	$3,349
August 2017	—	—	—	3,349
September 2017	—	—	—	3,349
Total	30	$8.33	—	$3,349

(a)

The total number of shares purchased in the third quarter of 2017 consists of 30 shares withheld by us through a broker arrangement and limited to statutory tax in satisfaction of withholding taxes due upon the vesting of restricted share units awarded to our employees under our long‑term incentive plan.

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

Item 4.Mine Safety Disclosures

Not applicable.

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
*	2.1

Transaction Agreement, dated August 13, 2017, among Transocean Ltd., Transocean Inc. and Songa Offshore SE (incorporated by reference to Exhibit 2.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017)

	2.2

Amendment No. 1 to Transaction Agreement, dated Stepember 15, 2017, among Transocean Ltd., Transocean Inc. and Songa Offshore SE (incorporated by reference to Exhibit 2.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on September 15, 2017)

	3.1

Articles of Association of Transocean Ltd. (incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s annual report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2016)

	3.2	Organizational Regulations of Transocean Ltd. (incorporated by reference to Exhibit 3.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on November 23, 2016)
	4.1

Indenture dated as of October 17, 2017, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on October 17, 2017)

	10.1

Pre‑acceptance, dated August 13, 2017, between Transocean Ltd. and Perestroika AS (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017)

	10.2

Pre‑acceptance, dated August 13, 2017, between Transocean Ltd. an d certain funds affiliated with Asia Research and Capital Management Ltd. (incorporated by reference to Exhibit 10.2 to Transocean Ltd.’s  current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017)

	10.3

Form of Pre‑acceptance among Transocean Ltd. and certain shareholders of Songa Offshore SE (incorporated by reference to Exhibit 10.3 to Transocean Ltd.’s current report on Form 8‑K (Commission File NO. 000‑53533) filed on August 15, 2017)

	10.4

Form of Amendment No. 1 to Pre‑acceptance among Transocean Ltd. and certain shareholders of Songa Offshore SE (incorporated by reference to Exhibit 10.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on September 15, 2017)

-  38  -

Number		Description
†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101	Interactive data files

†		Filed herewith.
	*	Certain of the appendices to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. We agree to furnish a copy of any schedule omitted from this exhibit to the SEC upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 1, 2017.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  39  -