Form 10-K
period 2017-12-31
Transocean Ltd.
filed 2018-02-21
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53533

TRANSOCEAN LTD.

(Exact name of registrant as specified in its charter)

Zug, Switzerland	98-0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Turmstrasse 30 Steinhausen, Switzerland	6312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +41 (41) 749-0500
Securities registered pursuant to Section 12(b) of the Act:
Title of class	Exchange on which registered
Shares, par value CHF 0.10 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 30, 2017, 391,181,430 shares were outstanding and the aggregate market value of shares held by non‑affiliates was approximately $3.2 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2017 of $8.23 and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 15, 2018, 458,914,707 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2017, for its 2018 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10‑K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2017

Forward‑Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward‑looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward‑looking statements in this annual report include, but are not limited to, statements about the following subjects:

▪	our results of operations, our revenue efficiency and other performance indicators and our cash flow from operations;
▪

the offshore drilling market, including the effects of declines in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in the jurisdictions in which we operate and changes in the global economy or market outlook for our various geographical operating sectors and classes of rigs;

▪

customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, terminations, contract option exercises, contract revenues, early termination payments, indemnity provisions and rig mobilizations;

▪	liquidity, including availability under our bank credit agreement, and adequacy of cash flows for our obligations;
▪

regulatory or other limitations imposed as a result of the acquisition of Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”);

▪	the success of our business following completion of the Songa acquisition;
▪	the ability to successfully integrate our business with the Songa business;
▪	the risk that we may be unable to achieve expected synergies from our acquisition of Songa or that it may take longer or be more costly than expected to achieve those synergies;
▪	extension or replacement of our Five‑Year Revolving Credit Facility before the expiration of the underlying bank credit agreement;
▪	debt levels, including impacts of a financial and economic downturn, and interest rates;
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
▪

tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Nigeria, Norway, the United Kingdom and the U.S.;

▪

legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investment in recruitment, retention and personnel development initiatives, defined benefit pension plan contributions, the timing of severance payments and benefit payments.

Forward‑looking statements in this annual report are identifiable by use of the following words and other similar expressions:

▪	anticipates	▪	budgets	▪	estimates	▪	forecasts	▪	may	▪	plans	▪	projects	▪	should
▪	believes	▪	could	▪	expects	▪	intends	▪	might	▪	predicts	▪	scheduled

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” in this annual report on Form 10‑K;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to obtain drilling contracts for our rigs that do not have contracts;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	the effectiveness of our remediation efforts with respect to the material weakness discussed in “Part II. Item 9A. Controls and Procedures”;
▪	losses on impairment of long‑lived assets;
▪	shipyard, construction and other delays;
▪	the results of meetings of our shareholders;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
▪	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

-  2  -

PART I

Item 1.Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 19, 2018, we owned or had partial ownership interests in and operated 47 mobile offshore drilling units.  As of February 19, 2018, our fleet consisted of 27 ultra‑deepwater floaters, 12 harsh environment floaters, two deepwater floaters and six midwater floaters.  At February 19, 2018, we also had two ultra‑deepwater drillships under construction or under contract to be constructed.  Additionally, we operated two high‑specification jackups that were under contract when we sold the rigs, and we continue to operate such rigs until completion or novation of the respective drilling contracts.

Our primary business is to contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the global offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  We believe our mobile offshore drilling fleet is one of the most versatile fleets in the world, consisting of drillship and semisubmersible floaters used in support of offshore drilling activities and offshore support services on a worldwide basis.

Transocean Ltd. is a Swiss corporation with its registered office in Steinhausen, Canton of Zug and with principal executive offices located at Turmstrasse 30, 6312 Zug, Switzerland.  Our telephone number at that address is +41 41 749‑0500.  Our shares are listed on the New York Stock Exchange under the symbol “RIG”.  For information about the revenues, operating income, assets and other information related to our business, our segments and the geographic areas in which we operate, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Operating Segments, Geographic Analysis and Major Customers.”

Recent Developments

Business combination—On August 13, 2017, we entered into the Transaction Agreement with Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”).  On January 30, 2018, we completed our acquisition of an approximate 97.7 percent ownership interest in Songa.  By March 31, 2018, we expect to complete the acquisition of the remaining shares not owned by us through a compulsory acquisition, which is available to us under Cyprus law.  In connection with the acquisition, we acquired seven mobile offshore drillings units, including five harsh environment floaters and two midwater floaters.  In connection with the acquisition, we issued 66.9 million shares and an aggregate principal amount of $854 million of the 0.5% Exchangeable Senior Bonds due January 2023.  See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements and —Note 20—Subsequent Event.”

Drilling Fleet

Fleet overview—Our drilling fleet of floaters consists of drillships and semisubmersibles.  Most of our drilling equipment is suitable for both exploration and development, and we normally engage in both types of drilling activity.  All of our drilling rigs are mobile and can be moved to new locations in response to customer demand.  All of our mobile offshore drilling units are designed to operate in locations away from port for extended periods of time and have living quarters for the crews, a helicopter landing deck and storage space for drill pipe, riser and drilling supplies.

Drillships are generally self‑propelled vessels, shaped like conventional ships, and are the most mobile of the major rig types.  All of our drillships are ultra‑deepwater capable and equipped with a computer‑controlled dynamic positioning thruster system, which allows them to maintain position without anchors through the use of their onboard propulsion and station‑keeping systems.  These rigs typically have greater deck load and storage capacity than early generation semisubmersible rigs, which provides logistical and resupply efficiency benefits for customers.  Drillships are generally better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  We have 17 ultra‑deepwater drillships that are, and two ultra‑deepwater drillships under construction that will be, equipped with our patented dual‑activity technology.  Dual‑activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential manner, which reduces critical path activity and improves efficiency in both exploration and development drilling.  In addition to dynamic positioning thruster systems, dual‑activity technology, industry‑leading hoisting capacity and a second blowout preventer system, our two newbuild drillships under construction will be outfitted to accommodate a future upgrade to a 20,000 pounds per square inch (“psi”) blowout preventer.

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

-  3  -

including those of the Norwegian continental shelf and sub‑Arctic waters.  Five of our 24 semisubmersibles are equipped with our patented dual‑activity technology and also have mooring capability.

Fleet categories—We further categorize the drilling units of our fleet as follows: (1) “ultra‑deepwater floaters,” (2) “harsh environment floaters,” (3) “deepwater floaters” and (4) “midwater floaters”.  Ultra‑deepwater floaters are equipped with high‑pressure mud pumps and are capable of drilling in water depths of 7,500 feet or greater.  Harsh environment floaters are capable of drilling in harsh environments in water depths between 1,500 and 10,000 feet and have greater displacement, which offers larger variable load capacity, more useable deck space and better motion characteristics.  Deepwater floaters are generally those other semisubmersible rigs and drillships capable of drilling in water depths between 4,500 and 7,500 feet.  Midwater floaters are generally comprised of those non‑high‑specification semisubmersibles that have a water depth capacity of less than 4,500 feet.

As of February 19, 2018, we owned and operated a fleet of 47 rigs, including the seven rigs recently acquired in the Songa acquisition and excluding two newbuilds under construction, as follows:

▪	27 ultra‑deepwater floaters;
▪	12 harsh environment floaters;
▪	Two deepwater floaters; and
▪	Six midwater floaters.

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

Drilling units—The following tables, presented as of February 19, 2018, provide certain specifications for our rigs, including the seven rigs recently acquired in the Songa acquisition.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow‑on contract.  The dates provided represent the expected time of completion, the year placed into service, and, if applicable, the year of the most recent upgrade.  As of February 19, 2018, we owned all of the drilling rigs in our fleet noted in the tables below, except for the following: (1) the ultra‑deepwater floater Petrobras 10000, which is subject to a capital lease through August 2029, and (2) the ultra‑deepwater floater Discoverer Luanda, which is owned through our 65 percent ownership interest in Angola Deepwater Drilling Company Ltd. (“ADDCL”).

Rigs under construction (2)

			Water	Drilling	Contracted
			depth	depth	location or
		Expected	capacity	capacity	contracted
Name	Type	completion	(in feet)	(in feet)	status
Ultra-deepwater floaters
Ultra-deepwater drillship TBN1 (a) (b) (c) (d)	HSD	2Q 2020	12,000	40,000	Uncontracted
Ultra-deepwater drillship TBN2 (a) (b) (c) (d)	HSD	4Q 2020	12,000	40,000	Uncontracted

“HSD” means high‑specification drillship.

(a)To be dynamically positioned.

(b)To be equipped with dual‑activity.

(c)Designed to accommodate a future upgrade to a 20,000 pounds psi blowout preventer.

(d)To be equipped with two blowout preventers.

-  4  -

Ultra‑deepwater floaters (27)

			Water	Drilling	Contracted
		Year	depth	depth	location or
		entered	capacity	capacity	standby
Name	Type	service	(in feet)	(in feet)	status
Deepwater Poseidon (a) (b) (c) (d)	HSD	2018	12,000	40,000	U.S. Gulf
Deepwater Pontus (a) (b) (c) (d)	HSD	2017	12,000	40,000	U.S. Gulf
Deepwater Conqueror (a) (b) (c) (d)	HSD	2016	12,000	40,000	U.S. Gulf
Deepwater Proteus (a) (b) (c) (d)	HSD	2016	12,000	40,000	U.S. Gulf
Deepwater Thalassa (a) (b) (c) (d)	HSD	2016	12,000	40,000	U.S. Gulf
Deepwater Asgard (a) (b) (d)	HSD	2014	12,000	40,000	U.S. Gulf
Deepwater Invictus (a) (b) (d)	HSD	2014	12,000	40,000	U.S. Gulf
Deepwater Champion (a) (b)	HSD	2011	12,000	40,000	Stacked
Discoverer India (a) (b) (e)	HSD	2010	12,000	40,000	Ivory Coast
Discoverer Luanda (a) (b) (e)	HSD	2010	7,500	40,000	Stacked
Dhirubhai Deepwater KG2 (a)	HSD	2010	12,000	35,000	Myanmar
Discoverer Inspiration (a) (b) (d) (e)	HSD	2010	12,000	40,000	U.S. Gulf
Discoverer Americas (a) (b) (e)	HSD	2009	12,000	40,000	Stacked
Development Driller III (a) (b) (f)	HSS	2009	7,500	37,500	Idle
Petrobras 10000 (a) (b)	HSD	2009	12,000	37,500	U.S. Gulf
Discoverer Clear Leader (a) (b) (d) (e)	HSD	2009	12,000	40,000	Idle
Dhirubhai Deepwater KG1 (a)	HSD	2009	12,000	35,000	India
GSF Development Driller II (a) (b) (f)	HSS	2005	7,500	37,500	Stacked
GSF Development Driller I (a) (b) (f)	HSS	2005	7,500	37,500	Australia
Discoverer Deep Seas (a) (b) (e)	HSD	2001	10,000	35,000	Stacked
Discoverer Spirit (a) (b) (e)	HSD	2000	10,000	35,000	Stacked
GSF C.R. Luigs (a)	HSD	2000	10,000	35,000	Stacked
Deepwater Discovery (a)	HSD	2000	10,000	30,000	Stacked
Deepwater Nautilus (f)	HSS	2000	8,000	30,000	Malaysia
Discoverer Enterprise (a) (b) (e)	HSD	1999	10,000	35,000	Stacked
Deepwater Frontier (a)	HSD	1999	10,000	30,000	Stacked
Deepwater Millennium (a)	HSD	1999	10,000	30,000	Stacked

“HSD” means high‑specification drillship.

“HSS” means high‑specification semisubmersible.

(a)	Dynamically positioned.
(b)	Dual‑activity.
(c)	Designed to accommodate a future upgrade to a 20,000 pounds psi blowout preventer.
(d)	Two blowout preventers.
(e)	Enterprise‑class or Enhanced Enterprise‑class rig.
(f)	Moored.

Harsh environment floaters (12)

		Year	Water	Drilling	Contracted
		entered	depth	depth	location or
		service/	capacity	capacity	standby
Name	Type	upgraded	(in feet)	(in feet)	status
Songa Enabler (a) (b)	HSS	2016	1,640	28,000	Norwegian N. Sea
Songa Encourage (a) (b)	HSS	2016	1,640	28,000	Norwegian N. Sea
Songa Endurance (a) (b)	HSS	2015	1,640	28,000	Norwegian N. Sea
Songa Equinox (a) (b)	HSS	2015	1,640	28,000	Norwegian N. Sea
Polar Pioneer (b)	HSS	1985/2014	1,500	25,000	Stacked
Transocean Spitsbergen (a) (b) (c)	HSS	2010	10,000	30,000	Norwegian N. Sea
Transocean Barents (a) (b) (c)	HSS	2009	10,000	30,000	Canada
Henry Goodrich (b)	HSS	1985/2007	5,000	30,000	Canada
Transocean Leader (b)	HSS	1987/1997	4,500	25,000	U.K. N. Sea
Paul B, Loyd, Jr.(b)	HSS	1990	2,000	25,000	U.K. N. Sea
Transocean Arctic (b)	HSS	1986	1,650	25,000	Norwegian N. Sea
Songa Dee (b)	HSS	1984	1,500	30,000	Stacked

“HSS” means high‑specification semisubmersible.

(a)	Dynamically positioned.
(b)	Moored.
(c)	Dual‑activity.

-  5  -

Deepwater floaters (2)

		Year	Water	Drilling	Contracted
		entered	depth	depth	location or
		service/	capacity	capacity	standby
Name	Type	upgraded	(in feet)	(in feet)	status
Transocean 706 (a)	OS	1976/2008	6,500	25,000	Brazil
Jack Bates (b)	OS	1986/1997	5,400	30,000	India

“OS” means other semisubmersible.

(a)	Dynamically positioned.
(b)	Moored.

Midwater floaters (6)

		Year	Water	Drilling	Contracted
		entered	depth	depth	location or
		service/	capacity	capacity	standby
Name	Type	upgraded	(in feet)	(in feet)	status
Sedco 714	OS	1983/1997	1,600	25,000	Stacked
Transocean 712	OS	1983	1,600	25,000	U.K. N. Sea
Actinia	OS	1982	1,500	25,000	India
Sedco 711	OS	1982	1,800	25,000	Stacked
Songa Delta	OS	1981	1,640	25,000	Stacked
Songa Trym	OS	1976	1,300	25,000	Stacked

“OS” means other semisubmersible.

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

As of February 19, 2018, our drilling fleet, including stacked and idle rigs, but excluding rigs under construction, was located in the Norwegian North Sea (ten units), the United States (“U.S.”) Gulf of Mexico (ten units), Trinidad (seven units), United Kingdom (“U.K.”) North Sea (five units), Malaysia (four units), India (three units), Canada (two units), Aruba (one unit), Australia (one unit), Brazil (one units), Ivory Coast (one unit), Myanmar (one unit), and Romania (one unit).

We categorize the market sectors in which we operate as follows: (1) ultra-deepwater, (2) deepwater and (3) midwater.  The ultra‑deepwater, deepwater and midwater market sectors, collectively known as the floater market, are serviced by our drillships and semisubmersibles, 12 of which are suited to work in harsh environments.  We generally view the ultra-deepwater market sector as water depths beginning at 7,500 feet and extending to the maximum water depths in which rigs are capable of drilling, which is currently up to 12,000 feet.  The deepwater market sector services water depths beginning at approximately 4,500 feet to approximately 7,500 feet, and the midwater market sector services water depths from approximately 300 feet to approximately 4,500 feet.

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

The industry is continuing to experience a cyclical downturn.  A multi‑year weak commodity pricing environment has resulted in our customers delaying investment decisions and postponing exploration and production programs.  Relative to years prior to the downturn, we have experienced significantly reduced demand, resulting in a decline in the execution of drilling contracts for the global offshore drilling fleet and an unprecedented level of early terminations and cancellations of drilling contracts.  Over the past year, however, opportunities have increased for our drilling services.  In markets requiring harsh environment floating drilling rigs, such as the Norwegian North Sea and eastern Canada, the limited supply of these specialized rigs has improved fleet utilization, which is resulting in increased dayrates on high‑specification rigs being tendered for new work.  Outside of harsh environment markets, the excess supply of ultra‑deepwater floaters relative to demand continues and has delayed improvement of dayrates.  However, as the hydrocarbon supply‑demand balance improves, we expect sustained improvement of oil prices, ultimately resulting in greater demand for ultra‑deepwater drilling rigs and improvement of dayrates.  In this environment, older and less capable assets are more likely to be permanently retired, ultimately reducing the available supply of drilling rigs.  During the years ended December 31, 2017, 2016 and 2015, we sold for scrap value three, 11 and 17 drilling units, respectively, and at December 31, 2017, we had five additional rigs classified as held for sale for scrap value.

Longer term, our outlook for the offshore drilling sector remains positive, particularly for high‑specification assets.  Prior to the downturn, Brazil, the U.S. Gulf of Mexico, and West Africa emerged as key ultra‑deepwater market sectors, and licensing activity

-  6  -

demonstrated an increased interest in deepwater fields as E&P companies looked to explore new prospects.  We expect deepwater oil and gas production will continue to be a part of the long‑term strategy for E&P companies as they strive to replace reserves to meet global demand for hydrocarbons.  As commodity prices stabilize and confidence improves in the stability of such price levels, we anticipate additional projects will be approved.  Typically, these projects are technically demanding due to factors such as water depth, complex well designs, deeper drilling depth, high pressure and temperature, sub‑salt, harsh environments, and heightened regulatory standards; therefore, they require sophisticated drilling units.  Generally, ultra‑deepwater rigs are the most modern, technologically advanced class of the offshore fleet and have capabilities that are attractive to E&P companies operating in deeper water depths, other challenging environments or with complex well designs.  See “Item 1A. Risk Factors—Risks related to our business.”

Financial Information about Geographic Areas

The following table presents the geographic areas in which our operating revenues were earned (in millions):

	Years ended December 31,
	2017	2016	2015
Operating revenues
U.S.	$1,527	$1,977	$2,416
Brazil	335	453	673
U.K.	288	551	1,139
Other countries (a)	823	1,180	3,158
Total operating revenues	$2,973	$4,161	$7,386

(a)

Other countries represents countries in which we operate that individually had operating revenues representing less than 10 percent of consolidated operating revenues earned for any of the periods presented.

The following table presents the geographic areas in which our long‑lived assets were located (in millions):

	December 31,
	2017	2016
Long-lived assets
U.S.	$7,541	$6,181
Trinidad	2,563	3,977
Other countries (a)	7,298	10,935
Total long-lived assets	$17,402	$21,093

(a)	Other countries represents countries in which we operate that individually had long‑lived assets representing less than 10 percent of consolidated long‑lived assets for any of the periods presented.

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

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term.  At December 31, 2017, the contract backlog was approximately $9.5 billion, representing a decrease of 19 percent and 41 percent, respectively, compared to the contract backlog at December 31, 2016 and 2015, which was $11.7 billion and $16.0 billion, respectively.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Performance and Other Key Indicators.”

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

-  7  -

“Item 1A. Risk Factors—Risks related to our business—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.”

Consistent with standard industry practice, our customers generally assume, and indemnify us against, well control and subsurface risks under dayrate drilling contracts.  Under all of our current drilling contracts, our customers, as the operators, indemnify us for pollution damages in connection with reservoir fluids stemming from operations under the contract and we indemnify the operator for pollution from substances in our control that originate from the rig, such as diesel used onboard the rig or other fluids stored onboard the rig and above the water surface.  Also, under all of our current drilling contracts, the operator indemnifies us against damage to the well or reservoir and loss of subsurface oil and gas and the cost of bringing the well under control.  However, our drilling contracts are individually negotiated, and the degree of indemnification we receive from the operator against the liabilities discussed above can vary from contract to contract, based on market conditions and customer requirements existing when the contract was negotiated.  In some instances, we have contractually agreed upon certain limits to our indemnification rights and can be responsible for damages up to a specified maximum dollar amount.  The nature of our liability and the prevailing market conditions, among other factors, can influence such contractual terms.  In most instances in which we are indemnified for damages to the well, we have the responsibility to redrill the well at a reduced dayrate.  Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations.  See “Item 1A. Risk Factors—Risks related to our business—Our business involves numerous operating hazards, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.”

The interpretation and enforceability of a contractual indemnity depends upon the specific facts and circumstances involved, as governed by applicable laws, and may ultimately need to be decided by a court or other proceeding, which will need to consider the specific contract language, the facts and applicable laws.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.  Courts also restrict indemnification for criminal fines and penalties.  The inability or other failure of our customers to fulfill their indemnification obligations, or unenforceability of our contractual protections could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Commitments and Contingencies.”

Significant Customers

We engage in offshore drilling services for most of the leading international oil companies or their affiliates, as well as for many government‑controlled oil companies and independent oil companies.  For the year ended December 31, 2017, our most significant customers were Chevron Corporation (together with its affiliates, “Chevron”), Royal Dutch Shell plc (together with its affiliates, “Shell”) and Petróleo Brasileiro S.A. (“Petrobras”), representing approximately 29 percent, 17 percent and 14 percent, respectively, of our consolidated operating revenues.  No other customers accounted for 10 percent or more of our consolidated operating revenues in the year ended December 31, 2017.  Additionally, as of February 19, 2018, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Shell, Statoil ASA (together with its affiliates, “Statoil”) and Chevron, representing approximately 52 percent, 31 percent and 10 percent, respectively, of our total contract backlog.  See “Item 1A. Risk Factors—Risks related to our business—We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have a material adverse impact on our consolidated statement of financial position, results of operations or cash flows.”

Employees

We require highly skilled personnel to operate our drilling units.  Consequently, we conduct extensive personnel recruiting, training and safety programs.  At December 31, 2017, we had approximately 4,900 employees, including approximately 400 persons engaged through contract labor providers.  Approximately 26 percent of our total workforce, working primarily in Brazil, Norway and the U.K. are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions, as the outcome of such negotiations affect the market for all offshore employees not just the union members.  Additionally, failure to reach agreement on certain key issues may result in strikes, lockouts or other work stoppages that may materially impact our operations.

Joint Venture, Agency and Sponsorship Relationships and Other Investments

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation.  We may or may not control these joint ventures.  We participate in several joint venture drilling companies, principally in Angola, Indonesia, Malaysia and Nigeria.  Local laws or customs in some areas of the world also effectively mandate the establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we enter into agency or sponsorship agreements.  At December 31, 2017, joint ventures in which we participate were as follows:

We hold a 65 percent interest in ADDCL, a consolidated Cayman Islands joint venture company formed to own Discoverer Luanda.  Our local partner, Angco Cayman Limited, a Cayman Islands company, holds the remaining 35 percent interest in

-  8  -

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

Technological Innovation

Since launching the offshore industry’s first jackup drilling rig in 1954, we have achieved a long history of technological innovations, including the first dynamically positioned drillship, the first rig to drill year‑round in the North Sea, the first 10,000‑ft. rated ultra‑deepwater drillship and the first semisubmersible rig for year‑round sub‑Arctic operations.  We have repeatedly achieved water depth world records in the past.  Twenty‑two drillships and semisubmersibles in our existing fleet are, and our two drillships that are under construction will be, equipped with our patented dual‑activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner and reduces critical path activity while improving efficiency in both exploration and development drilling.

We continue to develop and deploy industry‑leading technology.  In addition to our patented dual‑activity drilling technology, two of our drillships under construction will include industry‑leading hookload capability, hybrid power systems for reduced fuel consumption and reduced emissions as well as advanced generator protection for power plant reliability.  We are focused on a breakthrough drilling innovation program that includes a fault‑resistant and fault‑tolerant blowout preventer control system.  Nine drillships in our existing fleet are, and our two drillships that are under construction will be, outfitted with two blowout preventers and triple liquid mud systems.  Five drillships in our existing fleet are, and our two drillships that are under construction will be, designed to accept 20,000 psi blowout preventers in the future.  Six of our harsh environment semi‑submersibles are designed and constructed specifically to provide highly efficient performance offshore Norway and in the Barents Sea.  We believe the continual improvement of, and effective use of, technology to meet or exceed our customers’ requirements is critical to maintain our competitive position within the contract drilling services industry.  Additionally, our digital transformation program delivers real‑time data feeds from equipment and processes, which is used to build machine health models.  These models allow us to systematically optimize equipment maintenance and achieve higher levels of operational efficiency.  This data‑driven approach, augmented by the size of our fleet, is helping us build a knowledge framework for sustainable process optimization.

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

Demand for our services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Prolonged reductions in oil and natural gas prices could depress the immediate levels of exploration, development and production activity.  Perceptions of longer‑term lower oil and natural gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long‑term nature of many large‑scale development projects.  Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.  Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity.  However, increases in near‑term commodity prices do not necessarily translate into increased offshore drilling activity since customers’ expectations of longer‑term future commodity prices typically drive demand for our rigs.  Consistent with this dynamic, customers may delay or cancel many exploration and development programs, resulting in reduced demand for our services.  Also, increased competition for customers’ drilling budgets could come from, among other areas, land‑based energy markets worldwide.  The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect customers’ drilling campaigns.  Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future.

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

The offshore drilling industry has historically been cyclical and is impacted by oil and natural gas price levels and volatility.  There have been periods of high customer demand, limited rig supply and high dayrates, followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  We have idled and stacked rigs, and may in the future idle or stack additional rigs or enter into lower dayrate drilling contracts in response to market conditions.  Idled or stacked rigs may remain out of service for extended periods of time.

During prior periods of high dayrates and rig utilization rates, we and other industry participants have responded to increased customer demand by increasing the supply of rigs through ordering the construction of new units.  In periods of low oil and natural gas price levels, new construction has historically resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and rig utilization rates, sometimes for extended periods of time.  Additional rigs that remain under construction, and the entry into service of these new units will increase overall supply.

Our two ultra‑deepwater drillships currently under construction have not been contracted for work.  Combined with the expected increase in the number of rigs in the global market completing contracts and becoming idle, the number of new units expected to be delivered without contracts has intensified and may further intensify price competition.  Any further near‑term increase in the construction

-  10  -

of new units would likely exacerbate the negative impact of increased supply on dayrates and utilization rates.  Additionally, lower market dayrates and intense price competition may drive customers to seek to renegotiate existing contracts to lower dayrates in exchange for longer contract terms.  In an oversupplied market, we may have limited bargaining power to negotiate on more favorable terms.  Lower dayrates and rig utilization rates could adversely affect our revenues and profitability.

▪	Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.

Certain of our drilling contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment.  Such payments may not, however, fully compensate us for the loss of the contract.  Drilling contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non‑performance, as a result of significant downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events.  Many of these events are beyond our control.  During periods of depressed market conditions, we are subject to an increased risk of our customers seeking to repudiate their contracts, including through claims of non‑performance.  We are at continued risk of experiencing early contract terminations in the current weak commodity price environment as operators look to reduce their capital expenditures.  In February 2018, after experiencing equipment breakdown that could not be repaired timely, we and our customer mutually agreed to amend the drilling contract for one of our rigs at a reduced dayrate and for reduced duration.  During the years ended December 31, 2017 and 2016, our customers early terminated or cancelled contracts for one and eight of our rigs, respectively.  Our customers’ ability to perform their obligations under their drilling contracts, including their ability to fulfill their indemnity obligations to us, may also be negatively impacted by an economic downturn.  Our customers, which include national oil companies, often have significant bargaining leverage over us.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated statement of financial position, results of operations or cash flows.  See “Item 1. Business—Contract Drilling Services.”

▪	Our current backlog of contract drilling revenue may not be fully realized.

At February 19, 2018, our contract backlog was approximately $12.8 billion.  This amount represents the number of days remaining in the firm term of the drilling contract multiplied by the maximum contractual operating dayrate, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  Our contractual backlog includes amounts associated with our newbuild units that are currently under construction.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  Several factors could cause rig downtime or a suspension of operations, including: equipment breakdowns and other unforeseen engineering problems, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, and force majeure events.

In certain drilling contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.  Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, other definitive agreements awaiting contract execution.  We may not be able to realize the full amount of our contract backlog due to events beyond our control.  In addition, some of our customers have experienced liquidity issues in the past and these liquidity issues could be experienced again if commodity prices decline for an extended period of time.  Liquidity issues and other market pressures could lead our customers to seek bankruptcy protection or to seek to repudiate, cancel or renegotiate these agreements for various reasons (see “—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.”)  Our inability to realize the full amount of our contract backlog may have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

▪	We may not be able to renew or obtain new drilling contracts for rigs whose contracts are expiring, cancelled or terminated or obtain drilling contracts for our uncontracted newbuilds.

The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services.  Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions at the time of expiration.  A number of existing drilling contracts for our drilling rigs that are currently operating are scheduled to expire before December 31, 2018, and our two ultra‑deepwater drillships currently under construction do not have customer drilling contracts.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts or obtain drilling contracts for our newbuilds, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts.  When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all.  We may not be able to obtain new drilling contracts in direct continuation with existing contracts or for our uncontracted newbuild units, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our consolidated statement of financial position, results of operations or cash flows.

-  11  -

▪

We must make substantial capital and operating expenditures to maintain our fleet, and we may be required to make significant capital expenditures to maintain our competitiveness and to comply with laws and the applicable regulations and standards of governmental authorities and organizations, or to execute our growth plan.

We must make substantial capital and operating expenditures to maintain our fleet.  These expenditures could increase as a result of changes in the cost of labor and materials, requirements of customers, the size of our fleet, the cost of replacement parts for existing rigs, the geographic location of the rigs and the length of drilling contracts.  Our expenditures may also increase as a result of industry standards, governmental regulations and maritime self‑regulatory organization and technical standards related to safety, security or the environment.

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

In addition, if we are unable to fund capital expenditures with our cash flows from operations or proceeds from sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities.  Our ability to access the capital markets may be limited by our financial condition at the time, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  If we raise funds by issuing equity securities, existing shareholders may experience dilution.  Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business and on our consolidated statements of financial condition, results of operations and cash flows.

▪	Various credit rating agencies have rated our debt below investment grade, which could limit our access to capital and have a materially adverse effect on our business and financial condition.

Three credit rating agencies have rated our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”) below investment grade.  Our Debt Rating levels could have material adverse consequences on our business and future prospects and could:

▪	limit our ability to access debt markets, including for the purpose of refinancing our existing debt or replacing our existing credit agreements;
▪

cause us to refinance, issue debt or enter into bank credit agreements with less favorable terms and conditions, which debt may require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;

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

The Debt Ratings have caused some of the effects listed above, and any further downgrades may cause or exacerbate, any of the effects listed above.

-  12  -

▪	We have a substantial amount of debt, including secured debt, and we may lose the ability to obtain future financing and suffer competitive disadvantages.

At December 31, 2017 and 2016, our total consolidated debt was $7.4 billion and $8.5 billion, respectively.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

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

See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Liquidity.”

▪

We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have a material adverse impact on our consolidated statement of financial position, results of operations or cash flows.

We engage in offshore drilling services for most of the leading international oil companies or their affiliates, as well as for many government‑controlled oil companies and independent oil companies.  For the year ended December 31, 2017, our most significant customers were Chevron, Shell and Petrobras, accounting for approximately 29 percent, 17 percent and 14 percent, respectively, of our consolidated operating revenues.  As of February 19, 2018, the customers with the most significant aggregate amount of contract backlog were Shell, Statoil and Chevron, representing approximately 52 percent, 31 percent and 10 percent, respectively, of our total contract backlog.  The loss of any of these customers or another significant customer, or a decline in payments under any of our drilling contracts, could, at least in the short term, have a material adverse effect on our results of operations and cash flows.

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

-  13  -

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

As of February 19, 2018, we had two ultra‑deepwater floater newbuild rigs under construction.  We also have a variety of other more limited shipyard projects at any given time.  These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

▪	shipyard availability, failures and difficulties;
▪	shortages of equipment, materials or skilled labor;
▪	unscheduled delays in the delivery of ordered materials and equipment;
▪	design and engineering problems, including those relating to the commissioning of newly designed equipment;
▪	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
▪	unanticipated actual or purported change orders;
▪	disputes with shipyards and suppliers;
▪	failure or delayed deliveries of significant parts or equipment due to supplier shortages, constraints, disruption or quality issues;
▪	availability of suppliers to recertify equipment for enhanced regulations;
▪	strikes, labor disputes and work stoppages;
▪	customer acceptance delays;
▪	adverse weather conditions, including damage caused by such conditions;
▪	terrorist acts, war, piracy and civil unrest;
▪	unanticipated cost increases; and
▪	difficulty in obtaining necessary permits or approvals.

These factors may contribute to cost variations and delays in the delivery of our newbuild units and other rigs undergoing shipyard projects.  Delayed delivery of these units would impact contract commencement, resulting in a loss of revenue to us, and may also cause customers to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses.  In the event of termination of any of these drilling contracts, we may not be able to secure a replacement contract on as favorable terms, if at all.

Our operations also rely on a significant supply of capital and consumable spare parts and equipment to maintain and repair our fleet.  We also rely on the supply of ancillary services, including supply boats and helicopters.  Our reliance on our suppliers, manufacturers and service providers to secure equipment, parts, components and sub‑systems used in our operations exposes us to volatility in the quality, prices and availability of such items.  Certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider.  A disruption in the deliveries from our suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment or ancillary services could adversely affect our ability to meet our commitments to customers, adversely impact our operations, increase our operating costs and result in increases in rig downtime and delays in the repair and maintenance of our fleet.

▪

We could experience a material adverse effect on our consolidated statement of financial position, results of operations or cash flows to the extent the Macondo well’s operator fails to indemnify us or is otherwise unable to indemnify us for compensatory damages related to the Macondo well incident as required under the terms of our settlement agreement.

The Macondo well incident resulted in the most extensive spill of hydrocarbons in U.S. history.  Under the Deepwater Horizon drilling contract and in accordance with our settlement agreement with the operator, BP plc (together with its affiliates “BP”) agreed to indemnify us with respect to certain matters, and we agreed to indemnify BP with respect to certain matters.  We could experience a material adverse effect on our consolidated statement of financial position, results of operations or cash flows to the extent that BP fails to fully satisfy its indemnification obligations, including by reason of financial or legal restrictions, or our insurance policies do not fully cover these amounts.  In addition, in connection with our settlement with the Department of Justice (the “DOJ”), we agreed that we will not use payments pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”) as a basis for indemnity or reimbursement from non‑insurer defendants named in the complaint by the U.S. or their affiliates.

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

-  14  -

certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  Operators have previously had, and may in the future have, difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  In addition, the oil and gas industry has adopted new equipment and operating standards, such as the American Petroleum Institute Standard 53 related to the installation and testing of well control equipment.  These safety and environmental guidelines and standards and any further new guidelines or standards the U.S. government or industry may issue or any other steps the U.S. government or industry may take, could disrupt or delay operations, increase the cost of operations, increase out‑of‑service time or reduce the area of operations for drilling rigs in the U.S. and non‑U.S. offshore areas.

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

To the extent new laws are enacted or other governmental actions are taken that prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, in general, or the offshore drilling industry, in particular, our business or prospects could be materially adversely affected.  The operation of our drilling rigs will require certain governmental approvals.  These governmental approvals may involve public hearings and costly undertakings on our part.  We may not obtain such approvals or such approvals may not be obtained in a timely manner.  If we fail to timely secure the necessary approvals or permits, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.  The amendment or modification of existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or development drilling and production of oil and gas could have a material adverse effect on our business, operating results or financial condition.  Compliance with any such new legislation or regulations could have an adverse effect on our consolidated statements of operations and cash flows.

As an operator of mobile offshore drilling units in some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or waste disposals related to those operations, and we may also be subject to significant fines in connection with spills.  For example, an oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages, as well as third-party damages, to the extent that the contractual indemnification provisions in our drilling contracts are not enforceable or otherwise sufficient, or if our customers are unwilling or unable to contractually indemnify us from these risks.  Additionally, we may not be able to obtain such indemnities in our future drilling contracts, and our customers may not have the financial capability to fulfill their contractual obligations to us.  Also, these indemnities may be held to be unenforceable in certain jurisdictions, as a result of public policy or for other reasons.  For example, one of the courts in the litigation related to the Macondo well incident refused to enforce aspects of our indemnity with respect to certain environmental‑related liabilities.  Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence.  These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.  The application of these requirements or the adoption of new requirements or measures could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

-  15  -

▪	The global nature of our operations involves additional risks.

We operate in various regions throughout the world, which may expose us to political and other uncertainties, including risks of:

▪	terrorist acts, war, piracy and civil unrest;
▪	seizure, expropriation or nationalization of our equipment;
▪	expropriation or nationalization of our customers’ property;
▪	repudiation or nationalization of contracts;
▪	imposition of trade or immigration barriers;
▪	import‑export quotas;
▪	wage and price controls;
▪	changes in law and regulatory requirements, including changes in interpretation and enforcement;
▪	involvement in judicial proceedings in unfavorable jurisdictions;
▪	damage to our equipment or violence directed at our employees, including kidnappings;
▪	complications associated with supplying, repairing and replacing equipment in remote locations;
▪	the inability to move income or capital; and
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

-  16  -

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

The South China Sea, the Northwest Coast of Australia and the U.S. Gulf of Mexico are areas subject to typhoons, hurricanes or other extreme weather conditions on a relatively frequent basis, and our drilling rigs in these regions may be exposed to damage or total loss by these storms, some of which may not be covered by insurance.  The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury to or death of rig personnel.  Some experts believe global climate change could increase the frequency and severity of these extreme weather conditions.  Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages.  We customarily provide contract indemnity to our customers for certain claims that could be asserted by us relating to damage to or loss of our equipment, including rigs, and claims that could be asserted by us or our employees relating to personal injury or loss of life.

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

▪	Swiss corporate governance may affect our business.

The Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the “Ordinance”), among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and board of directors (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and board of directors, and (c) requires the declassification of our board of directors and the amendment of our articles of association to specify various compensation‑related matters.  At our annual general meetings, our shareholders are required to approve the maximum aggregate compensation of (1) our board of directors for the period through the successive annual general meeting and (2) our executive management team for the following year.  The Ordinance further provides for criminal penalties against directors and members of executive management in case of noncompliance with certain of its requirements.  The Ordinance may negatively affect our ability to retain executive management and members of our board of directors.

-  17  -

▪	Corporate restructuring activity, divestitures, acquisitions and other business combinations and reorganizations could adversely affect our ability to achieve our strategic goals.

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

▪	the diversion of management and key employees' attention may detract from our ability to increase revenues and minimize costs; and
▪	certain transactions may result in other unanticipated adverse consequences.
▪	Failure to recruit and retain key personnel could hurt our operations.

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

Approximately 26 percent of our total workforce, working primarily in Brazil, Norway and the U.K. are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations affect the market for all offshore employees not just the union members.  Legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

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

We could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.  Additionally, we could face other third‑party claims by agents, shareholders, debt holders, or other interest holders or constituents of our company.  Further, disclosure of the subject matter of any investigation could adversely affect our reputation and our ability to obtain new business from potential customers or retain existing business from our current customers, to attract and retain employees and to access the capital markets.  Our customers in relevant jurisdictions could seek to impose penalties or take other actions adverse to our interests, and we may be required to dedicate significant time and resources to investigate and resolve allegations of misconduct, regardless of the merit of such allegations.

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

-  18  -

In the U.S., the U.S. Environmental Protection Agency has begun adopting and implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act.  In addition, a number of other federal, state and regional efforts have focused on tracking or reducing greenhouse gas emissions.  Efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues.  In December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France.  The resulting agreement (the “Paris Agreement”) calls for the parties to undertake “ambitious efforts” to limit the average global temperature and to conserve and enhance sinks and reservoirs of greenhouse gases.  The U.S. is one of over 70 nations having ratified or otherwise consented to be bound by the Paris Agreement.  The greenhouse gas emission reductions called for by the Paris Agreement are not binding.  On June 1, 2017, the U.S. announced its plan to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement.  The Paris Agreement provides for a four‑year exit process beginning in November 2016, which would result in an effective exit‑date of November 2020.  The U.S.’s adherence to the exit process is uncertain, and the terms on which the U.S. may reenter the Paris Agreement or a separately negotiated agreement if it chooses to do so, are unclear at this time.

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

We are subject to a variety of disputes, investigations and litigation.  Certain of our subsidiaries are subject to and have been involved in litigation with certain of our customers.  We have subsidiaries that have issued debt under indentures that are subject to covenant compliance, some of which have been accused of breaching certain requirements of such covenants (see “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Commitments and Contingencies—Global Marine litigation”).  Certain of our subsidiaries are named as defendants in numerous lawsuits alleging personal injury as a result of exposure to asbestos or toxic fumes or resulting from other occupational diseases, such as silicosis, and various other medical issues that can remain undiscovered for a considerable amount of time.  Some of these subsidiaries that have been put on notice of potential liabilities have no assets.  Certain subsidiaries are subject to litigation relating to environmental damage.  Our patent for dual‑activity technology has been successfully challenged in certain jurisdictions.  We are also subject to a number of significant tax disputes.  We cannot predict the outcome of the cases involving those subsidiaries or the potential costs to resolve them.  Insurance may not be applicable or sufficient in all cases, insurers may not remain solvent and policies may not be located.  Suits against non‑asset‑owning subsidiaries have and may in the future give rise to alter ego or successor‑in‑interest claims against us and our asset‑owning subsidiaries to the extent a subsidiary is unable to pay a claim or insurance is not available or sufficient to cover the claims.  To the extent that one or more pending or future litigation matters is not resolved in our favor and is not covered by insurance, a material adverse effect on our financial results and condition could result.

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

-  19  -

▪	Public health threats could have a material adverse effect on our operations and our financial results.

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

At December 31, 2017, the carrying amount of our property and equipment was $17.4 billion, representing 78 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that carrying amounts of our assets held and used may not be recoverable.  In the year ended December 31, 2017, we recognized an aggregate loss of $1.4 billion associated with the impairment of certain assets sold for scrap value or for alternative use, and we recognized a loss of $94 million associated with the impairment of our midwater floater asset group.  In the year ended December 31, 2016, we recognized an aggregate loss of $52 million associated with the impairment of our deepwater floater asset group, and we recognized a loss of $41 million associated with the impairment of certain assets sold for scrap value.  Future expectations of lower dayrates or rig utilization rates or a significant change to the composition of one or more of our asset groups or to our contract drilling services reporting unit could result in the recognition of additional losses on impairment of our long‑lived asset groups if future cash flow expectations, based upon information available to management at the time of measurement, indicate that the carrying amount of our asset groups may be impaired.

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

The U.S., for example, has enacted tax legislation that eliminates some perceived tax advantages of companies that have legal domiciles outside the U.S., but have certain U.S. connections.  Switzerland, in response to certain guidance from and demands by the European Union (“EU”) and the Organization for Economic Co‑operation and Development (the “OECD”), has been carefully considering various tax reform proposals.  Some of these tax reform measures may be adopted into law and effective as early as 2019.  Switzerland’s implementation of any material change in tax laws or policies or its adoption of new interpretations of existing tax laws and rulings could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Similarly, the OECD issued its action plan of tax reform measures that called for member states to take action to prevent “base erosion and profit shifting”.  Some of these measures impact transfer pricing, requirements to qualify for tax treaty benefits, and the definition of permanent establishments depending on each jurisdiction’s adoption and interpretation of such proposals.  Respective countries have adopted various measures into their own tax laws.  The EU issued its Anti‑Tax Avoidance Directive in 2016 that required its member states to adopt specific tax reform measures by 2019.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

-  20  -

Our income tax returns are subject to review and examination.  We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority.  If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, particularly in the U.S., India, Brazil or Nigeria, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected.  For example, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not successfully contend that we or any of our key subsidiaries were or are engaged in a trade or business in the U.S. or, when applicable, that we or any of our key subsidiaries maintained or maintain a permanent establishment in the U.S., since, among other things, such determination involves considerable uncertainty.  If we or any of our key subsidiaries were considered to have been engaged in a trade or business in the U.S., when applicable, through a permanent establishment, we could be subject to U.S. corporate income and additional branch profits taxes on the portion of our earnings effectively connected to such U.S. business during the period in which this was considered to have occurred, in which case our effective tax rate on worldwide earnings for that period could increase substantially, and our earnings and cash flows from operations for that period could be adversely affected.

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

There is significant legal authority supporting this position, including statutory provisions, legislative history, case law and IRS pronouncements concerning the characterization, for other tax purposes, of income derived from services where a substantial component of such income is attributable to the value of the property or equipment used in connection with providing such services.  It should be noted, however, that a prior case and an IRS pronouncement which relies on the case characterize income from time chartering of vessels as rental income rather than services income for other tax purposes.  However, the IRS subsequently has formally announced that it does not agree with the decision in that case.  Moreover, we believe that the terms of the time charters in the prior case differ in material respects from the terms of our drilling contracts with customers.  No assurance can be given that the IRS or a court will accept our position, and there is a risk that the IRS or a court could determine that we are a PFIC.

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

▪

As a Swiss corporation, our flexibility may be limited with respect to certain aspects of capital management, and we may be unable to make distributions or repurchase shares without subjecting our shareholders to Swiss withholding tax.

Under Swiss law, our shareholders may approve an authorized share capital that allows the board of directors to issue new shares without additional shareholder approval.  The authorized share capital is limited to a maximum of 50 percent of a company’s registered share capital and is subject to re‑approval by shareholders every two years.  Shareholders at our annual general meeting in May 2018 will be requested to approve an authorized share capital since the current authorized share capital will expire on May 12, 2018.  Our current authorized share capital is limited to approximately five percent of our registered share capital.  Additionally, subject to certain

-  21  -

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

Under Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax on the repurchase price less the par value to the extent attributable to qualifying additional paid‑in capital, if any.  At our 2009 annual general meeting, our shareholders approved the repurchase of up to CHF 3.5 billion of our shares for cancellation under the share repurchase program.  We may repurchase shares under the share repurchase program using a procedure pursuant to which we can repurchase shares under the share repurchase program via a “virtual second trading line” from market players, in particular, banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  Our ability to use the “virtual second trading line” is limited to the share repurchase program currently approved by our shareholders, and any use of the “virtual second trading line” with respect to future share repurchase programs will require the approval of the competent Swiss tax authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.

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

-  22  -

▪	We are subject to anti‑takeover provisions.

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  These provisions may also adversely affect prevailing market prices for our shares.  These provisions, among other things:

▪

provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two‑year period, which under the current authorized share capital of the Company will expire on May 12, 2018, to issue a specified number of shares, which under the current authorized share capital of the Company is approximately five percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances;

▪

provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately 31  percent of the share capital registered in the commercial register as of February 13, 2018 without obtaining additional shareholder approval through: (1) the exercise of conversion, exchange, option, warrant or similar rights for the subscription of shares granted in connection with bonds, options, warrants or other securities newly or already issued in national or international capital markets or new or already existing contractual obligations by or of any of our subsidiaries; or (2) in connection with the issuance of shares, options or other share‑based awards;

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

In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum, and in March 2017, the government of the U.K. formally initiated the process.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the March 2017 initiation.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the U.K. and the European Union, including with respect to the laws and regulations that will apply as the U.K. determines which European Union‑derived laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business and on our consolidated statement of financial position, results of operations or cash flows.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.  We maintain offices, land bases and other facilities worldwide, including the following:

▪	principal executive offices in Zug, Switzerland; and
▪	corporate offices in Houston, Texas; and the Cayman Islands.

Our remaining offices and bases are located in various countries in North America, South America, Europe, Africa and Asia.  We lease most of these facilities.

Item 3.Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Uncertainties—” in this annual report on Form 10‑K for the year ended December 31, 2017.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Income Taxes” and in

-  23  -

“Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Uncertainties—Tax matters” in this annual report on Form 10‑K for the year ended December 31, 2017.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of December 31, 2017, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program and in response to events arising generally within our industry and in the markets where we do business.  For example, in the year ended December 31, 2015, we began investigating statements made by a former employee of Petróleo Brasileiro S.A. (“Petrobras”) related to the award to us of a drilling services contract in Brazil.  These statements were made in connection with an ongoing criminal investigation by the Brazilian authorities into Petrobras and certain other companies and individuals.  We completed our internal investigation, and we did not identify any wrongdoing by any of our employees or agents in connection with our business.  We voluntarily met with governmental authorities in the U.S. to discuss the statements made by the former Petrobras employee and our internal investigation as well as our findings.  We will continue to investigate these types of allegations and cooperate with governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has, or will, occur; however, there can be no assurance as to the outcome of these matters.

Item 4.Mine Safety Disclosures

Not applicable.

-  24  -

Executive Officers of the Registrant

We have included the following information, presented as of February 13, 2018, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10‑K.  The board of directors elects the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

		Age as of
Officer	Office	February 13, 2018
Jeremy D. Thigpen (a)	President and Chief Executive Officer	43
Terry B. Bonno	Senior Vice President, Industry and Community Relations	60
Howard E. Davis	Executive Vice President, Chief Administrative Officer and Chief Information Officer	59
Brady K. Long	Senior Vice President and General Counsel	45
Mark L. Mey (a)	Executive Vice President, Chief Financial Officer	54
John B. Stobart (a)	Executive Vice President, Chief Operating Officer and Chief Performance Officer	63
David Tonnel	Senior Vice President and Corporate Controller	48

(a)	Member of our executive management team for purposes of Swiss law.

Jeremy D. Thigpen is President and Chief Executive Officer and a member of the Company’s board of directors.  Before joining the Company in this position in April 2015, Mr. Thigpen served as Senior Vice President and Chief Financial Officer at National Oilwell Varco, Inc. from December 2012 to April 2015.  At National Oilwell Varco, Inc., Mr. Thigpen also served as President, Downhole and Pumping Solutions from August 2007 to December 2012, as President of the Downhole Tools Group from May 2003 to August 2007 and as manager of the Downhole Tools Group from April 2002 to May 2003.  From 2000 to 2002, Mr. Thigpen served as the Director of Business Development and Special Assistant to the Chairman for National Oilwell Varco, Inc.  Mr. Thigpen earned a Bachelor of Arts degree in Economics and Managerial Studies from Rice University in 1997, and he completed the Program for Management Development at Harvard Business School in 2001.

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

Howard E. Davis is Executive Vice President, Chief Administrative Officer and Chief Information Officer of the Company.  Before joining the Company in this position in August 2015, Mr. Davis served as Senior Vice President, Chief Administrative Officer and Chief Information Officer of National Oilwell Varco, Inc. from March 2005 to April 2015 and as Vice President, Chief Administrative Officer and Chief Information Officer from August 2002 to March 2005.  Mr. Davis earned a Bachelor’s degree from University of Kentucky in 1980, and he completed the Advanced Management Program at Harvard Business School in 2005.

Brady K. Long is Senior Vice President and General Counsel of the Company.  From 2011 to November 2015, when Mr. Long joined the Company in this position, he served as Vice President - General Counsel and Secretary of Ensco plc, which acquired Pride International, Inc. where he had served as Vice President, General Counsel and Secretary since August 2009.  Mr. Long joined Pride International, Inc. in June 2005 as Assistant General Counsel and served as Chief Compliance Officer from June 2006 to February 2009.  He was director of Transocean Partners LLC from May 2016 until December 2016.  Mr. Long previously practiced corporate and securities law with the law firm of Bracewell LLP.  He earned a Bachelor of Arts degree from Brigham Young University in 1996 and a Juris Doctorate degree from the University of Texas School of Law in 1999.

Mark L. Mey is Executive Vice President, Chief Financial Officer of the Company.  Before joining the Company in this position in May 2015, Mr. Mey served as Executive Vice President of Atwood Oceanics, Inc. from January 2015 to May 2015, prior to which he served as Senior Vice President and Chief Financial Officer from August 2010.  Mr. Mey was director of Transocean Partners LLC from June 2015 until December 2016.  He served as Director, Senior Vice President and Chief Financial Officer of Scorpion Offshore Ltd. from August 2005 to July 2010.  Prior to 2005, Mr. Mey held various senior financial and other roles in the drilling and financial services industries, including 12 years with Noble Corporation.  He earned an Advanced Diploma in Accounting and a Bachelor of Commerce degree from the University of Port Elizabeth in South Africa in 1985, and he is a chartered accountant.  Additionally, Mr. Mey completed the Harvard Business School Executive Advanced Management Program in 1998.

-  25  -

John B. Stobart is Executive Vice President, Chief Operating Officer and Chief Performance Officer of the Company.  Before being named to his current position in September 2017, he served as Executive Vice President and Chief Operating Officer from October 2012 to September 2017.  Before joining the Company in this position in October 2012, Mr. Stobart served as Vice President, Global Drilling for BHP Billiton Petroleum from July 2011 to October 2012.  At BHP Billiton, he also served as Worldwide Drilling Manager, working in Australia, the U.K. and the U.S. from January 1995 to June 2011, and as Senior Drilling Engineer, Senior Drilling Supervisor, Drilling Superintendent and Drilling Manager, working in the United Arab Emirates, Oman, India, Burma, Malaysia, Vietnam and Australia from June 1988 to December 1994.  Mr. Stobart served as Engineering Manager at Husky/Bow Valley from November 1984 to May 1988, and he worked in engineering roles at Dome Petroleum/Canadian Marine Drilling from May 1980 to October 1984.  He began his career working on land rigs in Canada and the High Arctic in June 1971.  Mr. Stobart earned a Bachelor of Science degree in Mechanical Engineering from the University of Calgary in 1980, and he completed the London Business School Accelerated Development Program in 2000.

David Tonnel is Senior Vice President and Corporate Controller of the Company.  Before being named to his current position in April 2017, he served as Senior Vice President, Supply Chain and Corporate Controller from October 2015 to April 2017, as Senior Vice President, Finance and Controller from March 2012 to October 2015 and as Senior Vice President of the Europe and Africa Unit from June 2009 to March 2012.  Mr. Tonnel served as Vice President of Global Supply Chain from November 2008 to June 2009, as Vice President of Integration and Process Improvement from November 2007 to November 2008, and as Vice President and Controller from February 2005 to November 2007.  Prior to February 2005, he served in various financial roles, including Assistant Controller; Finance Manager, Asia Australia Region; and Controller, Nigeria.  Mr. Tonnel joined the Company in 1996 after working for Ernst & Young in France as Senior Auditor.  Mr. Tonnel earned a Master of Science degree in Management from HEC (Hautes Etudes Commerciales) in Paris, France in 1991.

-  26  -

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “RIG”.  The following table presents the intraday high and low per share sales prices as reported on the NYSE for the periods indicated.

	NYSE Stock Price
	2017		2016
	High	Low	High	Low
First quarter	$16.16	$11.69	$13.48	$7.67
Second quarter	13.04	7.67	12.05	8.34
Third quarter	10.84	7.20	13.03	8.68
Fourth quarter	11.78	9.33	16.66	9.10

On February 15, 2018, the last reported sales price of our shares on the NYSE was $9.23 per share.  On February 15, 2018, there were 6,008 holders of record of our shares and 458,914,707 shares outstanding.

Shareholder Matters

Share issuance

In connection with the acquisition of Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”), shareholders at our extraordinary general meeting, held January 16, 2018, were requested to consider the following: (1) the issuance of up to 68.6 million Transocean Ltd. shares, (2) an amendment of our articles of association to create additional authorized share capital, (3) election of one new director to our board of directors and (4) issuance of consideration shares of our authorized share capital and our shares issuable upon exchange of the 0.5% Exchangeable Senior Bonds due January 2023 (the “Exchangeable Bonds”).

On January 18, 2018, we announced that shareholders at our extraordinary general meeting approved all proposals related to the Songa acquisition.  On January 30, 2018, we completed the acquisition of an approximate 97.7 percent ownership interest in Songa.  By March 31, 2018, we expect to complete the acquisition of the remaining shares not owned by us through a compulsory acquisition of the remaining shares not owned by us, which is available to us under Cyprus law.  In connection with the acquisition, we issued 66.9 million shares to shareholders of Songa with an aggregate market value of $735 million, equivalent to $10.99 per share, estimated based on the market value of our shares on the date of issuance.  We also issued an aggregate principal amount of $854 million of the Exchangeable Bonds as partial consideration for the acquisition of the acquired Songa shares and partial settlement of certain Songa indebtedness.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. under certain circumstances at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment due to the occurrence of certain events.  See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements and 20─Subsequent Event.”

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

-  27  -

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

Exemption—Distributions to shareholders in the form of a par value reduction or out of qualifying additional paid‑in capital for Swiss statutory purposes are exempt from Swiss withholding tax.  On December 31, 2017, the aggregate amount of par value of our outstanding shares was CHF 39 million, equivalent to approximately $40 million, and the aggregate amount of qualifying additional paid‑in capital of our outstanding shares was CHF 11.4 billion, equivalent to approximately $11.7 billion.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

-  28  -

connection with stock incentive plans, convertible debt or other instruments within certain periods, will generally not be subject to Swiss withholding tax.

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 13, 2018, Transocean Inc., our wholly owned subsidiary, held as treasury shares approximately one percent of our issued shares.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current amount of shares held as treasury shares, approximately nine percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the currently approved program.

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs (a)	(in millions) (a)
October 2017	—	$—	—	$3.329
November 2017	—	—	—	3.329
December 2017	—	—	—	3.329
Total	—	$—	—	$3.329

(a)

In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion.  Following authorization by the board of directors, management repurchased and subsequently cancelled 2,863,267 of our shares for an aggregate cost of $240 million, equivalent to an aggregate cost of CHF 257 million or an average cost of $83.74 per share.  At December 31, 2017, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.3 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

-  29  -

Item 6.Selected Financial Data

The selected financial data as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 have been derived from the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected financial data as of December 31, 2015, 2014 and 2013, and for each of the two years in the period ended December 31, 2014 have been derived from our accounting records.  The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2017	2016 (a)	2015	2014 (b)	2013
	(In millions, except per share data)

Statement of operations data
Operating revenues	$2,973	$4,161	$7,386	$9,185	$9,246
Operating income (loss)	(2,504)	1,132	1,365	(1,347)	2,203
Income (loss) from continuing operations	(3,097)	827	895	(1,880)	1,428
Net income (loss)	(3,097)	827	897	(1,900)	1,437
Net income (loss) attributable to controlling interest	(3,127)	778	865	(1,839)	1,434

Per share earnings (loss) from continuing operations
Basic	$(8.00)	$2.08	$2.36	$(5.02)	$3.92
Diluted	$(8.00)	$2.08	$2.36	$(5.02)	$3.92

Balance sheet data (at end of period)
Total assets	$22,410	$26,889	$26,431	$28,676	$32,759
Debt due within one year	250	724	1,093	1,032	323
Long-term debt	7,146	7,740	7,397	9,019	10,329
Total equity	12,711	15,805	15,000	14,104	16,719

Other financial data
Cash provided by operating activities	$1,144	$1,911	$3,445	$2,220	$1,918
Cash used in investing activities	(587)	(1,313)	(1,932)	(1,828)	(1,658)
Cash provided by (used in) financing activities	(1,090)	115	(1,809)	(1,000)	(2,151)
Capital expenditures	497	1,344	2,001	2,165	2,238
Distributions of qualifying additional paid-in capital	—	—	381	1,018	606

Per share distributions of qualifying additional paid-in capital	$—	$—	$1.05	$2.81	$1.68

(a)In December 2016, Transocean Partners LLC (“Transocean Partners”) completed a merger with one of our subsidiaries as contemplated under the merger agreement.  Following the completion of the merger, Transocean Partners became a wholly owned indirect subsidiary of Transocean Ltd.  Each Transocean Partners common unit that was issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, was converted into the right to receive 1.20 of our shares.  To complete the merger, we issued 23.8 million shares from conditional capital.

(b)In August 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary.

-  30  -

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 19, 2018, we owned or had partial ownership interests in and operated 47 mobile offshore drilling units, including 27 ultra‑deepwater floaters, 12 harsh environment floaters, two deepwater floaters and six midwater floaters.  Additionally, we operated two high‑specification jackups that were under contract when we sold the rigs, and we continue to operate such rigs until completion or novation of the respective drilling contracts.  At February 19, 2018, we also had two ultra‑deepwater drillships under construction or under contract to be constructed.

We provide contract drilling services in a single, global operating segment, which involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  We believe our drilling fleet is one of the most versatile fleets in the world, consisting of drillships and semisubmersible floaters used in support of offshore drilling activities and offshore support services on a worldwide basis.

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

Significant Events

Business combination—On January 30, 2018, we completed our acquisition of an approximate 97.7 percent ownership interest in Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”).  By March 31, 2018, we expect to complete the acquisition of the remaining shares not owned by us through a compulsory acquisition, which is available to us under Cyprus law.  In connection with the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—In February 2018, we completed the construction of and placed into service the ultra‑deepwater floater Deepwater Poseidon.  During the year ended December 31, 2017, we completed construction of and placed into service the ultra‑deepwater floater Deepwater Pontus.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Drilling contract terminations—In the year ended December 31, 2017, we recognized revenues of $201 million and received aggregate cash proceeds of $408 million associated with early terminated or cancelled drilling contracts.  See “—Outlook,” “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of cash.”

Dispositions—On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the year ended December 31, 2017, as a result of the transaction, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion associated with the disposal of these assets.

During the year ended December 31, 2017, we completed the sale of one ultra‑deepwater and three midwater floaters, along with related equipment, for which we received aggregate net cash proceeds of $22 million, and recognized an aggregate net gain of $9 million.  See “—Liquidity and Capital Resources—Drilling fleet.”

Impairments—During the year ended December 31, 2017, we recognized a loss of $1.4 billion associated with the impairment of five ultra‑deepwater floaters, one deepwater floater and two midwater floaters, along with related assets, which were classified as held for sale at the time of impairment.

In the year ended December 31, 2017, as a result of impairment testing, we determined that our midwater floater asset group was impaired, and we recognized a loss of $94 million, associated with the impairment of these held and used assets.  See “—Operating Results”, “—Liquidity and Capital Resources—Drilling fleet”.

Debt issuances—On October 17, 2017, we completed an offering of an aggregate principal amount of $750 million of 7.50% senior unsecured notes due January 2026 (the “7.50% Senior Notes”), and we received aggregate cash proceeds of $742 million, net of issue costs.  On May 5, 2017, we completed an offering of an aggregate principal amount of $410 million of 5.52% senior secured

-  31  -

notes due May 2022 (the “5.52% Senior Secured Notes”), and we received aggregate cash proceeds of $403 million, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt tender offers—On July 11, 2017, we completed cash tender offers (the “2017 Tender Offers”) to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  We received valid tenders from holders of $1.2 billion aggregate principal amount of the 2017 Tendered Notes.  As a result, we made an aggregate cash payment of $1.3 billion and recognized an aggregate net loss of $48 million associated with the retirement of such validly tendered debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt redemptions and repurchases—During the year ended December 31, 2017, we completed transactions to redeem or repurchase an aggregate principal amount of $557 million of our debt securities.  As a result, we made an aggregate cash payment of $564 million and recognized an aggregate net loss of $7 million associated with the retirement of such redemptions and repurchases of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity”.

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, especially for harsh environment and ultra‑deepwater floaters.  Brent oil prices have exceeded $70 per barrel for the first time since 2015, improving our customers’ economics of drilling oil and gas wells.  This is, in large part, due to favorable trends in the hydrodcarbon supply‑demand balance where oil supply has declined relative to demand.

Over the past year, opportunities have increased for our drilling services.  In markets requiring harsh environment floating drilling rigs, such as the Norwegian North Sea and eastern Canada, the limited supply of these specialized rigs has improved fleet utilization, which is resulting in increased dayrates on high‑specification rigs being tendered for new work.  Outside of harsh environment markets, the excess supply of ultra‑deepwater floaters relative to demand has delayed improvement of dayrates.  However, as the hydrocarbon supply‑demand balance improves, we expect sustained improvement of oil prices, ultimately resulting in greater demand for ultra‑deepwater drilling rigs and improvement of dayrates.

As of February 19, 2018, our contract backlog, including the contract backlog recently acquired in the Songa acquisition, was $12.8 billion compared to $9.4 billion as of October 26, 2017.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations remain in the near term.

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

As of February 19, 2018, the uncommitted fleet rates for each of the five years in the period ending December 31, 2022 were as follows:

	2018	2019	2020	2021	2022
Uncommitted fleet rate
Ultra-deepwater floaters	63%	70%	81%	83%	86%
Harsh environment floaters	42%	58%	55%	58%	64%
Deepwater floaters	30%	100%	100%	100%	100%
Midwater floaters	80%	93%	100%	100%	100%

Performance and Other Key Indicators

Contract backlog—Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are not expected to be significant to our contract drilling revenues.  Average contractual dayrate relative to our contract backlog is defined as the average maximum contractual operating dayrate to be earned per operating day in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.

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

-  32  -

The contract backlog for our fleet was as follows:

	February 19,	October 26,	February 9,
	2018	2017	2017
Contract backlog	(In millions)
Ultra-deepwater floaters	$8,367	$8,664	$10,070
Harsh environment floaters	4,269	450	623
Deepwater floaters	105	155	259
Midwater floaters	60	83	127
High-specification jackups	38	71	172
Total contract backlog	$12,839	$9,423	$11,251

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

In connection with our acquisition of Songa, we acquired contract backlog of $3.7 billion, included in the contract backlog for our harsh environment floaters presented above, measured as of the acquisition date, January 30, 2018.

The contract backlog for high‑specification floaters represents the backlog for two high‑specification jackups that were under contract when we sold the rigs, and we continue to operate such rigs until completion or novation of the respective drilling contracts.

In February 2018, after experiencing equipment breakdown that could not be repaired timely, we and our customer mutually agreed to amend the drilling contract for Transocean Leader at a reduced dayrate and for reduced duration, which resulted in the removal of approximately $112 million from the contract backlog for harsh environment floaters, as presented above.  During the year ended December 31, 2017, a customer early terminated for convenience its drilling contract for Discoverer Clear Leader, which resulted in the removal of approximately $202 million from the contract backlog for our ultra‑deepwater floaters, as presented above.  During the year ended December 31, 2016, our customers early terminated or cancelled contracts for Deepwater Asgard, Deepwater Champion, Deepwater Millennium, Discoverer Deep Seas, Discoverer India, GSF Constellation II, GSF Development Driller I and Transocean John Shaw.

On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  At February 19, 2018, the contract backlog for the high‑specification jackups represents the contract backlog associated with the contracted revenues we expect to earn for the continued operation of two high‑specification jackups following the sale of these rigs.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling Fleet.”

At February 19, 2018, the contract backlog and average contractual dayrates for our fleet were as follows:

		For the years ending December 31,
	Total	2018	2019	2020	2021	Thereafter
Contract backlog	(In millions, except average dayrates)
Ultra-deepwater floaters	$8,367	$1,331	$1,328	$999	$942	$3,767
Harsh environment floaters	4,269	825	757	808	772	1,107
Deepwater floaters	105	105	—	—	—	—
Midwater floaters	60	45	15	—	—	—
High-specification jackups	38	38	—	—	—	—
Total contract backlog	$12,839	$2,344	$2,100	$1,807	$1,714	$4,874

Average-contractual dayrates
Ultra-deepwater floaters	$470,000	$375,000	$439,000	$505,000	$519,000	$506,000
Harsh environment floaters	$400,000	$324,000	$422,000	$409,000	$423,000	$437,000
Deepwater floaters	$206,000	$206,000	$—	$—	$—	$—
Midwater floaters	$101,000	$101,000	$101,000	$—	$—	$—
High-specification jackups	$144,000	$144,000	$—	$—	$—	$—
Total fleet average	$430,000	$320,000	$423,000	$457,000	$471,000	$488,000

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
-  33  -

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Years ended December 31,
	2017	2016	2015
Average daily revenue
Ultra-deepwater floaters	$472,400	$492,100	$513,900
Harsh environment floaters	$235,900	$329,100	$542,600
Deepwater floaters	$195,200	$253,900	$354,400
Midwater floaters	$95,600	$274,100	$349,200
High-specification jackups	$143,900	$143,800	$172,900
Total fleet average daily revenue	$321,300	$353,500	$400,500

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may also be affected by revenues for lump sum bonuses or demobilization fees received from our customers.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high‑specification jackups are typically contracted at lower dayrates compared to ultra‑deepwater floaters and harsh environment floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal, classification as held for sale, except when we continue to operate rigs subsequent to sale, as we do with two of the high‑specification jackups sold in May 2017.

Average daily revenue decreased for the year ended December 31, 2017 relative to the prior years due to the completion of drilling contracts with higher dayrates and the commencement of newly signed drilling contracts at substantially lower dayrates.

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

	Years ended December 31,
	2017	2016	2015
Revenue efficiency
Ultra-deepwater floaters	96%	98%	95%
Harsh environment floaters	96%	98%	98%
Deepwater floaters	94%	96%	97%
Midwater floaters	96%	99%	95%
High-specification jackups	101%	98%	99%
Total fleet average revenue efficiency	96%	98%	96%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2017	2016	2015
Rig utilization
Ultra-deepwater floaters	39%	45%	65%
Harsh environment floaters	73%	57%	64%
Deepwater floaters	73%	54%	73%
Midwater floaters	38%	42%	77%
High-specification jackups	61%	55%	83%
Total fleet average rig utilization	48%	48%	71%

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

-  34  -

Operating Results

Year ended December 31, 2017 compared to the year ended December 31, 2016

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended
	December 31,
	2017	2016	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	8,499	10,443	(1,944)	(19)%
Average daily revenue	$321,300	$353,500	$(32,200)	(9)%
Revenue efficiency	96%	98%
Rig utilization	48%	48%

Contract drilling revenues	$2,731	$3,705	$(974)	(26)%
Other revenues	242	456	(214)	(47)%
	2,973	4,161	(1,188)	(29)%
Operating and maintenance expense	(1,388)	(1,875)	487	26%
Depreciation expense	(832)	(893)	61	7%
General and administrative expense	(156)	(172)	16	9%
Loss on impairment	(1,498)	(93)	(1,405)	nm
Gain (loss) on disposal of assets, net	(1,603)	4	(1,607)	nm
Operating income (loss)	(2,504)	1,132	(3,636)	nm
Other income (expense), net
Interest income	43	20	23	nm
Interest expense, net of amounts capitalized	(491)	(409)	(82)	(20)%
Gain (loss) on retirement of debt	(55)	148	(203)	nm
Other, net	4	43	(39)	(91)%
Income (loss) from continuing operations before income tax expense	(3,003)	934	(3,937)	nm
Income tax expense	(94)	(107)	13	12%
Income (loss) from continuing operations	$(3,097)	$827	$(3,924)	nm

“nm” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the following: (a) approximately $600 million resulting from a greater number of rigs idle or stacked, (b) approximately $450 million resulting from rigs sold or classified as held for sale, (c) approximately $255 million resulting from lower dayrates and (d) approximately $45 million resulting from decreased revenue efficiency.  These decreases were partially offset by (a) approximately $325 million resulting from our four newbuild ultra‑deepwater drillships that commenced operations during the two‑year period ended December 31, 2017 and (b) approximately $65 million resulting from the reactivation of two rigs.

Other revenues decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to $196 million resulting from drilling contracts early terminated or cancelled by our customers, and by $18 million resulting from reimbursable items.

Costs and expenses—Operating and maintenance expense decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the following: (a) approximately $250 million resulting from rigs sold or classified as held for sale, (b) approximately $170 million resulting from a greater number of rigs idle or stacked, (c) approximately $90 million resulting from reduced onshore costs and (d) approximately $75 million resulting from reduced offshore costs.  These decreases were partially offset by: (a) approximately $75 million resulting from our four newbuild ultra‑deepwater drillships that commenced operations during the two‑year period ended December 31, 2017 and (b) approximately $30 million resulting from cost recoveries from insurance associated with the Macondo well incident in the year ended December 31, 2016 with no comparable activity in the year ended December 31, 2017.

Depreciation expense decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the following: (a) approximately $82 million resulting from rigs sold or classified as held for sale and (b) approximately $22 million primarily resulting from the retirement or full depreciation of certain assets.  These decreases were partially offset by approximately $50 million primarily resulting from our newbuild ultra‑deepwater drillships placed into service during the two‑year period ended December 31, 2017.

General and administrative expense decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the following: (a) approximately $10 million of reduced personnel costs and (b) approximately $4 million of reduced professional fees.

-  35  -

Loss on impairment or disposal of assets—In the year ended December 31, 2017, we recognized a loss on impairment related to the following: (a) a loss of $1.4 billion associated with the impairment of certain assets to be sold for scrap value or for alternative use, which were classified as held for sale at the time of impairment, and (b) a loss of $94 million associated with the impairment of our midwater floater asset group.    In the year ended December 31, 2016, we recognized a loss on impairment related to the following: (a) a loss of $52 million associated with the impairment of our deepwater floater asset group and (b) a loss of $41 million associated with the impairment of certain assets classified as held for sale.

Loss on disposal of assets in the year ended December 31, 2017, was primarily the result of the completion of the sale of 10 high‑specification jackups and novation of the contracts relating to the construction of five high‑specification jackups, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the following: (a) approximately $168 million resulting from new debt issued in the two‑year period ended December 31, 2017, (b) approximately $63 million resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations during the two‑year period ended December 31, 2017 and (c) approximately $13 million resulting from downgrades to the credit rating for our senior unsecured long-term debt.  Partially offsetting these increases was approximately $160 million resulting from debt retired during the two‑year period ended December 31, 2017.

Loss on retirement of debt in the year ended December 31, 2017 resulted primarily from the following: (a) an aggregate loss of $48 million resulting from the retirement of notes validly tendered in the 2017 Tender Offers and (b) an aggregate loss of $7 million resulting from debt redemptions and repurchases.  Gain on retirement of debt in the year ended December 31, 2016 resulted primarily from the following: (a) an aggregate net gain of $104 million resulting from the retirement of notes validly tendered in cash tender offers (the “2016 Tender Offers”) and (b) an aggregate net gain of $44 million resulting from the retirement of notes repurchased in the open market.

Other income, net, decreased in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to $33 million of reduced income associated with our dual‑activity patent.

Income tax expense—In the years ended December 31, 2017 and 2016, our effective tax rate was (3.1) percent and 11.5 percent, respectively, based on income from continuing operations before income tax expense.  Our effective tax rate decreased primarily due to losses on impairment and disposal of assets with no tax benefit.  In the years ended December 31, 2017 and 2016, the effect of the various discrete period tax items was a net tax benefit of $37 million and $50 million, respectively.  In the year ended December 31, 2017, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years, valuation allowances on deferred tax assets not expected to be realized, remeasurement of the United States (“U.S.”) deferred tax assets for a tax rate change as a result of the 2017 enactment of the Tax Cuts and Jobs Act (the “2017 Tax Act”) and deductions related to resolution of certain litigation matters related to Macondo well incident.  In the year ended December 31, 2016, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  In the years ended December 31, 2017 and 2016, our effective tax rate, excluding discrete items, was 95.2 percent and 18.5 percent, respectively, based on income from continuing operations before income tax expense.  Our effective tax rate increased in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.

In December 2017, the U.S. enacted the 2017 Tax Act, which includes a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, and the creation of a territorial tax system with a one‑time mandatory tax on certain unremitted earnings and profits of the foreign subsidiaries of our U.S. subsidiaries.  The 2017 Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax (“BEAT”), a global intangible low‑taxed income tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest, and repeal of the domestic manufacturing deduction.  As a result of the 2017 Tax Act, we remeasured our deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $66 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $66 million decrease in net deferred tax assets as of December 31, 2017.  We are still analyzing certain aspects of the 2017 Tax Act and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

As of December 31, 2017, our consolidated cumulative loss incurred over the recent three‑year period, primarily due to losses on impairment and disposal of assets, represented significant objective negative evidence for our evaluation.  Such evidence, together with potential organizational changes that could alter our ability to realize certain deferred tax assets, has limited our ability to consider other subjective evidence, such as projected future contract activity.  As a result, we recorded an incremental valuation allowance of $110 million to recognize only a portion of our U.S. deferred tax assets that are more likely than not to be recognized.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.

-  36  -

Due to a number of factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the year ended December 31, 2017, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the United Kingdom (“U.K.”) and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.  See Notes to Consolidated Financial Statements—Note 6—Income Taxes.

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

“nm” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the following: (a) approximately $2.2 billion resulting from a greater number of rigs idle or stacked, (b) approximately $860 million resulting from rigs sold or classified as held for sale and (c) approximately $365 million resulting from lower dayrates.  These decreases were partially offset by (a) approximately $270 million resulting from our newbuild ultra‑deepwater drillships that commenced operations in the year ended December 31, 2016 and (b) approximately $70 million resulting from improved revenue efficiency.

Other revenues decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to approximately $91 million resulting from reimbursable items and approximately $37 million resulting from drilling contracts early terminated or cancelled by our customers.

Costs and expenses—Excluding the income effect of $30 million and $788 million of cost reimbursements from settlements, recoveries from insurance and net adjustments to contingent liabilities associated with the Macondo well incident in the years ended December 31, 2016 and 2015, respectively, operating and maintenance expense decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015, by approximately $1.8 billion.  This decrease was primarily due to the following: (a) approximately $1.04 billion resulting from a greater number of rigs idle or stacked, (b) approximately $355 million resulting from rigs

-  37  -

sold or classified as held for sale, (c) approximately $315 million resulting from reduced offshore costs and (d) approximately $195 million resulting from reduced onshore costs.  These decreases were partially offset by approximately $75 million resulting from our newbuild ultra‑deepwater drillships that commenced operations in the year ended December 31, 2016.

Depreciation expense decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the following: (a) approximately $87 million resulting from the impairment of our deepwater floater and midwater floater asset groups in the prior year and (b) approximately $40 million resulting from rigs sold or classified as held for sale, partially offset by (c) approximately $66 million resulting from our newbuild ultra‑deepwater drillships and other property and equipment placed into service in the year ended December 31, 2016.

General and administrative expense decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the following: (a) approximately $22 million of reduced personnel costs, (b) approximately $8 million of reduced rental expense, partially offset by (c) approximately $9 million of increased professional fees.

Loss on impairment and disposals—In the year ended December 31, 2016, we recognized a loss on impairment due to the following: (a) a loss of $52 million associated with the impairment of our deepwater floater asset group and (b) a loss of $41 million associated with the impairment of certain assets classified as held for sale.    In the year ended December 31, 2015, we recognized a loss on impairment due to the following: (a) an aggregate loss of $700 million associated with the impairment of certain assets classified as held for sale, (b) a loss of $668 million associated with the impairment of our midwater floater asset group and (c) a loss of $507 million associated with the impairment of our deepwater floater asset group.

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

Other income and expense—Interest expense, net of amounts capitalized, decreased in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the following: (a) approximately $98 million resulting from our debt repurchases and redemptions and (b) approximately $36 million of increased interest capitalized resulting from our newbuild construction program.  Partially offsetting these decreases were the following: (a) approximately $64 million resulting from new debt issued in the year ended December 31, 2016 and (b) approximately $37 million resulting from downgrades to the credit rating for our senior unsecured long-term debt.

In the year ended December 31, 2016, we recognized net gains due to the following: (a) an aggregate gain of $104 million resulting from the completion of our 2016 Tender Offers and (b) an aggregate net gain of $44 million resulting from the redemption or repurchase of $399 million aggregate principal amount of our debt securities.  In the year ended December 31, 2015, we recognized a net gain due to the following: (a) an aggregate net gain of $33 million resulting from our repurchases of $503 million aggregate principal amount of our debt securities partially offset by (b) an aggregate loss of $10 million resulting from the redemption of $893 million aggregate principal amount of the 4.95% senior notes due November 2015 (the “4.95% Senior Notes”).

Income tax expense—In the years ended December 31, 2016 and 2015, our effective tax rate was 11.5 percent and 11.9 percent, respectively, based on income from continuing operations before income tax expense.  In the years ended December 31, 2016 and 2015, the effect of the various discrete period tax items was a net tax benefit of $50 million and $75 million, respectively.  In the years ended December 31, 2016 and 2015, our effective tax rate, excluding discrete items, was 18.5 percent and 14.4 percent, respectively, based on income from continuing operations before income tax expense.  Our effective tax rate, excluding discrete items, increased in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.

Due to a number of factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the year ended December 31, 2016, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Norway, Switzerland, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.  See —Critical Accounting Policies and Estimates—Income taxes.

-  38  -

Liquidity and Capital Resources

Sources and uses of cash

At December 31, 2017, we had $2.5 billion in unrestricted cash and cash equivalents and $450 million in unrestricted short‑term investments.  In the year ended December 31, 2017, our primary sources of cash were our cash flows from operating activities, including cash proceeds from customers for early terminations or cancellations of drilling contracts; net proceeds from the issuance of debt and net proceeds from the sale of the high‑specification jackups.  Our primary uses of cash were the repayment of debt, primarily related to the 2017 Tender Offers, debt redemptions and open market debt repurchases, our investments in capital expenditures and deposits into short‑term investments.

	Years ended
	December 31,
	2017	2016	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$(3,097)	$827	$(3,924)
Depreciation	832	893	(61)
Loss on impairment	1,498	93	1,405
(Gain) loss on disposal of assets, net	1,603	(4)	1,607
(Gain) loss on retirement of debt	55	(148)	203
Deferred income tax expense	89	68	21
Other non-cash items, net	96	56	40
Changes in deferred revenues and costs, net	87	291	(204)
Changes in other operating assets and liabilities, net	(19)	(165)	146
	$1,144	$1,911	$(767)

Net cash provided by operating activities decreased primarily due to reduced operating activities and a decrease of $45 million cash received from customers for early terminations or cancellations of drilling contracts.

	Years ended
	December 31,
	2017	2016	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(497)	$(1,344)	$847
Proceeds from disposal of assets, net	350	30	320
Deposits into short-term investments	(450)	—	(450)
Other, net	10	1	9
	$(587)	$(1,313)	$726

Net cash used in investing activities decreased primarily due to: (a) reduced capital expenditures, primarily associated with our newbuild construction projects, and (b) increased proceeds from asset disposals, primarily related to the sale of 10 high‑specification jackups and the novation of contracts relating to the construction of five high‑specification jackups, together with related assets, in the year ended December 31, 2017.  These decreases were partially offset by the use of cash associated with deposits into short‑term investments, primarily time deposits, in the year ended December 31, 2017 with no comparable activity in the prior year.

	Years ended
	December 31,
	2017	2016	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	$1,144	$2,401	$(1,257)
Repayments of debt	(2,284)	(2,295)	11
Proceeds from cash accounts and investments restricted for financing activities, net of deposits	53	39	14
Distributions to holders of noncontrolling interest	—	(30)	30
Other, net	(3)	—	(3)
	$(1,090)	$115	$(1,205)

Net cash used in financing activities increased primarily due to reduced cash proceeds from the issuance of the 7.50% Senior Notes and 5.52% Senior Secured Notes in the year ended December 31, 2017 compared to the cash proceeds from the issuance of the 9.00% senior notes due July 2023 (the “9.00% Senior Notes”), the 7.75% senior secured notes due October 2024 (the “7.75% Senior Secured Notes”) and the 6.25% senior secured notes due December 2024 (the “6.25% Senior Secured Notes”) in the prior year.

-  39  -

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances and short‑term investments, internally generated cash flows, borrowings under our existing bank credit agreement, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  During the year ended December 31, 2015, three credit rating agencies downgraded the rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”) to Debt Ratings that are below investment grade.  During the years ended December 31, 2016 and 2017, the same three credit rating agencies further downgraded our Debt Rating.  Such downgrades have caused us to experience increased fees under our credit facility and interest rates under agreements governing certain of our senior notes.  Further downgrades may affect or limit our ability to access debt markets in the future.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

Our internally generated cash flows are directly related to our business and the market sectors in which we operate.  Should the drilling market deteriorate, or should we experience poor results in our operations, cash flows from operations may be reduced.  We have, however, continued to generate positive cash flows from operating activities over recent years and expect that such cash flows will continue to be positive over the next year.

Business combination—On January 30, 2018, we completed the acquisition of an approximate 97.7 percent ownership interest in Songa.  By March 31, 2018, we expect to complete the acquisition of the remaining shares not owned by us through a compulsory acquisition, which is available to us under Cyprus law.

In connection with the acquisition, we issued 66.9 million shares with an aggregate market value of $735 million, equivalent to $10.99 per share, estimated based on the market value of our shares on the date of issuance to shareholders of Songa as partial consideration for the acquired Songa shares.  We expect to issue 1.7 million shares for the remaining shares to be acquired through the compulsory acquisition.

We also issued an aggregate principal amount of $854 million of the 0.5% Exchangeable Senior Bonds due January 2023 (the “Exchangeable Bonds”) as partial consideration for the acquisition of the acquired Songa shares and partial settlement of certain Songa indebtedness.  We expect to issue an aggregate principal amount of $14 million of the Exchangeable Bonds for the remaining shares to be acquired through the compulsory acquisition.  Transocean Inc. is the issuer of the Exchangeable Bonds, which are fully and unconditionally guaranteed by Transocean Ltd. and rank equally with our other senior unsecured debt.  We will pay interest on the Exchangeable Bonds semiannual, commencing July 30, 2018.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. under certain circumstances at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment due to the occurrence of certain events.

Debt issuances—On October 17, 2017, we completed an offering of an aggregate principal amount of $750 million of the 7.50% Senior Notes, and we received aggregate cash proceeds of $742 million, net of issue costs.  We used the majority of the net proceeds from the debt offering to repay or redeem certain maturing debt.  See “—Debt redemptions and repurchases”)

On May 5, 2017, we completed an offering of an aggregate principal amount of $410 million of the 5.52% Senior Secured Notes and we received aggregate cash proceeds of $403 million, net of issue costs.  The indenture that governs the 5.52% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate Deepwater Conqueror to declare or pay dividends to affiliates.  We will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount, and, under certain circumstances, the payment of a make‑whole amount, upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract.

On October 19, 2016 and December 8, 2016, we completed an offering of an aggregate principal amount of $600 million of the 7.75% Senior Secured Notes and $625 million of the 6.25% Senior Secured Notes, respectively, and we received aggregate cash proceeds of $583 million and $609 million, respectively, net of initial discount and costs payable by us.  The indentures that govern the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes contain covenants that limit the ability of our subsidiaries that own or operate Deepwater Thalassa and Deepwater Proteus to declare or pay dividends to affiliates and impose a maximum collateral rig leverage ratio (“Maximum Collateral Ratio”), represented by each rig’s earnings relative to the debt balance, that changes over the terms of the notes.  At December 31, 2016, the Maximum Collateral Ratio under both indentures was 5.75:1.00, and the collateral leverage ratio of each subsidiary was less than 5.00:1.00.

-  40  -

On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of the 9.00% Senior Notes, and we received aggregate cash proceeds of $1.21 billion, net of initial discount and costs payable by us.  We used the majority of the net proceeds from the debt offering to complete the 2016 Tender Offers (see “—Debt tender offers”).

Debt tender offers—On July 11, 2017, we completed the 2017 Tender Offers to purchase for cash up to $1.5 billion aggregate principal amount of the 2017 Tendered Notes.  As a result, we received valid tenders from holders of an aggregate principal amount of $1.2 billion of the 2017 Tendered Notes, and we made an aggregate cash payment of $1.3 billion to settle the 2017 Tendered Notes.

On August 1, 2016, we completed the 2016 Tender Offers to purchase for cash up to $1.0 billion aggregate principal amount of certain of our outstanding senior notes (collectively, the “2016 Tendered Notes”).  As a result of the 2016 Tender Offers, we received valid tenders from holders of an aggregate principal amount of $981 million of the 2016 Tendered Notes, and we made an aggregate cash payment of $876 million to settle the 2016 Tendered Notes.

Debt redemptions and repurchases—In November 2017, we redeemed the outstanding 6.00% Senior Notes due March 2018 and the 7.375% Senior Notes due April 2018 with aggregate principal amounts of $319 million and $82 million, respectively, by making an aggregate cash payment of $407 million using proceeds from the issuance of the 7.50% Senior Notes.

In the years ended December 31, 2017 and 2016, we repurchased in the open market an aggregate principal amount of $156 million and $399 million, respectively, of our debt securities for an aggregate cash payment of $157 million and $354 million, respectively.  During the year ended December 31, 2015, we redeemed the remaining aggregate principal amount of $893 million of the 4.95% Senior Notes for an aggregate cash payment of $904 million.

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

We did not pay the distribution of qualifying additional paid‑in capital with respect to our shares held by our subsidiary or previously held in treasury.

Litigation settlements and insurance recoveries—On May 29, 2015, together with the Plaintiff Steering Committee (the “PSC”), we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that an affiliate of BP plc. together with its affiliates (“BP”) had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts established by the MDL Court for the settlement.  In November 2017, the MDL Court released $25 million from the escrow accounts for partial payment of attorneys’ fees.  As of February 13, 2018, the aggregate cash balance of our escrow accounts was $212 million.

Pursuant to a cooperation guilty plea agreement by and among the U.S. Department of Justice (“DOJ”) and certain of our affiliates, which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay $150 million to the National Fish & Wildlife Foundation and $150 million to the National Academy of Sciences in scheduled installments through February 2017.  In each of the years ended December 31, 2017 and 2016, we made the final scheduled cash payments of $60 million.

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

-  41  -

common unit that was issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, was converted into the right to receive 1.20 of our shares.  To complete the merger, we issued 23.8 million shares from conditional capital.

Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum consolidated indebtedness to total tangible capitalization ratio of 0.6 to 1.0.  At December 31, 2017, our consolidated indebtedness to total tangible capitalization ratio, as defined in the Five‑Year Revolving Credit Facility, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.  See Notes to Consolidated Financial Statements—Note 10—Commitments and Contingencies.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At February 13, 2018, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At February 13, 2018, we had no borrowings outstanding, $7 million of letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2017, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Shareholder Matters.”

-  42  -

Contractual obligations—At December 31, 2017, our contractual obligations stated at face value, were as follows:

		For the years ending December 31,
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
	(in millions)
Contractual obligations
Debt	$6,943	$227	$701	$1,191	$4,824
Interest on debt	4,709	508	974	852	2,375
Capital lease obligation (a)	837	72	144	142	479
Operating lease obligations	97	15	23	20	39
Purchase obligations	898	48	850	—	—
Service agreement obligations (b)	1,059	67	207	201	584
Total (c)	$14,543	$937	$2,899	$2,406	$8,301

(a)	Includes scheduled installments of principal and imputed interest on our capital lease obligation.
(b)

In the years ended December 31, 2017 and 2016, we entered into long‑term service agreements with certain original equipment manufacturers to provide services and parts related to our pressure control systems, thrusters, top drives and other equipment.  The future payments required under our service agreements were estimated based on our projected operating activity and may vary based on actual operating activity.

(c)

As of December 31, 2017, our defined benefit pension and other postemployment plans represented an aggregate liability of $359 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.  The carrying amount of this liability is affected by net periodic benefit costs, funding contributions, participant demographics, plan amendments, significant current and future assumptions, and returns on plan assets.  Due to the uncertainties resulting from these factors and since the carrying amount is not representative of future liquidity requirements, we have excluded this amount from the contractual obligations presented in the table above.  See “—Pension and Other Postemployment Benefit Plans” and Notes to Consolidated Financial Statements—Note 9—Postemployment Benefit Plans.

As of December 31, 2017, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $309 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 6—Income Taxes.

Other commercial commitments—We have other commercial commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commercial commitments include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  Standby letters of credit are issued under various uncommitted credit lines, some of which require cash collateral.  At December 31, 2017, the aggregate cash collateral held by banks for letters of credit was $7 million.  The obligations that are the subject of these standby letters of credit and surety bonds are primarily geographically concentrated in Brazil and India.  Obligations under these standby letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement.

At December 31, 2017, these obligations stated in U.S. dollar equivalents and their time to expiration were as follows:

		For the years ended December 31,
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
	(in millions)
Other commercial commitments
Standby letters of credit	$29	$22	$7	$—	$—
Surety bonds	51	2	37	12	—
Total	$80	$24	$44	$12	$—

We have established a wholly owned captive insurance company to insure various risks of our operating subsidiaries.  Access to the cash investments of the captive insurance company may be limited due to local regulatory restrictions.  At December 31, 2017, the cash investments held by the captive insurance company totaled $239 million, and the amount of such cash investments is expected to range from $100 million to $250 million by December 31, 2018.  The amount of actual cash investments held by the captive insurance company varies, depending on the amount of premiums paid to the captive insurance company, the timing and amount of claims paid by the captive insurance company, and the amount of dividends paid by the captive insurance company.

-  43  -

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

On January 30, 2018, we completed our acquisition of an approximate 97.7 percent ownership interest in Songa.  By March 31, 2018, we expect to complete the acquisition of the remaining shares not owned by us through a compulsory acquisition, which is available to us under Cyprus law.  In connection with the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Notes to Consolidated Financial Statements—Note 20—Subsequent Event.

In the years ended December 31, 2017 and 2016, we made capital expenditures of $497 million and $1.3 billion, respectively, including $397 million and $1.2 billion, respectively, for our major construction projects.  For the year ending December 31, 2018, we expect total capital expenditures and other capital additions to be approximately $130 million, including $74 million for our major construction projects.  As of December 31, 2017, the historical and projected capital expenditures and other capital additions, including capitalized interest, for our ongoing major construction projects were as follows:

	Total costs
	through
	December 31,	For the years ending December 31,
	2017	2018	2019	2020	Total
	(In millions)
Deepwater Pontus (a)	$896	$—	$—	$—	$896
Deepwater Poseidon (b)	871	29	—	—	900
Ultra-Deepwater drillship TBN1 (c)	266	29	56	464	815
Ultra-Deepwater drillship TBN2 (c)	200	16	38	506	760
Total	$2,233	$74	$94	$970	$3,371

(a)	In October 2017, the ultra‑deepwater floater Deepwater Pontus was placed into service and commenced operations.
(b)	In February 2018, the ultra‑deepwater floater Deepwater Poseidon was placed into service and commenced operations.
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

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales and commercial banks or capital market financings.  We also have available credit under the Five‑Year Revolving Credit Facility, which is expected to be extended or replaced with another credit facility before expiration of the underlying bank credit agreement on June 28, 2019 (see “—Sources and uses of liquidity—Five‑Year Revolving Credit Facility”).  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the years ended December 31, 2017, 2016 and 2015, we identified seven, seven and 22 such drilling units, respectively, that we have sold or intend to sell for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the year ended December 31, 2017, as a result of this transaction, we received aggregate net cash proceeds of $319 million.  During the year ended December 31, 2017, we also completed the sale of one ultra‑deepwater floater and three midwater floaters, along with related assets, and we received net cash proceeds of $22 million.  During the year ended December 31, 2016, we completed the sale of three deepwater floaters and eight midwater floaters, along with related assets, and we received aggregate net cash proceeds of $22 million.  During the year ended December 31, 2015, we completed

-  44  -

the sale of two ultra‑deepwater floaters, six deepwater floaters and nine midwater floaters, along with related assets, and we received aggregate net cash proceeds of $35 million.

Pension and Other Postemployment Benefit Plans

Overview—As of December 31, 2017, we maintained three funded and three unfunded defined benefit plans in the U.S. (the “U.S. Plans”).  As of December 31, 2017, we also maintained one defined benefit plan in the U.K. (the “U.K. Plan”), and we maintained two funded and two unfunded defined benefit plans in Norway (the “Norway Plans”).  Even though benefits under some of our defined benefit pension plans have ceased accruing, we maintain the respective pension obligations under such plans until they have been fully satisfied.  During the year ended December 31, 2017, we permitted certain participants of our U.K. Plan to make a one‑time election to receive a payment of retirement benefits in the form of a lump sum distribution.  During the year ended December 31, 2016, we satisfied our obligations under four funded defined benefit plans in Norway and an unfunded defined benefit plan in Nigeria.  We refer to the U.K. Plan, the Norway Plans and the plan in Nigeria, collectively, as the “Non‑U.S. Plans.”  We refer to the U.S. Plans and the Non‑U.S. Plans, collectively, as the “Transocean Plans.”  Additionally, we maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase‑out period ending December 31, 2025.

The following table presents the amounts and weighted‑average assumptions associated with the U.S. Plans, the Non‑U.S. Plans and the OPEB Plans (in millions, except percentages).

	Year ended December 31, 2017				Year ended December 31, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs	$(1)	$8	$(2)	$5	$(3)	$(4)	$(4)	$(11)
Other comprehensive income (loss) (a)	15	10	(4)	21	(35)	25	(2)	(12)
Employer contributions	1	12	2	15	3	43	3	49

At end of period:
Accumulated benefit obligation	$1,680	$375	$19	$2,074	$1,557	$396	$19	$1,972
Projected benefit obligation	1,680	379	19	2,078	1,557	398	19	1,974
Fair value of plan assets	1,343	393	—	1,736	1,204	400	—	1,604
Funded status	(337)	14	(19)	(342)	(353)	2	(19)	(370)
Accumulated comprehensive income (loss) (a)	(301)	(84)	19	(366)	(316)	(94)	23	(387)

Weighted-Average Assumptions
-Net periodic benefit costs
Discount rate (b)	4.26%	2.69%	3.08%	3.97%	4.56%	3.69%	3.13%	4.37%
Long-term rate of return (c)	6.31%	4.79%	na	5.96%	6.82%	5.85%	na	6.57%
Compensation trend rate (b)	na %	2.25%	na	2.25%	0.22%	4.01%	na	0.98%
-Benefit obligations
Discount rate (b)	3.68%	2.49%	2.93%	3.45%	4.26%	2.69%	3.08%	3.94%
Compensation trend rate (b)	na	2.50%	na	2.50%	na	2.25%	na	2.25%

“na” means not applicable.

(a)	Amounts presented before tax.
(b)	Weighted‑average based on relative average projected benefit obligation for the year.
(c)	Weighted‑average based on relative average fair value of plan assets for the year.

Net periodic benefit cost—Net periodic benefit costs increased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease in expected returns from plan assets.  In the year ending December 31, 2018, we expect our net periodic benefit costs to represent income of approximately $12 million.

Plan assets—In the year ended December 31, 2017, the fair value of the investments in the funded Transocean Plans increased by $132 million, or 8 percent, primarily due to the following: $229 million resulting from investment returns, and $36 million resulting from net gains on currency exchange rate changes for our non‑U.S. Plans, partially offset by $133 million resulting from benefits paid from plan assets, net of contributions.

Funding contributions—We review the funded status of our plans at least annually and contribute an amount at least equal to the minimum amount required.  For the funded qualified U.S. Plan, we contribute an amount at least equal to that required by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”).  We use actuarial computations to establish the minimum contribution required under ERISA and PPA and the maximum deductible contribution allowed for income tax purposes.  For the funded U.K. Plan, we contribute an amount, as mutually agreed with the plan trustees, based on actuarial recommendations.  For the funded Norway Plans, we contribute an amount determined by the plan trustee based on Norwegian pension laws.  For the unfunded Transocean Plans and OPEB Plans, we generally fund benefit payments for plan participants as incurred.  We fund our contributions to the Transocean Plans and the OPEB Plans using cash flows from operations.  In the year ended December 31, 2017, we contributed $15 million and participants did not contribute to the Transocean Plans and the OPEB Plans.  In the year ended

-  45  -

December 31, 2016, we contributed $49 million and participants contributed $1 million to the Transocean Plans and the OPEB Plans.  For the year ending December 31, 2018, we expect to contribute $12 million to the Transocean Plans and $3 million to the OPEB Plans.

See Notes to Consolidated Financial Statements—Note 9—Postemployment Benefit Plans.

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements as of December 31, 2017.

Related Party Transactions

As of December 31, 2017, we did not have any material related party transactions that were not in the ordinary course of business

Other Matters

Macondo well incident

We believe the most notable remaining claims against us arising from the Macondo well incident are the 30 settlement class opt outs from the PSC Settlement Agreement.  We can provide no assurance as to the outcome of the remaining claims arising from the Macondo well incident or that we will not enter into additional settlements as to some or all of the remaining matters related to the Macondo well incident. See Notes to Consolidated Financial Statements—Note 10—Commitments and Contingencies.

Regulatory matters

Consent Decree—Pursuant to a civil consent decree by and among the DOJ and certain of our affiliates (the “Consent Decree”), which was approved by the court on February 19, 2013, we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  The Consent Decree also requires us to submit and make publicly available certain plans, reports and other submissions.  One such plan is a performance plan, approved on January 2, 2014, that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  Additionally, as required, we retained an independent auditor to review and report to the DOJ our compliance with the Consent Decree and an independent process safety consultant to review, report and assist with the process safety requirements of the Consent Decree.  We may request termination of the Consent Decree after January 2, 2019, provided we meet certain conditions.  The Consent Decree resolved the claim by the U.S. for civil penalties under the Clean Water Act.  We also agreed to pay, and have satisfied our obligations to pay, civil penalties of $1.0 billion plus interest.  See Notes to Consolidated Financial Statements—Note 10—Commitments and Contingencies.

Other regulatory matters— In addition, from time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, income taxes, contingent liabilities and defined benefit pension and other postemployment benefit plans.  These estimates require significant judgments and assumptions.  We base our estimates on

-  46  -

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

We establish liabilities for estimated tax exposures in our jurisdictions of operation, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest.  Such tax exposures include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within these tax jurisdictions or by judicial means.  At December 31, 2017 and 2016, the liability for estimated tax exposures in our jurisdictions of operation was approximately $309 million and $370 million, respectively.

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

We do not provide for taxes on unremitted earnings of subsidiaries when we consider such earnings to be indefinitely reinvested.  We recognize deferred taxes related to the earnings of certain subsidiaries that we do not consider to be indefinitely reinvested or that will not be indefinitely reinvested in the future.  If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions.  If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments to our deferred tax balances could have a material effect on our consolidated statement of financial position, results of operations or cash flows.  Due to the timing of the enactment of the 2017 Tax Act, it is not practicable to estimate the amount of indefinitely reinvested earnings or the deferred tax liability related to unremitted earnings of our subsidiaries.

Estimates, judgments and assumptions are required in determining whether deferred tax assets will be fully or partially realized.  In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  When it is estimated to be more likely than not that all or some portion of certain deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized, we establish a valuation allowance for the amount of the deferred tax assets that is considered to be unrealizable.  The 2017 Tax Act imposes a one‑time transition tax on certain unremitted earnings and profits of the foreign subsidiaries of our U.S. subsidiaries.  Prior to enactment of the 2017 Tax Act, we did not recognize a deferred tax liability related to the unremitted earnings of the foreign subsidiaries of our U.S. subsidiaries because we considered those foreign earnings to be indefinitely reinvested.  Upon enactment of the 2017 Tax Act, we did not have the necessary information available, prepared and analyzed to develop a reasonable estimate of the transition tax.  We have not yet completed our calculation of the post‑1986 earnings and profits for the foreign subsidiaries of our U.S. subsidiaries or determined the amounts of those earnings held in cash and other assets necessary to determine the transition tax.  The determination of the transition tax requires further analysis regarding the amount and composition of our historical foreign earnings, which is expected to be completed and reflected in our financial statements issued for subsequent reporting periods that fall within the measurement period provided by SAB 118.  The transition tax will also impact the utilization of our foreign tax credits and net operating losses generated in the U.S. which will impact our valuation allowance analysis related to those deferred tax assets and could have a material impact or our valuation allowances.  Because we have not completed our analysis of the amount and composition of our historical foreign earnings and the associated

-  47  -

transition tax, we also cannot determine the associated impact on our assertion that the unremitted earnings of the foreign subsidiaries of our U.S. subsidiaries will be indefinitely reinvested.

We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.  During the year ended December 31, 2017, in evaluating our projected realizability of deferred tax assets, we considered our consolidated cumulative loss incurred over the recent three‑year period, primarily due to losses on impairment and disposal of assets, together with potential organizational changes that could alter our ability to realize deferred tax assets, which have limited our ability to consider other subjective evidence, such as projected contract activity.  During the year ended December 31, 2016, in evaluating our projected realizability of deferred tax assets, we considered potential organizational changes that could alter our ability to realize deferred tax assets.

See Notes to Consolidated Financial Statements—Note 6—Income Taxes.

Property and equipment—The carrying amount of property and equipment is subject to various estimates, assumptions, and judgments related to capitalized costs, useful lives and salvage values and impairments.  At December 31, 2017 and 2016, the carrying amount of our property and equipment was $17.4 billion and $21.1 billion, respectively, representing 78 percent of our total assets.

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

Useful lives and salvage values—We depreciate our assets using the straight‑line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions, and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long‑term impact of those upgrades on future marketability.  At December 31, 2017, a hypothetical one‑year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $34 million and a hypothetical one‑year decrease would cause an increase in our annual depreciation expense of approximately $52 million.

Long‑lived asset impairment—We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable or when carrying amounts of assets held for sale exceed fair value less cost to sell.  Potential impairment indicators include rapid declines in commodity prices and related market conditions, declines in dayrates or utilization, cancellations of contracts or credit concerns of multiple customers.  During periods of oversupply, we may idle or stack rigs for extended periods of time or we may elect to sell certain rigs for scrap, which could be an indication that an asset group may be impaired since supply and demand are the key drivers of rig utilization and our ability to contract our rigs at economical rates.  Our rigs are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may move rigs from an oversupplied market sector to a more lucrative and undersupplied market sector when it is economical to do so.  Many of our contracts generally allow our customers to relocate our rigs from one geographic region to another, subject to certain conditions, and our customers utilize this capability to meet their worldwide drilling requirements.  Accordingly, our rigs are considered to be interchangeable within classes or asset groups, and we evaluate impairment by asset group.  We consider our asset groups to be ultra‑deepwater floaters, harsh environment floaters, deepwater floaters and midwater floaters.

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

In the year ended December 31, 2017, we recognized a loss of $94 million ($93 million, net of tax) associated with the impairment of the midwater floater asset group.  In the year ended December 31, 2016, we recognized a loss of $52 million, which had no

-  48  -

tax effect, associated with the impairment of the deepwater floater asset group.  In the year ended December 31, 2015, we recognized losses of $507 million ($481 million, net of tax) and $668 million ($654 million, net of tax) associated with the impairment of the deepwater floater asset group and the midwater floater asset group, respectively.

See Notes to Consolidated Financial Statements—Note 5—Drilling Fleet.

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

Certain of our drilling contracts may be cancelable for the convenience of the customer upon payment of an early termination payment.  We recognize revenues, presented in other revenues, associated with cancellations or early terminations over the period in which we satisfy our performance obligations based on the negotiated or contractual terms, which are typically specific to the contractual arrangement.  In the years ended December 31, 2017 and 2016, we recognized revenues of $201 million and $471 million, respectively, associated with cancellations and early terminations.

See Notes to Consolidated Financial Statements—Note 3—Accounting Standards Updates.

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

We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  As of December 31, 2017 and 2016, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $219 million and $250 million, respectively, recorded in other current liabilities, the majority of which is related to our settlement with the PSC.

See Notes to Consolidated Financial Statements—Note 10—Commitments and Contingencies.

Pension and other postemployment benefits—We use a January 1 measurement date for net periodic benefit costs and a December 31 measurement date for projected benefit obligations and plan assets.  We measure our pension liabilities and related net periodic benefit costs using actuarial assumptions based on a market‑related value of assets that reduces year‑to‑year volatility.  In applying this approach, we recognize investment gains or losses subject to amortization over a five‑year period beginning with the year in which they occur.  Investment gains or losses for this purpose are measured as the difference between the expected and actual returns calculated using the market‑related value of assets.  If gains or losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize such gains or losses over the average expected future service period of the employee participants.  Actual results may differ from these measurements under different conditions or assumptions.  Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plans will impact our future pension obligations and net periodic benefit costs.

Additionally, the pension obligations and related net periodic benefit costs for our defined benefit pension and other postemployment benefit plans are actuarially determined and are affected by assumptions, including long‑term rate of return, discount rates, mortality rates and employee turnover rates.  For our defined benefit plans that have ceased accruing benefits, certain assumptions, including compensation increases and health care cost trend rates no longer apply.  The two most critical assumptions are the long‑term rate of return and the discount rate.  For the long‑term rate of return of plan assets, we develop our assumptions based on historical experience and projected returns for the investments considering each plan’s target asset allocation and long‑term asset class expected returns.  For the discount rate, we develop our assumptions utilizing a yield curve approach based on Aa‑rated corporate bonds and the expected timing of future benefit payments.  We periodically evaluate our assumptions and, when appropriate, adjust the recorded liabilities and expense.  Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, net periodic benefit costs and other comprehensive income.  See “—Pension and Other Postemployment Benefit Plans” and Notes to Consolidated Financial Statements—Note 9—Postemployment Benefit Plans.

-  49  -

Accounting Standards Updates

For a discussion of the new accounting standards updates that have had or are expected to have an effect on our consolidated financial statements, see Notes to Consolidated Financial Statements—Note 3—Accounting Standards Updates..

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk —We are exposed to interest rate risk, primarily associated with our long‑term debt instruments.  The following table presents the principal cash flows and related weighted-average interest rates of our debt instruments by contractual maturity date.  The following table presents information for the years ending December 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt
Fixed rate (USD)	$257	$237	$531	$580	$687	$5,192	$7,484	$7,538
Average interest rate	6.59%	6.58%	6.53%	7.59%	6.12%	7.78%

_______________________________

(a)	Expected maturity amounts are based on the face value of debt.

At December 31, 2017 and 2016, the fair value of our debt was $7.5 billion and $8.2 billion, respectively.  During the year ended December 31, 2017, the fair value of our debt decreased by $680 million due to the following: (a) a decrease of approximately $2.2 billion resulting from our repayment of $2.2 billion aggregate principal amount of debt (see Notes to Consolidated Financial Statements—Note 8—Debt), partially offset by (b) an increase of approximately $1.1 billion resulting from the issuance of $410 million and $750 million aggregate principal amount of the 5.52% senior secured notes due May 2022 and the 7.50% senior unsecured notes due January 2026, respectively, and (c) an increase of approximately $400 million resulting from the change in market prices for our outstanding debt.

The majority of our cash equivalents and short‑term investments is subject to variable interest rates or short‑term interest rates and such cash equivalents and short‑term investments would earn commensurately higher rates of return if interest rates increase.  Based upon the amounts of our short‑term investments as of December 31, 2017 and 2016, a hypothetical one percentage point change in interest rates would result in a corresponding change in annual interest income of approximately $25 million and $31 million, respectively.

Currency exchange rate risk—We are exposed to currency exchange rate risk primarily associated with our international operations.  Our primary risk management strategy for currency exchange rate risk involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency.  The payment portion denominated in local currency is based on our anticipated local currency needs over the contract term.  Due to various factors, including customer contract terms, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary, resulting in exposure to currency exchange rate risk.  The effect of fluctuations in currency exchange rates caused by our international operations generally has not had a material impact on our overall operating results.

-  50  -

Item 8.Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of Transocean Ltd. (the “Company,” “we” or “our”) is responsible for the integrity and objectivity of the financial information included in this annual report.  We have prepared our financial statements in accordance with accounting principles generally accepted in the United States, which require us to apply our best judgement to make estimates and assumptions for certain amounts.  We are responsible for establishing and maintaining a system of internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.  Our internal control system is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection of qualified personnel, and a written Code of Integrity.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, as described in Internal Control‑Integrated Framework, as published in 2013.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

-  51  -

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Transocean Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Transocean Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Transocean Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas

February 21, 2018

-  52  -

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Houston, Texas

February 21, 2018

-  53  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2017	2016	2015

Operating revenues
Contract drilling revenues	$2,731	$3,705	$6,802
Other revenues	242	456	584
	2,973	4,161	7,386
Costs and expenses
Operating and maintenance	1,388	1,875	2,955
Depreciation	832	893	963
General and administrative	156	172	192
	2,376	2,940	4,110
Loss on impairment	(1,498)	(93)	(1,875)
Gain (loss) on disposal of assets, net	(1,603)	4	(36)
Operating income (loss)	(2,504)	1,132	1,365

Other income (expense), net
Interest income	43	20	22
Interest expense, net of amounts capitalized	(491)	(409)	(432)
Gain (loss) on retirement of debt	(55)	148	23
Other, net	4	43	37
	(499)	(198)	(350)
Income (loss) from continuing operations before income tax expense	(3,003)	934	1,015
Income tax expense	94	107	120
Income (loss) from continuing operations	(3,097)	827	895
Income (loss) from discontinued operations, net of tax	—	—	2

Net income (loss)	(3,097)	827	897
Net income attributable to noncontrolling interest	30	49	32
Net income (loss) attributable to controlling interest	$(3,127)	$778	$865

Earnings (loss) per share—basic
Earnings (loss) from continuing operations	$(8.00)	$2.08	$2.36
Earnings (loss) from discontinued operations	—	—	—
Earnings (loss) per share	$(8.00)	$2.08	$2.36

Earnings (loss) per share—diluted
Earnings (loss) from continuing operations	$(8.00)	$2.08	$2.36
Earnings (loss) from discontinued operations	—	—	—
Earnings (loss) per share	$(8.00)	$2.08	$2.36

Weighted-average shares outstanding
Basic	391	367	363
Diluted	391	367	363

See accompanying notes.

-  54  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2017	2016	2015

Net income (loss)	$(3,097)	$827	$897
Net income attributable to noncontrolling interest	30	49	32
Net income (loss) attributable to controlling interest	(3,127)	778	865

Components of net periodic benefit costs before reclassifications	—	(20)	63
Components of net periodic benefit costs reclassified to net income	21	8	23

Other comprehensive income (loss) before income taxes	21	(12)	86
Income taxes related to other comprehensive income	(28)	6	(17)
Other comprehensive income (loss)	(7)	(6)	69
Other comprehensive income attributable to noncontrolling interest	—	—	—
Other comprehensive income (loss) attributable to controlling interest	(7)	(6)	69

Total comprehensive income (loss)	(3,104)	821	966
Total comprehensive income attributable to noncontrolling interest	30	49	32
Total comprehensive income (loss) attributable to controlling interest	$(3,134)	$772	$934

See accompanying notes.

-  55  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2017	2016

Assets
Cash and cash equivalents	$2,519	$3,052
Short-term investments	450	—
Accounts receivable, net
Trade	597	833
Other	44	65
Materials and supplies, net	418	561
Restricted cash accounts and investments	466	466
Other current assets	112	121
Total current assets	4,606	5,098

Property and equipment	22,693	27,372
Less accumulated depreciation	(5,291)	(6,279)
Property and equipment, net	17,402	21,093
Deferred income taxes, net	47	298
Other assets	355	400
Total assets	$22,410	$26,889

Liabilities and equity
Accounts payable	$201	$206
Accrued income taxes	79	95
Debt due within one year	250	724
Other current liabilities	839	960
Total current liabilities	1,369	1,985

Long-term debt	7,146	7,740
Deferred income taxes, net	44	178
Other long-term liabilities	1,082	1,153
Total long-term liabilities	8,272	9,071

Commitments and contingencies
Redeemable noncontrolling interest	58	28

Shares, CHF 0.10 par value, 417,060,033 authorized, 143,783,041 conditionally authorized and 394,801,990 issued at December 31, 2017 and 2016 and 391,237,308 and 389,366,241 outstanding at December 31, 2017 and 2016, respectively	37	36
Additional paid-in capital	11,031	10,993
Retained earnings	1,929	5,056
Accumulated other comprehensive loss	(290)	(283)
Total controlling interest shareholders’ equity	12,707	15,802
Noncontrolling interest	4	3
Total equity	12,711	15,805
Total liabilities and equity	$22,410	$26,889

See accompanying notes.

-  56  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Years ended December 31,			Years ended December 31,
	2017	2016	2015	2017	2016	2015
	Quantity			Amount
Shares
Balance, beginning of period	389	364	362	$36	$5,193	$5,169
Issuance of shares under share-based compensation plans	2	1	2	1	—	24
Issuance of shares for acquisition of noncontrolling interest	—	24	—	—	2	—
Reduction of par value	—	—	—	—	(5,159)	—
Balance, end of period	391	389	364	$37	$36	$5,193

Additional paid-in capital
Balance, beginning of period				$10,993	$5,736	$5,797
Share-based compensation				41	42	64
Issuance of shares under share-based compensation plans				(1)	—	(24)
Issuance of shares for acquisition of noncontrolling interest, net of issue costs				—	313	—
Reduction of par value				—	5,159	—
Cancellation of shares held in treasury				—	(240)	—
Reclassification of obligation for distribution of qualifying additional paid-in capital				—	—	(109)
Allocated capital for transactions with holders of noncontrolling interest				—	(18)	9
Other, net				(2)	1	(1)
Balance, end of period				$11,031	$10,993	$5,736

Treasury shares, at cost
Balance, beginning of period				$—	$(240)	$(240)
Cancellation of shares held in treasury				—	240	—
Balance, end of period				$—	$—	$(240)

Retained earnings
Balance, beginning of period				$5,056	$4,278	$3,413
Net income (loss) attributable to controlling interest				(3,127)	778	865
Balance, end of period				$1,929	$5,056	$4,278

Accumulated other comprehensive loss
Balance, beginning of period				$(283)	$(277)	$(346)
Other comprehensive income (loss) attributable to controlling interest				(7)	(6)	69
Balance, end of period				$(290)	$(283)	$(277)

Total controlling interest shareholders’ equity
Balance, beginning of period				$15,802	$14,690	$13,793
Total comprehensive income (loss) attributable to controlling interest				(3,134)	772	934
Share-based compensation				41	42	64
Issuance of shares for acquisition of noncontrolling interest, net of issue costs				—	315	—
Reclassification of obligation for distribution of qualifying additional paid-in capital				—	—	(109)
Allocated capital for transactions with holders of noncontrolling interest				—	(18)	9
Other, net				(2)	1	(1)
Balance, end of period				$12,707	$15,802	$14,690

Noncontrolling interest
Balance, beginning of period				$3	$310	$311
Total comprehensive income attributable to noncontrolling interest				1	26	38
Distributions to holders of noncontrolling interest				—	(30)	(29)
Acquisition of noncontrolling interest				—	(321)	(1)
Allocated capital for transactions with holders of noncontrolling interest				—	18	(9)
Balance, end of period				$4	$3	$310

Total equity
Balance, beginning of period				$15,805	$15,000	$14,104
Total comprehensive income (loss)				(3,133)	798	972
Share-based compensation				41	42	64
Issuance of shares for acquisition of noncontrolling interest, net of issue costs				—	315	—
Distributions to holders of noncontrolling interest				—	(30)	(29)
Acquisition of noncontrolling interest				—	(321)	(1)
Reclassification of obligation for distribution of qualifying additional paid-in capital				—	—	(109)
Other, net				(2)	1	(1)
Balance, end of period				$12,711	$15,805	$15,000

See accompanying notes.

-  57  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net income (loss)	$(3,097)	$827	$897
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	832	893	963
Share-based compensation expense	41	42	64
Loss on impairment	1,498	93	1,875
(Gain) loss on disposal of assets, net	1,603	(4)	35
(Gain) loss on retirement of debt	55	(148)	(23)
Deferred income tax expense (benefit)	89	68	(134)
Other, net	55	14	74
Changes in deferred revenues, net	33	219	(90)
Changes in deferred costs, net	54	72	179
Changes in other operating assets and liabilities, net	(19)	(165)	(395)
Net cash provided by operating activities	1,144	1,911	3,445

Cash flows from investing activities
Capital expenditures	(497)	(1,344)	(2,001)
Proceeds from disposal of assets, net	350	30	54
Deposits into short-term investments	(450)	—	—
Other, net	10	1	15
Net cash used in investing activities	(587)	(1,313)	(1,932)

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	1,144	2,401	—
Repayments of debt	(2,284)	(2,295)	(1,506)
Deposits to cash accounts restricted for financing activities	(97)	(85)	—
Proceeds from cash accounts and investments restricted for financing activities	150	124	110
Distributions of qualifying additional paid-in capital	—	—	(381)
Distributions to holders of noncontrolling interest	—	(30)	(29)
Other, net	(3)	—	(3)
Net cash provided by (used in) financing activities	(1,090)	115	(1,809)

Net increase (decrease) in cash and cash equivalents	(533)	713	(296)
Cash and cash equivalents at beginning of period	3,052	2,339	2,635
Cash and cash equivalents at end of period	$2,519	$3,052	$2,339

See accompanying notes.

-  58  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Overview—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At December 31, 2017, we owned or had partial ownership interests in and operated 39 mobile offshore drilling units, including 26 ultra‑deepwater floaters, seven harsh environment floaters, two deepwater floaters and four midwater floaters.  At December 31, 2017, we also had three ultra‑deepwater drillships under construction or under contract to be constructed.  See Note 5—Drilling Fleet.

Business combination—On August 13, 2017, we entered into a transaction agreement (as amended, the “Transaction Agreement”) with Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”), pursuant to which we agreed to offer to acquire all of the issued and outstanding shares of Songa, subject to certain conditions, through a public voluntary exchange offer (the “Offer”).  At December 31, 2017, Songa owned and operated seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Note 20—Subsequent Event.

Disposition—On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  At December 31, 2017 we continued to operate two high‑specification jackups that were under contract when we sold the rigs, and we will continue to operate such rigs until completion or novation of the respective drilling contracts.  See Note 5—Drilling Fleet.

Note 2—Significant Accounting Policies

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, assets held for sale, income taxes, contingencies, share‑based compensation, defined benefit pension and other postemployment benefit plans.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for an investment in an entity if we have the ability to exercise significant influence over the entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for an investment in an entity if we do not have the ability to exercise significant influence over the unconsolidated entity.  We separately present within equity on our consolidated balance sheets the ownership interests attributable to parties with noncontrolling interests in our consolidated subsidiaries, and we separately present net income attributable to such parties on our consolidated statements of operations.  See Note 4—Variable Interest Entities and Note 11—Noncontrolling Interest.

Business combination—In connection with our acquisition of Songa, we will apply the acquisition method of accounting.  Accordingly, we will record the acquired assets and assumed liabilities at fair value and recognize goodwill to the extent the fair value of the business acquired exceeds the fair value of the net assets.  We will estimate the fair values of the acquired assets and assumed liabilities as of the date of the acquisition, and our estimates will be subject to adjustment based on our final assessments of the fair values of property and equipment, intangible assets, liabilities and our evaluation of tax positions and contingencies.  We will complete our final assessments of the fair values of the acquired assets and assumed liabilities and our final evaluations of uncertain tax positions and contingencies within one year of the acquisition date.  See Note 20—Subsequent Event.

-  59  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Operating revenues and expenses—We recognize operating revenues as they are realized and earned and can be reasonably measured, based on contractual dayrates, and when collectability is reasonably assured.  In certain instances, when we determine that collection is not reasonably assured, we recognize revenues associated with the contract when all revenue recognition criteria have been met.  In connection with drilling contracts, we may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs.  We defer the revenues earned and incremental costs incurred that are directly related to contract preparation and mobilization and recognize such revenues and costs over the primary contract term of the drilling project using the straight‑line method.  We recognize, in operating and maintenance costs and expenses, the fees related to contract preparation and mobilization on a straight‑line basis over the estimated firm period of drilling, which is consistent with the general pace of activity, level of services being provided and dayrates being earned over the life of the contract.  For contractual daily rate contracts, we recognize the losses for loss contracts as such losses are incurred.  We recognize the costs of relocating drilling units without contracts to more promising market sectors as such costs are incurred.  Upon completion of drilling contracts, we recognize in earnings any demobilization fees received and expenses incurred.  We defer capital upgrade revenues received and recognize such revenues over the primary contract term of the drilling project.  We depreciate the actual costs incurred for the capital upgrade on a straight‑line basis over the estimated useful life of the asset.  We defer the periodic survey and drydock costs incurred in connection with obtaining regulatory certification to operate our rigs and well control systems on an ongoing basis, and we recognize such costs over the period until the next survey using the straight-line method.  See Note 3—Accounting Standards Updates.

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

Share‑based compensation—To measure the fair values of stock options and stock appreciation rights granted or modified, we use the Black‑Scholes‑Merton option‑pricing model and apply assumptions for the expected life, risk‑free interest rate, dividend yield and expected volatility.  To measure the fair values of granted or modified service‑based restricted share units, we use the market price of our shares on the grant date or modification date.  To measure the fair values of restricted share units that are subject to performance targets, we use the market price of our shares on the measurement date for the projected number of shares expected to be earned at the end of the performance period.  To measure the fair values of granted or modified restricted share units that are subject to market factors, we use a Monte Carlo simulation model and, in addition to the assumptions applied for the Black‑Scholes‑Merton option‑pricing model, we apply assumptions using a risk neutral approach and an average price at the performance start date.

We recognize share‑based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non‑employee directors.  For service awards, we recognize compensation expense on a straight‑line basis over the service period through the date the employee or non‑employee director is no longer required to provide service to earn the award.  For performance awards with graded vesting conditions, we recognize compensation expense on a straight‑line basis over the service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.  In the years ended December 31, 2017, 2016 and 2015, share‑based compensation expense was $41 million, $42 million and $64 million, respectively.  See Note 13—Share Based Compensation Plans.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  As of December 31, 2017, we had ceased capitalization of interest costs on one uncontracted newbuild drillship due to a pause in construction in progress.  In the years ended December 31, 2017, 2016 and 2015, we capitalized interest costs of $116 million, $176 million and $140 million, respectively, for our construction work in progress.

Functional currency—We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  In the years ended December 31, 2017, 2016 and 2015, we recognized a net loss of $6 million, a net loss of $2 million and a net gain of less than $1 million, respectively, related to currency exchange rates.

Income taxes—We provide for income taxes based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned.  We recognize the effect of changes in tax laws as of the date of enactment.  There is little or no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits.  Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year.

We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.  We record a valuation allowance for deferred tax assets when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  In evaluating our ability to realize deferred tax assets, we

-  60  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Short‑term investments—We periodically deposit unrestricted excess funds in time deposits and commercial paper with original maturities beyond three months.  Such short‑term investments are with commercial banks and companies with high credit ratings.  At December 31, 2017, the carrying amount of our short‑term investments was $450 million.

Accounts receivable—We earn our revenues by providing our drilling services to international oil companies and government‑owned or government‑controlled oil companies.  We evaluate the credit quality of our customers on an ongoing basis, and we may occasionally require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts on a case‑by‑case basis, considering changes in the financial position of a customer, when we believe the required payment of specific amounts owed to us is unlikely to occur.  At December 31, 2017 and 2016, the allowance for doubtful accounts was less than $1 million.

Materials and supplies—We record materials and supplies at their average cost less an allowance for obsolescence.  We estimate the allowance for obsolescence based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2017 and 2016, the allowance for obsolescence was $141 million and $153 million, respectively.

Restricted cash accounts and investments—We maintain restricted cash balances and investments that are either pledged for debt service under certain bond indentures, as required under certain bank credit arrangements, or held in accounts that are subject to restrictions due to legislation, regulation or court order.  We classify such restricted cash investment balances in current assets if the restriction is expected to expire or otherwise be resolved within one year and in other assets if the restriction is expected to expire or otherwise be resolved in greater than one year.  At December 31, 2017, the aggregate carrying amount of our restricted cash investments was $489 million, of which $466 million and $23 million was classified in current assets and other assets, respectively.  At December 31, 2016, the aggregate carrying amount of our restricted cash investments was $510 million, of which $466 million and $44 million was classified in current assets and other assets, respectively. See Note 3—Accounting Standards Updates, Note 8—Debt and Note 10—Commitments and Contingencies.

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  At December 31, 2017 and 2016, the aggregate carrying amount of our assets held for sale, recorded in other current assets, was $22 million and $6 million, respectively.  See Note 5—Drilling Fleet.

Property and equipment—The carrying amounts of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, are based on our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs.  These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations.  At December 31, 2017, the aggregate carrying amount of our property and equipment represented approximately 78 percent of our total assets.

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

The estimated original useful lives of our drilling units range from 25 to 35 years, our buildings and improvements range from two to 30 years and our machinery and equipment range from four to 20 years.  We reevaluate the remaining useful lives and salvage

-  61  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization of the asset group under review.  We consider our asset groups to be ultra‑deepwater floaters, harsh environment floaters, deepwater floaters and midwater floaters.  When an impairment of one or more of our asset groups is indicated, we measure the impairment as the amount by which the asset group’s carrying amount exceeds its estimated fair value.  We measure the fair values of our contract drilling asset groups by applying a variety of valuation methods, incorporating a combination of cost, income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.

In the year ended December 31, 2017, we determined that the carrying amount of the midwater floater asset group exceeded its fair value, and we recognized a loss of $94 million ($93 million, or $0.25 per diluted share, net of tax) associated with the impairment of these long‑lived assets.  In the year ended December 31, 2016, we determined that the carrying amount of the deepwater floater asset group exceeded its fair value, and we recognized a loss of $52 million ($0.14 per diluted share), which had no tax effect, associated with the impairment of these long‑lived assets.  In the year ended December 31, 2015, we determined that the carrying amount of the deepwater floater asset group and the midwater floater asset group each exceeded its fair value, and we recognized a loss of $507 million ($481 million, or $1.31 per diluted share, net of tax) and $668 million ($654 million, or $1.78 per diluted share, net of tax) associated with the impairment of the deepwater floater asset group and the midwater floater asset group, respectively, including a loss of $52 million associated with construction in progress related to the asset groups.  If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.  See Note 5—Drilling Fleet.

Pension and other postemployment benefit plans—We use a measurement date of January 1 for determining net periodic benefit costs and December 31 for determining plan benefit obligations and the fair values of plan assets.  We determine our net periodic benefit costs based on a market‑related value of assets that reduces year‑to‑year volatility by including investment gains or losses subject to amortization over a five‑year period from the year in which they occur.  Investment gains or losses for this purpose are measured as the difference between the expected return calculated using the market‑related value of assets and the actual return based on the market‑related value of assets.  If gains or losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize such gains or losses over the average expected future service period of the employee participants.

We measure our actuarially determined obligations and related costs for our defined benefit pension and other postemployment benefit plans, retiree life insurance and medical benefits, by applying assumptions, including long‑term rate of return on plan assets, discount rates, mortality rates and employee turnover rates.  For our defined benefit plans that have ceased accruing benefits, certain assumptions, including compensation increases and health care cost trend rates no longer apply.  The two most critical assumptions are the long‑term rate of return on plan assets and the discount rate.

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

At December 31, 2017 and 2016, our pension and other postemployment benefit plan obligations represented an aggregate liability of $359 million and $375 million, respectively, and an aggregate asset of $17 million and $5 million, respectively, representing the funded status of the plans.  In the years ended December 31, 2017, 2016 and 2015, aggregate net periodic benefit costs were costs of $5 million, income of $11 million and costs of $26 million, respectively.  See Note 3—Accounting Standards Updates and Note 9—Postemployment Benefit Plans.

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

-  62  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

with respect to the likelihood or amount of loss.  We recognize expense for legal costs as they are incurred, and we recognize a corresponding asset for such legal costs only if we expect such legal costs to be recovered through insurance.

Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current year’s presentation.  Such reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Stock compensation—Effective January 1, 2017, we adopted the accounting standards update that allows for simplification of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Our adoption did not have a material effect on our consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to consolidated financial statements.

Recently issued accounting standards

Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Given the interaction with the accounting standards update related to leases, we expect to adopt the updates concurrently, effective January 1, 2018.  We expect to apply the modified retrospective approach to our adoption, which is consistent, in application, with the approach we expect to elect under the lease accounting standards update.  We have determined we have one revenue stream.  Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances.  Although we do not expect any changes to the timing of our revenue recognition for our current drilling contracts with customers, we are still evaluating the disclosures that will be contained in our note to consolidated financial statements.  We are continuing to evaluate the requirements and the other effects such requirements may have on our consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to consolidated financial statements.

Leases—Effective January 1, 2018, we intend to early adopt the accounting standards update that (a) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Under the updated definition of a lease, we have determined that our drilling contracts contain a lease component.  We intend to early adopt these accounting standards, effective January 1, 2018, given the interaction with the accounting standards update related to revenue from contracts with customers.  In a recent update, targeted improvements were proposed to the accounting standards that provides for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non‑lease components of revenues for presentation purposes.  If the targeted improvements are approved, we intend to apply the alternative transition method, which is consistent, in application, with the approach we expect to elect under the revenue accounting standards update, and intend to elect the practical expedient for lessors for presentation purposes.  Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances.  We do not expect any changes to the timing of our revenue recognition for our current drilling contracts with customers.  Additionally, based on the lease arrangements under which we are the lessee as of December 31, 2017, we expect to recognize an aggregate lease liability and a corresponding right‑to‑use asset of between $65 million and $75 million.  We are continuing to evaluate the requirements with regard to arrangements under which we are the lessor and the other effects such requirements may have on our consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to consolidated financial statements.

Statement of cash flows—Effective January 1, 2018, we will adopt the accounting standards update that requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods.  Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our consolidated statements of cash flows, we will remove the effect of proceeds from and deposits to restricted accounts from our cash flows provided by or used in operating and financing activities, as applicable.  For the years ended December 31, 2017, 2016 and 2015, such changes would have resulted in an increase of $26 million, $69 million and $242 million, respectively, to cash flows provided by operating activities and for the years ended December 31, 2017 and 2016, an increase of $97 million, and $61 million, respectively, to cash flows provided by or used in financing activities.

-  63  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Retirement benefits—Effective January 1, 2018, we will adopt the accounting standards update that requires an employer to disaggregate the service cost component from the other components of net benefit cost related to defined benefit retirement plans and other postemployment benefit plans.  The update requires that the service cost component be presented in the same line item as other compensation costs for employees and the other components of net benefit cost in other income and expense on our consolidated statements of operations.  The update also allows only the service cost component of net benefit cost to be eligible for capitalization.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  We do not expect that our adoption will have a material effect on our consolidated statements of cash flows or on the disclosures contained in our notes to consolidated financial statements.

Note 4—Variable Interest Entity

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, is a joint venture company formed to own and operate certain drilling units.  We determined that ADDCL met the criteria of a variable interest entity for accounting purposes because its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support from us.  We also determined, in each case, that we were the primary beneficiary for accounting purposes since (a) we had the power to direct the construction, marketing and operating activities, which are the activities that most significantly impact each entity’s economic performance, and (b) we had the obligation to absorb losses or the right to receive a majority of the benefits that could be potentially significant to the variable interest entity.  As a result, we consolidate ADDCL in our consolidated financial statements, we eliminate intercompany transactions, and we present the interests that are not owned by us as noncontrolling interest on our consolidated balance sheets.  The carrying amounts associated with ADDCL, after eliminating the effect of intercompany transactions, was as follows (in millions):

	Years ended December 31,
	2017	2016
Assets	$716	$787
Liabilities	7	25
Net carrying amount	$709	$762

Note 5—Drilling Fleet

Construction work in progress—For each of the three years in the period ended December 31, 2017, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Years ended December 31,
	2017	2016	2015
Construction work in progress, at beginning of period	$2,171	$3,735	$2,447

Capital expenditures
Newbuild construction program	397	1,206	1,622
Other equipment and construction projects	100	138	379
Total capital expenditures	497	1,344	2,001
Changes in accrued capital additions	(23)	(86)	(11)
Impairment of construction work in progress	—	—	(52)

Construction work in progress sold	(289)	—	—
Property and equipment placed into service
Newbuild construction program	(896)	(2,557)	—
Other property and equipment	(68)	(265)	(650)
Construction work in progress, at end of period	$1,392	$2,171	$3,735

Impairments of assets held and used—During the years ended December 31, 2017, 2016 and 2015, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.

-  64  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

In the year ended December 31, 2017, such indicators included a significant decline in commodity prices and the market value of our stock, a reduction of projected dayrates and a further extension to low utilization rates.  In the year ended December 31, 2017, as a result of our testing, we recognized a loss of $94 million ($93 million, or $0.25 per diluted share, net of tax) associated with the impairment of the midwater floater asset group.

In the year ended December 31, 2016, such indicators included a reduction of projected dayrates and an extension to low utilization rates.  In the year ended December 31, 2016, as a result of our testing, we recognized a loss of $52 million ($0.14 per diluted share), which had no tax effect, associated with the impairment of the deepwater floater asset group.

In the year ended December 31, 2015, such indicators included a reduction in the number of new contract opportunities, customer suspensions of drilling programs, early contract terminations and cancellations and low dayrate fixtures.  In the year ended December 31, 2015, as a result of our testing, we recognized losses of $507 million ($481 million, or $1.31 per diluted share, net of tax) and $668 million ($654 million, or $1.78 per diluted share, net of tax) associated with the impairment of the deepwater floater asset group and the midwater floater asset group, respectively, including losses of $41 million and $11 million, respectively, associated with construction in progress for each asset group.

We estimated the fair value of the asset groups by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimates of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.

Impairments of assets held for sale—In the year ended December 31, 2017, we recognized an aggregate loss of $1.4 billion ($3.59 per diluted share), which had no tax effect, associated with the impairment of the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, GSF Jack Ryan, Sedco Energy and Sedco Express, the deepwater floater Transocean Marianas and the midwater floaters Transocean Prospect and Transocean Searcher, along with related assets, which we determined were impaired at the time that we classified the assets as assets held for sale.

In the year ended December 31, 2016, we recognized an aggregate loss of $41 million ($39 million, or $0.10 per diluted share, net of tax), associated with the impairment of the deepwater floaters M.G. Hulme, Jr. and Sedco 702 and the midwater floaters GSF Rig 140,  Sedco 704,  Transocean Driller, Transocean John Shaw and Transocean Winner, along with related assets, which we determined were impaired at the time that we classified the assets as assets held for sale.

In the year ended December 31, 2015, we recognized an aggregate loss of $700 million ($585 million, or $1.60 per diluted share, net of tax) associated with the impairment of the ultra‑deepwater floaters Deepwater Expedition and GSF Explorer, the deepwater floaters Deepwater Navigator, Discoverer Seven Seas, GSF Celtic Sea, Sedco 707 and Transocean Rather and the midwater floaters GSF Aleutian Key, GSF Arctic III, GSF Grand Banks, GSF Rig 135, Transocean Amirante and Transocean Legend, along with related assets, which we determined were impaired at the time that we classified the assets as assets held for sale.

We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related assets based on comparable units to be sold for scrap value or alternative purposes.    If we commit to plans to sell additional rigs for values below the respective carrying amounts, we may be required to recognize additional losses in future periods associated with the impairment of such assets.

Dispositions—On May 31, 2017, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of 10 high‑specification jackups, including GSF Constellation I, GSF Constellation II, GSF Galaxy I, GSF Galaxy II, GSF Galaxy III, GSF Monarch, Transocean Andaman, Transocean Ao Thai, Transocean Honor and Transocean Siam Driller, along with related assets, and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the year ended December 31, 2017, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion ($4.08 per diluted share), which had no tax effect, associated with the disposal of these assets.  Following the completion of the sale, we agreed to continue to operate three of these high‑specification jackups through completion or novation of the respective drilling contracts, one of which was completed as of September 30, 2017.  In the year ended December 31, 2017, excluding our loss on the disposal of these assets, our operating results included income of $65 million, before taxes, associated with the high‑specification jackup asset group.  In the years ended December 31, 2016 and 2015, our operating results included income of $74 million and $208 million, respectively, before taxes, associated with the high‑specification jackup asset group.

During the year ended December 31, 2017, we also completed the sale of the ultra‑deepwater floater GSF Jack Ryan and the midwater floaters GSF Rig 140,  Transocean Prospect and Transocean Searcher, along with related assets.  In the year ended

-  65  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

December 31, 2017, we received aggregate net cash proceeds of $22 million and recognized an aggregate net gain of $9 million associated with the disposal of these assets.  In the year ended December 31, 2017, we received aggregate net cash proceeds of $9 million and recognized an aggregate net loss of $15 million associated with the disposal of assets unrelated to rig sales.

During the year ended December 31, 2016, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the deepwater floaters Deepwater Navigator, M.G. Hulme, Jr. and Sedco 702 and the midwater floaters Falcon 100, GSF Grand Banks, GSF Rig 135, Sedco 704, Sedneth 701,  Transocean Driller,  Transocean John Shaw and Transocean Winner, along with related assets.  In the year ended December 31, 2016, we received aggregate net cash proceeds of $22 million and recognized an aggregate net gain of $13 million ($0.04 per diluted share, net of tax) associated with the disposal of these assets.  In the year ended December 31, 2016, we received cash proceeds of $8 million and recognized an aggregate net loss of $9 million associated with the disposal of assets unrelated to rig sales.

During the year ended December 31, 2015, we completed the sale of the ultra‑deepwater floaters Deepwater Expedition and GSF Explorer, the deepwater floaters Discoverer Seven Seas,  GSF Celtic Sea, Sedco 707,  Sedco 710, Sovereign Explorer and Transocean Rather and the midwater floaters C. Kirk Rhein, Jr.,  GSF Aleutian Key, GSF Arctic I,  GSF Arctic III,  J.W. McLean, Sedco 601, Sedco 700, Transocean Amirante and Transocean Legend, along with related assets.  In the year ended December 31, 2015, we received aggregate net cash proceeds of $35 million and recognized an aggregate net gain of $14 million ($11 million or $0.02 per diluted share, net of tax) associated with the disposal of these assets.  In the year ended December 31, 2015, we received cash proceeds of $16 million and recognized an aggregate net loss of $50 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At December 31, 2017, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, Sedco Energy and Sedco Express and the deepwater floater Transocean Marianas, along with related assets, was $22 million, recorded in other current assets.  At December 31, 2016, the aggregate carrying amount of our assets held for sale was $6 million, including the midwater floater GSF Rig 140, along with related assets, recorded in other current assets.

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

Tax provision and rate—Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  The components of our provision (benefit) for income taxes were as follows (in millions):

	Years ended December 31,
	2017	2016	2015
Current tax expense	$5	$39	$254
Deferred tax expense (benefit)	89	68	(134)
Income tax expense	$94	$107	$120

In the years ended December 31, 2017, 2016 and 2015, our effective tax rate was (3.1) percent, 11.5 percent and 11.9 percent, respectively, based on income from continuing operations before income tax expense.

The following is a reconciliation of the income tax expense (benefit) for our continuing operations computed at the Swiss holding company federal statutory rate of 7.83% and our reported provision for income taxes (in millions):

	Years ended December 31,
	2017	2016	2015

Income tax expense (benefit)	$(235)	$72	$80
Impairment losses subject to rates different than the Swiss federal statutory rate	241	5	(8)
Change in valuation allowance	162	32	10
Impact of U.S. tax reform	66	—	—
Revaluation of Norwegian assets	1	18	14
Litigation matters, primarily related to the Macondo well incident	(70)	(1)	(9)
Changes in unrecognized tax benefits, net	(56)	(31)	12
Benefit from foreign tax credits	(15)	(16)	(10)

-  66  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Earnings subject to rates different than the Swiss federal statutory rate	2	34	36
Other, net	(2)	(6)	(5)
Income tax expense	$94	$107	$120

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$435	$383
Deferred income	101	122
Accrued payroll expenses not currently deductible	54	110
Loss contingencies	42	68
Tax credit carryforwards	37	33
United Kingdom charter limitation	36	33
Professional fees	3	3
Other	30	37
Valuation allowance	(574)	(412)
Total deferred tax assets	164	377

Deferred tax liabilities
Depreciation and amortization	(157)	(239)
Other	(4)	(18)
Total deferred tax liabilities	(161)	(257)

Net deferred tax assets	$3	$120

At December 31, 2017 and 2016, our deferred tax assets included U.S. foreign tax credit carryforwards of $37 million and $33 million, respectively, which will expire between 2018 and 2027.  The deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2017, the net operating losses carryforwards, which were generated in various jurisdictions worldwide, included $261 million that do not expire and $174 million that will expire beginning between 2020 and 2037.  At December 31, 2016, the net operating losses carryforwards, which were generated in various jurisdictions worldwide, included $200 million that do not expire and $183 million that will expire beginning 2018 and 2036.  At December 31, 2017 and 2016, due to uncertainty of realization, we have recorded a valuation allowance of $574 million and $412 million, respectively, on net operating losses and other deferred tax assets.

As of December 31, 2017, our consolidated cumulative loss incurred over the recent three‑year period, primarily due to losses on impairment and disposal of assets, represented significant objective negative evidence for our evaluation.  Such evidence, together with potential organizational changes that could alter our ability to realize certain deferred tax assets, has limited our ability to consider other subjective evidence, such as projected future contract activity.  As a result, we recorded an incremental valuation allowance of $110 million to recognize only a portion of our U.S. deferred tax assets that are more likely than not to be recognized.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.

Our other deferred tax liabilities include taxes related to the earnings of certain subsidiaries that are not indefinitely reinvested or that will not be indefinitely reinvested in the future.  We consider the earnings of certain of our subsidiaries to be indefinitely reinvested, and accordingly, we have not provided for taxes on these unremitted earnings.  If we were to make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable to various jurisdictions.  If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.  Due to the timing of the enactment of the 2017 Tax Act, as discussed below, it is not practicable to estimate the amount of indefinitely reinvested earnings or the deferred tax liability related to the indefinitely reinvested earnings due to the complexities associated with the underlying hypothetical calculations.

-  67  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Unrecognized tax benefits—The changes to our liabilities related to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2017	2016	2015
Balance, beginning of period	$274	$287	$272
Additions for prior year tax positions	17	13	17
Additions for current year tax positions	13	42	36
Reductions for prior year tax positions	(68)	(34)	(27)
Reductions related to statute of limitation expirations	(13)	(15)	(6)
Reductions due to settlements	(1)	(19)	(5)
Balance, end of period	$222	$274	$287

The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2017	2016
Unrecognized tax benefits, excluding interest and penalties	$222	$274
Interest and penalties	87	96
Unrecognized tax benefits, including interest and penalties	$309	$370

In the years ended December 31, 2017, 2016 and 2015, we recognized income of $9 million, $23 million and $1 million, respectively, recorded as a component of income tax expense, related to previously recognized interest and penalties associated with our unrecognized tax benefits.  As of December 31, 2017, if recognized, $309 million of our unrecognized tax benefits, including interest and penalties, would favorably impact our effective tax rate.

It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2018, primarily due to the progression of open audits and the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

U.S. tax reform—In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”), which includes a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, and the creation of a territorial tax system with a one‑time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.  The 2017 Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax (“BEAT”), a global intangible low‑taxed income (“GILTI”) tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest and repeal of the domestic manufacturing deduction.  We are still evaluating the GILTI tax, which imposes a tax on non‑U.S. income in excess of a deemed return on tangible assets of non‑U.S. corporations, and its prospective effect on future periods.

We recognized the income tax effects of the 2017 Tax Act in our financial statements for the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of accounting standards for income taxes in the reporting period in which the 2017 Tax Act was enacted.  As such, our financial results reflect (a) the income tax effects of the 2017 Tax Act for which the accounting is complete, (b) provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate could be determined and (c) no adjustments to current or deferred taxes for income tax effects for which the accounting is incomplete and a reasonable estimate could not be determined.  The 2017 Tax Act’s U.S. tax law changes that we believe will have a material impact on our federal income taxes are as follows:

Reduction of the U.S. corporate income tax rate—At December 31, 2017, we remeasured our deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $66 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $66 million decrease in net deferred tax assets as of December 31, 2017.  However, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Transition tax on foreign earnings—The 2017 Tax Act imposes a one‑time transition tax on certain unremitted earnings and profits of the foreign subsidiaries of our U.S. subsidiaries.  Prior to enactment of the 2017 Tax Act, we did not recognize a deferred tax liability related to the unremitted earnings of the foreign subsidiaries of our U.S. subsidiaries because we considered those foreign earnings to be indefinitely reinvested.  Upon enactment of the 2017 Tax Act, we did not have the necessary information available, prepared and analyzed to develop a reasonable estimate of the transition tax.  We have not yet completed our calculation of the post‑1986 earnings and profits for the foreign subsidiaries of our U.S. subsidiaries or determined the amounts of those earnings held in cash and other assets

-  68  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

necessary to determine the transition tax.  The determination of the transition tax requires further analysis regarding the amount and composition of our historical foreign earnings, which is expected to be completed and reflected in our financial statements issued for subsequent reporting periods that fall within the measurement period provided by SAB 118.  The transition tax will also impact the utilization of our foreign tax credits and net operating losses generated in the U.S. which will impact our valuation allowance analysis related to those deferred tax assets and could have a material impact to our valuation allowances.  Because we have not completed our analysis of the amount and composition of our historical foreign earnings and the associated transition tax, we also cannot determine the associated impact on our assertion that the unremitted earnings of the foreign subsidiaries of our U.S. subsidiaries will be indefinitely reinvested.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities issued a tax assessment with respect to our tax returns for the years 2000 through 2004, which is currently for an aggregate amount of BRL 853 million, equivalent to approximately $258 million, including penalties and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities for this tax assessment, and we are currently engaged in the appeals process.  On May 19, 2014, the Brazilian tax authorities issued an aggregate tax assessment with respect to our Brazilian income tax returns for the years 2009 and 2010, which is currently for an aggregate amount of BRL 145 million, equivalent to approximately $44 million, including penalties and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities for this tax assessment.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 7—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings from continuing operations were as follows (in millions, except per share data):

	Years ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Income (loss) from continuing operations attributable to controlling interest	$(3,127)	$(3,127)	$778	$778	$865	$865
Undistributed earnings allocable to participating securities	—	—	(14)	(14)	(8)	(8)
Income (loss) from continuing operations available to shareholders	$(3,127)	$(3,127)	$764	$764	$857	$857

Denominator for earnings (loss) per share
Weighted-average shares outstanding	391	391	367	367	363	363
Effect of stock options and other share-based awards	—	—	—	—	—	—
Weighted-average shares for per share calculation	391	391	367	367	363	363

Per share earnings (loss) from continuing operations	$(8.00)	$(8.00)	$2.08	$2.08	$2.36	$2.36

In the years ended December 31, 2017, 2016 and 2015, we excluded from the calculation 4.7 million, 2.5 million and 3.3 million share‑based awards, respectively, since the effect would have been anti‑dilutive.
-  69  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 8—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments, of our debt were as follows (in millions):

	Principal amount		Carrying amount
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
2.50% Senior Notes due October 2017 (a)	$—	$485	$—	$484
Eksportfinans Loans due January 2018	26	123	26	123
6.00% Senior Notes due March 2018 (a)	—	754	—	757
7.375% Senior Notes due April 2018 (a)	—	211	—	211
6.50% Senior Notes due November 2020 (a)	286	508	288	513
6.375% Senior Notes due December 2021 (a)	328	552	327	549
5.52% Senior Secured Notes due May 2022 (b)	362	—	356	—
3.80% Senior Notes due October 2022 (a)	506	539	502	534
9.00% Senior Notes due July 2023 (c)	1,250	1,250	1,216	1,211
7.75% Senior Secured Notes due October 2024 (d)	540	600	526	583
6.25% Senior Secured Notes due December 2024 (d)	562	625	549	609
7.50% Senior Notes due January 2026 (c)	750	—	742	—
7.45% Notes due April 2027 (a)	88	88	86	86
8.00% Debentures due April 2027 (a)	57	57	57	57
7.00% Notes due June 2028	300	300	307	308
Capital lease contract due August 2029	541	566	541	566
7.50% Notes due April 2031 (a)	588	588	585	585
6.80% Senior Notes due March 2038 (a)	1,000	1,000	991	991
7.35% Senior Notes due December 2041 (a)	300	300	297	297
Total debt	7,484	8,546	7,396	8,464
Less debt due within one year
2.50% Senior Notes due October 2017 (a)	—	485	—	484
Eksportfinans Loans due January 2018	26	98	26	98
5.52% Senior Secured Notes due May 2022 (b)	79	—	77	—
7.75% Senior Secured Notes due October 2024 (b)	60	60	57	57
6.25% Senior Secured Notes due December 2024 (b)	62	63	60	60
Capital lease contract due August 2029	30	25	30	25
Total debt due within one year	257	731	250	724
Total long-term debt	$7,227	$7,815	$7,146	$7,740

(a)

Transocean Inc., a 100 percent owned direct subsidiary of Transocean Ltd., is the issuer of the notes and debentures.  Transocean Ltd. has provided a full and unconditional guarantee of the notes and debentures and borrowings under an unsecured five‑year revolving credit facility (see “Five‑Year Revolving Credit Facility”).  Transocean Ltd. has no independent assets or operations, and its other subsidiaries not owned indirectly through Transocean Inc. were minor.  Transocean Inc. has no independent assets and operations, other than those related to its investments in non‑guarantor operating companies and balances primarily pertaining to its cash and cash equivalents and debt.  Except as discussed under “Indentures,” Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or capital distributions.

(b)

The subsidiary issuer of the unregistered senior secured notes is a wholly owned indirect subsidiary of Transocean Inc.  The senior secured notes are fully and unconditionally guaranteed by the owner of the collateral rig.  See “—Debt issuances—Senior secured notes.”

(c)

Transocean Inc. is the issuer of the unregistered notes.  The priority guaranteed senior unsecured notes, which rank equal in right of payment of all of our existing and future unsecured unsubordinated obligations and rank structurally senior to the extent of the value of the assets of the subsidiaries guaranteeing the notes, are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc.  See “—Debt issuances—Priority guaranteed senior unsecured notes.”

(d)

Each subsidiary issuer of the respective unregistered senior secured notes is a wholly owned indirect subsidiary of Transocean Inc.  The senior secured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean Inc. and, in each case, the owner of the respective collateral rig.  See “—Debt issuances—Senior secured notes.”

-  70  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Scheduled maturities—At December 31, 2017, the scheduled maturities of our debt were as follows (in millions):

Total
Years ending December 31,
2018	$257
2019	237
2020	531
2021	580
2022	687
Thereafter	5,192
Total principal amount of debt	7,484
Total debt-related balances, net	(88)
Total carrying amount of debt	$7,396

Indentures—The indentures that govern our debt contain covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, to engage in certain sale and lease back transactions covering any of our drilling units, to allow our subsidiaries to incur certain additional debt, or to engage in certain merger, consolidation or reorganization transactions or to enter into a scheme of arrangement qualifying as an amalgamation.  Additionally, the indentures that govern the 5.52% senior secured notes due May 2022 (the “5.52% Senior Secured Notes”), the 7.75% senior secured notes due October 2024 (the “7.75% Senior Secured Notes”) and the 6.25% senior secured notes due December 2024 (the “6.25% Senior Secured Notes” and, collectively with the 5.52% Senior Secured Notes and the 7.75% Senior Secured Notes, the “Senior Secured Notes”) contain covenants that limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  The 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes also impose a maximum collateral rig leverage ratio (“Maximum Collateral Ratio”), represented by each rig’s earnings relative to the debt balance, that changes over the terms of the notes.  At December 31, 2017, the Maximum Collateral Ratio under both indentures was less than 5.75 to 1.00.  See Note 10—Commitments and Contingencies—Global Marine litigation.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  At December 31, 2017, based on our Debt Rating on that date, the interest rate in effect for the 2.50% senior notes due October 2017 (the “2.50% Senior Notes”) and the 3.80% senior notes due October 2022 was 4.50 percent and 5.80 percent, respectively, and the interest rate in effect for the 6.375% senior notes due December 2021 and the 7.35% senior notes due December 2041 was 8.375 percent and 9.35 percent, respectively.

Five‑Year Revolving Credit Facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, which is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum consolidated indebtedness to total tangible capitalization ratio of 0.6 to 1.0.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  Additionally, such borrowings are guaranteed by Transocean Ltd. and may be prepaid in whole or in part without premium or penalty.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At December 31, 2017, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At December 31, 2017, we had no borrowings outstanding, $7 million of letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.  See Note 10—Commitments and Contingencies—Global Marine litigation.

Debt issuances

Priority guaranteed senior unsecured notes—On October 17, 2017, we completed an offering of an aggregate principal amount of $750 million of 7.50% senior unsecured notes due January 15, 2026 (the “7.50% Senior Notes”), and we received aggregate cash proceeds of $742 million, net of issue costs.  We are required to pay interest on the 7.50% Senior Notes semiannually on January 15 and July 15 of each year, beginning on July 15, 2018.  We may redeem all or a portion of the 7.50% Senior Notes at any time prior to January 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after January 15, 2021, at specified redemption prices.

On July 21, 2016, we completed an offering of an aggregate principal amount of $1.25 billion of 9.00% senior unsecured notes due July 15, 2023 (the “9.00% Senior Notes”), and we received aggregate cash proceeds of $1.21 billion, net of initial discount and costs payable by us.  We are required to pay interest on the 9.00% Senior Notes semiannually on January 15 and July 15 of each year.  We may

-  71  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

redeem all or a portion of the 9.00% Senior Notes at any time prior to July 15, 2020 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after July 15, 2020, at specified redemption prices.

Senior secured notes—On May 5, 2017, we completed an offering of an aggregate principal amount of $410 million of 5.52% Senior Secured Notes, and we received aggregate cash proceeds of $403 million, net of issue costs.  We are required to pay quarterly installments of principal and interest on the last business day of March, June, September and December of each year.  We may redeem all or a portion of the 5.52% Senior Secured Notes at any time on or prior to December 31, 2021 at a price equal to 100 percent of the aggregate principal amount plus, subject to certain exceptions related to the drilling contract for Deepwater Conqueror, a make‑whole amount.  We will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount, and, under certain circumstances, the payment of a make‑whole amount, upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract.

On October 19, 2016, we completed an offering of an aggregate principal amount of $600 million of 7.75% Senior Secured Notes, and we received aggregate cash proceeds of $583 million, net of initial discount and issue costs.  On December 8, 2016, we completed an offering of an aggregate principal amount of $625 million of 6.25% Senior Secured Notes, and we received aggregate cash proceeds of $609 million, net of initial discount and issue costs.  We are required to pay semiannual installments of principal and interest on the 7.75% Senior Secured Notes on April 15 and October 15 of each year, and we are required to pay semiannual installments of principal and interest on the 6.25% Senior Secured Notes on June 1 and December 1 of each year.  We may redeem all or a portion of the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes at any time on or prior to October 15, 2020 and December 1, 2020, respectively, at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount, without a make‑whole provision, upon the occurrence of certain events related to the collateral rig and the related drilling contract.

The 5.52% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Conqueror, the equity of the wholly owned subsidiaries that own and operate the collateral rig, and certain related assets.  The 7.75% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Thalassa and the equity of the wholly owned subsidiary that owns the collateral rig.  The 6.25% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Proteus and the equity of the subsidiary that owns the collateral rig.  At December 31, 2017 and 2016, we had $211 million and $103 million, respectively, deposited in restricted cash accounts to satisfy debt service and working capital requirements for the Senior Secured Notes.  At December 31, 2017, the aggregate carrying amount of Deepwater Conqueror, Deepwater Thalassa and Deepwater Proteus was $2.4 billion.  At December 31, 2016, the aggregate carrying amount of Deepwater Thalassa and Deepwater Proteus was $1.7 billion.

Debt retirement

Tender offers—On July 11, 2017, we completed cash tender offers to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  On August 1, 2016, we completed cash tender offers to purchase up to $1.0 billion aggregate principal amount of certain notes (the “2016 Tendered Notes”).  During the years ended December 31, 2017 and 2016, we received valid tenders from holders of an aggregate principal amount of the 2017 Tendered Notes and the 2016 Tendered Notes as follows (in millions):

	Years ended
	December 31,
	2017	2016

2.50% Senior Notes due October 2017	$271	$—
6.00% Senior Notes due March 2018	400	—
7.375% Senior Notes due April 2018	128	—
6.50% Senior Notes due November 2020	207	348
6.375% Senior Notes due December 2021	213	476
3.80% Senior Notes due October 2022	—	157
Aggregate principal amount retired	$1,219	$981

Aggregate cash payment	$1,269	$876
Aggregate net gain (loss)	$(48)	$104

-  72  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Repurchases and redemptions—During the years ended December 31, 2017, 2016 and 2015, we repurchased in the open market or redeemed debt securities with aggregate principal amounts as follows (in millions):

	Years ended December 31,
	2017	2016	2015

4.95% Senior Notes due November 2015	$—	$—	$893
5.05% Senior Notes due December 2016	—	36	25
2.50% Senior Notes due October 2017	62	85	180
6.00% Senior Notes due March 2018	354	35	211
7.375% Senior Notes due April 2018	83	26	10
6.50% Senior Notes due November 2020	15	44	—
6.375% Senior Notes due December 2021	10	122	50
3.80% Senior Notes due October 2022	33	38	16
7.45% Notes due April 2027	—	8	4
7.50% Notes due April 2031	—	5	7
Aggregate principal amount retired	$557	$399	$1,396

Aggregate cash payment	$564	$354	$1,372
Aggregate net gain (loss)	$(7)	$44	$23

Scheduled maturities and installments—On the scheduled maturity date of October 16, 2017, we made a cash payment of $152 million to repay the outstanding 2.50% Senior Notes, at a price equal to 100 percent of the aggregate principal amount.  On the scheduled maturity date of December 15, 2016, we made a cash payment of $938 million to repay the outstanding 5.05% senior notes due December 2016, at a price equal to 100 percent of the aggregate principal amount.  In the years ended December 31, 2017, 2016 and 2015, we also made cash payments of $299 million, $127 million and $134 million to repay other indebtedness in scheduled installments.

Note 9—Postemployment Benefit Plans

Defined benefit pension and other postemployment benefit plans

Overview—As of December 31, 2017, we had defined benefit plans in the U.S., the United Kingdom (“U.K.”), and Norway.  Benefits under the defined benefit plans in the U.S. and the U.K. have ceased accruing.  We maintain the respective pension obligations under such plans until they have been fully satisfied.  As of December 31, 2017, the defined benefit plans in the U.S. included three funded and three unfunded plans (the “U.S. Plans”).  During the year ended December 31, 2016, we permitted certain participants of one of our funded U.S. Plans to make a one‑time election to receive a payment of retirement benefits in the form of either (a) a lump sum distribution or (b) an annuity starting October 1, 2016.

As of December 31, 2017, the defined benefit plan in the U.K. included one funded plan (the “U.K. Plan”).  During the year ended December 31, 2017, we permitted certain participants to make a one‑time election to receive payment of retirement benefits in the form of a lump sum distribution.  As of December 31, 2017, the defined benefit plans in Norway, primarily group pension schemes with life insurance companies, included two funded and two unfunded plans, (the “Norway Plans”).  During the year ended December 31, 2016, we satisfied our obligations under four funded defined benefit plans in Norway and an unfunded defined benefit plan in Nigeria.  During the year ended December 31, 2015, we satisfied our obligations under unfunded defined benefit plans in Egypt and Indonesia.  We refer to the U.K. Plan, the Norway Plans and the plans in Nigeria, Egypt and Indonesia, collectively, as the “Non‑U.S. Plans.”

We refer to the U.S. Plans and the Non‑U.S. Plans, collectively, as the “Transocean Plans”.  Additionally, we maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase‑out period ending December 31, 2025.

Assumptions—We estimated our benefit obligations using the following weighted‑average assumptions:

	December 31, 2017			December 31, 2016
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	3.68%	2.49%	2.93%	4.26%	2.69%	3.08%
Compensation trend rate	na	2.50%	na	na	2.25%	na

-  73  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We estimated our net periodic benefit costs using the following weighted‑average assumptions:

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	OPEB Plans
Discount rate	4.26%	2.69%	3.08%	4.56%	3.69%	3.13%	4.16%	3.26%	3.86%
Expected rate of return	6.31%	4.79%	na	6.82%	5.85%	na	7.79%	5.93%	na
Compensation trend rate	na %	2.25%	na	0.22%	4.01%	na	0.21%	3.83%	na
Health care cost trend rate
-initial	na	na	na	na	na	na	na	na	7.81%
-ultimate	na	na	na	na	na	na	na	na	5.00%
-ultimate year	na	na	na	na	na	na	na	na	2023

“na” means not applicable.

Net periodic benefit costs—Net periodic benefit costs, before tax, included the following components (in millions):

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Net periodic benefit costs
Service cost	$3	$3	$6	$3	$10	$13	$5	$26	$31
Interest cost	65	11	76	69	17	86	65	19	84
Expected return on plan assets	(74)	(20)	(94)	(80)	(25)	(105)	(87)	(28)	(115)
Settlements and curtailments	—	13	13	—	(5)	(5)	3	2	5
Actuarial (gain) loss, net	5	1	6	5	(1)	4	11	11	22
Prior service cost, net	—	—	—	—	—	—	—	—	—
Net periodic benefit costs	$(1)	$8	$7	$(3)	$(4)	$(7)	$(3)	$30	$27

In the years ended December 31, 2017, 2016 and 2015, for the OPEB Plans, the combined components of net periodic benefit costs, including service cost, interest cost, recognized net actuarial losses, prior service cost amortization, curtailments and special termination benefits, were income of $2 million, income of $4 million and income of $1 million, respectively.

The following table presents the amounts in accumulated other comprehensive income (loss), before tax, that have not been recognized as components of net periodic benefit costs (in millions):

	December 31, 2017				December 31, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Actuarial gain (loss), net	$(301)	$(84)	$(4)	$(389)	$(316)	$(94)	$(3)	$(413)
Prior service cost, net	—	—	23	23	—	—	26	26
Total	$(301)	$(84)	$19	$(366)	$(316)	$(94)	$23	$(387)

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs during the year ending December 31, 2018 (in millions):

	Year ending December 31, 2018
	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total
Actuarial loss, net	$7	$1	$1	$9
Prior service cost, net	—	—	(3)	(3)
Total amount expected to be recognized	$7	$1	$(2)	$6

-  74  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Funded status—The changes in projected benefit obligation, plan assets and funded status and the amounts recognized on our consolidated balance sheets were as follows (in millions):

	Year ended December 31, 2017				Year ended December 31, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,557	$398	$19	$1,974	$1,523	$502	$24	$2,049
Actuarial (gains) losses, net	115	18	2	135	52	36	(3)	85
Service cost	3	3	—	6	3	10	—	13
Interest cost	65	11	—	76	69	17	1	87
Currency exchange rate changes	—	35	—	35	—	(77)	—	(77)
Participant contributions	—	—	—	—	—	—	1	1
Benefits paid	(60)	(86)	(2)	(148)	(90)	(46)	(4)	(140)
Settlements and curtailments	—	—	—	—	—	(44)	—	(44)
Projected benefit obligation, end of period	1,680	379	19	2,078	1,557	398	19	1,974

Change in plan assets
Fair value of plan assets, beginning of period	1,204	400	—	1,604	1,198	439	—	1,637
Actual return on plan assets	198	31	—	229	93	84	—	177
Currency exchange rate changes	—	36	—	36	—	(80)	—	(80)
Employer contributions	1	12	2	15	3	43	3	49
Participant contributions	—	—	—	—	—	—	1	1
Benefits paid	(60)	(86)	(2)	(148)	(90)	(46)	(4)	(140)
Settlements	—	—	—	—	—	(40)	—	(40)
Fair value of plan assets, end of period	1,343	393	—	1,736	1,204	400	—	1,604

Funded status, end of period	$(337)	$14	$(19)	$(342)	$(353)	$2	$(19)	$(370)

Balance sheet classification, end of period:
Pension asset, non-current	$—	$17	$—	$17	$—	$5	$—	$5
Pension liability, current	(2)	(1)	(3)	(6)	(2)	—	(3)	(5)
Pension liability, non-current	(335)	(2)	(16)	(353)	(351)	(3)	(16)	(370)
Accumulated other comprehensive income (loss) (a)	(301)	(84)	19	(366)	(316)	(94)	23	(387)

(a)	Amounts are before income tax effect.

The aggregate projected benefit obligation and fair value of plan assets for plans with a projected benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2017				December 31, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Projected benefit obligation	$1,680	$5	$19	$1,704	$1,557	$5	$19	$1,581
Fair value of plan assets	1,343	2	—	1,345	1,204	2	—	1,206

At December 31, 2017 and 2016, the accumulated benefit obligation for all defined benefit pension plans was $2.1 billion and $2.0 billion, respectively.  The aggregate accumulated benefit obligation and fair value of plan assets for plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2017				December 31, 2016
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Accumulated benefit obligation	$1,680	$3	$19	$1,702	$1,557	$4	$19	$1,580
Fair value of plan assets	1,343	—	—	1,343	1,204	—	—	1,204

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

-  75  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

As of December 31, 2017 and 2016, the weighted‑average target and actual allocations of the investments for our funded Transocean Plans were as follows:

	December 31, 2017				December 31, 2016
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Equity securities	50%	39%	52%	39%	50%	45%	53%	45%
Fixed income securities	50%	50%	48%	48%	50%	45%	47%	44%
Other investments	—	11%	—	13%	—	10%	—%	11%
Total	100%	100%	100%	100%	100%	100%	100%	100%

As of December 31, 2017, the investments for our funded Transocean Plans were categorized as follows (in millions):

	December 31, 2017
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Mutual funds
U.S. equity funds	$557	$—	$557	$—	$—	$—	$557	$—	$557
Non-U.S. equity funds	138	—	138	5	153	158	143	153	296
Bond funds	629	—	629	8	190	198	637	190	827
Total mutual funds	1,324	—	1,324	13	343	356	1,337	343	1,680

Other investments
Cash and money market funds	6	7	13	—	—	—	6	7	13
Property collective trusts	—	—	—	—	20	20	—	20	20
Investment contracts	—	—	—	—	23	23	—	23	23
Total other investments	6	7	13	—	43	43	6	50	56

Total investments	$1,330	$7	$1,337	$13	$386	$399	$1,343	$393	$1,736

As of December 31, 2016, the investments for our funded Transocean Plans were categorized as follows (in millions):

	December 31, 2016
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Mutual funds
U.S. equity funds	$516	$—	$516	$2	$—	$2	$518	$—	$518
Non-U.S. equity funds	113	—	113	4	181	185	117	181	298
Bond funds	567	—	567	—	178	178	567	178	745
Total mutual funds	1,196	—	1,196	6	359	365	1,202	359	1,561

Other investments
Cash and money market funds	2	2	4	—	—	—	2	2	4
Property collective trusts	—	—	—	—	17	17	—	17	17
Investment contracts	—	—	—	—	22	22	—	22	22
Total other investments	2	2	4	—	39	39	2	41	43

Total investments	$1,198	$2	$1,200	$6	$398	$404	$1,204	$400	$1,604

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

Funding contributions—In the years ended December 31, 2017, 2016 and 2015, we made an aggregate contribution of $15 million, $49 million and $39 million, respectively, to the Transocean Plans and the OPEB Plans using our cash flows from operations.  In the year ending December 31, 2018, we expect to contribute $12 million to the Transocean Plans, and we expect to fund benefit payments of approximately $3 million for the OPEB Plans as costs are incurred.
-  76  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Benefit payments—The following were the projected benefits payments (in millions):

	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total
Years ending December 31,
2018	$71	$8	$3	$82
2019	73	7	3	83
2020	75	8	3	86
2021	79	8	2	89
2022	80	9	2	91
2023 - 2027	421	60	7	488

Defined contribution plans

At December 31, 2017, we sponsored four defined contribution plans, including (1) a qualified savings plan covering certain employees working in the U.S. (the “U.S. Savings Plan”), (2) a non‑qualified supplemental plan covering certain eligible employees working in the U.S. (the “U.S. Savings Restoration Plan”), (3) a qualified savings plan covering certain eligible U.K. employees (the “U.K. Savings Plan”) and (4) a non‑qualified savings plan covering certain employees working outside the U.S. and U.K. (the “Non‑U.S. Savings Plan”).  In the years ended December 31, 2017, 2016 and 2015, we recognized expense of $43 million, $51 million and $89 million, respectively, related to our defined contribution plans.

The U.S. Savings Plan provides eligible employees with matching contributions up to 10.0 percent of each participant’s base salary and annual bonus based on the participant’s contribution to the plan.  The U.S. Savings Restoration Plan provides eligible employees with benefits in excess of those allowed under the U.S. Savings Plan.

The U.K. Savings Plan provides eligible employees with matching contributions between 4.5 percent and 9.5 percent based on the participant’s contribution to the plan.  Effective January 1, 2017, the Non‑U.S. Savings Plan, provides eligible employees with matching contributions up to 12 percent of each participant’s base salary based on the participant’s contribution to the plan.  In the years ended December 31, 2016 and 2015, the Non‑U.S. Savings Plan provided eligible employees with matching contributions up to 6.0 percent and contributions between 4.5 percent and 6.5 percent of each participant’s base salary and annual bonus based on the participant’s years of eligible service.

Note 10—Commitments and Contingencies

Lease obligations

We have operating lease obligations expiring at various dates, principally for real estate, office space and operating equipment.  In the years ended December 31, 2017, 2016 and 2015, our rental expense for all operating leases, including operating leases with terms of less than one year, was approximately $52 million, $45 million and $72 million, respectively.

We also have a capital lease obligation, which is due to expire in August 2029.  The capital lease contract has an implicit interest rate of 7.8 percent and requires scheduled monthly payments of $6 million through August 2029, after which we will have the right and obligation to acquire the drillship from the lessor for one dollar.  In the years ended December 31, 2017, 2016 and 2015, depreciation expense associated with Petrobras 10000, the asset held under capital lease, was $23 million.  At December 31, 2017 and 2016, the aggregate carrying amount of this asset held under capital lease was as follows (in millions):

	December 31,
	2017	2016
Property and equipment, cost	$774	$776
Accumulated depreciation	(170)	(149)
Property and equipment, net	$604	$627

-  77  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

At December 31, 2017, the aggregate future minimum rental payments related to our non-cancellable operating leases and the capital lease were as follows (in millions):

	Capital	Operating
	lease	leases
Years ending December 31,
2018	$72	$15
2019	72	12
2020	72	11
2021	71	10
2022	71	10
Thereafter	479	39
Total future minimum rental payment	837	$97
Less amount representing imputed interest	(296)
Present value of future minimum rental payments under capital leases	541
Less current portion included in debt due within one year	(30)
Long-term capital lease obligation	$511

Purchase and service agreement obligations

We have entered into purchase obligations with shipyards and other contractors related to our newbuild construction programs.  We have also entered into long‑term service agreements with original equipment manufacturers to provide services and parts related to our pressure control systems.  The future payments required under our service agreements were estimated based on our projected operating activity and may vary based on actual operating activity.  At December 31, 2017, the aggregate future payments required under our purchase obligations and our service agreement obligations were as follows (in millions):

		Service
	Purchase	agreement
	obligations	obligations
Years ending December 31,
2018	$48	$67
2019	3	100
2020	847	107
2021	—	99
2022	—	102
Thereafter	—	584
Total	$898	$1,059

Letters of credit and surety bonds

At December 31, 2017 and 2016, we had outstanding letters of credit totaling $29 million and $50 million, respectively, issued under various uncommitted credit lines, some of which require cash collateral, provided by several banks to guarantee various contract bidding, performance activities and customs obligations.  At December 31, 2017, the aggregate cash collateral held by banks for letters of credit was $7 million.  As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At December 31, 2017 and 2016, we had outstanding surety bonds totaling $51 million and $33 million, respectively

Macondo well incident commitments and contingencies

Overview—On April 22, 2010, the ultra‑deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc. (together with its affiliates, “BP”).  Following the incident, we have been subject to civil and criminal claims, as well as causes of action, fines and penalties by local, state and federal governments.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”).  A significant portion of the contingencies arising from the Macondo well incident has now been resolved or is pending release of funds from escrow (see “—PSC Settlement Agreement”).  As for any actions not resolved by our previous settlements, including any claims by individuals who opted out of the settlement agreement that we and the Plaintiff Steering Committee (the “PSC”) filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”), we will vigorously defend those claims and pursue any and all defenses available.

In the year ended December 31, 2015, we recognized income of $788 million ($735 million, or $2.02 per diluted share, net of tax) recorded as a net reduction to operating and maintenance costs and expenses, including $538 million associated with recoveries from

-  78  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

insurance for our previously incurred losses, $125 million associated with partial reimbursement from BP for our previously incurred legal costs, and $125 million associated with a net reduction to certain related contingent liabilities, primarily associated with contingencies that have either been settled or otherwise resolved as a result of settlements with BP and the PSC.

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At December 31, 2017 and 2016, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $219 million and $250 million, respectively, recorded in other current liabilities, the majority of which is related to our settlement with the PSC.

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act (“CWA”) and agreed to be subject to probation through February 2018.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine and cash contributions to the National Fish & Wildlife Foundation and the National Academy of Sciences, payable in scheduled installments.  At December 31, 2016, the carrying amount of our liability for settlement obligations under the Plea Agreement was $60 million, recorded in other current liabilities.  In the years ended December 31, 2017, 2016 and 2015, we made cash payments of $60 million in each period, representing the final installments for our obligations under the Plea Agreement.

Consent Decree—Under the civil consent decree (the “Consent Decree”), we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  The Consent Decree requires us to submit and make publicly available certain plans, reports and other submissions.  One such plan is a performance plan, approved on January 2, 2014, that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  Additionally, as required, we retained an independent auditor to review and report to the DOJ our compliance with the Consent Decree and an independent process safety consultant to review, report and assist with the process safety requirements of the Consent Decree.  The Consent Decree resolved the claim by the U.S. for civil penalties under the CWA.  We may request termination of the Consent Decree after January 2, 2019, provided we meet certain conditions.  We also agreed to pay civil penalties of $1.0 billion plus interest.  In the year ended December 31, 2015, we made a cash payment of $204 million, including interest, representing the final installment due under the Consent Decree.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed the PSC Settlement Agreement with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) 72.8 percent to private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law; and (2) 27.2 percent to private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Thirty claimants elected to opt out of the PSC Settlement Agreement.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts established by the MDL Court for the settlement.  On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In November 2017, the MDL Court released $25 million from the escrow accounts for payment of attorneys’ fees.  At December 31, 2017 and 2016, the aggregate balance in escrow was $212 million and $237 million, respectively, recorded in restricted cash accounts and investments.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At December 31, 2017, eight plaintiffs have claims pending in Louisiana in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2017, the subsidiary was a defendant in approximately 140 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold and its operations were

-  79  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Rio de Janeiro tax assessment—In the year ended December 31, 2006, the state tax authorities of Rio de Janeiro in Brazil issued to one of our subsidiaries tax assessments on equipment imported into the state in connection with our operations, resulting from a preliminary finding by these authorities that our record keeping practices were deficient.  At December 31, 2017, the aggregate tax assessment was for BRL 529 million, equivalent to approximately $160 million, including interest and penalties.  In September 2006, we filed an initial response refuting these tax assessments, and, in September 2007, the state tax authorities confirmed that they believe the tax assessments are valid.  On September 27, 2007, we filed an appeal with the state Taxpayer’s Council contesting the assessments.  In November 2017, the Third Chamber of the Taxpayer’s Council for administrative proceedings ruled in our favor on the validity of the initial tax claims.  The ruling is subject to appeal by the state tax authorities.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Global Marine litigation—On November 28, 2017, Wilmington Trust Company, in its capacity as trustee, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Global Marine Inc. (“Global Marine”), one of our wholly owned, indirect subsidiaries, seeking a declaratory judgment that Global Marine is in default under the indenture governing its $300 million of outstanding 7.00% Notes due June 2028.  We disagree with the assertions in the lawsuit and believe that Global Marine is in compliance with the indenture and has meritorious defenses against these allegations, although it can make no assurance regarding the outcome of the lawsuit, including the actual amount that would be due in the event that the lawsuit is successful.  The notes are neither guaranteed by, nor recourse to, Transocean Ltd. or our other subsidiaries.  The claimants seek payment prior to the scheduled maturity of the principal amount of notes outstanding and accrued but unpaid interest as well as make‑whole amounts under the indenture.  In addition, the acceleration of the amounts due under the indenture could, absent a waiver from the requisite lenders, result in an event of default under our currently undrawn Five‑Year Revolving Credit Facility.  We intend to vigorously defend the lawsuit.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the proceedings to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

-  80  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

It is difficult to quantify with certainty the potential cost of these environmental matters, particularly in respect of remediation obligations.  Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from all environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, is adequately accrued and should not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Note 11—Noncontrolling Interest

Redeemable noncontrolling interest

Angola Deepwater Drilling Company Limited—We own a 65 percent interest and Angco Cayman Limited (“Angco Cayman”) owns a 35 percent interest, in ADDCL, a variable interest entity.  Angco Cayman has the right to require us to purchase its shares for cash.  Accordingly, we present the carrying amount of Angco Cayman’s ownership interest as redeemable noncontrolling interest on our consolidated balance sheets.  Changes in redeemable noncontrolling interest were as follows (in millions):

	Years ended December 31,
	2017	2016	2015
Redeemable noncontrolling interest
Balance, beginning of period	$28	$5	$11
Net income (loss) attributable to noncontrolling interest	30	23	(6)
Balance, end of period	$58	$28	$5

See Note 4—Variable Interest Entity.

Noncontrolling interest

Transocean Partners—Transocean Partners LLC, a Marshall Islands limited liability company and a wholly owned indirect subsidiary (“Transocean Partners”), was previously a partially owned subsidiary.  In the years ended December 31, 2016 and 2015, Transocean Partners declared and paid an aggregate distribution of $99 million and $100 million, respectively, to its unitholders, of which $28 million and $29 million, respectively, was paid to the holders of noncontrolling interest.  On December 9, 2016, Transocean Partners completed a merger with one of our subsidiaries as contemplated under the merger agreement.  Following the completion of the merger, Transocean Partners became a wholly owned indirect subsidiary of Transocean Ltd.  Each Transocean Partners common unit that was issued and outstanding immediately prior to the closing, other than the units held by Transocean and its subsidiaries, was converted into the right to receive 1.20 of our shares.  To complete the merger, we issued 23.8 million shares from conditional capital.

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

-  81  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

We did not pay the distribution of qualifying additional paid‑in capital with respect to our shares held by our subsidiary or previously held in treasury.

Shares issued—To complete the merger with Transocean Partners, in December 2016, we issued 23.8 million shares from conditional capital.  Each Transocean Partners common unit that was issued and outstanding immediately prior to the closing, other than the units held by Transocean and its subsidiaries, was converted into the right to receive 1.20 of our shares.  See Note 1—Business, Note 11—Noncontrolling Interest, Note 15—Supplemental Cash Flow Information and Note 20—Subsequent Event.

Shares held in treasury—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  During the three‑year period ended December 31, 2017, we did not purchase any shares under our share repurchase program.  At December 31, 2015, we held 2.9 million shares in treasury, recorded at cost.  On October 29, 2015, at our extraordinary general meeting, our shareholders approved the cancellation of the 2.9 million shares previously purchased under the share repurchase program and held in treasury, and such cancellation became effective as of January 7, 2016 upon registration in the commercial register.

Shares held by subsidiaries—Two of our subsidiaries hold our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2017 and 2016, our subsidiaries held 3.6 million shares and 5.4 million shares, respectively.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, for our defined benefit pension plans were as follows (in millions):

	Years ended December 31,
	2017	2016

Balance, beginning of period	$(283)	$(277)
Other comprehensive loss before reclassifications	(2)	(15)
Reclassifications to net income	(5)	9
Other comprehensive loss, net	(7)	(6)
Balance, end of period	$(290)	$(283)

Note 13—Share‑Based Compensation

Overview

We have a long‑term incentive plan (the “Long‑Term Incentive Plan”) for executives, key employees and non‑employee directors under which awards can be granted in the form of restricted share units, restricted shares, stock options, stock appreciation rights and cash performance awards.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain market factors or performance targets or a combination of market factors and performance targets.  Our compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long‑Term Incentive Plan.  As of December 31, 2017, under the current plan established in 2015, we had 20.7 million shares authorized and 9.9 million shares available to be granted under the Long‑Term Incentive Plan.  As of December 31, 2017, total unrecognized compensation costs related to all unvested share‑based awards were $43 million, which are expected to be recognized over a weighted average period of 1.7 years.

Service awards typically vest either in three equal annual installments beginning on the first anniversary date of the grant or in an aggregate installment at the end of the stated vesting period.  Performance awards typically are subject to a three-year measurement period during which the number of options or shares to be issued remains uncertain.  At the end of the measurement period, the awarded number of options or shares to be issued is determined.  The performance awards typically vest in one aggregate installment following the determination date.  Stock options and stock appreciation rights are subject to a stated vesting period and, once vested, typically have a seven‑year term during which they are exercisable.

-  82  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Service awards

Restricted share units—A restricted share unit is a notional unit that is equal to one share but has no voting rights until the underlying share is issued.  The following table summarizes unvested activity for service‑based units granted under our incentive plans during the year ended December 31, 2017:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2017	4,006,082	$13.10
Granted	1,921,029	13.03
Vested	(1,867,970)	15.14
Forfeited	(238,686)	11.42
Unvested at December 31, 2017	3,820,455	$12.15

During the year ended December 31, 2017, the aggregate grant‑date fair value of the service‑based units that vested was $28 million.    During the years ended December 31, 2016 and 2015, we granted 3,155,382 and 2,848,521 service‑based units, respectively, with a weighted‑average grant‑date fair value of $8.69 and $18.70 per unit, respectively.  During the years ended December 31, 2016 and 2015, we had 1,725,734 and 1,817,758 service‑based units, respectively, that vested with an aggregate grant‑date fair value of $48 million and $81 million, respectively.

Stock options—During the years ended December 31, 2017 and 2016, we granted service‑based stock options.  The following table summarizes activity for vested and unvested service‑based stock options outstanding under our incentive plans during the year ended December 31, 2017:

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise price	contractual term	intrinsic value
	under option	per share	(years)	(in millions)
Outstanding at January 1, 2017	1,934,695	$44.88	6.12	$6
Granted	877,231
Forfeited	(58,463)
Outstanding at December 31, 2017	2,753,463	$34.98	6.37	$2

Vested and exercisable at December 31, 2017	1,263,702	$62.78	3.63	$—

During the year ended December 31, 2017, the weighted‑average grant‑date fair value of the service‑based stock options that we granted was $6.46 per option.  During the year ended December 31, 2017, the aggregate grant‑date fair value of service‑based stock options that vested was $2 million.  During the year ended December 31, 2017, no service‑based stock options were exercised.  As of December 31, 2017, there were outstanding unvested service‑based stock options to purchase 1,489,761 shares.    During the year ended December 31, 2016, we granted service‑based stock options to purchase 945,724 shares with a weighted‑average grant‑date fair value of $5.11 per option.  During the year ended December 31, 2015, we did not grant service‑based stock options.  During the year ended December 31, 2016 and 2015, the aggregate grant‑date fair value of service‑based options that vested was $3 million and $9 million, respectively.  During the years ended December 31, 2016 and 2015, no service‑based stock options were exercised.

Performance awards

Restricted share units—We grant performance awards in the form of restricted share units that can be earned depending on the achievement of (a) market factors or (b) both market factors and performance targets.  The number of shares ultimately earned per unit is quantified upon completion of the specified period at the determination date.    The following table summarizes unvested activity for performance‑based units under our incentive plans during the year ended December 31, 2017:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2017	1,439,606	$14.40
Granted	689,740	16.25
Vested	(478,492)	13.87
Forfeited	(12,173)	11.60
Unvested at December 31, 2017	1,638,681	$13.56

During the year ended December 31, 2017, performance‑based units vested with an aggregate grant‑date fair value of $7 million.    During the years ended December 31, 2016 and 2015, we granted 997,362 and 652,592 performance‑based units, respectively, with a weighted‑average grant‑date fair value of $11.60 and $17.91 per unit, respectively.  During the year ended December 31, 2016, the total grant‑date fair value of the performance‑based units that vested was $6 million.  During the year ended December 31, 2015, no performance‑based units vested since neither the market factors nor the performance targets were achieved.

-  83  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 14—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2017	2016
Other current liabilities
Accrued payroll and employee benefits	$176	$200
Accrued interest	127	135
Accrued taxes, other than income	67	87
Macondo well incident settlement obligations	—	60
Deferred revenues	213	209
Contingent liabilities	246	262
Other	10	7
Total other current liabilities	$839	$960

Other long‑term liabilities were comprised of the following (in millions):

	December 31,
	2017	2016
Other long-term liabilities
Postemployment benefit plan obligations	$353	$370
Income taxes payable	247	333
Deferred revenues	422	390
Other	60	60
Total other long-term liabilities	$1,082	$1,153

Note 15—Supplemental Cash Flow Information

Net cash provided by operating activities attributable to the net change in other operating assets and liabilities was comprised of the following (in millions):

	Years ended December 31,
	2017	2016	2015
Changes in operating assets and liabilities
Decrease in accounts receivable	$230	$350	$742
Increase in other current assets	(30)	(29)	(177)
(Increase) decrease in other assets	(33)	(12)	5
Decrease in accounts payable and other current liabilities	(115)	(286)	(828)
Decrease in other long-term liabilities	(13)	(55)	(72)
Change in income taxes receivable / payable, net	(58)	(133)	(65)
	$(19)	$(165)	$(395)

Additional cash flow information was as follows (in millions):

	Years ended December 31,
	2017	2016	2015
Certain cash operating activities
Cash payments for interest	$486	$351	$439
Cash payments for income taxes	124	172	314

Non-cash investing and financing activities
Capital additions, accrued at end of period (a)	$20	$42	$128
Issuance of shares to acquire noncontrolling interest (b)	—	317	—

(a)	Additions to property and equipment for which we had accrued a corresponding liability in accounts payable at the end of the period. See Note 5—Drilling Fleet.
(b)

On December 9, 2016, we issued 23.8 million shares in connection with our acquisition of the outstanding publicly held common units of Transocean Partners pursuant to its merger with one of our other subsidiaries.  See Note 11—Noncontrolling Interest and Note 12—Shareholders’ Equity.

-  84  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 16—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,519	$2,519	$3,052	$3,052
Short-term investments	450	450	—	—
Restricted cash accounts and investments	489	489	510	511
Long-term debt, including current maturities	7,396	7,538	8,464	8,218

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest.  Our cash equivalents are primarily invested in short‑term time deposits and money market funds.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturities of the instruments.  At December 31, 2017 and 2016, the aggregate carrying amount of our cash equivalents was $2.1 billion and $2.6 billion, respectively.

Short‑term investments—The carrying amount of unrestricted short‑term investments represents the historical cost of the time deposits in which they are invested.  The carrying amount of such short‑term investments approximates fair value because of the short maturities of the instruments.

Restricted cash accounts and investments—The carrying amount of the cash and cash equivalents that are subject to restrictions due to collateral requirements, legislation, regulation or court order approximates fair value due to the short term nature of the instruments in which the restricted cash balances are held.  At December 31, 2017, the aggregate carrying amount of such restricted cash and cash equivalents was $456 million, including $440 million and $16 million recorded in current assets and other assets, respectively.  At December 31, 2016, the aggregate carrying amount of such restricted cash and cash equivalents was $387 million, including $368 million and $19 million recorded in current assets and other assets, respectively.

The carrying amount of the restricted cash investments pledged for debt service of the Eksportfinans Loans due January 2018 and for security of certain other credit arrangements represents the amortized historical cost of the investment.  We measured the estimated fair value of such restricted cash investments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of the instruments.  At December 31, 2017 and 2016, the aggregate carrying amount of the restricted cash investments was $33 million and $123 million, respectively.  At December 31, 2017 and 2016, the estimated fair value of such restricted cash investments was $33 million and $124 million, respectively.

Debt—We measured the estimated fair value of our debt, all of which was fixed‑rate debt, using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

Note 17—Risk Concentration

Interest rate risk—Financial instruments that potentially subject us to concentrations of interest rate risk include our cash equivalents, short‑term investments, restricted cash investments, debt and capital lease obligations.  We are exposed to interest rate risk related to our cash equivalents and short‑term investments, as the interest income earned on these investments, is based on variable or short‑term interest rates, which change with market interest rates.  We are also exposed to the interest rate risk related to our fixed‑rate debt when we refinance maturing debt with new debt or when we repurchase debt in open market repurchases.

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

-  85  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We generally maintain our cash, cash equivalents and short‑term investments in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high‑quality money market instruments.  We limit the amount of exposure to any one institution and do not believe we are exposed to any significant credit risk.

We earn our revenues by providing our drilling services to international oil companies, government‑owned oil companies and government‑controlled oil companies.  Receivables are dispersed in various countries (see Note 18—Operating Segments, Geographic Analysis and Major Customers).  We establish an allowance for doubtful accounts on a case‑by‑case basis, considering changes in the financial position of a customer, when we believe the required payment of specific amounts owed to us is unlikely to occur.  Although we have encountered only isolated credit concerns related to independent oil companies, we occasionally require collateral or other security to support customer receivables.  In certain instances, when we determine that collection is not reasonably assured, we may occasionally offer extended payment terms and recognize revenues associated with the contract on a cash basis.

Labor agreements—We require highly skilled personnel to operate our drilling units.  We conduct extensive personnel recruiting, training and safety programs.  At December 31, 2017, we had approximately 4,900 employees, including approximately 400 persons engaged through contract labor providers.  Approximately 26 percent of our total workforce, working primarily in Brazil, Norway and the U.K. are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations affect the market for all offshore employees not just the union members.

Note 18—Operating Segments, Geographic Analysis and Major Customers

Operating segments—We operate in a single, global market for the provision of contract drilling services to our customers.  The location of our rigs and the allocation of our resources to build or upgrade rigs are determined by the activities and needs of our customers.

Geographic analysis—Operating revenues by country were as follows (in millions):

	Years ended December 31,
	2017	2016	2015
Operating revenues
U.S.	$1,527	$1,977	$2,416
Brazil	335	453	673
U.K.	288	551	1,139
Other countries (a)	823	1,180	3,158
Total operating revenues	$2,973	$4,161	$7,386

(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10 percent of consolidated operating revenues earned.

Long‑lived assets by country were as follows (in millions):

	December 31,
	2017	2016
Long-lived assets
U.S.	$7,541	$6,181
Trinidad	2,563	3,977
Other countries (a)	7,298	10,935
Total long-lived assets	$17,402	$21,093

(a)	Other countries represents countries in which we operate that individually had long‑lived assets representing less than 10 percent of consolidated long‑lived assets.

Since the majority of our assets are mobile, the geographic locations of such assets at the end of the periods are not necessarily indicative of the geographic distribution of the operating revenues generated by such assets during the periods.  Although we are organized under the laws of Switzerland, we do not conduct any operations and do not have operating revenues in Switzerland.  At December 31, 2017 and 2016, the aggregate carrying amount of our long‑lived assets located in Switzerland was less than $1 million and $2 million, respectively.

Our international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances or other market disrupting events, expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which we operate.

Major customers—For the year ended December 31, 2017, Chevron Corporation (together with its affiliates, “Chevron”), Royal Dutch Shell plc (together with its affiliates, “Shell”) and Petróleo Brasileiro S.A. (“Petrobras”) accounted for approximately

-  86  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

29 percent, 17 percent and 14 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2016, Chevron, BP, Shell and Petrobras accounted for approximately 24 percent, 12 percent, 12 percent and 11 percent, respectively, of our consolidated operating revenues from continuing operations.  For the year ended December 31, 2015, Chevron and Shell accounted for approximately 14 percent and 10 percent of our consolidated operating revenues.

Note 19—Quarterly Results (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2017
Operating revenues	$785	$751	$808	$629
Operating income (loss) (a)	173	(1,544)	(1,145)	12
Income (loss) from continuing operations (a)	95	(1,679)	(1,411)	(102)
Net income (loss) (a)	95	(1,679)	(1,411)	(102)
Net income (loss) attributable to controlling interest (a)	91	(1,690)	(1,417)	(111)
Per share earnings (loss) from continuing operations
Basic	$0.23	$(4.32)	$(3.62)	$(0.28)
Diluted	$0.23	$(4.32)	$(3.62)	$(0.28)
Weighted-average shares outstanding
Basic	390	391	391	391
Diluted	390	391	391	391

2016
Operating revenues	$1,341	$940	$906	$974
Operating income (b)	424	163	229	316
Income from continuing operations (b)	242	92	236	257
Net income (b)	241	93	236	257
Net income attributable to controlling interest (b)	235	82	218	243
Per share earnings from continuing operations
Basic	$0.64	$0.22	$0.59	$0.64
Diluted	$0.64	$0.22	$0.59	$0.64
Weighted-average shares outstanding
Basic	364	365	365	371
Diluted	364	365	365	371

(a)

Second quarter and third quarter included an aggregate loss of $1.4 billion associated with the impairment of certain drilling units classified as assets held for sale.  Second quarter included a loss of $94 million associated with the impairment of our midwater floater asset group.  Second quarter included a loss of $1.6 billion associated with the sale of 10 high‑specification jackups and the novation of five high‑specification jackups under construction.  First quarter, second quarter, third quarter and fourth quarter included an aggregate loss of $55 million associated with the retirement of debt.

(b)

First quarter, second quarter, third quarter and fourth quarter included an aggregate loss $41 million associated with the impairment of certain drilling units classified as assets held for sale.  Fourth quarter included a loss of $52 million associated with the impairment of our deepwater asset group.  Fourth quarter included income of $30 million associated with recoveries of previously incurred costs associated with the Macondo well incident.  Second quarter and third quarter included a gain of $38 million and $110 million, respectively, associated with the retirement of debt.  See Note 5—Drilling Fleet, Note 8—Debt and Note 10—Commitments and Contingencies.

Note 20—Subsequent Event

Business combination—On August 13, 2017, we entered into the Transaction Agreement with Songa pursuant to which we agreed to offer to acquire all of the issued and outstanding shares of Songa through the Offer in exchange for consideration per Songa share, consisting of (i) 0.3572  newly issued shares of Transocean Ltd. and (ii) approximately $2.99726  principal amount of 0.5% Exchangeable Senior Bonds due January 2023 (the “Exchangeable Bonds”) to be issued by Transocean Inc., our wholly owned direct subsidiary and a Cayman Islands exempted company.  Additionally, each Songa shareholder could elect to receive a cash payment of NOK 47.50 per Songa share up to a maximum of NOK 125,000 per shareholder in lieu of some or all of the consideration such shareholder would otherwise be entitled to receive in the Offer.

We believe the acquisition of Songa strengthens and solidifies our position as a leader in harsh environment and ultra‑deepwater drilling services by adding significant high value assets, including four high‑specification harsh environment floaters, supported by significant contract backlog.  Additionally, the acquisition strengthens our footprint in harsh environment operating areas and our existing relationship with Statoil ASA.

In connection with the acquisition, shareholders at our extraordinary general meeting, on January 16, 2018, were requested to consider the following: (1) the issuance of up to 68.6 million Transocean Ltd. shares, (2) an amendment of our articles of association to

-  87  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

create additional authorized share capital, (3) election of one new director to our board of directors and (4) issuance of consideration shares of our authorized share capital and our shares issuable upon exchange of the Exchangeable Bonds.  On January 18, 2018, we announced that shareholders at our extraordinary general meeting approved all proposals related to the Songa acquisition.

On January 30, 2018, we completed the acquisition of an approximate 97.7 percent ownership interest in Songa, and we issued 66.9 million shares with an aggregate market value of $735 million, equivalent to $10.99 per share, estimated based on the market value of our shares on the date of issuance to shareholders of Songa as partial consideration for the acquired Songa shares.  Additionally, we made an aggregate cash payment of less than $1 million to Songa shareholders that elected to receive a cash payment.

We also issued an aggregate principal amount of $854 million of the Exchangeable Bonds as partial consideration for the acquisition of the acquired Songa shares and partial settlement of certain Songa indebtedness.  Transocean Inc. is the issuer of the Exchangeable Bonds, which are fully and unconditionally guaranteed by Transocean Ltd. and rank equally with our other senior unsecured debt.  We will pay interest on the Exchangeable Bonds semiannually, commencing July 30, 2018.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. under certain circumstances at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment due to the occurrence of certain events.

By March 31, 2018, we expect to complete the acquisition of the remaining shares not owned by us through a compulsory acquisition, which is available to us under Cyprus law.  In connection with the compulsory acquisition, we expect to issue 1.6 million shares and an aggregate principal amount of $13 million of the Exchangeable Bonds as consideration for the remaining Songa shares.  We have not completed our preliminary allocation of the acquisition price to the assets acquired and liabilities assumed given the timing of the acquisition date, on January 30, 2018, relative to the date of issuance of our financial statements as of and for the year ended December 31, 2017.

-  88  -

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States (“U.S.”) Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Internal control over financial reporting—In our annual report for the year ended December 31, 2016, we identified and disclosed a material weakness in the execution of our controls over the application of the accounting literature to the measurement of deferred taxes.  The material weakness was specifically related to the following: (1) the remeasurement of certain nonmonetary assets in Norway, (2) the analysis of our U.S. defined benefit pension plans and effect on other comprehensive income and (3) the assessment of the realizability of our deferred tax assets, and the need for valuation allowances.

To remediate the identified material weakness, we implemented the following improvements to enhance our overall financial control environment: (1) we added additional personnel and external resources with the appropriate level of tax accounting expertise and invested in additional technical tax accounting training, (2) we standardized our documentation and communication protocols and integrated our processes within and between tax and other key departments, and (3) we expanded the use of systems and automated certain processes.  Prior to the issuance of this annual report on Form 10‑K, we successfully completed the testing of these enhanced controls and concluded that the material weakness had been remediated as of December 31, 2017.

Except as described above, there has been no change to our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” included in Item 8 of this annual report.

Item 9B.Other Information

None.

-  89  -

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2018 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2017.  Certain information with respect to our executive officers is set forth in Item 4 of this annual report under the caption “Executive Officers of the Registrant.”

-  90  -

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

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II ‑ Valuation and Qualifying Accounts

(In millions)

		Additions
			Charge to
	Balance at	Charge to cost	other			Balance at
	beginning of	and	accounts	Deductions		end of
	period	expenses	-describe	-describe		period

Year ended December 31, 2015
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$14	$—	$—	$14	(a)	$—
Allowance for obsolete materials and supplies	109	62	—	23	(b)	148
Valuation allowance on deferred tax assets	409	10	—	39	(c)	380

Year ended December 31, 2016
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$—	$—	$—	$—		$—
Allowance for obsolete materials and supplies	148	15	—	10	(b)	153
Valuation allowance on deferred tax assets	380	32	—	—		412

Year ended December 31, 2017
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts receivable	$—	$—	$—	$—		$—
Allowance for obsolete materials and supplies	153	24	—	36	(b)	141
Valuation allowance on deferred tax assets	412	162	—	—		574

(a)	Uncollectible accounts receivable written off, net of recoveries.
(b)	Amount related to materials and supplies on rigs and related equipment sold or classified as held for sale.
(c)	Amount related to deferred tax asset recorded for net operating losses with an offsetting valuation allowance.

-  91  -

(3) Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
2.1

Transaction Agreement, dated August 13, 2017, among Transocean Ltd., Transocean Inc. and Songa Offshore SE (schedules and exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S‑K and will be provided to the Securities and Exchange Commission upon request).

Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017)
2.2	Amendment No. 1 to Transaction Agreement, dated September 15, 2017, among Transocean Ltd., Transocean Inc. and Songa Offshore SE	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on September 15, 2017
2.3	Amendment No. 2 to Transaction Agreement, dated December 19, 2017, among Transocean Ltd., Transocean Inc. and Songa Offshore SE	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on December 20, 2017
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on November 23, 2016
4.1	Indenture dated as of April 15, 1997 between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee	Exhibit 4.1 to Transocean Offshore Inc.’s Current Report on Form 8‑K (Commission File No. 001‑07746) filed on April 30, 1997
4.2

First Supplemental Indenture dated as of April 15, 1997 between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997

Exhibit 4.2 to Transocean Offshore Inc.’s Current Report on Form 8‑K (Commission File No. 001‑07746) filed on April 30, 1997
4.3	Second Supplemental Indenture dated as of May 14, 1999 between Transocean Offshore (Texas) Inc., Transocean Offshore Inc. and Chase Bank of Texas, National Association, as trustee	Exhibit 4.5 to Transocean Offshore Inc.’s Post‑Effective Amendment No. 1 to Registration Statement on Form S‑3 (Registration No. 333‑59001‑99) filed on June 29, 1999
4.4	Fifth Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit 4.4 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 19, 2008
4.5	Form of 7.45% Notes due April 15, 2027	Exhibit 4.3 to Transocean Offshore Inc.’s Current Report on Form 8‑K (Commission File No. 001‑07746) filed on April 30, 1997
4.6	Form of 8.00% Debentures due April 15, 2027	Exhibit 4.4 to Transocean Offshore Inc.’s Current Report on Form 8‑K (Commission File No. 001‑07746) filed on April 30, 1997
4.7	Officers’ Certificate establishing the terms of the 7.50% Note due April 15, 2031	Exhibit 4.3 to Transocean Sedco Forex Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on April 9, 2001
4.8	Officers’ Certificate establishing the terms of the 7.375% Notes due 2018	Exhibit 4.14 to Transocean Sedco Forex Inc.’s Annual Report on Form 10‑K (Commission File No. 333‑75899) for the fiscal year ended December 31, 2001
4.9	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S‑4 (No. 333‑39033) filed on October 30, 1997
4.10	First Supplemental Indenture dated as of June 23, 2000, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10‑Q (Commission File No. 1‑5471) for the quarter ended June 30, 2000
4.11	Second Supplemental Indenture dated as of November 20, 2001, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 to GlobalSantaFe Corporation’s Annual Report on Form 10‑K (Commission File No. 001‑14634) for the year ended December 31, 2004
4.12	Form of 7% Note Due 2028	Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8‑K (Commission File No. 1‑5471) filed on May 22, 1998
4.13	Terms of 7% Note Due 2028	Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8‑K (Commission File No. 1‑5471) filed on May 22, 1998
4.14	Senior Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.36 to Transocean Inc.’s Annual Report on Form 10‑K (Commission File No. 333‑75899) for the year ended December 31, 2007

-  92  -

Number		Description	Location
	4.15	First Supplemental Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.37 to Transocean Inc.’s Annual Report on Form 10‑K (Commission File No. 333‑75899) for the year ended December 31, 2007
	4.16	Third Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 19, 2008)
	4.17	Fourth Supplemental Indenture, dated as of September 21, 2010, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2010
	4.18	Fifth Supplemental Indenture, dated as of December 5, 2011, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on December 5, 2011
	4.19	Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean Inc., Transocean Ltd. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on September 13, 2012
4.20

Credit Agreement dated June 30, 2014 among Transocean Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and DNB Bank, ASA, New York Branch, as co‑syndication agents, and The Bank of Tokyo‑Mitsubishi UFJ, Ltd., Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as co‑documentation agents

Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 2, 2014
	4.21	Guarantee Agreement dated June 30, 2014 among Transocean Ltd. and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 2, 2014
	4.22	Indenture, dated as of July 21, 2016, by and among Transocean Inc., the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 22, 2016
	4.23	Indenture, dated as of October 19, 2016, by and among Transocean Phoenix 2 Limited, Transocean Ltd., Transocean Inc., Triton Capital II GmbH and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (C omission File No. 000‑53533) filed on October 20, 2016
	4.24	Indenture, dated December 8, 2016, by and among Transocean Proteus Limited, the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on December 8, 2016
	4.25	Indenture dated as of October 17, 2017, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on October 17, 2017
	4.26	Indenture, dated January 30, 2018, among Transocean Inc., Transocean Ltd., as guarantor, and Computershare Trust Company N.A. and Computershare Trust Company of Canada, as co-trustees	Exhibit 4.1 of Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018
	4.27	Form of 0.5% Exchangeable Senior Bonds due 2023	Exhibit A of Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018
	4.28	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean Inc., and the security holders named therein	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018
*	10.1	Long‑Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.5 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.2	First Amendment to Long‑Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on May 22, 2013
*	10.3	Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000	Exhibit 10.10 to Transocean Sedco Forex Inc.’s Annual Report on Form 10‑K (Commission File No. 333‑75899) for the year ended December 31, 1999
*	10.4

GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001 and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001

Exhibit 10.33 to the GlobalSantaFe Corporation Annual Report on Form 10‑K (Commission File No. 001‑14634) for the year ended December 31, 2004
*	10.5	Amendment to Transocean Inc. Deferred Compensation Plan	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 29, 2005
	10.6	Master Separation Agreement dated February 4, 2004 by and among Transocean Inc., Transocean Holdings Inc. and TODCO	Exhibit 99.2 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on March 3, 2004

-  93  -

Number		Description	Location
	10.7	Tax Sharing Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO	Exhibit 99.3 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on March 3, 2004
	10.8	Amended and Restated Tax Sharing Agreement effective as of February 4, 2004 between Transocean Holdings Inc. and TODCO	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on November 30, 2006
*	10.9	Form of 2004 Performance‑Based Nonqualified Share Option Award Letter	Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on February 15, 2005
*	10.10	Form of 2004 Director Deferred Unit Award	Exhibit 10.4 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on February 15, 2005
*	10.11	Form of 2008 Director Deferred Unit Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.12	Form of 2009 Director Deferred Unit Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2009
*	10.13	Terms and Conditions of 2013 Director Deferred Unit Award	Exhibit 10.14 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.14	Terms and Conditions of 2014 Director Deferred Unit Award	Exhibit 10.15 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.15	Terms and Conditions of 2015 Director Restricted Share Unit Award	Exhibit 10.16 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.16	Performance Award and Cash Bonus Plan of Transocean Ltd.	Exhibit 10.21 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.17	Amendment to Performance Award and Cash Bonus Plan of Transocean Ltd.	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2012
*	10.18	Terms and Conditions of 2014 Executive Equity Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.19	Terms and Conditions of 2015 Executive Equity Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.20	Terms and Conditions of the July 2008 Nonqualified Share Option Award	Exhibit 10.2 to Transocean Inc.’s Form 10‑Q (Commission File No. 333‑75899) for the quarter ended June 30, 2008
*	10.21	Terms and Conditions of the February 2009 Nonqualified Share Option Award	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.22	Terms and Conditions of the February 2012 Long Term Incentive Plan Award	Exhibit 10.28 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2011
*	10.23	Transocean Ltd. Incentive Recoupment Policy	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2012
	10.24	Form of Novation Agreement dated as of November 27, 2007 by and among GlobalSantaFe Corporation, Transocean Offshore Deepwater Drilling Inc. and certain executives	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 3, 2007
*	10.25	Global Marine Inc. 1990 Non‑Employee Director Stock Option Plan	Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10‑K (Commission File No. 1‑5471) for the year ended December 31, 1991
	10.26	First Amendment to Global Marine Inc. 1990 Non‑Employee Director Stock Option Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10‑Q (Commission File No. 1‑5471) for the quarter ended June 30, 1995
	10.27	Second Amendment to Global Marine Inc. 1990 Non‑Employee Director Stock Option Plan	Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10‑K (Commission File No. 1‑5471) for the year ended December 31, 1996

-  94  -

Number		Description	Location
*	10.28	1997 Long‑Term Incentive Plan	GlobalSantaFe Corporation’s Registration Statement on Form S‑8 (No. 333‑7070) filed June 13, 1997
	10.29	Amendment to 1997 Long Term Incentive Plan	Exhibit 10.25 of GlobalSantaFe Corporation’s Annual Report on Form 20‑F (Commission File No. 001‑14634) for the year ended December 31, 1998
	10.30	Amendment to 1997 Long Term Incentive Plan, dated December 1, 1999	Exhibit 10.33 of GlobalSantaFe Corporation’s Annual Report on Form 20‑F (Commission File No. 001‑14634) for the year ended December 31, 1999
*	10.31	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10‑Q (Commission File No. 1‑5471) for the quarter ended March 31, 1998
	10.32	First Amendment to GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10‑Q (Commission File No. 1‑5471) for the quarter ended June 30, 2000
*	10.33	GlobalSantaFe Corporation 2001 Non‑Employee Director Stock Option and Incentive Plan	Exhibit 4.8 of GlobalSantaFe Corporation’s Registration Statement on Form S‑8 (No. 333‑73878) filed on November 21, 2001
*	10.34	GlobalSantaFe Corporation 2001 Long‑Term Incentive Plan	Exhibit A to GlobalSantaFe Corporation’s definitive proxy statement (Commission File No. 001‑14634) filed on March 21, 2001
*	10.35	GlobalSantaFe 2003 Long‑Term Incentive Plan (as Amended and Restated Effective June 7, 2005)	Exhibit 10.4 to GlobalSantaFe Corporation’s Quarterly Report on Form 10‑Q (Commission File No. 001‑14634) for the quarter ended June 30, 2005
*	10.36	Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009	Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.37	Transocean U.S. Supplemental Retirement Benefit Plan, as amended and restated, effective as of November 27, 2007	Exhibit 10.11 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 3, 2007
*	10.38	GlobalSantaFe Corporation Supplemental Executive Retirement Plan	Exhibit 10.1 to the GlobalSantaFe Corporation Quarterly Report on Form 10‑Q (Commission File No. 001‑14634) for the quarter ended September 30, 2002
*	10.39	Transocean U.S. Supplemental Savings Plan	Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
	10.40	Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on October 10, 2008
*	10.41	Form of Assignment Memorandum for Executive Officers	Exhibit 10.6 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on December 19, 2008
	10.42	Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to Deepwater Horizon, as amended	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarterly period ended June 30, 2010
*	10.43	Executive Severance Benefit Policy	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on February 23, 2012
*	10.44	Transocean Ltd. 2015 Long‑Term Incentive Plan	Annex B to Transocean Ltd.’s definitive proxy statement (Commission File No. 001‑53533) filed on March 23, 2015
	10.45

Term Sheet Agreement for a Transocean and PSC/DHEPDS Settlement, dated May 20, 2015, among Triton Asset Leasing GmbH, Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., Transocean Holdings LLC, the Plaintiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class

			Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑53533) for the quarter ended June 30, 2015
	10.46

Confidential Settlement Agreement, Mutual Releases and Agreement to Indemnify, dated May 20, 2015, among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, BP Exploration and Production Inc. and BP America Production Co.

			Exhibit 10.6 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑53533) for the quarter ended June 30, 2015

-  95  -

Number		Description	Location
10.47

Transocean Punitive Damages and Assigned Claims Settlement Agreement, dated May 29, 2015, among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, the Plaintiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class

Exhibit 10.7 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑53533) for the quarter ended June 30, 2015
*	10.48	Employment Agreement among Transocean Ltd., Transocean Offshore Deepwater Drilling Inc. and John Stobart dated December 1, 2015	Exhibit 10.60 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.49	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑53533) for the quarter ended September 30, 2016
*	10.50	Employment Agreement with Mark L. Mey effective September 1, 2016	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑53533) for the quarter ended September 30, 2016
	10.51	Pre‑acceptance, dated August 13, 2017, between Transocean Ltd. and Perestroika AS	Exhibit 10.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017
	10.52	Pre‑acceptance, dated August 13, 2017, between Transocean Ltd. and certain funds affiliated with Asia Research and Capital Management Ltd.	Exhibit 10.2 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017
	10.53	Form of Pre‑acceptance among Transocean Ltd. and certain shareholders of Songa Offshore SE	Exhibit 10.3 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017
	10.54	Form of Amendment No. 1 to Pre‑acceptance among Transocean Ltd. and certain shareholders of Songa Offshore SE	Exhibit 10.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on September 15, 2017
	10.55	Form of Amendment No. 2 to Pre‑acceptance among Transocean Ltd. and certain shareholders of Songa Offshore SE	Exhibit 10.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on December 20, 2017
	21	Subsidiaries of Transocean Ltd.	Filed herewith.
	23.1	Consent of Ernst & Young LLP	Filed herewith.
	24	Powers of Attorney	Filed herewith.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith.
	99.1	Cooperation Guilty Plea Agreement by and among Transocean Deepwater Inc., Transocean Ltd. and the United States	Exhibit 99.2 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on January 3, 2013
	99.2	Consent Decree by and among Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc. and the United States	Exhibit 99.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on January 3, 2013
99.3

Administrative Agreement by and among Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., Triton Asset Leasing GmbH, Transocean Holdings, LLC and the United States Environmental Protection Agency dated effective as of February 25, 2013

Exhibit 99.4 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2013
	101	Interactive data files	Filed herewith.

*	Compensatory plan or arrangement

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
-  96  -

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 21, 2018.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  97  -

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 21, 2018.

Signature	Title

*	Chairman of the Board of Directors
Merrill A. “Pete” Miller, Jr

/s/ Jeremy D. Thigpen	President and Chief Executive Officer
Jeremy D. Thigpen	(Principal Executive Officer)

/s/ Mark L. Mey	Executive Vice President, Chief Financial Officer
Mark L. Mey	(Principal Financial Officer)

/s/ David Tonnel	Senior Vice President and Corporate Controller
David Tonnel	(Principal Accounting Officer)

*	Director
Glyn A. Barker

*	Director
Vanessa C.L. Chang

*	Director
Frederico F. Curado

*	Director
Chad C. Deaton

*	Director
Tan Ek Kia

*	Director
Vincent J. Intrieri

*	Director
Samuel Merksamer

*	Director
Frederick W. Mohn

*	Director
Edward R. Muller

By: /s/ David Tonnel
(Attorney‑in‑Fact)

-  98  -