Form 10-Q
period 2018-03-31
Transocean Ltd.
filed 2018-05-01
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of April 24, 2018, 461,715,265 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10‑Q

QUARTER ENDED MARCH 31, 2018

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Contract drilling revenues	$664	$738
Other revenues	—	47
	664	785
Costs and expenses
Operating and maintenance	424	347
Depreciation	202	232
General and administrative	47	39
	673	618
Gain on disposal of assets, net	5	2
Operating income (loss)	(4)	169

Other income (expense), net
Interest income	12	6
Interest expense, net of amounts capitalized	(147)	(127)
Other, net	(10)	7
	(145)	(114)
Income (loss) before income tax expense (benefit)	(149)	55
Income tax expense (benefit)	63	(40)

Net income (loss)	(212)	95
Net income (loss) attributable to noncontrolling interest	(2)	4
Net income (loss) attributable to controlling interest	$(210)	$91

Earnings (loss) per share
Basic	$(0.48)	$0.23
Diluted	$(0.48)	$0.23

Weighted-average shares outstanding
Basic	438	390
Diluted	438	390

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2018	2017

Net income (loss)	$(212)	$95
Net income (loss) attributable to noncontrolling interest	(2)	4
Net income (loss) attributable to controlling interest	(210)	91

Components of net periodic benefit costs before reclassifications	(4)	(2)
Components of net periodic benefit costs reclassified to net income	2	1

Other comprehensive loss before income taxes	(2)	(1)
Income taxes related to other comprehensive loss	—	—
Other comprehensive loss	(2)	(1)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive loss attributable to controlling interest	(2)	(1)

Total comprehensive income (loss)	(214)	94
Total comprehensive income (loss) attributable to noncontrolling interest	(2)	4
Total comprehensive income (loss) attributable to controlling interest	$(212)	$90

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$2,712	$2,519
Short-term investments	150	450
Accounts receivable, net of allowance for doubtful accounts of less than $1 at March 31, 2018 and December 31, 2017	576	596
Materials and supplies, net of allowance for obsolescence of $149 and $141 at March 31, 2018 and December 31, 2017, respectively	457	418
Restricted cash accounts and investments	484	466
Other current assets	164	157
Total current assets	4,543	4,606

Property and equipment	25,165	22,693
Less accumulated depreciation	(5,494)	(5,291)
Property and equipment, net	19,671	17,402
Goodwill	460	—
Contract intangible assets	613	—
Deferred income taxes, net	54	47
Other assets	354	355
Total assets	$25,695	$22,410

Liabilities and equity
Accounts payable	$211	$201
Accrued income taxes	112	79
Debt due within one year	1,879	250
Other current liabilities	820	839
Total current liabilities	3,022	1,369

Long-term debt	7,976	7,146
Deferred income taxes, net	82	44
Other long-term liabilities	1,131	1,082
Total long-term liabilities	9,189	8,272

Commitments and contingencies
Redeemable noncontrolling interest	57	58

Shares, CHF 0.10 par value, 509,382,402 authorized, 143,783,041 conditionally authorized, 462,853,862 issued and 461,628,198 outstanding at March 31, 2018, and 417,060,033 authorized, 143,783,041 conditionally authorized, 394,801,990 issued and 391,237,308 outstanding at December 31, 2017	44	37
Additional paid-in capital	11,953	11,031
Retained earnings	1,719	1,929
Accumulated other comprehensive loss	(292)	(290)
Total controlling interest shareholders’ equity	13,424	12,707
Noncontrolling interest	3	4
Total equity	13,427	12,711
Total liabilities and equity	$25,695	$22,410

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Three months ended
	March 31,		March 31,
	2018	2017	2018	2017
	Quantity		Amount
Shares
Balance, beginning of period	391	389	$37	$36
Issuance of shares under share-based compensation plans	3	2	—	1
Issuance of shares in acquisition transactions	68	—	7	—
Balance, end of period	462	391	$44	$37

Additional paid-in capital
Balance, beginning of period			$11,031	$10,993
Share-based compensation			10	10
Issuance of shares under share-based compensation plans			—	(1)
Issuance of shares in acquisition transactions			739	—
Equity component of convertible debt instruments			172	—
Allocated capital for transactions with holders of noncontrolling interest			3	—
Other, net			(2)	(2)
Balance, end of period			$11,953	$11,000

Retained earnings
Balance, beginning of period			$1,929	$5,056
Net income (loss) attributable to controlling interest			(210)	91
Balance, end of period			$1,719	$5,147

Accumulated other comprehensive loss
Balance, beginning of period			$(290)	$(283)
Other comprehensive loss attributable to controlling interest			(2)	(1)
Balance, end of period			$(292)	$(284)

Total controlling interest shareholders’ equity
Balance, beginning of period			$12,707	$15,802
Total comprehensive income (loss) attributable to controlling interest			(212)	90
Share-based compensation			10	10
Issuance of shares in acquisition transactions			746	—
Equity component of convertible debt instruments			172	—
Allocated capital for transactions with holders of noncontrolling interest			3	—
Other, net			(2)	(2)
Balance, end of period			$13,424	$15,900

Noncontrolling interest
Balance, beginning of period			$4	$3
Total comprehensive loss attributable to noncontrolling interest			(1)	(3)
Recognition of noncontrolling interest in business combination			33	—
Acquisition of noncontrolling interest in compulsory acquisition			(30)	—
Allocated capital for transactions with holders of noncontrolling interest			(3)	—
Balance, end of period			$3	$—

Total equity
Balance, beginning of period			$12,711	$15,805
Total comprehensive income (loss)			(213)	87
Share-based compensation			10	10
Issuance of shares in acquisition transactions			746	—
Equity component of convertible debt instruments			172	—
Recognition of noncontrolling interest in business combination			33	—
Acquisition of noncontrolling interest acquired in compulsory acquisition			(30)	—
Other, net			(2)	(2)
Balance, end of period			$13,427	$15,900

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(212)	$95
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	19	—
Depreciation	202	232
Share-based compensation expense	10	10
Gain on disposal of assets, net	(5)	(2)
Deferred income tax benefit	(3)	(19)
Other, net	13	7
Changes in deferred revenues, net	(20)	(68)
Changes in deferred costs, net	1	16
Changes in other operating assets and liabilities, net	98	(90)
Net cash provided by operating activities	103	181

Cash flows from investing activities
Capital expenditures	(53)	(122)
Proceeds from disposal of assets, net	13	4
Unrestricted and restricted cash acquired in business combination	131	—
Deposits into short-term investments	(50)	—
Proceeds from maturities of short-term investments	350	—
Other, net	(15)	—
Net cash provided by (used in) investing activities	376	(118)

Cash flows from financing activities
Repayments of debt	(168)	(72)
Proceeds from investments restricted for financing activities	26	50
Payments to terminate derivative instruments	(92)	—
Other, net	(14)	(3)
Net cash used in financing activities	(248)	(25)

Net increase in unrestricted and restricted cash and cash equivalents	231	38
Unrestricted and restricted cash and cash equivalents at beginning of period	2,975	3,433
Unrestricted and restricted cash and cash equivalents at end of period	$3,206	$3,471

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Overview—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  At March 31, 2018, we owned or had partial ownership interests in and operated 47 mobile offshore drilling units, including 27 ultra‑deepwater floaters, 12 harsh environment floaters, two deepwater floaters and six midwater floaters.  Additionally, at March 31, 2018, we operated two high‑specification jackups that were under contract when we sold the rigs, and we continue to operate such rigs until completion or novation of the respective drilling contracts.  At March 31, 2018, we are constructing two additional ultra‑deepwater drillships.  See Note 7—Drilling Fleet.

Business combination—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”).  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  In connection with these transactions, we issued an aggregate of 68.0 million shares and $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”).  As a result of the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Note 4—Business Combination.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, included in our annual report on Form 10‑K filed on February 21, 2018.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, assets held for sale, goodwill, income taxes, contingencies, share‑based compensation and postemployment benefit plans.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

Business combination—In connection with our acquisition of Songa, we applied the acquisition method of accounting.  Accordingly, we recorded the acquired assets and assumed liabilities at fair value and recognized goodwill to the extent the consideration transferred exceeded the fair value of the net assets acquired.  We estimated the fair values of the acquired assets and assumed liabilities as of the date of the acquisition, and our estimates are subject to adjustment based on our final assessments of the fair values of property and equipment, intangible assets, liabilities and our evaluation of tax positions and contingencies, which are ongoing.  We will complete our final assessments of the fair values of the acquired assets and assumed liabilities and our final evaluations of uncertain tax positions and contingencies within one year of the acquisition date.  See Note 4—Business Combination.

-  6  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Goodwill—We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of a reporting unit may have declined below its carrying value.  We test goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We determined that we have a single reporting unit for this purpose.  Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, as the result of our qualitative assessment, we determine that an impairment test is required, or, alternatively, if we elect to forgo the qualitative assessment, we record an impairment to goodwill to the extent the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.  At March 31, 2018, the carrying amount of our goodwill was $460 million.  See Note 3—Accounting Standards Updates and Note 4—Business Combination.

Contract intangible assets—In connection with our acquisition of Songa, we recognized drilling contract intangible assets related to the acquired drilling contracts for future contract drilling services.  The drilling contract intangible assets represent the amount by which the fixed dayrates of the acquired contracts were above the market dayrates that were available or expected to be available during the term of the contract for similar contracts, measured as of the acquisition date.  We recognize the amortization on a straight‑line basis over the firm contract period as a component of contract drilling revenues.  At March 31, 2018, the carrying amount of our drilling contract intangible assets was $613 million.  See Note 4—Business Combination.

Derivative instruments—We record derivatives on our consolidated balance sheet, measured at fair value.  We recognize the gains and losses associated with changes in the fair value in current period earnings.  See Note 10—Derivative Instruments.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  As of March 31, 2018, we had ceased capitalization of interest costs on one of our two uncontracted newbuild drillships due to a pause in construction in progress.  In the three months ended March 31, 2018 and 2017, we capitalized interest costs of $13 million and $30 million, respectively, for our construction work in progress.

Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current period’s presentation.  In our condensed consolidated balance sheet as of December 31, 2017, we reclassified certain balances receivable from non‑customers, totaling $45 million, from accounts receivable, net, to other current assets.  Such reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Revenue from contracts with customers—Effective January 1, 2018, we adopted the accounting standards update that requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In our evaluation of the requirements, we determined that reimbursement revenues and contract early cancellation and termination fees were part of our single performance obligation, and we determined that reimbursement revenues should be recorded on a gross basis as the service is performed.  Our adoption, using the modified retrospective approach, for which we were not required to make any changes to the prior year presentation, did not have a material effect on our condensed consolidated statements of financial position, operations and cash flows.  See Note 6—Revenues.

Income taxes—Effective January 1, 2018, we adopted the accounting standards update that requires an entity to recognize the income tax consequences of an intra entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring such recognition into future periods.  Our adoption did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Statement of cash flows—Effective January 1, 2018, we adopted the accounting standards update that requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows.  Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our condensed consolidated statements of cash flows, we removed the effect of proceeds from and deposits to restricted accounts from our cash flows provided by or used in operating and financing activities, as applicable.  For the three months ended March 31, 2018 and 2017, such changes did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

-  7  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Retirement benefits—Effective January 1, 2018, we adopted the accounting standards update that requires an employer to disaggregate the service cost component from the other components of net benefit cost related to defined benefit retirement plans and other postemployment benefit plans.  The update requires that the service cost component be presented in the same line item as other compensation costs for employees and the other components of net benefit cost in other income and expense on our condensed consolidated statements of operations.  The update also allows only the service cost component of net benefit cost to be eligible for capitalization.  Our adoption did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Goodwill—Effective January 1, 2018, we early adopted the accounting standards update that simplifies the method for measuring the implied value of goodwill when performing a goodwill impairment test by performing a one‑step test, comparing the fair value of the reporting unit with its carrying amount.  The update eliminates the two‑step requirement to perform procedures to determine the fair value of assets and liabilities on the same basis as required in a business combination.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2019, including interim periods within those annual periods.  Our adoption did not have an effect on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Recently issued accounting standards

Leases—Effective no later than January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Under the updated definition of a lease, we have determined that our drilling contracts could contain a lease component.  In a recent update, targeted improvements were proposed to the accounting standards that provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non‑lease components of revenues for presentation purposes.  Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances.  Additionally, based on the lease arrangements under which we are the lessee as of March 31, 2018, we expect to recognize an aggregate lease liability and a corresponding right‑to‑use asset of between $75 million and $85 million.  We do not expect our adoption to have a material effect on our condensed consolidated statements of financial position, operations and cash flows.  We continue to evaluate the requirements with regard to arrangements under which we are the lessor, the proposed targeted updates and the effects such requirements may have on the disclosures contained in our notes to condensed consolidated financial statements.

Other comprehensive income—Effective no later than January 1, 2019, we will adopt the accounting standards update that allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  The update, which permits early adoption is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods.  We continue to evaluate the requirements and do not expect our adoption to have a material effect on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Business Combination

Overview—On August 13, 2017, we entered into a transaction agreement with Songa pursuant to which we agreed to offer to acquire all of the issued and outstanding shares of Songa subject to certain conditions, through a voluntary exchange offer (the “Offer”) in exchange for consideration per Songa share consisting of (i) 0.3572  newly issued shares of Transocean Ltd. and (ii) approximately $2.99726  principal amount of Exchangeable Bonds to be issued by Transocean Inc., our wholly owned direct subsidiary and a Cayman Islands exempted company.  Additionally, each Songa shareholder could elect to receive a cash payment of NOK 47.50 per Songa share up to a maximum of NOK 125,000 per shareholder in lieu of some or all of the consideration such shareholder would otherwise be entitled to receive in the Offer.  In connection with the acquisition, shareholders at our extraordinary general meeting, on January 16, 2018, approved: (1) the issuance of up to 68.6 million Transocean Ltd. shares, (2) an amendment of our articles of association to create additional authorized share capital, (3) the election of a new director to our board of directors and (4) the issuance of consideration shares from our authorized share capital and shares issuable upon exchange of the Exchangeable Bonds.

We believe the acquisition of Songa strengthens our position as a leader in harsh environment and ultra‑deepwater drilling services by adding high value assets, including four high‑specification harsh environment floaters, supported by significant contract backlog.  Additionally, the acquisition strengthens our footprint in harsh environment operating areas.  We believe the goodwill resulting from the business combination can be attributed to synergies expected to be realized and intangible assets that do not qualify for separate recognition.  In the three months ended March 31, 2018, we incurred acquisition costs of $7 million, recorded in general and administrative costs and expenses.

-  8  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Consideration—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  In connection with the acquisition, we issued 66.9 million shares with a market value of $10.99 per share, based on the market value of our shares on the acquisition date.  We also issued $854 million aggregate principal amount of Exchangeable Bonds, including $562 million aggregate principal amount as partial consideration to Songa shareholders and $292 million aggregate principal amount as settlement for certain Songa indebtedness.  The aggregate fair value of the consideration transferred in the business combination was as follows (in millions):

Total
Consideration transferred
Aggregate fair value of shares issued as partial consideration for Songa shares	$735
Aggregate fair value of Exchangeable Bonds issued as partial consideration for Songa shares	675
Consideration transferred to Songa shareholders	1,410

Aggregate fair value of Exchangeable Bonds issued for settlement of certain Songa indebtedness	351
Total consideration transferred in business combination	$1,761

Assets and liabilities—As of January 30, 2018, we estimated the fair value of assets acquired, liabilities assumed and noncontrolling interest as follows (in millions):

Total
Assets acquired
Cash and cash equivalents	$113
Accounts receivable	115
Other current assets	80
Property and equipment	2,415
Goodwill	460
Contract intangible assets	632

Liabilities assumed
Accounts payable and other current liabilities	177
Debt	1,768
Other long-term liabilities	76
Net assets acquired	1,794

Noncontrolling interest in business combination	33
Controlling interest acquired in business combination	$1,761

We estimated the fair value of the rigs and related equipment by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the acquisition date.  Additionally, we estimated the fair value of the drilling contracts by comparing the contractual dayrates over the remaining firm contract term and option periods relative to the projected market dayrates as of the acquisition date.  Our estimates of fair value for these assets required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  We estimated the fair value of the debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

We have not completed our estimates of the fair values of assets acquired and liabilities assumed.  We continue to review the estimated fair values of property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.  Estimating fair value for such assets and liabilities requires significant assumptions and judgment, which increases the likelihood that the estimates may require adjustment, and such adjustments could be material.

Noncontrolling interest—On March 28, 2018, we acquired the remaining Songa shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  As consideration for the remaining Songa shares, we issued 1.1 million shares and $9 million aggregate principal amount of Exchangeable Bonds and we made an aggregate cash payment of $8 million to Songa shareholders that elected to receive a cash payment or failed to make an election, for an aggregate fair value of $30 million.

Contract intangible assets—In the three months ended March 31, 2018, we recognized contract intangible amortization of $19 million, recorded as a reduction of contract drilling revenues.  At March 31, 2018, the aggregate carrying amount of contract intangible assets was $613 million, which we expect to amortize over the remaining contract periods, through March 2024.  As of March 31, 2018, the estimated future amortization of contract intangible assets was as follows (in millions):

-  9  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Total
Twelve months ending March 31,
2019	$118
2020	117
2021	117
2022	117
2023	106
Thereafter	38
Total carrying amount of contract intangible assets	$613

Pro forma combined operating results—We have included the operating results of Songa in our condensed consolidated results of operations, commencing on the acquisition date, January 30, 2018.  In the three months ended March 31, 2018, our condensed consolidated statement of operations includes revenues and net loss of $84 million and $3 million, respectively, associated with the operations of Songa.  Pro forma combined operating results, assuming the acquisition was completed as of January 1, 2017, were as follows (in millions, except per share data):

	Three months ended
	March 31,
	2018	2017
Contract drilling revenues	$713	$904
Net income (loss)	(205)	100
Per share earnings (loss) - basic and diluted	(0.44)	0.21

The pro forma financial information includes various adjustments, primarily related to additional depreciation resulting from the fair value adjustments to the acquired property and equipment and amortization resulting from the contract intangible assets.  The pro forma information is not necessarily indicative of the results of operations had the acquisition of Songa been completed on the assumed dates or the results of operations for any future periods.

Note 5—Variable Interest Entity

Angola Deepwater Drilling Company Limited (“ADDCL”), a consolidated Cayman Islands company, is a variable interest entity for which we are the primary beneficiary.  The carrying amount of ADDCL, after eliminating the effect of intercompany transactions, was as follows (in millions):

	March 31,	December 31,
	2018	2017
Assets	$710	$716
Liabilities	5	7
Net carrying amount	$705	$709

Note 6—Revenues

Overview—The services we perform represent a single performance obligation under our drilling contracts with customers that is satisfied over time.  We earn revenues primarily by performing the following activities: (i) providing our drilling rig, work crews, related equipment and services necessary to operate the rig (ii) delivering the drilling rig by mobilizing to and demobilizing from the drill location, and (iii) performing certain pre‑operating activities, including rig preparation activities or equipment modifications required for the contract.

We recognize revenues earned under our drilling contracts based on variable dayrates, which range from a full operating dayrate to lower rates or zero rates for periods when drilling operations are interrupted or restricted, based on the specific activities we perform during the contract on an hourly, or more frequent, basis.  Such dayrate consideration is attributed to the distinct time period to which it relates within the contract term, and therefore, recognized as we perform the services.  We recognize reimbursement revenues and the corresponding costs as we provide the customer‑requested goods and services, when such reimbursable costs are incurred while performing drilling operations.  Prior to performing drilling operations, we may receive pre‑operating revenues, on either a fixed lump‑sum or variable dayrate basis, for mobilization, contract preparation, customer‑requested goods and services or capital upgrades, which we recognize on a straight‑line basis over the estimated firm contract period.  We recognize losses for loss contracts as such losses are incurred.  We recognize revenues for demobilization or from contract terminations as we fulfill our obligations and all contingencies have been resolved.

The duration of our performance obligation varies by contract.  At March 31, 2018, the expected remaining duration of our drilling contracts extends through February 2028, excluding unexercised options.  In the three months ended March 31, 2018, we recognized

-  10  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

revenues of $48 million from performance obligations satisfied in previous periods, primarily related to our customer’s termination of the contract for Discoverer Clear Leader, effective November 2017, and certain revenues recognized on a cash basis.

We have taken the optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.

To obtain contracts with our customers, we incur costs to prepare a rig for contract and deliver, or mobilize a rig to the drilling location.  We defer pre‑operating costs, such as contract preparation and mobilization costs, and recognize such costs on a straight‑line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated firm period of drilling.  In the three months ended March 31, 2018 and 2017, we recognized costs of $12 million and $13 million, respectively, associated with pre‑operating costs for contracts with customers.  At March 31, 2018 and December 31, 2017, the unrecognized pre‑operating costs to obtain contracts was $22 million and $18 million, respectively, recorded in other assets.

Revenue disaggregation—In the three months ended March 31, 2018 and 2017, we recognized revenues as follows (in millions):

	Three months ended March 31, 2018
	U.S.	U.K.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$349	$—	$—	$—	$29	$378
Harsh environment floaters	—	22	122	—	60	204
Deepwater floaters	—	—	—	24	11	35
Midwater floaters	—	11	—	—	9	20
High-specification jackups	—	—	—	—	27	27
Total revenues	$349	$33	$122	$24	$136	$664

	Three months ended March 31, 2017
	U.S.	U.K.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$404	$—	$—	$83	$58	$545
Harsh environment floaters	—	80	16	—	28	124
Deepwater floaters	—	—	—	24	11	35
Midwater floaters	—	5	—	—	9	14
High-specification jackups	—	21	—	—	46	67
Total revenues	$404	$106	$16	$107	$152	$785

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation and capital upgrades using the straight‑line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	January 1,
	2018	2018
Deferred contract revenues, recorded in other current liabilities	$174	$203
Deferred contract revenues, recorded in other long-term liabilities	431	422
Total contract liabilities	$605	$625

Significant changes in contract liabilities were as follows (in millions):

Three months
ended
March 31, 2018
Total contract liabilities, at beginning of period	625
Decrease due to recognition of revenues for goods and services	(65)
Increase due to goods and services transferred over time	45
Total contract liabilities, at end of period	$605

-  11  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 7—Drilling Fleet

Construction work in progress—For the three months ended March 31, 2018 and 2017, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Three months ended
	March 31,
	2018	2017
Construction work in progress, at beginning of period	$1,392	$2,171

Capital expenditures
Newbuild construction program	30	88
Other equipment and construction projects	23	34
Total capital expenditures	53	122
Changes in accrued capital additions	1	(18)
Construction work in progress acquired in business combination	26	—

Property and equipment placed into service
Newbuild construction program	(903)	—
Other property and equipment	(3)	(41)
Construction work in progress, at end of period	$566	$2,234

Dispositions—During the three months ended March 31, 2018, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the ultra‑deepwater floaters Cajun Express, Sedco Energy and Sedco Express, along with related assets.  In the three months ended March 31, 2018, we received aggregate net cash proceeds of $12 million associated with the disposal of these assets.  In the three months ended March 31, 2018, we received aggregate net cash proceeds of $1 million and recognized an aggregate net gain of $5 million associated with the disposal of assets unrelated to rig sales.

During the three months ended March 31, 2017, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the midwater floater GSF Rig 140, along with related assets.  In the three months ended March 31, 2017, we received aggregate net cash proceeds of $3 million and recognized an aggregate net gain of $2 million associated with the disposal of this asset.  In the three months ended March 31, 2017, we received cash proceeds of $1 million and recognized an aggregate net gain of less than $1 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At March 31, 2018, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floater Deepwater Pathfinder and the deepwater floater Transocean Marianas, along with related assets, was $10 million, recorded in other current assets.  At December 31, 2017, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, Sedco Energy and Sedco Express and the deepwater floater Transocean Marianas, along with related assets, was $22 million, recorded in other current assets.

Note 8—Income Taxes

Tax provision and rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the three months ended March 31, 2018 and 2017, our estimated effective tax rate, excluding discrete items, was (42.8) percent and 82.1 percent, respectively, based on estimated annual income or loss before income taxes.  In the three months ended March 31, 2018, compared to the three months ended March 31, 2017, our effective tax rate decreased primarily due to changes in the relative blend of income from operations in certain jurisdictions partially offset by the U.S. base erosion and anti‑abuse tax.

We consider the tax effect, if any, of the excluded items as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the three months ended March 31, 2018 and 2017, the effect of the various discrete period tax items was a net tax benefit of $1 million and $77 million, respectively.  In the three months ended March 31, 2018, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and remeasurement of the deferred tax assets for a tax rate change.  In the three months ended March 31, 2017, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  For the three months ended March 31, 2018 and 2017, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (42.2) percent and (73.0) percent, respectively, based on income or loss before income tax expense.

U.S. tax reform—In December 2017, the U.S. enacted the 2017 Tax Act, which included prospective changes beginning in 2018, including a base erosion and anti‑abuse tax (“BEAT”), a global intangible low‑taxed income (“GILTI”) tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest and repeal of the domestic manufacturing deduction.

-  12  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Effective January 1, 2018, we elected to treat any potential GILTI inclusions as a period cost.  We have evaluated our bare boat charter structure and believe that our U.S. operations are subject to BEAT and have reflected the estimated impact of this tax in our provision for the three months ended March 31, 2018.

Transition tax on foreign earnings—Upon enactment of the 2017 Tax Act, we did not have the necessary information available, prepared and analyzed to develop a reasonable estimate of the transition tax.  We have not yet completed our calculation of the post‑1986 earnings and profits for the foreign subsidiaries of our U.S. subsidiaries or determined the amounts of those earnings held in cash and other assets necessary to determine the transition tax.  The determination of the transition tax requires further analysis regarding the amount and composition of our historical foreign earnings, which is expected to be completed and reflected in our financial statements issued for subsequent reporting periods that fall within the measurement period provided by Staff Accounting Bulletin No. 118.  The transition tax will also impact the utilization of our foreign tax credits and net operating losses generated in the U.S. which will impact our valuation allowance analysis related to those deferred tax assets and could have a material impact to our valuation allowances.  Because we have not completed our analysis of the amount and composition of our historical foreign earnings and the associated transition tax, we also cannot determine the associated impact on our assertion that the unremitted earnings of the foreign subsidiaries of our U.S. subsidiaries will be indefinitely reinvested.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities issued a tax assessment with respect to our tax returns for the years 2000 through 2004, which is currently for an aggregate amount of BRL 857 million, equivalent to approximately $259 million, including penalties and interest.  On January 25, 2008, we filed a protest letter with the Brazilian tax authorities for this tax assessment, and we are currently engaged in the appeals process.  On May 19, 2014, the Brazilian tax authorities issued a tax assessment with respect to our Brazilian income tax returns for the years 2009 and 2010, which is currently for an aggregate amount of BRL 145 million, equivalent to approximately $44 million, including penalties and interest.  On June 18, 2014, we filed a protest letter with the Brazilian tax authorities for this tax assessment.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Eksportfinans Loan due January 2018	$—	$26	$—	$26
6.50% Senior Notes due November 2020	286	286	288	288
6.375% Senior Notes due December 2021	328	328	327	327
5.52% Senior Secured Notes due May 2022	343	362	337	356
3.80% Senior Notes due October 2022	506	506	502	502
0.50% Exchangeable Bonds due January 2023	863	—	862	—
9.00% Senior Notes due July 2023	1,250	1,250	1,217	1,216
7.75% Senior Secured Notes due October 2024	540	540	527	526
6.25% Senior Secured Notes due December 2024	562	562	550	549
Senior Secured Term Loan Facility due August 2025	578	—	583	—
7.50% Junior Secured Bonds due August 2025	177	—	179	—
7.50% Senior Notes due January 2026	750	750	742	742
Senior Secured Term Loan Facility due March 2026	879	—	885	—
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	307	307
Capital lease contract due August 2029	533	541	533	541
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	9,928	7,484	9,855	7,396
Less debt due within one year
Eksportfinans Loan due January 2018	—	26	—	26
5.52% Senior Secured Notes due May 2022	80	79	77	77
3.80% Senior Notes due October 2022	8	—	8	—
7.75% Senior Secured Notes due October 2024	60	60	57	57
6.25% Senior Secured Notes due December 2024	62	62	60	60
Senior Secured Term Loan Facility due August 2025	578	—	583	—
7.50% Junior Secured Bonds due August 2025	177	—	179	—
Senior Secured Term Loan Facility due March 2026	879	—	885	—
Capital lease contract due August 2029	30	30	30	30
Total debt due within one year	1,874	257	1,879	250
Total long-term debt	$8,054	$7,227	$7,976	$7,146

Scheduled maturities—At March 31, 2018, the scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending March 31,
2019	$1,874
2020	240
2021	532
2022	559
2023	1,544
Thereafter	5,179
Total principal amount of debt	9,928
Total debt-related balances, net	(73)
Total carrying amount of debt	$9,855

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  As of March 31, 2018, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

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

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At March 31, 2018, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At March 31, 2018, we had no borrowings outstanding, $7 million of letters of credit issued, and we had $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.  See Note 13—Commitments and Contingencies—Global Marine litigation.

Debt issuance

Exchangeable bonds—In connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of Exchangeable Bonds, as partial consideration for the Songa shares and as consideration for refinancing certain Songa indebtedness.  Transocean Inc., our wholly owned direct subsidiary, is the issuer of the Exchangeable Bonds, for which Transocean Ltd. has provided a full and unconditional guarantee.  We are required to pay interest on the Exchangeable Bonds semiannually on January 30 and July 30 of each year, beginning on July 30, 2018.  The Exchangeable Bonds may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  Holders of Exchangeable Bonds may require us to repurchase all or a portion of such holder’s Exchangeable Bonds upon the occurrence of certain events.  The Exchangeable Bonds had an aggregate fair value of $1.04 billion, measured as of the issuance date, and we recorded the value above par, representing a substantial premium of $172 million, to additional paid‑in capital.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

Debt assumption

Senior Secured Term Loan Facilities—In connection with the Songa acquisition, we assumed rights and obligations under credit agreements establishing the senior secured term loan facility due August 2025 (the “Senior Secured Term Loan due August 2025”) and the senior secured term loan facility due March 2026 (the “Senior Secured Term Loan due March 2026” and, together, the “Senior Secured Term Loans”).  Borrowings under the Senior Secured Term Loan due August 2025 and the Senior Secured Term Loan due March 2026 bear interest at LIBOR plus 3.00 percent and LIBOR plus 2.50 percent, respectively.  The Senior Secured Term Loans require scheduled quarterly installments of interest and principal.  The credit agreements for the Senior Secured Term Loans limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, to engage in certain sale and lease back transactions covering any of our drilling units, to allow our subsidiaries to incur certain additional debt, or to engage in certain merger, consolidation or reorganization transactions or to enter into a scheme of arrangement qualifying as an amalgamation.  Additionally, the credit agreements contain covenants that require us to maintain the following: (a) minimum amounts of liquidity, working capital and equity, (b) a maximum leverage ratio and (c) minimum ratios of equity, interest coverage and asset value-to-loan coverage.  The borrowings under the Senior Secured Term Loans are secured by the assets and earnings associated with the harsh environment floaters Songa Equinox,  Songa Endurance,  Songa Encourage and Songa Enabler.  At March 31, 2018, the weighted average interest rate for borrowings under the Senior Secured Term Loan due August 2025 and the Senior Secured Term Loan due March 2026 was 4.77 percent and 3.83 percent, respectively.

The credit agreements also contain change of control clauses, for which we received waivers from the lenders, which expire on August 31, 2018.  Accordingly, we have classified the borrowings under the Senior Secured Term Loans as debt due within one year.  We are evaluating alternatives for refinancing, restructuring or retiring the Senior Secured Term Loans.

Junior Secured Bonds—In connection with the Songa acquisition, we assumed the rights and obligations under a subscription agreement establishing a junior secured bond facility, which is scheduled to expire in August 2025 (the “Junior Secured Bonds”).  Borrowings under the Junior Secured Bonds bear interest at 7.50 percent.  The Junior Secured Bonds require scheduled quarterly installments of interest and principal.  The subscription agreement for the Junior Secured Bonds contains covenants consistent with those under the credit agreements for the Senior Secured Term Loans.  The borrowings under the Junior Secured Bonds are secured by the assets and earnings associated with the harsh environment floaters Songa Equinox and Songa Endurance, and such borrowings are subordinate to the borrowings under the Senior Secured Term Loans.

-  15  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

The subscription agreement also contains change of control clauses, for which we received waivers from the lenders, which expire on August 31, 2018.  On February 12, 2018, we served notice of our intent to call the Junior Secured Bonds, effective August 12, 2018.  Accordingly, we have classified the borrowings under the Junior Secured Bonds as debt due within one year.

Other debt—In connection with the Songa acquisition, we assumed the indebtedness related to two bond loans (together, the “Bond Loans”), previously publicly traded on the Oslo stock exchange.  On the acquisition date, the Bond Loans had an aggregate principal amount of NOK 337 million, equivalent to $44 million.  On March 14, 2018, we made a cash payment of NOK 345 million, equivalent to $44 million, to repay the Bond Loans.

We also assumed the rights and obligations under a credit agreement, expiring March 31, 2018, for a secured borrowing facility.  On February 2, 2018, we made a cash payment of $23 million to repay the borrowings outstanding under the secured borrowing facility.

Debt retirements

During the three months ended March 31, 2017, we repurchased in the open market an aggregate principal amount of $15 million of our debt securities for an aggregate cash payment of $15 million.  As a result of the repurchases, we retired the respective aggregate principal amounts of our debt securities as follows: $3 million of the 6.50% Senior Notes due November 2020, $6 million of the 6.375% Senior Notes due 2021, and $6 million of the 3.80% Senior Notes due 2022.

Note 10—Derivative Instruments

Interest rate swaps—In connection with the Songa acquisition, we acquired interest rate swaps, which were previously designated but no longer qualify as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the Senior Secured Term Loan Facilities, which are expected to be refinanced, restructured or retired by August 31, 2018.  On the acquisition date, the aggregate fair value of the undesignated interest rate swaps represented an asset of $14 million.  In the three months ended March 31, 2018, we recognized a gain of $3 million, recorded in other, net, associated with the fair value adjustments to the undesignated interest rate swaps.  At March 31, 2018, the aggregate fair value of the undesignated interest rate swaps was $17 million, recorded in other current assets.

At March 31, 2018, the aggregate notional amounts and weighted average interest rates for our undesignated interest rate swaps were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate	Fixed or	Weighted	Aggregate	Fixed or	Weighted
	notional	variable	average	notional	variable	average
	amount	rate	rate	amount	rate	rate
Undesignated interest rate swaps	$743	fixed	1.65%	$743	variable	2.19%

Forward exchange contracts—In connection with the Songa acquisition, we acquired certain undesignated forward exchange contracts, extending through May 2018, which represent an economic hedge to reduce the variability of cash payments of expenditures denominated in Norwegian krone.  On the acquisition date, the aggregate fair value of the forward exchange contracts represented an asset of $4 million.  In the three months ended March 31, 2018, we recognized a loss of $3 million, recorded in other, net, associated with the fair value adjustments resulting from currency exchange rates.  At March 31, 2018, the aggregate fair value of the undesignated forward exchange contracts was $1 million, recorded in other current assets.

At March 31, 2018, the aggregate notional amounts and a weighted average exchange rate for our undesignated forward exchange contracts were as follows (in millions, except weighted average exchange rate):

	Aggregate notional amount			Exchange
	Pay	Receive		rate
Undesignated forward exchange contracts	$30	NOK	245	8.15

Currency swaps—Additionally, in connection with our Songa acquisition, we acquired currency swaps, which were previously designated as a cash flow hedge, to reduce the variability of cash interest payments and the final cash principal payment associated with the Bond Loans resulting from the changes in the U.S. dollar to Norwegian krone exchange rate.  On the acquisition date, the aggregate fair value of the currency swaps represented a liability of $81 million.  In the three months ended March 31, 2018, we settled and terminated the currency swaps for an aggregate cash payment of $92 million, and we recognized a loss of $11 million, recorded in other, net.

-  16  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Postemployment Benefit Plans

The components of net periodic benefit costs, before tax, and funding contributions for our postemployment benefit plans were as follows (in millions):

	Three months ended March 31, 2018				Three months ended March 31, 2017
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$—	$2	$—	$2	$1	$1	$—	$2
Interest cost	15	3	—	18	16	3	—	19
Expected return on plan assets	(18)	(6)	—	(24)	(18)	(5)	—	(23)
Actuarial loss, net	2	1	—	3	1	—	—	1
Prior service cost, net	—	—	(1)	(1)	—	—	(1)	(1)
Net periodic benefit costs	$(1)	$—	$(1)	$(2)	$—	$(1)	$(1)	$(2)

Funding contributions	$—	$9	$1	$10	$1	$6	$1	$8

Note 12—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings (loss) were as follows (in millions, except per share data):

	Three months ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss) attributable to controlling interest	$(210)	$(210)	$91	$91
Undistributed earnings allocable to participating securities	—	—	(2)	(2)
Net income (loss) available to shareholders	$(210)	$(210)	$89	$89

Denominator for earnings (loss) per share
Weighted-average shares outstanding	438	438	390	390
Effect of stock options and other share-based awards	—	—	—	—
Weighted-average shares for per share calculation	438	438	390	390

Per share earnings (loss)	$(0.48)	$(0.48)	$0.23	$0.23

In the three months ended March 31, 2018 and 2017, we excluded from the calculation 11.0 million and 1.9 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three months ended March 31, 2018, we excluded from the calculation 56.3 million shares issuable upon conversion of the Exchangeable Bonds, since the effect would have been anti‑dilutive.

Note 13—Commitments and Contingencies

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

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At March 31, 2018 and December 31, 2017, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $219 million, recorded in other current liabilities, the majority of which is related to our settlement with the PSC.

-  17  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act, for which our subsidiary is no longer subject to probation.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine and certain cash contributions payable in scheduled installments.  In the three months ended March 31, 2017, we made a cash payment of $60 million, representing the final installment for our obligations under the Plea Agreement.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed the PSC Settlement Agreement with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) 72.8 percent to private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law ; and (2) 27.2 percent to private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Thirty claimants elected to opt out of the PSC Settlement Agreement.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts established by the MDL Court for the settlement.  On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In November 2017, the MDL Court released $25 million from the escrow accounts for payment of attorneys’ fees.  At March 31, 2018 and December 31, 2017, the aggregate cash balance in escrow accounts was $213 million and $212 million, respectively, recorded in restricted cash accounts and investments.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At March 31, 2018, eight plaintiffs have claims pending in Louisiana in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2018, the subsidiary was a defendant in approximately 98 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than insurance policies, rights and proceeds, including (i) certain policies subject to litigation and (ii) certain rights and proceeds held directly or indirectly through a qualified settlement fund.  The subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly, including from settlements and payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the year ended December 31, 2006, the state tax authorities of Rio de Janeiro in Brazil issued to one of our subsidiaries tax assessments on equipment imported into the state in connection with our operations, resulting from a preliminary finding by these authorities that our record keeping practices were deficient.  At March 31, 2018, the aggregate tax assessment was for BRL 534 million, equivalent to approximately $162 million, including interest and penalties.  In September 2006, we filed an initial response refuting these tax assessments, and, in September 2007, the state tax authorities confirmed that they believe the tax assessments are valid.  On September 27, 2007, we filed an appeal with the state Taxpayer’s Council contesting the assessments.  In November 2017, the Third Chamber of the Taxpayer’s Council for administrative proceedings ruled in our favor on the validity of the initial tax claims.  The ruling is subject to appeal by the state tax authorities.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Nigerian Cabotage Act litigation—In October 2007, three of our subsidiaries were each served a Notice and Demand from the Nigeria Maritime Administration and Safety Agency, imposing a two percent surcharge on the value of all contracts performed by us in

-  18  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

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

Global Marine litigation—On November 28, 2017, Wilmington Trust Company, in its capacity as trustee, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Global Marine Inc. (“Global Marine”), one of our wholly owned, indirect subsidiaries, seeking a declaratory judgment that Global Marine is in default under the indenture governing its $300 million of outstanding 7.00% Notes due June 2028.  We disagree with the assertions in the lawsuit and believe that Global Marine is in compliance with the indenture and has meritorious defenses against these allegations, although it can make no assurance regarding the outcome of the lawsuit, including the actual amount that would be due in the event that the lawsuit is successful.  The notes are neither guaranteed by, nor recourse to, Transocean Ltd. or our other subsidiaries.  The claimants seek payment prior to the scheduled maturity of the principal amount of notes outstanding and accrued but unpaid interest as well as make‑whole amounts under the indenture.  In addition, the acceleration of the amounts due under the indenture could, absent a waiver from the requisite lenders, result in an event of default under our currently undrawn Five ‑Year Revolving Credit Facility.  We intend to vigorously defend the lawsuit.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the proceedings to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

-  19  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

environmental matters, including the liability for all other related pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, is adequately accrued and should not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 14—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,712	$2,712	$2,519	$2,519
Short-term investments	150	150	450	450
Restricted cash and cash equivalents	494	494	456	456
Restricted investments	7	7	33	33
Long-term debt, including current maturities	9,855	9,941	7,396	7,538
Derivative instruments, assets	18	18	—	—

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest.  Our cash equivalents are primarily invested in short‑term time deposits and money market funds.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturities of the instruments.  At March 31, 2018 and December 31, 2017, the aggregate carrying amount of our cash equivalents was $2.0 billion and $2.1 billion, respectively.

Short‑term investments—The carrying amount of our unrestricted short‑term investments represents the historical cost of the time deposits in which they are invested.  The carrying amount of such short‑term investments approximates fair value because of the near‑term maturities of the instruments.

Restricted cash and cash equivalents—The carrying amount of our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order, approximates fair value due to the near‑term maturities of the instruments in which the restricted balances are held.  At March 31, 2018, the aggregate carrying amount of such restricted cash and cash equivalents was $494 million, including $484 million and $10 million recorded in current assets and other assets, respectively.  At December 31, 2017, the aggregate carrying amount of such restricted cash and cash equivalents was $456 million, including $440 million and $16 million recorded in current assets and other assets, respectively.

Restricted investments—The carrying amount of our restricted investments, which are pledged for security of certain other credit arrangements, represents the amortized historical cost of the investment.  The carrying amount of such restricted investments approximates fair value because of the near‑term maturities of the instruments.  At March 31, 2018, the aggregate carrying amount of the restricted cash investments was $7 million, recorded in other assets.  At December 31, 2017, the aggregate carrying amount of the restricted cash investments was $26 million and $7 million, recorded in current assets and other assets, respectively.

Debt—The carrying amount of our debt represents the principal amount, net of unamortized discounts, premiums, debt issue costs and fair value adjustments.  We measured the estimated fair value of our debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

Derivative instruments—The carrying amount of our derivative instruments represents the estimated fair value of such instruments.  We measured the estimated fair value of our derivative instruments using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investment in recruitment, retention and personnel development initiatives, defined benefit pension plan contributions, the timing of severance payments and benefit payments.

Forward‑looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪	“anticipates”	▪	“could”	▪	“forecasts”	▪	“might”	▪	“projects”
▪	“believes”	▪	“estimates”	▪	“intends”	▪	“plans”	▪	“scheduled”
▪	“budgets”	▪	“expects”	▪	“may”	▪	“predicts”	▪	“should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10‑K for the year ended December 31, 2017;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to obtain drilling contracts for our rigs that do not have contracts;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	losses on impairment of long‑lived assets;
▪	shipyard, construction and other delays;
▪	the results of meetings of our shareholders;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 24, 2018, we owned or had partial ownership interests in and operated 47 mobile offshore drilling units, including 27 ultra‑deepwater floaters, 12 harsh environment floaters, two deepwater floaters and six midwater floaters.  We also operate one high‑specification jackup that was under a drilling contract when the rig was sold, and we continue to operate the rig until completion or novation of the drilling contract.  At April 24, 2018, we are constructing two additional ultra‑deepwater drillships.  See “—Significant Events.”

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

Significant Events

Business combination—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  In connection with these transactions, we issued 68.0 million shares and $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”).  As a result of the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Notes to Condensed Consolidated Financial Statements—Note 4—Business Combination and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—In February 2018, we completed the construction of and placed into service the ultra‑deepwater floater Deepwater Poseidon.  See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the three months ended March 31, 2018, we completed the sale of three ultra‑deepwater floaters, along with related equipment, for which we received aggregate net cash proceeds of $12 million.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling Fleet.”

Outlook

Drilling market—Our long‑term view of the offshore drilling market is positive, especially for harsh environment and ultra‑deepwater floaters.  Brent oil prices have exceeded $70 per barrel improving our customers’ economics of drilling oil and gas wells.  This is, in large part, due to favorable trends in the hydrocarbon supply‑demand balance where oil supply has declined relative to demand.

Over the past year, opportunities have increased for our drilling services.  In markets requiring harsh environment floating drilling rigs, such as the Norwegian North Sea and eastern Canada, the limited supply of these specialized rigs has improved fleet utilization, which is resulting in increased dayrates on high‑specification rigs being tendered for new work.  Outside of harsh environment markets, the excess supply of ultra‑deepwater floaters relative to demand has delayed improvement of dayrates despite the increase in contract activity.  However, as the hydrocarbon supply‑demand balance improves, we expect that stability and sustained improvement of oil prices, will ultimately result in greater demand for ultra‑deepwater drilling rigs and improvement of dayrates as utilization tightens.

As of April 18, 2018, our contract backlog was $12.5 billion compared to $12.8 billion as of February 19, 2018.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished.

-  22  -

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of April 18, 2018, the uncommitted fleet rates for the remainder of 2018 and each of the four years in the period ending December 31, 2022 were as follows:

	2018	2019	2020	2021	2022
Uncommitted fleet rate
Ultra-deepwater floaters	68%	69%	81%	83%	86%
Harsh environment floaters	50%	59%	55%	58%	64%
Deepwater floaters	46%	100%	100%	100%	100%
Midwater floaters	85%	93%	100%	100%	100%

Performance and Other Key Indicators

Contract backlog—Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be significant to our contract drilling revenues.

The contract backlog represents the maximum contract drilling revenues that can be earned considering the contractual operating dayrate in effect during the firm contract period and represents the basis for the maximum revenues in our revenue efficiency measurement.  To determine maximum revenues for purposes of calculating revenue efficiency, however, we include the revenues earned for mobilization, demobilization and contract preparation, other incentive provisions or cost escalation provisions, which are excluded from the amounts presented for contract backlog.  The contract backlog for our fleet was as follows:

	April 18,	February 19,	October 26,
	2018	2018	2017
Contract backlog	(In millions)
Ultra-deepwater floaters	$8,142	$8,367	$8,664
Harsh environment floaters	4,163	4,269	450
Deepwater floaters	81	105	155
Midwater floaters	48	60	83
High-specification jackups	25	38	71
Total contract backlog	$12,459	$12,839	$9,423

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

The contract backlog for high‑specification jackups represents the backlog for one high‑specification jackup that was under contract when we sold the rig, and we continue to operate such rig until completion or novation of the respective drilling contract.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling Fleet.”

In February 2018, after experiencing equipment breakdown that could not be repaired timely, we and our customer mutually agreed to amend the drilling contract for Transocean Leader at a reduced dayrate and for reduced duration, which resulted in the removal of approximately $112 million from the contract backlog for harsh environment floaters, as presented above.

-  23  -

Average daily revenue—Average daily revenue is defined as contract drilling revenues, excluding revenues for contract terminations and reimbursements, earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Average daily revenue
Ultra-deepwater floaters	$381,600	$440,000	$519,900
Harsh environment floaters	$279,100	$202,900	$276,700
Deepwater floaters	$193,400	$202,400	$192,000
Midwater floaters	$111,500	$90,300	$92,300
High-specification jackups	$150,000	$145,500	$141,200
Total fleet average daily revenue	$287,600	$296,700	$337,700

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may also be affected by revenues for lump sum bonuses or demobilization fees received from our customers and is reduced by the amortization of the contract intangible assets acquired in the Songa acquisition.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high‑specification jackups are typically contracted at lower dayrates compared to ultra‑deepwater floaters and harsh environment floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, except when we continue to operate rigs subsequent to sale, as we do with one of the high‑specification jackups sold in May 2017.

Revenue efficiency—Revenue efficiency is defined as actual contract drilling revenues, excluding revenues for contract terminations and reimbursements, for the measurement period divided by the maximum revenue calculated for the measurement period, expressed as a percentage.  Maximum revenue is defined as the greatest amount of contract drilling revenues, excluding revenues for contract terminations and reimbursements, the drilling unit could earn for the measurement period, excluding amounts related to incentive provisions.  The revenue efficiency rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Revenue efficiency
Ultra-deepwater floaters	88%	91%	98%
Harsh environment floaters	95%	95%	97%
Deepwater floaters	93%	96%	93%
Midwater floaters	97%	96%	91%
High-specification jackups	99%	99%	104%
Total fleet average revenue efficiency	92%	92%	98%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Rig utilization
Ultra-deepwater floaters	35%	39%	36%
Harsh environment floaters	84%	80%	70%
Deepwater floaters	100%	100%	67%
Midwater floaters	38%	50%	27%
High-specification jackups	97%	100%	50%
Total fleet average rig utilization	52%	53%	43%

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

-  24  -

Operating Results

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	March 31,
	2018	2017	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,153	2,187	(34)	(2)%
Average daily revenue	$287,600	$337,700	$(50,100)	(15)%
Revenue efficiency	92%	98%
Rig utilization	52%	43%

Contract drilling revenues	$664	$738	$(74)	(10)%
Other revenues	—	47	(47)	nm

Operating and maintenance expense	(424)	(347)	(77)	(22)%
Depreciation expense	(202)	(232)	30	13%
General and administrative expense	(47)	(39)	(8)	(21)%
Gain on disposal of assets, net	5	2	3	nm
Operating income (loss)	(4)	169	(173)	nm
Other income (expense), net
Interest income	12	6	6	nm
Interest expense, net of amounts capitalized	(147)	(127)	(20)	(16)%
Other, net	(10)	7	(17)	nm
Income (loss) before income tax expense	(149)	55	(204)	nm
Income tax (expense) benefit	(63)	40	(103)	nm
Net income (loss)	$(212)	$95	$(307)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the following: (a) approximately $100 million resulting from lower dayrates, (b) approximately $80 million resulting from a greater number of rigs idle or stacked, (c) approximately $60 million resulting from lower activity across the fleet, (d) approximately $45 million resulting from lower revenue efficiency and (e) approximately $40 million resulting from rigs sold or classified as held for sale.  These decreases were partially offset by the following: (a) approximately $84 million resulting from the Songa acquisition, (b) approximately $75 million resulting from our newbuild ultra‑deepwater drillship that commenced operations subsequent to January 1, 2017, (c) approximately $60 million resulting from the reactivation of one rig, (d) approximately $38 million resulting from contract early terminations and cancellations and (e) approximately $26 million of reimbursement revenues.

Other revenues for the three months ended March 31, 2017 included revenues of $37 million resulting from contract early terminations and cancellations and $10 million of reimbursement revenues.  For the three months ended March 31, 2018, these activities are presented in contract drilling revenues as part of our single performance obligation.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the following: (a) approximately $50 million resulting from operations acquired in the Songa acquisition, (b) approximately $35 million resulting from the reactivation of three rigs, (c) approximately $20 million resulting from our newbuild ultra‑deepwater drillship that commenced operations subsequent to January 1, 2017 and (d) approximately $15 million resulting from increased reimbursable costs.  These increases were partially offset by: (a) approximately $30 million resulting from a greater number of rigs idle or stacked and (b) approximately $20 million resulting from rigs sold or classified as held for sale.

Depreciation expense decreased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the following: (a) approximately $44 million resulting from rigs sold or classified as held for sale and (b) approximately $8 million resulting from the retirement or full depreciation of certain assets.  These decreases were partially offset by: (a) approximately $14 million related to the harsh environment floaters acquired in connection with our acquisition of Songa and (b) approximately $12 million resulting from our newbuild ultra‑deepwater drillships placed into service subsequent to March 31, 2017.

General and administrative expense increased primarily due to $7 million of acquisition costs incurred in connection with our acquisition of Songa in the three months ended March 31, 2018.

-  25  -

Gain on disposal of assets—In the three months ended March 31, 2018 and 2017, we recognized an aggregate net gain of $5 million and less than $1 million, respectively, associated with the disposal of assets unrelated to rig sales.  In the three months ended March 31, 2017, we recognized an aggregate net gain of $2 million associated with the sale of one midwater floater, along with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the following: (a) approximately $20 million of increased interest expense resulting from debt issued subsequent to March 31, 2017, (b) approximately $19 million of increased interest expense resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations subsequent to March 31, 2017 and (c) approximately $11 million of increased interest expense resulting from the debt and related undesignated derivative instruments issued or assumed in connection with our acquisition of Songa in the three months ended March 31, 2018.  Partially offsetting these increases was approximately $32 million of decreased interest expense resulting from the retirement of debt.

Other expenses, net, increased in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily related to the following: (a) a loss of $17 million associated with currency exchange, primarily resulting from undesignated derivative instruments acquired in the Songa acquisition, partially offset by (b) a gain of $3 million associated with the fair value adjustments of undesignated interest rate swaps acquired in the Songa acquisition.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended March 31, 2018 and 2017, our effective tax rate was (42.2) percent and (73.0) percent, respectively, based on income or loss before income tax expense.  In the three months ended March 31, 2018 and 2017, the effect of the various discrete period tax items was a net tax benefit of $1 million and $77 million, respectively.  In the three months ended March 31, 2018, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years and remeasurement of the deferred tax assets for a tax rate change.  In the three months ended March 31, 2017, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  In the three months ended March 31, 2018 and 2017, our effective tax rate, excluding discrete items, was (42.8) percent and 82.1 percent, respectively, based on income or loss before income tax expense.  In the three months ended March 31, 2018 compared to the three months ended March 31, 2017, our effective tax rate decreased primarily due to changes in the relative blend of income from operations in certain jurisdictions, partially offset by the U.S. base erosion and anti‑abuse tax.

In December 2017, the United States (“U.S.”) enacted the 2017 Tax Act, which includes a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate and the creation of a territorial tax system with a one‑time mandatory tax on certain unremitted earnings and profits of the foreign subsidiaries of our U.S. subsidiaries.  The 2017 Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax, a global intangible low‑taxed income tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest, and repeal of the domestic manufacturing deduction.  We are still analyzing certain aspects of the 2017 Tax Act and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Due to a number of factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended March 31, 2018, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

-  26  -

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2018, we had $2.7 billion in unrestricted cash and cash equivalents, $150 million in unrestricted short‑term investments and $494 million in restricted cash and cash equivalents.  In the three months ended March 31, 2018, our primary sources of cash were proceeds from maturities of short‑term investments, unrestricted and restricted cash acquired in our business combination and our cash flows from operating activities, including cash proceeds from customers for early terminations or cancellations of drilling contracts.  Our primary uses of cash were capital expenditures, primarily associated with our newbuild construction projects and our acquisition of Songa.

	Three months ended
	March 31,
	2018	2017	Change
	(In millions)
Cash flows from operating activities
Net income (loss)	$(212)	$95	$(307)
Contract intangible asset amortization	19	—	19
Depreciation	202	232	(30)
Deferred income tax benefit	(3)	(19)	16
Other non-cash items, net	18	15	3
Changes in deferred revenues and costs, net	(19)	(52)	33
Changes in other operating assets and liabilities, net	98	(90)	188
	$103	$181	$(78)

Net cash provided by operating activities decreased primarily due to reduced operating activities.

	Three months ended
	March 31,
	2018	2017	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(53)	$(122)	$69
Proceeds from disposal of assets, net	13	4	9
Unrestricted and restricted cash acquired in business combination	131	—	131
Proceeds from maturities of short-term investments, net of deposits	300	—	300
Other, net	(15)	—	(15)
	$376	$(118)	$494

Net cash provided by investing activities increased primarily due to (a) proceeds from maturities of short‑term investments, net of deposits, (b) unrestricted and restricted cash acquired in the Songa acquisition and (c) reduced capital expenditures, primarily associated with our major construction projects.

	Three months ended
	March 31,
	2018	2017	Change
	(In millions)
Cash flows from financing activities
Repayments of debt	(168)	(72)	(96)
Proceeds from investments restricted for financing activities	26	50	(24)
Payments to terminate derivative instruments	(92)	—	(92)
Other, net	(14)	(3)	(11)
	$(248)	$(25)	$(223)

Net cash used in financing activities increased primarily due to (a) increased cash used to repay debt, primarily due to scheduled installments and early retirements of debt assumed in the Songa acquisition, and (b) cash used to settle and terminate certain derivative instruments acquired in the Songa acquisition.

-  27  -

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

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”) are below investment grade.  Such Debt Rating has caused us to experience increased fees under our credit facility and interest rates under agreements governing certain of our senior notes.  Further downgrades may affect or limit our ability to access debt markets in the future.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Share issuances—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  In connection with these transactions, we issued 68.0 million shares.

Debt issuances—In connection with the Songa acquisition transactions, we also issued $863 million aggregate principal amount of Exchangeable Bonds as partial consideration for the acquisition of the acquired Songa shares and partial settlement of certain Songa indebtedness.  We will pay interest on the Exchangeable Bonds semiannually, commencing July 30, 2018.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. under certain circumstances at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment due to the occurrence of certain events.

On October 17, 2017, we completed an offering of $750 million aggregate principal amount of 7.50% Senior Notes, and we received aggregate cash proceeds of $742 million, net of issue costs.  We used the majority of the net proceeds from the debt offering to repay or redeem certain maturing debt.

On May 5, 2017, we completed an offering of $410 million aggregate principal amount of 5.52% Senior Secured Notes, and we received aggregate cash proceeds of $403 million, net of issue costs.  The indenture that governs the 5.52% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate Deepwater Conqueror to declare or pay dividends to affiliates. We will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount, and, under certain circumstances, the payment of a make‑whole amount, upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract.

On October 19, 2016 and December 8, 2016, we completed an offering of $600 million aggregate principal amount of 7.75% Senior Secured Notes and $625 million of the 6.25% Senior Secured Notes, respectively, and we received aggregate cash proceeds of $583 million and $609 million, respectively, net of initial discount and costs payable by us.  The indentures that govern the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes contain covenants that limit the ability of our subsidiaries that own or operate Deepwater Thalassa and Deepwater Proteus to declare or pay dividends to affiliates and impose a maximum collateral rig leverage ratio (“Maximum Collateral Ratio”), represented by each rig’s earnings relative to the debt balance, that changes over the terms of the notes.  At December 31, 2016, the Maximum Collateral Ratio under both indentures was 5.75:1.00, and the collateral leverage ratio of each subsidiary was less than 5.00:1.00.

Debt assumption—In connection with the Songa acquisition, we assumed rights and obligations under credit agreements establishing two senior secured term loan facilities (together, the “Senior Secured Term Loan Facilities”) and a subscription agreement establishing a junior secured bond facility (the “Junior Secured Bonds”).  The credit agreements and the subscription agreement contain covenants that, among other things, require us to maintain the following: (a) minimum amounts of liquidity, working capital and equity and (b) minimum ratios of leverage, equity, interest coverage and asset value‑to‑loan coverage.  The credit agreements and the subscription agreement for the assumed debt contain change of control clauses.  For the Senior Secured Term Loan Facilities, we received waivers from the lenders, which expire on August 31, 2018.  We intend to restructure the existing credit agreements or retire the borrowings through new financing arrangements with commercial banks or capital market sources.  We also have available credit under the Five‑Year Revolving Credit Facility.  Economic conditions could impact the availability of these sources of funding.  On February 12, 2018, we served

-  28  -

notice of our intent to call the borrowings under the Junior Secured Bonds, effective August 12, 2018.  At April 24, 2018, the aggregate borrowings outstanding under the Senior Secured Term Loan Facilities and the Junior Secured Bonds was $1.5 billion and $177 million, respectively.

Debt tender offers—On July 11, 2017, we completed cash tender offers to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  As a result, we received valid tenders from holders of $1.2 billion aggregate principal amount of the 2017 Tendered Notes, and we made an aggregate cash payment of $1.3 billion to settle the 2017 Tendered Notes.

Debt redemptions, repurchases and other repayments—In connection with the acquisition of Songa, we assumed the indebtedness related to two bond loans (together, the “Bond Loans”), previously publicly traded on the Oslo stock exchange, and on March 14, 2018, we made a cash payment of NOK 345 million, equivalent to $44 million, to repay the Bond Loans.  We also assumed the rights and obligations under a credit agreement, expiring March 31, 2018, for a secured borrowing facility.  On February 2, 2018, we made a cash payment of $23 million to repay the borrowings outstanding under the secured borrowing facility.

In November 2017, we redeemed the outstanding 6.00% Senior Notes due March 2018 and the 7.375% Senior Notes due April 2018 with aggregate principal amounts of $319 million and $82 million, respectively, by making an aggregate cash payment of $407 million using proceeds from the issuance of the 7.50% Senior Notes.

In the year ended December 31, 2017, we repurchased in the open market $156 million aggregate principal amount of our debt securities for an aggregate cash payment of $157 million.

Debt scheduled maturities—On the scheduled maturity date of October 16, 2017, we made a cash payment of $152 million to repay the outstanding 2.50% Senior Notes due October 2017, at a price equal to 100 percent of the aggregate principal amount.

Derivative instruments—In connection with the acquisition of Songa, we acquired certain currency swaps, which were previously designated as a cash flow hedge associated with the Songa Bonds, which were denominated in Norwegian kroner.  In February 2018, we terminated and settled the currency swaps for an aggregate cash payment of $92 million.

Revolving credit facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, that is scheduled to expire on June 28, 2019 (the “Five‑Year Revolving Credit Facility”).  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum consolidated indebtedness to total tangible capitalization ratio of 0.6 to 1.0.  At March 31, 2018, our consolidated indebtedness to total tangible capitalization ratio, as defined in the Five‑Year Revolving Credit Facility, was 0.4 to 1.0.  In order to borrow or have letters of credit issued under the Five‑Year Revolving Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders, but we are not required to make any representation to the lenders as to the absence of a material adverse effect.  Repayment of borrowings under the Five‑Year Revolving Credit Facility is subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Five‑Year Revolving Credit Facility and, if not waived by the lenders, could cause us to lose access to the Five‑Year Revolving Credit Facility.

We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “Five‑Year Revolving Credit Facility Margin”), which ranges from 1.125 percent to 2.0 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the Five‑Year Revolving Credit Facility Margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.15 percent to 0.35 percent based on our Debt Rating.  At April 24, 2018, based on our Debt Rating on that date, the Five‑Year Revolving Credit Facility Margin was 2.0 percent and the facility fee was 0.35 percent.  At April 24, 2018, we had no borrowings outstanding, $7 million letters of credit issued, and $3.0 billion of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, (the “PSC”) we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP plc. (together with its affiliates, “BP”) had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account established by the MDL Court for the settlement.  In November 2017, the MDL Court released $25 million from the escrow accounts for partial payment of attorneys’ fees.  As of April 24, 2018, the aggregate cash balance of our escrow accounts was $212 million.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to

-  29  -

CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  In the three months ended March 31, 2018 and the year ended December 31, 2017, we did not purchase shares under our share repurchase program.  At April 24, 2018, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.

Contractual obligations—As of March 31, 2018, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2017:

		For the twelve months ending March 31,
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in millions)
Contractual obligations
Debt	$9,395	$1,844	$704	$2,024	$4,823
Interest on debt	5,455	593	1,085	948	2,829
Total	$14,850	$2,437	$1,789	$2,972	$7,652

Other commercial commitments—As of March 31, 2018, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, we completed our acquisition of Songa.  In connection with the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Notes to Condensed Consolidated Financial Statements—Note 4—Business Combination.

In the three months ended March 31, 2018, we made capital expenditures of $53 million, including capitalized interest of $13 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  As of March 31, 2018, we had ceased capitalization of interest costs on one of our two uncontracted newbuilds due to a pause in construction.  The historical and projected capital expenditures and other capital additions, including capitalized interest, for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	three months	nine months			Total
	through	ended	ending			estimated
	December 31,	March 31,	December 31,	For the years ending December 31,		costs
	2017	2018	2018	2019	2020	at completion
	(In millions)
Deepwater Poseidon (a)	871	32	—	—	—	903
Ultra-Deepwater drillship TBN1 (b)	266	6	22	55	461	810
Ultra-Deepwater drillship TBN2 (b)	200	—	18	39	503	760
Total	$1,337	$38	$40	$94	$964	$2,473

(a)	In February 2018, the ultra‑deepwater floater Deepwater Poseidon was placed into service and commenced operations.
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

-  30  -

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales and commercial banks or capital market financings.  We also have available credit under the Five‑Year Revolving Credit Facility, which is expected to be extended or replaced with another credit facility before expiration of the underlying bank credit agreement on June 28, 2019.  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the year ended December 31, 2017, we identified seven such drilling units that we have sold or intend to sell for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.

During the three months ended March 31, 2018, we completed the sale of three ultra‑deepwater floater, along with related assets, and we received net cash proceeds of $12 million.  During the year ended December 31, 2017, we completed the sale of one ultra‑deepwater floaters and three midwater floaters, along with related assets, and we received aggregate net cash proceeds of $22 million.

Other Matters

Regulatory matters

Consent Decree—Under the civil consent decree (the “Consent Decree”), we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  The Consent Decree also requires us to submit and make publicly available certain plans, reports and other submissions.  One such plan is a performance plan approved on January 2, 2014, that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  Additionally, as required, we retained an independent auditor to review and report to the DOJ our compliance with the Consent Decree and an independent process safety consultant to review, report and assist with the process safety requirements of the Consent Decree.  We may request termination of the Consent Decree after January 2, 2019, provided we meet certain conditions.  The Consent Decree resolved the claim by the U.S. for civil penalties under the Clean Water Act.  We also agreed to pay, and have satisfied our obligations to pay, civil penalties of $1.0 billion plus interest.

Other regulatory matters—In addition, from time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.

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

See Notes to Condensed Consolidated Financial Statements—Note 8—Income Taxes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  We disclose our significant accounting policies in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10‑Q and in Note 2 to our consolidated financial statements in our annual report on Form 10‑K for the year ended December 31, 2017.

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures

-  31  -

of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, property and equipment, assets held for sale, short‑term investments, goodwill, income taxes, contingencies, share‑based compensation and postemployment benefit plans.  These estimates require significant judgments and assumptions.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2017.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of March 31, 2018, with exception to the following, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Revenue recognition—Effective January 1, 2018, we adopted the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  See Notes to Condensed Consolidated Financial Statements—Note 6—Revenues.

Goodwill impairment—We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that may indicate a reduction in the fair value of a reporting unit is below its carrying amount.  Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether an impairment test is required.  If, as the result of our qualitative assessment, we determine that an impairment test is required, or, alternatively, if we elect to forgo the qualitative assessment, we test goodwill for impairment by comparing the carrying amount of the reporting unit, including goodwill, to the fair value of the reporting unit.  We test goodwill at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We have determined that contract drilling services is our single reporting unit for this purpose.

To estimate the fair value of each reporting unit, we apply a variety of valuation methods, incorporating the income, market and cost approaches.  For our contract drilling services reporting unit, we estimate fair value using discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our contract drilling services reporting unit, which are based on estimated future dayrates and rig utilization, we consider key factors, including assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount projected cash flows using a long‑term weighted‑average cost of capital, which is based on our estimate of the investment returns that market participants would require for our reporting unit.  To develop the publicly traded company multiples, we gather available market data for companies with operations similar to our reporting unit and publicly available information for recent acquisitions in the marketplace.  We may weight the approaches, under certain circumstances, when a single approach produces inconclusive results or when results from multiple approaches deviate significantly.

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

Accounting Standards Updates

For a discussion of the new accounting standards updates that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—Accounting Standards Updates in this quarterly report on Form 10‑Q and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2017.

-  32  -

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily associated with our long‑term debt, including current maturities, restricted cash balances, short‑term investments and undesignated derivative instruments.  Additionally, we are exposed to currency exchange rate risk related to our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2017.

For our debt and derivative instruments, the following table presents the notional amounts and related weighted‑average interest rates by contractual maturity date.  The following table presents information for the 12‑month periods ending March 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt
Fixed rate (USD)	$417	$240	$532	$559	$1,544	$5,179	$8,471	$8,473
Average interest rate	6.96%	6.57%	6.53%	7.67%	2.98%	7.78%
Floating rate (USD)	$1,457	$—	$—	$—	$—	$—	$1,457	$1,468
Average interest rate	4.20%	—%	—%	—%	—%	—%

Interest rate swaps
Fixed to variable (USD)	$—	$540	$203	$—	$—	$—	$743	$17
Average receive rate	—%	2.14%	2.30%	—%	—%	—%
Average pay rate	—%	1.81%	1.23%	—%	—%	—%

___________________________________

(a)	Expected maturity amounts are based on the face value of debt.

Interest rate risk—At March 31, 2018 and December 31, 2017, the fair value of debt, presented above, was $9.9 billion and $7.5 billion, respectively.  During the three months ended March 31, 2018, the fair value of such debt increased by $2.4 billion due to the following: (a) an increase of approximately $1.6 billion due to assumed debt in connection with the Songa acquisition, (b) an increase of approximately $984 million due to the issuance of exchangeable bonds, partially offset by (c) a decrease of approximately $175 million resulting from the change in market prices for our outstanding U.S. dollar‑denominated debt and (d) a decrease of approximately $53 million resulting from the scheduled maturities of debt.

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States (“U.S.”) Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

-  33  -

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Macondo well incident” in our annual report on Form 10‑K for the year ended December 31, 2017.  We are also involved in various tax matters as described in “Part II. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10‑K for the year ended December 31, 2017.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2018,  we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program and in response to events arising generally within our industry and in the markets where we do business.  We previously disclosed that we completed an internal investigation into statements made by a former employee of Petroleo Brasilerio S.A. (“Petrobras”) related to the award to us of a drilling services contract in Brazil, and that our investigation did not identify any wrongdoing by any of our employees or agents in connection with our business.  We further disclosed that we had voluntarily met with governmental aurthorities in the U.S. to discuss the statements made by the former Petrobras employee, our internal investigation, as well as our findings.  On March 5, 2018, we received a letter from the U.S. Securities and Exchange Commission (“SEC”) Division of Enforcement stating that the SEC’s investigation had been concluded and that the SEC did not intend to recommend any enforcement action against Transocean by the SEC.  On April 4, 2018, we received a letter from the U.S. Department of Justice (“DOJ”) stating that the DOJ had closed its inquiry into the matter.  Based upon our findings and the statements from the SEC and DOJ, we do not expect further inquiries from U.S. governmental authorities regarding this matter.

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased (a)	Per Share	Plans or Programs (a)	(in millions) (b)
January 2018	—	$—	—	$3,391
February 2018	18,157	9.18	—	3,391
March 2018	—	—	—	3,391
Total	18,157	$9.18	—	$3,391

(a)

Total number of shares purchased in the three months ended March 31, 2018 were withheld by us through a broker arrangement and limited to statutory tax amounts due upon vesting of restricted share units awarded to our employees under our long‑term incentive plan.

(b)

In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion.  At March 31, 2018, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.4 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 4.Mine Safety Disclosures

Not applicable.

-  34  -

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Filed herewith.
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on November 23, 2016.
4.1	Indenture, dated as of January 30, 2018, among Transocean Inc., Transocean Ltd., as guarantor, and Computershare Trust Company, N.A. and Computershare Trust Company of Canada, as co-trustees.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018.
4.2	Form of 0.50% Exchangeable Senior Bonds due 2023.	Exhibit A of Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018.
4.3	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean Inc. and the security holders named therein.	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018.
4.4

First Supplemental Indenture, dated as of March 28, 2018, among Transocean Inc., Transocean Ltd., as guarantor, and Computershare Trust Company, N.A. and Computershare Trust Company of Canada, as co‑trustees, supplementing indenture, dated as of January 30, 2018.

Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	Furnished herewith.
101	Interactive data files.	Filed herewith.

*	Compensatory plan or arrangement

Certain instruments relating to our long‑term debt and our subsidiaries have not been filed as exhibits as permitted by paragraph (b)(4)(iii)(A) of Item 601 of Regulation S‑K since the total amount of securities authorized under any such instrument does not exceed 10 percent of our total assets and our subsidiaries on a consolidated basis.  We agree to furnish a copy of each such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 1, 2018.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  35  -