Form 10-Q
period 2018-06-30
Transocean Ltd.
filed 2018-07-31
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☑   Accelerated filer ☐   Non‑accelerated filer ☐
Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes ☐   No ☑

As of July 23, 2018, 461,868,183 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10‑Q

QUARTER ENDED JUNE 30, 2018

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Contract drilling revenues	$790	$705	$1,454	$1,443
Other revenues	—	46	—	93
	790	751	1,454	1,536
Costs and expenses
Operating and maintenance	431	331	855	678
Depreciation	211	219	413	451
General and administrative	52	35	99	74
	694	585	1,367	1,203
Loss on impairment	(1,014)	(113)	(1,014)	(113)
Gain (loss) on disposal of assets, net	1	(1,595)	6	(1,593)
Operating loss	(917)	(1,542)	(921)	(1,373)

Other income (expense), net
Interest income	13	7	25	13
Interest expense, net of amounts capitalized	(148)	(129)	(295)	(256)
Loss on retirement of debt	(2)	(48)	(2)	(48)
Other, net	—	(4)	(10)	3
	(137)	(174)	(282)	(288)
Loss before income tax expense (benefit)	(1,054)	(1,716)	(1,203)	(1,661)
Income tax expense (benefit)	85	(37)	148	(77)

Net loss	(1,139)	(1,679)	(1,351)	(1,584)
Net income (loss) attributable to noncontrolling interest	(4)	11	(6)	15
Net loss attributable to controlling interest	$(1,135)	$(1,690)	$(1,345)	$(1,599)

Loss per share
Basic	$(2.46)	$(4.32)	$(2.99)	$(4.09)
Diluted	$(2.46)	$(4.32)	$(2.99)	$(4.09)

Weighted-average shares outstanding
Basic	462	391	450	391
Diluted	462	391	450	391

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(1,139)	$(1,679)	$(1,351)	$(1,584)
Net income (loss) attributable to noncontrolling interest	(4)	11	(6)	15
Net loss attributable to controlling interest	(1,135)	(1,690)	(1,345)	(1,599)

Components of net periodic benefit costs before reclassifications	1	—	(3)	(2)
Components of net periodic benefit costs reclassified to net income	—	7	2	8

Other comprehensive income (loss) before income taxes	1	7	(1)	6
Income taxes related to other comprehensive income (loss)	—	(23)	—	(23)
Other comprehensive income (loss)	1	(16)	(1)	(17)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	1	(16)	(1)	(17)

Total comprehensive loss	(1,138)	(1,695)	(1,352)	(1,601)
Total comprehensive income (loss) attributable to noncontrolling interest	(4)	11	(6)	15
Total comprehensive loss attributable to controlling interest	$(1,134)	$(1,706)	$(1,346)	$(1,616)

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$2,506	$2,519
Short-term investments	—	450
Accounts receivable, net of allowance for doubtful accounts of less than $1 at June 30, 2018 and December 31, 2017	619	596
Materials and supplies, net of allowance for obsolescence of $145 and $141 at June 30, 2018 and December 31, 2017, respectively	414	418
Restricted cash accounts and investments	490	466
Other current assets	188	157
Total current assets	4,217	4,606

Property and equipment	24,236	22,693
Less accumulated depreciation	(5,278)	(5,291)
Property and equipment, net	18,958	17,402
Contract intangible assets	583	—
Deferred income taxes, net	44	47
Other assets	444	355
Total assets	$24,246	$22,410

Liabilities and equity
Accounts payable	$163	$201
Accrued income taxes	76	79
Debt due within one year	1,816	250
Other current liabilities	771	839
Total current liabilities	2,826	1,369

Long-term debt	7,814	7,146
Deferred income taxes, net	72	44
Other long-term liabilities	1,172	1,082
Total long-term liabilities	9,058	8,272

Commitments and contingencies
Redeemable noncontrolling interest	—	58

Shares, CHF 0.10 par value, 490,568,452 authorized, 143,771,173 conditionally authorized, 462,864,563 issued and 461,862,248 outstanding at June 30, 2018, and 417,060,033 authorized, 143,783,041 conditionally authorized, 394,801,990 issued and 391,237,308 outstanding at December 31, 2017	44	37
Additional paid-in capital	12,022	11,031
Retained earnings	584	1,929
Accumulated other comprehensive loss	(291)	(290)
Total controlling interest shareholders’ equity	12,359	12,707
Noncontrolling interest	3	4
Total equity	12,362	12,711
Total liabilities and equity	$24,246	$22,410

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Six months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	Quantity		Amount
Shares
Balance, beginning of period	391	389	$37	$36
Issuance of shares under share-based compensation plans	3	2	—	1
Issuance of shares in acquisition transactions	68	—	7	—
Balance, end of period	462	391	$44	$37

Additional paid-in capital
Balance, beginning of period			$11,031	$10,993
Share-based compensation			28	21
Issuance of shares under share-based compensation plans			—	(1)
Issuance of shares in acquisition transactions			739	—
Equity component of convertible debt instruments			172	—
Acquisition of redeemable noncontrolling interest			53	—
Allocated capital for transactions with holders of noncontrolling interest			3	—
Other, net			(4)	(2)
Balance, end of period			$12,022	$11,011

Retained earnings
Balance, beginning of period			$1,929	$5,056
Net loss attributable to controlling interest			(1,345)	(1,599)
Balance, end of period			$584	$3,457

Accumulated other comprehensive loss
Balance, beginning of period			$(290)	$(283)
Other comprehensive loss attributable to controlling interest			(1)	(17)
Balance, end of period			$(291)	$(300)

Total controlling interest shareholders’ equity
Balance, beginning of period			$12,707	$15,802
Total comprehensive loss attributable to controlling interest			(1,346)	(1,616)
Share-based compensation			28	21
Issuance of shares in acquisition transactions			746	—
Equity component of convertible debt instruments			172	—
Acquisition of redeemable noncontrolling interest			53	—
Allocated capital for transactions with holders of noncontrolling interest			3	—
Other, net			(4)	(2)
Balance, end of period			$12,359	$14,205

Noncontrolling interest
Balance, beginning of period			$4	$3
Total comprehensive income (loss) attributable to noncontrolling interest			(1)	1
Recognition of noncontrolling interest in business combination			33	—
Acquisition of noncontrolling interest in compulsory acquisition			(30)	—
Allocated capital for transactions with holders of noncontrolling interest			(3)	—
Balance, end of period			$3	$4

Total equity
Balance, beginning of period			$12,711	$15,805
Total comprehensive loss			(1,347)	(1,615)
Share-based compensation			28	21
Issuance of shares in acquisition transactions			746	—
Equity component of convertible debt instruments			172	—
Recognition of noncontrolling interest in business combination			33	—
Acquisition of noncontrolling interest acquired in compulsory acquisition			(30)	—
Acquisition of redeemable noncontrolling interest			53	—
Other, net			(4)	(2)
Balance, end of period			$12,362	$14,209

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,351)	$(1,584)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	49	—
Depreciation	413	451
Share-based compensation expense	28	21
Loss on impairment	1,014	113
(Gain) loss on disposal of assets, net	(6)	1,593
Loss on retirement of debt	2	48
Deferred income tax expense (benefit)	46	(39)
Other, net	5	18
Changes in deferred revenues, net	(72)	(104)
Changes in deferred costs, net	7	28
Changes in other operating assets and liabilities, net	(29)	(1)
Net cash provided by operating activities	106	544

Cash flows from investing activities
Capital expenditures	(92)	(258)
Proceeds from disposal of assets, net	23	329
Unrestricted and restricted cash acquired in business combination	131	—
Investment in unconsolidated affiliates	(106)	—
Deposits into short-term investments	(50)	—
Proceeds from maturities of short-term investments	500	—
Other, net	—	(15)
Net cash provided by investing activities	406	56

Cash flows from financing activities
Proceeds from issuance of debt, net of issue costs	—	403
Repayments of debt	(388)	(1,533)
Proceeds from investments restricted for financing activities	26	50
Payments to terminate derivative instruments	(92)	—
Other, net	(26)	(3)
Net cash used in financing activities	(480)	(1,083)

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	32	(483)
Unrestricted and restricted cash and cash equivalents at beginning of period	2,975	3,433
Unrestricted and restricted cash and cash equivalents at end of period	$3,007	$2,950

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Overview—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of June 30, 2018, we owned or had partial ownership interests in and operated 43 mobile offshore drilling units, including 24 ultra‑deepwater floaters, 12 harsh environment floaters, two deepwater floaters and five midwater floaters.  As of June 30, 2018, we were constructing (i) two additional ultra‑deepwater drillships and (ii) one harsh environment semisubmersible, in which we hold a partial ownership interest.  We also operate one high‑specification jackup that was under a drilling contract when the rig was sold, and we continue to operate the rig until completion or novation of the drilling contract.  See Note 6—Drilling Fleet.

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

Investment in unconsolidated affiliates—In the six months ended June 30, 2018, we made an aggregate cash investment of $106 million in unconsolidated affiliates.  This included an initial investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own a newbuild harsh environment semisubmersible, recently renamed Transocean Norge.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  We expect to make additional investments of $50 million and $33 million in January 2019 and January 2020, respectively.  The rig is expected to be delivered in the first quarter of 2019.  We account for this investment, recorded in other assets, using the equity method of accounting.  Additionally, we invested $15 million in a company involved in researching and developing technology to improve automation in drilling and other activities.  We account for this investment, recorded in other assets, using the cost method of accounting.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, included in our annual report on Form 10‑K filed on February 21, 2018.

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

Business combination—In connection with the Songa acquisition, we applied the acquisition method of accounting.  Accordingly, we recorded the acquired assets and assumed liabilities at fair value and recognized goodwill to the extent the consideration transferred exceeded the fair value of the net assets acquired.  We estimated the fair values of the acquired assets and assumed liabilities as of the date of the acquisition, and our estimates are subject to adjustment based on our final assessments of the fair values of property and equipment, intangible assets, other assets and liabilities and our evaluation of tax positions and contingencies, which are ongoing.  We will complete our final assessments of the fair values of the acquired assets and assumed liabilities and our final evaluations of uncertain tax positions and contingencies within one year of the acquisition date.  See Note 4—Business Combination.

Goodwill—We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of a reporting unit may have declined below its carrying value.  We test goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We determined that we have a single reporting unit for this purpose.  Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, as the result of our qualitative assessment, we determine that an impairment test is required, or, alternatively, if we elect to forgo the qualitative assessment, we record an impairment to goodwill to the extent the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.  In the three and six months ended June 30, 2018, as a result of an interim goodwill test, we recognized an aggregate loss of $463 million, which had no tax effect, associated with the impairment of our goodwill.  See Note 3—Accounting Standards Updates, Note 4—Business Combination and Note 7—Goodwill.

Contract intangible assets—In connection with the Songa acquisition, we recognized drilling contract intangible assets related to the acquired drilling contracts for future contract drilling services.  The drilling contract intangible assets represent the amount by which the fixed dayrates of the acquired contracts were above the market dayrates that were available or expected to be available during the term of the contract for similar contracts, measured as of the acquisition date.  We recognize the amortization on a straight‑line basis over the firm contract period as a component of contract drilling revenues.  At June 30, 2018, the carrying amount of our drilling contract intangible assets was $583 million.  See Note 4—Business Combination.

Derivative instruments—We record derivatives on our consolidated balance sheet, measured at fair value.  We recognize the gains and losses associated with changes in the fair value of undesignated derivatives in current period earnings.  See Note 9—Derivative Instruments.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  In the three and six months ended June 30, 2018, we capitalized interest costs of $7 million and $20 million, respectively, for our construction work in progress.  In the three and six months ended June 30, 2017, we capitalized interest costs of $30 million and $60 million, respectively, for our construction work in progress.

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

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Revenue from contracts with customers—Effective January 1, 2018, we adopted the accounting standards update that requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In our evaluation of the requirements, we determined that reimbursement revenues and contract early cancellation and termination fees were part of our single performance obligation, and we determined that reimbursement revenues should be recorded on a gross basis as the service is performed.  Our adoption, using the modified retrospective approach, for which we were not required to make any changes to the prior year presentation, did not have a material effect on our condensed consolidated statements of financial position, operations and cash flows.  See Note 5—Revenues.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Statement of cash flows—Effective January 1, 2018, we adopted the accounting standards update that requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows.  Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our condensed consolidated statements of cash flows, we removed the effect of proceeds from and deposits to restricted accounts from our cash flows provided by or used in operating and financing activities, as applicable.  For the six months ended June 30, 2018 and 2017, such changes did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

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

Recently issued accounting standards

Leases—Effective no later than January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Under the updated definition of a lease, we have determined that our drilling contracts could contain a lease component.  In a recent update, targeted improvements were proposed to the accounting standards, which are subject to change in the final accounting standards, that provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non‑lease components of revenues for presentation purposes.  Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances.  Additionally, based on the lease arrangements under which we are the lessee as of June 30, 2018, we expect to recognize an aggregate lease liability and a corresponding right‑to‑use asset of between $70 million and $80 million.  We do not expect our adoption to have a material effect on our condensed consolidated statements of financial position, operations and cash flows.  We continue to evaluate the requirements with regard to arrangements under which we are the lessor, the proposed targeted updates and the effects such requirements may have on the disclosures contained in our notes to condensed consolidated financial statements.

Other comprehensive income—Effective no later than January 1, 2019, we will adopt the accounting standards update that allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods.  We continue to evaluate the requirements and do not expect our adoption to have a material effect on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Business Combination

Overview—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  We believe the Songa acquisition strengthens our position as a leader in harsh environment and ultra‑deepwater drilling services by adding high value assets, including four high‑specification harsh environment floaters, supported by significant contract backlog.  Additionally, the acquisition strengthens our footprint in harsh environment operating areas.  The goodwill resulting from the business combination was attributed to synergies and intangible assets that did not qualify for separate recognition.  In the six months ended June 30, 2018, we incurred acquisition costs of $7 million, recorded in general and administrative costs and expenses.

-  8  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Consideration—In connection with the acquisition, we issued 66.9 million shares with a market value of $10.99 per share, based on the market value of our shares on the acquisition date.  We also issued $854 million aggregate principal amount of Exchangeable Bonds, including $562 million aggregate principal amount as partial consideration to Songa shareholders and $292 million aggregate principal amount as settlement for certain Songa indebtedness.  The aggregate fair value of the consideration transferred in the business combination was as follows (in millions):

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

Assets and liabilities—We estimated the fair value of assets acquired, liabilities assumed and noncontrolling interest, measured as of January 30, 2018, as follows (in millions):

Total
Assets acquired
Cash and cash equivalents	$113
Accounts receivable	115
Other current assets	80
Property and equipment	2,414
Goodwill	463
Contract intangible assets	632

Liabilities assumed
Accounts payable and other current liabilities	168
Debt	1,768
Other long-term liabilities	87
Net assets acquired	1,794

Noncontrolling interest in business combination	33
Controlling interest acquired in business combination	$1,761

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

In the three months ended June 30, 2018, we adjusted our initial estimates of the fair values of certain assets and liabilities and recorded a corresponding net increase of $3 million to goodwill (see Note 7—Goodwill).  We have not completed our estimates of the fair values of assets acquired and liabilities assumed.  We continue to review the estimated fair values of property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.  Estimating fair value for such assets and liabilities requires significant assumptions and judgment, which increases the likelihood that the estimates may require adjustment, and such adjustments could be material.

Noncontrolling interest—On March 28, 2018, we acquired the remaining Songa shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  As consideration for the remaining Songa shares, we issued 1.1 million shares and $9 million aggregate principal amount of Exchangeable Bonds and we made an aggregate cash payment of $8 million to Songa shareholders who elected to receive a cash payment or failed to make an election, for an aggregate fair value of $30 million.

-  9  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Contract intangible assets—In the three and six months ended June 30, 2018, we recognized contract intangible amortization of $30 million and $49 million, respectively, recorded as a reduction of contract drilling revenues.  At June 30, 2018, the aggregate carrying amount of contract intangible assets was $583 million, which we expect to amortize over the remaining contract periods, through March 2024.  As of June 30, 2018, the estimated future amortization of contract intangible assets was as follows (in millions):

Total
Twelve months ending June 30,
2019	$117
2020	117
2021	117
2022	117
2023	95
Thereafter	20
Total carrying amount of contract intangible assets	$583

Pro forma combined operating results—We have included the operating results of Songa in our condensed consolidated results of operations, commencing on the acquisition date, January 30, 2018.  In the three and six months ended June 30, 2018, our condensed consolidated statement of operations includes revenues of $135 million and $219 million, respectively, and net income of $23 million and $20 million, respectively, associated with the operations of Songa.  Pro forma combined operating results, assuming the acquisition was completed as of January 1, 2017, were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Contract drilling revenues	$790	$891	$1,503	$1,795
Net loss	(1,139)	(1,660)	(1,344)	(1,560)
Per share loss - basic and diluted	(2.46)	(3.65)	(2.91)	(3.44)

The pro forma financial information includes various adjustments, primarily related to additional depreciation resulting from the fair value adjustments to the acquired property and equipment and amortization resulting from the contract intangible assets.  The pro forma information is not necessarily indicative of the results of operations had the Songa acquisition been completed on the assumed dates or the results of operations for any future periods.

Note 5—Revenues

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

The duration of our performance obligation varies by contract.  At June 30, 2018, the expected remaining duration of our drilling contracts extends through February 2028, excluding unexercised options.  In the three and six months ended June 30, 2018, we recognized revenues of $55 million and $103 million, respectively, for performance obligations satisfied in previous periods, primarily related to our customer’s termination of the contract for Discoverer Clear Leader, effective November 2017, and certain revenues recognized on a cash basis.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

To obtain contracts with our customers, we incur costs to prepare a rig for contract and deliver, or mobilize a rig to the drilling location.  We defer pre‑operating costs, such as contract preparation and mobilization costs, and recognize such costs on a straight‑line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated firm period of drilling.  In the three and six months ended June 30, 2018, we recognized costs of $10 million and $22 million, respectively, associated with pre‑operating costs for contracts with customers.  In the three and six months ended June 30, 2017, we recognized costs of $11 million and $24 million, respectively, associated with pre‑operating costs for contracts with customers.  At June 30, 2018 and December 31, 2017, the unrecognized pre‑operating costs to obtain contracts was $21 million and $18 million, respectively, recorded in other assets.

Disaggregation—In the three and six months ended June 30, 2018 and 2017, we recognized revenues as follows (in millions):

	Three months ended June 30, 2018						Three months ended June 30, 2017
	U.S.	U.K.	Norway	Brazil	Other	Total	U.S.	U.K.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$417	$—	$—	$—	$53	$470	$395	$—	$—	$76	$70	$541
Harsh environment floaters	—	29	171	—	52	252	—	55	23	—	28	106
Deepwater floaters	—	—	—	25	10	35	—	—	—	25	11	36
Midwater floaters	—	9	—	—	9	18	—	9	—	—	9	18
High-specification jackups	—	—	—	—	15	15	—	12	—	—	38	50
Total revenues	$417	$38	$171	$25	$139	$790	$395	$76	$23	$101	$156	$751

	Six months ended June 30, 2018						Six months ended June 30, 2017
	U.S.	U.K.	Norway	Brazil	Other	Total	U.S.	U.K.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$766	$—	$—	$—	$82	$848	$799	$—	$—	$159	$128	$1,086
Harsh environment floaters	—	51	293	—	112	456	—	135	39	—	56	230
Deepwater floaters	—	—	—	49	21	70	—	—	—	49	22	71
Midwater floaters	—	20	—	—	18	38	—	14	—	—	18	32
High-specification jackups	—	—	—	—	42	42	—	33	—	—	84	117
Total revenues	$766	$71	$293	$49	$275	$1,454	$799	$182	$39	$208	$308	$1,536

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation and capital upgrades using the straight‑line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	June 30,	January 1,
	2018	2018
Deferred contract revenues, recorded in other current liabilities	$135	$203
Deferred contract revenues, recorded in other long-term liabilities	418	422
Total contract liabilities	$553	$625

Significant changes in contract liabilities were as follows (in millions):

Six months
ended
June 30, 2018
Total contract liabilities, at beginning of period	625
Decrease due to recognition of revenues for goods and services	(129)
Increase due to goods and services transferred over time	57
Total contract liabilities, at end of period	$553

-  11  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Drilling Fleet

Construction work in progress—For the six months ended June 30, 2018 and 2017, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Six months ended
	June 30,
	2018	2017
Construction work in progress, at beginning of period	$1,392	$2,171

Capital expenditures
Newbuild construction program	44	200
Other equipment and construction projects	48	58
Total capital expenditures	92	258
Changes in accrued capital additions	2	(23)
Construction work in progress acquired in business combination	26	—
Construction work in progress sold	—	(289)

Property and equipment placed into service
Newbuild construction program	(903)	—
Other property and equipment	(48)	(47)
Construction work in progress, at end of period	$561	$2,070

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

Impairments of assets held for sale—In June 2018, we announced our intent to retire in an environmentally responsible way, the ultra‑deepwater floaters Deepwater Discovery,  Deepwater Frontier and Deepwater Millennium and the midwater floater Songa Trym,  along with related assets.  In the three and six months ended June 30, 2018, we recognized an aggregate loss of $548 million ($1.18 and $1.22 per diluted share, respectively), which had no tax effect, associated with the impairment of these assets, which we determined were impaired at the time we classified the assets as held for sale.  In the three and six months ended June 30, 2017, we recognized an aggregate loss of $17 million ($0.04 per diluted share), which had no tax effect, associated with the impairment of the midwater floaters Transocean Prospect and Transocean Searcher, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  We measured the impairment of the drilling units and related equipment as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of a Level 2 fair value measurement, including indicative market values for the drilling units and related assets to be sold for scrap value.

Dispositions—During the six months ended June 30, 2018, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, Sedco Energy and Sedco Express, along with related assets.  In the six months ended June 30, 2018, we received aggregate net cash proceeds of $19 million and recognized an aggregate net gain of $7 million ($0.02 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the six months ended June 30, 2018, we received aggregate net cash proceeds of $4 million and recognized an aggregate net loss of $1 million associated with the disposal of assets unrelated to rig sales.

On May 31, 2017, we completed the sale of 10 high‑specification jackups, including GSF Constellation I, GSF Constellation II, GSF Galaxy I, GSF Galaxy II, GSF Galaxy III, GSF Monarch, Transocean Andaman, Transocean Ao Thai, Transocean Honor and Transocean Siam Driller, along with related assets, and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the three and six months ended June 30, 2017, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion ($4.08 per diluted share), which had no tax effect, associated with the disposal of these assets.  Following the completion of the sale, we agreed to continue to operate three of these high‑specification jackups through completion or novation of the drilling contracts, one of which we continue to operate as of June 30, 2018.  In the three and six months ended June 30, 2018, our operating results included income of $11 million and $31 million, respectively, before taxes, associated with the high specification jackups that we continue to operate.  In the three and six months ended June 30, 2017, excluding our loss on the

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

Assets held for sale—At June 30, 2018, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Deepwater Discovery,  Deepwater Frontier and Deepwater Millennium, the deepwater floater Transocean Marianas and the midwater floater Songa Trym, along with related assets, was $32 million, recorded in other current assets.  At December 31, 2017, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, Sedco Energy and Sedco Express and the deepwater floater Transocean Marianas, along with related assets, was $22 million, recorded in other current assets.

Note 7—Goodwill

Impairment—We conduct impairment testing of goodwill annually and when events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  During the three months ended June 30, 2018, we classified as held for sale and impaired three ultra‑deepwater floaters (see Note 6—Drilling Fleet).  We identified the impairment of these assets included in our single contract drilling services reporting unit as a trigger to test the recoverability of goodwill.  As a result, we performed an interim goodwill impairment test as of June 30, 2018, and we determined that the goodwill associated with our contract drilling services reporting unit was fully impaired.  In the three and six months ended June 30, 2018, we recognized a loss of $463 million ($1.00 and $1.03 per diluted share, respectively), which had no tax effect, associated with the impairment of our goodwill.  We estimated the fair value of the contract drilling services reporting unit using the income approach.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

-  13  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 8—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Eksportfinans Loan due January 2018	$—	$26	$—	$26
6.50% Senior Notes due November 2020	286	286	288	288
6.375% Senior Notes due December 2021	328	328	327	327
5.52% Senior Secured Notes due May 2022	323	362	319	356
3.80% Senior Notes due October 2022	422	506	419	502
0.50% Exchangeable Bonds due January 2023	863	—	862	—
9.00% Senior Notes due July 2023	1,250	1,250	1,218	1,216
7.75% Senior Secured Notes due October 2024	510	540	498	526
6.25% Senior Secured Notes due December 2024	531	562	519	549
Senior Secured Term Loans due August 2025	560	—	561	—
7.50% Junior Secured Bonds due August 2025	171	—	171	—
7.50% Senior Notes due January 2026	750	750	742	742
Senior Secured Term Loans due March 2026	855	—	857	—
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	307	307
Capital lease contract due August 2029	526	541	526	541
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	9,708	7,484	9,630	7,396
Less debt due within one year
Eksportfinans Loan due January 2018	—	26	—	26
5.52% Senior Secured Notes due May 2022	81	79	79	77
7.75% Senior Secured Notes due October 2024	60	60	57	57
6.25% Senior Secured Notes due December 2024	62	62	60	60
Senior Secured Term Loans due August 2025	560	—	561	—
7.50% Junior Secured Bonds due August 2025	171	—	171	—
Senior Secured Term Loans due March 2026	855	—	857	—
Capital lease contract due August 2029	31	30	31	30
Total debt due within one year	1,820	257	1,816	250
Total long-term debt	$7,888	$7,227	$7,814	$7,146

Scheduled maturities—At June 30, 2018, the scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending June 30,
2019	$1,820
2020	242
2021	534
2022	556
2023	1,449
Thereafter	5,107
Total principal amount of debt	9,708
Total debt-related balances, net	(78)
Total carrying amount of debt	$9,630

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  As of June 30, 2018, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

New Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “New Credit Facility”), which is scheduled to expire on the earlier of (i) June 22, 2023 and (ii) if the 9.00% Senior Notes due July 2023, or any refinancing or replacement thereof with a stated maturity that is earlier than 91 days after the five‑year anniversary of

-  14  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

the closing of the New Credit Facility, remain outstanding in an aggregate principal amount in excess of $300 million, the earliest stated maturity of such senior notes, or such refinancing or replacement.  The New Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The New Credit Facility is initially secured by, among other things, a lien on the ultra‑deepwater floaters Deepwater Asgard, Deepwater Invictus, Discoverer Inspiration, Transocean Barents and Transocean Spitsbergen.  The New Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The New Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates, pay dividends and other distributions.

We may borrow under the New Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “New Credit Facility Margin”), which ranges from 2.625 percent to 3.25 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the New Credit Facility Margin, plus one percent per annum.  Throughout the term of the New Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on our Debt Rating.  At June 30, 2018, based on our Debt Rating on that date, the New Credit Facility Margin was 3.25 percent and the facility fee was 0.75 percent.  At June 30, 2018, we had no borrowings outstanding, $12 million of letters of credit issued, and we had $1.0 billion of available borrowing capacity under the New Credit Facility.  See Note 13—Commitments and Contingencies—Global Marine litigation.

Former Credit Facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, which was scheduled to expire on June 28, 2019 (the “Former Credit Facility”).  In June 2018, we terminated the Former Credit Facility and recognized a loss of $1 million associated with the termination.

Debt issuances

Senior secured notes—On June 27, 2018, we entered into an agreement to issue $750 million aggregate principal amount of 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”).  See Note 16—Subsequent Events.

Exchangeable bonds—In connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of Exchangeable Bonds, as partial consideration for the Songa shares and as consideration for refinancing certain Songa indebtedness.  Transocean Inc., our wholly owned direct subsidiary, is the issuer of the Exchangeable Bonds, for which Transocean Ltd. has provided a full and unconditional guarantee.  We are required to pay interest on the Exchangeable Bonds semiannually, beginning on July 30, 2018.  The Exchangeable Bonds may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  Holders of Exchangeable Bonds may require us to repurchase all or a portion of such holder’s Exchangeable Bonds upon the occurrence of certain events.  The Exchangeable Bonds had an aggregate fair value of $1.04 billion, measured as of the issuance date, and we recorded the value above par, representing a substantial premium of $172 million, to additional paid‑in capital.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

5.52% Senior Secured Notes—On May 5, 2017, we issued $410 million aggregate principal amount of 5.52% senior secured notes due May 2022 (the “5.52% Senior Secured Notes”), and in the six months ended June 30, 2017, we received $403 million aggregate cash proceeds, net of issue costs.

Debt assumption

Senior Secured Term Loans—In connection with the Songa acquisition, we assumed rights and obligations under credit agreements establishing the senior secured term loan facility due August 2025 (the “Senior Secured Term Loans due August 2025”) and the senior secured term loan facility due March 2026 (the “Senior Secured Term Loans due March 2026” and, together with the Senior Secured Term Loans due August 2025, the “Senior Secured Term Loans”).  Borrowings under the Senior Secured Term Loans due August 2025 and the Senior Secured Term Loans due March 2026 bear interest at LIBOR plus 3.00 percent and LIBOR plus 2.50 percent, respectively.  The Senior Secured Term Loans require scheduled quarterly installments of interest and principal.  The credit agreements for the Senior Secured Term Loans limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, to engage in certain sale and lease back transactions covering any of our drilling units, to allow our subsidiaries to incur certain additional debt, or to engage in certain merger, consolidation or reorganization transactions or to enter into a scheme of arrangement qualifying as an amalgamation.  Additionally, the credit agreements contain covenants that require us to maintain the following: (a) minimum amounts of liquidity, working capital and equity, (b) a maximum leverage ratio and (c) minimum ratios of equity, interest coverage and asset value-to-loan coverage.  The borrowings under the Senior Secured Term Loans are secured by the assets and earnings associated with the harsh environment floaters Songa Equinox,  Songa Endurance,  Songa Encourage and Songa Enabler.  At June 30, 2018, the weighted average interest rate for borrowings under the Senior Secured Term Loans due August 2025 and the Senior Secured Term Loans due March 2026 was 5.33 percent and 4.08 percent, respectively.

-  15  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

The credit agreements also contain change of control clauses, for which we received waivers from the lenders, which expire on August 31, 2018.  Accordingly, we have classified the borrowings under the Senior Secured Term Loans as debt due within one year.  We are evaluating alternatives for refinancing, restructuring or retiring the Senior Secured Term Loans.  See Note 16—Subsequent Events.

Junior Secured Bonds—In connection with the Songa acquisition, we assumed the rights and obligations under a subscription agreement establishing a junior secured bond facility, which is scheduled to expire in August 2025 (the “Junior Secured Bonds”).  Borrowings under the Junior Secured Bonds bear interest at 7.50 percent.  The Junior Secured Bonds require scheduled quarterly installments of interest and principal.  The subscription agreement for the Junior Secured Bonds contains covenants consistent with those under the credit agreements for the Senior Secured Term Loans.  The borrowings under the Junior Secured Bonds are secured by the assets and earnings associated with the harsh environment floaters Songa Endurance and Songa Equinox and such borrowings are subordinate to the borrowings under the Senior Secured Term Loans.

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

We also assumed the rights and obligations under a credit agreement, which was due to expire March 31, 2018, for a secured borrowing facility.  On February 2, 2018, we made a cash payment of $23 million to repay the borrowings outstanding under the secured borrowing facility.

Debt retirements

Repurchases and repayments—During the six months ended June 30, 2018 and 2017, we repurchased in the open market debt securities with aggregate principal amounts as follows (in millions):

	Six months ended June 30,
	2018	2017
2.50% Senior Notes due October 2017	$—	$62
6.00% Senior Notes due March 2018	—	35
7.375% Senior Notes due April 2018	—	1
6.50% Senior Notes due November 2020	—	9
6.375% Senior Notes due December 2021	—	7
3.80%Senior Notes due October 2022	84	33
Aggregate principal amount retired	$84	$147

Aggregate cash payment	$84	$147

In the three and six months ended June 30, 2018, we recognized an aggregate net loss of less than $1 million associated with the retirement of repurchased or repaid debt.  In the three and six months ended June 30, 2017, we recognized an aggregate net loss of $1 million associated with the retirement of such repurchased debt.  See Note 16—Subsequent Events.

Tender offers—In June 2017, we announced cash tender offers (the “2017 Tender Offers”) to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  As of June 26, 2017, the early tender date, we received valid tenders from holders of aggregate principal amounts of the 2017 Tendered Notes as follows (in million):

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Derivative Instruments

Interest rate swaps—In connection with the Songa acquisition, we acquired interest rate swaps, which were previously designated but no longer qualify as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the Senior Secured Term Loans, which are expected to be refinanced, restructured or retired by August 31, 2018.  On the acquisition date, the aggregate fair value of the undesignated interest rate swaps represented an asset of $14 million.  At June 30, 2018, the aggregate fair value of the undesignated interest rate swaps was $19 million, recorded in other current assets.  In the three and six months ended June 30, 2018, we recognized a gain of $2 million and $5 million, respectively, recorded in other, net, associated with fair value adjustments to the undesignated interest rate swaps.    At June 30, 2018, the aggregate notional amounts and weighted average interest rates for our undesignated interest rate swaps were as follows (in millions, except weighted average interest rates):

	Pay			Receive
	Aggregate	Fixed or	Weighted	Aggregate	Fixed or	Weighted
	notional	variable	average	notional	variable	average
	amount	rate	rate	amount	rate	rate
Undesignated interest rate swaps	$743	fixed	1.65%	$743	variable	2.33%

Forward exchange contracts—In connection with the Songa acquisition, we acquired certain undesignated forward exchange contracts, extending through May 2018, which represent an economic hedge to reduce the variability of cash payments of expenditures denominated in Norwegian krone.  On the acquisition date, the aggregate fair value of the forward exchange contracts represented an asset of $4 million.  During the three months ended June 30, 2018, we settled the remaining forward exchange contracts upon expiration.  In the six months ended June 30, 2018, we recognized a loss of $1 million, recorded in other, net, associated with the fair value adjustments resulting from currency exchange rates.

Currency swaps—In connection with the Songa acquisition, we acquired currency swaps, which were previously designated as a cash flow hedge, to reduce the variability of cash interest payments and the final cash principal payment associated with the Bond Loans resulting from the changes in the U.S. dollar to Norwegian krone exchange rate.  On the acquisition date, the aggregate fair value of the currency swaps represented a liability of $81 million.  In the six months ended June 30, 2018, we settled and terminated the currency swaps for an aggregate cash payment of $92 million, and we recognized a loss of $11 million, recorded in other, net.

Note 10—Postemployment Benefit Plans

The components of net periodic benefit costs, before tax, and funding contributions for our postemployment benefit plans were as follows (in millions):

	Three months ended June 30, 2018				Three months ended June 30, 2017
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$—	$1	$—	$1	$1	$—	$—	$1
Interest cost	15	3	—	18	17	2	—	19
Expected return on plan assets	(18)	(4)	—	(22)	(19)	(5)	—	(24)
Special termination benefits	—	—	2	2	—	—	—	—
Settlements and curtailments	—	—	(4)	(4)	—	5	—	5
Actuarial loss, net	2	—	—	2	2	—	—	2
Prior service cost, net	—	—	—	—	—	—	—	—
Net periodic benefit costs	$(1)	$—	$(2)	$(3)	$1	$2	$—	$3

Funding contributions	$—	$2	$—	$2	$—	$1	$—	$1

	Six months ended June 30, 2018				Six months ended June 30, 2017
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$—	$3	$—	$3	$2	$1	$—	$3
Interest cost	30	6	—	36	33	5	—	38
Expected return on plan assets	(36)	(10)	—	(46)	(37)	(10)	—	(47)
Special termination benefits	—	—	2	2	—	—	—	—
Settlements and curtailments	—	—	(4)	(4)	—	5	—	5
Actuarial loss, net	4	1	—	5	3	—	—	3
Prior service cost, net	—	—	(1)	(1)	—	—	(1)	(1)
Net periodic benefit costs	$(2)	$—	$(3)	$(5)	$1	$1	$(1)	$1

Funding contributions	$—	$11	$1	$12	$1	$7	$1	$9

-  17  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Income Taxes

Tax provision and rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the six months ended June 30, 2018 and 2017, our estimated effective tax rate, excluding discrete items, was (32.5) percent and 78.0 percent, respectively, based on estimated annual income or loss before income taxes.  In the six months ended June 30, 2018, compared to the six months ended June 30, 2017, our effective tax rate decreased primarily due to changes in the relative blend of income from operations in certain jurisdictions partially offset by the U.S. base erosion and anti‑abuse tax.

We consider the tax effect, if any, of the excluded items, as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the six months ended June 30, 2018 and 2017, the effect of the various discrete period tax items was a net tax expense of $90 million and a net tax benefit of $147 million, respectively.  In the six months ended June 30, 2018, such discrete items were primarily related to the U. S. transition tax on non‑U.S. earnings.  In the six months ended June 30, 2017, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years, valuation allowances on deferred tax assets for foreign tax credits not expected to be realized, release of a valuation allowance on deferred tax assets for foreign tax credits expected to be realized and deductions related to resolution of certain litigation matters related to the Macondo well incident.  For the six months ended June 30, 2018 and 2017, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (12.3) percent and 4.7 percent, respectively, based on income or loss before income tax expense.

U.S. tax reform—In December 2017, the U.S. enacted the 2017 Tax Act, which included prospective changes beginning in 2018, including a base erosion and anti‑abuse tax (“BEAT”), a global intangible low‑taxed income (“GILTI”) tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest and repeal of the domestic manufacturing deduction.  Effective January 1, 2018, we elected to treat any potential GILTI inclusions as a period cost.  We have evaluated our bareboat charter structure and have concluded that the current structure of our U.S. operations is subject to BEAT.  We have reflected the estimated impact of this tax in our provision for the six months ended June 30, 2018.  A significant portion of our BEAT liability is contractually protected due to a change in law provision in certain drilling contracts.

Transition tax on non‑U.S. earnings—The 2017 Tax Act imposes a one‑time transition tax on certain unremitted earnings and profits of our non‑U.S. subsidiaries.  At December 31, 2017, we did not have the necessary information available, prepared and analyzed to develop a reasonable estimate of the transition tax.  In the three months ended June 30, 2018, we recorded a liability of $108 million, recorded in other long‑term liabilities, for estimated transition taxes and a tax benefit of $17 million, recorded in other assets, for the estimated effect on the utilization of foreign tax credits.  Due to the number of years and complexity of determining amounts and composition of earnings and profits held in cash and other assets by the non‑U.S. subsidiaries of our U.S. subsidiaries, the determination of the transition tax requires further analysis.  The ultimate effect of our analysis may result in changes to our current estimate.  We have not yet made any changes to our assertion that the unremitted earnings of our non‑U.S. subsidiaries will be indefinitely reinvested.  We will complete our evaluation within the measurement period provided by Staff Accounting Bulletin No. 118.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments for an aggregate amount of BRL 862 million, equivalent to $222 million, including penalties and interest, with respect to our tax returns for the years 2000 through 2004.  In January 2008, we filed a protest letter with the Brazilian tax authorities for this tax assessment, and we are currently engaged in the appeals process.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for an aggregate amount of BRL 146 million, equivalent to approximately $38 million, including penalties and interest, with respect to our Brazilian income tax returns for the years 2009 and 2010.  In June 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 12—Loss Per Share

The numerator and denominator used for the computation of basic and diluted per share loss were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(1,135)	$(1,135)	$(1,690)	$(1,690)	$(1,345)	$(1,345)	$(1,599)	$(1,599)
Undistributed earnings allocable to participating securities	—	—	—	—	—	—	—	—
Net loss available to shareholders	$(1,135)	$(1,135)	$(1,690)	$(1,690)	$(1,345)	$(1,345)	$(1,599)	$(1,599)

Denominator for loss per share
Weighted-average shares outstanding	462	462	391	391	450	450	391	391
Effect of stock options and other share-based awards	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	462	462	391	391	450	450	391	391

Per share loss	$(2.46)	$(2.46)	$(4.32)	$(4.32)	$(2.99)	$(2.99)	$(4.09)	$(4.09)

In the three and six months ended June 30, 2018, we excluded from the calculation 11.4 million and 11.2 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three and six months ended June 30, 2017, we excluded from the calculation 5.7 million and 3.7 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three and six months ended June 30, 2018, we excluded from the calculation 84.0 million and 70.2 million shares issuable upon conversion of the Exchangeable Bonds, respectively, since the effect would have been anti‑dilutive.

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

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2018 and December 31, 2017, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $217 million and $219 million, respectively, recorded in other current liabilities, the majority of which is related to our settlement with the PSC.

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act, for which our subsidiary is no longer subject to probation.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine and certain cash contributions payable in scheduled installments.  In the six months ended June 30, 2017, we made a cash payment of $60 million, representing the final installment for our obligations under the Plea Agreement.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Thirty claimants elected to opt out of the PSC Settlement Agreement.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts established by the MDL Court for the settlement.  On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In November 2017, the MDL Court released $25 million from the escrow accounts for payment of attorneys’ fees.  At June 30, 2018 and December 31, 2017, the aggregate cash balance in escrow accounts was $213 million and $212 million, respectively, recorded in restricted cash accounts and investments.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At June 30, 2018, nine plaintiffs have claims pending in Louisiana, in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2018, the subsidiary was a defendant in approximately 125 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided with sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold and its operations were discontinued in 1989, and the subsidiary has no remaining assets other than insurance policies, rights and proceeds, including (i) certain policies subject to litigation and (ii) certain rights and proceeds held directly or indirectly through a qualified settlement fund.  The subsidiary has in excess of $1.0 billion in insurance limits potentially available to the subsidiary.  Although not all of the policies may be fully available due to the insolvency of certain insurers, we believe that the subsidiary will have sufficient funding directly or indirectly, including from settlements and payments from insurers, assigned rights from insurers and coverage‑in‑place settlement agreements with insurers to respond to these claims.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Rio de Janeiro tax assessment—In the year ended December 31, 2006, the state tax authorities of Rio de Janeiro in Brazil issued to one of our subsidiaries tax assessments on equipment imported into the state in connection with our operations, resulting from a preliminary finding by these authorities that our record keeping practices were deficient.  In September 2006, we filed an initial response refuting these tax assessments, and, in September 2007, the state tax authorities confirmed that they believed the tax assessments were valid.  On September 27, 2007, we filed an appeal with the state Taxpayer’s Council contesting the assessments.  In November 2017, the Third Chamber of the Taxpayer’s Council for administrative proceedings ruled in our favor with regard to one of the tax assessments.  In June 2018, the state tax authorities appealed against only a portion of this case, thus rendering greater than BRL 500 million, equivalent to approximately $130 million, of the tax assessments closed in our favor.  At June 30, 2018, the Taxpayer’s Council has yet to rule on the aggregate remaining tax assessment of BRL 41 million, equivalent to approximately $11 million.    While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect it to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

-  20  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

with the indenture and has meritorious defenses against these allegations, although it can make no assurance regarding the outcome of the lawsuit, including the actual amount that would be due in the event that the lawsuit is successful.  The notes are neither guaranteed by, nor recourse to, Transocean Ltd. or our other subsidiaries.  The claimants seek payment prior to the scheduled maturity of the principal amount of notes outstanding and accrued but unpaid interest as well as make‑whole amounts under the indenture.  In addition, the acceleration of the amounts due under the indenture could, absent a waiver from the requisite lenders, result in an event of default under our currently undrawn New Credit Facility.  We intend to vigorously defend the lawsuit.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the proceedings to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

We have been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs have agreed with the Environmental Protection Agency (the “EPA”) and the Department of Justice to settle our potential liabilities for this site by agreeing to perform the remaining remediation required by the EPA.  The parties to the settlement have entered into a participation agreement, which makes us liable for approximately eight percent of the remediation and related costs.  The remediation is complete, and we believe our share of the future operation and maintenance costs of the site is not material.  There are additional potential liabilities related to the site, but these cannot be quantified, and we have no reason at this time to believe that they will be material.

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

Note 14—Equity

Redeemable noncontrolling interest—Until June 11, 2018, we owned a 65 percent interest in Angola Deepwater Drilling Company Ltd. (“ADDCL”), a Cayman Islands company and variable interest entity for which we concluded that we were the primary beneficiary.    Angco Cayman Limited (“Angco Cayman”) owned the remaining a 35 percent interest in ADDCL.  Under the terms of ADDCL’s governing documents, Angco Cayman had the right to require us to purchase its interest in ADDCL for cash, and accordingly, we presented the carrying amount of Angco Cayman’s ownership interest as redeemable noncontrolling interest on our consolidated balance

-  21  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

sheets.  We also had the right under ADDCL’s governing documents to require Angco Cayman to sell us its interest, and we exercised that right.  On June 11, 2018, with no cash payment, we acquired the interests in ADDCL not previously owned by us, and ADDCL became our wholly owned subsidiary.  In connection with the acquisition, we reclassified the $53 million aggregate carrying amount of the redeemable noncontrolling interest to additional paid‑in capital.    At December 31, 2017, the carrying amount of the assets and liabilities of ADDCL, after eliminating the effect of intercompany transactions, was  $716 million and $7 million, respectively.

Extraordinary general meeting—On January 16, 2018, in connection with the Songa acquisition, shareholders at our extraordinary general meeting approved: (1) the issuance of up to 68.6 million Transocean Ltd. shares, (2) an amendment of our articles of association to create additional authorized share capital, (3) the election of a new director to our board of directors and (4) the issuance of consideration shares from our authorized share capital and shares issuable upon exchange of the Exchangeable Bonds.

Note 15—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,506	$2,506	$2,519	$2,519
Short-term investments	—	—	450	450
Restricted cash and cash equivalents	501	501	456	456
Restricted investments	7	7	33	33
Long-term debt, including current maturities	9,630	10,087	7,396	7,538
Derivative instruments, assets	19	19	—	—

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest.  Our cash equivalents are primarily invested in short‑term time deposits and money market funds.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturities of the instruments.  At June 30, 2018 and December 31, 2017, the aggregate carrying amount of our cash equivalents was $1.9 billion and $2.1 billion, respectively.

Short‑term investments—The carrying amount of our unrestricted short‑term investments represents the historical cost of the time deposits in which they are invested.  The carrying amount of such short‑term investments approximates fair value because of the near‑term maturities of the instruments.

Restricted cash and cash equivalents—The carrying amount of our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order, approximates fair value due to the near‑term maturities of the instruments in which the restricted balances are held.  At June 30, 2018, the aggregate carrying amount of such restricted cash and cash equivalents was $501 million, including $490 million and $11 million recorded in current assets and other assets, respectively.  At December 31, 2017, the aggregate carrying amount of such restricted cash and cash equivalents was $456 million, including $440 million and $16 million recorded in current assets and other assets, respectively.

Restricted investments—The carrying amount of our restricted investments, which are pledged for security of certain other credit arrangements, represents the amortized historical cost of the investment.  The carrying amount of such restricted investments approximates fair value because of the near‑term maturities of the instruments.  At June 30, 2018, the aggregate carrying amount of the restricted cash investments was $7 million, recorded in other assets.  At December 31, 2017, the aggregate carrying amount of the restricted cash investments was $33 million, including $26 million and $7 million, recorded in current assets and other assets, respectively.

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

-  22  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 16—Subsequent Events

Senior secured notes issuances—On July 13, 2018, we issued $750 million aggregate principal amount of the 5.875% Senior Secured Notes due January 2024 and received approximately $733 million aggregate cash proceeds, net of discount and issue costs.  In connection with the issuance of such notes, we were required to deposit $63 million in restricted cash accounts to satisfy debt service and working capital requirements.  We are required to pay semiannual installments of principal and interest on the 5.875% Senior Secured Notes, beginning January 15, 2019.  We may redeem all or a portion of the 5.875% Senior Secured Notes at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount without a make‑whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.  The indenture that governs the 5.875% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  The indenture also imposes a maximum collateral rig leverage ratio (“Maximum Collateral Ratio”), represented by the combined net earnings of the rigs relative to the debt balance, that changes over the term of the notes.  Through March 31, 2019, the Maximum Collateral Ratio under the indenture is 6.00 to 1.00.  The 5.875% Senior Secured Notes are secured by the assets and earnings associated with the harsh environment floaters Songa Enabler and Songa Encourage and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.

On July 20, 2018, we issued $600 million aggregate principal amount of 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”), and we received approximately $586 million aggregate cash proceeds, net of discount and issue costs.  In connection with the issuance of such notes, we were required to deposit $51 million in restricted cash accounts to satisfy debt service and working capital requirements.  We are required to pay semiannual installments of principal and interest on the 6.125% Senior Secured Notes, beginning February 1, 2019.  We may redeem all or a portion of the 6.125% Senior Secured Notes at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount, without a make‑whole provision, upon the occurrence of certain events related to the collateral rig and the related drilling contract.  The indenture that governs the 6.125% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate the collateral rig to declare or pay dividends to their affiliates.  The indenture also imposes a Maximum Collateral Ratio, represented by the net earnings of the rig relative to the debt balance, that changes over the term of the notes.  Through March 31, 2020, the Maximum Collateral Ratio under the indenture is 5.75 to 1.00.  The 6.125% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Pontus and the equity of the wholly owned subsidiaries that own or operate the collateral rig.

Senior secured term loan retirement—Subsequent to June 30, 2018, using proceeds from the 5.875% Senior Secured Notes, we made an aggregate cash payment of $855 million to repay the borrowings under the Senior Secured Term Loans due March 2026.

-  23  -

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

▪	the success of our business following completion of the Songa acquisition;
▪	the ability to successfully integrate our business with the Songa business;
▪	the risk that we may be unable to achieve expected synergies from the Songa acquisition or that it may take longer or be more costly than expected to achieve those synergies;
▪	debt levels, including impacts of a financial and economic downturn, and interest rates;
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

-  24  -

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 23, 2018, we owned or had partial ownership interests in and operated 43 mobile offshore drilling units, including 24 ultra‑deepwater floaters, 12 harsh environment floaters, two deepwater floaters and five midwater floaters.  As of July 23, 2018, we were constructing (i) two additional ultra‑deepwater drillships and (ii) one harsh environment semisubmersible, in which we hold a partial ownership interest.  We also operate one high‑specification jackup that was under a drilling contract when the rig was sold, and we continue to operate the rig until completion or novation of the drilling contract.  See “—Significant Events.”

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

Impairments—In the three and six months ended June 30, 2018, we recognized an aggregate loss of $548 million associated with the impairment of three ultra‑deepwater floaters, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  We performed an interim goodwill impairment test as of June 30, 2018 and determined that the goodwill associated with our contract drilling services reporting unit was impaired.  In the three and six months ended June 30, 2018, we recognized a loss of $463 million, which had no tax effect, associated with the impairment of our goodwill.  See “—Operating Results.”

New Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “New Credit Facility”), and we terminated the former bank credit agreement.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt issuances—On July 13, 2018, we issued $750 million aggregate principal amount of 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), and we received approximately $733 million aggregate cash proceeds, net of discount and issue costs.  On July 20, 2018, we issued $600 million aggregate principal amount of 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”), and we received approximately $586 million aggregate cash proceeds, net of discount and issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt retirement—In the six months ended June 30, 2018, we repurchased in the open market $84 million aggregate principal amount of our debt securities for an aggregate cash payment of $84 million.  On July 13, 2018, we made an aggregate cash payment of $855 million to repay the borrowings under the Senior Secured Term Loans due March 2026.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Investment in unconsolidated affiliates—In the six months ended June 30, 2018, we made an aggregate cash investment of $106 million in unconsolidated affiliates.  This included an initial investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own a newbuild harsh environment semisubmersible, recently renamed Transocean Norge.  The rig is expected to be delivered in the first quarter of 2019.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—In February 2018, we completed the construction of and placed into service the ultra‑deepwater floater Deepwater Poseidon.  See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the six months ended June 30, 2018, we completed the sale of four ultra‑deepwater floaters, along with related equipment, for which we received aggregate net cash proceeds of $19 million.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

-  25  -

Outlook

Drilling market—Our long‑term view of the offshore drilling market is positive, especially for harsh environment and ultra‑deepwater floaters.  Brent oil prices have remained above $70 per barrel for most of 2018, improving our customers’ economics of drilling oil and gas wells and supporting the budget cycle of our customers for 2019.  This is, in large part, due to favorable trends in the hydrocarbon supply‑demand balance where oil supply has declined relative to demand.

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

As of July 23, 2018, our contract backlog was $11.7 billion.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of July 23, 2018, the uncommitted fleet rates for the remainder of 2018 and each of the four years in the period ending December 31, 2022 were as follows:

	2018	2019	2020	2021	2022
Uncommitted fleet rate
Ultra-deepwater floaters	75%	58%	74%	78%	85%
Harsh environment floaters	66%	57%	58%	62%	67%
Deepwater floaters	72%	100%	100%	100%	100%
Midwater floaters	84%	75%	85%	100%	100%

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

	July 23,	April 18,	February 19,
	2018	2018	2018
Contract backlog	(In millions)
Ultra-deepwater floaters	$7,562	$8,142	$8,367
Harsh environment floaters	3,985	4,163	4,269
Deepwater floaters	41	81	105
Midwater floaters	119	48	60
High-specification jackups	11	25	38
Total contract backlog	$11,718	$12,459	$12,839

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

Our contract backlog as of July 23, 2018, includes an aggregate reduction of approximately $360 million due to changes to contract dayrates for four of our newbuild drillships related to cost reductions attributed to crew optimization and cost de-escalations.  In connection with the Songa acquisition, we acquired contract backlog of $3.7 billion, included in the contract backlog for our harsh environment floaters presented above, measured as of the acquisition date, January 30, 2018.

-  26  -

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues, excluding revenues for contract terminations and reimbursements, earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	June 30,	March 31	June 30,
	2018	2018	2017
Average daily revenue
Ultra-deepwater floaters	$377,600	$381,600	$482,200
Harsh environment floaters	$304,600	$279,100	$262,200
Deepwater floaters	$189,800	$193,400	$199,000
Midwater floaters	$99,100	$111,500	$100,300
High-specification jackups	$150,600	$150,000	$142,800
Total fleet average daily revenue	$308,300	$287,600	$329,900

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

	Three months ended
	June 30,	March 31	June 30,
	2018	2018	2017
Revenue efficiency
Ultra-deepwater floaters	100%	88%	97%
Harsh environment floaters	95%	95%	98%
Deepwater floaters	92%	93%	96%
Midwater floaters	99%	97%	99%
High-specification jackups	100%	99%	99%
Total fleet average revenue efficiency	97%	92%	97%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31	June 30,
	2018	2018	2017
Rig utilization
Ultra-deepwater floaters	47%	35%	38%
Harsh environment floaters	81%	84%	62%
Deepwater floaters	100%	100%	67%
Midwater floaters	35%	38%	33%
High-specification jackups	95%	97%	54%
Total fleet average rig utilization	57%	52%	44%

Our rig utilization rate declines as a result of idle and stacked rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the

-  27  -

customer.  We remove rigs from the calculation upon disposal, classification as held for sale or classification as discontinued operations.  Accordingly, our rig utilization can increase when idle or stacked units are removed from our drilling fleet.

Operating Results

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	June 30,
	2018	2017	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,458	2,137	321	15%
Average daily revenue	$308,300	$329,900	$(21,600)	(7)%
Revenue efficiency	97%	97%
Rig utilization	57%	44%

Contract drilling revenues	$790	$705	$85	12%
Other revenues	—	46	(46)	nm
	790	751	39	5%
Operating and maintenance expense	(431)	(331)	(100)	(30)%
Depreciation expense	(211)	(219)	8	4%
General and administrative expense	(52)	(35)	(17)	(49)%
Loss on impairment	(1,014)	(113)	(901)	nm
Gain (loss) on disposal of assets, net	1	(1,595)	1,596	nm
Operating loss	(917)	(1,542)	625	41%
Other income (expense), net
Interest income	13	7	6	86%
Interest expense, net of amounts capitalized	(148)	(129)	(19)	(15)%
Loss on retirement of debt	(2)	(48)	46	96%
Other, net	—	(4)	4	nm
Loss before income tax (expense) benefit	(1,054)	(1,716)	662	39%
Income tax (expense) benefit	(85)	37	(122)	nm
Net loss	$(1,139)	$(1,679)	$540	32%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to the following: (a) approximately $130 million resulting from operations acquired in the Songa acquisition, (b) approximately $100 million resulting from our newbuild ultra‑deepwater drillships that commenced operations subsequent to January 1, 2017, (c) $37 million resulting from contract early terminations and cancellations, (d) approximately $35 million resulting from the reactivation of two rigs and (e) $25 million of reimbursement revenues.  These increases were partially offset by the following decreases: (a) approximately $125 million resulting from lower dayrates, (b) approximately $85 million resulting from a greater number of rigs idle or stacked and (c) approximately $35 million resulting from rigs sold or classified as held for sale.

Other revenues for the three months ended June 30, 2017, included revenues of $40 million resulting from contract early terminations and cancellations and $6 million of reimbursement revenues.  For the three months ended June 30, 2018, these activities are presented in contract drilling revenues as part of our single performance obligation.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to the following: (a) approximately $80 million resulting from operations acquired in the Songa acquisition, (b) approximately $20 million resulting from our newbuild ultra‑deepwater drillships that commenced operations subsequent to January 1, 2017, (c) approximately $20 million resulting from increased reimbursable costs and (d) approximately $10 million resulting from the reactivation of two rigs.  These increases were partially offset by the following decreases: (a) approximately $30 million resulting from rigs sold or classified as held for sale and (b) approximately $10 million resulting from a greater number of rigs idle or stacked.

Depreciation expense decreased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to the following: (a) approximately $36 million resulting from rigs sold or classified as held for sale and (b) approximately $5 million resulting from the retirement or full depreciation of certain assets.  These decreases were partially offset by the following increases: (a) approximately $21 million related to the harsh environment floaters acquired in the Songa acquisition and (b) approximately $14 million resulting from our newbuild ultra‑deepwater drillships placed into service subsequent to April 1, 2017.

-  28  -

General and administrative expense increased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to the following: (a) approximately $9 million of increased personnel costs, primarily resulting from the early retirement of certain personnel, and (b) approximately $8 million of increased professional fees, of which $4 million was for costs related to developing technology for improving fleet performance and reducing costs.

Loss on impairment of assets—In the three months ended June 30, 2018, we recognized losses related to the following: (a) $548 million associated with the impairment of certain assets classified as held for sale and (b) $463 million associated with the impairment of our goodwill.  In the three months ended June 30, 2017, we recognized a loss on impairment related to the following: (a) $96 million associated with the impairment of our midwater floater asset group and (b) $17 million associated with the impairment of certain assets classified as held for sale.

Disposal of assets—In the three months ended June 30, 2017, we recognized a loss, primarily due to the completion of the sale of 10 high‑specification jackups and novation of the contracts relating to the construction of five high‑specification jackups, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to the following: (a) approximately $15 million of increased interest expense resulting from debt issued subsequent to April 1, 2017, (b) approximately $28 million of increased interest expense resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations subsequent to April 1, 2017 and (c) approximately $13 million of increased interest expense resulting from the debt and related undesignated derivative instruments issued or assumed in connection with the Songa acquisition.  Partially offsetting these increases was approximately $31 million of decreased interest expense resulting from the retirement of debt.

Loss on retirement of debt in the three months ended June 30, 2017, was primarily due to the retirement of notes validly tendered through the early tender date of the cash tender offers (the “2017 Tender Offers”).

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended June 30, 2018 and 2017, our effective tax rate was (8.0) percent and 2.2 percent, respectively, based on income or loss before income tax expense.  In the three months ended June 30, 2018 and 2017, the effect of the various discrete period tax items was a net tax expense of $91 million and a net tax benefit of $70 million, respectively.  In the three months ended June 30, 2018, such discrete items were primarily related to the U.S. transition tax on non‑U.S. earnings.  In the three months ended June 30, 2017, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for foreign tax credits not expected to be realized.  In the three months ended June 30, 2018 and 2017, our effective tax rate, excluding discrete items, was 22.0 percent and 74.0 percent, respectively, based on income or loss before income tax expense.  In the three months ended June 30, 2018 compared to the three months ended June 30, 2017, our effective tax rate decreased primarily due to changes in the relative blend of income from operations in certain jurisdictions, partially offset by the U.S. base erosion and anti‑abuse tax (“BEAT”).

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”), which includes a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate and the creation of a territorial tax system with a one‑time mandatory tax on certain unremitted earnings and profits of the non‑U.S. subsidiaries of our U.S. subsidiaries.  The 2017 Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax, a global intangible low‑taxed income tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest, and repeal of the domestic manufacturing deduction.  We have evaluated our bareboat charter structure and have concluded that the current structure of our U.S. operations is subject to BEAT.  We have reflected the estimated impact of this tax in our provision for the three months ended June 30, 2018.  A significant portion of our BEAT liability is contractually protected due to a change in law provision in certain drilling contracts.  However, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Due to a number of factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended June 30, 2018, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

-  29  -

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended
	June 30,
	2018	2017	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	4,611	4,324	287	7%
Average daily revenue	$298,600	$333,800	$(35,200)	(11)%
Revenue efficiency	95%	98%
Rig utilization	55%	44%

Contract drilling revenues	$1,454	$1,443	$11	1%
Other revenues	—	93	(93)	nm
	1,454	1,536	(82)	(5)%
Operating and maintenance expense	(855)	(678)	(177)	(26)%
Depreciation expense	(413)	(451)	38	8%
General and administrative expense	(99)	(74)	(25)	(34)%
Loss on impairment	(1,014)	(113)	(901)	nm
Gain (loss) on disposal of assets, net	6	(1,593)	1,599	nm
Operating loss	(921)	(1,373)	452	33%
Other income (expense), net
Interest income	25	13	12	92%
Interest expense, net of amounts capitalized	(295)	(256)	(39)	(15)%
Loss on retirement of debt	(2)	(48)	46	96%
Other, net	(10)	3	(13)	nm
Loss before income tax (expense) benefit	(1,203)	(1,661)	458	28%
Income tax (expense) benefit	(148)	77	(225)	nm
Net loss	$(1,351)	$(1,584)	$233	15%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to the following: (a) approximately $225 million resulting from lower dayrates, (b) approximately $210 million resulting from a greater number of rigs idle or stacked, (c) approximately $70 million resulting from rigs sold or classified as held for sale, (d) approximately $40 million resulting from lower revenue efficiency and (e) approximately $20 million resulting from lower activity across the fleet.  These decreases were partially offset by the following increases: (a) approximately $210 million resulting from operations acquired in the Songa acquisition, (b) approximately $175 million resulting from our newbuild ultra‑deepwater drillships that commenced operations subsequent to January 1, 2017, (c) $75 million resulting from contract early terminations and cancellation, (d) approximately $65 million resulting from the reactivation of two rigs and (e) $51 million of reimbursement revenues.

Other revenues for the six months ended June 30, 2017, included revenues of $77 million resulting from contract early terminations and cancellations and $16 million of reimbursement revenues.  For the six months ended June 30, 2018, these activities are presented in contract drilling revenues as part of our single performance obligation.

Costs and expenses—Operating and maintenance costs and expenses increased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to the following: (a) approximately $130 million resulting from operations acquired in the Songa acquisition, (b) approximately $40 million resulting from our newbuild ultra‑deepwater drillships that commenced operations subsequent to January 1, 2017, (c) approximately $35 million resulting from the reactivation of two rigs and (d) approximately $35 million resulting from increased reimbursable costs.  These increases were partially offset by the following decreases: (a) approximately $45 million resulting from a greater number of rigs sold or classified as held for sale and (b) approximately $15 million resulting from a greater number of rigs idle or stacked.

Depreciation expense decreased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to the following: (a) approximately $80 million resulting from rigs sold or classified as held for sale, (b) approximately $12 million resulting from the retirement or full depreciation of certain assets and (c) approximately $6 million resulting from the impairment of our midwater floater asset group in the three months ended to June 30, 2017.  These decreases were partially offset by the following increases: (a) approximately $35 million related to the harsh environment floaters acquired in the Songa acquisition and (b) approximately $26 million resulting from our newbuild ultra‑deepwater drillships placed into service subsequent to January 1, 2017.

General and administrative expense increased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to the following: (a) approximately $14 million of increased professional fees, of which $7 million was for costs

-  30  -

associated with the Songa acquisition and $5 million was for increased costs related to developing technology for improving fleet performance and reducing costs, and (b) approximately $9 million of increased personnel costs, primarily resulting from costs associated with the early retirement of certain personnel.

Loss on impairment of assets—In the six months ended June 30, 2018, we recognized losses related to the following: (a) $548 million associated with the impairment of certain assets classified as held for sale and (b) $463 million associated with the impairment of our goodwill.  In the six months ended June 30, 2017, we recognized a loss on impairment related to the following: (a) $96 million associated with the impairment of our midwater floater asset group and (b) $17 million associated with the impairment of certain assets classified as held for sale.

Disposal of assets—Gain on disposal of assets in the six months ended June 30, 2018, was primarily due to the sale of the ultra‑deepwater Deepwater Pathfinder, along with related equipment.  Loss on disposal of assets in the six months ended June 30, 2017, was primarily due to the completion of the sale of 10 high‑specification jackups and novation of the contracts relating to the construction of five high‑specification jackups, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to the following: (a) approximately $35 million resulting from debt issued subsequent to January 1, 2017, (b) approximately $47 million resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships placed into service during the year ended December 31, 2017 and (c) approximately $24 million resulting from the debt and related undesignated derivative instruments issued or assumed in connection with the Songa acquisition.  Partially offsetting these increases was approximately $63 million of decreased interest expense resulting from the retirement of debt.

Loss on retirement of debt in the six months ended June 30, 2017, was primarily due to the retirement of notes validly tendered through the early tender date of the 2017 Tender Offers.

Other expenses, net, increased in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily related to the following: (a) a loss of $19 million associated with currency exchange, primarily resulting from undesignated derivative instruments acquired in the Songa acquisition, partially offset by (b) a gain of $7 million associated with the non‑service component of net periodic benefit costs and (c) a gain of $5 million associated with the fair value adjustments of undesignated interest rate swaps acquired in the Songa acquisition.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the six months ended June 30, 2018 and 2017, our effective tax rate was (12.3) percent and 4.7 percent, respectively, based on income or loss before income tax expense.  In the six months ended June 30, 2018 and 2017, the effect of various discrete period tax items was a net tax expense of $90 million and a net tax benefit of $147 million, respectively.  In the six months ended June 30, 2018, such discrete items were primarily related to the U.S. transition tax on non‑U.S. earnings.  In the six months ended June 30, 2017, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years, valuation allowances on deferred tax assets for foreign tax credits not expected to be realized, release of a valuation allowance on deferred tax assets for foreign tax credits expected to be realized and deductions related to resolution of certain litigation matters related to the Macondo well incident.  In the six months ended June 30, 2018 and 2017, our effective tax rate, excluding discrete items, was (32.5) percent and 78.0 percent, respectively, based on income or loss before income tax expense.  Our effective tax rate decreased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to changes in the relative blend of income from operations in certain jurisdictions, partially offset by the U.S. BEAT.

For the six months ended June 30, 2018 and 2017, to calculate our annual estimated effective income tax rate of (32.5) percent and 78.0 percent, respectively, in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the six months ended June 30, 2018 and 2017, our annual estimated effective income tax rate would have been (30.3) percent and 77.1 percent, respectively, if we had included all jurisdictions in our calculations.

In December 2017, the U.S. enacted the 2017 Tax Act, which includes a number of changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate and the creation of a territorial tax system with a one‑time mandatory tax on certain unremitted earnings and profits of the non‑U.S. subsidiaries of our U.S. subsidiaries.  The 2017 Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax, a global intangible low‑taxed income tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest and repeal of the domestic manufacturing deduction.  We have evaluated our bareboat charter structure and have concluded that the current structure of our U.S. operations is subject to BEAT.  We have reflected the estimated impact of this tax in our provision for the six months ended June 30, 2018.  A significant portion of our BEAT liability is contractually protected due to a change in law provision in certain drilling contracts.  However, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

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

-  31  -

June 30, 2018, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2018, we had $2.5 billion in unrestricted cash and cash equivalents and $501 million in restricted cash and cash equivalents.  In the six months ended June 30, 2018, our primary sources of cash were proceeds from maturities of short‑term investments, unrestricted and restricted cash acquired in our business combination and our cash flows from operating activities.  Our primary uses of cash were (1) repayments of debt, (2) investments in unconsolidated affiliates, (3) capital expenditures, primarily associated with our newbuild construction projects, and (4) payments to terminate certain derivative instruments assumed in the Songa acquisition.

	Six months ended
	June 30,
	2018	2017	Change
	(In millions)
Cash flows from operating activities
Net loss	$(1,351)	$(1,584)	$233
Contract intangible asset amortization	49	—	49
Depreciation	413	451	(38)
Loss on impairment	1,014	113	901
(Gain) loss on disposal of assets, net	(6)	1,593	(1,599)
Loss on retirement of debt	2	48	(46)
Deferred income tax expense (benefit)	46	(39)	85
Other non-cash items, net	33	39	(6)
Changes in deferred revenues and costs, net	(65)	(76)	11
Changes in other operating assets and liabilities, net	(29)	(1)	(28)
	$106	$544	$(438)

Net cash provided by operating activities decreased primarily due to (a) reduced operating activities and (b) proceeds of $172 million received from customers for early terminations or cancellations of drilling contracts in prior-year period with no comparable activity in current-year period.

	Six months ended
	June 30,
	2018	2017	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(92)	$(258)	$166
Proceeds from disposal of assets, net	23	329	(306)
Unrestricted and restricted cash acquired in business combination	131	—	131
Investment in unconsolidated affiliates	(106)	—	(106)
Proceeds from maturities of short-term investments, net of deposits	450	—	450
Other, net	—	(15)	15
	$406	$56	$350

Net cash provided by investing activities increased primarily due to (a) proceeds from maturities of short‑term investments, net of deposits, (b) unrestricted and restricted cash acquired in the Songa acquisition and (c) reduced capital expenditures, primarily associated with our major construction projects, partially offset by cash used to invest in a joint venture company, established to construct and own the harsh environment semisubmersible Transocean Norge.

-  32  -

	Six months ended
	June 30,
	2018	2017	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of issue costs	$—	$403	$(403)
Repayments of debt	(388)	(1,533)	1,145
Proceeds from investments restricted for financing activities	26	50	(24)
Payments to terminate derivative instruments	(92)	—	(92)
Other, net	(26)	(3)	(23)
	$(480)	$(1,083)	$603

Net cash used in financing activities decreased primarily due to (a) decreased cash used to repay debt, primarily due to the 2017 cash tender offers in the prior-year period, partially offset by (b) net cash proceeds from the issuance of $410 million aggregate principal amount of 5.52% senior secured notes due May 2022 (the “5.52%Senior Secured Notes”) in the prior‑year period with no comparable activity in the current period and (c) cash used to settle and terminate certain derivative instruments acquired in the Songa acquisition in the current period with no comparable activity in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances and short‑term investments, internally generated cash flows, borrowings under our new bank credit agreement, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

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

New Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion New Credit Facility, which is scheduled to expire on the earlier of (i) June 22, 2023 and (ii) if the 9.00% Senior Notes due 2023, or any refinancing or replacement thereof with a stated maturity date that is earlier than 91 days after the five‑year anniversary of the closing date of the New Credit Facility, remain outstanding in an aggregate principal amount in excess of $300 million, the earliest stated maturity of such senior notes, or such refinancing or replacement.  The New Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The New Credit Facility is initially secured by, among other things, a lien on the ultra‑deepwater floaters Deepwater Asgard, Deepwater Invictus, Discoverer Inspiration, Transocean Barents and Transocean Spitsbergen.  The New Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The New Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates, pay dividends and other distributions.

We may borrow under the New Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “New Credit Facility Margin”), which ranges from 2.625 percent to 3.25 percent based on the Debt Rating, or (2) the base rate specified in the credit agreement plus the New Credit Facility Margin, plus one percent per annum.  Throughout the term of the New Credit Facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on our Debt Rating.  At June 30, 2018, based on our Debt Rating on that date, the New Credit Facility Margin was 3.25 percent and the facility fee was 0.75 percent.  At June 30, 2018, we had no borrowings outstanding, $12 million of letters of credit issued, and we had $1.0 billion of available borrowing capacity under the New Credit Facility.  See Note 8—Debt and Note 13—Commitments and Contingencies—Global Marine litigation.

-  33  -

Investment in unconsolidated affiliates—In the six months ended June 30, 2018. We made an aggregate cash investment of $106 million in unconsolidated affiliates.  This included an initial investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own a newbuild harsh environment semisubmersible, recently renamed Transocean Norge.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  We expect to make additional investments of $50 million and $33 million in January 2019 and January 2020, respectively.  The rig is expected to be delivered in the first quarter of 2019.  Additionally, we invested $15 million in a company involved in researching and developing technology for performing automated drilling and other activities.

Share issuances—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  In connection with these transactions, we issued 68.0 million shares.

Debt issuances—On July 20, 2018, we issued $600 million aggregate principal amount of the 6.125% Senior Secured Notes, and we received approximately $586 million aggregate cash proceeds, net of discount and issue costs.  The indenture that governs the 6.125% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate Deepwater Pontus to declare or pay dividends to their affiliates.

On July 13, 2018, we issued $750 million aggregate principal amount of the 5.875% Senior Secured Notes, and we received approximately $733 million aggregate cash proceeds, net of discount and issue costs.  The indenture that governs the 5.875% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate Songa Encourage or Songa Enabler to declare or pay dividends to their affiliates.

In connection with the Songa acquisition transactions, we also issued $863 million aggregate principal amount of Exchangeable Bonds as partial consideration for the acquisition of the acquired Songa shares and partial settlement of certain Songa indebtedness.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. under certain circumstances at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment due to the occurrence of certain events.

On October 17, 2017, we issued $750 million aggregate principal amount of 7.50% senior unsecured notes due January 2026 (the “7.50% Senior Notes”), and we received aggregate cash proceeds of $742 million, net of issue costs.  We used the majority of the net proceeds from the debt offering to repay or redeem certain maturing debt.

On May 5, 2017, we issued $410 million aggregate principal amount of 5.52% senior secured notes due May 2022 (the “5.52% Senior Secured Notes”), and we received aggregate cash proceeds of $403 million, net of issue costs.  The indenture that governs the 5.52% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate Deepwater Conqueror to declare or pay dividends to affiliates.  We will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount, and, under certain circumstances, the payment of a make‑whole amount, upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract.

Debt assumption—In connection with the Songa acquisition, we assumed rights and obligations under credit agreements establishing two senior secured term loan facilities (together, the “Senior Secured Term Loans”) and a subscription agreement establishing a junior secured bond facility (the “Junior Secured Bonds”).  The credit agreements and the subscription agreement contain covenants that, among other things, require us to maintain the following: (a) minimum amounts of liquidity, working capital and equity and (b) minimum ratios of leverage, equity, interest coverage and asset value‑to‑loan coverage.  The credit agreements and the subscription agreement for the assumed debt contain change of control clauses.  For the Senior Secured Term Loans, we received waivers from the lenders, which expire on August 31, 2018.  We intend to restructure the existing credit agreements or retire the borrowings through new financing arrangements with commercial banks or capital market sources.  We also have available credit under the New Credit Facility.  Economic conditions could impact the availability of these sources of funding.  On February 12, 2018, we served notice of our intent to call the borrowings under the Junior Secured Bonds, effective August 12, 2018.  On July 13, 2018, we made a $855 million aggregate cash payment to repay the borrowings under one of the Senior Secured Term Loans and terminated the underlying credit agreement.  At July 23, 2018, the aggregate borrowings outstanding under the remaining Senior Secured Term Loans and the Junior Secured Bonds was $560 million and $171 million, respectively.

In connection with the Songa acquisition, we also assumed the indebtedness related to two bond loans (together, the “Bond Loans”), previously publicly traded on the Oslo stock exchange, and on March 14, 2018, we made a cash payment of NOK 345 million, equivalent to $44 million, to repay the Bond Loans.  We also assumed the rights and obligations under a credit agreement, which was due to expire on March 31, 2018, for a secured borrowing facility.  On February 2, 2018, we made a cash payment of $23 million to repay the borrowings outstanding under the secured borrowing facility.

Debt tender offers—On July 11, 2017, we completed cash tender offers to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  As a result, we received valid tenders from holders of $1.2 billion aggregate principal amount of the 2017 Tendered Notes, and we made an aggregate cash payment of $1.3 billion to settle the 2017 Tendered Notes.

Debt redemptions, repurchases and other repayments—In the six months ended June 30, 2018, we repurchased in the open market $84 million aggregate principal amount of our debt securities for an aggregate cash payment of $84 million.  In the year ended

-  34  -

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

Derivative instruments—In connection with the Songa acquisition, we acquired certain currency swaps, which were previously designated as a cash flow hedge associated with the Bond Loans, which were denominated in Norwegian kroner.  In February 2018, we terminated and settled the currency swaps for an aggregate cash payment of $92 million.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, (the “PSC”) we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to resolve (1) punitive damages claims of private plaintiffs, businesses, and local governments and (2) certain claims that BP plc. (together with its affiliates, “BP”) had made against us and had assigned to private plaintiffs who previously settled economic damages claims against BP.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving the PSC Settlement Agreement, which is no longer subject to appeal.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account established by the MDL Court for the settlement.  In November 2017, the MDL Court released $25 million from the escrow accounts for partial payment of attorneys’ fees.  As of July 23, 2018, the aggregate cash balance of our escrow accounts was $213 million.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  In the six months ended June 30, 2018 and the year ended December 31, 2017, we did not purchase shares under our share repurchase program.  At July 23, 2018, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of June 30, 2018, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2017:

		For the twelve months ending June 30,
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in millions)
Contractual obligations
Debt	$9,182	$1,789	$707	$1,924	$4,762
Interest on debt	5,237	562	1,056	913	2,706
Total	$14,419	$2,351	$1,763	$2,837	$7,468

Other commercial commitments—As of June 30, 2018, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2017.

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

In connection with the Songa acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Notes to Condensed Consolidated Financial Statements—Note 4—Business Combination.

-  35  -

In the six months ended June 30, 2018, we made an aggregate cash investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own a newbuild harsh environment semisubmersible, recently renamed Transocean Norge.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  The Moss Maritime CS60 design is considered among the most capable newbuild semisubmersibles in the world.  Transocean Norge is not yet contracted and is expected to be delivered in the first quarter of 2019.  See Notes to Condensed Consolidated Financial Statements—Note 1—Business.

In the six months ended June 30, 2018, we made capital expenditures of $92 million, including capitalized interest of $20 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  The historical and projected capital expenditures and other capital additions, including capitalized interest, for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	six months	six months			Total
	through	ended	ending			estimated
	December 31,	June 30,	December 31,	For the years ending December 31,		costs
	2017	2018	2018	2019	2020	at completion
	(In millions)
Deepwater Poseidon (a)	871	32	—	—	—	903
Ultra-Deepwater drillship TBN1 (b)	266	14	14	55	461	810
Ultra-Deepwater drillship TBN2 (b)	200	6	11	39	504	760
Total	$1,337	$52	$25	$94	$965	$2,473

(a)	In February 2018, the ultra‑deepwater floater Deepwater Poseidon was placed into service and commenced operations.
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

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales and commercial banks or capital market financings.  We also have available credit under our New Credit Facility.  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the six months ended June 30, 2018, we identified four such drilling units that we intend to sell for scrap value.  During the year ended December 31, 2017, we identified seven such drilling units that we have sold or intend to sell for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.  During the six months ended June 30, 2018, we completed the sale of four ultra‑deepwater floaters, along with related assets, and we received net cash proceeds of $19 million.  During the year ended December 31, 2017, we completed the sale of one ultra‑deepwater floater and three midwater floaters, along with related assets, and we received aggregate net cash proceeds of $22 million.

Other Matters

Regulatory matters

Consent Decree—Under the civil consent decree (the “Consent Decree”), we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  The Consent Decree also requires us to submit and make publicly available certain plans, reports and other submissions.  One such plan is a performance plan approved on January 2, 2014, that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  Additionally, as required, we retained an independent auditor to review and report to the Department of Justice our compliance with the Consent Decree and an independent process safety consultant to review, report and assist with the process safety requirements of the Consent Decree.  We may request termination of the Consent Decree after January 2, 2019, provided we meet certain conditions.  The Consent Decree resolved the claim by the U.S. for civil penalties under the Clean Water Act.  We also agreed to pay, and have satisfied our obligations to pay, civil penalties of $1.0 billion plus interest.

Other regulatory matters—In addition, from time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the

-  36  -

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

See Notes to Condensed Consolidated Financial Statements—Note 11—Income Taxes.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2017.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of June 30, 2018, with exception to the following, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Revenue recognition—Effective January 1, 2018, we adopted the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  See Notes to Condensed Consolidated Financial Statements—Note 5—Revenues.

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

To estimate the fair value of our reporting unit, we apply a variety of valuation methods, incorporating the income, market and cost approaches.  We estimate fair value using discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our contract drilling services reporting unit, which are based on estimated future dayrates and rig utilization, we consider key factors, including assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount projected cash flows using a long‑term weighted‑average cost of capital, which is based on our estimate of the investment returns that

-  37  -

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

Our estimates of fair value require us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig utilization and dayrates.  Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used in a reporting unit’s fair value calculations could result in an estimate that is significantly below its carrying amount, which may indicate its goodwill is impaired.  In the six months ended June 30, 2018, as a result of an interim goodwill test, we recognized an aggregate loss of $463 million, which had no tax effect, associated with the impairment of the full balance of our goodwill.  See Note 3—Accounting Standards Updates, Note 4—Business Combination and Note 7—Goodwill.

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

For our debt and derivative instruments, the following table presents the notional amounts and related weighted‑average interest rates by contractual maturity date.  The following table presents information as of June 30, 2018 for the 12‑month periods ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Debt
Fixed rate (USD)	$405	$242	$534	$556	$1,449	$5,107	$8,293	$8,671
Average interest rate	6.97%	6.57%	6.53%	7.69%	2.80%	7.79%
Floating rate (USD)	$1,415	$—	$—	$—	$—	$—	$1,415	$1,416
Average interest rate	4.58%	—%	—%	—%	—%	—%

Interest rate swaps
Fixed to variable (USD)	$—	$540	$203	$—	$—	$—	$743	$19
Average receive rate	—%	2.33%	2.33%	—%	—%	—%
Average pay rate	—%	1.81%	1.23%	—%	—%	—%

___________________________________

(a)	Expected maturity amounts are based on the face value of debt.

Interest rate risk—At June 30, 2018 and December 31, 2017, the fair value of debt, presented above, was $10.1 billion and $7.5 billion, respectively.  During the six months ended June 30, 2018, the fair value of such debt increased by $2.6 billion due to the following: (a) an increase of approximately $1.6 billion due to the assumption of debt in connection with the Songa acquisition, (b) an increase of approximately $1.3 billion due to the issuance of exchangeable bonds, partially offset by (c) a decrease of approximately $230 million  due to the repayment of debt at scheduled maturities and (d) a decrease of approximately $67 million due to changes in market prices for our outstanding U.S. dollar‑denominated debt.

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

-  38  -

evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2018, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our current consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased (a)	Per Share	Plans or Programs (b)	(in millions) (b)
April 2018	71,120	$12.05	—	$3,274
May 2018	29,048	12.25	—	3,274
June 2018	222	10.09	—	3,274
Total	100,390	$12.10	—	$3,274

(a)

Total number of shares purchased in the three months ended June 30, 2018, were withheld by us through a broker arrangement and limited to statutory tax amounts due upon vesting of restricted share units awarded to our employees and non‑employee directors under our long‑term incentive plan.

(b)

In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion.  At June 30, 2018, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.3 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

-  39  -

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description	Location
	3.1	Articles of Association of Transocean Ltd.	Filed herewith.
	3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on November 23, 2016.
	4.1	Credit Agreement dated June 22, 2018, among Transocean Inc., the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on June 27, 2018.
	4.2	Indenture, dated July 13, 2018, by and among Transocean Guardian Limited, the Guarantors and Wells Fargo Bank, National Association.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on July 17, 2018.
	4.3	Indenture, dated July 20, 2018, by and among Transocean Pontus Limited, the Guarantors and Wells Fargo Bank, National Association.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on July 24, 2018.
*	10.1	First Amendment to Transocean Ltd. 2015 Long‑Term Incentive Plan.	Annex B to Transocean Ltd.’s definitive proxy statement (Commission File No. 001‑38373) filed on March 20, 2018.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002.	Filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002.	Filed herewith.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	Furnished herewith.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	Furnished herewith.
	101	Interactive data files.	Filed herewith.

*	Compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on July 31, 2018.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  40  -