Form 10-Q
period 2018-09-30
Transocean Ltd.
filed 2018-10-30
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-38373

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

As of October 22, 2018, 461,906,035 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10‑Q

QUARTER ENDED SEPTEMBER 30, 2018

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Contract drilling revenues	$816	$699	$2,270	$2,142
Other revenues	—	109	—	202
	816	808	2,270	2,344
Costs and expenses
Operating and maintenance	447	325	1,302	1,003
Depreciation	201	197	614	648
General and administrative	35	39	134	113
	683	561	2,050	1,764
Loss on impairment	(432)	(1,385)	(1,446)	(1,498)
Loss on disposal of assets, net	(6)	(9)	—	(1,602)
Operating loss	(305)	(1,147)	(1,226)	(2,520)

Other income (expense), net
Interest income	11	21	36	34
Interest expense, net of amounts capitalized	(160)	(112)	(455)	(368)
Loss on retirement of debt	(1)	(1)	(3)	(49)
Other, net	16	8	6	11
	(134)	(84)	(416)	(372)
Loss before income tax expense (benefit)	(439)	(1,231)	(1,642)	(2,892)
Income tax expense (benefit)	(30)	180	118	103

Net loss	(409)	(1,411)	(1,760)	(2,995)
Net income (loss) attributable to noncontrolling interest	—	6	(6)	21
Net loss attributable to controlling interest	$(409)	$(1,417)	$(1,754)	$(3,016)

Loss per share
Basic	$(0.88)	$(3.62)	$(3.86)	$(7.72)
Diluted	$(0.88)	$(3.62)	$(3.86)	$(7.72)

Weighted-average shares outstanding
Basic	463	391	454	391
Diluted	463	391	454	391

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss	$(409)	$(1,411)	$(1,760)	$(2,995)
Net income (loss) attributable to noncontrolling interest	—	6	(6)	21
Net loss attributable to controlling interest	(409)	(1,417)	(1,754)	(3,016)

Components of net periodic benefit costs before reclassifications	(1)	—	(4)	(2)
Components of net periodic benefit costs reclassified to net income	2	4	4	12

Other comprehensive income (loss) before income taxes	1	4	—	10
Income taxes related to other comprehensive income (loss)	—	(2)	—	(25)
Other comprehensive income (loss)	1	2	—	(15)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	1	2	—	(15)

Total comprehensive loss	(408)	(1,409)	(1,760)	(3,010)
Total comprehensive income (loss) attributable to noncontrolling interest	—	6	(6)	21
Total comprehensive loss attributable to controlling interest	$(408)	$(1,415)	$(1,754)	$(3,031)

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$2,307	$2,519
Short-term investments	—	450
Accounts receivable, net of allowance for doubtful accounts
of less than $1 at September 30, 2018 and December 31, 2017	627	596
Materials and supplies, net of allowance for obsolescence
of $139 and $141 at September 30, 2018 and December 31, 2017, respectively	401	418
Restricted cash accounts and investments	561	466
Other current assets	169	157
Total current assets	4,065	4,606

Property and equipment	23,565	22,693
Less accumulated depreciation	(5,206)	(5,291)
Property and equipment, net	18,359	17,402
Contract intangible assets	554	—
Deferred income taxes, net	40	47
Other assets	444	355
Total assets	$23,462	$22,410

Liabilities and equity
Accounts payable	$172	$201
Accrued income taxes	26	79
Debt due within one year	372	250
Other current liabilities	752	839
Total current liabilities	1,322	1,369

Long-term debt	8,955	7,146
Deferred income taxes, net	75	44
Other long-term liabilities	1,149	1,082
Total long-term liabilities	10,179	8,272

Commitments and contingencies
Redeemable noncontrolling interest	—	58

Shares, CHF 0.10 par value, 490,584,698 authorized, 143,754,927 conditionally authorized, 462,880,809 issued and 461,903,386 outstanding at September 30, 2018, and 417,060,033 authorized, 143,783,041 conditionally
authorized, 394,801,990 issued and 391,237,308 outstanding at December 31, 2017	44	37
Additional paid-in capital	12,033	11,031
Retained earnings	175	1,929
Accumulated other comprehensive loss	(290)	(290)
Total controlling interest shareholders’ equity	11,962	12,707
Noncontrolling interest	(1)	4
Total equity	11,961	12,711
Total liabilities and equity	$23,462	$22,410

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Nine months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	Quantity		Amount
Shares
Balance, beginning of period	391	389	$37	$36
Issuance of shares under share-based compensation plans	3	2	—	1
Issuance of shares in acquisition transactions	68	—	7	—
Balance, end of period	462	391	$44	$37

Additional paid-in capital
Balance, beginning of period			$11,031	$10,993
Share-based compensation			36	30
Issuance of shares under share-based compensation plans			—	(1)
Issuance of shares in acquisition transactions			739	—
Equity component of convertible debt instruments			172	—
Acquisition of redeemable noncontrolling interest			53	—
Allocated capital for transactions with holders of noncontrolling interest			5	—
Other, net			(3)	(2)
Balance, end of period			$12,033	$11,020

Retained earnings
Balance, beginning of period			$1,929	$5,056
Net loss attributable to controlling interest			(1,754)	(3,016)
Balance, end of period			$175	$2,040

Accumulated other comprehensive loss
Balance, beginning of period			$(290)	$(283)
Other comprehensive loss attributable to controlling interest			—	(15)
Balance, end of period			$(290)	$(298)

Total controlling interest shareholders’ equity
Balance, beginning of period			$12,707	$15,802
Total comprehensive loss attributable to controlling interest			(1,754)	(3,031)
Share-based compensation			36	30
Issuance of shares in acquisition transactions			746	—
Equity component of convertible debt instruments			172	—
Acquisition of redeemable noncontrolling interest			53	—
Allocated capital for transactions with holders of noncontrolling interest			5	—
Other, net			(3)	(2)
Balance, end of period			$11,962	$12,799

Noncontrolling interest
Balance, beginning of period			$4	$3
Total comprehensive income (loss) attributable to noncontrolling interest			(2)	1
Recognition of noncontrolling interest in business combination			33	—
Acquisition of noncontrolling interest			(31)	—
Allocated capital for transactions with holders of noncontrolling interest			(5)	—
Balance, end of period			$(1)	$4

Total equity
Balance, beginning of period			$12,711	$15,805
Total comprehensive loss			(1,756)	(3,030)
Share-based compensation			36	30
Issuance of shares in acquisition transactions			746	—
Equity component of convertible debt instruments			172	—
Recognition of noncontrolling interest in business combination			33	—
Acquisition of noncontrolling interest			(31)	—
Acquisition of redeemable noncontrolling interest			53	—
Other, net			(3)	(2)
Balance, end of period			$11,961	$12,803

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,760)	$(2,995)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	78	—
Depreciation	614	648
Share-based compensation expense	36	30
Loss on impairment	1,446	1,498
Loss on disposal of assets, net	—	1,602
Loss on retirement of debt	3	49
Deferred income tax expense (benefit)	50	32
Other, net	12	29
Changes in deferred revenues, net	(127)	(109)
Changes in deferred costs, net	23	42
Changes in other operating assets and liabilities, net	(55)	100
Net cash provided by operating activities	320	926

Cash flows from investing activities
Capital expenditures	(140)	(386)
Proceeds from disposal of assets, net	37	330
Unrestricted and restricted cash acquired in business combination	131	—
Investment in unconsolidated affiliates	(107)	—
Deposits into short-term investments	(50)	—
Proceeds from maturities of short-term investments	500	—
Other, net	—	10
Net cash provided by (used in) investing activities	371	(46)

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	1,319	403
Repayments of debt	(2,015)	(1,629)
Proceeds from investments restricted for financing activities	26	102
Payments to terminate derivative instruments	(92)	—
Other, net	(29)	(3)
Net cash used in financing activities	(791)	(1,127)

Net decrease in unrestricted and restricted cash and cash equivalents	(100)	(247)
Unrestricted and restricted cash and cash equivalents, beginning of period	2,975	3,433
Unrestricted and restricted cash and cash equivalents, end of period	$2,875	$3,186

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Overview—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of September 30, 2018, we owned or had partial ownership interests in and operated 41 mobile offshore drilling units, including 23 ultra‑deepwater floaters, 12 harsh environment floaters, two deepwater floaters and four midwater floaters.  As of September 30, 2018, we were constructing (i) two additional ultra‑deepwater drillships and (ii) one harsh environment semisubmersible, in which we hold a partial ownership interest.  We also operated one high‑specification jackup that was under a drilling contract when the rig was sold, and we continue to operate the rig until completion or novation of the drilling contract.  See Note 6—Drilling Fleet.

Merger agreement—On September 4, 2018, we announced that we entered into a definitive merger agreement (the “Merger Agreement”) with Ocean Rig UDW Inc., a Cayman Islands exempted company with limited liability (“Ocean Rig”), under which we agreed to acquire Ocean Rig in a cash and stock transaction.  The transaction consideration is comprised of 1.6128 newly issued shares of Transocean Ltd. plus $12.75 in cash for each common share of Ocean Rig.  As of September 30, 2018, Ocean Rig owned and operated 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters.  As of September 30, 2018, Ocean Rig was also constructing two ultra‑deepwater drillships.  See Note 4—Business Combinations, Note 13—Equity and Note 15—Subsequent Event.

Business combination—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”).  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  In connection with these transactions, we issued an aggregate of 68.0 million shares and $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”).  As a result of the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Note 4—Business Combinations.

Investment in unconsolidated affiliates—In the nine months ended September 30, 2018, we made an aggregate cash investment of $107 million in unconsolidated affiliates, including an initial investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  We account for this investment, recorded in other assets, using the equity method of accounting.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  We expect to make additional investments of $50 million and $33 million in January 2019 and January 2020, respectively.  We expect to operate the rig, through one of our wholly owned subsidiaries, under a drilling contract that is expected to commence in July 2019.  Additionally, we invested $16 million in other companies, recorded in other assets using the cost method of accounting, that are involved in researching and developing technology to improve automation in drilling and other activities.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, included in our annual report on Form 10‑K filed on February 21, 2018.

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

Business combination—In connection with the Songa acquisition, we applied the acquisition method of accounting.  Accordingly, we recorded the acquired assets and assumed liabilities at fair value and recognized goodwill to the extent the consideration transferred exceeded the fair value of the net assets acquired.  We estimated the fair values of the acquired assets and assumed liabilities as of the date of the acquisition, and our estimates are subject to adjustment based on our final assessments of the fair values of property and equipment, intangible assets, other assets and liabilities and our evaluation of tax positions and contingencies, which are ongoing.  We will complete our final assessments of the fair values of the acquired assets and assumed liabilities and our final evaluations of uncertain tax positions and contingencies within one year of the acquisition date.  See Note 4—Business Combinations.

Goodwill—We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of our reporting unit may have declined below its carrying value.  We test goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We determined that we have a single reporting unit for this purpose.  Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, as the result of our qualitative assessment, we determine that an impairment test is required, or, alternatively, if we elect to forgo the qualitative assessment, we record an impairment to goodwill to the extent the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.  In the nine months ended September 30, 2018, as a result of an interim goodwill test, we recognized an aggregate loss of $462 million, which had no tax effect, associated with the impairment of our goodwill.  See Note 3—Accounting Standards Updates, Note 4—Business Combinations and Note 7—Goodwill.

Contract intangible assets—In connection with the Songa acquisition, we recognized drilling contract intangible assets related to the acquired drilling contracts for future contract drilling services.  The drilling contract intangible assets represent the amount by which the fixed dayrates of the acquired contracts were above the market dayrates that were available or expected to be available during the term of the contract for similar contracts, measured as of the acquisition date.  We recognize the amortization on a straight‑line basis over the firm contract period as a reduction of contract drilling revenues.  At September 30, 2018, the carrying amount of our drilling contract intangible assets was $554 million.  See Note 4—Business Combinations.

Derivative instruments—We record derivatives on our consolidated balance sheet, measured at fair value.  We recognize the gains and losses associated with changes in the fair value of undesignated derivatives in current period earnings.  See Note 9—Derivative Instruments.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  In the three and nine months ended September 30, 2018, we capitalized interest costs of $8 million and $28 million, respectively, for our construction work in progress.  In the three and nine months ended September 30, 2017, we capitalized interest costs of $31 million and $91 million, respectively, for our construction work in progress.

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

Statement of cash flows—Effective January 1, 2018, we adopted the accounting standards update that requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows.  Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our condensed consolidated statements of cash flows, we removed the effect of proceeds from and deposits to restricted accounts from our cash flows provided by or used in operating and financing activities, as applicable.  For the nine months ended September 30, 2018 and 2017, such changes did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

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

Goodwill—Effective January 1, 2018, we early adopted the accounting standards update that simplifies the method for measuring the implied value of goodwill when performing a goodwill impairment test by performing a one‑step test, comparing the fair value of the reporting unit with its carrying amount.  The update eliminates the two‑step requirement to perform procedures to determine the fair value of assets and liabilities on the same basis as required in a business combination.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2019, including interim periods within those annual periods.  Our adoption did not have an effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Recently issued accounting standards

Leases—Effective January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  Under the updated definition of a lease, we have determined that our drilling contracts could contain a lease component.  In a recent update, targeted improvements were made to the accounting standards that provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non‑lease components of revenues for presentation purposes.  We expect to elect the new optional transition method of adoption.  Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract‑specific facts and circumstances.  Based on the lease arrangements under which we are the lessee as of September 30, 2018, we expect to recognize an aggregate lease liability and a corresponding right-to-use asset of between $65 million and $75 million.  Additionally, as of September 30, 2018, we have entered into a lease arrangement that is expected to commence prior to December 31, 2018, for which we expect to recognize an incremental lease liability of between $60 million and $65 million.  We do not expect our adoption to have a material effect on our condensed consolidated statements of financial position, operations or cash flows.  We continue to evaluate the requirements with regard to arrangements under which we are the lessor, the targeted updates and the effects such requirements may have on the disclosures contained in our notes to condensed consolidated financial statements.

Other comprehensive income—Effective January 1, 2019, we will adopt the accounting standards update that allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  We continue to evaluate the requirements and do not expect our adoption to have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Financial instruments – credit losses—Effective no later than January 1, 2020, we will adopt the accounting standards update that requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings.  The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  We continue to evaluate the requirements and do not expect our adoption to have

-  8  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Business Combinations

Ocean Rig UDW Inc.

On September 4, 2018, we announced that we entered into the Merger Agreement with Ocean Rig, under which we agreed to acquire Ocean Rig in a cash and stock transaction.  The transaction consideration is comprised of 1.6128 newly issued shares of Transocean Ltd. plus $12.75 in cash for each common share of Ocean Rig.  Based on the number of Ocean Rig shares outstanding, we expect to issue approximately 147.7 million shares and make an aggregate cash payment of approximately $1.17 billion pursuant to the Merger Agreement.  We expect to fund the consideration through a combination of proceeds from the issuance of debt and unrestricted cash balances.  As of September 30, 2018, Ocean Rig owned and operated 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters.  As of September 30, 2018, Ocean Rig was also constructing two ultra‑deepwater drillships.  The Merger Agreement is subject to the satisfaction of customary closing conditions for a transaction of this type.  We expect to complete the transaction before December 31, 2018.  If completed, we will account for the transaction using the acquisition method of accounting, pursuant to which we will record the consideration transferred, the assets acquired and the liabilities assumed at fair value, measured as of the acquisition date.  See Note 13—Equity and Note 15—Subsequent Event.

Songa Offshore SE

Overview—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  We believe the Songa acquisition strengthens our position as a leader in harsh environment and ultra‑deepwater drilling services by adding high value assets, including four high‑specification harsh environment floaters, supported by significant contract backlog.  Additionally, the acquisition strengthens our footprint in harsh environment operating areas.  The goodwill resulting from the business combination was attributed to synergies and intangible assets that did not qualify for separate recognition.  In the nine months ended September 30, 2018 and 2017, we incurred acquisition costs of $7 million and $3 million, respectively, recorded in general and administrative costs and expenses.

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

Assets and liabilities—We estimated the fair value of assets acquired, liabilities assumed and noncontrolling interest, measured as of January 30, 2018, as follows (in millions):

Total
Assets acquired
Cash and cash equivalents	$113
Accounts receivable	115
Other current assets	80
Property and equipment	2,414
Goodwill	462
Contract intangible assets	632

Liabilities assumed
Accounts payable and other current liabilities	178
Debt	1,768
Other long-term liabilities	76
Net assets acquired	1,794

Noncontrolling interest in business combination	33
Controlling interest acquired in business combination	$1,761

-  9  -

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

Contract intangible assets—In the three and nine months ended September 30, 2018, we recognized contract intangible amortization of $29 million and $78 million, respectively, recorded as a reduction of contract drilling revenues.  At September 30, 2018, the aggregate carrying amount of contract intangible assets was $554 million, which we expect to amortize over the remaining contract periods, through March 2024.  As of September 30, 2018, the estimated future amortization of contract intangible assets was as follows (in millions):

Total
Twelve months ending September 30,
2019	$117
2020	117
2021	117
2022	117
2023	74
Thereafter	12
Total carrying amount of contract intangible assets	$554

Pro forma combined operating results—We have included the operating results of Songa in our condensed consolidated results of operations, commencing on the acquisition date, January 30, 2018.  In the three and nine months ended September 30, 2018, our condensed consolidated statement of operations includes revenues of $137 million and $356 million, respectively, and net income of $16 million and $36 million, respectively, associated with the operations of Songa.  Pro forma combined operating results, assuming the acquisition was completed as of January 1, 2017, were as follows (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Contract drilling revenues	$816	$954	$2,319	$2,749
Net loss	(409)	(1,417)	(1,753)	(2,977)
Per share loss - basic and diluted	(0.88)	(3.11)	(3.79)	(6.55)

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

We recognize revenues earned under our drilling contracts based on variable dayrates, which range from a full operating dayrate to lower rates or zero rates for periods when drilling operations are interrupted or restricted, based on the specific activities we perform during the contract on an hourly, or more frequent, basis.  Such dayrate consideration is attributed to the distinct time period to which it relates within the contract term, and therefore, is recognized as we perform the services.  We recognize reimbursement revenues and the corresponding costs as we provide the customer‑requested goods and services, when such reimbursable costs are incurred while performing drilling operations.  Prior to performing drilling operations, we may receive pre‑operating revenues, on either a fixed lump‑sum or variable dayrate basis, for mobilization, contract preparation, customer‑requested goods and services or capital upgrades, which we recognize on a straight‑line basis over the estimated firm contract period.  We recognize losses for loss contracts as such losses are incurred.  We recognize revenues for demobilization or from contract terminations as we fulfill our obligations and all contingencies have been resolved.

The duration of our performance obligation varies by contract.  At September 30, 2018, the expected remaining duration of our drilling contracts extends through February 2028, excluding unexercised options.  In the three and nine months ended September 30, 2018, we recognized revenues of $54 million and $147 million, respectively, for performance obligations satisfied in previous periods, primarily related to our customer’s termination of the contract for Discoverer Clear Leader, effective November 2017, and certain revenues recognized on a cash basis.

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

To obtain contracts with our customers, we incur costs to prepare a rig for contract and deliver or mobilize a rig to the drilling location.  We defer pre‑operating costs, such as contract preparation and mobilization costs, and recognize such costs on a straight‑line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated firm period of drilling.  In the three and nine months ended September 30, 2018, we recognized costs of $14 million and $36 million, respectively, associated with pre‑operating costs for contracts with customers.  In the three and nine months ended September 30, 2017, we recognized costs of $11 million and $35 million, respectively, associated with pre‑operating costs for contracts with customers.  At September 30, 2018 and December 31, 2017, the unrecognized pre‑operating costs to obtain contracts was $10 million and $18 million, respectively, recorded in other assets.

Disaggregation—In the three and nine months ended September 30, 2018 and 2017, we recognized revenues as follows (in millions):

	Three months ended September 30, 2018						Three months ended September 30, 2017
	U.S.	U.K.	Norway	Brazil	Other	Total	U.S.	U.K.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$396	$—	$—	$1	$86	$483	$368	$—	$—	$39	$116	$523
Harsh environment floaters	—	37	174	—	54	265	8	62	15	—	33	118
Deepwater floaters	—	—	—	25	11	36	—	—	—	24	11	35
Midwater floaters	—	10	—	—	9	19	—	8	—	—	96	104
High-specification jackups	—	—	—	—	13	13	—	—	—	—	28	28
Total revenues	$396	$47	$174	$26	$173	$816	$376	$70	$15	$63	$284	$808

	Nine months ended September 30, 2018						Nine months ended September 30, 2017
	U.S.	U.K.	Norway	Brazil	Other	Total	U.S.	U.K.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$1,162	$—	$—	$1	$168	$1,331	$1,167	$—	$—	$198	$244	$1,609
Harsh environment floaters	—	88	467	—	166	721	8	197	54	—	89	348
Deepwater floaters	—	—	—	74	32	106	—	—	—	73	33	106
Midwater floaters	—	30	—	—	27	57	—	22	—	—	114	136
High-specification jackups	—	—	—	—	55	55	—	33	—	—	112	145
Total revenues	$1,162	$118	$467	$75	$448	$2,270	$1,175	$252	$54	$271	$592	$2,344

-  11  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation and capital upgrades using the straight‑line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	September 30,	January 1,
	2018	2018
Deferred contract revenues, recorded in other current liabilities	$90	$203
Deferred contract revenues, recorded in other long-term liabilities	408	422
Total contract liabilities	$498	$625

Significant changes in contract liabilities were as follows (in millions):

Nine months
ended
September 30, 2018
Total contract liabilities, beginning of period	625
Decrease due to recognition of revenues for goods and services	(192)
Increase due to goods and services transferred over time	65
Total contract liabilities, end of period	$498

Note 6—Drilling Fleet

Construction work in progress—For the nine months ended September 30, 2018 and 2017, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Nine months ended
	September 30,
	2018	2017
Construction work in progress, beginning of period	$1,392	$2,171

Capital expenditures
Newbuild construction program	64	299
Other equipment and construction projects	76	87
Total capital expenditures	140	386
Changes in accrued capital additions	(6)	(22)
Construction work in progress acquired in business combination	26	—
Construction work in progress sold	—	(289)

Property and equipment placed into service
Newbuild construction program	(903)	—
Other property and equipment	(61)	(66)
Construction work in progress, end of period	$588	$2,180

Impairments of assets held and used—During the three months ended June 30, 2017, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  Such indicators included recent significant declines in commodity prices and the market value of our stock, a reduction of projected dayrates and a further extension of currently low utilization rates.  As a result of our testing, we determined that the carrying amount of the midwater floater asset group was impaired.  In the nine months ended September 30, 2017, we recognized a loss of $94 million ($95 million after taxes, or $0.25 per diluted share), associated with the impairment of the midwater floater asset group.  We measured the fair value of this asset group by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Impairments of assets held for sale—During the nine months ended September 30, 2018, we announced our intent to retire in an environmentally responsible way, the ultra‑deepwater floaters Deepwater Discovery,  Deepwater Frontier,  Deepwater Millennium and GSF C.R. Luigs and the midwater floaters Songa Delta and Songa Trym, along with related assets.  In the three and nine months ended September 30, 2018, we recognized an aggregate loss of $433 million ($0.93 per diluted share) and $981 million ($2.15 per diluted share), respectively, which had no tax effect, associated with the impairment of these assets, which we determined were impaired at the time we classified the assets as held for sale.

During the nine months ended September 30, 2017, we announced our intent to retire in an environmentally responsible way, the ultra-deepwater floaters Cajun Express, Deepwater Pathfinder, GSF Jack Ryan,  Sedco Energy and Sedco Express and the deepwater

-  12  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

floater Transocean Marianas and the midwater floaters Transocean Prospect and Transocean Searcher, along with related assets.  In the three months and nine months ended September 30, 2017, we recognized an aggregate loss of $1.4 billion ($3.54 per diluted share) and $1.4 billion ($3.60 per diluted share), respectively, which had no tax effect, associated with the impairment of these assets, which we determined were impaired at the time we classified the assets as held for sale.

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

Dispositions—During the nine months ended September 30, 2018, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the ultra‑deepwater floaters Cajun Express,  Deepwater Discovery,  Deepwater Pathfinder,  Sedco Energy and Sedco Express, the deepwater floater Transocean Marianas and the midwater floater Songa Trym, along with related assets.  In the nine months ended September 30, 2018, we received aggregate net cash proceeds of $31 million and recognized an aggregate net gain of $6 million ($0.02 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the nine months ended September 30, 2018, we received aggregate net cash proceeds of $6 million and recognized an aggregate net loss of $6 million associated with the disposal of assets unrelated to rig sales.

On May 31, 2017, we completed the sale of 10 high‑specification jackups, including GSF Constellation I, GSF Constellation II, GSF Galaxy I, GSF Galaxy II, GSF Galaxy III, GSF Monarch, Transocean Andaman, Transocean Ao Thai, Transocean Honor and Transocean Siam Driller, along with related assets, and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the nine months ended September 30, 2017, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion ($4.08 per diluted share), which had no tax effect, associated with the disposal of these assets.  Following the completion of the sale, we agreed to continue to operate three of these high‑specification jackups through completion or novation of the drilling contracts, one of which we continue to operate as of September 30, 2018.  In the three and nine months ended September 30, 2018, our operating results included income of $10 million and $42 million, respectively, before taxes, associated with the high specification jackups that we continued to operate during the period.  In the three and nine months ended September 30, 2017, excluding our loss on the disposal of these assets, our operating results included income of $19 million and $46 million, respectively, before taxes, associated with the high‑specification jackup asset group.

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

Assets held for sale—At September 30, 2018, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Deepwater Frontier,  Deepwater Millennium and GSF C.R. Luigs and the midwater floater Songa Delta, along with related assets, was $26 million, recorded in other current assets.  At December 31, 2017, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, Sedco Energy and Sedco Express and the deepwater floater Transocean Marianas, along with related assets, was $22 million, recorded in other current assets.

Note 7—Goodwill

Impairment—We conduct goodwill impairment testing annually and when events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.  During the three months ended June 30, 2018, we classified as held for sale and impaired three ultra‑deepwater floaters (see Note 6—Drilling Fleet).  We identified the impairment of these assets included in our single contract drilling services reporting unit as a trigger to test the recoverability of goodwill.  As a result, we performed an interim goodwill impairment test as of June 30, 2018, and we determined that the goodwill associated with our contract drilling services reporting unit was fully impaired.  In the nine months ended September 30, 2018, we recognized a loss of $462 million ($1.02 per diluted share), which had no tax effect, associated with the impairment of the full balance of our goodwill.  We estimated the fair value of the contract drilling services reporting unit using the income approach.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

-  13  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 8—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Eksportfinans Loan due January 2018	$—	$26	$—	$26
6.50% Senior Notes due November 2020	286	286	288	288
6.375% Senior Notes due December 2021	328	328	327	327
5.52% Senior Secured Notes due May 2022	303	362	299	356
3.80% Senior Notes due October 2022	411	506	408	502
0.50% Exchangeable Bonds due January 2023	863	—	862	—
9.00% Senior Notes due July 2023	1,250	1,250	1,220	1,216
5.875% Senior Secured Notes due January 2024	750	—	734	—
7.75% Senior Secured Notes due October 2024	510	540	498	526
6.25% Senior Secured Notes due December 2024	531	562	520	549
6.125% Senior Secured Notes due August 2025	600	—	587	—
7.50% Senior Notes due January 2026	750	750	742	742
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	307	307
Capital lease contract due August 2029	519	541	519	541
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	9,434	7,484	9,327	7,396
Less debt due within one year
Eksportfinans Loan due January 2018	—	26	—	26
5.52% Senior Secured Notes due May 2022	83	79	81	77
5.875% Senior Secured Notes due January 2024	83	—	79	—
7.75% Senior Secured Notes due October 2024	60	60	58	57
6.25% Senior Secured Notes due December 2024	62	62	60	60
6.125% Senior Secured Notes due August 2025	66	—	63	—
Capital lease contract due August 2029	31	30	31	30
Total debt due within one year	385	257	372	250
Total long-term debt	$9,049	$7,227	$8,955	$7,146

Scheduled maturities—At September 30, 2018, the scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending September 30,
2019	$385
2020	392
2021	685
2022	681
2023	2,838
Thereafter	4,453
Total principal amount of debt	9,434
Total debt-related balances, net	(107)
Total carrying amount of debt	$9,327

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non‑credit enhanced senior unsecured long‑term debt.  As of September 30, 2018, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), which is scheduled to expire on the earlier of (i) June 22, 2023 and (ii) if greater than $300 million aggregate principal amount of our 9.00% Senior Notes due July 2023 remain outstanding in April 2023, such date.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is initially secured by, among other things, a lien on the ultra‑deepwater floaters Deepwater Asgard, Deepwater Invictus and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other

-  14  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.

We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.25 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At September 30, 2018, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 2.75 percent and the facility fee was 0.50 percent.  At September 30, 2018, we had no borrowings outstanding, $24 million of letters of credit issued, and we had $1.0 billion of available borrowing capacity under the Secured Credit Facility.  See Note 12—Commitments and Contingencies—Global Marine litigation.

Former Credit Facility—In June 2014, we entered into an amended and restated bank credit agreement, which established a $3.0 billion unsecured five‑year revolving credit facility, which was scheduled to expire on June 28, 2019 (the “Former Credit Facility”).  In June 2018, we terminated the Former Credit Facility and recognized a loss of $1 million associated with the termination.

Debt issuances

Senior secured notes—On July 13, 2018, we issued $750 million aggregate principal amount of 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”) and received aggregate cash proceeds of $733 million, net of discount and issue costs.  In connection with the issuance of such notes, we were required to deposit $63 million in restricted cash accounts to satisfy debt service and reserve requirements.  We are required to pay semiannual installments of principal and interest on the 5.875% Senior Secured Notes, beginning January 15, 2019.  The 5.875% Senior Secured Notes are secured by the assets and earnings associated with the harsh environment floaters Transocean Enabler and Transocean Encourage and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.

On July 20, 2018, we issued $600 million aggregate principal amount of 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes” and, together with the 5.875% Senior Secured Notes, the “2018 Senior Secured Notes”), and we received aggregate cash proceeds of $586 million, net of discount and issue costs.  In connection with the issuance of such notes, we were required to deposit $51 million in restricted cash accounts to satisfy debt service and reserve requirements.  We are required to pay semiannual installments of principal and interest on the 6.125% Senior Secured Notes, beginning February 1, 2019.  The 6.125% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Pontus and the equity of the wholly owned subsidiaries that own or operate the collateral rig.

We may redeem all or a portion of the 2018 Senior Secured Notes at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount without a make‑whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.  The indentures that govern the 2018 Senior Secured Notes each contain covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  The indentures also impose a maximum collateral rig leverage ratio (the “Maximum Collateral Ratio”), represented by the net earnings of the respective collateral rigs relative to the respective debt balance, that changes over the term of the notes.  Through March 31, 2020, the Maximum Collateral Ratio under the indenture for the 6.125% Senior Secured Notes is 5.75 to 1.00.  Through March 31, 2019, the Maximum Collateral Ratio under the indenture for the 5.875% Senior Secured Notes is 6.00 to 1.00.

Exchangeable bonds—In connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of Exchangeable Bonds, as partial consideration for the Songa shares and as consideration for refinancing certain Songa indebtedness.  Transocean Inc., our wholly owned direct subsidiary, is the issuer of the Exchangeable Bonds, for which Transocean Ltd. has provided a full and unconditional guarantee.  We are required to pay interest on the Exchangeable Bonds semiannually, beginning on July 30, 2018.  The Exchangeable Bonds may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  Holders of Exchangeable Bonds may require us to repurchase all or a portion of such holder’s Exchangeable Bonds upon the occurrence of certain events.  The aggregate fair value of the Exchangeable Bonds, measured as of the issuance date, was $1.04 billion, which represented a substantial premium of $172 million above par, and we recorded such premium to additional paid‑in capital.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

5.52% Senior Secured Notes—On May 5, 2017, we issued $410 million aggregate principal amount of 5.52% senior secured notes due May 2022, and in the nine months ended September 30, 2017, we received aggregate cash proceeds of $403 million, net of issue costs.

See Note 15—Subsequent Event.

-  15  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Debt assumptions and repayments

Senior Secured Term Loans—In connection with the Songa acquisition, we assumed the rights and obligations under credit agreements establishing two senior secured term loan facilities (the “Senior Secured Term Loans”).  The credit agreements contained change of control clauses, for which we received waivers from the lenders that were scheduled to expire on August 31, 2018.  In the three months ended September 30, 2018, we made an aggregate cash payment of $1.4 billion to repay the borrowings under the Senior Secured Term Loans and recognized an aggregate loss of $1 million associated with the termination of the underlying credit agreements of such loans.

Junior Secured Bonds—In connection with the Songa acquisition, we assumed the rights and obligations under a subscription agreement establishing a junior secured bond facility (the “Junior Secured Bonds”).  The subscription agreement contained a change of control clause, for which we received waivers from the lenders that were scheduled to expire on August 31, 2018.  On February 12, 2018, we served notice of our intent to call the Junior Secured Bonds.  On August 20, 2018, we made an aggregate cash payment of $171 million to repay the borrowings under the Junior Secured Bonds and terminated the underlying subscription agreement.

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

We also assumed the rights and obligations under a credit agreement, which was due to expire March 31, 2018, for a secured borrowing facility.  On February 2, 2018, we made a cash payment of $23 million to repay the borrowings outstanding under the secured borrowing facility and terminated the underlying credit agreement.

Debt retirements

Repurchases and repayments—During the nine months ended September 30, 2018 and 2017, we repurchased in the open market debt securities with aggregate principal amounts as follows (in millions):

	Nine months ended
	September 30,
	2018	2017
2.50% Senior Notes due October 2017	$—	$62
6.00% Senior Notes due March 2018	—	35
7.375% Senior Notes due April 2018	—	1
6.50% Senior Notes due November 2020	—	9
6.375% Senior Notes due December 2021	—	7
3.80% Senior Notes due October 2022	95	33
Aggregate principal amount retired	$95	$147

Aggregate cash payment	$95	$147

In the three and nine months ended September 30, 2018, we recognized an aggregate net loss of less than $1 million associated with the retirement of repurchased or repaid debt.  In the nine months ended September 30, 2017, we recognized an aggregate net loss of $1 million associated with the retirement of such repurchased debt.

Tender offers—In July 2017, we completed cash tender offers to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  We received valid tenders from holders of aggregate principal amounts of the 2017 Tendered Notes as follows (in million):

Nine months
ended
September 30,
2017
2.50% Senior Notes due October 2017	$271
6.00% Senior Notes due March 2018	400
7.375% Senior Notes due April 2018	128
6.50% Senior Notes due November 2020	207
6.375% Senior Notes due December 2021	213
Aggregate principal amount retired	$1,219

Aggregate cash payment	$1,269

In the three and nine months ended September 30, 2017, we recognized an aggregate net loss of $1 million and $48 million, respectively, associated with the retirement of such validly tendered debt.

-  16  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Derivative Instruments

Forward exchange contracts—At September 30, 2018, we held undesignated forward exchange contracts, extending through June 2019, with an aggregate notional payment amount of $113 million and an aggregate notional receive amount of NOK 900 million, representing a weighted average exchange rate of NOK 7.96 to $1.  In the three and nine months ended September 30, 2018, we recognized a loss of $3 million, recorded in other, net, associated with the forward exchange contracts.  At September 30, 2018, the undesignated forward exchange contracts represented a liability with a carrying amount of $2 million, recorded in other current liabilities.

In connection with the Songa acquisition, we acquired certain undesignated forward exchange contracts that extended through May 2018 and represented an economic hedge to reduce the variability of cash expenditures denominated in Norwegian kroner.  On the acquisition date, the aggregate fair value of the forward exchange contracts represented an asset of $4 million.  During the nine months ended September 30, 2018, we settled the remaining forward exchange contracts upon expiration.  In the nine months ended September 30, 2018, we recognized a loss of $1 million, recorded in other, net, associated with the forward exchange contracts.

Interest rate swaps—In connection with the Songa acquisition, we acquired interest rate swaps, which were previously designated but no longer qualified as a cash flow hedge, to reduce the variability of cash interest payments associated with the variable rate borrowings under the Senior Secured Term Loans, which we repaid in the three months ended September 30, 2018.  On the acquisition date, the aggregate fair value of the interest rate swaps represented an asset of $14 million.  In July and August 2018, we received aggregate cash proceeds of $18 million in connection with the settlement and termination of the interest rate swaps.  In the three and nine months ended September 30, 2018, we recognized a loss of $1 million and a gain of $4 million, respectively, recorded in other, net, associated the interest rate swaps.

Currency swaps—In connection with the Songa acquisition, we acquired currency swaps, which were previously designated as a cash flow hedge, to reduce the variability of cash interest payments and the final cash principal payment associated with the Bond Loans resulting from the changes in the U.S. dollar to Norwegian krone exchange rate.  On the acquisition date, the aggregate fair value of the currency swaps represented a liability of $81 million.  In February 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps.  In the nine months ended September 30, 2018, we recognized a loss of $11 million, recorded in other, net., associated with the currency swaps.

Note 10—Income Taxes

Tax provision and rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the nine months ended September 30, 2018 and 2017, our estimated effective tax rate, excluding discrete items, was (15.6) percent and 64.2 percent, respectively, based on estimated annual income or loss before income taxes.  In the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, our effective tax rate decreased primarily due to changes in the relative blend of income from operations in certain jurisdictions and the loss before income taxes and the increased tax expense as a result of the U.S. base erosion and anti‑abuse tax (“BEAT”).

We consider the tax effect, if any, of the excluded items noted, as well as settlements of prior year tax estimates to be discrete period tax expenses or benefits.  In the nine months ended September 30, 2018 and 2017, the effect of the various discrete period tax items was a net tax expense of $91 million and a net tax benefit of $57 million, respectively.  In the nine months ended September 30, 2018, such discrete items were primarily related to the U. S. transition tax on non‑U.S. earnings.  In the nine months ended September 30, 2017, such discrete items were largely related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years, valuation allowances on deferred tax assets for foreign tax credits not expected to be realized and deductions related to resolution of certain litigation matters related to the Macondo well incident.  For the nine months ended September 30, 2018 and 2017, these discrete tax items, coupled with the excluded income and expense items noted above, resulted in an effective tax rate of (7.2) percent and (3.6) percent, respectively, based on income or loss before income tax expense.  During the three months ended September 30, 2018, our U.S. valuation allowance increased by $91 million due to the deferred tax benefit recognized from the impairment of GSF C.R. Luigs.

U.S. tax reform—In December 2017, the U.S. enacted the 2017 Tax Act, which included prospective changes beginning in 2018, including a BEAT, a global intangible low‑taxed income (“GILTI”) tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest and repeal of the domestic manufacturing deduction.  Effective January 1, 2018, we elected to treat any potential GILTI inclusions as a period cost, and we have also evaluated our bareboat charter structure and have concluded that the current structure of our U.S. operations is subject to BEAT.  We have reflected the estimated impact of this tax in our provision for the nine months ended September 30, 2018.  A significant portion of our BEAT liability is contractually protected due to a change in law provision in certain drilling contracts.

Transition tax on non‑U.S. earnings—The 2017 Tax Act imposes a one‑time transition tax on certain unremitted earnings and profits of our non‑U.S. subsidiaries.  At December 31, 2017, we did not have the necessary information available, prepared and analyzed to develop a reasonable estimate of the transition tax.  In the nine months ended September 30, 2018, we recorded income tax expense of $104 million for estimated transition taxes and an income tax benefit of $17 million for the estimated effect on the utilization of foreign tax

-  17  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

credits.  Due to the number of years and complexity of determining amounts and composition of earnings and profits held in cash and other assets by the non‑U.S. subsidiaries of our U.S. subsidiaries subject to the transition tax, the determination of the transition tax requires further analysis.  The ultimate effect of our analysis may result in changes to our current estimate.  We have not yet made any changes to our assertion that the unremitted earnings of our non‑U.S. subsidiaries will be indefinitely reinvested.  We will complete our evaluation within the measurement period provided by Staff Accounting Bulletin No. 118.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for tax years 2009 and 2010, and in June 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  In September 2018, a portion of one of the cases was favorably closed.  As of September 30, 2018, the remaining aggregate tax assessment was for BRL 946 million, equivalent to $234 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Other tax matters—We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 11—Loss Per Share

The numerator and denominator used for the computation of basic and diluted per share loss were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(409)	$(409)	$(1,417)	$(1,417)	$(1,754)	$(1,754)	$(3,016)	$(3,016)
Undistributed earnings allocable to participating securities	—	—	—	—	—	—	—	—
Net loss available to shareholders	$(409)	$(409)	$(1,417)	$(1,417)	$(1,754)	$(1,754)	$(3,016)	$(3,016)

Denominator for loss per share
Weighted-average shares outstanding	463	463	391	391	454	454	391	391
Effect of share-based awards and other equity instruments	—	—	—	—	—	—	—	—
Weighted-average shares for per share calculation	463	463	391	391	454	454	391	391

Per share loss	$(0.88)	$(0.88)	$(3.62)	$(3.62)	$(3.86)	$(3.86)	$(7.72)	$(7.72)

In the three and nine months ended September 30, 2018, we excluded from the calculation 10.7 million share‑based awards since the effect would have been anti‑dilutive.  In the three and nine months ended September 30, 2017, we excluded from the calculation 5.6 million and 4.7 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three and nine months ended September 30, 2018, we excluded from the calculation 84.0 million and 74.9 million shares issuable upon conversion of the Exchangeable Bonds, respectively, since the effect would have been anti‑dilutive.

-  18  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 12—Commitments and Contingencies

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

We have recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2018 and December 31, 2017, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $217 million and $219 million, respectively, recorded in other current liabilities, the majority of which is related to our settlement with the PSC.

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act, for which our subsidiary is no longer subject to probation.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine and certain cash contributions payable in scheduled installments.  In the nine months ended September 30, 2017, we made a cash payment of $60 million, representing the final installment for our obligations under the Plea Agreement.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed the PSC Settlement Agreement with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) 72.8 percent to private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law and (2) 27.2 percent to private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Thirty claimants elected to opt out of the PSC Settlement Agreement.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into escrow accounts established by the MDL Court for the settlement.  On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In November 2017, the MDL Court released $25 million from the escrow accounts for payment of attorneys’ fees.  We expect the remaining funds to be released in three installments, the last of which is scheduled to be in March 2019.  At September 30, 2018 and December 31, 2017, the aggregate cash balance in escrow accounts was $214 million and $212 million, respectively, recorded in restricted cash accounts and investments.

Other legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At September 30, 2018, nine plaintiffs have claims pending in Louisiana, in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2018, the subsidiary was a defendant in approximately 141 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement, that we believe will be sufficient to respond to both the current lawsuits as well as future

-  19  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Global Marine litigation—On November 28, 2017, Wilmington Trust Company, in its capacity as trustee, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Global Marine Inc. (“Global Marine”), one of our wholly owned, indirect subsidiaries, seeking a declaratory judgment that Global Marine is in default under the indenture governing its $300 million of outstanding 7.00% Notes due June 2028.  We disagree with the assertions in the lawsuit and believe that Global Marine is in compliance with the indenture and has meritorious defenses against these allegations, although it can make no assurance regarding the outcome of the lawsuit, including the actual amount that would be due in the event that the lawsuit is successful.  The notes are neither guaranteed by, nor recourse to, Transocean Ltd. or our other subsidiaries.  The claimants seek payment prior to the scheduled maturity of the principal amount of notes outstanding and accrued but unpaid interest as well as make‑whole amounts under the indenture.  In addition, the acceleration of the amounts due under the indenture could, absent our payment of the amounts due or otherwise staying any judgment therefrom, result in an event of default under our currently undrawn Secured Credit Facility.  We intend to vigorously defend the lawsuit.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the proceedings to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Nigerian customer arbitration—One of our customers in Nigeria owes us approximately $80 million for drilling services performed in 2014 and 2015.  The customer has not disputed the services rendered and we have remained engaged in discussions with the customer about collection of this overdue balance.  In September 2018, we notified the customer of our intentions to enter into arbitration.  We intend to vigorously pursue full recovery of this receivable.  While we cannot predict or provide assurance as to its outcome, we do not expect it to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various tax matters, including certain tax assessments originally issued in 2006 on equipment imported into Rio de Janeiro, Brazil, various regulatory matters, and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any tax, regulatory, lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Note 13—Equity

Redeemable noncontrolling interest—Until June 11, 2018, we owned a 65 percent interest in Angola Deepwater Drilling Company Ltd. (“ADDCL”), a Cayman Islands company and variable interest entity for which we concluded that we were the primary beneficiary.  Angco Cayman Limited (“Angco Cayman”) owned the remaining a 35 percent interest in ADDCL.  Under the terms of ADDCL’s governing documents, Angco Cayman had the right to require us to purchase its interest in ADDCL for cash, and accordingly, we presented the carrying amount of Angco Cayman’s ownership interest as redeemable noncontrolling interest on our consolidated balance sheets.  We also had the right under ADDCL’s governing documents to require Angco Cayman to sell us its interest, and we exercised that right.  On June 11, 2018, pursuant to a settlement requiring no cash payment, we acquired the interests in ADDCL not previously owned by us, and ADDCL became our wholly owned subsidiary.  In connection with the acquisition, we reclassified the $53 million aggregate carrying amount of the redeemable noncontrolling interest to additional paid‑in capital.  At December 31, 2017, the carrying amount of the assets and liabilities of ADDCL, after eliminating the effect of intercompany transactions, was $716 million and $7 million, respectively.

Extraordinary general meetings—On January 16, 2018, in connection with the Songa acquisition, shareholders at our extraordinary general meeting approved: (1) the issuance of up to 68.6 million Transocean Ltd. shares, (2) an amendment of our articles of association to create additional authorized share capital, (3) the election of a new director to our board of directors and (4) the issuance of consideration shares from our authorized share capital and shares issuable upon exchange of the Exchangeable Bonds.

Pursuant to the Merger Agreement, we agreed to acquire all issued and outstanding shares of Ocean Rig.  In connection with the acquisition, shareholders at our extraordinary general meeting, scheduled for November 29, 2018, will be asked to consider the following: (1) an amendment of our articles of association to create additional authorized share capital, (2) the issuance of up to 147.7 million Transocean Ltd. shares and (3) the deletion of the previously approved special purpose authorized share capital.

Note 14—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,307	$2,307	$2,519	$2,519
Short-term investments	—	—	450	450
Restricted cash and cash equivalents	568	568	456	456
Restricted investments	7	7	33	33
Long-term debt, including current maturities	9,327	9,949	7,396	7,538
Derivative instruments, liabilities	2	2	—	—

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

Restricted cash and cash equivalents—The carrying amount of our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order, approximates fair value due to the near‑term maturities of the instruments in which the restricted balances are held.  At September 30, 2018, the aggregate carrying amount of such restricted cash and cash equivalents was $568 million, including $561 million and $7 million recorded in current assets and other assets, respectively.  At December 31, 2017, the aggregate carrying amount of such restricted cash and cash equivalents was $456 million, including $440 million and $16 million recorded in current assets and other assets, respectively.

Restricted investments—The carrying amount of our restricted investments, which are pledged for security of certain other credit arrangements, represents the amortized historical cost of the investment.  The carrying amount of such restricted investments approximates fair value because of the near‑term maturities of the instruments.  At September 30, 2018, the aggregate carrying amount of the restricted cash investments was $7 million, recorded in other assets.  At December 31, 2017, the aggregate carrying amount of the restricted cash investments was $33 million, including $26 million and $7 million, recorded in current assets and other assets, respectively.

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

Note 15—Subsequent Event

Debt issuance—On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% senior unsecured notes due November 2025 (the “7.25% Senior Notes”), and we received aggregate cash proceeds of $735 million, net of issue costs.  We intend to use the net proceeds from this offering to pay a portion of the cash consideration for the Ocean Rig acquisition and for related fees and expenses, or for general corporate purposes.  The 7.25% Senior Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc.  Such notes rank equal in right of payment to all of our existing and future unsecured unsubordinated obligations and rank structurally senior to the extent of the value of the assets of the subsidiaries guaranteeing the notes.  We may redeem all or a portion of the 7.25% Senior Notes at any time prior to November 1, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after November 1, 2021, at specified redemption prices.  The indenture that governs the 7.25% Senior Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease‑back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.

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
▪

the expected timing and likelihood of completion of the proposed acquisition of Ocean Rig UDW Inc., a Cayman Islands exempted company with limited liability (“Ocean Rig”), including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the contemplated transaction that could reduce anticipated benefits or cause the parties to abandon the transaction, the possibility that our shareholders may not approve certain matters that are conditions to the merger or the risk that the parties may not be able to satisfy the conditions to closing of the merger in a timely manner or at all;

▪	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement for the Ocean Rig acquisition;
▪	our ability to successfully complete the Ocean Rig acquisition;
▪

regulatory or other limitations imposed as a result of the acquisition of Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”) or Ocean Rig;

▪	the success of our business following completion of the acquisition of Songa or Ocean Rig;
▪	the ability to successfully integrate our business with the Songa and Ocean Rig businesses;
▪

the risk that we may be unable to achieve expected synergies from the Songa acquisition or the Ocean Rig acquisition or that it may take longer or be more costly than expected to achieve those synergies;

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

-  23  -

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 22, 2018, we owned or had partial ownership interests in and operated 41 mobile offshore drilling units, including 23 ultra‑deepwater floaters, 12 harsh environment floaters, two deepwater floaters and four midwater floaters.  As of October 22, 2018, we were constructing (i) two additional ultra‑deepwater drillships and (ii) one harsh environment semisubmersible, in which we hold a partial ownership interest.  See “—Significant Events.”

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

Significant Events

Merger agreement—On September 4, 2018, we announced that we entered into a definitive merger agreement (the “Merger Agreement”) with Ocean Rig, under which we agreed to acquire Ocean Rig in a cash and stock transaction.  The transaction consideration is comprised of 1.6128 newly issued shares of Transocean Ltd. plus $12.75 in cash for each common share of Ocean Rig.  As of October 22, 2018, Ocean Rig owned and operated 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters.  As of October 22, 2018, Ocean Rig was also constructing two ultra‑deepwater drillships.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

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

Impairments—In the nine months ended September 30, 2018, we recognized an aggregate loss of $981 million associated with the impairment of four ultra‑deepwater floaters and one midwater floater, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  We performed an interim goodwill impairment test as of June 30, 2018 and determined that the goodwill associated with our contract drilling services reporting unit was impaired.  In the nine months ended September 30, 2018, we recognized a loss of $462 million, which had no tax effect, associated with the impairment of our goodwill.  See “—Operating Results.”

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and we terminated the former bank credit agreement.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt issuances—On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% senior unsecured notes due November 2025 (the “7.25% Senior Notes”), and we received aggregate cash proceeds of $735 million, net of issue costs.  On July 13, 2018, we issued $750 million aggregate principal amount of 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), and we received approximately $733 million of aggregate cash proceeds, net of discount and issue costs.  On July 20, 2018, we issued $600 million aggregate principal amount of 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes” and, together with the 5.875% Senior Secured Notes, the “2018 Senior Secured Notes”), and we received approximately $586 million of aggregate cash proceeds, net of discount and issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

-  24  -

Debt retirement—In the nine months ended September 30, 2018, we made an aggregate cash payment of $1.6 billion to repay debt assumed in the Songa acquisition.  In the nine months ended September 30, 2018, we repurchased in the open market $95 million aggregate principal amount of our debt securities for an aggregate cash payment of $95 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Investment in unconsolidated affiliates—In the nine months ended September 30, 2018, we made an aggregate cash investment of $107 million in unconsolidated affiliates, including an initial investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  We expect to operate the rig, through one of our wholly owned subsidiaries, under a drilling contract that is expected to commence in July 2019.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—In February 2018, we completed the construction of and placed into service the ultra‑deepwater floater Deepwater Poseidon.  See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the nine months ended September 30, 2018, we completed the sale of five ultra‑deepwater floaters, one deepwater floater and one midwater floater, along with related equipment, for which we received aggregate net cash proceeds of $31 million.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Outlook

Drilling market—Our long‑term view of the part of the offshore drilling market in which we participate is positive and continues to improve, especially for ultra‑deepwater floaters.  Brent oil prices have remained above $70 per barrel for most of 2018 and recently exceeded $80 per barrel, improving our customers’ economics of drilling oil and gas wells and supporting the budget cycle of our customers for 2019.  This is, in large part, due to favorable trends in the hydrocarbon supply‑demand balance whereby oil supply has declined relative to demand.  We continue to see improved economics for offshore developments with a significant increase in our customers’ investment decisions over the past year.

Over the past year, opportunities have increased for our drilling services.  In markets requiring harsh environment floating drilling rigs, such as the Norwegian North Sea and eastern Canada, the limited supply of these specialized rigs has improved fleet utilization, which is resulting in increased dayrates on high‑specification rigs being tendered for new work.  Outside of harsh environment markets, the excess supply of ultra‑deepwater floaters relative to demand has delayed improvement of dayrates despite the increase in contract activity.  However, as the hydrocarbon supply‑demand balance improves, we expect that stability and sustained improvement of oil prices will ultimately result in greater demand for ultra‑deepwater drilling rigs and improvement of dayrates as utilization tightens.

As of October 22, 2018, our contract backlog was $11.5 billion.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished as oil prices have improved and stabilized.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 22, 2018, the uncommitted fleet rates for the remainder of 2018 and each of the four years in the period ending December 31, 2022 were as follows:

	2018	2019	2020	2021	2022
Uncommitted fleet rate
Ultra-deepwater floaters	88%	51%	69%	73%	84%
Harsh environment floaters	85%	36%	56%	62%	67%
Deepwater floaters	97%	100%	100%	100%	100%
Midwater floaters	90%	68%	81%	100%	100%

-  25  -

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

	October 22,	July 23,	April 18,
	2018	2018	2018
Contract backlog	(In millions)
Ultra-deepwater floaters	$7,435	$7,562	$8,142
Harsh environment floaters	3,974	3,985	4,163
Deepwater floaters	4	41	81
Midwater floaters	102	119	48
High-specification jackups	—	11	25
Total contract backlog	$11,515	$11,718	$12,459

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

Our contract backlog as of October 22, 2018, includes an aggregate reduction of approximately $350 million due to changes to contract dayrates for four of our ultra‑deepwater drillships that are contracted with a subsidiary of Royal Dutch Shell plc related to cost reductions resulting from crew optimization and cost de-escalations.

The contract backlog for high‑specification jackups represented the backlog for the high‑specification jackup that was under contract when we sold the rig, and we continued to operate such rig until October 2018, when we completed the drilling contract.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Average daily revenue—Average daily revenue is defined as contract drilling revenues, excluding revenues for contract terminations and reimbursements, earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	September 30,	June 30	September 30,
	2018	2018	2017
Average daily revenue
Ultra-deepwater floaters	$340,500	$377,600	$449,300
Harsh environment floaters	$309,000	$304,600	$213,100
Deepwater floaters	$195,700	$189,800	$187,300
Midwater floaters	$98,500	$99,100	$98,900
High-specification jackups	$145,700	$150,600	$151,200
Total fleet average daily revenue	$295,000	$308,300	$319,000

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may also be affected by revenues for lump sum bonuses or demobilization fees received from our customers and is reduced by the amortization of the contract intangible assets acquired in the Songa acquisition.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high‑specification jackups are typically contracted at lower dayrates compared to ultra‑deepwater floaters and harsh environment floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, unless we continue to operate rigs subsequent to sale, as we did with three of the high‑specification jackups sold in May 2017, in which case we remove the rigs at the time of completion or novation of the contract.

-  26  -

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

	Three months ended
	September 30,	June 30	September 30,
	2018	2018	2017
Revenue efficiency
Ultra-deepwater floaters	95%	100%	99%
Harsh environment floaters	95%	95%	92%
Deepwater floaters	96%	92%	90%
Midwater floaters	98%	99%	97%
High-specification jackups	99%	100%	99%
Total fleet average revenue efficiency	95%	97%	97%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30	September 30,
	2018	2018	2017
Rig utilization
Ultra-deepwater floaters	56%	47%	42%
Harsh environment floaters	83%	81%	77%
Deepwater floaters	100%	100%	69%
Midwater floaters	43%	35%	50%
High-specification jackups	100%	95%	95%
Total fleet average rig utilization	65%	57%	52%

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

-  27  -

Operating Results

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	September 30,
	2018	2017	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,592	2,189	403	18%
Average daily revenue	$295,000	$319,000	$(24,000)	(8)%
Revenue efficiency	95%	97%
Rig utilization	65%	52%

Contract drilling revenues	$816	$699	$117	17%
Other revenues	—	109	(109)	nm
	816	808	8	1%
Operating and maintenance expense	(447)	(325)	(122)	(38)%
Depreciation expense	(201)	(197)	(4)	(2)%
General and administrative expense	(35)	(39)	4	10%
Loss on impairment	(432)	(1,385)	953	69%
Loss on disposal of assets, net	(6)	(9)	3	33%
Operating loss	(305)	(1,147)	842	73%
Other income (expense), net
Interest income	11	21	(10)	(48)%
Interest expense, net of amounts capitalized	(160)	(112)	(48)	(43)%
Loss on retirement of debt	(1)	(1)	—	—%
Other, net	16	8	8	nm
Loss before income tax (expense) benefit	(439)	(1,231)	792	64%
Income tax (expense) benefit	30	(180)	210	nm
Net loss	$(409)	$(1,411)	$1,002	71%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the following: (a) approximately $135 million resulting from operations acquired in the Songa acquisition, (b) approximately $95 million resulting from our two newbuild ultra‑deepwater drillships that commenced operations subsequent to July 1, 2017, (c) $37 million resulting from contract early terminations and cancellations, (d) approximately $35 million resulting from the reactivation of two rigs in the prior year period, (e) approximately $30 million of reimbursement revenues and (f) approximately $10 million resulting from higher activity across the fleet.  These increases were partially offset by the following decreases: (a) approximately $105 million resulting from lower dayrates, (b) approximately $100 million resulting from a greater number of rigs idle or stacked, (c) approximately $15 million resulting from rigs sold or classified as held for sale and (d) approximately $10 million resulting from lower revenue efficiency.

Other revenues for the three months ended September 30, 2017, included revenues of $99 million resulting from contract early terminations and cancellations and $10 million of reimbursement revenues.  For the three months ended September 30, 2018, these activities are presented in contract drilling revenues as part of our single performance obligation.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended September 30, 2018, compared to the three months ended September 30, primarily due to the following: (a) approximately $75 million resulting from operations acquired in the Songa acquisition, (b) approximately $25 million resulting from our two newbuild ultra‑deepwater drillships that commenced operations subsequent to July 1, 2017, (c) approximately $15 million resulting from increased reimbursable costs and (d) approximately $15 million resulting from the reactivation of two rigs.  These increases were partially offset by approximately $5 million resulting from rigs sold or classified as held for sale.

Depreciation expense increased for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the following: (a) approximately $20 million related to the harsh environment floaters acquired in the Songa acquisition and (b) approximately $14 million resulting from our newbuild ultra‑deepwater drillships placed into service subsequent to July 1, 2017.  These increases were partially offset by the following decreases (a) approximately $26 million resulting from rigs sold or classified as held for sale and (b) approximately $5 million resulting from the retirement or full depreciation of certain assets.

General and administrative expense decreased for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to approximately $6 million of decreased personnel costs.

-  28  -

Loss on impairment of assets—In the three months ended September 30, 2018 and 2017, we recognized a loss of $433 million and $1.4 billion, respectively, associated with the impairment of certain assets classified as held for sale.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to the following: (a) approximately $32 million of increased interest expense resulting from debt issued subsequent to July 1, 2017, (b) approximately $31 million of increased interest expense resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations subsequent to July 1, 2017 and (c) approximately $6 million of increased interest expense resulting from the debt and related undesignated derivative instruments issued or assumed in connection with the Songa acquisition.  Partially offsetting these increases was approximately $12 million of decreased interest expense resulting from the retirement of debt.

Other income, net, increased in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily related to the following: (a) an increase of $12 million associated with receipt of payments related to our dual‑activity patent, partially offset by (b) a decrease of $7 million associated with currency exchange, primarily resulting from undesignated derivative instruments acquired in the Songa acquisition.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the three months ended September 30, 2018 and 2017, our effective tax rate was 6.7 percent and (14.7) percent, respectively, based on income or loss before income tax expense.  In the three months ended September 30, 2018 and 2017, the effect of the various discrete period tax items was a net tax expense of $1 million and $90 million, respectively.  In the three months ended September 30, 2018, such discrete items were related to various items, including a decrease in the U.S. transition tax on non‑U.S. earnings, tax expense for unrecognized tax benefits associated with tax position taken in prior years and return to provision adjustments.  In the three months ended September 30, 2017, such discrete items were primarily related to tax benefit of changes in unrecognized tax benefit associated with tax positions taken in prior years and valuation allowances on deferred tax assets for foreign tax credits not expected to be realized.  In the three months ended September 30, 2018 and 2017, our effective tax rate, excluding discrete items, was 2,757.6 percent and 56.5 percent, respectively, based on income or loss before income tax expense.  In the three months ended September 30, 2018 compared to the three months ended September 30, 2017, our effective tax rate increased primarily due to changes in the relative blend of income from operations in certain jurisdictions and the loss before income taxes and the increased tax expense as a result of the U.S. base erosion and anti‑abuse tax (“BEAT”).

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”), which includes changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate and the creation of a territorial tax system with a one‑time mandatory tax on certain unremitted earnings and profits of the non‑U.S. subsidiaries of our U.S. subsidiaries.  The 2017 Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax, a global intangible low‑taxed income tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest, and repeal of the domestic manufacturing deduction.  We have evaluated our bareboat charter structure and have concluded that the current structure of our U.S. operations is subject to BEAT.  We have reflected the estimated impact of this tax in our provision for the three months ended September 30, 2018.  A significant portion of our BEAT liability is contractually protected due to a change in law provision in certain drilling contracts.  However, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended September 30, 2018, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

-  29  -

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended
	September 30,
	2018	2017	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	7,203	6,513	690	11%
Average daily revenue	$297,300	$328,800	$(31,500)	(10)%
Revenue efficiency	95%	97%
Rig utilization	58%	46%

Contract drilling revenues	$2,270	$2,142	$128	6%
Other revenues	—	202	(202)	nm
	2,270	2,344	(74)	(3)%
Operating and maintenance expense	(1,302)	(1,003)	(299)	(30)%
Depreciation expense	(614)	(648)	34	5%
General and administrative expense	(134)	(113)	(21)	(19)%
Loss on impairment	(1,446)	(1,498)	52	3%
Loss on disposal of assets, net	—	(1,602)	1,602	nm
Operating loss	(1,226)	(2,520)	1,294	51%
Other income (expense), net
Interest income	36	34	2	6%
Interest expense, net of amounts capitalized	(455)	(368)	(87)	(24)%
Loss on retirement of debt	(3)	(49)	46	94%
Other, net	6	11	(5)	(45)%
Loss before income tax expense	(1,642)	(2,892)	1,250	43%
Income tax expense	(118)	(103)	(15)	(15)%
Net loss	$(1,760)	$(2,995)	$1,235	41%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the following: (a) approximately $355 million resulting from operations acquired in the Songa acquisition, (b) approximately $265 million resulting from our two newbuild ultra‑deepwater drillships that commenced operations subsequent to January 1, 2017, (c) $112 million resulting from contract early terminations and cancellation, (d) approximately $105 million resulting from the reactivation of two rigs, (e) approximately $70 million of reimbursement revenues and (f) approximately $25 million resulting from higher activity across the fleet.  These increases were partially offset by the following decreases: (a) approximately $365 million resulting from lower dayrates, (b) approximately $300 million resulting from a greater number of rigs idle or stacked, (c) approximately $90 million resulting from rigs sold or classified as held for sale and (d) approximately $55 million resulting from lower revenue efficiency.

Other revenues for the nine months ended September 30, 2017, included revenues of $176 million resulting from contract early terminations and cancellations and $26 million of reimbursement revenues.  For the nine months ended September 30, 2018, these activities are presented in contract drilling revenues as part of our single performance obligation.

Costs and expenses—Operating and maintenance costs and expenses increased for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the following: (a) approximately $205 million resulting from operations acquired in the Songa acquisition, (b) approximately $65 million resulting from our newbuild ultra‑deepwater drillships that commenced operations subsequent to January 1, 2017, (c) approximately $50 million resulting from the reactivation of two rigs, (d) approximately $30 million resulting from increased reimbursable costs and (e) approximately $20 million resulting from increased personnel costs, primarily associated with the change of country of operation.  These increases were partially offset by the following decreases: (a) approximately $50 million resulting from a greater number of rigs sold or classified as held for sale and (b) approximately $15 million resulting from a greater number of rigs idle or stacked.

Depreciation expense decreased for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the following: (a) approximately $106 million resulting from rigs sold or classified as held for sale, (b) approximately $17 million resulting from the retirement or full depreciation of certain assets and (c) approximately $6 million resulting from the impairment of our midwater floater asset group in the nine months ended to September 30, 2017.  These decreases were partially offset by the following increases: (a) approximately $55 million related to the harsh environment floaters acquired in the Songa acquisition and (b) approximately $40 million resulting from our newbuild ultra‑deepwater drillships placed into service subsequent to January 1, 2017.

-  30  -

General and administrative expense increased for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the following: (a) approximately $7 million of increased professional fees related to developing technology for improving fleet performance and reducing costs and (b) $7 million of increased acquisition costs related to the Songa acquisition and the proposed Ocean Rig acquisition.

Loss on impairment or disposal of assets—In the nine months ended September 30, 2018, we recognized losses related to the following: (a) $981 million associated with the impairment of certain assets classified as held for sale and (b) $462 million associated with the impairment of our goodwill.  In the nine months ended September 30, 2017, we recognized losses related to the following: (a) $1.4 billion associated with the impairment of certain assets classified as held for sale and (b) $94 million associated with the impairment of our midwater floater asset group.

In the nine months ended September 30, 2017, loss on disposal of assets was primarily due to the completion of the sale of 10 high‑specification jackups and novation of contracts for the construction of five high‑specification jackups, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the following: (a) approximately $78 million resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships placed into service subsequent to January 1, 2017, (b) approximately $67 million resulting from debt issued subsequent to January 1, 2017 and (c) approximately $30 million resulting from the debt and related undesignated derivative instruments issued or assumed in connection with the Songa acquisition.  Partially offsetting these increases was approximately $75 million of decreased interest expense resulting from the retirement of debt.

In the nine months ended September 30, 2017, loss on retirement of debt was primarily due to the retirement of notes validly tendered through the early tender date of the $1.5 billion aggregate principal amount of certain notes.

Other income, net, decreased in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily related to the following: (a) a decrease of $26 million associated with currency exchange, $15 million of which resulted from undesignated derivative instruments in the current‑year period, partially offset by (b) an increase of $12 million associated with receipt of payments related to our dual‑activity patent, (c) an increase of $8 million associated with the non‑service component of net periodic benefit costs and (d) an increase of $4 million associated with undesignated interest rate swaps acquired in the Songa acquisition and subsequently terminated in the current‑year period with no comparable activity in the prior‑year period.

Income tax expense—We operate internationally and provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  In the nine months ended September 30, 2018 and 2017, our effective tax rate was (7.2) percent and (3.6) percent, respectively, based on income or loss before income tax expense.  In the nine months ended September 30, 2018 and 2017, the effect of various discrete period tax items was a net tax expense of $91 million and a net tax benefit of $57 million, respectively.  In the nine months ended September 30, 2018, such discrete items were primarily related to the U.S. transition tax on non‑U.S. earnings.  In the nine months ended September 30, 2017, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years, valuation allowances on deferred tax assets for foreign tax credits not expected to be realized and deductions related to resolution of certain litigation matters related to the Macondo well incident.  In the nine months ended September 30, 2018 and 2017, our effective tax rate, excluding discrete items, was (15.6) percent and 64.2 percent, respectively, based on income or loss before income tax expense.  Our effective tax rate decreased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to changes in the relative blend of income from operations in certain jurisdictions and a loss before income taxes and the increased tax expense as a result of the U.S. BEAT.

For the nine months ended September 30, 2018 and 2017, to calculate our annual estimated effective income tax rate of (15.6) percent and 64.2 percent, respectively, in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the nine months ended September 30, 2018 and 2017, our annual estimated effective income tax rate would have been (32.8) percent and 89.3 percent, respectively, if we had included all jurisdictions in our calculations.

In December 2017, the U.S. enacted the 2017 Tax Act, which includes changes to existing U.S. tax laws that have an impact on our income tax provision, most notably a reduction of the U.S. corporate income tax rate and the creation of a territorial tax system with a one‑time mandatory tax on certain unremitted earnings and profits of the non‑U.S. subsidiaries of our U.S. subsidiaries.  The 2017 Tax Act also makes prospective changes beginning in 2018, including a base erosion and anti‑abuse tax, a global intangible low‑taxed income tax, additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest and repeal of the domestic manufacturing deduction.  We have evaluated our bareboat charter structure and have concluded that the current structure of our U.S. operations is subject to BEAT.  We have reflected the estimated impact of this tax in our provision for the nine months ended September 30, 2018.  A significant portion of our BEAT liability is contractually protected due to a change in law provision in certain drilling contracts.  However, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the nine months ended

-  31  -

September 30, 2018, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2018, we had $2.3 billion in unrestricted cash and cash equivalents and $568 million in restricted cash and cash equivalents.  In the nine months ended September 30, 2018, our primary sources of cash were as follows: (1) net cash proceeds from the issuance of debt, (2) proceeds from maturities of short‑term investments, (3) cash flows from our operating activities and (4) unrestricted and restricted cash acquired in the Songa acquisition.  Our primary uses of cash were as follows: (a) repayments of debt, (b) capital expenditures, primarily associated with our newbuild construction projects, (c) investments in unconsolidated affiliates, and (d) payments to terminate certain derivative instruments assumed in the Songa acquisition.

	Nine months ended
	September 30,
	2018	2017	Change
	(In millions)
Cash flows from operating activities
Net loss	$(1,760)	$(2,995)	$1,235
Contract intangible asset amortization	78	—	78
Depreciation	614	648	(34)
Loss on impairment	1,446	1,498	(52)
(Gain) loss on disposal of assets, net	—	1,602	(1,602)
Loss on retirement of debt	3	49	(46)
Deferred income tax expense (benefit)	50	32	18
Other non-cash items, net	48	59	(11)
Changes in deferred revenues and costs, net	(104)	(67)	(37)
Changes in other operating assets and liabilities, net	(55)	100	(155)
	$320	$926	$(606)

Net cash provided by operating activities decreased primarily due to the following: (i) reduced operating activities and (ii) proceeds of $259 million received from customers for early terminations or cancellations of drilling contracts in prior-year period with no comparable activity in current-year period.

	Nine months ended
	September 30,
	2018	2017	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(140)	$(386)	$246
Proceeds from disposal of assets, net	37	330	(293)
Unrestricted and restricted cash acquired in business combination	131	—	131
Investment in unconsolidated affiliates	(107)	—	(107)
Proceeds from maturities of short-term investments, net of deposits	450	—	450
Other, net	—	10	(10)
	$371	$(46)	$417

Net cash provided by investing activities increased primarily due to the following: (i) proceeds from maturities of short‑term investments, net of deposits, (ii) unrestricted and restricted cash acquired in the Songa acquisition and (iii) reduced capital expenditures, primarily associated with our major construction projects, partially offset by (iv) cash used to invest in unconsolidated joint venture companies, including one that was established to construct and own the harsh environment semisubmersible Transocean Norge in the current-year period with no comparable activity in the prior-year period.

-  32  -

	Nine months ended
	September 30,
	2018	2017	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	$1,319	$403	$916
Repayments of debt	(2,015)	(1,629)	(386)
Proceeds from investments restricted for financing activities	26	102	(76)
Payments to terminate derivative instruments	(92)	—	(92)
Other, net	(29)	(3)	(26)
	$(791)	$(1,127)	$336

Net cash used in financing activities decreased primarily due to the following: (i) increased net cash proceeds from the issuance of the 2018 Senior Secured Notes in the current‑year period compared to proceeds from the issuance of the 5.52% senior secured notes due May 2022 (the “5.52%Senior Secured Notes”) in the prior‑year period, partially offset by (ii) increased cash used to repay debt, primarily associated with the repayment of debt assumed in the Songa acquisition, in the current-year period compared to cash used to repay debt, primarily associated with the 2017 cash tender offers, in the prior-year period and (iii) cash used to settle and terminate certain derivative instruments acquired in the Songa acquisition in the current‑year period with no comparable activity in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”) are below investment grade.  Such Debt Rating has caused us to experience increased fees interest rates under agreements governing certain of our senior notes.  Further downgrades may affect or limit our ability to access debt markets in the future.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Merger agreement—On September 4, 2018, we announced that we entered into the Merger Agreement with Ocean Rig, under which we agreed to acquire Ocean Rig in a cash and stock transaction.  The transaction consideration is comprised of 1.6128 newly issued shares of Transocean Ltd. plus $12.75 in cash for each common share of Ocean Rig.  Based on the number of Ocean Rig common shares outstanding, we expect to issue approximately 147.7 million Transocean Ltd. shares and make an aggregate cash payment of approximately $1.17 billion pursuant to the Merger Agreement.  We expect to fund the consideration through a combination of unrestricted cash balances and proceeds from the issuance of debt.  As of September 30, 2018, Ocean Rig owned and operated 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters.  As of September 30, 2018, Ocean Rig was also constructing two ultra‑deepwater drillships.

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion Secured Credit Facility, which is scheduled to expire on the earlier of (i) June 22, 2023 and (ii) if greater than $300 million aggregate principal amount of our 9.00% Senior Notes due July 2023 remain outstanding in April 2023, such date.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is initially secured by, among other things, a lien on the ultra‑deepwater floaters Deepwater Asgard, Deepwater Invictus and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreements and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility

-  33  -

are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At October 22, 2018, we had no borrowings outstanding, $24 million of letters of credit issued, and we had $1.0 billion of available borrowing capacity under the Secured Credit Facility.  See Notes to Condensed Consolidated Financial Statements—Note 8—Debt and Note 12—Commitments and Contingencies—Global Marine litigation.

Investment in unconsolidated affiliates—In the nine months ended September 30, 2018, we made an aggregate cash investment of $107 million in unconsolidated affiliates, including an initial investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  We expect to make additional investments of $50 million and $33 million in January 2019 and January 2020, respectively.  The rig is expected to commence operations in July 2019.  Additionally, we invested $16 million in other companies involved in researching and developing technology to improve automation in drilling and other activities.

Share issuances—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  In connection with these transactions, we issued 68.0 million shares.

Debt issuances—On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% Senior Notes, and we received aggregate cash proceeds of $735 million, net of issue costs.  We intend to use the net proceeds from this offering to pay a portion of the cash consideration for the Ocean Rig acquisition and for related fees and expenses, or for general corporate purposes.

On July 13, 2018, we issued $750 million aggregate principal amount of the 5.875% Senior Secured Notes, and we received aggregate cash proceeds of $733 million, net of discount and issue costs.  On July 20, 2018, we issued $600 million aggregate principal amount of the 6.125% Senior Secured Notes, and we received aggregate cash proceeds of $586 million, net of discount and issue costs.  The indentures that govern the 2018 Senior Secured Notes contain covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 2018 Senior Secured Notes at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount without a make‑whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.

In connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of Exchangeable Bonds as partial consideration for the acquisition of the acquired Songa shares and partial settlement of certain Songa indebtedness.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. under certain circumstances at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment due to the occurrence of certain events.

On October 17, 2017, we issued $750 million aggregate principal amount of 7.50% senior unsecured notes due January 2026 (the “7.50% Senior Notes”), and we received aggregate cash proceeds of $742 million, net of issue costs.  We used the majority of the net proceeds from the debt offering to repay or redeem certain maturing debt.

On May 5, 2017, we issued $410 million aggregate principal amount of the 5.52% Senior Secured Notes, and we received aggregate cash proceeds of $403 million, net of issue costs.  The indenture that governs the 5.52% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate Deepwater Conqueror to declare or pay dividends to affiliates.  We will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount, and, under certain circumstances, the payment of a make‑whole amount, upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract.

Debt assumptions and repayments—In connection with the Songa acquisition, we assumed rights and obligations under credit agreements establishing two senior secured term loan facilities (together, the “Senior Secured Term Loans”) and a subscription agreement establishing a junior secured bond facility (the “Junior Secured Bonds”).  The credit agreements and the subscription agreement for the assumed debt contained change of control clauses, for which we received waivers from the lenders that were scheduled to expire on August 31, 2018.  On February 12, 2018, we served notice of our intent to call the Junior Secured Bonds.  In the three months ended September 30, 2018, we made an aggregate cash payment of $1.4 billion to repay the borrowings under the Senior Secured Term Loans and terminated the underlying credit agreements.  On August 20, 2018, we made an aggregate cash payment of $171 million to repay the Junior Secured Bonds and terminated the underlying subscription agreement.

In connection with the Songa acquisition, we also assumed the indebtedness related to two bond loans (together, the “Bond Loans”), previously publicly traded on the Oslo stock exchange, and on March 14, 2018, we made a cash payment of NOK 345 million, equivalent to $44 million, to repay the Bond Loans.  We also assumed the rights and obligations under a credit agreement, which was due to expire on March 31, 2018, for a secured borrowing facility.  On February 2, 2018, we made a cash payment of $23 million to repay the borrowings outstanding under the secured borrowing facility and terminated the underlying credit agreement.

-  34  -

Debt tender offers—In July 2017, we completed cash tender offers to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  We received valid tenders from holders of $1.2 billion aggregate principal amount of the 2017 Tendered Notes, and we made an aggregate cash payment of $1.3 billion to settle the 2017 Tendered Notes.

Debt redemptions, repurchases and other repayments—In the nine months ended September 30, 2018, we repurchased in the open market $95 million aggregate principal amount of our debt securities for an aggregate cash payment of $95 million.  In the year ended December 31, 2017, we repurchased in the open market $156 million aggregate principal amount of our debt securities for an aggregate cash payment of $157 million.

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

Derivative instruments—In connection with the Songa acquisition, we acquired certain currency swaps, which were previously designated as a cash flow hedge associated with the Bond Loans, which were denominated in Norwegian kroner.  In February 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, (the “PSC”) we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees.  In exchange for these payments, the two classes of plaintiffs agreed to release all respective claims against us.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving the PSC Settlement Agreement, which is no longer subject to appeal.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account established by the MDL Court for the settlement.  In November 2017, the MDL Court released $25 million from the escrow accounts for payment of attorneys’ fees.  We expect the remaining funds to be released in three installments, the last of which is scheduled to be in March 2019.  As of October 22, 2018, the aggregate cash balance of our escrow accounts was $214 million.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  In the nine months ended September 30, 2018 and the year ended December 31, 2017, we did not purchase shares under our share repurchase program.  At October 22, 2018, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of September 30, 2018, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2017:

		For the twelve months ending September 30,
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in millions)
Contractual obligations
Debt	$8,915	$354	$1,007	$3,436	$4,118
Interest on debt	4,668	591	1,066	862	2,149
Operating lease obligations	203	16	26	23	138
Total	$13,786	$961	$2,099	$4,321	$6,405

Other commercial commitments—As of September 30, 2018, there have been no material changes to the commercial commitments as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2017.

-  35  -

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

In connection with the Songa acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  In connection with the proposed acquisition of Ocean Rig, we will acquire 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters.  Ocean Rig also has two newbuild ultra‑deepwater drillships under construction at Samsung Heavy Industries Shipyard in South Korea.  See Notes to Condensed Consolidated Financial Statements—Note 4—Business Combinations.

In the nine months ended September 30, 2018, we made an initial cash investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  The Moss Maritime CS60 design is considered among the most capable newbuild semisubmersibles in the world.  We expect to operate the rig, through one of our wholly owned subsidiaries, under a six-well contract that is expected to commence in July 2019.  See Notes to Condensed Consolidated Financial Statements—Note 1—Business.

In the nine months ended September 30, 2018, we made capital expenditures of $140 million, including capitalized interest of $28 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  The historical and projected capital expenditures and other capital additions, including capitalized interest, for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	nine months	three months			Total
	through	ended	ending			estimated
	December 31,	September 30,	December 31,	For the years ending December 31,		costs
	2017	2018	2018	2019	2020	at completion
	(In millions)
Deepwater Poseidon (a)	871	32	—	—	—	903
Ultra-Deepwater drillship TBN1 (b)	266	21	6	53	459	805
Ultra-Deepwater drillship TBN2 (b)	200	11	5	33	506	755
Total	$1,337	$64	$11	$86	$965	$2,463

(a)	In February 2018, the ultra‑deepwater floater Deepwater Poseidon was placed into service and commenced operations.
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

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales and financing arrangements with banks or other capital providers.  We also have available credit under our Secured Credit Facility.  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the nine months ended September 30, 2018, we identified six such drilling units that we have sold or intend to sell for scrap value.  During the year ended December 31, 2017, we identified seven such drilling units that we have sold or intend to sell for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.  During the nine months ended September 30, 2018, we completed the sale of five ultra‑deepwater floaters, one deepwater floater and one midwater floater, along with related assets, and we received net cash proceeds of $31 million.  During the year ended December 31, 2017, we completed the sale of one ultra‑deepwater floater and three midwater floaters, along with related assets, and we received aggregate net cash proceeds of $22 million.

-  36  -

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

See Notes to Condensed Consolidated Financial Statements—Note 12—Commitments and Contingencies.

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We file federal and local tax returns in several jurisdictions throughout the world.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our condensed consolidated statement of financial position or results of operations, although it may have a material adverse effect on our condensed consolidated cash flows.

See Notes to Condensed Consolidated Financial Statements—Note 10—Income Taxes.

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

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  These estimates require significant judgments and assumptions.  On an ongoing basis, we evaluate our estimates, including those related to our income taxes, property and equipment, assets held for sale, goodwill, contingencies, postemployment benefit plans, materials and supplies obsolescence, share‑based compensation and allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2017.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of September 30, 2018, with exception to the following, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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

-  37  -

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

Our estimates of fair value require us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig utilization and dayrates.  Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used in a reporting unit’s fair value calculations could result in an estimate that is significantly below its carrying amount, which may indicate its goodwill is impaired.  In the nine months ended September 30, 2018, as a result of an interim goodwill test, we recognized an aggregate loss of $462 million, which had no tax effect, associated with the impairment of the full balance of our goodwill.  See Notes to Condensed Consolidated Financial Statements—Note 3—Accounting Standards Updates, Note 4—Business Combinations and Note 7—Goodwill.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily associated with our long‑term debt, including current maturities.  Additionally, we are exposed to currency exchange rate risk related to our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2017.

The following table presents the notional amounts and related weighted‑average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of September 30, 2018 for the 12‑month periods ending September 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$385	$392	$685	$681	$2,838	$4,453	$9,434	$9,949
Average interest rate	6.35%	6.35%	6.41%	7.39%	5.69%	7.20%

___________________________________

(a)	Expected maturity amounts are based on the face value of debt.

Interest rate risk—At September 30, 2018 and December 31, 2017, the fair value of debt, presented above, was $9.9 billion and $7.5 billion, respectively.  During the nine months ended September 30, 2018, the fair value of such debt increased by $2.4 billion due to the following: (a) an increase of approximately $2.7 billion due to the issuance of Exchangeable Bonds and the 2018 Senior Secured Notes and (b) an increase of approximately $4 million due to changes in market prices for our outstanding debt partially offset by (c) a decrease of approximately $267 million due to the repayment of debt at scheduled maturities.

-  38  -

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States (“U.S.”) Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a‑15 and 15d‑15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2018, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.Risk Factors

With exception to the following, there have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2017.

▪	We may not realize all of the anticipated benefits of the acquisition of Ocean Rig.

We and Ocean Rig UDW Inc. (“Ocean Rig”) believe that the acquisition will provide benefits to the combined company as described our other filings with the Securities Exchange Commission (“SEC”).  However, there is a risk that some or all of the expected benefits of the acquisition may fail to materialize, or may not occur within the time periods anticipated.  The realization of such benefits may be affected by a number of factors, many of which are beyond the control of Transocean and Ocean Rig, including but not limited to the strength or weakness of the economy and competitive factors in the areas where Transocean and Ocean Rig do business, the effects of competition in the markets in which Transocean and Ocean Rig operate, and the impact of changes in the laws and regulations regulating the offshore drilling industry or affecting domestic or foreign operations.  The challenge of coordinating previously separate businesses makes evaluating the business and future financial prospects of the combined company following the acquisition difficult.  The success of the acquisition, including anticipated benefits and cost savings, will depend, in part, on the ability to successfully integrate the operations of both companies in a manner that results in various benefits, including, among other things, an expanded market reach and operating efficiencies, and that does not materially disrupt existing relationships nor result in decreased revenues or dividends.  Failure to realize all of the anticipated benefits of the acquisition may impact the financial performance of the combined company.

▪	We may not be successful in obtaining drilling contracts for its rigs and, following the completion of the acquisition, Ocean Rig’s uncontracted assets.

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

-  39  -

The offshore drilling industry has historically been cyclical and is impacted by oil and natural gas price levels and volatility.  There have been periods of high customer demand, limited rig supply and high dayrates, followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  As of October 11, 2018, we and Ocean Rig had 12 and 8 uncontracted rigs, respectively.  These rigs may remain out of service for extended periods of time.

If we are unable to obtain drilling contracts for its rigs and, following the completion of the acquisition, Ocean Rig’s uncontracted rigs, whether due to a prolonged deepwater drilling market recovery or otherwise, we may not be able to realize the expected synergies and other benefits of the acquisition on the timeline currently expected or at all.  If this happens, our financial condition or results of operations may be adversely affected.

▪	The Merger Agreement may be terminated in accordance with its terms and the acquisition of Ocean Rig may not be completed.

The definitive merger agreement with Ocean Rig (the “Merger Agreement”) is subject to a number of conditions that must be fulfilled in order to complete the acquisition of Ocean Rig.  Those conditions include: the approval of the Merger Agreement by Ocean Rig shareholders, the approval of the issuance of the portion of the transaction consideration consisting of newly issued shares of Transocean Ltd. by its shareholders and the registration of such shares with the competent Swiss commercial register, the receipt of all required antitrust approvals and expiration or termination of all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the Merger Agreement, subject to the materiality standards set forth in the Merger Agreement, and Transocean’s and Ocean Rig’s performance of their respective obligations under the Merger Agreement in all material respects.  These conditions to the closing of the acquisition of Ocean Rig may not be fulfilled in a timely manner or at all, and, accordingly, the acquisition may be delayed or may not be completed.

In addition, if the acquisition of Ocean Rig is not completed by March 31, 2019, or, provided that Transocean or Ocean Rig has exercised its extension rights as set forth in the Merger Agreement, September 3, 2019, either Transocean or Ocean Rig may choose not to proceed with the acquisition, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval.  In addition, Transocean and Ocean Rig may elect to terminate the Merger Agreement in certain other circumstances.

▪	Our share price may be adversely affected if the acquisition is not completed.

If the business combination is not completed, then our share price may decline to the extent that the current market price of our shares reflects a market premium based on the assumption that the business combination will be completed.

▪	We will incur significant transaction and acquisition-related costs in connection with the acquisition.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, including the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the acquisition.

In addition, we have incurred and expect to incur additional material non-recurring expenses in connection with the acquisition and completion of the transactions contemplated by the Merger Agreement.  We have incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the acquisition.  Additional significant unanticipated costs may be incurred in the course of combining the businesses of Transocean and Ocean Rig after completion of the acquisition.  Even if the acquisition is not completed, we will need to pay certain costs relating to the acquisition incurred prior to the date the acquisition was abandoned, such as legal, accounting, financial advisory, filing and printing fees.  Such costs may be significant and could have an adverse effect on the parties’ future financial condition, results of operations and cash flows.  We expect to incur additional, material non-recurring expenses prior to the effective time of the acquisition, excluding the repayment of Ocean Rig’s debt.  We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs.  We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the acquisition of Ocean Rig and the integration of the two companies’ businesses.  Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, which should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.  See the risk factor titled “We may not realize all of the anticipated benefits of the acquisition of Ocean Rig” above.

These costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition, operating results and cash flows following the completion of our acquisition of Ocean Rig.

-  40  -

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs (a)	(in millions) (a)
July 2018	—	$—	—	$3,304
August 2018	—	—	—	3,304
September 2018	—	—	—	3,304
Total	—	$—	—	$3,304

(a)

In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion.  At September 30, 2018, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.3 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number		Description	Location
	2.1	Agreement and Plan of Merger, dated September 3, 2018, by and among Transocean Ltd., Transocean Oceanus Holdings Limited, Transocean Oceanus Limited and Ocean Rig UDW Inc.	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on September 4, 2018.
	3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarterly period ended June 30, 2018)
	3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on November 23, 2016.
	4.1	Credit Agreement dated June 22, 2018, among Transocean Inc., the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on June 27, 2018.
	4.2	Indenture, dated July 13, 2018, by and among Transocean Guardian Limited, the Guarantors and Wells Fargo Bank, National Association.	Exhibit 4.1 to Transocean Ltd’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on July 17, 2018.
	4.3	Indenture, dated July 20, 2018, by and among Transocean Pontus Limited, the Guarantors and Wells Fargo Bank, National Association.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on July 24, 2018.
*	10.1	First Amendment to Transocean Ltd. 2015 Long‑Term Incentive Plan.	Annex B to Transocean Ltd.’s definitive proxy statement (Commission File No. 001‑38373) filed on March 20, 2018.
	10.2	Form of Voting and Support Agreement, by and among Transocean Ltd. and certain shareholders of Ocean Rig UDW Inc.	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001-38373) filed on September 4, 2018.
	10.3	Form of Voting and Support Agreement, by and among Ocean Rig UDW Inc. and certain shareholders of Transocean Ltd.	Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on September 4, 2018.
*	10.4	Employment Agreement with Keelan Adamson dated August 10, 2018.	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on August 14, 2018.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002.	Filed herewith.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002.	Filed herewith.

-  41  -

Number	Description	Location
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	Furnished herewith.
101	Interactive data files.	Filed herewith.

*	Compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on October 30, 2018.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  42  -