Form 10-K
period 2018-12-31
Transocean Ltd.
filed 2019-02-19
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 30, 2018, 461,862,248 shares were outstanding and the aggregate market value of shares held by non‑affiliates was approximately $6.2 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2018 of $13.44 and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 11, 2019, 610,061,503 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2018, for its 2019 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10‑K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2018

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
▪

the offshore drilling market, including the effects of declines in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for our various geographical operating sectors and classes of rigs;

▪

customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, terminations, renegotiations, contract option exercises, contract revenues, early termination payments, indemnity provisions and rig mobilizations;

▪	liquidity, including availability under our bank credit agreement, and adequacy of cash flows for our obligations;
▪

regulatory or other limitations imposed as a result of the acquisition of Songa Offshore SE (“Songa”), a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus or the acquisition of Ocean Rig UDW Inc. (“Ocean Rig”), a Cayman Islands exempted company with limited liability;

▪	the success of our business following completion of the acquisition of Songa or Ocean Rig;
▪	the ability to successfully integrate our business with the Songa and Ocean Rig businesses;
▪	the risk that we may be unable to achieve expected synergies from the acquisitions of Songa or Ocean Rig or that it may take longer or be more costly than expected to achieve those synergies;
▪	debt levels, including impacts of a financial and economic downturn, and interest rates;
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

PART I

Item 1.Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 11, 2019, we owned or had partial ownership interests in and operated a fleet of 49 mobile offshore drilling units, consisting of 31 ultra‑deepwater floaters, 14 harsh environment floaters and four midwater floaters.  As of February 11, 2019, we were constructing (i) four additional ultra‑deepwater drillships and (ii) one additional harsh environment semisubmersible, in which we hold a partial ownership interest.

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

Transocean Ltd. is a Swiss corporation with its registered office in Steinhausen, Canton of Zug and with principal executive offices located at Turmstrasse 30, 6312 Zug, Switzerland.  Our telephone number at that address is +41 41 749‑0500.  Our shares are listed on the New York Stock Exchange under the symbol “RIG.”  For information about the revenues, operating income, assets and other information related to our business, our segments and the geographic areas in which we operate, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 20—Operating Segments, Geographic Analysis and Major Customers.”

Recent Developments

Business combinations—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”).  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares and $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023.  As a result of the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.

On December 5, 2018, we acquired Ocean Rig UDW Inc. (“Ocean Rig”), a Cayman Islands exempted company with limited liability, in a merger transaction, and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million shares and made an aggregate cash payment of $1.2 billion.  As a result of the acquisition, we acquired (i) 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters, and (ii) the contracts relating to the construction of two ultra‑deepwater drillships.  In February 2019, we committed to plans to sell one ultra‑deepwater floater and one harsh environment floater acquired in the Ocean Rig acquisition.

See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Business Combinations.”

Drilling Fleet

Fleet overview—Our drilling fleet of floaters consists of drillships and semisubmersibles, which are mobile and can be moved to new locations in response to customer demand.  Our drilling equipment is suitable for both exploration and development, and we engage in both types of drilling activity.  Our mobile offshore drilling units are designed to operate in locations away from port for extended periods of time and have living quarters for the crews, a helicopter landing deck and storage space for drill pipe, riser and drilling supplies.

Drillships are generally self‑propelled vessels, shaped like conventional ships, and are the most mobile of the major rig types.  Our high‑specification drillships are equipped with dynamic positioning thruster systems, which allows them to maintain position without anchors through the use of onboard propulsion and station‑keeping systems.  Ultra‑deepwater drillships typically have greater deck load and storage capacity than early generation semisubmersible rigs, which provides logistical and resupply efficiency benefits for customers.  Drillships are generally better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  We have 25 ultra‑deepwater drillships that are, and four ultra‑deepwater drillships under construction that will be, equipped with our patented dual‑activity technology.  Dual‑activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential manner, which reduces critical path activity and improves efficiency in both exploration and development drilling.  In addition to dynamic positioning thruster systems, dual‑activity technology and industry‑leading hoisting capacity, one of our newbuild drillships under construction, which was recently contracted, will be equipped with and another newbuild drillship will be equipped to accommodate two 20,000 pounds per square inch (“psi”) blowout preventers.

-  2  -

Semisubmersibles are floating vessels that can be partially submerged by means of a water ballast system such that the lower column sections and pontoons are below the water surface during drilling operations.  Semisubmersibles are known for stability, making them well suited for operating in rough sea conditions.  Semisubmersible floaters are capable of maintaining their position over a well either through dynamic positioning or the use of mooring systems.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units are self‑propelled and move between locations under their own power when afloat on pontoons.  Five of our 22 semisubmersibles are equipped with dual‑activity technology and also have mooring capability.  Two of these five dual-activity units are custom‑designed, high capacity semisubmersible drilling rigs, equipped for year‑round operations in harsh environments, including those of the Norwegian continental shelf and sub‑Arctic waters.

Fleet categories—We further categorize the drilling units of our fleet as follows: (1) “ultra‑deepwater floaters,” (2) “harsh environment floaters” and (3) “midwater floaters”.  Ultra‑deepwater floaters are equipped with high‑pressure mud pumps and are capable of drilling in water depths of 4,500 feet or greater.  Harsh environment floaters are capable of drilling in harsh environments in water depths between 1,500 and 10,000 feet and have greater displacement, which offers larger variable load capacity, more useable deck space and better motion characteristics.  Midwater floaters are generally comprised of those non‑high‑specification semisubmersibles that have a water depth capacity of less than 4,500 feet.

As of February 11, 2019, we owned and operated a fleet of 49 rigs, excluding five newbuilds under construction, as follows:

▪	31 ultra‑deepwater floaters;
▪	14 harsh environment floaters; and
▪	Four midwater floaters.

Fleet status—Depending on market conditions, we may idle or stack non‑contracted rigs.  An idle rig is between drilling contracts, readily available for operations, and operating costs are typically at or near normal operating levels.  A stacked rig typically has reduced operating costs, is staffed by a reduced crew or has no crew and is (a) preparing for an extended period of inactivity, (b) expected to continue to be inactive for an extended period, or (c) completing a period of extended inactivity.  Stacked rigs will continue to incur operating costs at or above normal operating levels for approximately 30 days following initiation of stacking.  Some idle rigs and all stacked rigs require additional costs to return to service.  The actual cost to return to service, which in many instances could be significant and could fluctuate over time, depends upon various factors, including the availability and cost of shipyard facilities, the cost of equipment and materials and the extent of repairs and maintenance that may ultimately be required.  We consider these factors, together with market conditions, length of contract, dayrate and other contract terms, when deciding whether to return a stacked rig to service.  We may not return some stacked rigs to work for drilling services.

Drilling units—The following tables, presented as of February 11, 2019, provide certain specifications for our rigs.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow‑on contract.  The dates provided represent the expected time of completion, the year placed into service, and, if applicable, the year of the most recent upgrade.  As of February 11, 2019, we owned all of the drilling rigs in our fleet noted in the tables below, except for the following: (1) the harsh environment floater Transocean Norge, which is under construction and owned through our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited, and (2) the ultra‑deepwater floater Petrobras 10000, which is subject to a capital lease through August 2029.

			Water	Drilling	Contracted
			depth	depth	location or
		Expected	capacity	capacity	contracted
Rig category and name	Type	completion	(in feet)	(in feet)	status
Rigs under construction (5)
Ultra-deepwater floaters
Ocean Rig Santorini (a) (b) (c)	Drillship	3Q 2019	12,000	40,000	Uncontracted
Ultra-deepwater drillship TBN1 (a) (b) (c) (d)	Drillship	2Q 2020	12,000	40,000	Uncontracted
Ocean Rig Crete (a) (b) (c)	Drillship	3Q 2020	12,000	40,000	Uncontracted
Ultra-deepwater drillship TBN2 (a) (b) (c) (e)	Drillship	4Q 2021	12,000	40,000	U.S. Gulf

Harsh environment floater
Transocean Norge (a) (f)	Semisubmersible	3Q 2019	10,000	40,000	Norwegian N. Sea

(a)To be dynamically positioned.

(b)To be equipped with our patented dual activity.

(c)To be equipped with two blowout preventers.

(d)Designed to accommodate a future upgrade to 20,000 pounds psi blowout preventers.

(e)To be equipped with two 20,000 pounds psi blowout preventers.

(f)To be equipped with mooring equipment.

-  3  -

			Water	Drilling	Contracted
		Year	depth	depth	location or
		entered	capacity	capacity	standby
Rig category and name	Type	service	(in feet)	(in feet)	status
Ultra-deepwater floaters (31)
Deepwater Poseidon (a) (b) (c) (d)	Drillship	2018	12,000	40,000	U.S. Gulf
Deepwater Pontus (a) (b) (c) (d)	Drillship	2017	12,000	40,000	U.S. Gulf
Deepwater Conqueror (a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Deepwater Proteus (a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Deepwater Thalassa (a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Ocean Rig Apollo (a) (b)	Drillship	2015	12,000	40,000	Stacked
Ocean Rig Athena (a) (b)	Drillship	2014	12,000	40,000	Stacked
Deepwater Asgard (a) (b) (d)	Drillship	2014	12,000	40,000	Mexico Gulf
Deepwater Invictus (a) (b) (d)	Drillship	2014	12,000	40,000	Trinidad
Ocean Rig Skyros (a) (b)	Drillship	2013	12,000	40,000	Angola
Ocean Rig Mylos (a) (b)	Drillship	2013	12,000	40,000	Stacked
Deepwater Champion (a) (b)	Drillship	2011	12,000	40,000	Stacked
Ocean Rig Corcovado (a) (b)	Drillship	2011	10,000	35,000	Idle
Ocean Rig Mykonos (a) (b)	Drillship	2011	10,000	35,000	Idle
Ocean Rig Poseidon (a) (b)	Drillship	2011	10,000	35,000	Angola
Ocean Rig Olympia (a) (b)	Drillship	2011	10,000	35,000	Stacked
Discoverer India (a) (b) (e)	Drillship	2010	12,000	40,000	Ivory Coast
Discoverer Luanda (a) (b) (e)	Drillship	2010	7,500	40,000	Stacked
Dhirubhai Deepwater KG2 (a)	Drillship	2010	12,000	35,000	China
Discoverer Inspiration (a) (b) (d) (e)	Drillship	2010	12,000	40,000	U.S. Gulf
Discoverer Americas (a) (b) (e)	Drillship	2009	12,000	40,000	Stacked
Development Driller III (a) (b) (f)	Semisubmersible	2009	7,500	37,500	Equatorial Guinea
Petrobras 10000 (a) (b)	Drillship	2009	12,000	37,500	Brazil
Discoverer Clear Leader (a) (b) (d) (e)	Drillship	2009	12,000	40,000	Idle
Dhirubhai Deepwater KG1 (a)	Drillship	2009	12,000	35,000	India
GSF Development Driller II (a) (b) (f)	Semisubmersible	2005	7,500	37,500	Stacked
GSF Development Driller I (a) (b) (f)	Semisubmersible	2005	7,500	37,500	Australia
Discoverer Deep Seas (a) (b) (e)	Drillship	2001	10,000	35,000	Stacked
Discoverer Spirit (a) (b) (e)	Drillship	2000	10,000	35,000	Stacked
Deepwater Nautilus (f)	Semisubmersible	2000	8,000	30,000	Brunei
Discoverer Enterprise (a) (b) (e)	Drillship	1999	10,000	35,000	Stacked

Harsh environment floaters (14)
Transocean Enabler (a) (f)	Semisubmersible	2016	1,640	28,000	Norwegian N. Sea
Transocean Encourage (a) (f)	Semisubmersible	2016	1,640	28,000	Norwegian N. Sea
Transocean Endurance (a) (f)	Semisubmersible	2015	1,640	28,000	Norwegian N. Sea
Transocean Equinox (a) (f)	Semisubmersible	2015	1,640	28,000	Norwegian N. Sea
Polar Pioneer (f)	Semisubmersible	1985/2014	1,500	25,000	Stacked
Songa Dee (f)	Semisubmersible	1984/2014	1,500	30,000	Stacked
Transocean Spitsbergen (a) (f) (g)	Semisubmersible	2010	10,000	30,000	Norwegian N. Sea
Transocean Barents (a) (f) (g)	Semisubmersible	2009	10,000	30,000	Canada
Henry Goodrich (f)	Semisubmersible	1985/2007	5,000	30,000	Canada
Eirik Raude (a) (h)	Semisubmersible	2002	9,800	30,000	Stacked
Leiv Eiriksson (a) (f)	Semisubmersible	2001	7,500	25,000	Norwegian N. Sea
Transocean Leader (f)	Semisubmersible	1987/1997	4,500	25,000	U.K. N. Sea
Paul B. Loyd, Jr. (f)	Semisubmersible	1990	2,000	25,000	U.K. N. Sea
Transocean Arctic (f)	Semisubmersible	1986	1,650	25,000	Norwegian N. Sea

Midwater floaters (4)
Sedco 714 (f)	Semisubmersible	1983/1997	1,600	25,000	Stacked
Transocean 712 (f)	Semisubmersible	1983	1,600	25,000	U.K. N. Sea
Actinia (f)	Semisubmersible	1982	1,500	25,000	India
Sedco 711 (f)	Semisubmersible	1982	1,800	25,000	Stacked

(a)	Dynamically positioned.
(b)	Patented dual activity.
(c)	Designed to accommodate a future upgrade to 20,000 pounds psi blowout preventers.
(d)	Two blowout preventers.
(e)	Enterprise‑class or Enhanced Enterprise‑class rig.
(f)	Moored.
(g)	Dual activity.
(h)	Later in February 2019, we committed to a plan to sell Eirik Raude and related assets.

-  4  -

Markets

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  We operate in a single, global offshore drilling market, as our drilling rigs are mobile assets and are able to be moved according to prevailing market conditions.  We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or to capture demand in another locale.  Consequently, we cannot predict the percentage of our revenues that will be derived from particular geographic areas in future periods.  As of February 11, 2019, our drilling fleet, including stacked and idle rigs, but excluding rigs under construction, was located in the Norwegian North Sea (nine units), the United States (“U.S.”) Gulf of Mexico (seven units), Trinidad (six units), Greece (five units), United Kingdom (“U.K.”) North Sea (five units), Angola (two units), Canada (two units), India (two units), Spain (two units), Australia (one unit), Brazil (one unit), Brunei (one unit), China (one unit), Equatorial Guinea (one unit), Ivory Coast (one unit), Malaysia (one unit), Mexican Gulf of Mexico (one unit) and Romania (one unit).

We categorize the market sectors in which we operate as follows: (1) ultra-deepwater and deepwater, (2) harsh environment and (3) midwater.  These market sectors, collectively known as the floater market, are serviced by our drillships and semisubmersibles, 14 of which are suited to work in harsh environments.  We generally view the ultra-deepwater and deepwater market sector as water depths beginning at 4,500 feet and extending to the maximum water depths in which rigs are capable of drilling, which is currently up to 12,000 feet.  The midwater market sector services water depths from approximately 300 feet to approximately 4,500 feet.  The harsh environment market sector services regions that are more challenged by lower temperatures, harsher weather conditions and water currents.

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

In recent years, the industry has experienced a severe, prolonged cyclical downturn.  Multiple years of volatile and generally weak commodity prices have resulted in our customers delaying offshore investment decisions and postponing exploration and production programs.  Structural efficiency gains implemented by industry participants in reaction to the downturn have given customers more flexibility to progress exploration and development plans in a lower commodity pricing environment, which resulted in increased customer project sanctioning in 2018.  We anticipate this trend of increased project sanctioning to continue in 2019 as our customers realize improved offshore economics, making them less sensitive to market volatility, and sharpening their focus on exploration and reserve replacement.  In markets requiring harsh environment floating drilling rigs, such as the Norwegian North Sea and eastern Canada, the limited supply of these specialized rigs has resulted in improved fleet utilization, which has caused increased dayrates on high‑specification rigs being tendered for new work over the past year.  Outside of harsh environment markets, however, persistent excess supply of ultra‑deepwater floaters relative to demand has delayed improvement of dayrates.  As the hydrocarbon supply‑demand balance improves, we expect sustained improvement of oil prices, ultimately resulting in greater demand for ultra‑deepwater drilling rigs and improvement of dayrates.

Our recent acquisitions of Songa and Ocean Rig have significantly enhanced our high‑specification asset portfolio.  The Songa acquisition improved our fleet profile with harsh environment units for which we have already seen improved demand.  The Ocean Rig acquisition further improved our fleet profile by adding high‑specification ultra‑deepwater units that we expect to be in high demand as the market improves and the offshore drilling industry continues to prioritize the most modern and capable assets.  We have also made concerted efforts since the beginning of the downturn to high‑grade our fleet through divestment of lower‑specification assets.  During the years ended December 31, 2018, 2017 and 2016, we sold for scrap value eight, three and 11 drilling units, respectively, and at December 31, 2018, we had five additional rigs classified as held for sale for scrap value.

Longer term, our outlook for the offshore drilling sector remains positive, particularly for high‑specification assets.  Prior to the downturn, Brazil, the U.S. Gulf of Mexico, and West Africa emerged as key ultra‑deepwater market sectors, and licensing activity demonstrated an increased interest in deepwater fields as E&P companies looked to explore new prospects.  We expect deepwater oil and gas production will continue to be a part of the long‑term strategy for E&P companies as they strive to replace reserves to meet global demand for hydrocarbons.  As our customers implement the structural efficiency gains, we anticipate additional projects will be approved.  Typically, these projects are technically demanding due to factors such as water depth, complex well designs, deeper drilling depth, high pressure and temperature, sub‑salt, harsh environments, and heightened regulatory standards; therefore, they require sophisticated drilling units.  Generally, ultra‑deepwater rigs are the most modern, technologically advanced class of the offshore fleet and have capabilities that are attractive to E&P companies operating in deeper water depths, other challenging environments or with complex well designs.  See “Item 1A. Risk Factors—Risks related to our business.”

Contract Drilling Services

Our contracts to provide offshore drilling services are individually negotiated and vary in their terms and conditions.  We obtain most of our drilling contracts through competitive bidding against other contractors and direct negotiations with operators.  Drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods while the drilling unit is operating and lower rates or

-  5  -

zero rate for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control.  A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term.  At December 31, 2018, our contract backlog was approximately $12.5 billion, representing an increase of 32 percent and seven percent, respectively, compared to the contract backlog at December 31, 2017 and 2016, which was $9.5 billion and $11.7 billion, respectively.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

Certain of our drilling contracts may be cancelable for the convenience of the customer upon payment of an early termination payment.  Such payments, however, may not fully compensate us for the loss of the contract.  Contracts also customarily provide for either automatic termination or termination at the option of the customer, typically without the payment of any termination fee, under various circumstances such as non‑performance, in the event of extended downtime or impaired performance caused by equipment or operational issues, or periods of extended downtime due to force majeure events.  Many of these events are beyond our control.  The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term.  Our contracts also typically include a provision that allows the customer to extend the contract to finish drilling a well‑in‑progress.  During periods of depressed market conditions, our customers may seek to renegotiate firm drilling contracts to reduce the term of their obligations or the average dayrate through term extensions, or may seek to repudiate their contracts.  Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension.  If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated financial position, results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to our business—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.”

Under dayrate drilling contracts, consistent with standard industry practice, our customers, as the operators, generally assume, and grant indemnity for, subsurface and well control risks, and their consequential damages.  Under all of our current drilling contracts, our customers, indemnify us for pollution damages in connection with reservoir fluids stemming from operations under the contract, and we indemnify our customers for pollution that originates above the surface of the water from the rig from substances in our control, such as diesel used onboard the rig or other fluids stored onboard the rig.  Also, our customers indemnify us for consequential damages they incur, damage to the well or reservoir, loss of subsurface oil and gas and the cost of bringing the well under control.  However, our drilling contracts are individually negotiated, and the degree of indemnification we receive from our customers for the risks discussed above may vary from contract to contract, based on market conditions and customer requirements existing when the contract was negotiated.  In some instances, we have contractually agreed upon certain limits to our indemnification rights and can be responsible for damages up to a specified maximum dollar amount.  The nature of our liability and the prevailing market conditions, among other factors, can influence such contractual terms.  In most instances in which we are indemnified for damages to the well, we have the responsibility to redrill the well at a reduced dayrate.  Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations.  See “Item 1A. Risk Factors—Risks related to our business—Our business involves numerous operating hazards, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.”

The interpretation and enforceability of a contractual indemnity depends upon the specific facts and circumstances involved, as governed by applicable laws, and may ultimately need to be decided by a court or other proceeding, which will need to consider the specific contract language, the facts and applicable laws.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.  Courts also restrict indemnification for criminal fines and penalties.  The inability or other failure of our customers to fulfill their indemnification obligations, or unenforceability of our contractual protections could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Significant Customers

We engage in offshore drilling services for most of the leading integrated oil companies or their affiliates, as well as for many government‑controlled oil companies and independent oil companies.  For the year ended December 31, 2018, our most significant customers were Royal Dutch Shell plc (together with its affiliates, “Shell”), Chevron Corporation (together with its affiliates, “Chevron”) and Equinor ASA (together with its affiliates, “Equinor”), representing approximately 26 percent, 21 percent and 18 percent, respectively, of our consolidated operating revenues.  No other customers accounted for 10 percent or more of our consolidated operating revenues in the year ended December 31, 2018.  Additionally, as of February 11, 2019, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Shell, Equinor and Chevron, representing approximately 45 percent, 28 percent and 15 percent, respectively, of our total contract backlog.  See “Item 1A. Risk Factors—Risks related to our business—We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our consolidated financial position, results of operations or cash flows.”

Employees

We require highly skilled personnel to operate our drilling units.  Consequently, we conduct extensive personnel recruiting, training and safety programs.  At December 31, 2018, we had approximately 6,700 employees, including approximately 800 persons engaged through contract labor providers.  Approximately 34 percent of our total workforce, working primarily in Norway, Brazil, the U.K.

-  6  -

and Australia are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions, as the outcome of such negotiations affect the market for all offshore employees not just the union members.  Additionally, failure to reach agreement on certain key issues may result in strikes, lockouts or other work stoppages that may materially impact our operations.

Joint Venture, Agency and Sponsorship Relationships and Other Investments

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation since local laws or customs in those areas effectively mandate the establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we enter into agency or sponsorship agreements.  We may also enter into joint ventures for operational or investment purposes.  We may or may not control these joint ventures.  We participate in several joint venture companies, principally in the Cayman Islands, Angola, Indonesia, Malaysia and Nigeria.  At December 31, 2018, we held interests in certain joint venture companies in the Cayman Islands, Angola, Indonesia, Malaysia, Nigeria and other countries, the most significant of which were as follows:

We hold a 33.0 percent ownership interest in Orion Holdings (Cayman) Limited, an unconsolidated Cayman Islands exempted company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  Our partners, certain affiliates of Hayfin Capital Management LLP, own the remaining 67.0 percent ownership interest not owned by us.

We hold a 24 percent direct interest and a 36 percent indirect interest in Indigo Drilling Limited (“Indigo”), a consolidated Nigerian joint venture company formed to engage in drilling operations offshore Nigeria.  Our local partners, Mr. Fidelis Oditah and Mr. Chima Ibeneche, each hold a 12.5 percent direct interest, and our other partners, Mr. Joseph Obi and Mr. Ben Osuno, together own a 15 percent indirect interest in Indigo.

Technological Innovation

Since launching the offshore industry’s first jackup drilling rig in 1954, we have achieved a long history of technological innovations, including the first dynamically positioned drillship, the first rig to drill year‑round in the North Sea, the first 10,000‑ft. rated ultra‑deepwater drillship and the first semisubmersible rig for year‑round sub‑Arctic operations.  We have repeatedly achieved water depth world records in the past.  Twenty‑five drillships and three semisubmersibles in our existing fleet are, and our four drillships that are under construction will be, equipped with our patented dual‑activity technology, and two of our semisubmersibles are equipped with another form of dual-activity technology.  Dual-activity allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner and reduces critical path activity while improving efficiency in both exploration and development drilling.

We continue to develop and deploy industry‑leading technology.  In addition to our patented dual‑activity drilling technology, two of our drillships under construction will include industry‑leading hookload capability, hybrid power systems for reduced fuel consumption and reduced emissions as well as advanced generator protection for power plant reliability.  We are focused on a breakthrough drilling innovation program that includes a fault‑resistant and fault‑tolerant blowout preventer control system.  Nine drillships in our existing fleet are, and our four drillships that are under construction will be, outfitted with two blowout preventers and triple liquid mud systems.  Five drillships in our existing fleet are, and two of our drillships that are under construction will be, designed to accept 20,000 psi blowout preventers in the future, and we recently contracted one of the drillships under construction to be equipped as such.  Seven of our harsh environment semi‑submersibles are designed and constructed specifically to provide highly efficient performance in the Norwegian North Sea and in the Barents Sea.  We believe the continual improvement of, and effective use of, technology to meet or exceed our customers’ requirements is critical to maintain our competitive position within the contract drilling services industry.  Additionally, our digital transformation program delivers real‑time data feeds from equipment and processes, which is used to build machine health models.  These models allow us to systematically optimize equipment maintenance and achieve higher levels of operational efficiency.  This data‑driven approach, augmented by the size of our fleet, is helping us build a knowledge framework for sustainable process optimization.

Environmental Compliance

Our operations are subject to a variety of global environmental regulations.  We monitor our compliance with environmental regulation in each country of operation and, while we see an increase in general environmental regulation, we have made and will continue to make the required expenditures to comply with current and future environmental requirements.  We make expenditures to further our commitment to environmental improvement and the setting of global environmental standards.  We assess the environmental impacts of our business, focusing on the areas of greenhouse gas emissions, climate change, discharges and waste management.  Our actions are designed to reduce risk in our current and future operations, to promote sound environmental management and to create a proactive environmental program.  To date, we have not incurred material costs in order to comply with recent environmental legislation, and we do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.  For a discussion of the effects of environmental regulation, see “Item 1A. Risk Factors—Risks related to our business—Compliance with or breach of environmental laws can be costly, expose us to liability and could limit our operations.”

-  7  -

Available Information

Our website address is www.deepwater.com.  Information contained on or accessible from our website is not incorporated by reference into this annual report on Form 10‑K and should not be considered a part of this report or any other filing that we make with the U.S. Securities and Exchange Commission (“SEC”).  We make available on this website free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.  You may also find on our website information related to our corporate governance, board committees and company code of business conduct and ethics.  The SEC also maintains a website, www.sec.gov, which contains reports, proxy statements and other information regarding SEC registrants, including us.  We intend to satisfy the requirement under Item 5.05 of Form 8‑K to disclose any amendments to our Code of Integrity and any waiver from any provision of our Code of Integrity by posting such information in the Governance page on our website at www.deepwater.com.

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

Demand for our services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Prolonged reductions in oil and natural gas prices could depress the immediate levels of exploration, development and production activity.  Perceptions of longer‑term lower oil and natural gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long‑term nature of many large‑scale development projects.  Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.  Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity.  However, increases in near‑term commodity prices do not necessarily translate into increased offshore drilling activity since customers’ expectations of longer‑term future commodity prices typically have a greater impact on demand for our rigs.  Consistent with this dynamic, customers may delay or cancel many exploration and development programs, resulting in reduced demand for our services.  Also, increased competition for customers’ drilling budgets could come from, among other areas, land‑based energy markets worldwide.  The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect customers’ drilling campaigns.  Worldwide military, political and economic events have often contributed to oil and gas price volatility and are likely to do so in the future.

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

The offshore drilling industry is highly cyclical and is impacted by oil and natural gas price levels and volatility.  Periods of high customer demand, limited rig supply and high dayrates have been followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  We have idled and stacked rigs,

-  8  -

and may in the future idle or stack additional rigs or enter into lower dayrate drilling contracts in response to market conditions.  Idled or stacked rigs may remain out of service for extended periods of time.  During prior periods of high dayrates and rig utilization rates, we and other industry participants have responded to increased customer demand by increasing the supply of rigs through ordering the construction of new units.  The number of new units expected to be delivered without contracts, combined with the expected increase in the number of rigs in the global market completing contracts and becoming idle, has intensified and may further intensify price competition.  In periods of low oil and natural gas price levels, new construction has historically resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and rig utilization rates, sometimes for extended periods of time.  Any further near‑term increase in the construction of new units would likely exacerbate the negative impact of increased supply on dayrates and rig utilization rates.  Additional rigs that remain under construction, and the entry into service of these new units will increase overall supply.  In an oversupplied market, we may have limited bargaining power to negotiate on more favorable terms.  Additionally, lower market dayrates and intense price competition may drive customers to seek to renegotiate existing contracts to lower dayrates in exchange for longer contract terms.  Lower dayrates and rig utilization rates could adversely affect our revenues and profitability.

As of February 11, 2019, we have 19 uncontracted rigs, including seven uncontracted rigs recently acquired in the Ocean Rig acquisition.  These rigs may remain out of service for extended periods of time.  We also have three additional rigs under construction that have not been contracted for work.  If we are unable to obtain drilling contracts for our uncontracted rigs, whether due to a prolonged offshore drilling market recovery or otherwise, it may have an adverse effect on our results of operations and cash flows, and we may not be able to realize the expected synergies and other benefits of the acquisition on the timeline currently expected or at all.

▪	Our current backlog of contract drilling revenue may not be fully realized.

At February 11, 2019, our contract backlog was approximately $12.2 billion.  This amount represents the number of days remaining in the firm term of the drilling contract multiplied by the maximum contractual operating dayrate, excluding revenues for mobilization, demobilization and contract preparation or other incentive provisions, which are generally insignificant to our contract drilling revenues.  Our contract backlog includes amounts associated with our newbuild units that are currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive due to a number of factors, including rig downtime or suspension of operations.  Several factors could cause rig downtime or a suspension of operations, including: equipment breakdowns and other unforeseen engineering problems, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, and force majeure events.

In certain drilling contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.  Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, other definitive agreements awaiting contract execution.  We may not be able to realize the full amount of our contract backlog due to events beyond our control.  In addition, some of our customers have experienced liquidity issues in the past and these liquidity issues could be experienced again if commodity prices decline for an extended period of time.  Liquidity issues and other market pressures could lead our customers to seek bankruptcy protection or to seek to repudiate, cancel or renegotiate these agreements for various reasons (see “—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts”).  Our inability to realize the full amount of our contract backlog may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

▪	We may not be able to renew or obtain new drilling contracts for rigs whose contracts are expiring or obtain drilling contracts for our stacked and idle rigs or our uncontracted newbuilds.

The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services.  Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions at the time of expiration.  As of February 11, 2019, we have 19 stacked or idle rigs and three ultra‑deepwater drillships under construction that do not have customer drilling contracts.  We also have nine existing drilling contracts for our rigs that are currently operating, which are scheduled to expire before December 31, 2019.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts or obtain drilling contracts for our newbuilds, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts.  When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all.  We may not be able to obtain new drilling contracts in direct continuation with existing contracts or for our uncontracted newbuild units, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our consolidated financial position, results of operations or cash flows.

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

-  9  -

customarily provide for either automatic termination or termination at the option of the customer, typically without the payment of any termination fee, under various circumstances such as non‑performance, as a result of significant downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events.  Many of these events are beyond our control.  During periods of depressed market conditions, we are subject to an increased risk of our customers seeking to repudiate their contracts, including through claims of non‑performance.  We are at continued risk of experiencing early contract terminations in a weak commodity price environment as operators look to reduce their capital expenditures.  During the years ended December 31, 2017 and 2016, our customers early terminated or cancelled contracts for one and eight of our rigs, respectively.  Our customers’ ability to perform their obligations under their drilling contracts, including their ability to fulfill their indemnity obligations to us, may also be negatively impacted by an economic downturn.  Our customers, which include national oil companies, often have significant bargaining leverage over us.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated financial position, results of operations or cash flows.  See “Item 1. Business—Contract Drilling Services.”

▪

We must make substantial capital and operating expenditures to maintain our active fleet or to reactivate our stacked or idle fleet, and we may be required to make significant capital expenditures to maintain our competitiveness, to execute our growth plan and to comply with laws and applicable regulations and standards of governmental authorities and organizations.

We must make substantial capital and operating expenditures to maintain our active fleet or to reactivate our stacked or idle fleet.  These expenditures could increase as a result of changes in the cost of labor and materials, requirements of customers, the size of our fleet, the cost of replacement parts for existing rigs, the geographic location of the rigs and the length of drilling contracts.  Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness and to execute our growth plan.  Changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, may cause our capital expenditures to increase or require us to make additional unforeseen capital expenditures.  As a result of these factors, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment.  In the future, market conditions may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives.

If we are unable to fund capital expenditures with our cash flows from operations or proceeds from sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities.  Our ability to access the capital markets may be limited by our financial condition at the time, perceptions of us or our industry, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  If we raise funds by issuing equity securities, existing shareholders may experience dilution.  Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business and on our consolidated financial position, results of operations and cash flows.

▪	We have a substantial amount of debt, including secured debt, and we may lose the ability to obtain future financing and suffer competitive disadvantages.

At December 31, 2018 and 2017, our total debt was $10.0 billion and $7.4 billion, respectively, of which $2.6 billion and $1.4 billion, respectively, was secured.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

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

-  10  -

▪	Various credit rating agencies have rated our debt below investment grade, which could limit our access to capital and have an adverse effect on our business and financial condition.

Two credit rating agencies have rated our non‑credit enhanced senior unsecured long‑term debt (our “Debt Rating”) below investment grade.  Our Debt Ratings could have adverse consequences for our business and future prospects and could cause the following:

▪	limitations on our ability to access debt markets, including for the purpose of refinancing our existing debt or replacing our existing credit agreement;
▪

less favorable terms and conditions on any refinancing arrangements, debt issuances or bank credit agreements, some of which could require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;

▪	increases to certain fees under our bank credit facilities and interest rates under indentures governing certain of our senior notes;
▪	reduced willingness of current and prospective customers to transact business with us;
▪	requirements from creditors or customers for additional insurance, guarantees and collateral;
▪	limitations on our access to bank and third-party guarantees, surety bonds and letters of credit; and
▪

reductions to or eliminations of the level of credit suppliers and financial institutions may provide through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

Our Debt Ratings have caused some of the effects listed above, and any further downgrades may cause or exacerbate, any of the effects listed above and could have an adverse effect on our business and financial condition.

▪

We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our consolidated financial position, results of operations or cash flows.

We engage in offshore drilling services for most of the leading integrated oil companies or their affiliates, as well as for many government‑controlled oil companies and independent oil companies.  For the year ended December 31, 2018, our most significant customers were Shell, Chevron and Equinor, accounting for approximately 26 percent, 21 percent and 18 percent, respectively, of our total contract drilling revenues.  As of February 11, 2019, the customers with the most significant aggregate amount of contract backlog were Shell, Equinor and Chevron, representing approximately 45 percent, 28 percent and 15 percent, respectively, of our total contract backlog.  The loss of any of these customers or another significant customer, or a decline in payments under any of our drilling contracts, could, at least in the short term, have an adverse effect on our business and on our consolidated financial position, results of operations or cash flows.

In addition, our drilling contracts subject us to counterparty risks.  The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the offshore drilling industry, prevailing prices for oil and natural gas, the overall financial condition of the counterparty, the dayrates received and the level of expenditures necessary to maintain drilling activities.  In addition, in depressed market conditions, such as we are currently experiencing, our customers may no longer need a drilling rig that is currently under contract or may be able to obtain a comparable drilling rig at a lower dayrate.  Should a counterparty fail to honor its obligations under an agreement with us, we could sustain losses, which could have an adverse effect on our business and on our consolidated financial position, results of operations or cash flows.

▪	Worldwide financial, economic and political conditions could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Worldwide financial and economic conditions could restrict our ability to access the capital markets at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Worldwide economic conditions have in the past impacted, and could in the future impact, the lenders participating in our credit facilities and our customers, causing them to fail to meet their obligations to us.  If economic conditions preclude or limit financing from banking institutions participating in our credit facilities, we may not be able to obtain similar financing from other institutions.  A slowdown in economic activity could further reduce worldwide demand for energy and extend or worsen the current period of low oil and natural gas prices.  These potential developments, or market perceptions concerning these and related issues, could affect our consolidated financial position, results of operations or cash flows.  In addition, turmoil and hostilities in the Middle East, North Africa and other geographic areas and countries are adding to overall risk.  An extended period of negative outlook for the world economy could further reduce the overall demand for oil and natural gas and for our services.  A further decline in oil and natural gas prices or an extension of the current low oil and natural gas prices could reduce demand for our drilling services and have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

-  11  -

because portions of the crew may be required to prepare rigs for stacking, after which time the crew members may be reassigned to active rigs or released.  As our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly.  In general, labor costs increase primarily due to higher salary levels and inflation.  Equipment maintenance costs fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment, and these costs could increase for short or extended periods as a result of regulatory or customer requirements that raise maintenance standards above historical levels.  The amount of contract preparation and reactivation costs vary based on the scope and length of the contract preparation or reactivation project, and the recognition of such costs varies depending on the duration of the firm contractual period and other contract terms.

▪	Our shipyard projects and operations are subject to delays and cost overruns.

As of February 11, 2019, we had under construction four ultra‑deepwater drillships and one harsh environment semisubmersible, in which we have a partial ownership interest.  We also have a variety of other more limited shipyard projects at any given time.  These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

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

These factors may contribute to cost variations and delays in the delivery of our newbuild units and other rigs undergoing shipyard projects.  Delayed delivery of these units would impact contract commencement, resulting in a loss of revenues we could earn, and may also cause customers to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses.  In the event of termination of any of these drilling contracts, we may not be able to secure a replacement contract on as favorable terms, if at all.

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

Our business in the offshore drilling industry is affected by laws and regulations relating to the energy industry and the environment, including international conventions and treaties, and regional, national, state, and local laws and regulations.  The offshore drilling industry depends on demand for services from the oil and gas exploration and production industry, and, accordingly, we are directly affected by the adoption of laws and regulations that, for economic, environmental or other policy reasons, curtail exploration and development drilling for oil and gas.  Compliance with such laws, regulations and standards, where applicable, may require us to make significant capital expenditures, such as the installation of costly equipment or operational changes, and may affect the resale values or useful lives of our rigs.  We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents.  Offshore drilling in certain areas has been curtailed and, in certain cases, prohibited because of concerns over protection of the environment.  These costs could have a material adverse effect on our consolidated financial position, results of operations or cash flows.  A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations.

-  12  -

To the extent new laws are enacted or other governmental actions are taken that prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, in general, or the offshore drilling industry, in particular, our business or prospects could be materially adversely affected.  The operation of our drilling rigs will require certain governmental approvals, some of which may involve public hearings and costly undertakings on our part.  We may not obtain such approvals or such approvals may not be obtained in a timely manner.  If we fail to timely secure the necessary approvals or permits, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.  The amendment or modification of existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or development drilling and production of oil and gas and compliance with any such new legislation or regulations could have an adverse effect on our business or on our consolidated financial position, results of operations or cash flows.

As contract driller with operations in certain offshore areas, we may be liable for damages and costs incurred in connection with oil spills or waste disposals related to those operations, and we may also be subject to significant fines in connection with spills.  For example, an oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages, as well as third-party damages, to the extent that the contractual indemnification provisions in our drilling contracts are not enforceable or otherwise sufficient, or if our customers are unwilling or unable to contractually indemnify us from these risks.  Additionally, we may not be able to obtain such indemnities in our future drilling contracts, and our customers may not have the financial capability to fulfill their contractual obligations to us.  Also, these indemnities may be held to be unenforceable in certain jurisdictions, as a result of public policy or for other reasons.  Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence.  These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.  The application of these requirements or the adoption of new requirements or measures could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Our non‑U.S. contract drilling operations are subject to various laws and regulations in certain countries in which we operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation and social contributions of offshore earnings and earnings of expatriate personnel.  We are also subject to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and other U.S. and non‑U.S. laws and regulations governing our international operations.  In addition, various state and municipal governments, universities and other investors have proposed or adopted divestment and other initiatives regarding investments including, with respect to state governments, by state retirement systems in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department.  Failure to comply with applicable laws and regulations, including those relating to sanctions and export restrictions, may subject us to criminal sanctions or civil remedies, including fines, denial of export privileges, injunctions or seizures of assets.  Investors could view any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our shares.

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

Certain of our drilling contracts are partially payable in local currency.  The amounts, if any, of local currency received under these drilling contracts may exceed our local currency needs, leading to an accumulation of excess local currency balances, which, in

-  13  -

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

Our ability to operate worldwide depends on our ability to obtain the necessary visas and work permits for our personnel to travel in and out of, and to work in, the jurisdictions in which we operate.  Governmental actions in some of the jurisdictions in which we operate may make it difficult for us to move our personnel in and out of these jurisdictions by delaying or withholding the approval of these permits.  If we are not able to obtain visas and work permits for the employees we need to conduct our operations on a timely basis, we might not be able to perform our obligations under our drilling contracts, which could allow our customers to cancel the contracts.  If our customers cancel some of our drilling contracts, and we are unable to secure new drilling contracts on a timely basis and on substantially similar terms, it could have a material adverse effect on our business and on our consolidated financial position, results of operations or cash flows.

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

Our insurance policies and drilling contracts contain rights to indemnity that may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks.  We have two main types of insurance coverage: (1) hull and machinery coverage for physical damage to our property and equipment and (2) excess liability coverage, which generally covers offshore risks, such as personal injury, third‑party property claims, and third‑party non‑crew claims, including wreck removal and pollution.  We generally have no hull and machinery insurance coverage for damages caused by named storms in the U.S. Gulf of Mexico.  We maintain per occurrence deductibles that generally range up to $10 million for various third‑party liabilities, and we self-insure $50 million of the $750 million excess liability coverage through our wholly owned captive insurance company.  We also retain the risk for any liability that exceeds our excess liability coverage.  However, pollution and environmental risks generally are not completely insurable.

-  14  -

If a significant accident or other event occurs that is not fully covered by our insurance or by an enforceable or recoverable indemnity, the occurrence could adversely affect our consolidated financial position, results of operations or cash flows.  The amount of our insurance may also be less than the related impact on enterprise value after a loss.  Our insurance coverage will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations.  Our coverage includes annual aggregate policy limits.  As a result, we generally retain the risk for any losses in excess of these limits.  We generally do not carry insurance for loss of revenue, and certain other claims may also not be reimbursed by insurance carriers.  Any such lack of reimbursement may cause us to incur substantial costs.  In addition, we could decide to retain more risk in the future, resulting in higher risk of losses, which could be material.  Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable or be able to obtain insurance against certain risks.

▪	The continuing effects of the enhanced regulations enacted following the Macondo well incident and of agreements applicable to us could have an adverse effect on our business and worldwide operations.

Following the Macondo well incident, enhanced governmental safety and environmental requirements applicable to our operations were adopted for drilling in the U.S. Gulf of Mexico.  In order to obtain drilling permits, operators must submit applications that demonstrate compliance with the enhanced regulations, which require independent third‑party inspections, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  Operators have had, and may in the future have, difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  In addition, the oil and gas industry has adopted new equipment and operating standards, such as the American Petroleum Institute Standard 53, related to the installation and testing of well control equipment.  These safety and environmental guidelines and standards and any new guidelines or standards the U.S. government or industry may issue or any other steps the U.S. government or industry may take, could disrupt or delay operations, increase the cost of operations, increase out‑of‑service time or reduce the area of operations for drilling rigs in the U.S. and non‑U.S. offshore areas.

Other governments could take similar actions related to implementing new safety and environmental regulations in the future.  Additionally, some of our customers have elected to voluntarily comply with some or all the inspections, certification requirements and safety and environmental guidelines on rigs operating outside of the U.S. Gulf of Mexico.  Additional governmental regulations and requirements concerning licensing, taxation, equipment specifications and training requirements or the voluntary adoption of such requirements or guidelines by our customers could increase the costs of our operations, increase certification and permitting requirements, increase review periods and impose increased liability on offshore operations.  The continuing effects of the enhanced regulations may also decrease the demand for drilling services, negatively affect dayrates and increase out‑of‑service time, which could ultimately have an adverse effect on our revenues and profitability.

▪	Corporate restructuring activity, divestitures, acquisitions and other business combinations and reorganizations could adversely affect our ability to achieve our strategic goals.

We have undertaken and continue to seek appropriate opportunities for restructuring our organization, engaging in strategic divestitures, acquisitions and other business combinations in order to optimize our fleet and strengthen our competitiveness.  We face risks arising from these activities, which could adversely affect our ability to achieve our strategic goals, such as the following:

▪	we may be unable to realize the growth or investment opportunities, improvement of our financial position and other expected benefits by these activities in the expected time period or at all;
▪	transactions may not be completed as scheduled or at all due to legal or regulatory requirements, market conditions or contractual and other conditions to which such transactions are subject;
▪

unanticipated adverse consequences could arise in the integration or separation processes, including unanticipated restructuring or separation costs and liabilities, as well as delays or other difficulties in transitioning, coordinating, consolidating, replacing and integrating personnel, information and management systems, and customer products and services; and

▪	the diversion of management and key employees' attention may detract from our ability to increase revenues and minimize costs.
▪	Failure to recruit and retain key personnel could hurt our operations.

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

Approximately 34 percent of our total workforce, primarily employed in Norway, Brazil, the U.K. and Australia, are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational

-  15  -

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

The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”) and similar anti‑bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business.  We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices.  If we are found to be liable for violations under the FCPA, the Bribery Act or other similar laws, either due to our acts or omissions or due to the acts or omissions of others, including our partners in our various joint ventures, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business or our consolidated financial position and results of operations.  In addition, investors could negatively view potential violations, inquiries or allegations of misconduct under the FCPA, the Bribery Act or similar laws, which could adversely affect our reputation and the market for our shares.

We could also face fines, sanctions and other penalties from authorities in the relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.  Additionally, we could face claims by agents, shareholders, debt holders, or other interest holders or constituents of our company.  Further, disclosure of the subject matter of any investigation could adversely affect our reputation and our ability to obtain new business with potential customers or retain existing business with our current customers, to attract and retain employees and to access the capital markets.  Our customers in relevant jurisdictions could seek to impose penalties or take other actions adverse to our interests, and we may be required to dedicate significant time and resources to investigate and resolve allegations of misconduct, regardless of the merit of such allegations.

▪	Regulation of greenhouse gases and climate change could have a negative impact on our business.

Scientific studies have suggested that emissions of certain gases, including greenhouse gases, carbon dioxide and methane, contribute to warming of the earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide.  For example, in December 2015, 195 nations adopted the Paris Agreement, which went into effect in November 2016.  The Paris Agreement aims to limit increases in global temperatures to well below two degrees Celsius.  While the greenhouse gas emission reductions called for by the Paris Agreement are not binding, we expect continued and increased attention to climate change.  This attention has led, and we expect it to continue to lead, to additional regulations designed to reduce greenhouse gas emissions domestically and internationally.  Because our business depends on the level of activity in the offshore oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities.  In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have an adverse effect on our business.

▪	We are subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We are subject to a variety of disputes, investigations and litigation.  Certain of our subsidiaries are subject to and have been involved in litigation with certain of our customers.  We have subsidiaries that have issued debt under indentures that are subject to covenant compliance, some of which have been accused of breaching certain requirements of such covenants (see “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies—Global Marine litigation”).  Certain of our subsidiaries are named as defendants in numerous lawsuits alleging personal injury as a result of exposure to asbestos or toxic fumes or resulting from other occupational diseases, such as silicosis, and various other medical issues that can remain undiscovered for a considerable amount of time.  Some of these subsidiaries that have been put on notice of potential liabilities have no assets.  Certain subsidiaries are subject to litigation relating to environmental damage.  Our patent for dual‑activity technology has been successfully challenged in certain jurisdictions.  We are also subject to a number of significant tax disputes.  We cannot predict the outcome of the cases involving those subsidiaries or the potential costs to resolve them.  Insurance may not be applicable or sufficient in all cases, insurers may not remain solvent and policies may not be located.  Suits against non‑asset‑owning subsidiaries have and may in the future give rise to alter ego or successor‑in‑interest claims against us and our asset‑owning subsidiaries to the extent a subsidiary is unable to pay a claim or insurance is not available or sufficient to cover the claims.  To the extent that one or more pending or future litigation matters is not resolved in our favor and is not covered by insurance, which could have an adverse effect on our financial position, results of operations or cash flows.

▪	Our information technology systems are subject to cybersecurity risks and threats.

We depend on digital technologies to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees.  Our data protection measures and measures taken by our customers and vendors may not prevent

-  16  -

unauthorized access of information technology systems.  Threats to our information technology systems, and the systems of our customers and vendors, associated with cybersecurity risks and cyber‑incidents or attacks continue to grow.  Threats to our systems and our customers’ and vendors’ systems may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure.  In addition, breaches to our systems and systems of our customers and vendors could go unnoticed for some period of time.  Risks associated with these threats include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss of intellectual property, proprietary information or customer and vendor data; disruption of our customers’ and vendors’ operations; loss or damage to our customer and vendor data delivery systems; and increased costs to prevent, respond to or mitigate cybersecurity events.  If such a cyber‑incident were to occur, it could have a material adverse effect on our business or on our consolidated financial position, results of operations or cash flows.

In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and recent California legislation, pose increasingly complex compliance challenges and potentially elevate our costs.  Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.  Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

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

▪	Public health threats could have a material adverse effect on our business and results of operations.

Public health threats, such as Severe Acute Respiratory Syndrome, severe influenza and other highly communicable viruses or diseases, outbreaks of which have already occurred in various parts of the world in which we operate, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services.  The quarantine of personnel or inability to access our offices or rigs could adversely affect our operations.  Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact our operations and have an adverse effect on our results of operations.

▪	We may not realize the anticipated benefits of the acquisition of Songa or Ocean Rig.

We believe these acquisitions will provide benefits to the combined company as described in our other filings with the SEC.  However, there is a risk that some or all of the expected benefits of either or both acquisitions may fail to materialize, or may not occur within the time periods anticipated.  The realization of such benefits may be affected by a number of factors, many of which are beyond our control, including but not limited to the strength or weakness of the economy and competitive factors in the areas where we do business, the effects of competition in the markets in which we operate, and the impact of changes in the laws and regulations regulating the offshore drilling industry or affecting domestic or foreign operations.  The challenge of coordinating previously separate businesses makes evaluating the business and future financial prospects of the combined company following the acquisition difficult.  The success of the acquisitions, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate the operations of each of these companies in a manner that results in various benefits, including, among other things, an expanded market reach and operating efficiencies, and that does not materially disrupt existing relationships nor result in decreased revenues or dividends.  Failure to realize the anticipated benefits of the acquisitions may impact the financial performance of the combined company.

▪	We have incurred significant transaction and acquisition-related costs and may incur significant integration costs in connection with the acquisitions.

We have incurred substantial costs in connection with the negotiation and completion of acquisitions of Songa and Ocean Rig.  We have incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of each acquisition.  Additional significant unanticipated costs may be incurred as we continue to combine and integrate the acquired businesses.  We also have incurred and will continue to incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs.  We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred as we continue to integrate the companies’ businesses.  Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, which should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at

-  17  -

all (see the risk factor titled “We may not realize the anticipated benefits of the acquisition of Songa or Ocean Rig” above).  These costs described above, as well as other unanticipated costs and expenses, could have an adverse effect on our consolidated financial position, operating results and cash flows.

Other risks

▪	We have significant carrying amounts of long‑lived assets that are subject to impairment testing.

At December 31, 2018, the carrying amount of our property and equipment was $20.4 billion, representing 80 percent of our total assets.  In accordance with our accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that carrying amounts of our assets held and used may not be recoverable.  We also review the carrying amounts of assets at the time that we classify such assets as held for sale.  In the year ended December 31, 2018, we recognized an aggregate loss of $999 million associated with the impairment of certain assets that we determined were impaired at the time the assets were classified as held for sale.  In the year ended December 31, 2017, we recognized an aggregate loss of $1.4 billion associated with the impairment of certain assets that we determined were impaired at the time the assets were classified as held for sale and an aggregate loss of $94 million associated with the impairment of our midwater floater asset group.  Future expectations of lower dayrates or rig utilization rates or a significant change to the composition of one or more of our asset groups could result in the recognition of additional losses on impairment of our long‑lived asset groups if future cash flow expectations, based on information available to management at the time of measurement, indicate that the carrying amount of our asset groups may be impaired.

▪

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we have operations, are incorporated or are resident could result in a higher effective tax rate on our worldwide earnings, which could result in a significant adverse effect on our earnings and cash flows from operations.

We are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate and earn income, and such changes could include laws or policies directed toward companies organized in jurisdictions with low tax rates.  A material change in the tax laws, treaties or regulations, or their interpretation or application, of any country in which we have significant operations, or in which we are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results.  Switzerland, for example, has been carefully considering various tax reform proposals in response to certain guidance from and demands by the European Union (“EU”) and the Organization for Economic Co‑operation and Development (the “OECD”).  Some of these tax reform measures may be adopted into law and effective as early as 2019.  Similarly, the OECD issued its action plan of tax reform measures that called for member states to take action to prevent base erosion and profit shifting.  Some of these measures impact transfer pricing, requirements to qualify for tax treaty benefits, and the definition of permanent establishments depending on each jurisdiction’s adoption and interpretation of such proposals.  Respective countries have adopted various measures into their own tax laws.  In addition, the EU issued its Anti‑Tax Avoidance Directive in 2016 that required its member states to adopt specific tax reform measures by 2019.  Other tax jurisdictions in which we operate may consider implementing similar legislation.  Any material change to tax laws or policies, their interpretation or the adoption of new interpretations of existing laws and rulings in any of the jurisdictions in which we operate could result in a higher effective tax rate on our worldwide earnings and such change could have a significant adverse effect on our consolidated financial position, results of operations or cash flows.

▪

A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries could result in a higher effective tax rate on our worldwide earnings, which could result in a significant negative impact on our earnings and cash flows from operations.

We are subject to tax laws, treaties and regulations in the countries in which we operate and earn income.  Our income taxes are based on the applicable tax laws and tax rates in effect in the countries in which we operate and earn income as well as upon our operating structures in these countries.  Our income tax returns are subject to review and examination in these jurisdictions, and we do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority.  If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, particularly in the U.S., India, Brazil or Nigeria, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected.  For example, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not successfully contend that we or any of our key subsidiaries were or are engaged in a trade or business in the U.S. or that we or any of our key subsidiaries maintained or maintain a permanent establishment in the U.S.  The determination of the aforementioned, among other things, involves considerable uncertainty.  If we or any of our key subsidiaries were determined to have been engaged in a trade or business in the U.S. through a permanent establishment, then we could be subject to U.S. corporate income and additional branch profits taxes on the portion of our earnings effectively connected to such U.S. business during the period in which this was considered to have occurred.  If this occurs, our effective tax rate on worldwide earnings for that period could increase substantially, and our earnings and cash flows from operations for that period could be adversely affected.

-  18  -

▪	U.S. tax authorities could treat us as a passive foreign investment company, which would have adverse U.S. federal income tax consequences to U.S. holders.

A foreign corporation will be treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes if either (1) at least 75 percent of its gross income for any taxable year consists of certain types of passive income or (2) at least 50 percent of the average value of the corporation's assets produce or are held for the production of those types of passive income.  For purposes of these tests, passive income includes dividends, interest and gains from the sale or exchange of investment property and certain rents and royalties, but does not include income derived from performing services.

We believe that we have not been and will not be a PFIC with respect to any taxable year.  Our income from offshore contract drilling services should be treated as services income for purposes of determining whether we are a PFIC.  Accordingly, we believe that our income from our offshore contract drilling services should not constitute passive income, and the assets that we own and operate in connection with the production of that income should not constitute passive assets.  There is significant legal authority supporting this position, including statutory provisions, legislative history, case law and IRS pronouncements concerning the characterization, for other tax purposes, of income derived from services where a substantial component of such income is attributable to the value of the property or equipment used in connection with providing such services.  However, a prior case and an IRS pronouncement that relies on the case characterize income from time chartering of vessels as rental income rather than services income for other tax purposes.  The IRS has subsequently formally announced that it does not agree with the decision in that case.  Moreover, we believe that the terms of the time charters in the prior case differ in material respects from the terms of our drilling contracts with customers.  No assurance can be given that the IRS or a court will accept our position, and there is a risk that the IRS or a court could determine that we are a PFIC.

If we were treated as a PFIC for any taxable year, our U.S. shareholders would face adverse U.S. tax consequences.  Under the PFIC rules, unless a shareholder makes certain elections available under the Internal Revenue Code of 1986, as amended, and such elections could themselves have adverse consequences for the shareholder, the shareholder could be required to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income upon the receipt of excess distributions, as defined for U.S. tax purposes, and upon any gain from the disposition of our shares, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder’s holding period of our shares.  Additionally, under applicable statutory provisions, the preferential tax rate on qualified dividend income, which applies to dividends paid to non‑corporate shareholders, does not apply to dividends paid by a foreign corporation if the foreign corporation is a PFIC for the taxable year in which the dividend is paid or the preceding taxable year.

▪

As a Swiss corporation, our flexibility may be limited with respect to certain aspects of capital management, and we may be unable to make distributions or repurchase shares without subjecting our shareholders to Swiss withholding tax.

Under Swiss law, our shareholders may approve an authorized share capital that allows the board of directors to issue new shares without additional shareholder approval within a period of up to two years.  The authorized share capital is limited to a maximum of 50 percent of a company’s registered share capital.  The authorized share capital approved by our shareholders at the May 2018 annual general meeting will expire on May 18, 2020.  Accordingly, shareholders at our annual general meeting in May 2019 are not expected to be requested to approve an authorized share capital.  Our current authorized share capital is limited to approximately five percent of our registered share capital.  Additionally, subject to certain exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Further, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  Swiss law also reserves for shareholder approval certain corporate actions over which a board of directors would have authority in some other jurisdictions.  For example, dividends must be approved by shareholders.  These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Under Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid‑in capital, if any.  At our 2009 annual general meeting, our shareholders approved the repurchase of up to CHF 3.5 billion of our shares for cancellation under the share repurchase program.  If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase shares via a “virtual second trading line” from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to the approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.

-  19  -

▪	Swiss corporate governance may affect our business.

The Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the “Ordinance”), among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and board of directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management and board of directors, and (c) requires the declassification of our board of directors and the amendment of our articles of association to specify various compensation‑related matters.  At our annual general meetings, our shareholders are required to approve the maximum aggregate compensation of (1) our board of directors for the period through the successive annual general meeting and (2) our executive management team for the following year.  The Ordinance further provides for criminal penalties against directors and members of executive management in case of noncompliance with certain of its requirements.  The Ordinance may negatively affect our ability to attract and retain executive management and members of our board of directors.

▪	As a Swiss corporation, we are subject to Swiss legal provisions that may limit our flexibility to swiftly implement certain initiatives or strategies.

We are required, from time to time, to evaluate the carrying amount of our investments in affiliates, as presented on our Swiss standalone balance sheet.  If we determine that the carrying amount of any such investment exceeds its fair value, we may conclude that such investment is impaired.  The recognized loss associated with such a non-cash impairment could result in our net assets no longer covering our statutory share capital and statutory capital reserves.  Under Swiss law, if our net assets cover less than 50 percent of our statutory share capital and statutory capital reserves, the board of directors must convene a general meeting of shareholders and propose measures to remedy such a capital loss.  The appropriate measures depend on the relevant circumstances and the magnitude of the recognized loss and may include seeking shareholder approval for offsetting the aggregate loss, or a portion thereof, with our statutory capital reserves including qualifying additional paid-in capital otherwise available for distributions to shareholders or raising new equity.  Depending on the circumstances, we may also need to use qualifying additional paid‑in capital available for distributions in order to reduce our accumulated net loss and such use might reduce our ability to make distributions without subjecting our shareholders to Swiss withholding tax.  These Swiss law requirements could limit our flexibility to swiftly implement certain initiatives or strategies.

▪	We are subject to anti‑takeover provisions.

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  Actions taken under such provisions may adversely affect prevailing market prices for our shares, and could, among other things:

▪

provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two‑year period, which under our current authorized share capital will expire on May 18, 2020, to issue a specified number of shares, which under our current authorized share capital is approximately five percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances;

▪

provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately 24 percent of the share capital registered in the commercial register as of February 12, 2019, without obtaining additional shareholder approval through: (1) the exercise of conversion, exchange, option, warrant or similar rights for the subscription of shares granted in connection with bonds, options, warrants or other securities newly or already issued in national or international capital markets or new or already existing contractual obligations by or of any of our subsidiaries; or (2) in connection with the issuance of shares, options or other share‑based awards;

▪	provide that any shareholder who wishes to propose any business or to nominate a person or persons for election as director at any annual meeting may only do so if we are given advance notice;
▪	provide that directors can be removed from office only by the affirmative vote of the holders of at least 66 2/3 percent of the shares entitled to vote;
▪

provide that a merger or demerger transaction requires the affirmative vote of the holders of at least 66 2/3 percent of the shares represented at the meeting and provide for the possibility of a so‑called cash-out or squeeze-out merger if the acquirer controls 90 percent of the outstanding shares entitled to vote at the meeting;

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

▪	The results of the U.K.’s referendum on withdrawal from the European Union may have a negative effect on our business.

In June 2016, a majority of voters in the U.K. elected to withdraw from the European Union in a national referendum, and in March 2017, the government of the U.K. formally initiated the process.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the March 2017 initiation.  Though the U.K. withdrawal from the European Union is scheduled to occur in March 2019, there is currently no agreement in place regarding the withdrawal, creating significant uncertainty about the future relationship between the U.K. and the European Union, including with respect to the laws and regulations that will apply as the U.K. determines which European Union‑derived laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have an adverse effect on global economic

-  20  -

conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business and on our consolidated financial position, results of operations or cash flows.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.  We maintain offices, land bases and other facilities worldwide, including the following:

▪	principal executive offices in Steinhausen, Switzerland; and
▪	corporate offices in Houston, Texas; and the Cayman Islands.

Our remaining offices and bases are located in various countries in North America, South America, Europe, Africa and Asia.  We lease most of these facilities.

Item 3.Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—” in this annual report on Form 10‑K for the year ended December 31, 2018.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in this annual report on Form 10‑K for the year ended December 31, 2018.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of December 31, 2018, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 4.Mine Safety Disclosures

Not applicable.

-  21  -

Executive Officers of the Registrant

We have included the following information, presented as of February 11, 2019, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10‑K.  The board of directors elects the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

		Age as of
Officer	Office	February 11, 2019
Jeremy D. Thigpen (a)	President and Chief Executive Officer	44
Keelan Adamson (a)	Executive Vice President and Chief Operations Officer	49
Howard E. Davis	Executive Vice President, Chief Administrative Officer and Chief Information Officer	60
Brady K. Long	Executive Vice President and General Counsel	46
Mark L. Mey (a)	Executive Vice President and Chief Financial Officer	55
David Tonnel	Senior Vice President and Corporate Controller	49

(a)	Member of our executive management team for purposes of Swiss law.

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

Keelan Adamson is Executive Vice President and Chief Operations Officer of the Company.  Before being named to his current position in August 2018, Mr. Adamson served as Senior Vice President, Operations from October 2017 to July 2018 and as Senior Vice President, Operations Integrity and HSE, from June 2015 to October 2017.  Since 2010, Mr. Adamson served in multiple executive positions with responsibilities spanning Engineering and Technical Services, Major Capital Projects, Human Resources, and more recently, Operations Integrity and HSE.  Mr. Adamson started his career as a drilling engineer with BP Exploration in 1991 and joined Transocean in July 1995.  In addition to several management assignments in the U.K., Asia, and Africa, he also held leadership roles in Sales and Marketing, Well Construction and Technology, and as Managing Director for operations in North America, Canada and Trinidad.  Mr. Adamson earned a Bachelor's degree in Aeronautical Engineering from The Queens University of Belfast and completed the Advanced Management program at Harvard Business School in 2016.

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

Brady K. Long is Executive Vice President and General Counsel of the Company.  Before being named to his current position in March 2018, Mr. Long served as Senior Vice President and General Counsel from November 2015 to March 2018.  From 2011 to November 2015, when Mr. Long joined the Company, he served as Vice President—General Counsel and Secretary of Ensco plc, which acquired Pride International, Inc. where he had served as Vice President, General Counsel and Secretary since August 2009.  Mr. Long joined Pride International, Inc. in June 2005 as Assistant General Counsel and served as Chief Compliance Officer from June 2006 to February 2009.  He was director of Transocean Partners LLC from May 2016 until December 2016.  Mr. Long previously practiced corporate and securities law with the law firm of Bracewell LLP.  He earned a Bachelor of Arts degree from Brigham Young University in 1996 and a Juris Doctorate degree from the University of Texas School of Law in 1999.

Mark L. Mey is Executive Vice President and Chief Financial Officer of the Company.  Before joining the Company in this position in May 2015, Mr. Mey served as Executive Vice President and Chief Financial Officer of Atwood Oceanics, Inc. from January 2015 to May 2015, prior to which he served as Senior Vice President and Chief Financial Officer from August 2010.  Mr. Mey was director of Transocean Partners LLC from June 2015 until December 2016.  He served as Director, Senior Vice President and Chief Financial Officer of Scorpion Offshore Ltd. from August 2005 to July 2010.  Prior to 2005, Mr. Mey held various senior financial and other roles in the drilling and financial services industries, including 12 years with Noble Corporation.  He earned an Advanced Diploma in Accounting and a Bachelor of Commerce degree from the University of Port Elizabeth in South Africa in 1985, and he is a chartered accountant.  Additionally, Mr. Mey completed the Harvard Business School Executive Advanced Management Program in 1998.

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

-  22  -

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “RIG.”  On February 11, 2019, we had 610,061,503 shares outstanding and 5,718 holders of record of our shares.

Shareholder Matters

Share issuance

In connection with the acquisition of Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”), shareholders at our extraordinary general meeting, held January 16, 2018, were requested to consider the following: (1) the issuance of up to 68.6 million Transocean Ltd. shares, (2) an amendment of our articles of association to create additional authorized share capital, (3) election of one new director to our board of directors and (4) issuance of consideration shares of our authorized share capital and our shares issuable upon exchange of the 0.50% exchangeable senior bonds due January 2023 (the “Exchangeable Bonds”).  On January 18, 2018, we announced that shareholders at our extraordinary general meeting approved all proposals related to the Songa acquisition.  On January 30, 2018, we completed the acquisition of an approximate 97.7 percent ownership interest in Songa.  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law and as a result, Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares and $863 million aggregate principal amount of the Exchangeable Bonds and made an aggregate cash payment of $8 million.

In connection with the acquisition of Ocean Rig UDW Inc., a Cayman Islands exempted company with limited liability (“Ocean Rig”), shareholders at our extraordinary general meeting, held November 29, 2018, were requested to consider the following: (1) an amendment of our articles of association to create additional authorized share capital, (2) the issuance of up to 147.7 million Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) shares and (3) the deletion of the previously approved special purpose authorized share capital.  On November 29, 2018, we announced that shareholders at our extraordinary general meeting approved all proposals related to the Ocean Rig acquisition.  On December 5, 2018, we completed the acquisition of Ocean Rig in a merger transaction and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million Transocean Ltd. shares and made an aggregate cash payment of $1.2 billion.

See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements and 4─Business Combinations.”

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

Swiss income tax on dividends and similar distributions—A non‑Swiss holder is not subject to Swiss income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non‑Swiss holder.  However, dividends and similar distributions are subject to Swiss withholding tax, subject to certain exceptions.  See “—Swiss withholding tax on dividends and similar distributions to shareholders.”

Swiss wealth tax—A non‑Swiss holder is not subject to Swiss wealth taxes unless the holder’s shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non‑Swiss holder.

Swiss capital gains tax upon disposal of shares—A non‑Swiss holder is not subject to Swiss income taxes for capital gains unless the holder’s shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non‑Swiss holder.  In such case, the non‑Swiss holder is required to recognize capital gains or losses on the sale of such shares, which are subject to cantonal, communal and federal income tax.

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

Exemption—Distributions to shareholders in the form of a par value reduction or out of qualifying additional paid‑in capital for Swiss statutory purposes are exempt from Swiss withholding tax.  On December 31, 2018, the aggregate amount of par value of our outstanding shares was CHF 61 million, equivalent to approximately $62 million, and the aggregate amount of qualifying additional paid‑in

-  23  -

capital of our outstanding shares was CHF 13.4 billion, equivalent to approximately $13.7 billion.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

Refund available to United States (“U.S.”) residents—The Swiss‑U.S. tax treaty provides that U.S. residents eligible for benefits under the treaty can seek a refund of the Swiss withholding tax on dividends for the portion exceeding 15 percent, leading to a refund of 20 percent, or a 100 percent refund in the case of qualified pension funds.  As a general rule, the refund will be granted under the treaty if the U.S. resident can show evidence of the following: (a) beneficial ownership, (b) U.S. residency and (c) meeting the U.S.‑Swiss tax treaty’s limitation on benefits requirements.

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

Share repurchases

Repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid‑in capital, if any.  We would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of our shares and pay the withholding tax to the Swiss federal tax authorities.  However, for such repurchased shares, the portions of the repurchase price that are attributable to the par value and the qualifying additional paid‑in capital for Swiss statutory reporting purposes are not subject to the Swiss withholding tax.

If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase our shares via a "virtual second trading line" from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.  The repurchase of shares for purposes other than for cancellation, such as to retain as treasury shares for use in connection with stock incentive plans, convertible debt or other instruments within certain periods, are not generally subject to Swiss withholding tax.

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 11, 2019, Transocean Inc., our wholly owned subsidiary, held as treasury shares less than one percent of our issued shares.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the current number of shares held as treasury shares, approximately nine percent of our issued shares could be repurchased for purposes of retention as additional treasury

-  24  -

shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the currently approved program.

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs (a)	(in millions) (a)
October 2018	—	$—	—	$3,304
November 2018	—	—	—	3,304
December 2018	—	—	—	3,304
Total	—	$—	—	$3,304

(a)

In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion.  At December 31, 2018, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.3 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

-  25  -

Item 6.Selected Financial Data

The selected financial data as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 have been derived from the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected financial data as of December 31, 2016, 2015 and 2014, and for each of the two years in the period ended December 31, 2015 have been derived from our accounting records.  The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2018 (a) (b)	2017	2016 (c)	2015	2014 (d)
	(In millions, except per share data)

Statement of operations data
Operating revenues	$3,018	$2,973	$4,161	$7,386	$9,185
Operating income (loss)	(1,251)	(2,505)	1,106	1,365	(1,347)
Income (loss) from continuing operations	(2,003)	(3,097)	827	895	(1,880)
Net income (loss)	(2,003)	(3,097)	827	897	(1,900)
Net income (loss) attributable to controlling interest	(1,996)	(3,127)	778	865	(1,839)

Per share earnings (loss) from continuing operations
Basic	$(4.27)	$(8.00)	$2.08	$2.36	$(5.02)
Diluted	$(4.27)	$(8.00)	$2.08	$2.36	$(5.02)

Balance sheet data (at end of period)
Total assets	$25,665	$22,410	$26,889	$26,431	$28,676
Debt due within one year	373	250	724	1,093	1,032
Long-term debt	9,605	7,146	7,740	7,397	9,019
Total equity	13,114	12,711	15,805	15,000	14,104

Other financial data
Cash provided by operating activities	$558	$1,170	$1,980	$3,445	$2,220
Cash used in investing activities	(797)	(587)	(1,313)	(1,932)	(1,828)
Cash provided by (used in) financing activities	(147)	(1,041)	176	(1,809)	(1,000)
Capital expenditures	184	497	1,344	2,001	2,165
Distributions of qualifying additional paid-in capital	—	—	—	381	1,018

Per share distributions of qualifying additional paid-in capital	$—	$—	$—	$1.05	$2.81

(a)In December 2018, we acquired Ocean Rig UDW Inc. (“Ocean Rig”) in a merger transaction, and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million shares and made an aggregate cash payment of $1.2 billion.

(b)In January 2018, we acquired approximately 97.7 percent ownership interest in Songa Offshore SE (“Songa”).  In March 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law and as a result Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares and $863 million aggregate principal amount of the Exchangeable Bonds and made an aggregate cash payment of $8 million.

(c)In December 2016, Transocean Partners LLC (“Transocean Partners”) completed a merger with one of our subsidiaries as contemplated under the merger agreement.  Following the completion of the merger, Transocean Partners became our wholly owned subsidiary.  Each Transocean Partners common unit that was issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, was converted into the right to receive 1.20 of our shares.  To complete the merger, we issued 23.8 million shares from conditional capital.

(d)In August 2014, we completed an initial public offering to sell a noncontrolling interest in Transocean Partners, which was formed on February 6, 2014, by Transocean Partners Holdings Limited, a Cayman Islands company and our wholly owned subsidiary.

-  26  -

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 11, 2019, we owned or had partial ownership interests in and operated a fleet of 49 mobile offshore drilling units, including 31 ultra‑deepwater floaters, 14 harsh environment floaters and four midwater floaters.  As of February 11, 2019, we were constructing (i) four additional ultra‑deepwater drillships and (ii) one additional harsh environment semisubmersible, in which we hold a partial ownership interest.

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

Significant Events

Business combinations—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa Offshore SE (“Songa”).  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares and $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”).  As a result of the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

On December 5, 2018, we acquired Ocean Rig UDW Inc. (“Ocean Rig”) in a merger transaction, and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million shares and made an aggregate cash payment of $1.2 billion.  As a result of the acquisition, we acquired (i) 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters, and (ii) the contracts relating to the construction of two ultra‑deepwater drillships.  In February 2019, we committed to plans to sell one ultra‑deepwater floater and one harsh environment floater acquired in the Ocean Rig acquisition.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Impairments—In the year ended December 31, 2018, we recognized an aggregate loss of $999 million, which had no tax effect, associated with the impairment of four ultra‑deepwater floaters, two deepwater floaters and two midwater floaters, along with related assets, which we determined were impaired at the time we classified the assets as held for sale, and we recognized a loss of $462 million, which had no tax effect, associated with the impairment of our goodwill.  See “—Operating Results.”

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and we terminated the former bank credit agreement.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt issuances—In July 2018, we issued $750 million aggregate principal amount of 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), and $600 million aggregate principal amount of 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”), together the “2018 Senior Secured Notes”, and we received approximately $733 million and $586 million, respectively, of aggregate cash proceeds, net of discount and issue costs.  On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% senior unsecured notes due November 2025 (the “7.25% Senior Notes”), and we received aggregate cash proceeds of $735 million, net of issue costs.  On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received aggregate cash proceeds of $538 million, net of discount and issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt retirement—In the year ended December 31, 2018, we made an aggregate cash payment of $1.6 billion to repay debt assumed in the Songa acquisition.  In the year ended December 31, 2018, we repurchased in the open market $95 million aggregate

-  27  -

principal amount of our debt securities for an aggregate cash payment of $95 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt tender offers—On February 5, 2019, we completed tender offers (the “2019 Tender Offers”) to purchase for cash up to $700 million aggregate purchase price of certain outstanding senior notes (the “2019 Tendered Notes”).  In January and February 2019, as a result of the 2019 Tender Offers, we made an aggregate cash payment of $521 million to settle the validly tendered 2019 Tendered Notes.  In the three months ending March 31, 2019, we expect to recognize an aggregate net loss of approximately $18 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Investment in unconsolidated affiliates—In May 2018 and January 2019, we made an aggregate cash investment of $91 million and $59 million, respectively, representing a 33.0 percent ownership interest in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  We expect to operate the rig, through one of our wholly owned subsidiaries, under a six‑well drilling contract that is expected to commence in July 2019.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Fleet expansion—In February 2018, we completed the construction of and placed into service the ultra‑deepwater floater Deepwater Poseidon.  See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the year ended December 31, 2018, we completed the sale of six ultra‑deepwater floaters, one deepwater floater and one midwater floater, along with related assets, for which we received aggregate net cash proceeds of $36 million.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Outlook

Drilling market—Our long‑term view of the part of the offshore drilling market in which we participate is positive, especially for the highest specification floaters.  Brent oil prices, although somewhat volatile, remained above $60 per barrel for most of 2018, improving our customers’ economics for drilling oil and gas wells and providing positive support for our customers’ budget cycles for 2019.  Structural efficiency gains across the industry, which resulted in improved economics for offshore development, and some favorable trends in the hydrocarbon supply‑demand balance whereby oil supply has declined relative to demand, resulted in an increase in our customers’ investment decisions in 2018.  We expect this trend of additional investment by our customers to continue in 2019.

Over the past year, opportunities have increased for our drilling services.  In markets requiring harsh environment floating drilling rigs, such as the Norwegian North Sea and eastern Canada, the limited supply of these specialized rigs has improved fleet utilization, which has resulted in increased dayrates on high‑specification rigs being tendered for new work.  Outside of harsh environment markets, the excess supply of ultra‑deepwater floaters relative to demand has delayed improvement of dayrates despite the increase in contract activity.  However, as the hydrocarbon supply‑demand balance improves, we expect that stability and sustained improvement of oil prices will ultimately result in greater demand for ultra‑deepwater drilling rigs and improvement of dayrates as utilization tightens.

As of February 11, 2019, our contract backlog was $12.2 billion compared to $11.5 billion as of October 22, 2018.  We believe the risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished as oil prices have improved and our customers’ cash positions have improved.

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

As of February 11, 2019, the uncommitted fleet rates for each of the five years in the period ending December 31, 2023 were as follows:

	2019	2020	2021	2022	2023
Uncommitted fleet rate
Ultra-deepwater floaters	56%	70%	80%	86%	86%
Harsh environment floaters	31%	60%	67%	70%	84%
Midwater floaters	34%	50%	98%	100%	100%

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

-  28  -

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

The contract backlog for our fleet was as follows:

	February 11,	October 22,	February 19,
	2019	2018	2018
Contract backlog	(In millions)
Ultra-deepwater floaters	$8,404	$7,435	$8,367
Harsh environment floaters	3,716	3,974	4,269
Deepwater floaters	—	4	105
Midwater floaters	97	102	60
High-specification jackups	—	—	38
Total contract backlog	$12,217	$11,515	$12,839

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

In connection with our Ocean Rig acquisition, we acquired contract backlog of approximately $650 million, included in the contract backlog for our ultra‑deepwater and harsh environment floaters presented above, measured as of the acquisition date, December 5, 2018.  In connection with our Songa acquisition, we acquired contract backlog of $3.7 billion, included in the contract backlog for our harsh environment floaters presented above, measured as of the acquisition date, January 30, 2018.

In December 2018, we and a subsidiary of Chevron Corporation (together with its affiliates, “Chevron”) entered into a rig design and construction contract and a five‑year drilling contract for one of our ultra‑deepwater drillships under construction at the Jurong Shipyard Pte Ltd. in Singapore.  The drilling contract added $830 million of estimated contract backlog.  The drilling contract is subject to design, construction and delivery requirements set forth in the construction contract.  In the event of termination for convenience by the customer, we will be compensated for our incremental 20,000 pounds per square inch (“psi”) subsea investment in the rig, and termination for convenience after April 2020 will result in a substantial termination fee.

At February 11, 2019, the contract backlog and average contractual dayrates for our fleet were as follows:

		For the years ending December 31,
	Total	2019	2020	2021	2022	Thereafter
Contract backlog	(In millions, except average dayrates)
Ultra-deepwater floaters	$8,404	$1,497	$1,387	$1,179	$860	$3,481
Harsh environment floaters	3,716	974	860	765	702	415
Midwater floaters	97	48	47	2	—	—
Total contract backlog	$12,217	$2,519	$2,294	$1,946	$1,562	$3,896

Average-contractual dayrates
Ultra-deepwater floaters	$443,000	$374,000	$423,000	$475,000	$471,000	$472,000
Harsh environment floaters	$385,000	$323,000	$389,000	$420,000	$432,000	$427,000
Midwater floaters	$126,000	$122,000	$130,000	$130,000	$—	$—
Total fleet average	$416,000	$340,000	$392,000	$450,000	$453,000	$467,000

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

-  29  -

Average daily revenue—Average daily revenue is defined as contract drilling revenues, excluding revenues for contract terminations and reimbursements, earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Years ended December 31,
	2018	2017	2016
Average daily revenue
Ultra-deepwater floaters	$356,700	$472,400	$492,100
Harsh environment floaters	$296,400	$235,900	$329,100
Deepwater floaters	$186,700	$195,200	$253,900
Midwater floaters	$99,900	$95,600	$274,100
High-specification jackups	$152,900	$143,900	$143,800
Total fleet average daily revenue	$296,200	$321,300	$353,500

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may also be affected by revenues for lump sum bonuses or demobilization fees received from our customers and is reduced by the amortization of the contract intangible assets acquired in the Songa acquisition and, to a lesser extent, the Ocean Rig acquisition.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high‑specification jackups are typically contracted at lower dayrates compared to ultra‑deepwater floaters and harsh environment floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, unless we continue to operate rigs subsequent to sale, as we did with three of the high‑specification jackups sold in May 2017, in which case we remove the rigs at the time of completion or novation of the contract.

Revenue efficiency—Revenue efficiency is defined as actual contract drilling revenues, excluding revenues for contract terminations and reimbursements, for the measurement period divided by the maximum revenue calculated for the measurement period, expressed as a percentage.  Maximum revenue is defined as the greatest amount of contract drilling revenues, excluding revenues from contract terminations and reimbursements, the drilling unit could earn for the measurement period, excluding amounts related to incentive provisions.  The revenue efficiency rates for our fleet were as follows:

	Years ended December 31,
	2018	2017	2016
Revenue efficiency
Ultra-deepwater floaters	96%	96%	98%
Harsh environment floaters	94%	96%	98%
Deepwater floaters	94%	94%	96%
Midwater floaters	98%	96%	99%
High-specification jackups	100%	101%	98%
Total fleet average revenue efficiency	95%	96%	98%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2018	2017	2016
Rig utilization
Ultra-deepwater floaters	48%	39%	45%
Harsh environment floaters	82%	73%	57%
Deepwater floaters	93%	73%	54%
Midwater floaters	41%	38%	42%
High-specification jackups	97%	61%	55%
Total fleet average rig utilization	59%	48%	48%

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
-  30  -

Operating Results

Year ended December 31, 2018 compared to the year ended December 31, 2017

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended
	December 31,
	2018	2017	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	9,706	8,499	1,207	14%
Average daily revenue	$296,200	$321,300	$(25,100)	(8)%
Revenue efficiency	95%	96%
Rig utilization	59%	48%

Contract drilling revenues	$3,018	$2,731	$287	11%
Other revenues	—	242	(242)	nm
	3,018	2,973	45	2%
Operating and maintenance expense	(1,799)	(1,389)	(410)	(30)%
Depreciation expense	(818)	(832)	14	2%
General and administrative expense	(188)	(156)	(32)	(21)%
Loss on impairment	(1,464)	(1,498)	34	2%
Loss on disposal of assets, net	—	(1,603)	1,603	nm
Operating loss	(1,251)	(2,505)	1,254	50%
Other income (expense), net
Interest income	53	43	10	23%
Interest expense, net of amounts capitalized	(620)	(491)	(129)	(26)%
Loss on retirement of debt	(3)	(55)	52	95%
Other, net	46	5	41	nm
Loss before income tax expense	(1,775)	(3,003)	1,228	41%
Income tax expense	(228)	(94)	(134)	nm
Net loss	$(2,003)	$(3,097)	$1,094	35%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the following: (a) approximately $515 million resulting from operations acquired in the acquisitions of Songa and Ocean Rig,  (b) approximately $335 million resulting from our two newbuild ultra‑deepwater drillships that commenced operations in the two‑year period ended December 31, 2018, (c) approximately $125 million resulting from contract early terminations and cancellations, (d) approximately $110 million resulting from the reactivation of two rigs and (e) approximately $90 million of reimbursement revenues.  These increases were partially offset by the following decreases: (a) approximately $375 million resulting from lower dayrates, (b) approximately $345 million resulting from a greater number of rigs idle or stacked, (c) approximately $135 million resulting from rigs sold or classified as held for sale and (d) approximately $40 million resulting from lower revenue efficiency.

Other revenues for the year ended December 31, 2017, included revenues of $201 million resulting from contract early terminations and cancellations and $41 million of reimbursement revenues.  For the year ended December 31, 2018, these activities are presented in contract drilling revenues as part of our single performance obligation.

Costs and expenses—Operating and maintenance expense increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the following: (a) approximately $290 million resulting from operations acquired in the acquisitions of Songa and Ocean Rig, (b) approximately $80 million resulting from our two newbuild ultra‑deepwater drillships that commenced operations in the two‑year period ended December 31, 2018, (c) approximately $65 million resulting from increased costs primarily associated with changes to our country of operations and maintenance programs, (d) approximately $55 million resulting from the reactivation of three rigs and (e) approximately $45 million resulting from increased reimbursable costs.  These increases were partially offset by the following decreases: (a) approximately $80 million resulting from a greater number of rigs sold or classified as held for sale and (b) approximately $50 million resulting from a greater number of rigs idle or stacked.

Depreciation expense decreased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the following: (a) approximately $120 million resulting from rigs sold or classified as held for sale, (b) approximately $20 million resulting from the retirement or full depreciation of certain assets and (c) approximately $5 million resulting from the impairment of our midwater floater asset group in the year ended to December 31, 2017.  These decreases were partially offset by the following increases: (a) approximately $82 million resulting from the rigs acquired in the acquisitions of Songa and Ocean Rig and (b) approximately $49 million resulting from our two newbuild ultra‑deepwater drillships placed into service in the two‑year period ended December 31, 2018.

-  31  -

General and administrative expense increased for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the following: (a) approximately $18 million of increased acquisition costs related to the acquisitions of Songa and Ocean Rig, (b) approximately $7 million of increased professional fees related to developing technology for improving fleet performance and reducing costs and (c) approximately $4 million of increased personnel costs, primarily resulting from costs associated with the early retirement of certain personnel.

Loss on impairment or disposal of assets—In the year ended December 31, 2018, we recognized losses related to the following: (a) $999 million associated with the impairment of certain assets classified as held for sale and (b) $462 million associated with the impairment of goodwill.    In the year ended December 31, 2017, we recognized losses related to the following: (a) a loss of $1.4 billion associated with the impairment of certain assets classified as held for sale and (b) a loss of $94 million associated with the impairment of our midwater floater asset group.

In the year ended December 31, 2018, we recognized an aggregate gain of $7 million associated with the sale of six ultra‑deepwater floaters, one deepwater floater and one midwater floater, along with related assets.  In the year ended December 31, 2018, we recognized an aggregate loss of $7 million associated with the disposal of assets unrelated to rig sales.  In the year ended December 31, 2017, loss on disposal of assets was primarily due to the sale of 10 high‑specification jackups and novation of the contracts relating to the construction of five high‑specification jackups, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the following: (a) approximately $98 million reduced interest costs capitalized for our newbuild ultra‑deepwater drillships placed into service in the two‑year period ended December 31, 2018, (b) approximately $78 million resulting from debt issued in the two‑year period ended December 31, 2018 and (c) approximately $32 million resulting from the debt and related undesignated derivative instruments issued or assumed in connection with the Songa acquisition.  These increases were partially offset by a decrease of approximately $83 million resulting from the retirement of debt.

Loss on retirement of debt in the year ended December 31, 2017 resulted primarily from the following: (a) an aggregate loss of $48 million resulting from the retirement of notes validly tendered in the cash tender offers completed July 11, 2017 (the “2017 Tender Offers”) and (b) an aggregate loss of $7 million resulting from debt redemptions and repurchases.

Other income, net, increased in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the following: (a) an increase of $45 million associated with receipt of payments related to our dual‑activity patent, (b) an increase of $15 million associated with the non‑service component of net periodic benefit costs, (c) $10 million associated with the bargain purchase gain resulting from the Ocean Rig acquisition with no comparable activity in the prior year and (d) $4 million associated with undesignated interest rate swaps acquired in the Songa acquisition and subsequently terminated in the year ended December 31, 2018 with no comparable activity in the prior year.  These increases were partially offset by a decrease of $33 million associated with currency exchange, $21 million of which resulted from undesignated currency derivative instruments in the current year.

Income tax expense—In the years ended December 31, 2018 and 2017, our effective tax rate was (12.8) percent and (3.1) percent, respectively, based on loss before income tax expense.  In the years ended December 31, 2018 and 2017, the effect of the various discrete period tax items represented a net tax expense of $143 million and a net tax benefit of $37 million, respectively.  In the year ended December 31, 2018, such discrete items were primarily related to the United States (“U.S.”) transition tax on non‑U.S. earnings.  In the year ended December 31, 2017, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years, valuation allowances on deferred tax assets and foreign tax credits not expected to be realized, remeasurement of the U.S. deferred tax assets for a tax rate change as a result of the enactment of the Tax Cuts and Jobs Act (the “2017 Tax Act”) and deductions related to resolution of certain litigation matters related to Macondo well incident.  In the years ended December 31, 2018 and 2017, our effective tax rate, excluding discrete items, was (29.2) percent and 95.2 percent, respectively, based on loss before income tax expense.  Our effective tax rate decreased in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to changes in the relative blend of income from operations in certain jurisdictions and a loss before income taxes and the increased tax expense as a result of the U.S. base erosion and anti‑abuse tax (“BEAT”).

The 2017 Tax Act amended existing U.S. tax laws that had an impact on our income tax provision, such as a reduction of the U.S. corporate income tax rate and the creation of a quasi‑territorial tax system with a one‑time mandatory tax on certain unremitted earnings and profits of the non‑U.S. subsidiaries of our U.S. subsidiaries.  The 2017 Tax Act also made prospective changes, effective in 2018, including BEAT, a global intangible low‑taxed income tax, additional limitations on the deductibility of executive compensation and interest and the repeal of the domestic manufacturing deduction.  In the year ended December 31, 2018, we recognized income tax expense of $33 million related to the bareboat charter structure of our U.S. operations because we concluded it was subject to BEAT.  A significant portion of our BEAT liability is contractually reimbursable by our customers due to a change‑in‑law provision in certain drilling contracts.  In the year ended December 31, 2017,  we recognized income tax expense of $66 million with a corresponding decrease to our net deferred tax assets to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent.

As of December 31, 2018, our consolidated cumulative loss recognized over the recent three‑year period, primarily due to losses on impairment and disposal of assets, represented significant objective negative evidence for our evaluation of our deferred tax assets.  Although such evidence has limited our ability to consider other subjective evidence, we analyze each jurisdiction separately.  We consider objective evidence, such as contract backlog activity in jurisdictions in which we have profitable contracts.  If estimated future taxable

-  32  -

income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the year ended December 31, 2018, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the United Kingdom (“U.K.”) and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Year ended December 31, 2017 compared to the year ended December 31, 2016

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended
	December 31,
	2017	2016	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	8,499	10,443	(1,944)	(19)%
Average daily revenue	$321,300	$353,500	$(32,200)	(9)%
Revenue efficiency	96%	98%
Rig utilization	48%	48%

Contract drilling revenues	$2,731	$3,705	$(974)	(26)%
Other revenues	242	456	(214)	(47)%
	2,973	4,161	(1,188)	(29)%
Operating and maintenance expense	(1,389)	(1,901)	512	27%
Depreciation expense	(832)	(893)	61	7%
General and administrative expense	(156)	(172)	16	9%
Loss on impairment	(1,498)	(93)	(1,405)	nm
Gain (loss) on disposal of assets, net	(1,603)	4	(1,607)	nm
Operating income (loss)	(2,505)	1,106	(3,611)	nm
Other income (expense), net
Interest income	43	20	23	nm
Interest expense, net of amounts capitalized	(491)	(409)	(82)	(20)%
Gain (loss) on retirement of debt	(55)	148	(203)	nm
Other, net	5	69	(64)	(93)%
Income (loss) before income tax expense	(3,003)	934	(3,937)	nm
Income tax expense	(94)	(107)	13	12%
Net income (loss)	$(3,097)	$827	$(3,924)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the following: (a) approximately $600 million resulting from a greater number of rigs idle or stacked, (b) approximately $450 million resulting from rigs sold or classified as held for sale, (c) approximately $255 million resulting from lower dayrates and (d) approximately $45 million resulting from decreased revenue efficiency.  These decreases were partially offset by the following increases: (a) approximately $325 million resulting from our four newbuild ultra‑deepwater drillships that commenced operations in the two‑year period ended December 31, 2017 and (b) approximately $65 million resulting from the reactivation of two rigs.

Other revenues decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to the following: (a) $196 million resulting from drilling contracts early terminated or cancelled by our customers, and (b) $18 million resulting from reimbursable items.

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

-  33  -

reduced onshore costs and (d) approximately $75 million resulting from reduced offshore costs.  These decreases were partially offset by the following increases: (a) approximately $75 million resulting from our four newbuild ultra‑deepwater drillships that commenced operations in the two‑year period ended December 31, 2017 and (b) approximately $30 million resulting from cost recoveries from insurance associated with the Macondo well incident in the year ended December 31, 2016 with no comparable activity in the year ended December 31, 2017.

Depreciation expense decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the following: (a) approximately $82 million resulting from rigs sold or classified as held for sale and (b) approximately $22 million primarily resulting from the retirement or full depreciation of certain assets.  These decreases were partially offset by an increase of approximately $50 million primarily resulting from our newbuild ultra‑deepwater drillships placed into service in the two‑year period ended December 31, 2017.

General and administrative expense decreased for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the following: (a) approximately $10 million of reduced personnel costs and (b) approximately $4 million of reduced professional fees.

Loss on impairment or disposal of assets—In the year ended December 31, 2017, we recognized losses related to the following: (a) $1.4 billion associated with the impairment of certain assets classified as held for sale and (b) $94 million associated with the impairment of our midwater floater asset group.    In the year ended December 31, 2016, we recognized losses related to the following: (a) $52 million associated with the impairment of our deepwater floater asset group and (b) $41 million associated with the impairment of certain assets classified as held for sale.

In the year ended December 31, 2017, loss on disposal of assets was primarily due to the sale of 10 high‑specification jackups and novation of the contracts relating to the construction of five high‑specification jackups, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the following: (a) approximately $168 million resulting from new debt issued in the two‑year period ended December 31, 2017, (b) approximately $63 million resulting from reduced interest costs capitalized for our newbuild ultra‑deepwater drillships that commenced operations during the two‑year period ended December 31, 2017 and (c) approximately $13 million resulting from downgrades to the credit rating for our senior unsecured long-term debt.  Partially offsetting these increases was a decrease of approximately $160 million resulting from debt retired during the two‑year period ended December 31, 2017.

Loss on retirement of debt in the year ended December 31, 2017 resulted primarily from the following: (a) an aggregate loss of $48 million resulting from the retirement of notes validly tendered in the 2017 Tender Offers and (b) an aggregate loss of $7 million resulting from debt redemptions and repurchases.  Gain on retirement of debt in the year ended December 31, 2016 resulted primarily from the following: (a) an aggregate net gain of $104 million resulting from the retirement of notes validly tendered in cash tender offers completed August 1, 2016 (the “2016 Tender Offers”) and (b) an aggregate net gain of $44 million resulting from the retirement of notes repurchased in the open market.

Other income, net, decreased in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to (a) $33 million of reduced income associated with our dual‑activity patent and (b) $25 million of reduced income associated with the non‑service component of net periodic benefit costs.

Income tax expense—In the years ended December 31, 2017 and 2016, our effective tax rate was (3.1) percent and 11.5 percent, respectively, based on income before income tax expense.  Our effective tax rate decreased primarily due to losses on impairment and disposal of assets with no tax benefit.  In the years ended December 31, 2017 and 2016, the effect of the various discrete period tax items represented a net tax benefit of $37 million and $50 million, respectively.  In the year ended December 31, 2017, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years, valuation allowances on deferred tax assets not expected to be realized, remeasurement of the U.S. deferred tax assets for a tax rate change as a result of the enactment of the 2017 Tax Act and deductions related to resolution of certain litigation matters related to Macondo well incident.  In the year ended December 31, 2016, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years and valuation allowances on deferred tax assets for losses not expected to be realized.  In the years ended December 31, 2017 and 2016, our effective tax rate, excluding discrete items, was 95.2 percent and 18.5 percent, respectively, based on income before income tax expense.  Our effective tax rate increased in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to the following: (a) changes in the relative blend of income from operations in certain jurisdictions and (b) valuation allowances on deferred tax assets for losses not expected to be realized.

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

-  34  -

income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the year ended December 31, 2017, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the particular taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Liquidity and Capital Resources

Sources and uses of cash

At December 31, 2018, we had $2.2 billion in unrestricted cash and cash equivalents and $429 million in restricted cash and cash equivalents.  In the year ended December 31, 2018, our primary sources of cash were as follows: (1) net cash proceeds from the issuance of debt, (2) net cash provided by operating activities and (3) proceeds from maturities of unrestricted and restricted short‑term investments.  Our primary uses of cash were as follows: (a) repayments of debt, (b) cash paid in business combinations, net of cash acquired, (c) capital expenditures, primarily associated with our newbuild construction projects, (d) deposits into restricted short‑term investments, (e) investments in unconsolidated affiliates, and (e) payments to terminate certain derivative instruments assumed in the Songa acquisition.

	Years ended
	December 31,
	2018	2017	Change
	(In millions)
Cash flows from operating activities
Net loss	$(2,003)	$(3,097)	$1,094
Non-cash items, net	2,432	4,173	(1,741)
Changes in operating assets and liabilities, net	129	94	35
	$558	$1,170	$(612)

Net cash provided by operating activities decreased primarily due to the following: (i)  proceeds of $408 million received from customers for early terminations or cancellations of drilling contracts in the year ended December 31, 2017 with no comparable activity in the current year and (ii) increased cash used in our operations, including for increased cash interest payments and three rig reactivations.

	Years ended
	December 31,
	2018	2017	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(184)	$(497)	$313
Proceeds from disposal of assets, net	43	350	(307)
Cash paid in business combinations, net of cash acquired	(883)	—	(883)
Investment in unconsolidated affiliates	(107)	—	(107)
Proceeds from (deposits to) unrestricted and restricted short-term investments, net	334	(450)	784
Other, net	—	10	(10)
	$(797)	$(587)	$(210)

Net cash used in investing activities increased primarily due to the following: (i) cash used in business combinations, net of cash acquired, with no comparable activity in the year ended December 31, 2017, (ii) reduced net proceeds from disposal of assets and (iii) cash used to invest in unconsolidated joint venture companies, including one that was established to construct and own the harsh environment semisubmersible Transocean Norge with no comparable activity in the year ended December 31, 2017, partially offset by (iv) increased proceeds from maturities of unrestricted and restricted short‑term investments, net of deposits, and (v) reduced capital expenditures, primarily associated with our major construction projects.

-  35  -

	Years ended
	December 31,
	2018	2017	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	$2,054	$1,144	$910
Repayments of debt	(2,105)	(2,284)	179
Proceeds from investments restricted for financing activities	26	102	(76)
Payments to terminate derivative instruments	(92)	—	(92)
Other, net	(30)	(3)	(27)
	$(147)	$(1,041)	$894

Net cash used in financing activities decreased primarily due to the following: (i) increased net cash proceeds from the issuance of the 7.25% Senior Notes and the 2018 Senior Secured Notes in the current year compared to net cash proceeds from the issuance of the 5.52% senior secured notes due May 2022 (the “5.52%Senior Secured Notes”) and the 7.50% senior unsecured notes due January 2026 (the “7.50% Senior Notes”) in the prior year and (ii) decreased cash used to repay debt, primarily associated with the 2017 Tender Offers in the year ended December 31, 2017 compared to cash used to repay debt, primarily associated with debt assumed in the Songa acquisition, in the year ended December 31, 2018, partially offset by (iii) cash used to settle and terminate certain derivative instruments acquired in the Songa acquisition in the year ended December 31, 2018 with no comparable activity in the prior year and (iv) decreased cash proceeds from investments restricted for financing activities.

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

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”) is below investment grade.  Such Debt Rating has caused us to experience increased fees and interest rates under agreements governing certain of our senior notes.  Further downgrades may affect or limit our ability to access debt markets in the future.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

Our internally generated cash flows are directly related to our business and the market sectors in which we operate.  If the drilling market were to deteriorate, or if we were to experience poor results in our operations, cash flows from operations may be reduced.  We have, however, continued to generate positive cash flows from operating activities over recent years and expect that such cash flows will continue to be positive over the next year.

Business combinations—On December 5, 2018, we acquired Ocean Rig in a merger transaction, and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million shares and made an aggregate cash payment of $1.2 billion.

On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares and issued $863 million aggregate principal amount of Exchangeable Bonds as further described below.

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

-  36  -

the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our capital lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At February 11, 2019, we had no borrowings outstanding, $27 million of letters of credit issued, and we had $1.0 billion of available borrowing capacity under the Secured Credit Facility.  See Notes to Consolidated Financial Statements—Note 8—Debt and Note 13—Commitments and Contingencies—Global Marine litigation.

Investments in unconsolidated affiliates—In the year ended December 31, 2018, we made an aggregate cash investment of $107 million in unconsolidated affiliates, including an initial investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited (“Orion”), a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  In January 2019, we made an additional $59 million contribution to Orion, and we agreed to contribute $33 million in January 2020.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  Additionally, we invested $16 million in other companies involved in researching and developing technology to improve automation in drilling and other activities.

Debt issuances—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875 Senior Secured Notes”), and we received aggregate cash proceeds of $538 million, net of issue costs.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rig Deepwater Poseidon to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 6.875 Senior Secured Notes at any time prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after February 1, 2022, at specified redemption prices.

On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% Senior Notes, and we received aggregate cash proceeds of $735 million, net of issue costs.  We may redeem all or a portion of the 7.25% Senior Notes at any time prior to November 1, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after November 1, 2021, at specified redemption prices.

In July 2018, we issued $750 million aggregate principal amount of the 5.875% Senior Secured Notes and $600 million aggregate principal amount of the 6.125% Senior Secured Notes, and we received aggregate cash proceeds of $733 million and $586 million, respectively, net of discount and issue costs.  The indentures that govern the 2018 Senior Secured Notes contain covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs Transocean Enabler,  Transocean Encourage and Deepwater Pontus to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 2018 Senior Secured Notes at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount without a make‑whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.

In connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of the 0.50% exchangeable senior bonds due January 2023 as partial consideration for the acquisition of the acquired Songa shares and partial settlement of certain Songa indebtedness.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. under certain circumstances at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment due to the occurrence of certain events.

On October 17, 2017, we issued $750 million aggregate principal amount of 7.50% Senior Notes, and we received aggregate cash proceeds of $742 million, net of issue costs.  We may redeem all or a portion of the 7.50% Senior Notes at any time prior to January 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after January 15, 2021, at specified redemption prices.

On May 5, 2017, we issued $410 million aggregate principal amount of the 5.52% Senior Secured Notes, and we received aggregate cash proceeds of $403 million, net of issue costs.  The note purchase agreement that governs the 5.52% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate Deepwater Conqueror to declare or pay dividends to affiliates.  We will be required to redeem or to offer to redeem the notes at a price equal to 100 percent of the aggregate principal amount, and, under certain circumstances, the payment of a make‑whole amount, upon the occurrence of certain events related to Deepwater Conqueror and the related drilling contract.

Debt assumptions and repayments—In connection with the Songa acquisition, we assumed rights and obligations under credit agreements establishing two senior secured term loan facilities (the “Senior Secured Term Loans”) and a subscription agreement establishing a junior secured bond facility (the “Junior Secured Bonds”).  The credit agreements and subscription agreement for the assumed debt contained change of control clauses, for which we received waivers from the lenders that were scheduled to expire on August 31, 2018.  On February 12, 2018, we served notice of our intent to call the Junior Secured Bonds.  In the year ended December 31,

-  37  -

2018, we made an aggregate cash payment of $1.4 billion and $171 million to repay the borrowings under the Senior Secured Term Loans and the Junior Secured Bonds, respectively, and terminated the underlying agreements.

In connection with the Songa acquisition, we assumed the indebtedness related to two bond loans (together, the “Bond Loans”), previously publicly traded on the Oslo stock exchange, and on March 14, 2018, we made a cash payment of NOK 345 million, equivalent to $44 million, to repay the Bond Loans.  We also assumed the rights and obligations under a credit agreement, which was due to expire on March 31, 2018, for a secured borrowing facility.  On February 2, 2018, we made a cash payment of $23 million to repay the borrowings outstanding under the secured borrowing facility and terminated the underlying credit agreement.

Debt tender offers—On February 5, 2019, we completed the 2019 Tender Offers to purchase for cash up to $700 million aggregate purchase price of the 2019 Tendered Notes, subject to the terms and conditions specified in the related offer to purchase.  In January and February 2019, as a result of the 2019 Tender Offers, we made an aggregate cash payment of $521 million to settle the validly tendered 2019 Tendered Notes.

On July 11, 2017, we completed the 2017 Tender Offers to purchase for cash up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  We received valid tenders from holders of $1.2 billion aggregate principal amount of the 2017 Tendered Notes, and we made an aggregate cash payment of $1.3 billion to settle the 2017 Tendered Notes.

Debt redemptions, repurchases and other repayments—In the year ended December 31, 2018, we repurchased in the open market $95 million aggregate principal amount of our debt securities for an aggregate cash payment of $95 million.  In the year ended December 31, 2017, we repurchased in the open market $156 million aggregate principal amount of our debt securities for an aggregate cash payment of $157 million.

In November 2017, we redeemed the outstanding 6.00% Senior Notes due March 2018 and the 7.375% Senior Notes due April 2018 with aggregate principal amounts of $319 million and $82 million, respectively, and we made an aggregate cash payment of $407 million.

Debt scheduled maturities—On the scheduled maturity date of October 16, 2017, we made a cash payment of $152 million to repay the outstanding 2.50% Senior Notes due October 2017, at a price equal to 100 percent of the aggregate principal amount.

Derivative instruments—In connection with the Songa acquisition, we acquired certain currency swaps that were denominated in Norwegian kroner.  In February 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee (the “PSC”), we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees.  In exchange for these payments, the two classes of plaintiffs agreed to release all respective claims against us.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account established by the MDL Court for the settlement.  In November 2017, the MDL Court released $25 million from the escrow account for payment of attorneys’ fees.  In November 2018, the MDL Court released $58 million from the escrow account as the first installment to the plaintiffs.  As of February 11, 2019, the aggregate balance of our escrow account was $156 million.  We expect the remaining funds to be released in March 2019.

Pursuant to a cooperation guilty plea agreement by and among the U.S. Department of Justice (“DOJ”) and certain of our affiliates, which was accepted by the court on February 14, 2013, we agreed to pay a criminal fine of $100 million and to consent to the entry of an order requiring us to pay $150 million each to the National Fish & Wildlife Foundation and the National Academy of Sciences.  In the year ended December 31, 2017, we made the final scheduled cash payment of $60 million.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At February 11, 2019, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Shareholder Matters.”

-  38  -

Contractual obligations—At December 31, 2018, our contractual obligations stated at face value, were as follows:

		For the years ending December 31,
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in millions)
Contractual obligations
Debt	$9,583	$354	$1,337	$3,084	$4,808
Interest on debt	4,875	623	1,157	920	2,175
Capital lease obligation (a)	765	72	143	143	407
Operating lease obligations	204	18	27	24	135
Purchase obligations	1,882	932	950	—	—
Service agreement obligations (b)	1,189	106	238	248	597
Total (c)	$18,498	$2,105	$3,852	$4,419	$8,122

(a)	Includes scheduled installments of principal and imputed interest on our capital lease obligation.
(b)

We have long‑term service agreements with certain original equipment manufacturers to provide services and parts related to our pressure control systems, thrusters, top drives and other equipment.  The future payments required under our service agreements were estimated based on our projected operating activity and may vary based on actual operating activity.

(c)

As of December 31, 2018, our defined benefit pension and other postemployment plans represented an aggregate liability of $362 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.  The carrying amount of this liability is affected by net periodic benefit costs, funding contributions, participant demographics, plan amendments, significant current and future assumptions, and returns on plan assets.  Due to the uncertainties resulting from these factors and since the carrying amount is not representative of future liquidity requirements, we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 12—Postemployment Benefit Plans.

As of December 31, 2018, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of $514 million.  Although a portion of these might settle or reverse in the coming year, there is a high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Other commercial commitments—We have other commercial commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commercial commitments include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  Standby letters of credit are issued under various committed and uncommitted credit lines, some of which require cash collateral.  At December 31, 2018, the aggregate cash collateral held by banks for letters of credit was $5 million.  The obligations that are the subject of these standby letters of credit and surety bonds are primarily geographically concentrated in Brazil and India.  Obligations under these standby letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement.

At December 31, 2018, these obligations stated in U.S. dollar equivalents and their time to expiration were as follows:

		For the years ended December 31,
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
	(in millions)
Other commercial commitments
Standby letters of credit	$31	$22	$5	$3	$1
Surety bonds	84	37	—	47	—
Total	$115	$59	$5	$50	$1

We have established a wholly owned captive insurance company to insure various risks of our operating subsidiaries.  Access to the cash and cash equivalents of the captive insurance company may be limited due to local regulatory restrictions.  At December 31, 2018, the captive insurance company held cash and cash equivalents of $241 million, and such balance is expected to range from $50 million to $265 million through December 31, 2019.  The balance of actual cash and cash equivalents held by the captive insurance company varies, depending on the premiums paid to the captive insurance company and the timing and number of claims or dividends paid by the captive insurance company.

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

-  39  -

On December 5, 2018, we completed our acquisition of Ocean Rig in a merger transaction.  In connection with the Ocean Rig acquisition, we acquired (i) 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters, and (ii) the contracts relating to the construction of two ultra‑deepwater drillships.  On January 30, 2018, we completed our acquisition of an approximate 97.7 percent ownership interest in Songa, and on March 28, 2018, we acquired the remaining shares not owned by us, and as a result, Songa became our wholly owned subsidiary.  In connection with the Songa acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Notes to Consolidated Financial Statements—Note 4—Business Combinations.

We hold a 33.0 percent interest in Orion Holdings (Cayman) Limited, a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  In May 2018 and January 2019, we made an aggregate cash investment of $91 million and $59 million, respectively.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  The Moss Maritime CS60 design is considered among the most capable newbuild semisubmersibles in the world.  We expect to operate the rig, through one of our wholly owned subsidiaries, under a six-well drilling contract that is expected to commence in July 2019.  See Notes to Consolidated Financial Statements—Note 1—Business.

In the years ended December 31, 2018 and 2017, we made capital expenditures of $184 million and $497 million, respectively, including $75 million and $397 million, respectively, for our major construction projects.  As of December 31, 2018, the historical and projected capital expenditures, capitalized interest and other cash or non‑cash capital additions for our ongoing major construction projects were as follows:

	Total costs
	through
	December 31,	For the years ending December 31,
	2018	2019	2020	2021	Total
	(In millions)
Ocean Rig Santorini (a)	—	455	—	—	455
Ultra-Deepwater drillship TBN1 (b)	293	65	527	—	885
Ocean Rig Crete (a)	—	12	613	—	625
Ultra-Deepwater drillship TBN2 (c)	216	106	622	106	1,050
Total	$509	$638	$1,762	$106	$3,015

(a)

Ocean Rig Santorini and Ocean Rig Crete, two ultra‑deepwater drillships under construction at Samsung Heavy Industries Co., Ltd. shipyard in South Korea, do not yet have drilling contracts and are expected to be delivered in the third quarter of 2019 and the third quarter of 2020, respectively.  Included in the above table, upon delivery of Ocean Rig Santorini and Ocean Rig Crete in the third quarter of 2019 and third quarter of 2020, respectively, our expected remaining obligations to the shipyard will be $360 million and $520 million, respectively.  The shipyard has agreed to finance the expected remaining obligations at an interest rate of three percent per annum, payable semiannually, with principal due at maturity in June 2023 and January 2024, respectively.

(b)

Our unnamed ultra‑deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore does not yet have a drilling contract and is expected to be delivered in the second quarter of 2020.

(c)

Our unnamed ultra‑deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore is expected to commence operations in the fourth quarter of 2021.  The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer, Chevron.

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales and financing arrangements with banks or other capital providers.  We also have available credit under our Secured Credit Facility (see “—Sources and uses of liquidity”).  Economic conditions could impact the availability of these sources of funding.

Dispositions—From time to time, we may review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the years ended December 31, 2018, 2017 and 2016, we identified eight, seven and seven such drilling units, respectively, that we have sold or intend to sell for scrap value.  In February 2019, we committed to plans to sell two additional drilling units for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

During the year ended December 31, 2018, we completed the sale of six ultra‑deepwater floaters, one deepwater floater and one midwater floater, along with related assets, and we received net cash proceeds of $36 million.  On May 31, 2017, we completed the sale of 10 high‑specification jackups and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the year ended December 31, 2017, as a result of this transaction, we received aggregate net cash proceeds of

-  40  -

$319 million.  During the year ended December 31, 2017, we completed the sale of one ultra‑deepwater floater and three midwater floaters, along with related assets, and we received net cash proceeds of $22 million.

Off‑Balance Sheet Arrangements

Orion Holdings (Cayman) Limited is an unconsolidated affiliate formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  In January 2019, we made an additional $59 million contribution and we agreed to make another $33 million contribution in January 2020.  Orion Holdings (Cayman) Limited may enter into financing arrangements to fund its capital requirements for the construction of the newbuild unit.

Related Party Transactions

As of December 31, 2018, we did not have any material related party transactions that were not in the ordinary course of business.

Other Matters

Regulatory matters

Consent Decree—Under the civil consent decree (the “Consent Decree”), which resolved the claim by the U.S. for civil penalties under the Clean Water Act, we agreed to undertake certain actions, including enhanced safety and compliance actions when operating in U.S. waters.  We also agreed to pay, and have satisfied our obligations to pay, civil penalties of $1.0 billion plus interest.  The Consent Decree requires us to submit and make publicly available certain plans, reports and other submissions.  One such plan is a performance plan approved on January 2, 2014, that contains, among other things, interim milestones for actions in specified areas and schedules for reports required under the Consent Decree.  Additionally, as required, we retained an independent auditor to review and report to the DOJ our compliance with the Consent Decree and an independent process safety consultant to review, report and assist with the process safety requirements of the Consent Decree.  On January 2, 2019, as permitted under the Consent Decree, we submitted an official termination request to the U.S.  On February 6, 2019, the U.S. submitted a joint stipulation and proposed order (the “Order”) to terminate the Consent Decree to the U.S. District Court for the Eastern District of Louisiana (the “Court”), and on February 13, 2019, the Court entered the Order.  Accordingly, the Consent Decree is terminated and has no further force or effect on the Company.

Other regulatory matters—In addition, we occasionally receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.

See Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies.

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We file federal and local tax returns in several jurisdictions throughout the world.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

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

-  41  -

the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Income taxes—We are a Swiss corporation, operating through our various subsidiaries in a number of countries throughout the world.  We provide for income taxes based on the tax laws and rates in the countries in which we operate and earn income.  The relationship between the provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period because the countries in which we operate have taxation regimes that vary with respect to the nominal tax rate and the availability of deductions, credits and other benefits.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Variations also arise when income earned and taxed in a particular country or countries fluctuates from year to year.

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

We establish liabilities for estimated tax exposures in our jurisdictions of operation, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest.  Such tax exposures include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within these tax jurisdictions or by judicial means.  At December 31, 2018 and 2017, the liability for estimated tax exposures in our jurisdictions of operation was approximately $514 million and $309 million, respectively.

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

We do not provide for taxes on unremitted earnings of subsidiaries when we consider such earnings to be indefinitely reinvested.  We recognize deferred taxes related to the earnings of certain subsidiaries that we do not consider to be indefinitely reinvested or that will not be indefinitely reinvested in the future.  If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions.  If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments to our deferred tax balances could have a material effect on our consolidated statement of financial position, results of operations or cash flows.  If we were to distribute from the unremitted earnings of these subsidiaries, we could be subject to taxes payable to various jurisdictions.

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

The 2017 Tax Act imposes a one‑time transition tax on certain unremitted earnings and profits of our non‑U.S. subsidiaries that are owned by U.S. subsidiaries.  At December 31, 2017, we did not have the necessary information available, prepared and analyzed to develop a reasonable estimate of the transition tax.  In the year ended December 31, 2018, we completed our evaluation of the post‑1986 earnings and profits for the non-U.S. subsidiaries of our U.S. subsidiaries and determined the amount of those earnings held in cash and other assets necessary to determine the transition tax, and we recorded income tax expense of $103 million for estimated transition taxes and an income tax benefit of $16 million for the estimated effect on the utilization of foreign tax credits.  The transition tax had an effect on the utilization of our foreign tax credits and net operating losses generated in the U.S., which had an effect on our valuation allowance analysis related to those deferred tax assets.  Although we have completed our analysis and recorded the resulting impact of the 2017 Tax Act, the U.S. Congress or Treasury may introduce clarifications, modification or amendments that could cause us to make further adjustments in future periods.

We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.  During the years ended December 31, 2018 and 2017, in evaluating our projected realizability of deferred tax assets, we considered our consolidated cumulative

-  42  -

loss incurred over the recent three‑year period, which is primarily due to losses on impairment and disposal of assets, which has limited our ability to consider other subjective evidence, such as projected contract activity rather than contract backlog.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Business combinations—In connection with our acquisition of Songa and Ocean Rig, we applied the acquisition method of accounting.  Accordingly, we recorded the acquired assets and assumed liabilities at fair value and recognized goodwill to the extent the consideration transferred exceeded the fair value of the net assets acquired.  To the extent the fair value of the net assets acquired exceeded the consideration transferred, we recognize a bargain purchase gain.  We estimate the fair values of the acquired assets and assumed liabilities as of the acquisition date, and our estimates continue to be subject to adjustment based on our final assessments of the fair values of property and equipment, intangible assets, liabilities and our evaluation of tax positions and contingencies.  We will complete our final assessments of the fair values of the acquired assets and assumed liabilities and our final evaluations of uncertain tax positions and contingencies within one year of the acquisition date.

Our estimates of fair value of property and equipment and contract intangibles require us to use significant unobservable inputs, representative of a Level 3 fair value measurement, such as future commodity prices, projected demand for our services, rig utilization, dayrates, remaining useful lives of the rigs and discount rates.  We also consider a sales comparison approach from the perspective of potential buyers and sellers of comparable assets.  The valuation of a rig and our estimate of the remaining useful life can also vary based on the rig design, condition and particular equipment configuration.  We estimate the fair value of drilling contracts by comparing the contractual dayrates over the remaining firm contract term and option periods relative to the projected market dayrates as of the acquisition date.  We estimate the fair value of construction contracts by comparing the contractual future payments and terms relative to the market payments and terms as of the acquisition date.  It can be difficult to determine the fair value based on the cyclicality of our business, demand for offshore drilling rigs in different markets and changes in economic conditions.  See Notes to Consolidated Financial Statements—Note 4—Business Combinations.

Property and equipment—The carrying amount of property and equipment is subject to various estimates, assumptions, and judgments related to capitalized costs, useful lives and salvage values and impairments.  At December 31, 2018 and 2017, the carrying amount of our property and equipment was $20.4 billion and $17.4 billion, respectively, representing 80 percent and 78 percent, respectively, of our total assets.

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

Useful lives and salvage values—We depreciate our assets using the straight‑line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions, and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long‑term impact of those upgrades on future marketability.  At December 31, 2018, a hypothetical one‑year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $40 million and a hypothetical one‑year decrease would cause an increase in our annual depreciation expense of approximately $64 million.

Long‑lived asset impairment—We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable or when carrying amounts of assets held for sale exceed fair value less cost to sell.  Potential impairment indicators include rapid declines in commodity prices and related market conditions, declines in dayrates or utilization, cancellations of contracts or credit concerns of multiple customers.  During periods of oversupply, we may idle or stack rigs for extended periods of time or we may elect to sell certain rigs for scrap, which could be an indication that an asset group may be impaired since supply and demand are the key drivers of rig utilization and our ability to contract our rigs at economical rates.  Our rigs are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may move rigs from an oversupplied market sector to a more lucrative and undersupplied market sector when it is economical to do so.  Many of our contracts generally allow our customers to relocate our rigs from one geographic region to another, subject to certain conditions, and our customers utilize this capability to meet their worldwide drilling requirements.  Accordingly, our rigs are considered to be interchangeable within classes or asset groups, and we evaluate impairment by asset group.  We consider our asset groups to be ultra‑deepwater floaters, harsh environment floaters and midwater floaters.

We assess recoverability of assets held and used by projecting undiscounted cash flows for the asset group being evaluated.  When the carrying amount of the asset group is determined to be unrecoverable, we recognize an impairment loss, measured as the

-  43  -

amount by which the carrying amount of the asset group exceeds its estimated fair value.  To estimate the fair value of each asset group, we apply a variety of valuation methods, incorporating income, market and cost approaches.  We may weigh the approaches, under certain circumstances, when relevant data is limited, when results are inconclusive or when results deviate significantly.  Our estimate of fair value generally requires us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the long-term future performance of our asset groups, such as projected revenues and costs, dayrates, rig utilization and revenue efficiency.  These projections involve uncertainties that rely on assumptions about demand for our services, future market conditions and technological developments.  Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used to estimate fair value and significant unanticipated changes to the assumptions could materially alter an outcome that could otherwise result in an impairment loss.  Given the nature of these evaluations and their application to specific asset groups and specific time periods, it is not possible to reasonably quantify the impact of changes in these assumptions.

In the year ended December 31, 2017, we recognized a loss of $94 million ($93 million, net of tax) associated with the impairment of the midwater floater asset group.  In the year ended December 31, 2016, we recognized a loss of $52 million, which had no tax effect, associated with the impairment of the deepwater floater asset group.  In the years ended December 31, 2018, 2017 and 2016, we recognized a loss of $999 million, $1.4 billion and $41 million, respectively, associated with the impairment of assets that we determined were impaired at the time we classified such assets as assets held for sale.  See Notes to Consolidated Financial Statements—Note 6—Drilling Fleet.

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

We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  As of December 31, 2018 and 2017, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $158 million and $219 million, respectively, recorded in other current liabilities, the majority of which is related to our settlement with the PSC.  See Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies.

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

To estimate the fair value of our reporting unit, we apply a variety of valuation methods, incorporating the income, market and cost approaches.  We estimate fair value using discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our contract drilling services reporting unit, which are based on estimated future dayrates and rig utilization, we consider key factors, including assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount projected cash flows using a long‑term weighted‑average cost of capital, which is based on our estimate of the investment returns that market participants would require for our reporting unit.  To develop the publicly traded company multiples, we gather available market data for companies with operations similar to our reporting unit and publicly available information for recent acquisitions in the marketplace.  We may weigh the approaches, under certain circumstances, when a single approach produces inconclusive results or when results from multiple approaches deviate significantly.

Our estimates of fair value require us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig utilization and dayrates.  Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used in a reporting unit’s fair value calculations could result in an estimate that is significantly below its carrying amount, which may indicate its goodwill is impaired.  In the year ended December 31, 2018, as a result of an interim goodwill test, we recognized an aggregate loss of $462 million, which had no tax effect, associated with the impairment of the full balance of our

-  44  -

goodwill.  See Notes to Consolidated Financial Statements—Note 3—Accounting Standards Updates, Note 4—Business Combinations and Note 7—Goodwill and Other Intangibles.

Accounting Standards Updates

For a discussion of the new accounting standards updates that have had or are expected to have an effect on our consolidated financial statements, see Notes to Consolidated Financial Statements—Note 3—Accounting Standards Updates.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk —We are exposed to interest rate risk, primarily associated with our long‑term debt, including current maturities.  The following table presents the nominal amounts and related weighted‑average interest rates of our long‑term debt instruments by contractual maturity date for the years ending December 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$386	$680	$730	$740	$2,427	$5,131	$10,094	$9,212
Average interest rate	6.35%	6.41%	7.26%	6.13%	5.67%	7.21%

_______________________________

(a)	Expected maturity amounts are based on the face value of debt.

At December 31, 2018 and 2017, the fair value of our debt, presented above was $9.2 billion and $7.5 billion, respectively.  During the year ended December 31, 2018, the fair value of our debt increased by $1.7 billion due to the following: (a) an increase of approximately $2.1 billion due to the issuance of Exchangeable Bonds and the 2018 Senior Secured Notes, (b) an increase of approximately $661 million due to the issuance of 7.25% Senior Notes, partially offset by (c) a decrease of $363 million due to the repayment of debt in scheduled installments and (d) a decrease of approximately $753 million due to changes in market prices for our outstanding debt.  See Notes to Consolidated Financial Statements—Note 8—Debt.

The majority of our cash equivalents is subject to variable interest rates or short‑term interest rates and such cash equivalents would earn commensurately higher rates of return if interest rates increase.

Currency exchange rate risk—We are exposed to currency exchange rate risk primarily associated with our international operations.  Our primary risk management strategy for currency exchange rate risk involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency.  The portion denominated in local currency is based on our anticipated local currency needs over the contract term.  Due to various factors, including customer contract terms, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary, resulting in exposure to currency exchange rate risk.  We may occasionally enter into forward exchange contracts to satisfy anticipated local currency needs.  The effect of fluctuations in currency exchange rates caused by our international operations generally has not had a material impact on our overall operating results.  See Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

-  45  -

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, as described in Internal Control‑Integrated Framework, as published in 2013.  On December 5, 2018, we completed our acquisition of Ocean Rig UDW Inc. (“Ocean Rig”).  Management has excluded Ocean Rig, which accounted for 11 percent of the Company’s total assets as of December 31, 2018, from its assessment of the effectiveness of the Company’s internal control over financial reporting.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

-  46  -

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Transocean Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Transocean Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ocean Rig, which is included in the 2018 consolidated financial statements of the Company and constituted 11 percent of total assets as of December 31, 2018.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Ocean Rig.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 19, 2019

-  47  -

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Houston, Texas

February 19, 2019

-  48  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2018	2017	2016

Contract drilling revenues	$3,018	$2,731	$3,705
Other revenues	—	242	456
	3,018	2,973	4,161
Costs and expenses
Operating and maintenance	1,799	1,389	1,901
Depreciation	818	832	893
General and administrative	188	156	172
	2,805	2,377	2,966
Loss on impairment	(1,464)	(1,498)	(93)
Gain (loss) on disposal of assets, net	—	(1,603)	4
Operating income (loss)	(1,251)	(2,505)	1,106

Other income (expense), net
Interest income	53	43	20
Interest expense, net of amounts capitalized	(620)	(491)	(409)
Gain (loss) on retirement of debt	(3)	(55)	148
Other, net	46	5	69
	(524)	(498)	(172)
Income (loss) before income tax expense	(1,775)	(3,003)	934
Income tax expense	228	94	107

Net income (loss)	(2,003)	(3,097)	827
Net income (loss) attributable to noncontrolling interest	(7)	30	49
Net income (loss) attributable to controlling interest	$(1,996)	$(3,127)	$778

Earnings (loss) per share
Basic	$(4.27)	$(8.00)	$2.08
Diluted	$(4.27)	$(8.00)	$2.08

Weighted-average shares outstanding
Basic	468	391	367
Diluted	468	391	367

See accompanying notes.

-  49  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2018	2017	2016

Net income (loss)	$(2,003)	$(3,097)	$827
Net income (loss) attributable to noncontrolling interest	(7)	30	49
Net income (loss) attributable to controlling interest	(1,996)	(3,127)	778

Components of net periodic benefit costs before reclassifications	6	—	(20)
Components of net periodic benefit costs reclassified to net income	5	21	8

Other comprehensive income (loss) before income taxes	11	21	(12)
Income taxes related to other comprehensive income (loss)	—	(28)	6
Other comprehensive income (loss)	11	(7)	(6)
Other comprehensive income attributable to noncontrolling interest	—	—	—
Other comprehensive income (loss) attributable to controlling interest	11	(7)	(6)

Total comprehensive income (loss)	(1,992)	(3,104)	821
Total comprehensive income (loss) attributable to noncontrolling interest	(7)	30	49
Total comprehensive income (loss) attributable to controlling interest	$(1,985)	$(3,134)	$772

See accompanying notes.

-  50  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2018	2017

Assets
Cash and cash equivalents	$2,160	$2,519
Short-term investments	—	450
Accounts receivable, net	604	596
Materials and supplies, net	474	418
Restricted cash accounts and investments	551	466
Other current assets	159	157
Total current assets	3,948	4,606

Property and equipment	25,811	22,693
Less accumulated depreciation	(5,403)	(5,291)
Property and equipment, net	20,408	17,402
Contract intangible assets	795	—
Deferred income taxes, net	66	47
Other assets	448	355
Total assets	$25,665	$22,410

Liabilities and equity
Accounts payable	$269	$201
Accrued income taxes	70	79
Debt due within one year	373	250
Other current liabilities	746	839
Total current liabilities	1,458	1,369

Long-term debt	9,605	7,146
Deferred income taxes, net	64	44
Other long-term liabilities	1,424	1,082
Total long-term liabilities	11,093	8,272

Commitments and contingencies
Redeemable noncontrolling interest	—	58

Shares, CHF 0.10 par value, 638,285,574 authorized, 143,754,246 conditionally authorized, 610,581,677 issued and 609,649,291 outstanding at December 31, 2018, and 417,060,033 authorized, 143,783,041 conditionally
authorized, 394,801,990 issued and 391,237,308 outstanding at December 31, 2017	59	37
Additional paid-in capital	13,394	11,031
Retained earnings (accumulated deficit)	(67)	1,929
Accumulated other comprehensive loss	(279)	(290)
Total controlling interest shareholders’ equity	13,107	12,707
Noncontrolling interest	7	4
Total equity	13,114	12,711
Total liabilities and equity	$25,665	$22,410

See accompanying notes.

-  51  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Years ended December 31,			Years ended December 31,
	2018	2017	2016	2018	2017	2016
	Quantity			Amount
Shares
Balance, beginning of period	391	389	364	$37	$36	$5,193
Issuance of shares under share-based compensation plans	3	2	1	—	1	—
Issuance of shares in acquisition transactions	216	—	24	22	—	2
Reduction of par value	—	—	—	—	—	(5,159)
Balance, end of period	610	391	389	$59	$37	$36

Additional paid-in capital
Balance, beginning of period				$11,031	$10,993	$5,736
Share-based compensation				45	41	42
Issuance of shares under share-based compensation plans				—	(1)	—
Issuance of shares in acquisition transactions				2,101	—	313
Equity component of convertible debt instruments				172	—	—
Acquisition of redeemable noncontrolling interest				53	—	—
Reduction of par value				—	—	5,159
Cancellation of shares held in treasury				—	—	(240)
Allocated capital for transactions with holders of noncontrolling interest				(3)	—	(18)
Other, net				(5)	(2)	1
Balance, end of period				$13,394	$11,031	$10,993

Treasury shares, at cost
Balance, beginning of period				$—	$—	$(240)
Cancellation of shares held in treasury				—	—	240
Balance, end of period				$—	$—	$—

Retained earnings (accumulated deficit)
Balance, beginning of period				$1,929	$5,056	$4,278
Net income (loss) attributable to controlling interest				(1,996)	(3,127)	778
Balance, end of period				$(67)	$1,929	$5,056

Accumulated other comprehensive loss
Balance, beginning of period				$(290)	$(283)	$(277)
Other comprehensive income (loss) attributable to controlling interest				11	(7)	(6)
Balance, end of period				$(279)	$(290)	$(283)

Total controlling interest shareholders’ equity
Balance, beginning of period				$12,707	$15,802	$14,690
Total comprehensive income (loss) attributable to controlling interest				(1,985)	(3,134)	772
Share-based compensation				45	41	42
Issuance of shares in acquisition transactions				2,123	—	315
Equity component of convertible debt instruments				172	—	—
Acquisition of redeemable noncontrolling interest				53	—	—
Allocated capital for transactions with holders of noncontrolling interest				(3)	—	(18)
Other, net				(5)	(2)	1
Balance, end of period				$13,107	$12,707	$15,802

Noncontrolling interest
Balance, beginning of period				$4	$3	$310
Total comprehensive income (loss) attributable to noncontrolling interest				(2)	1	26
Recognition of noncontrolling interest in business combination				33	—	—
Acquisition of noncontrolling interest				(31)	—	(321)
Distributions to holders of noncontrolling interest				—	—	(30)
Allocated capital for transactions with holders of noncontrolling interest				3	—	18
Balance, end of period				$7	$4	$3

Total equity
Balance, beginning of period				$12,711	$15,805	$15,000
Total comprehensive income (loss)				(1,987)	(3,133)	798
Share-based compensation				45	41	42
Issuance of shares in acquisition transactions				2,123	—	315
Equity component of convertible debt instruments				172	—	—
Recognition of noncontrolling interest in business combination				33	—	—
Acquisition of redeemable noncontrolling interest				53	—	—
Acquisition of noncontrolling interest				(31)	—	(321)
Distributions to holders of noncontrolling interest				—	—	(30)
Other, net				(5)	(2)	1
Balance, end of period				$13,114	$12,711	$15,805

See accompanying notes.

-  52  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2018	2017	2016

Cash flows from operating activities
Net income (loss)	$(2,003)	$(3,097)	$827
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	112	—	—
Depreciation	818	832	893
Share-based compensation expense	45	41	42
Loss on impairment	1,464	1,498	93
(Gain) loss on disposal of assets, net	—	1,603	(4)
(Gain) loss on retirement of debt	3	55	(148)
Deferred income tax expense (benefit)	(16)	89	68
Other, net	6	55	14
Changes in deferred revenues, net	(139)	33	219
Changes in deferred costs, net	34	54	72
Changes in other operating assets and liabilities, net	234	7	(96)
Net cash provided by operating activities	558	1,170	1,980

Cash flows from investing activities
Capital expenditures	(184)	(497)	(1,344)
Proceeds from disposal of assets, net	43	350	30
Cash paid in business combinations, net of cash acquired	(883)	—	—
Investment in unconsolidated affiliates	(107)	—	—
Proceeds from maturities of unrestricted and restricted short-term investments	507	—	—
Deposits into unrestricted and restricted short-term investments	(173)	(450)	—
Other, net	—	10	1
Net cash used in investing activities	(797)	(587)	(1,313)

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	2,054	1,144	2,401
Repayments of debt	(2,105)	(2,284)	(2,295)
Proceeds from investments restricted for financing activities	26	102	100
Payments to terminate derivative instruments	(92)	—	—
Distributions to holders of noncontrolling interest	—	—	(30)
Other, net	(30)	(3)	—
Net cash provided by (used in) financing activities	(147)	(1,041)	176

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(386)	(458)	843
Unrestricted and restricted cash and cash equivalents, beginning of period	2,975	3,433	2,590
Unrestricted and restricted cash and cash equivalents, end of period	$2,589	$2,975	$3,433

See accompanying notes.

-  53  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Overview—Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of December 31, 2018, we owned or had partial ownership interests in and operated a fleet of 50 mobile offshore drilling units, including 32 ultra‑deepwater floaters, 14 harsh environment floaters and four midwater floaters.  As of December 31, 2018, we were constructing (i) four additional ultra‑deepwater drillships and (ii) one additional harsh environment semisubmersible, in which we hold a partial ownership interest.

Business combinations—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”).  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares and $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”).  As a result of the acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  See Note 4—Business Combinations and Note 14—Equity.

On December 5, 2018, we acquired Ocean Rig UDW Inc., a Cayman Islands exempted company with limited liability (“Ocean Rig”), in a merger transaction, and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million shares and made an aggregate cash payment of $1.2 billion.  As a result of the acquisition, we acquired (i) 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters and (ii) the contracts relating to the construction of two ultra‑deepwater drillships.  See Note 4—Business Combinations, Note 14—Equity and Note 22—Subsequent Events.

Investment in unconsolidated affiliates—In the year ended December 31, 2018, we made an aggregate cash investment of $107 million in unconsolidated affiliates, including an initial investment of $91 million, representing a 33.0 percent interest, in Orion Holdings (Cayman) Limited (“Orion”), a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  We account for this investment, recorded in other assets, using the equity method of accounting.  The total purchase price for the rig, under construction at the Jurong Shipyard Pte Ltd. in Singapore, is $500 million.  We have agreed to make additional contributions of $59 million and $33 million to Orion in January 2019 and January 2020, respectively.  We expect to operate the rig, through one of our wholly owned subsidiaries, under a drilling contract that is expected to commence in July 2019.  Additionally, we invested $16 million in other companies, recorded in other assets using the cost method of accounting, that are involved in researching and developing technology to improve automation in drilling and other activities.

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

Fair value measurements—We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability.  Our valuation techniques require inputs that we categorize using a three‑level hierarchy, from highest to lowest level of observable inputs, as follows: (1) significant observable inputs, including unadjusted quoted prices for identical assets or liabilities in active markets (“Level 1”), (2) significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets (“Level 2”) and (3) significant unobservable inputs, including those that require considerable judgment for which there is little or no market data (“Level 3”).  When a valuation requires multiple input levels, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though we may have also utilized significant inputs that are more readily observable.

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for an investment in an unconsolidated entity if we have the ability to exercise significant influence over the entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for an investment in an entity if we do not have the ability to exercise significant influence over the unconsolidated entity.  We separately present

-  54  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

within equity on our consolidated balance sheets the ownership interests attributable to parties with noncontrolling interests in our consolidated subsidiaries, and we separately present net income attributable to such parties on our consolidated statements of operations.  See Note 14—Equity.

Business combinations—In connection with our acquisitions, we applied the acquisition method of accounting.  Accordingly, we recorded the acquired assets and assumed liabilities at fair value and recognized goodwill to the extent the consideration transferred exceeded the fair value of the net assets acquired.  To the extent the fair value of the net assets acquired exceeded the consideration transferred, we recognize a bargain purchase gain, recorded in other income, net.  We estimated the fair values of the acquired assets and assumed liabilities as of the date of the acquisition, and our estimates are subject to adjustment based on our ongoing assessments of the fair values of property and equipment, intangible assets, other assets and liabilities and our evaluation of tax positions and contingencies, which are ongoing.  We will complete our final assessments of the fair values of the acquired assets and assumed liabilities and our final evaluations of uncertain tax positions and contingencies within one year of the acquisition date.  See Note 4—Business Combinations.

Goodwill—We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of our reporting unit may have declined below its carrying value.  We test goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We determined that we have a single reporting unit for this purpose.  Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, as the result of our qualitative assessment, we determine that an impairment test is required, or, alternatively, if we elect to forgo the qualitative assessment, we record an impairment to goodwill to the extent the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.  In the year ended December 31, 2018, as a result of an interim goodwill test, we recognized an aggregate loss of $462 million, which had no tax effect, associated with the impairment of our goodwill.  See Note 3—Accounting Standards Updates, Note 4—Business Combinations and Note 7—Goodwill and Other Intangibles.

Contract intangibles—In connection with our acquisitions, we recognized drilling contract intangible assets related to the acquired drilling contracts for future contract drilling services and construction contract intangible liabilities related to the acquired shipyard contracts for the construction of two rigs.  The drilling contract intangible assets represent the amount by which the fixed dayrates of the acquired contracts were above the market dayrates that were available or expected to be available during the term of the contract for similar contracts, measured as of the acquisition date.  We recognize the amortization on a straight‑line basis over the expected remaining contract period as a reduction of contract drilling revenues.  The construction contract intangible liabilities resulting from the Ocean Rig acquisition represent the amount by which the remaining amounts due under the acquired contracts were above market construction rates for similar drilling units, measured as of the acquisition date.  We expect to recognize the construction contract intangible liabilities as reductions to the capitalized cost of the two rigs at the time we take delivery of the assets.  At December 31, 2018, the aggregate carrying amount of our drilling contract intangible assets and our construction contract intangible liabilities was $795 million and $132 million, respectively.  See Note 4—Business Combinations, Note 7—Goodwill and Other Intangibles and Note 13—Commitments and Contingencies.

Derivative instruments—We record derivatives on our consolidated balance sheet, measured at fair value.  We recognize the gains and losses associated with changes in the fair value of undesignated derivatives in current period earnings.  See Note 9—Derivative Instruments.

Revenue recognition—We recognize revenues earned under our drilling contracts based on variable dayrates, which range from a full operating dayrate to lower rates or zero rates for periods when drilling operations are interrupted or restricted, based on the specific activities we perform during the contract on an hourly, or more frequent, basis.  Such dayrate consideration is attributed to the distinct time period to which it relates within the contract term, and therefore, is recognized as we perform the services.  When the operating dayrate declines over the contract term, we recognize revenues on a straight‑line basis over the full contract period.  We recognize reimbursement revenues and the corresponding costs as we provide the customer‑requested goods and services, when such reimbursable costs are incurred while performing drilling operations.  Prior to performing drilling operations, we may receive pre‑operating revenues, on either a fixed lump‑sum or variable dayrate basis, for mobilization, contract preparation, customer‑requested goods and services or capital upgrades, which we recognize on a straight‑line basis over the estimated firm contract period.  We recognize losses for loss contracts as such losses are incurred.  We recognize revenues for demobilization or from contract terminations as we fulfill our obligations and all contingencies have been resolved.  To obtain contracts with our customers, we incur costs to prepare a rig for contract and deliver or mobilize a rig to the drilling location.  We defer pre‑operating costs, such as contract preparation and mobilization costs, and recognize such costs on a straight‑line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated firm period of drilling.

We elected to apply the optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.  See Note 5—Revenues.

-  55  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Share‑based compensation—To measure the fair values of granted or modified stock options, we use the Black‑Scholes‑Merton option‑pricing model and apply assumptions for the expected life, risk‑free interest rate, expected volatility and dividend yield.  To measure the fair values of granted or modified service‑based restricted share units, we use the market price of our shares on the grant date or modification date.  To measure the fair values of granted or modified performance‑based restricted share units subject to market factors, we use a Monte Carlo simulation model and, in addition to the assumptions applied for the Black‑Scholes‑Merton option‑pricing model, we use a risk neutral approach and an average price at the performance start date.  We recognize share‑based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non‑employee directors.  We recognize such compensation expense on a straight‑line basis over the service period through the date the employee or non‑employee director is no longer required to provide service to earn the award.  In the years ended December 31, 2018, 2017 and 2016, share‑based compensation expense was $45 million, $41 million and $42 million, respectively.  See Note 15—Share Based Compensation Plans.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  In the years ended December 31, 2018, 2017 and 2016, we capitalized interest costs of $37 million, $116 million and $176 million, respectively, for our construction work in progress.

Functional currency—We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  In the years ended December 31, 2018, 2017 and 2016, we recognized a net loss of $38 million, a net loss of $6 million and a net loss of $2 million, respectively, related to currency exchange rates.

Income taxes—We provide for income taxes based on the tax laws and rates in effect in the countries in which we operate and earn income.  We recognize the effect of changes in tax laws as of the date of enactment.  Effective January 1, 2018, we recognize potential global intangible low‑taxed income inclusions as a period cost.  There is little or no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits.  Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year.

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

We maintain liabilities for estimated tax exposures in our jurisdictions of operation, and we recognize the provisions and benefits resulting from changes to those liabilities in our income tax expense or benefit along with related interest and penalties.  Tax exposure items include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These tax exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to revise past estimates.  See Note 10—Income Taxes.

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

Short‑term investments—We periodically deposit unrestricted excess funds in time deposits and commercial paper with original maturities beyond three months.  Such short‑term investments are with commercial banks with high credit ratings.

Accounts receivable—We earn our revenues by providing our drilling services to international oil companies and government‑owned or government‑controlled oil companies.  We evaluate the credit quality of our customers on an ongoing basis, and we may occasionally require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts on a case‑by‑case basis, considering changes in the financial position of a customer, when we believe the required payment of specific amounts owed to us is unlikely to occur.  At December 31, 2018 and 2017, the allowance for doubtful accounts was less than $1 million.

Materials and supplies—We record materials and supplies at their average cost less an allowance for obsolescence.  We estimate the allowance for obsolescence based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2018 and 2017, the allowance for obsolescence was $134 million and $141 million, respectively.

-  56  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Restricted cash accounts and investments—We maintain restricted cash accounts and investments that are either pledged for debt service under certain bond indentures, as required under certain bank credit arrangements, or held in accounts that are subject to restrictions due to legislation, regulation or court order.  We classify such restricted cash accounts and investments in current assets if the restriction is expected to expire or otherwise be resolved within one year or if such funds are considered to offset liabilities that are properly classified as current liabilities.  At December 31, 2018, the aggregate carrying amount of our restricted cash accounts and investments was $552 million, of which $551 million and $1 million was classified in current assets and other assets, respectively.  At December 31, 2017, the aggregate carrying amount of our restricted cash accounts and investments was $489 million, of which $466 million and $23 million was classified in current assets and other assets, respectively. See Note 3—Accounting Standards Updates, Note 8—Debt, Note 13—Commitments and Contingencies and Note 18—Financial Instruments.

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  At December 31, 2018 and 2017, the aggregate carrying amount of our assets held for sale, recorded in other current assets, was $25 million and $22 million, respectively.  See Note 6—Drilling Fleet.

Property and equipment—The carrying amounts of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, are based on our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs.  These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations.  At December 31, 2018, the aggregate carrying amount of our property and equipment represented approximately 80 percent of our total assets.

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

The estimated original useful lives of our drilling units range from 30 to 35 years, our buildings and improvements range from two to 30 years and our machinery and equipment range from four to 20 years.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long‑term impact of those upgrades on future marketability.

Long‑lived asset impairment—We review the carrying amounts of long‑lived assets, principally property and equipment, for potential impairment when events occur or circumstances change that indicate that the carrying amount of such assets may not be recoverable.  For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization of the asset group under review.  We consider our asset groups to be ultra‑deepwater floaters, harsh environment floaters and midwater floaters.  When an impairment of one or more of our asset groups is indicated, we measure the impairment as the amount by which the asset group’s carrying amount exceeds its estimated fair value.  We measure the fair values of our contract drilling asset groups by applying a variety of valuation methods, incorporating a combination of cost, income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.  See Note 6—Drilling Fleet.

Pension and other postemployment benefit plans—We use a measurement date of January 1 for determining net periodic benefit costs and December 31 for determining plan benefit obligations and the fair values of plan assets.  We determine our net periodic benefit costs based on a market‑related value of assets that reduces year‑to‑year volatility by including investment gains or losses subject to amortization over a five‑year period from the year in which they occur.  We calculate investment gains or losses for this purpose as the difference between the expected return calculated using the market‑related value of assets and the actual return based on the market‑related value of assets.  If gains or losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize such gains or losses over the average expected future service period of the employee participants.

We measure our actuarially determined obligations and related costs for our defined benefit pension and other postemployment benefit plans, retiree life insurance and medical benefits, by applying assumptions, the most significant of which include long‑term rate of return on plan assets, discount rates and mortality rates.  For the long‑term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on historical experience and projected long‑term investment returns, and we weight the assumptions based on each plan’s asset allocation.  For the discount rate, we base our assumptions on a yield curve approach using Aa‑rated corporate bonds and the expected timing of future benefit payments.

-  57  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

At December 31, 2018 and 2017, our pension and other postemployment benefit plan obligations represented an aggregate liability of $362 million and $359 million, respectively, and an aggregate asset of $47 million and $17 million, respectively, representing the funded status of the plans.  In the years ended December 31, 2018, 2017 and 2016, aggregate net periodic benefit costs were income of $9 million, costs of $5 million and income of $11 million, respectively.  See Note 3—Accounting Standards Updates and Note 12—Postemployment Benefit Plans.

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

Reclassifications—We have made certain reclassifications to prior period amounts to conform with the current year’s presentation.  In our consolidated balance sheet as of December 31, 2017, we reclassified certain balances receivable from non‑customers, totaling $45 million, from accounts receivable, net, to other current assets.  Such reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Revenue from contracts with customers—Effective January 1, 2018, we adopted the accounting standards update that requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In our evaluation of the requirements, we determined that reimbursement revenues and contract early cancellation and termination fees were part of our single performance obligation, and we determined that reimbursement revenues should be recorded on a gross basis as the service is performed.  Our adoption, using the modified retrospective approach, for which we were not required to make any changes to the prior year presentation, did not have a material effect on our consolidated statements of financial position, operations or cash flows.

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

Statement of cash flows—Effective January 1, 2018, we adopted the accounting standards update that requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows.  Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our consolidated statements of cash flows, we removed the effect of proceeds from and deposits to restricted accounts from our cash flows provided by or used in operating, investing and financing activities, as applicable.  For the years ended December 31, 2018 and 2017, such changes did not have a material effect on our consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to consolidated financial statements.

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

Goodwill—Effective January 1, 2018, we early adopted the accounting standards update that simplifies the method for measuring the implied value of goodwill when performing a goodwill impairment test by performing a one‑step test, comparing the fair value of the reporting unit with its carrying amount.  The update eliminates the two‑step requirement to perform procedures to determine the fair value of assets and liabilities on the same basis as required in a business combination.  In the year ended December 31, 2018, we applied this simplified method in our interim goodwill test, and we recognized an aggregate loss of $462 million, which had no tax effect, associated with the full impairment of our goodwill.

-  58  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Recently issued accounting standards

Leases—Effective January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right to use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  In a recent update, targeted improvements were made that provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non‑lease components of revenues for presentation purposes.  We expect to elect the new optional transition method of adoption.  With respect to our drilling contracts, which could contain a lease component, we expect to apply the practical expedient and recognize revenues based on the service component, which we have determined is the predominant component of our contracts.  With respect to the lease arrangements under which we are the lessee as of December 31, 2018, we expect to recognize an aggregate lease liability of between $130 million and $140 million and a right‑of‑use asset of between $100 million and $110 million. We do not expect our adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

Other comprehensive income—Effective January 1, 2019, we will adopt the accounting standards update that allows for reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “2017 Tax Act”).  We expect to apply the permitted alternative and reclassify such stranded tax effects resulting from the 2017 Tax Act.  We do not expect our adoption to have a material effect on our consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to consolidated financial statements.

Financial instruments – credit losses—Effective no later than January 1, 2020, we will adopt the accounting standards update that requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings.  The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  We continue to evaluate the requirements and do not expect our adoption to have a material effect on our consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to consolidated financial statements.

Note 4—Business Combinations

Overview

During the year ended December 31, 2018, we completed the acquisitions of Songa and Ocean Rig.  On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  We believe the Songa acquisition strengthens our position as a leader in harsh environment and ultra‑deepwater drilling services by adding high value assets, including four high‑specification harsh environment floaters, supported by significant contract backlog, and strengthens our footprint in harsh environment operating areas.  The goodwill resulting from the business combination was attributed to synergies and intangible assets that did not qualify for separate recognition.  On December 5, 2018, we acquired Ocean Rig in a merger transaction.  We believe the Ocean Rig acquisition further strengthens our position as a leader in the ultra‑deepwater and harsh environment drilling services by adding additional high‑value assets, including nine ultra‑deepwater floaters and two harsh environment floaters, and the contracts relating to the construction of two ultra‑deepwater drillships (see Note 22—Subsequent Events).  In the year ended December 31, 2018 and 2017, in connection with these acquisitions, we incurred acquisition costs of $24 million and $4 million, respectively, recorded in general and administrative costs and expenses.

Pro forma combined operating results—We have included the operating results of Songa and Ocean Rig in our consolidated results of operations, commencing on the acquisition date, January 30, 2018 and December 5, 2018, respectively.  In the year ended December 31, 2018, our consolidated statement of operations includes revenues of $497 million and net income of $87 million associated with the operations of Songa and revenues of $15 million and net loss of $8 million associated with the operations of Ocean Rig.    Pro forma combined operating results, assuming the acquisitions were completed as of January 1, 2017, were as follows (in millions, except per share data):

	Years ended
	December 31,
	2018	2017
Contract drilling revenues	$3,373	$4,386
Net loss	(2,124)	(3,174)
Per share loss - basic and diluted	(3.47)	(5.29)

Ocean Rig UDW Inc.

Consideration—To complete the acquisition, we issued 147.7 million shares with a per share market value of $9.32, based on the market value of our shares on the acquisition date, and made an aggregate cash payment of $1.2 billion.  The aggregate fair value of the consideration transferred in the business combination was as follows (in millions):

Total

-  59  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Consideration transferred
Aggregate fair value of shares issued as partial consideration for Ocean Rig shares	$1,377
Aggregate cash paid as partial consideration for Ocean Rig shares	1,168
Total consideration transferred in business combination	$2,545

Assets and liabilities—We estimated the fair value of assets acquired and liabilities assumed, measured as of December 5, 2018, as follows (in millions):

Total
Assets acquired
Cash and cash equivalents	$152
Accounts receivable	72
Property and equipment	2,206
Drilling contract intangible assets	275
Other assets	114

Liabilities assumed
Accounts payable and other current liabilities	71
Construction contract intangible liabilities	132
Other long-term liabilities	61
Net assets acquired	$2,555

As a result of the acquisition, we recognized a gain of $10 million, recorded in other, net, associated with the bargain purchase, primarily due to the decline in the market value of our shares between the announcement date and the closing date.  We estimated the fair value of the rigs and related equipment by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the acquisition date.  We estimated the fair value of the drilling contracts by comparing the contractual dayrates over the remaining firm contract term and option periods relative to the projected market dayrates as of the acquisition date.  We estimated the fair value of the construction contracts by comparing the contractual future payments and terms relative to the market payments and terms as of the acquisition date.  Our estimates of fair value for the drilling units and contract intangibles required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the assets, such as future commodity prices, projected demand for our services, rig availability, rig utilization, dayrates, remaining useful lives of the rigs and discount rates.

We have not completed our estimates of the fair values of assets acquired and liabilities assumed.  We continue to review the estimated fair values of property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.  Our estimates of the fair value for such assets and liabilities require significant assumptions and judgment.  Until we complete our evaluation, we may be required to adjust our original estimates, and such adjustments could be material.

Songa Offshore SE

Consideration—To complete the acquisition, we issued 66.9 million shares with a per share market value of $10.99, based on the market value of our shares on the acquisition date.  We also issued $854 million aggregate principal amount of Exchangeable Bonds, including $562 million aggregate principal amount as partial consideration to Songa shareholders and $292 million aggregate principal amount as settlement for certain Songa indebtedness.  The aggregate fair value of the consideration transferred in the business combination was as follows (in millions):

Total
Consideration transferred
Aggregate fair value of shares issued as partial consideration for Songa shares	$735
Aggregate fair value of Exchangeable Bonds issued as partial consideration for Songa shares	675
Consideration transferred to Songa shareholders	1,410

Aggregate fair value of Exchangeable Bonds issued for settlement of certain Songa indebtedness	351
Total consideration transferred in business combination	$1,761

-  60  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

In the year ended December 31, 2018, we completed our estimates of the fair values of the assets and liabilities.  We estimated the fair value of the rigs and related equipment by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the acquisition date.  We estimated the fair value of the drilling contracts by comparing the contractual dayrates over the remaining firm contract term and option periods relative to the projected market dayrates as of the acquisition date.  Our estimates of fair value for these assets required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the assets, such as future commodity prices, projected demand for our services, rig availability, dayrates and discount rates.  We estimated the fair value of the debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

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

The duration of our performance obligation varies by contract.  At December 31, 2018, the expected remaining duration of our drilling contracts extends through February 2028, excluding unexercised options.  In the year ended December 31, 2018, we recognized revenues of $174 million, respectively, for performance obligations satisfied in previous periods, primarily related to our customer’s termination of the contract for Discoverer Clear Leader, effective November 2017, and certain revenues recognized on a cash basis.

In the years ended December 31, 2018, 2017 and 2016, we recognized costs of $45 million, $45 million and $86 million, respectively, associated with pre‑operating costs for contracts with customers.  At December 31, 2018 and 2017, the unrecognized pre‑operating costs to obtain contracts was $2 million and $18 million, respectively, recorded in other assets.

Disaggregation—In the years ended December 31, 2018, 2017 and 2016, we recognized revenues as follows (in millions):

	Year ended December 31, 2018
	U.S.	Norway	U.K.	Brazil	Other	Total

Ultra-deepwater floaters	$1,496	$—	$—	$26	$266	$1,788
Harsh environment floaters	—	651	124	—	199	974
Deepwater floaters	—	—	—	84	40	124
Midwater floaters	—	—	38	—	36	74
High-specification jackups	—	—	—	—	58	58
Total revenues	$1,496	$651	$162	$110	$599	$3,018

-  61  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

	Year ended December 31, 2017
	U.S.	Norway	U.K.	Brazil	Other	Total

Ultra-deepwater floaters	$1,519	$—	$—	$235	$294	$2,048
Harsh environment floaters	8	83	225	—	140	456
Deepwater floaters	—	—	—	100	44	144
Midwater floaters	—	—	30	—	123	153
High-specification jackups	—	—	33	—	139	172
Total revenues	$1,527	$83	$288	$335	$740	$2,973

	Year ended December 31, 2016
	U.S.	Norway	U.K.	Brazil	Other	Total

Ultra-deepwater floaters	$1,919	$—	$—	$317	$491	$2,727
Harsh environment floaters	58	107	265	—	72	502
Deepwater floaters	—	—	—	99	121	220
Midwater floaters	—	107	199	37	56	399
High-specification jackups	—	—	87	—	226	313
Total revenues	$1,977	$214	$551	$453	$966	$4,161

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation, capital upgrades and deferred revenues for declining dayrate contracts using the straight‑line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	December 31,	January 1,
	2018	2018
Deferred contract revenues, recorded in other current liabilities	$87	$203
Deferred contract revenues, recorded in other long-term liabilities	399	422
Total contract liabilities	$486	$625

Significant changes in contract liabilities were as follows (in millions):

Year ended
December 31,
2018
Total contract liabilities, beginning of period	$625
Decrease due to recognition of revenues for goods and services	(239)
Increase due to goods and services transferred over time	100
Total contract liabilities, end of period	$486

Note 6—Drilling Fleet

Construction work in progress—For each of the three years in the period ended December 31, 2018, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Years ended December 31,

	2018	2017	2016
Construction work in progress, beginning of period	$1,392	$2,171	$3,735

Capital expenditures
Newbuild construction program	75	397	1,206
Other equipment and construction projects	109	100	138
Total capital expenditures	184	497	1,344
Changes in accrued capital additions	4	(23)	(86)
Construction work in progress acquired in business combination	28	—	—
Construction work in progress sold	—	(289)	—

Property and equipment placed into service
Newbuild construction program	(903)	(896)	(2,557)
Other property and equipment	(73)	(68)	(265)
Construction work in progress, end of period	$632	$1,392	$2,171

Impairments of assets held and used—During the years ended December 31, 2017 and 2016, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  In the year ended December 31, 2017, such indicators

-  62  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

included a significant decline in commodity prices and the market value of our stock, a reduction of projected dayrates and a further extension of low utilization rates, and in the year ended December 31, 2016, such indicators included a reduction of projected dayrates and an extension to low utilization rates.  In the year ended December 31, 2017, as a result of our testing, we recognized a loss of $94 million ($93 million, or $0.25 per diluted share, net of tax) associated with the impairment of the midwater floater asset group.  In the year ended December 31, 2016, as a result of our testing, we recognized a loss of $52 million ($0.14 per diluted share), which had no tax effect, associated with the impairment of the deepwater floater asset group.

We measured the fair value of the asset groups by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.  If we experience increasingly unfavorable changes to actual or anticipated dayrates or other impairment indicators, or if we are unable to secure new or extended contracts for our active units or the reactivation of any of our stacked units, we may be required to recognize additional losses in future periods as a result of impairments of the carrying amount of one or more of our asset groups.

Impairments of assets held for sale—In the year ended December 31, 2018, we recognized an aggregate loss of $999 million ($2.13 per diluted share), which had no tax effect, associated with the impairment of the ultra‑deepwater floaters Deepwater Discovery,  Deepwater Frontier,  Deepwater Millennium and GSF C.R. Luigs,  the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Songa Delta and Songa Trym, along with related assets, which we determined were impaired at the time that we classified the assets as assets held for sale.

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

In the year ended December 31, 2016, we recognized an aggregate loss of $41 million ($39 million, or $0.10 per diluted share, net of tax) associated with the impairment of the deepwater floaters M.G. Hulme, Jr. and Sedco 702 and the midwater floaters GSF Rig 140,  Sedco 704,  Transocean Driller, Transocean John Shaw and Transocean Winner, along with related assets, which we determined were impaired at the time that we classified the assets as assets held for sale.

We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related assets to be sold for scrap value or binding contracts to sell such assets for alternative purposes.    If we commit to plans to sell additional rigs for values below the respective carrying amounts, we will be required to recognize additional losses in future periods associated with the impairment of such assets.

Dispositions—During the year ended December 31, 2018, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the ultra‑deepwater floaters Cajun Express,  Deepwater Discovery,  Deepwater Pathfinder,  GSF C.R. Luigs, Sedco Energy and Sedco Express, the deepwater floater Transocean Marianas and the midwater floater Songa Trym, along with related assets.  In the year ended December 31, 2018, we received aggregate net cash proceeds of $36 million and recognized an aggregate net gain of $7 million ($0.01 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the year ended December 31, 2018, we received aggregate net cash proceeds of $7 million and recognized an aggregate net loss of $7 million associated with the disposal of assets unrelated to rig sales.

On May 31, 2017, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of 10 high‑specification jackups, including GSF Constellation I, GSF Constellation II, GSF Galaxy I, GSF Galaxy II, GSF Galaxy III, GSF Monarch, Transocean Andaman, Transocean Ao Thai, Transocean Honor and Transocean Siam Driller, along with related assets, and novated the contracts relating to the construction of five high‑specification jackups, together with related assets.  In the year ended December 31, 2017, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion ($4.08 per diluted share), which had no tax effect, associated with the disposal of these assets.  Following the completion of the sale, we continued to operate three of these high‑specification jackups through completion of the drilling contracts, the last of which was completed in October 2018.  In the years ended December 31, 2018, 2017 and 2016, excluding our loss on the disposal of these assets, our operating results included income of $44 million, $65 million and $74 million, respectively, before taxes, associated with the high‑specification jackup asset group.

During the year ended December 31, 2017, we also completed the sale of the ultra‑deepwater floater GSF Jack Ryan and the midwater floaters GSF Rig 140,  Transocean Prospect and Transocean Searcher, along with related assets.  In the year ended December 31, 2017, we received aggregate net cash proceeds of $22 million and recognized an aggregate net gain of $9 million

-  63  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Assets held for sale—At December 31, 2018, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Deepwater Frontier and Deepwater Millennium,  the deepwater floaters Jack Bates and Transocean 706 and the midwater floater Songa Delta, along with related assets, was $25 million, recorded in other current assets.  At December 31, 2017, the aggregate carrying amount of our assets held for sale was $22 million, including the ultra‑deepwater floaters Cajun Express, Deepwater Pathfinder, Sedco Energy and Sedco Express and the deepwater floater Transocean Marianas, along with related assets, recorded in other current assets.

Note 7—Goodwill and Other Intangibles

Goodwill—During the three months ended June 30, 2018, we classified as held for sale and impaired three ultra‑deepwater floaters (see Note 6—Drilling Fleet).  We identified the impairment of these assets included in our single contract drilling services reporting unit as a trigger to test the recoverability of goodwill.  As a result, we performed an interim goodwill impairment test as of June 30, 2018, and we determined that the goodwill associated with our contract drilling services reporting unit was fully impaired.  In the year ended December 31, 2018, we recognized a loss of $462 million ($0.99 per diluted share), which had no tax effect, associated with the impairment of the full balance of our goodwill.  We estimated the fair value of the contract drilling services reporting unit using the income approach.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Finite-lived intangible assets and liabilities—At December 31, 2018, the gross carrying amount and accumulated amortization of our drilling contract intangible assets were as follows (in millions):

	Year ended December 31, 2018
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
Drilling contract intangible assets
Balance, beginning of period	$—	$—	$—
Acquisition	907	—	907
Amortization	—	(112)	(112)
Balance, end of period	$907	$(112)	$795

In the year ended December 31, 2018, we recognized drilling contract intangible amortization of $112 million recorded as a reduction of contract drilling revenues.  We expect to amortize the carrying amounts over the remaining contract periods, through March 2024.  As of December 31, 2018, the estimated future amortization of contract intangible assets was as follows (in millions):

Total
Years ending December 31,
2019	$179
2020	179
2021	179
2022	178
2023	76
Thereafter	4
Total carrying amount of contract intangible assets	$795

At December 31, 2018, the gross carrying amount of our construction contract liabilities was $132 million.  We expect to recognize the construction contract intangible liabilities as reductions to the capitalized cost of the two rigs at the time we take delivery of the assets.

-  64  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 8—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Eksportfinans Loan due January 2018	$—	$26	$—	$26
6.50% Senior Notes due November 2020 (a)	286	286	288	288
6.375% Senior Notes due December 2021 (a)	328	328	327	327
5.52% Senior Secured Notes due May 2022 (b)	282	362	280	356
3.80% Senior Notes due October 2022 (a)	411	506	408	502
0.50% Exchangeable Bonds due January 2023 (a)	863	—	862	—
9.00% Senior Notes due July 2023 (c)	1,250	1,250	1,221	1,216
5.875% Senior Secured Notes due January 2024 (d)	750	—	735	—
7.75% Senior Secured Notes due October 2024 (d)	480	540	469	526
6.25% Senior Secured Notes due December 2024 (d)	500	562	489	549
6.125% Senior Secured Notes due August 2025 (d)	600	—	588	—
7.25% Senior Notes due November 2025 (c)	750	—	736	—
7.50% Senior Notes due January 2026 (c)	750	750	742	742
7.45% Notes due April 2027 (a)	88	88	86	86
8.00% Debentures due April 2027 (a)	57	57	57	57
7.00% Notes due June 2028	300	300	306	307
Capital lease contract due August 2029	511	541	511	541
7.50% Notes due April 2031 (a)	588	588	585	585
6.80% Senior Notes due March 2038 (a)	1,000	1,000	991	991
7.35% Senior Notes due December 2041 (a)	300	300	297	297
Total debt	10,094	7,484	9,978	7,396
Less debt due within one year
Eksportfinans Loan due January 2018	—	26	—	26
5.52% Senior Secured Notes due May 2022 (b)	83	79	81	77
5.875% Senior Secured Notes due January 2024 (d)	83	—	79	—
7.75% Senior Secured Notes due October 2024 (d)	60	60	58	57
6.25% Senior Secured Notes due December 2024 (d)	62	62	60	60
6.125% Senior Secured Notes due August 2025 (d)	66	—	63	—
Capital lease contract due August 2029	32	30	32	30
Total debt due within one year	386	257	373	250
Total long-term debt	$9,708	$7,227	$9,605	$7,146

(a)

Transocean Inc., a 100 percent owned direct subsidiary of Transocean Ltd., is the issuer of the notes and debentures.  Transocean Ltd. has provided a full and unconditional guarantee of the notes and debentures.  Transocean Ltd. has no independent assets or operations, and its other subsidiaries not owned indirectly through Transocean Inc. were minor.  Transocean Inc. has no independent assets and operations, other than those related to its investments in non‑guarantor operating companies and balances primarily pertaining to its cash and cash equivalents and debt.  Except as discussed under “Indentures,” Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or capital distributions.

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

See Note 22—Subsequent Events.
-  65  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Scheduled maturities—At December 31, 2018, the scheduled maturities of our debt were as follows (in millions):

Total
Years ending December 31,
2019	$386
2020	680
2021	730
2022	740
2023	2,427
Thereafter	5,131
Total principal amount of debt	10,094
Total debt-related balances, net	(116)
Total carrying amount of debt	$9,978

Indentures—The indentures that govern our debt generally contain covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, to engage in certain sale and lease back transactions covering any of our drilling units, to allow our subsidiaries to incur certain additional debt, or to engage in certain merger, consolidation or reorganization transactions or to enter into a scheme of arrangement qualifying as an amalgamation.

Additionally, the indentures that govern the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), the 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”), the 5.52% senior secured notes due May 2022 (the “5.52% Senior Secured Notes”), the 7.75% senior secured notes due October 2024 (the “7.75% Senior Secured Notes”) and the 6.25% senior secured notes due December 2024 (the “6.25% Senior Secured Notes”) contain covenants that limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  The 5.875% Senior Secured Notes, the 6.125% Senior Secured Notes, the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes also impose a maximum collateral rig leverage ratio (“Maximum Collateral Ratio”), represented by the debt balance relative to each rig’s earnings, that changes over the terms of the notes.  At December 31, 2018, the Maximum Collateral Ratio under the respective indenture was as follows: (i) 6.00 to 1.00 for the 5.875% Senior Secured Notes, (ii) 5.75 to 1.00 for the 6.125% Senior Secured Notes and (iii) 4.75 to 1.00 for the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non‑credit enhanced senior unsecured long‑term debt (“Debt Rating”).  At December 31, 2018, the interest rate in effect for the 6.375% senior notes due December 2021 (the”6.375% Senior Notes”), the 3.80% senior notes due October 2022 (the”3.80% Senior Notes”) and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), which is scheduled to expire on the earlier of (i) June 22, 2023 and (ii) if greater than $300 million aggregate principal amount of our 9.00% senior notes due July 2023 (the”9.00% Senior Notes”) remain outstanding in April 2023, such date.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra‑deepwater floaters Deepwater Asgard, Deepwater Invictus and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen, the aggregate carrying amount of which was $3.4 billion at December 31, 2018.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.

We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At December 31, 2018, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 2.75 percent and the facility fee was 0.50 percent.  At December 31, 2018, we had no borrowings outstanding, $25 million of letters of credit issued, and we had $1.0 billion of available borrowing capacity under the Secured Credit Facility.  See Note 13—Commitments and Contingencies—Global Marine litigation.

Debt issuances

Priority guaranteed senior unsecured notes—On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% senior unsecured notes due November 2025 (the “7.25% Senior Notes”), and we received aggregate cash proceeds of $735 million, net of issue costs.  We may redeem all or a portion of the 7.25% Senior Notes at any time prior to November 1, 2021 at a price equal to

-  66  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

100 percent of the aggregate principal amount plus a make‑whole provision, and on or after November 1, 2021, at specified redemption prices.

On October 17, 2017, we completed an offering of an aggregate principal amount of $750 million of 7.50% senior unsecured notes due January 15, 2026 (the “7.50% Senior Notes”), and we received aggregate cash proceeds of $742 million, net of issue costs.  We may redeem all or a portion of the 7.50% Senior Notes at any time prior to January 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after January 15, 2021, at specified redemption prices.

On July 21, 2016, we completed an offering of an aggregate principal amount of $1.3 billion of the 9.00% Senior Notes and we received aggregate cash proceeds of $1.2 billion, net of initial discount and costs payable by us.  We may redeem all or a portion of the 9.00% Senior Notes at any time prior to July 15, 2020 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after July 15, 2020, at specified redemption prices.

Senior secured notes—In July 2018, we issued $750 million aggregate principal amount of 5.875% Senior Secured Notes and $600 million aggregate principal amount of 6.125% Senior Secured Notes, and we received aggregate cash proceeds of $733 million and $586 million, respectively, net of discount and issue costs.  The 5.875% Senior Secured Notes are secured by the assets and earnings associated with the harsh environment floaters Transocean Enabler and Transocean Encourage and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.  The 6.125% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Pontus and the equity of the wholly owned subsidiaries that own or operate the collateral rig.  In connection with the issuance of such notes, we were required to deposit $63 million, with respect to the 5.875% Senior Secured Notes, and $51 million with respect to the 6.125% Senior Secured Notes, in restricted cash accounts to satisfy debt service and reserve requirements.  We are required to pay semiannual installments of principal and interest on the 5.875% Senior Secured Notes, beginning January 15, 2019, and on the 6.125% Senior Secured Notes, beginning February 1, 2019.  We may redeem all or a portion of these notes at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.

On May 5, 2017, we issued $410 million aggregate principal amount of 5.52% Senior Secured Notes, and we received aggregate cash proceeds of $403 million, net of issue costs.  The 5.52% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Conqueror, the equity of the wholly owned subsidiaries that own and operate the collateral rig, and certain related assets.  We are required to pay quarterly installments of principal and interest on the 5.52% Senior Secured Notes.  We may redeem all or a portion of the 5.52% Senior Secured Notes at any time on or prior to December 31, 2021 at a price equal to 100 percent of the aggregate principal amount plus, subject to certain exceptions, a make‑whole amount.

On October 19, 2016, we issued $600 million aggregate principal amount of 7.75% Senior Secured Notes, and we received aggregate cash proceeds of $583 million, net of initial discount and issue costs.  On December 8, 2016, we completed an offering of an aggregate principal amount of $625 million of 6.25% Senior Secured Notes, and we received aggregate cash proceeds of $609 million, net of initial discount and issue costs.  The 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Thalassa and the Deepwater Proteus, respectively, and the equity of the wholly owned subsidiary that owns the collateral rig.  We are required to pay semiannual installments of principal and interest on the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes.  We may redeem all or a portion of the 7.75% Senior Secured Notes and the 6.25% Senior Secured Notes at any time on or prior to October 15, 2020 and December 1, 2020, respectively, at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.

At December 31, 2018 and 2017, we had $347 million and $211 million, respectively, deposited in restricted cash accounts to satisfy debt service and working capital requirements for the senior secured notes.  At December 31, 2018, the aggregate carrying amount of Deepwater Conqueror, Deepwater Pontus,  Deepwater Proteus,  Deepwater Thalassa,  Transocean Enabler and Transocean Encourage  was $4.4 billion.  At December 31, 2017, the aggregate carrying amount of Deepwater Conqueror, Deepwater Thalassa and Deepwater Proteus was $2.4 billion.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount without a make‑whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.

Exchangeable bonds—In connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of Exchangeable Bonds, as partial consideration for the Songa shares and as consideration for refinancing certain Songa indebtedness.  The Exchangeable Bonds may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  Holders of Exchangeable Bonds may require us to repurchase all or a portion of such holder’s Exchangeable Bonds upon the occurrence of certain events.  The aggregate fair value of the Exchangeable Bonds, measured as of the issuance date, was $1.0 billion, which represented a substantial premium of $172 million above par, and we recorded such premium to additional paid‑in capital.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

-  67  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Debt assumptions and repayments

Senior Secured Term Loans and Junior Secured Bonds—In connection with the Songa acquisition, we assumed the rights and obligations under credit agreements establishing two senior secured term loan facilities (the “Senior Secured Term Loans”) and a subscription agreement establishing a junior secured bond facility (the “Junior Secured Bonds”).  The credit agreements and subscription agreement contained change of control clauses, for which we received waivers from the lenders that were scheduled to expire on August 31, 2018.  On February 12, 2018, we served notice of our intent to call the Junior Secured Bonds.  Prior to the expiration of the waivers, we made an aggregate cash payment of $1.4 billion and $171 million to repay the borrowings under the Senior Secured Term Loans and the Junior Secured Bonds, respectively, and terminated the underlying agreements.  We recognized an aggregate net loss of $1 million associated with the repaid borrowings.

Other debt—In connection with the Songa acquisition, we assumed the indebtedness related to two bond loans (together, the “Bond Loans”), previously publicly traded on the Oslo stock exchange.  On the acquisition date, the Bond Loans had an aggregate principal amount of NOK 337 million, equivalent to $44 million.  On March 14, 2018, we made a cash payment of NOK 345 million, equivalent to $44 million, to repay the Bond Loans.    We also assumed the rights and obligations under a credit agreement for a secured borrowing facility.  On February 2, 2018, we made a cash payment of $23 million to repay the borrowings outstanding under the secured borrowing facility and terminated the underlying credit agreement.

Debt retirements

Repurchases and repayments—During the years ended December 31, 2018, 2017 and 2016, we repurchased in the open market debt securities with aggregate principal amounts as follows (in millions):

	Years ended December 31,
	2018	2017	2016
5.05% Senior Notes due December 2016	$—	$—	$36
2.50% Senior Notes due October 2017	—	62	85
6.00% Senior Notes due March 2018	—	354	35
7.375% Senior Notes due April 2018	—	83	26
6.50% Senior Notes due November 2020	—	15	44
6.375% Senior Notes due December 2021	—	10	122
3.80% Senior Notes due October 2022	95	33	38
7.45% Notes due April 2027	—	—	8
7.50% Notes due April 2031	—	—	5
Aggregate principal amount retired	$95	$557	$399

Aggregate cash payment	$95	$564	$354
Aggregate net gain (loss)	$—	$(7)	$44

Tender offers—In July 11, 2017, we completed cash tender offers to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  On August 1, 2016, we completed cash tender offers to purchase up to $1.0 billion aggregate principal amount of certain notes (the “2016 Tendered Notes”).  During the years ended December 31, 2017 and 2016, we received valid tenders from holders of aggregate principal amounts of the 2017 Tendered Notes and 2016 Tendered Notes as follows (in millions):

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

See Note 22—Subsequent Events.

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

-  68  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

31, 2018, 2017 and 2016, we also made cash payments of $257 million, $299 million and $127 million to repay other indebtedness in scheduled installments.

Note 9—Derivative Instruments

Forward exchange contracts—At December 31, 2018, we held undesignated forward exchange contracts, extending through June 2019, with an aggregate notional payment amount of $76 million and an aggregate notional receive amount of NOK 600 million, representing a weighted average exchange rate of NOK 7.94 to $1.  In the year ended December 31, 2018, we recognized a loss of $9 million, recorded in other, net, associated with the forward exchange contracts.  At December 31, 2018, the undesignated forward exchange contracts represented a liability with a carrying amount of $6 million, recorded in other current liabilities.

In connection with the Songa acquisition, we acquired certain undesignated forward exchange contracts for the purchase of Norwegian kroner that extended through May 2018.  On the acquisition date, the forward exchange contracts represented an asset of $4 million.  During the year ended December 31, 2018, we settled the remaining forward exchange contracts upon expiration.  In the year ended December 31, 2018, we recognized a loss of $1 million, recorded in other, net, associated with the forward exchange contracts.

Interest rate swaps—In connection with the Songa acquisition, we acquired interest rate swaps, which we repaid in the year ended December 31, 2018.  On the acquisition date, the aggregate fair value of the interest rate swaps represented an asset of $14 million.  In July and August 2018, we received aggregate cash proceeds of $18 million in connection with the settlement and termination of the interest rate swaps.  In the year ended December 31, 2018, we recognized a gain of $4 million, recorded in other, net, associated the interest rate swaps.

Currency swaps—In connection with the Songa acquisition, we acquired currency swaps, which were previously designated as a cash flow hedge, to reduce the variability of cash interest payments and the final cash principal payment associated with the Bond Loans resulting from the changes in the U.S. dollar to Norwegian krone exchange rate.  On the acquisition date, the aggregate fair value of the currency swaps represented a liability of $81 million.  In February 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps.  In the year ended December 31, 2018, we recognized a loss of $11 million, recorded in other, net, associated with the currency swaps.

Note 10—Income Taxes

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

Tax provision and rate—Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  The components of our income tax provision (benefit) were as follows (in millions):

	Years ended December 31,
	2018	2017	2016
Current tax expense	$244	$5	$39
Deferred tax expense (benefit)	(16)	89	68
Income tax expense	$228	$94	$107

In the years ended December 31, 2018, 2017 and 2016, our effective tax rate was (12.8) percent, (3.1) percent and 11.5 percent, respectively, based on income before income tax expense.

-  69  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The following is a reconciliation of the income tax expense (benefit) computed at the Swiss holding company federal statutory rate of 7.83% and our reported provision for income taxes (in millions):

	Years ended December 31,
	2018	2017	2016

Income tax expense (benefit) at Swiss federal statutory rate	$(139)	$(235)	$72
Impact of U.S. tax reform	136	66	—
Changes in unrecognized tax benefits, net	117	(56)	(31)
Impairment losses subject to rates different than the Swiss federal statutory rate	114	241	5
Changes in valuation allowance	67	162	32
Currency revaluation of Norwegian assets	11	1	18
Litigation matters, primarily related to the Macondo well incident	—	(70)	(1)
Earnings subject to rates different than the Swiss federal statutory rate	(70)	2	34
Benefit from foreign tax credits	(5)	(15)	(16)
Other, net	(3)	(2)	(6)
Income tax expense	$228	$94	$107

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$479	$435
Interest expense limitation	76	59
Accrued payroll expenses not currently deductible	49	54
Accrued expenses	44	16
Loss contingencies	40	42
United Kingdom charter limitation	30	36
Deferred income	26	101
Tax credit carryforwards	11	37
Other	13	17
Valuation allowance	(681)	(574)
Total deferred tax assets	87	223

Deferred tax liabilities
Depreciation	(62)	(216)
Contract intangible revenues	(22)	—
Other	(1)	(4)
Total deferred tax liabilities	(85)	(220)

Deferred tax assets, net	$2	$3

At December 31, 2018 and 2017, our deferred tax assets included U.S. foreign tax credit carryforwards of $11 million and $37 million, respectively, which will expire between 2019 and 2028.  The deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2018, the net operating losses carryforwards, which were generated in various jurisdictions worldwide, included $307 million that do not expire and $172 million that will expire beginning between 2021 and 2038.  At December 31, 2017, the net operating losses carryforwards, which were generated in various jurisdictions worldwide, included $261 million that do not expire and $174 million that will expire beginning between 2020 and 2037.

As of December 31, 2018, our consolidated cumulative loss incurred over the recent three‑year period was primarily due to losses on impairment and disposal of assets, which represented significant objective negative evidence for our evaluation of our deferred tax assets.  Although such evidence has limited our ability to consider other subjective evidence, we analyze each jurisdiction separately.  We consider objective evidence, such as contract backlog activity, in jurisdictions in which we have profitable contracts.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.  At December 31, 2018 and 2017, due to uncertainty of realization, we have recorded a valuation allowance of $681 million and $574 million, respectively, on net operating losses and other deferred tax assets.

Our other deferred tax liabilities include taxes related to the earnings of certain subsidiaries that are not indefinitely reinvested or that will not be indefinitely reinvested in the future.  We consider the earnings of certain of our subsidiaries to be indefinitely reinvested.  As of December 31, 2018, we did not provide for deferred taxes on earnings of certain subsidiaries that are indefinitely reinvested because it is not practical to estimate the amount of tax that would ultimately be due if remitted.  If we were to make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable to various jurisdictions.  If our expectations were to change regarding

-  70  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Unrecognized tax benefits—The changes to our liabilities related to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2018	2017	2016
Balance, beginning of period	$222	$274	$287
Additions for prior year tax positions	172	17	13
Additions for current year tax positions	29	13	42
Reductions related to statute of limitation expirations	(8)	(13)	(15)
Reductions for prior year tax positions	(7)	(68)	(34)
Reductions due to settlements	—	(1)	(19)
Balance, end of period	$408	$222	$274

The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2018	2017
Unrecognized tax benefits, excluding interest and penalties	$408	$222
Interest and penalties	106	87
Unrecognized tax benefits, including interest and penalties	$514	$309

In the years ended December 31, 2018, 2017 and 2016, we recognized, as a component of our income tax provision, expense of $13 million, income of $9 million and income of $23 million, respectively, related to previously recognized interest and penalties associated with our unrecognized tax benefits.  As of December 31, 2018, if recognized, $514 million of our unrecognized tax benefits, including interest and penalties, would favorably impact our effective tax rate.

It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2019, primarily due to the progression of open audits and the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

U.S. tax reform—In December 2017, the U.S. enacted the 2017 Tax Act, which amended existing U.S. tax laws that had an impact on our income tax provision, such as a base erosion and anti‑abuse tax (“BEAT”), a global intangible low‑taxed income tax, additional limitations on the deductibility of executive compensation and interest and the repeal of the domestic manufacturing deduction.  In the years ended December 31, 2018 and 2017, we recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of accounting standards for income taxes in the reporting period in which the 2017 Tax Act was enacted.  Although we have completed our analysis and recorded the resulting impact of the 2017 Tax Act, the U.S. Congress or Treasury may introduce clarifications, modification or amendments that could cause us to make further adjustments in future periods.

In the year ended December 31, 2017,  we recognized income tax expense of $66 million with a corresponding decrease to our net deferred tax assets to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent.

In the year ended December 31, 2018, we recognized income tax expense of $33 million related to the bareboat charter structure of our U.S. operations because we concluded it is subject to BEAT.   A significant portion of our BEAT liability is contractually reimbursable by our customers due to a change‑in‑law provision in certain drilling contracts.

The 2017 Tax Act imposes a one‑time transition tax on certain unremitted earnings and profits of our non‑U.S. subsidiaries that are owned by U.S. subsidiaries.  At December 31, 2017, we did not have the necessary information available, prepared and analyzed to develop a reasonable estimate of the transition tax.  In the year ended December 31, 2018, we completed our evaluation, and we recorded income tax expense of $103 million for estimated transition taxes and an income tax benefit of $16 million for the estimated effect on the utilization of foreign tax credits.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non‑U.S. tax matters for years prior to 2011.  Our tax returns in the major jurisdictions in which we operate, other than Brazil, as mentioned below, are generally subject to examination for periods ranging from three to six years.  We have agreed to extensions beyond the statute of limitations in two major jurisdictions for up to 20 years.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the timing or the outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated statement of cash flows.

-  71  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 25, 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 19, 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010, and in June 18, 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  In September 2018, a portion of one of the cases was favorably closed.  As of December 31, 2018, the remaining aggregate tax assessment was for BRL 973 million, equivalent to approximately $251 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 11—Earnings (Loss) Per Share

The numerator and denominator used for the computation of basic and diluted per share earnings were as follows (in millions, except per share data):

	Years ended December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss) attributable to controlling interest	$(1,996)	$(1,996)	$(3,127)	$(3,127)	$778	$778
Undistributed earnings allocable to participating securities	—	—	—	—	(14)	(14)
Net income (loss) available to shareholders	$(1,996)	$(1,996)	$(3,127)	$(3,127)	$764	$764

Denominator for earnings (loss) per share
Weighted-average shares outstanding	467	467	391	391	367	367
Effect of share-based awards and other equity instruments	1	1	—	—	—	—
Weighted-average shares for per share calculation	468	468	391	391	367	367

Per share earnings (loss)	$(4.27)	$(4.27)	$(8.00)	$(8.00)	$2.08	$2.08

In the years ended December 31, 2018, 2017 and 2016, we excluded from the calculation 10.6 million, 4.7 million and 2.5 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the year ended December 31, 2018, we excluded from the calculation 77.2 million shares issuable upon conversion of the Exchangeable Bonds, since the effect would have been anti‑dilutive.

Note 12—Postemployment Benefit Plans

Defined benefit pension and other postemployment benefit plans

Overview—As of December 31, 2018, we had defined benefit plans in the U.S., the United Kingdom (“U.K.”), and Norway.  Benefits under the defined benefit plans in the U.S. and the U.K. have ceased accruing.  We maintain the respective pension obligations under such plans until they have been fully satisfied.

As of December 31, 2018, the defined benefit plans in the U.S. included  three funded and  three unfunded plans (the “U.S. Plans”).  As of December 31, 2018, the defined benefit plan in the U.K. included  one funded plan (the “U.K. Plan”).  As of December 31, 2018, the defined benefit plans in Norway, primarily group pension schemes with life insurance companies, included  three funded and  two unfunded plans (the “Norway Plans”),  one of which we assumed in our acquisition of Songa.  We refer to the U.K. Plan and the Norway Plans, collectively, as the “Non‑U.S. Plans.”  We refer to the U.S. Plans and the Non‑U.S. Plans, collectively, as the “Transocean Plans”.  Additionally, we maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase‑out period ending December 31, 2025.

Assumptions—We estimated our benefit obligations using the following weighted‑average assumptions:

	December 31, 2018			December 31, 2017
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	4.31%	2.86%	3.56%	3.68%	2.49%	2.93%
Compensation trend rate	na	2.75%	na	na	2.50%	na

-  72  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We estimated our net periodic benefit costs using the following weighted‑average assumptions:

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	OPEB Plans
Discount rate	3.68%	2.49%	2.93%	4.26%	2.69%	3.08%	4.56%	3.69%	3.13%
Expected rate of return	6.21%	4.72%	na	6.31%	4.79%	na	6.82%	5.85%	na
Compensation trend rate	na	2.50%	na	na	2.25%	na	0.22%	4.01%	na

“na” means not applicable.

Net periodic benefit costs—Net periodic benefit costs, before tax, included the following components (in millions):

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Net periodic benefit costs
Service cost	$—	$7	$7	$3	$3	$6	$3	$10	$13
Interest cost	61	10	71	65	11	76	69	17	86
Expected return on plan assets	(72)	(19)	(91)	(74)	(20)	(94)	(80)	(25)	(105)
Settlements and curtailments	—	(1)	(1)	—	13	13	—	(5)	(5)
Actuarial (gain) loss, net	8	1	9	5	1	6	5	(1)	4
Prior service cost, net	—	—	—	—	—	—	—	—	—
Net periodic benefit costs	$(3)	$(2)	$(5)	$(1)	$8	$7	$(3)	$(4)	$(7)

In the years ended December 31, 2018, 2017 and 2016, for the OPEB Plans, the combined components of net periodic benefit costs, including service cost, interest cost, recognized net actuarial losses, prior service cost amortization, curtailments and special termination benefits, were income of $4 million, $2 million and $4 million, respectively.

Funded status—The changes in projected benefit obligation, plan assets and funded status and the amounts recognized on our consolidated balance sheets were as follows (in millions):

	Year ended December 31, 2018				Year ended December 31, 2017
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,680	$379	$19	$2,078	$1,557	$398	$19	$1,974
Assumed projected benefit obligation	—	29	—	29	—	—	—	—
Actuarial (gains) losses, net	(145)	(45)	(2)	(192)	115	18	2	135
Service cost	—	7	—	7	3	3	—	6
Interest cost	61	10	1	72	65	11	—	76
Currency exchange rate changes	—	(21)	—	(21)	—	35	—	35
Benefits paid	(69)	(19)	(2)	(90)	(60)	(86)	(2)	(148)
Settlements	—	(3)	—	(3)	—	—	—	—
Plan amendment	—	1	—	1	—	—	—	—
Special termination benefit	—	—	1	1	—	—	—	—
Projected benefit obligation, end of period	1,527	338	17	1,882	1,680	379	19	2,078

Change in plan assets
Fair value of plan assets, beginning of period	1,343	393	—	1,736	1,204	400	—	1,604
Fair value of acquired plan assets	—	22	—	22	—	—	—	—
Actual return on plan assets	(87)	(6)	—	(93)	198	31	—	229
Currency exchange rate changes	—	(22)	—	(22)	—	36	—	36
Employer contributions	2	13	2	17	1	12	2	15
Benefits paid	(69)	(19)	(2)	(90)	(60)	(86)	(2)	(148)
Settlements	—	(3)	—	(3)	—	—	—	—
Fair value of plan assets, end of period	1,189	378	—	1,567	1,343	393	—	1,736

Funded status, end of period	$(338)	$40	$(17)	$(315)	$(337)	$14	$(19)	$(342)

Balance sheet classification, end of period:
Pension asset, non-current	$—	$47	$—	$47	$—	$17	$—	$17
Pension liability, current	(3)	(1)	(3)	(7)	(2)	(1)	(3)	(6)
Pension liability, non-current	(335)	(6)	(14)	(355)	(335)	(2)	(16)	(353)
Accumulated other comprehensive income (loss) (a)	(307)	(64)	15	(356)	(301)	(84)	19	(366)

(a)	Amounts are before income tax effect.

-  73  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The aggregate projected benefit obligation and fair value of plan assets for plans with a projected benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2018				December 31, 2017
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Projected benefit obligation	$1,527	$26	$17	$1,570	$1,680	$5	$19	$1,704
Fair value of plan assets	1,189	20	—	1,209	1,343	2	—	1,345

At December 31, 2018 and 2017, the accumulated benefit obligation for all defined benefit pension plans was $1.9 billion and $2.1 billion, respectively.  The aggregate accumulated benefit obligation and fair value of plan assets for plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2018				December 31, 2017
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Accumulated benefit obligation	$1,527	$3	$17	$1,547	$1,680	$3	$19	$1,702
Fair value of plan assets	1,189	—	—	1,189	1,343	—	—	1,343

The following table presents the amounts in accumulated other comprehensive income (loss), before tax, that have not been recognized as components of net periodic benefit costs (in millions):

	December 31, 2018				December 31, 2017
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Actuarial gain (loss), net	$(307)	$(63)	$(1)	$(371)	$(301)	$(84)	$(4)	$(389)
Prior service cost, net	—	(1)	16	15	—	—	23	23
Total	$(307)	$(64)	$15	$(356)	$(301)	$(84)	$19	$(366)

The following table presents the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs during the year ending December 31, 2019 (in millions):

	Year ending December 31, 2019
	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total
Actuarial loss, net	$3	$—	$—	$3
Prior service cost, net	—	—	(2)	(2)
Total amount expected to be recognized	$3	$—	$(2)	$1

Plan assets—We periodically review our investment policies, plan assets and asset allocation strategies to evaluate performance relative to specified objectives.  In determining our asset allocation strategies for the U.S. Plans, we review the results of regression models to assess the most appropriate target allocation for each plan, given the plan’s status, demographics and duration.  For the U.K. Plan, the plan trustees establish the asset allocation strategies consistent with the regulations of the U.K. pension regulators and in consultation with financial advisors and company representatives.  Investment managers for the U.S. Plans and the U.K. Plan are given established ranges within which the investments may deviate from the target allocations.  For the Norway Plans, we establish minimum rates of return under the terms of investment contracts with insurance companies.    As of December 31, 2018 and 2017, the weighted‑average target and actual allocations of the investments for the funded Transocean Plans were as follows:

	December 31, 2018				December 31, 2017
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Equity securities	50%	34%	50%	32%	50%	39%	52%	39%
Fixed income securities	50%	51%	50%	52%	50%	50%	48%	48%
Other investments	—%	15%	—%	16%	—	11%	—	13%
Total	100%	100%	100%	100%	100%	100%	100%	100%
-  74  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

As of December 31, 2018 and 2017, the investments for the funded Transocean Plans were categorized as follows (in millions):

	December 31, 2018
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Mutual funds
U.S. equity funds	$401	$—	$401	$—	$—	$—	$401	$—	$401
Non-U.S. equity funds	179	—	179	5	120	125	184	120	304
Bond funds	591	—	591	7	195	202	598	195	793
Total mutual funds	1,171	—	1,171	12	315	327	1,183	315	1,498

Other investments
Cash and money market funds	6	1	7	—	—	—	6	1	7
Property collective trusts	—	—	—	—	19	19	—	19	19
Investment contracts	—	—	—	—	43	43	—	43	43
Total other investments	6	1	7	—	62	62	6	63	69

Total investments	$1,177	$1	$1,178	$12	$377	$389	$1,189	$378	$1,567

	December 31, 2017
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Mutual funds
U.S. equity funds	$557	$—	$557	$—	$—	$—	$557	$—	$557
Non-U.S. equity funds	138	—	138	5	153	158	143	153	296
Bond funds	629	—	629	8	190	198	637	190	827
Total mutual funds	1,324	—	1,324	13	343	356	1,337	343	1,680

Other investments
Cash and money market funds	6	7	13	—	—	—	6	7	13
Property collective trusts	—	—	—	—	20	20	—	20	20
Investment contracts	—	—	—	—	23	23	—	23	23
Total other investments	6	7	13	—	43	43	6	50	56

Total investments	$1,330	$7	$1,337	$13	$386	$399	$1,343	$393	$1,736

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

Funding contributions—In the years ended December 31, 2018, 2017 and 2016, we made an aggregate contribution of $17 million, $15 million and $49 million, respectively, to the Transocean Plans and the OPEB Plans using our cash flows from operations.  In the year ending December 31, 2019, we expect to contribute $15 million to the Transocean Plans, and we expect to fund benefit payments of approximately $3 million for the OPEB Plans as costs are incurred.

Benefit payments—The following were the projected benefits payments (in millions):

	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total
Years ending December 31,
2019	$78	$7	$3	$88
2020	80	8	3	91
2021	81	8	3	92
2022	83	8	2	93
2023	83	9	2	94
2024 - 2028	426	55	5	486

-  75  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Defined contribution plans

We sponsor defined contribution plans, for our employees, the most significant of which were as follows: (1) a qualified savings plan covering certain employees working in the U.S., (2) a non‑qualified supplemental plan covering certain eligible employees working in the U.S., (3) a qualified savings plan covering certain eligible U.K. employees, (4) a non‑qualified savings plan covering certain employees working outside the U.S. and U.K. and (5) various savings plans covering eligible employees working in Norway.  In the years ended December 31, 2018, 2017 and 2016, we recognized expense of $50 million, $43 million and $51 million, respectively, related to our defined contribution plans.

Note 13—Commitments and Contingencies

Purchase and service agreement obligations

We have entered into purchase obligations with shipyards and other contractors related to our newbuild construction programs.  We have also entered into long‑term service agreements with original equipment manufacturers to provide services and parts related to our pressure control systems.  The future payments required under our service agreements were estimated based on our projected operating activity and may vary based on actual operating activity.  At December 31, 2018, the aggregate future payments required under our purchase obligations and our service agreement obligations were as follows (in millions):

		Service
	Purchase	agreement
	obligations	obligations
Years ending December 31,
2019	$932	$106
2020	950	120
2021	—	118
2022	—	122
2023	—	126
Thereafter	—	597
Total	$1,882	$1,189

In connection with our acquisition of Ocean Rig, we acquired contracts relating to the construction of two ultra‑deepwater drillships Ocean Rig Santorini and Ocean Rig Crete.  Included in the above table, upon delivery of Ocean Rig Santorini and Ocean Rig Crete in the third quarter of 2019 and third quarter of 2020, respectively, our expected remaining obligations to the shipyard will be $360 million and $520 million, respectively.  The shipyard has agreed to finance the expected remaining obligations at an interest rate of three percent per annum, payable semiannually, with principal due at maturity in June 2023 and January 2024, respectively.

Lease obligations

We have operating lease obligations expiring at various dates, principally for real estate, office space and operating equipment.  In the years ended December 31, 2018, 2017 and 2016, our rental expense for all operating leases, including operating leases with terms of less than one year, was approximately $35 million, $52 million and $45 million, respectively.

We also have a capital lease obligation, which is due to expire in August 2029.  The capital lease contract has an implicit interest rate of 7.8 percent and requires scheduled monthly payments of $6 million through August 2029, after which we will have the right and obligation to acquire the drillship from the lessor for one dollar.  In the years ended December 31, 2018, 2017 and 2016, depreciation expense associated with Petrobras 10000, the asset held under capital lease, was $23 million.  At December 31, 2018 and 2017, the aggregate carrying amount of this asset held under capital lease was as follows (in millions):

	December 31,
	2018	2017
Property and equipment, cost	$777	$774
Accumulated depreciation	(194)	(170)
Property and equipment, net	$583	$604

-  76  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

At December 31, 2018, the aggregate future minimum rental payments related to our non-cancellable operating leases and the capital lease were as follows (in millions):

	Capital	Operating
	lease	leases
Years ending December 31,
2019	$72	$18
2020	72	16
2021	71	11
2022	71	12
2023	72	12
Thereafter	407	135
Total future minimum rental payment	765	$204
Less amount representing imputed interest	(254)
Present value of future minimum rental payments under capital leases	511
Less current portion included in debt due within one year	(32)
Long-term capital lease obligation	$479

Letters of credit and surety bonds

At December 31, 2018 and 2017, we had outstanding letters of credit totaling $31 million and $29 million, respectively, issued under various committed and uncommitted credit lines, some of which require cash collateral, provided by several banks to guarantee various contract bidding, performance activities and customs obligations.  At December 31, 2018, the aggregate cash collateral held by banks for letters of credit was $5 million.  As is customary in the contract drilling business, we also have various surety bonds in place that secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At December 31, 2018 and 2017, we had outstanding surety bonds totaling $84 million and $51 million, respectively.

Legal proceedings

Macondo well incident—On April 22, 2010, the ultra‑deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc. (together with its affiliates, “BP”).  Following the incident, we have been subject to civil and criminal claims, as well as causes of action, fines and penalties by local, state and federal governments.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”).  A significant portion of the contingencies arising from the Macondo well incident has now been resolved or is pending release of funds from escrow (see “—PSC Settlement Agreement”).  As for any actions not resolved by our previous settlements, including any claims by individuals who opted out of the settlement agreement that we and the Plaintiff Steering Committee (the “PSC”) filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”), we will vigorously defend those claims and pursue any and all defenses available.

We recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At December 31, 2018 and 2017, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $158 million and $219 million, respectively, recorded in other current liabilities, the majority of which is related to our settlement with the PSC.

PSC Settlement Agreement—On May 29, 2015, together with the PSC, we filed the PSC Settlement Agreement with the MDL Court for approval.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million, plus up to $25 million for partial reimbursement of attorneys’ fees, to be allocated between two classes of plaintiffs as follows: (1) 72.8 percent to private plaintiffs, businesses, and local governments who could have asserted punitive damages claims against us under general maritime law; and (2) 27.2 percent to private plaintiffs who previously settled economic damages claims against BP and were assigned certain claims BP had made against us.  In exchange for these payments, each of the classes agreed to release all respective claims it has against us.  Thirty claimants elected to opt out of the PSC Settlement Agreement.  In June 2016 and August 2015, we made a cash deposit of $25 million and $212 million, respectively, into an escrow account established by the MDL Court for the settlement.  On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement, which is no longer subject to appeal.  In November 2017, the MDL Court released $25 million from the escrow account for payment of attorneys’ fees.  In November 2018, the MDL Court released $58 million from the escrow account as the first installment to the plaintiffs.  At December 31, 2018 and 2017, the aggregate cash balance in escrow account was $156 million and $212 million, respectively, recorded in restricted cash accounts and investments.  We expect the remaining funds to be released in March 2019.

Plea Agreement—Pursuant to the plea agreement (the “Plea Agreement”), one of our subsidiaries pled guilty to one misdemeanor count of negligently discharging oil into the U.S. Gulf of Mexico, in violation of the Clean Water Act, for which our subsidiary is no longer subject to probation.  We also agreed to make an aggregate cash payment of $400 million, including a criminal fine

-  77  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

and certain cash contributions payable in scheduled installments.  In the years ended December 31, 2017 and 2016, we made a cash payment of $60 million in each year, representing the final installments for our obligations under the Plea Agreement.

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

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At December 31, 2018, nine plaintiffs have claims pending in Louisiana, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2018, the subsidiary was a defendant in approximately 156 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement agreements with insurers, that we believe will be sufficient to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

-  78  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

One of our subsidiaries has been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs agreed with the Environmental Protection Agency (the “EPA”) and the Department of Justice to settle our potential liabilities by remediating the site.  Under a participation agreement, the parties to the settlement completed the required remediation, and we believe our share, approximately eight percent, of the ongoing future operation and maintenance costs is not material.  We have no reason to believe that any additional potential liabilities for the site will be material.

One of our subsidiaries was ordered by the California Regional Water Quality Control Board (“CRWQCB”) to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California, which is now a part of the San Gabriel Valley, Area 3, Superfund site.  We were also advised that one or more of our subsidiaries that formerly owned and operated the site would likely be named as a PRP or PRPs.  The current property owner, an unrelated party, performed the required testing and detected no contaminants, and based on such results, we would contest any potential liability.  In discussions with CRWQCB staff, we were advised of their intent to issue us a “no further action” letter, but it has not yet been received.  We have no knowledge of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party.  The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  It is difficult to quantify the potential cost of environmental matters and remediation obligations.  Nevertheless, based on the available information, we do not expect the ultimate liability, if any, resulting from all environmental matters, including the liability for all related pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Noncontrolling interest—Transocean Partners LLC, a Marshall Islands limited liability company (“Transocean Partners”), was previously a partially owned subsidiary.  In the year ended December 31, 2016, Transocean Partners declared and paid a distribution to its unitholders, of which the holders of noncontrolling interest were paid $28 million.  On December 9, 2016, Transocean Partners merged with one of our subsidiaries as contemplated under the merger agreement and became our wholly owned subsidiary.  Each Transocean Partners common unit that was issued and outstanding immediately prior to the closing, other than the units held by Transocean and its subsidiaries, was converted into the right to receive 1.20 of our shares.  To complete the merger, we issued 23.8 million shares from conditional capital.

Extraordinary general meetings—On November 29, 2018, in connection with the Ocean Rig acquisition, shareholders at our extraordinary general meeting approved: (1) an amendment of our articles of association to create additional authorized share capital, (2) the issuance of up to 147.7 million Transocean Ltd. shares and (3) the deletion of the previously approved special purpose authorized share capital.  On January 16, 2018, in connection with the Songa acquisition, shareholders at our extraordinary general meeting approved: (1) the issuance of up to 68.6 million Transocean Ltd. shares, (2) an amendment of our articles of association to create additional authorized share capital, (3) the election of a new director to our board of directors and (4) the issuance of consideration shares from our authorized share capital and shares issuable upon exchange of the Exchangeable Bonds.

-  79  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Shares held by subsidiaries—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2018, our subsidiary held 0.9 million shares.  At December 31, 2017, two of our subsidiaries, together, held 3.6 million of our shares for this purpose.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, for our defined benefit pension plans were as follows (in millions):

	Years ended December 31,
	2018	2017
Balance, beginning of period	$(290)	$(283)
Other comprehensive income (loss) before reclassifications	7	(2)
Reclassifications to net income	4	(5)
Other comprehensive income (loss), net	11	(7)
Balance, end of period	$(279)	$(290)

Note 15—Share‑Based Compensation

Overview

We have a long‑term incentive plan (the “Long‑Term Incentive Plan”) for executives, key employees and non‑employee directors under which awards can be granted in the form of restricted share units, restricted shares, stock options, stock appreciation rights and cash performance awards.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain market factors or performance targets or a combination of market factors and performance targets.  Our compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long‑Term Incentive Plan.    At December 31, 2018, we had 32.7 million shares authorized and 15.0 million shares available to be granted under the Long‑Term Incentive Plan.  At December 31, 2018, the total unrecognized compensation cost related to our unvested share‑based awards was $37 million, which is expected to be recognized over a weighted‑average period of 1.7 years.

Service awards typically vest either in three equal annual installments beginning on the first anniversary date of the grant or in an aggregate installment at the end of the stated vesting period.  Performance awards typically are subject to a three-year measurement period during which the number of options or shares to be issued remains uncertain until the end of the measurement period, at which time the awarded number of options or shares to be issued is determined.  The performance awards typically vest in one aggregate installment following the determination date.  Stock options are subject to a stated vesting period and, once vested, typically have a seven‑year term during which they are exercisable.

Service awards

Restricted share units—A restricted share unit is a notional unit that is equal to one share but has no voting rights until the underlying share is issued.  The following table summarizes unvested activity for service‑based units granted under our incentive plans during the year ended December 31, 2018:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2018	3,820,455	$12.15
Granted	2,521,939	9.67
Vested	(2,087,141)	12.74
Forfeited	(177,261)	10.17
Unvested at December 31, 2018	4,077,992	$10.40

During the year ended December 31, 2018, the vested restricted share units had an aggregate grant‑date fair value of $27 million.  During the years ended December 31, 2017 and 2016, we granted 1,921,029 and 3,155,382 service‑based units, respectively,

-  80  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

with a per unit weighted‑average grant‑date fair value of $13.03 and $8.69, respectively.  During the years ended December 31, 2017 and 2016, we had 1,867,970 and 1,725,734 service‑based units, respectively, that vested with an aggregate grant‑date fair value of $28 million and $48 million, respectively.

Stock options—The following table summarizes activity for vested and unvested service‑based stock options outstanding under our incentive plans during the year ended December 31, 2018:

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise price	contractual term	intrinsic value
	under option	per share	(years)	(in millions)
Outstanding at January 1, 2018	2,753,463	$34.98	6.37	$2
Granted	1,249,266	9.18
Exercised	(6,922)	8.61
Forfeited	(52,900)	22.09
Expired	(175,424)	144.32
Outstanding at December 31, 2018	3,767,483	$21.56	6.84	$—

Vested and exercisable at December 31, 2018	1,600,514	$36.90	4.58	$—

During the year ended December 31, 2018,  the granted stock options had a per option weighted‑average grant‑date fair value of $4.52.  During the year ended December 31, 2018, the vested stock options had an aggregate grant‑date fair value of $6 million.  At December 31, 2018 and 2017, there were outstanding unvested stock options to purchase 2,166,969 and 1,489,761 shares, respectively.  During the years ended December 31, 2017 and 2016, we granted stock options to purchase 877,231 and 945,724 shares, respectively, with a per option weighted‑average grant‑date fair value of $6.46 and $5.11, respectively.  During the years ended December 31, 2017 and 2016, the vested stock options had an aggregate grant‑date fair value of $2 million and $3 million, respectively.  During the years ended December 31, 2017 and 2016, no stock options were exercised.

Performance awards

Restricted share units—We grant performance awards in the form of restricted share units that can be earned depending on the achievement of market factors.  The number of shares ultimately earned per unit is quantified upon completion of the specified period at the determination date.  The following table summarizes unvested activity for performance‑based units under our incentive plans during the year ended December 31, 2018:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2018	1,638,681	$13.56
Granted	1,074,054	10.79
Vested	(948,941)	11.60
Unvested at December 31, 2018	1,763,794	$12.93

During the year ended December 31, 2018, the vested performance‑based units had an aggregate grant‑date fair value of $11 million.  During the years ended December 31, 2017 and 2016, we granted 689,740 and 997,362 performance‑based units, respectively, with a per unit weighted‑average grant‑date fair value of $16.25 and $11.60, respectively.  During the years ended December 31, 2017 and 2016, the vested performance‑based units had an aggregate grant‑date fair value of $7 million and $6 million, respectively.

-  81  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 16—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2018	2017
Other current liabilities
Accrued payroll and employee benefits	$182	$176
Accrued interest	184	127
Accrued taxes, other than income	69	67
Deferred revenues	87	213
Contingent liabilities	213	246
Other	11	10
Total other current liabilities	$746	$839

Other long‑term liabilities were comprised of the following (in millions):

	December 31,
	2018	2017
Other long-term liabilities
Postemployment benefit plan obligations	$355	$353
Income taxes payable	476	247
Deferred revenues	399	422
Construction contract intangible liability	132	—
Other	62	60
Total other long-term liabilities	$1,424	$1,082

Note 17—Supplemental Cash Flow Information

Net cash provided by operating activities attributable to the net change in other operating assets and liabilities was comprised of the following (in millions):

	Years ended December 31,
	2018	2017	2016
Changes in other operating assets and liabilities
Decrease in accounts receivable	$180	$230	$350
(Increase) decrease in other assets	3	(37)	28
Decrease in accounts payable and other current liabilities	(154)	(115)	(286)
(Decrease) increase in other long-term liabilities	80	(13)	(55)
Change in income taxes receivable / payable, net	125	(58)	(133)
	$234	$7	$(96)

Additional cash flow information was as follows (in millions):

	Years ended December 31,
	2018	2017	2016
Certain cash operating activities
Cash payments for interest	$570	$486	$351
Cash payments for income taxes	151	124	172

Non-cash investing and financing activities
Capital additions, accrued at end of period (a)	$30	$20	$42
Issuance of shares in business combinations (b)	2,112
Issuance of debt in business combination (c)	1,026	—	—
Issuance of shares to acquire noncontrolling interest (d)	—	—	317

(a)	Additions to property and equipment for which we had accrued a corresponding liability in accounts payable at the end of the period. See Note 6—Drilling Fleet.
(b)

In connection with our acquisition of Songa and Ocean Rig, we issued 66.9 million and 147.7 million shares, respectively, with an aggregate fair value of $735 million and $1.4 billion, respectively.  See Note 4—Business Combinations.

(c)

In connection with our acquisition of Songa, we issued $854 million aggregate principal amount of Exchangeable Bonds as partial consideration to Songa shareholders and settlement for certain Songa indebtedness.  See Note 4—Business Combinations.

(d)

In connection with our acquisition of the outstanding publicly held common units of Transocean Partners pursuant to its merger with one of our other subsidiaries, we issued 23.8 million shares.  See Note 14—Equity.

-  82  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 18—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,160	$2,160	$2,519	$2,519
Short-term investments	—	—	450	450
Restricted cash and cash equivalents	429	429	456	456
Restricted investments	123	123	33	33
Long-term debt, including current maturities	9,978	9,212	7,396	7,538
Derivative instruments, liabilities	6	6	—	—

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest.  Our cash equivalents are primarily invested in short‑term time deposits and money market funds.  The carrying amount of our cash and cash equivalents approximates fair value because of the near‑term maturities of the instruments.

Short‑term investments—The carrying amount of our unrestricted short‑term investments represents the historical cost of the time deposits in which they are invested.  The carrying amount of such short‑term investments approximates fair value because of the near‑term maturities of the instruments.

Restricted cash and cash equivalents—The carrying amount of our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order approximates fair value due to the near‑term maturities of the instruments in which the restricted balances are held.  At December 31, 2018, the aggregate carrying amount of such restricted cash and cash equivalents was $429 million, including $428 million and $1 million, recorded in current assets and other assets, respectively.  At December 31, 2017, the aggregate carrying amount of such restricted cash and cash equivalents was $456 million, including $440 million and $16 million, recorded in current assets and other assets, respectively.

Restricted investments—The carrying amount of our restricted investments, which are subject to restrictions due to court order or pledged for security of certain credit arrangements, approximates fair value because of the near‑term maturities of the instruments.  At December 31, 2018, the aggregate carrying amount of the restricted investments was $123 million, recorded in other current assets.  At December 31, 2017, the aggregate carrying amount of the restricted investments was $26 million and $7 million, recorded in current assets and other assets, respectively.

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

Note 19—Risk Concentration

Interest rate risk—Financial instruments that potentially subject us to concentrations of interest rate risk include our cash equivalents, short‑term investments, restricted cash investments, debt and capital lease obligations.  We are exposed to interest rate risk related to our cash equivalents and short‑term investments, as the interest income earned on these investments is based on variable or short‑term interest rates, which change with market interest rates.  We are also exposed to the interest rate risk related to our fixed‑rate debt when we refinance maturing debt with new debt or when we repurchase debt in open market repurchases.

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

-  83  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Labor agreements—We require highly skilled personnel to operate our drilling units.  We conduct extensive personnel recruiting, training and safety programs.  At December 31, 2018, we had approximately 6,700 employees, including approximately 800 persons engaged through contract labor providers.  Approximately 34 percent of our total workforce, working primarily in Norway, Brazil, U.K. and Australia are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations affect the market for all offshore employees not just the union members.

Note 20—Operating Segments, Geographic Analysis and Major Customers

Operating segments—We operate in a single, global market for the provision of contract drilling services to our customers.  The location of our rigs and the allocation of our resources to build or upgrade rigs are determined by the activities and needs of our customers.

Geographic analysis—Operating revenues by country were as follows (in millions):

	Years ended December 31,
	2018	2017	2016
Operating revenues
U.S.	$1,496	$1,527	$1,977
Norway	651	83	214
U.K.	162	288	551
Brazil	110	335	453
Other countries (a)	599	740	966
Total operating revenues	$3,018	$2,973	$4,161

(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10 percent of consolidated operating revenues earned.

Long‑lived assets by country were as follows (in millions):

	December 31,
	2018	2017
Long-lived assets
U.S.	$6,257	$7,541
Norway	3,260	887
Trinidad	1,841	2,563
Other countries (a)	9,050	6,411
Total long-lived assets	$20,408	$17,402

(a)	Other countries represents countries in which we operate that individually had long‑lived assets representing less than 10 percent of consolidated long‑lived assets.

Since the majority of our assets are mobile, the geographic locations of such assets at the end of the periods are not necessarily indicative of the geographic distribution of the operating revenues generated by such assets during the periods.  Although we are organized under the laws of Switzerland, we do not conduct any operations and do not have operating revenues in Switzerland.  At December 31, 2018 and 2017, the aggregate carrying amount of our long‑lived assets located in Switzerland was less than $1 million.

-  84  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Our international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances or other market disrupting events, expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which we operate.

Major customers—For the year ended December 31, 2018, Royal Dutch Shell plc (together with its affiliates, “Shell”), Chevron Corporation (together with its affiliates, “Chevron”) and Equinor ASA (together with its affiliates, “Equinor”) accounted for approximately 26 percent, 21 percent and 18 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2017, Chevron, Shell and Petróleo Brasileiro S.A. (“Petrobras”) accounted for approximately 29 percent, 17 percent, and 14 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2016, Chevron, BP, Shell and Petrobras accounted for approximately 24 percent, 12 percent, 12 percent and 11 percent, respectively, of our consolidated operating revenues.

Note 21—Quarterly Results (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2018
Operating revenues	$664	$790	$816	$748
Operating loss (a)	(4)	(917)	(305)	(25)
Net loss (a)	(212)	(1,139)	(409)	(243)
Net loss attributable to controlling interest (a)	(210)	(1,135)	(409)	(242)
Per share loss
Basic	$(0.48)	$(2.46)	$(0.88)	$(0.48)
Diluted	$(0.48)	$(2.46)	$(0.88)	$(0.48)
Weighted-average shares outstanding
Basic	438	462	463	506
Diluted	438	462	463	506

2017
Operating revenues	$785	$751	$808	$629
Operating income (loss) (b)	169	(1,542)	(1,147)	15
Net income (loss) (b)	95	(1,679)	(1,411)	(102)
Net income (loss) attributable to controlling interest (b)	91	(1,690)	(1,417)	(111)
Per share earnings (loss)
Basic	$0.23	$(4.32)	$(3.62)	$(0.28)
Diluted	$0.23	$(4.32)	$(3.62)	$(0.28)
Weighted-average shares outstanding
Basic	390	391	391	391
Diluted	390	391	391	391

(a)

First quarter, third quarter and fourth quarter included an aggregate loss of $24 million associated with Songa and Ocean Rig acquisition costs. Fourth quarter included a bargain purchase gain of $10 million associated with Ocean Rig acquisition.  Second quarter included a loss of $462 million associated with the impairment of our goodwill.  Second quarter, third quarter and fourth quarter included an aggregate loss of $999 million associated with the impairment of certain drilling units classified as assets held for sale.

(b)Second quarter and third quarter included an aggregate loss of $1.4 billion associated with the impairment of certain drilling units classified as assets held for sale.  Second quarter included a loss of $94 million associated with the impairment of our midwater floater asset group.  Second quarter included a loss of $1.6 billion associated with the sale of 10 high‑specification jackups and the novation of five high‑specification jackups under construction.  First quarter, second quarter, third quarter and fourth quarter included an aggregate loss of $55 million associated with the retirement of debt.

-  85  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 22—Subsequent Events

Senior secured notes issuance—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received approximately $538 million aggregate cash proceeds, net of discount and issue costs.  In connection with the issuance of such notes, we were required to deposit $19 million in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of interest only through August 2021, after which we will pay semiannual installments of principal and interest.  We may redeem all or a portion of the 6.875% Senior Secured Notes at any time prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after February 1, 2022 at specified redemption prices.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount, without a make‑whole provision, upon the occurrence of certain events related to the collateral rig and the related drilling contract.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate the collateral rig to declare or pay dividends to their affiliates.  The indenture also imposes a Maximum Collateral Ratio, represented by the net earnings of the rig relative to the debt balance, that changes over the term of the notes.  Through December 31, 2020, the Maximum Collateral Ratio under the indenture is 5.75 to 1.00.  The 6.875% Senior Secured Notes are secured by the assets and earnings associated with the ultra‑deepwater floater Deepwater Poseidon and the equity of the wholly owned subsidiaries that own or operate the collateral rig.

Debt tender offers—On February 5, 2019, we completed tender offers (the “2019 Tender Offers”) to purchase for cash up to $700 million aggregate purchase price of our 6.50% senior notes due November 2020 (the “6.50% Senior Notes”),  6.375% Senior Notes,  3.80% Senior Notes and 9.00% Senior Notes (collectively, the “2019 Tendered Notes”), subject to the terms and conditions specified in the related offer to purchase.  In connection with the 2019 Tender Offers, we received valid tenders from holders of an aggregate principal amount of the 2019 Tendered Notes as follows: $57 million of 6.50% Senior Notes,  $63 million of 6.375% Senior Notes, $190 million of 3.80% Senior Notes, and $200 million of 9.00% Senior Notes.  In January and February 2019, as a result of the 2019 Tender Offers, we made an aggregate cash payment of $521 million to settle the validly tendered 2019 Tendered Notes.  In the three months ending March 31, 2019, we expect to recognize an aggregate net loss of approximately $18 million associated with the retirement of debt.

Assets held for sales—Subsequent to December 31, 2018, we committed to plans to sell the ultra‑deepwater floater Ocean Rig Paros and the harsh environment floater Eirik Raude and related assets.  At December 31, 2018, the aggregate carrying amount of the assets was $12 million.

-  86  -

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States (“U.S.”) Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Internal control over financial reporting—There has been no change to our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” included in Item 8 of this annual report.

Item 9B.Other Information

None.

-  87  -

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2019 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2018.  Certain information with respect to our executive officers is set forth in Item 4 of this annual report under the caption “Executive Officers of the Registrant.”

-  88  -

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

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II ‑ Valuation and Qualifying Accounts

(In millions)

		Additions
			Charge to
	Balance at	Charge to cost	other				Balance at
	beginning of	and	accounts		Deductions		end of
	period	expenses	-describe		-describe		period

Year ended December 31, 2016
Reserves and allowances deducted from asset accounts:
Allowance for obsolete materials and supplies	148	15	—		10	(a)	153
Valuation allowance on deferred tax assets	380	32	—		—		412

Year ended December 31, 2017
Reserves and allowances deducted from asset accounts:
Allowance for obsolete materials and supplies	153	24	—		36	(a)	141
Valuation allowance on deferred tax assets	412	162	—		—		574

Year ended December 31, 2018
Reserves and allowances deducted from asset accounts:
Allowance for obsolete materials and supplies	141	12	—		19	(a)	134
Valuation allowance on deferred tax assets	574	67	40	(b)	—		681

(a)	Amount related to materials and supplies on rigs and related assets sold or classified as held for sale.
(b)

Amount primarily related to the following: (i) adjustments of $26 million to the valuation allowance and related deferred tax assets with corresponding adjustments to retained earnings associated with our adoption of the accounting standards update that requires an entity to recognize in the period in which it occurs the income tax consequences of an intra entity transfer of an asset other than inventory and (ii) an adjustment of $14 million to the valuation allowance related to deferred tax assets acquired in business combinations.

-  89  -

(3) Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
2.1

Transaction Agreement, dated August 13, 2017, among Transocean Ltd., Transocean Inc, and Songa Offshore SE (schedules and exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S‑K and will be provided to the Securities and Exchange Commission upon request)

Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017)
2.2	Amendment No. 1 to Transaction Agreement, dated September 15, 2017, among Transocean Ltd., Transocean Inc. and Songa Offshore SE	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on September 15, 2017
2.3	Amendment No. 2 to Transaction Agreement, dated December 19, 2017, among Transocean Ltd., Transocean Inc. and Songa Offshore SE	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on December 20, 2017
2.4	Agreement and Plan of Merger, dated September 3, 2018, by and among Transocean Ltd., Transocean Oceanus Holdings Limited, Transocean Oceanus Limited and Ocean Rig UDW Inc.	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on September 4, 2018
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 13, 2019
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on November 23, 2016
4.1	Credit Agreement dated June 22, 2018, among Transocean Inc., the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on June 27, 2018
4.2	Indenture, dated July 13, 2018, by and among Transocean Guardian Limited, the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on July 17, 2018
4.3	Indenture, dated July 20, 2018, by and among Transocean Pontus Limited, the Guarantors and Wells Fargo Bank, National Association.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on July 24, 2018
4.4	Indenture dated as of April 15, 1997 between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee	Exhibit 4.1 to Transocean Offshore Inc.’s Current Report on Form 8‑K (Commission File No. 001‑07746) filed on April 30, 1997
4.5

First Supplemental Indenture dated as of April 15, 1997 between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997

Exhibit 4.2 to Transocean Offshore Inc.’s Current Report on Form 8‑K (Commission File No. 001‑07746) filed on April 30, 1997
4.6	Second Supplemental Indenture dated as of May 14, 1999 between Transocean Offshore (Texas) Inc., Transocean Offshore Inc. and Chase Bank of Texas, National Association, as trustee	Exhibit 4.5 to Transocean Offshore Inc.’s Post‑Effective Amendment No. 1 to Registration Statement on Form S‑3 (Registration No. 333‑59001‑99) filed on June 29, 1999
4.7	Fifth Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit 4.4 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 19, 2008
4.8	Form of 7.45% Notes due April 15, 2027	Exhibit 4.3 to Transocean Offshore Inc.’s Current Report on Form 8‑K (Commission File No. 001‑07746) filed on April 30, 1997
4.9	Form of 8.00% Debentures due April 15, 2027	Exhibit 4.4 to Transocean Offshore Inc.’s Current Report on Form 8‑K (Commission File No. 001‑07746) filed on April 30, 1997
4.10	Officers’ Certificate establishing the terms of the 7.50% Note due April 15, 2031	Exhibit 4.3 to Transocean Sedco Forex Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on April 9, 2001
4.11	Officers’ Certificate establishing the terms of the 7.375% Notes due 2018	Exhibit 4.14 to Transocean Sedco Forex Inc.’s Annual Report on Form 10‑K (Commission File No. 333‑75899) for the fiscal year ended December 31, 2001
4.12	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S‑4 (No. 333‑39033) filed on October 30, 1997
4.13	First Supplemental Indenture dated as of June 23, 2000, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑05471) for the quarter ended June 30, 2000

-  90  -

Number	Description	Location
4.14	Second Supplemental Indenture dated as of November 20, 2001, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 to GlobalSantaFe Corporation’s Annual Report on Form 10‑K (Commission File No. 001‑14634) for the year ended December 31, 2004
4.15	Form of 7% Note Due 2028	Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8‑K (Commission File No. 001‑05471) filed on May 22, 1998
4.16	Terms of 7% Note Due 2028	Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8‑K (Commission File No. 001‑05471) filed on May 22, 1998
4.17	Senior Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.36 to Transocean Inc.’s Annual Report on Form 10‑K (Commission File No. 333‑75899) for the year ended December 31, 2007
4.18	First Supplemental Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.37 to Transocean Inc.’s Annual Report on Form 10‑K (Commission File No. 333‑75899) for the year ended December 31, 2007
4.19	Third Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 19, 2008
4.20	Fourth Supplemental Indenture, dated as of September 21, 2010, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2010
4.21	Fifth Supplemental Indenture, dated as of December 5, 2011, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on December 5, 2011
4.22	Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean Inc., Transocean Ltd. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on September 13, 2012
4.23

Credit Agreement dated June 30, 2014 among Transocean Inc., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and DNB Bank, ASA, New York Branch, as co‑syndication agents, and The Bank of Tokyo‑Mitsubishi UFJ, Ltd., Crédit Agricole Corporate and Investment Bank and Wells Fargo Bank, National Association, as co‑documentation agents

Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 2, 2014
4.24	Guarantee Agreement dated June 30, 2014 among Transocean Ltd. and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 2, 2014
4.25	Indenture, dated as of July 21, 2016, by and among Transocean Inc., the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on July 22, 2016
4.26	Indenture, dated as of October 19, 2016, by and among Transocean Phoenix 2 Limited, Transocean Ltd., Transocean Inc., Triton Capital II GmbH and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (C omission File No. 000‑53533) filed on October 20, 2016
4.27	Indenture, dated December 8, 2016, by and among Transocean Proteus Limited, the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on December 8, 2016
4.28	Indenture dated as of October 17, 2017, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on October 17, 2017
4.29	Indenture, dated January 30, 2018, among Transocean Inc., Transocean Ltd., as guarantor, and Computershare Trust Company N.A. and Computershare Trust Company of Canada, as co-trustees	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018
4.30	Form of 0.50% Exchangeable Senior Bonds due 2023	Exhibit A of Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018
4.31	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean Inc., and the security holders named therein	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑38373) filed on January 30, 2018
4.32	Indenture, dated October 25, 2018, among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed herewith
4.33	Indenture, dated February 1, 2019, by and among Transocean Poseidon Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on February 1, 2019

-  91  -

Number		Description	Location
*	10.1	First Amendment to Transocean Ltd. 2015 Long‑Term Incentive Plan	Annex B to Transocean Ltd.’s definitive proxy statement (Commission File No. 001‑38373) filed on March 20, 2018
	10.2	Form of Voting and Support Agreement, by and among Transocean Ltd. and certain shareholders of Ocean Rig UDW Inc.	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001-38373) filed on September 4, 2018
	10.3	Form of Voting and Support Agreement, by and among Ocean Rig UDW Inc. and certain shareholders of Transocean Ltd.	Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on September 4, 2018.
*	10.4	Long‑Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.5 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.5	First Amendment to Long‑Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on May 22, 2013
*	10.6	Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000	Exhibit 10.10 to Transocean Sedco Forex Inc.’s Annual Report on Form 10‑K (Commission File No. 333‑75899) for the year ended December 31, 1999
*	10.7

GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001 and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001

			Exhibit 10.33 to the GlobalSantaFe Corporation Annual Report on Form 10‑K (Commission File No. 001‑14634) for the year ended December 31, 2004
*	10.8	Amendment to Transocean Inc. Deferred Compensation Plan	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 29, 2005
	10.9	Master Separation Agreement dated February 4, 2004 by and among Transocean Inc., Transocean Holdings Inc. and TODCO	Exhibit 99.2 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on March 3, 2004
	10.10	Tax Sharing Agreement dated February 4, 2004 between Transocean Holdings Inc. and TODCO	Exhibit 99.3 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on March 3, 2004
	10.11	Amended and Restated Tax Sharing Agreement effective as of February 4, 2004 between Transocean Holdings Inc. and TODCO	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on November 30, 2006
*	10.12	Form of 2004 Performance‑Based Nonqualified Share Option Award Letter	Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on February 15, 2005
*	10.13	Form of 2004 Director Deferred Unit Award	Exhibit 10.4 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on February 15, 2005
*	10.14	Form of 2008 Director Deferred Unit Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.15	Form of 2009 Director Deferred Unit Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2009
*	10.16	Terms and Conditions of 2013 Director Deferred Unit Award	Exhibit 10.14 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.17	Terms and Conditions of 2014 Director Deferred Unit Award	Exhibit 10.15 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.18	Terms and Conditions of 2015 Director Restricted Share Unit Award	Exhibit 10.16 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.19	Performance Award and Cash Bonus Plan of Transocean Ltd.	Exhibit 10.21 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.20	Amendment to Performance Award and Cash Bonus Plan of Transocean Ltd.	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2012
*	10.21	Terms and Conditions of 2014 Executive Equity Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.22	Terms and Conditions of 2015 Executive Equity Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015

-  92  -

Number		Description	Location
*	10.23	Terms and Conditions of the July 2008 Nonqualified Share Option Award	Exhibit 10.2 to Transocean Inc.’s Form 10‑Q (Commission File No. 333‑75899) for the quarter ended June 30, 2008
*	10.24	Terms and Conditions of the February 2009 Nonqualified Share Option Award	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.25	Terms and Conditions of the February 2012 Long Term Incentive Plan Award	Exhibit 10.28 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2011
*	10.26	Transocean Ltd. Incentive Recoupment Policy	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2012
	10.27	Form of Novation Agreement dated as of November 27, 2007 by and among GlobalSantaFe Corporation, Transocean Offshore Deepwater Drilling Inc. and certain executives	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 3, 2007
*	10.28	Global Marine Inc. 1990 Non‑Employee Director Stock Option Plan	Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10‑K (Commission File No. 001‑05471) for the year ended December 31, 1991
*	10.29	First Amendment to Global Marine Inc. 1990 Non‑Employee Director Stock Option Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑05471) for the quarter ended June 30, 1995
*	10.30	Second Amendment to Global Marine Inc. 1990 Non‑Employee Director Stock Option Plan	Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10‑K (Commission File No. 001‑05471) for the year ended December 31, 1996
*	10.31	1997 Long‑Term Incentive Plan	GlobalSantaFe Corporation’s Registration Statement on Form S‑8 (No. 333‑7070) filed June 13, 1997
*	10.32	Amendment to 1997 Long Term Incentive Plan	Exhibit 10.25 of GlobalSantaFe Corporation’s Annual Report on Form 20‑F (Commission File No. 001‑14634) for the year ended December 31, 1998
*	10.33	Amendment to 1997 Long Term Incentive Plan, dated December 1, 1999	Exhibit 10.33 of GlobalSantaFe Corporation’s Annual Report on Form 20‑F (Commission File No. 001‑14634) for the year ended December 31, 1999
*	10.34	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑05471) for the quarter ended March 31, 1998
*	10.35	First Amendment to GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10‑Q (Commission File No. 001‑05471) for the quarter ended June 30, 2000
*	10.36	GlobalSantaFe Corporation 2001 Non‑Employee Director Stock Option and Incentive Plan	Exhibit 4.8 of GlobalSantaFe Corporation’s Registration Statement on Form S‑8 (No. 333‑73878) filed on November 21, 2001
*	10.37	GlobalSantaFe Corporation 2001 Long‑Term Incentive Plan	Exhibit A to GlobalSantaFe Corporation’s definitive proxy statement (Commission File No. 001‑14634) filed on March 21, 2001
*	10.38	GlobalSantaFe 2003 Long‑Term Incentive Plan (as Amended and Restated Effective June 7, 2005)	Exhibit 10.4 to GlobalSantaFe Corporation’s Quarterly Report on Form 10‑Q (Commission File No. 001‑14634) for the quarter ended June 30, 2005
*	10.39	Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009	Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008
*	10.40	Transocean U.S. Supplemental Retirement Benefit Plan, as amended and restated, effective as of November 27, 2007	Exhibit 10.11 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on December 3, 2007
*	10.41	GlobalSantaFe Corporation Supplemental Executive Retirement Plan	Exhibit 10.1 to the GlobalSantaFe Corporation Quarterly Report on Form 10‑Q (Commission File No. 001‑14634) for the quarter ended September 30, 2002
*	10.42	Transocean U.S. Supplemental Savings Plan	Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2008

-  93  -

Number		Description	Location
	10.43	Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8‑K (Commission File No. 333‑75899) filed on October 10, 2008
*	10.44	Form of Assignment Memorandum for Executive Officers	Exhibit 10.6 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on December 19, 2008
	10.45	Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to Deepwater Horizon, as amended	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarterly period ended June 30, 2010
*	10.46	Executive Severance Benefit Policy	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on February 23, 2012
*	10.47	Transocean Ltd. 2015 Long‑Term Incentive Plan	Annex B to Transocean Ltd.’s definitive proxy statement (Commission File No. 000‑53533) filed on March 23, 2015
	10.48

Term Sheet Agreement for a Transocean and PSC/DHEPDS Settlement, dated May 20, 2015, among Triton Asset Leasing GmbH, Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., Transocean Holdings LLC, the Plaintiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class

			Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended June 30, 2015
	10.49

Confidential Settlement Agreement, Mutual Releases and Agreement to Indemnify, dated May 20, 2015, among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, BP Exploration and Production Inc. and BP America Production Co.

			Exhibit 10.6 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended June 30, 2015
	10.50

Transocean Punitive Damages and Assigned Claims Settlement Agreement, dated May 29, 2015, among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, the Plaintiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class

			Exhibit 10.7 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended June 30, 2015
*	10.51	Employment Agreement among Transocean Ltd., Transocean Offshore Deepwater Drilling Inc. and John Stobart dated December 1, 2015	Exhibit 10.60 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2015
*	10.52	Employment Agreement with Keelan Adamson dated August 10, 2018	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on August 14, 2018.
*	10.53	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2016
*	10.54	Employment Agreement with Mark L. Mey effective September 1, 2016	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10‑Q (Commission File No. 000‑53533) for the quarter ended September 30, 2016
	10.55	Pre‑acceptance, dated August 13, 2017, between Transocean Ltd. and Perestroika AS	Exhibit 10.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017
	10.56	Pre‑acceptance, dated August 13, 2017, between Transocean Ltd. and certain funds affiliated with Asia Research and Capital Management Ltd.	Exhibit 10.2 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017
	10.57	Form of Pre‑acceptance among Transocean Ltd. and certain shareholders of Songa Offshore SE	Exhibit 10.3 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on August 15, 2017
	10.58	Form of Amendment No. 1 to Pre‑acceptance among Transocean Ltd. and certain shareholders of Songa Offshore SE	Exhibit 10.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on September 15, 2017
	10.59	Form of Amendment No. 2 to Pre‑acceptance among Transocean Ltd. and certain shareholders of Songa Offshore SE	Exhibit 10.1 to Transocean Ltd.’s current report on Form 8‑K (Commission File No. 000‑53533) filed on December 20, 2017
	21	Subsidiaries of Transocean Ltd.	Filed herewith
	23.1	Consent of Ernst & Young LLP	Filed herewith
	24	Powers of Attorney	Filed herewith
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith

-  94  -

Number	Description	Location
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
99.1	Cooperation Guilty Plea Agreement by and among Transocean Deepwater Inc., Transocean Ltd. and the United States	Exhibit 99.2 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on January 3, 2013
99.2	Consent Decree by and among Triton Asset Leasing GmbH, Transocean Holdings LLC, Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc. and the United States	Exhibit 99.3 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on January 3, 2013
99.3

Administrative Agreement by and among Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., Triton Asset Leasing GmbH, Transocean Holdings, LLC and the United States Environmental Protection Agency dated effective as of February 25, 2013

Exhibit 99.4 to Transocean Ltd.’s Annual Report on Form 10‑K (Commission File No. 000‑53533) for the year ended December 31, 2013
101	Interactive data files	Filed herewith

*	Compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 19, 2019.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  95  -

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 19, 2019.

Signature	Title

*	Chairman of the Board of Directors
Merrill A. “Pete” Miller, Jr

/s/ Jeremy D. Thigpen	President and Chief Executive Officer
Jeremy D. Thigpen	(Principal Executive Officer)

/s/ Mark L. Mey	Executive Vice President and Chief Financial Officer
Mark L. Mey	(Principal Financial Officer)

/s/ David Tonnel	Senior Vice President and Corporate Controller
David Tonnel	(Principal Accounting Officer)

*	Director
Glyn A. Barker

*	Director
Vanessa C.L. Chang

*	Director
Frederico F. Curado

*	Director
Chad C. Deaton

*	Director
Tan Ek Kia

*	Director
Vincent J. Intrieri

*	Director
Samuel Merksamer

*	Director
Frederick W. Mohn

*	Director
Edward R. Muller

By: /s/ David Tonnel
(Attorney‑in‑Fact)

-  96  -