Form 10-Q
period 2019-03-31
Transocean Ltd.
filed 2019-04-30
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 23, 2019, 611,631,548 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10‑Q

QUARTER ENDED MARCH 31, 2019

PART I.FINANCIAL INFORMATION

Item I.Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Contract drilling revenues	$754	$664

Costs and expenses
Operating and maintenance	508	424
Depreciation and amortization	217	202
General and administrative	49	47
	774	673
Gain on disposal of assets, net	7	5
Operating loss	(13)	(4)

Other income (expense), net
Interest income	10	12
Interest expense, net of amounts capitalized	(166)	(147)
Loss on retirement of debt	(18)	—
Other, net	8	(10)
	(166)	(145)
Loss before income tax expense	(179)	(149)
Income tax expense (benefit)	(8)	63

Net loss	(171)	(212)
Net loss attributable to noncontrolling interest	—	(2)
Net loss attributable to controlling interest	$(171)	$(210)

Loss per share
Basic	$(0.28)	$(0.48)
Diluted	$(0.28)	$(0.48)

Weighted-average shares outstanding
Basic	611	438
Diluted	611	438

See accompanying notes.

-  1  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2019	2018

Net loss	$(171)	$(212)
Net loss attributable to noncontrolling interest	—	(2)
Net loss attributable to controlling interest	(171)	(210)

Components of net periodic benefit costs before reclassifications	7	(4)
Components of net periodic benefit costs reclassified to net loss	—	2

Other comprehensive income (loss) before income taxes	7	(2)
Income taxes related to other comprehensive income (loss)	—	—
Other comprehensive income (loss)	7	(2)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive income (loss) attributable to controlling interest	7	(2)

Total comprehensive loss	(164)	(214)
Total comprehensive loss attributable to noncontrolling interest	—	(2)
Total comprehensive loss attributable to controlling interest	$(164)	$(212)

See accompanying notes.

-  2  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$1,886	$2,160
Accounts receivable, net of allowance for doubtful accounts
of less than $1 at March 31, 2019 and December 31, 2018	665	604
Materials and supplies, net of allowance for obsolescence
of $135 and $134 at March 31, 2019 and December 31, 2018, respectively	488	474
Restricted cash accounts and investments	583	551
Other current assets	170	159
Total current assets	3,792	3,948

Property and equipment	25,118	25,811
Less accumulated depreciation	(5,427)	(5,403)
Property and equipment, net	19,691	20,408
Contract intangible assets	750	795
Deferred income taxes, net	58	66
Other assets	1,159	448
Total assets	$25,450	$25,665

Liabilities and equity
Accounts payable	$212	$269
Accrued income taxes	50	70
Debt due within one year	343	373
Other current liabilities	791	746
Total current liabilities	1,396	1,458

Long-term debt	9,071	9,605
Deferred income taxes, net	62	64
Other long-term liabilities	1,968	1,424
Total long-term liabilities	11,101	11,093

Commitments and contingencies

Shares, CHF 0.10 par value, 639,674,422 authorized, 142,365,398 conditionally authorized, 611,970,525 issued and 611,614,353 outstanding at March 31, 2019, and 638,285,574 authorized, 143,754,246 conditionally
authorized, 610,581,677 issued and 609,649,291 outstanding at December 31, 2018	59	59
Additional paid-in capital	13,396	13,394
Accumulated deficit	(213)	(67)
Accumulated other comprehensive loss	(296)	(279)
Total controlling interest shareholders’ equity	12,946	13,107
Noncontrolling interest	7	7
Total equity	12,953	13,114
Total liabilities and equity	$25,450	$25,665

See accompanying notes.

-  3  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	March 31,		March 31,
	2019	2018	2019	2018
	Quantity		Amount
Shares
Balance, beginning of period	610	391	$59	$37
Issuance of shares under share-based compensation plans	2	3	—	—
Issuance of shares in acquisition transactions	—	68	—	7
Balance, end of period	612	462	$59	$44

Additional paid-in capital
Balance, beginning of period			$13,394	$11,031
Share-based compensation			9	10
Issuance of shares under share-based compensation plans			—	—
Issuance of shares in acquisition transactions			—	739
Equity component of convertible debt instruments			—	172
Allocated capital for transactions with holders of noncontrolling interest			—	3
Other, net			(7)	(2)
Balance, end of period			$13,396	$11,953

Retained earnings (accumulated deficit)
Balance, beginning of period			$(67)	$1,929
Net loss attributable to controlling interest			(171)	(210)
Effect of adopting accounting standards updates			25	—
Balance, end of period			$(213)	$1,719

Accumulated other comprehensive loss
Balance, beginning of period			$(279)	$(290)
Other comprehensive income (loss) attributable to controlling interest			7	(2)
Effect of adopting accounting standards update			(24)	—
Balance, end of period			$(296)	$(292)

Total controlling interest shareholders’ equity
Balance, beginning of period			$13,107	$12,707
Total comprehensive loss attributable to controlling interest			(164)	(212)
Share-based compensation			9	10
Issuance of shares in acquisition transactions			—	746
Equity component of convertible debt instruments			—	172
Allocated capital for transactions with holders of noncontrolling interest			—	3
Other, net			(6)	(2)
Balance, end of period			$12,946	$13,424

Noncontrolling interest
Balance, beginning of period			$7	$4
Total comprehensive loss attributable to noncontrolling interest			—	(1)
Recognition of noncontrolling interest in business combination			—	33
Acquisition of noncontrolling interest			—	(30)
Allocated capital for transactions with holders of noncontrolling interest			—	(3)
Balance, end of period			$7	$3

Total equity
Balance, beginning of period			$13,114	$12,711
Total comprehensive loss			(164)	(213)
Share-based compensation			9	10
Issuance of shares in acquisition transactions			—	746
Equity component of convertible debt instruments			—	172
Recognition of noncontrolling interest in business combination			—	33
Acquisition of noncontrolling interest			—	(30)
Other, net			(6)	(2)
Balance, end of period			$12,953	$13,427

See accompanying notes.

-  4  -

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(171)	$(212)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Contract intangible asset amortization	45	19
Depreciation and amortization	217	202
Share-based compensation expense	9	10
Gain on disposal of assets, net	(7)	(5)
Loss on retirement of debt	18	—
Deferred income tax benefit	(19)	(3)
Other, net	11	13
Changes in deferred revenues, net	1	(20)
Changes in deferred costs, net	(1)	1
Changes in other operating assets and liabilities, net	(154)	98
Net cash provided by (used in) operating activities	(51)	103

Cash flows from investing activities
Capital expenditures	(52)	(53)
Proceeds from disposal of assets, net	12	13
Investments in unconsolidated affiliates	(60)	(15)
Unrestricted and restricted cash acquired in business combination	—	131
Proceeds from maturities of unrestricted and restricted investments	123	350
Deposits to unrestricted investments	—	(50)
Net cash provided by investing activities	23	376

Cash flows from financing activities
Proceeds from issuance of debt, net of discount and issue costs	540	—
Repayments of debt	(616)	(168)
Proceeds from investments restricted for financing activities	—	26
Payments to terminate derivative instruments	—	(92)
Other, net	(15)	(14)
Net cash used in financing activities	(91)	(248)

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(119)	231
Unrestricted and restricted cash and cash equivalents, beginning of period	2,589	2,975
Unrestricted and restricted cash and cash equivalents, end of period	$2,470	$3,206

See accompanying notes.

-  5  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra‑deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of March 31, 2019, we owned or had partial ownership interests in and operated 48 mobile offshore drilling units, including 31 ultra‑deepwater floaters, 13 harsh environment floaters and four midwater floaters.  As of March 31, 2019, we were constructing (i) four additional ultra‑deepwater drillships and (ii) one harsh environment semisubmersible, in which we hold a partial ownership interest.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission (the “SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, included in our annual report on Form 10‑K filed on February 19, 2019.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, assets held for sale, property and equipment, intangibles,  leases, income taxes, contingencies, share‑based compensation and postemployment benefit plans.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Leases—Effective January 1, 2019, we adopted the accounting standards update that requires lessees to recognize a right‑of‑use asset and lease liability for virtually all leases and updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and revenue recognition accounting standards.  We applied the transition method that required us to recognize right‑of‑use assets and lease liabilities as of the date of our adoption with no adjustment to prior periods.  We applied the package of practical expedients that permitted us to carry forward historical lease classifications.  For our drilling contracts, which contain a lease component, we applied the practical expedient to recognize revenues based on the service component, which we determined is predominant.  As of January 1, 2019, for the finance leases under which we are the lessee, we reclassified to other assets $528 million, representing the unamortized right‑of‑use asset previously recorded in property and equipment, and we reclassified to other current liabilities and other long‑term liabilities $511 million, representing the remaining lease liability previously recorded in debt due within one year and debt.  As of January 1, 2019, for operating leases under which we are the lessee, we recorded a non‑cash adjustment to recognize an aggregate right‑of‑use asset of $95 million, recorded in other assets, and a corresponding aggregate lease liability of $133 million, recorded in other current liabilities and other long‑term liabilities.  We have accounted for lease and non‑lease components of our operating leases as a single component.  We have not recognized right‑of‑use assets or lease liabilities for our short‑term leases.  Our adoption did not have and is not expected in the future to have a material effect on our condensed consolidated statements of financial position, operations or cash flows.  See Note 8—Leases.

-  6  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Other comprehensive income—Effective January 1, 2019, we adopted the accounting standards update that allows for a  reclassification from accumulated other comprehensive loss to accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  As of January 1, 2019, as a result of our adoption, we recorded an increase of $24 million to accumulated deficit with a corresponding decrease to accumulated other comprehensive loss.

Statements of equity—Effective January 1, 2019, we adopted the SEC’s final rule that requires a reconciliation of the changes in shareholders’ equity to be presented for the current and comparative quarter and year‑to‑date periods, together with subtotals for each interim period.  The final rule permits the disclosure requirements to be made either in a separate financial statement or in a note to the financial statements.  Our adoption did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

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

Note 4—Business Combinations

Overview

In the year ended December 31, 2018, we completed the acquisitions of Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”) and Ocean Rig UDW Inc., a Cayman Islands exempted company with limited liability (“Ocean Rig”).  In the three months ended March 31, 2018,  in connection with the Songa acquisition, we incurred acquisition costs of $7 million, recorded in general and administrative costs and expenses.

Ocean Rig UDW Inc.

Consideration—To complete the Ocean Rig acquisition, we issued 147.7 million shares with a per share market value of $9.32, based on the market value of our shares on the acquisition date, and made an aggregate cash payment of $1.2 billion.  The aggregate fair value of the consideration transferred in the business combination was as follows (in millions):

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

Assets and liabilities—We estimated the fair value of assets acquired and liabilities assumed, measured as of December 5, 2018, as follows (in millions):

Total
Assets acquired
Cash and cash equivalents	$152
Accounts receivable	74
Property and equipment	2,205
Drilling contract intangible assets	275
Other assets	116

Liabilities assumed
Accounts payable and other current liabilities	72
Construction contract intangible liabilities	132
Other long-term liabilities	61
Net assets acquired	$2,557

In the three months ended March 31, 2019, as a result of adjustments to assets acquired and liabilities assumed in the Ocean Rig acquisition, we recognized a gain of $2 million, recorded in other, net, as an adjustment to the previously recognized gain on bargain purchase.  As a result of the acquisition, we recognized a cumulative net gain of $12 million associated with the bargain purchase, primarily due to the decline in the market value of our shares between the announcement date and the closing date.  We estimated the fair value of the rigs and related equipment by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the acquisition date.  We estimated the fair value of the drilling contracts by

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

Note 5—Unconsolidated Affiliates

We hold investments in various partially owned, unconsolidated companies, including a  33.0 percent ownership interest in Orion Holdings (Cayman) Limited (“Orion”), a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  We expect to operate Transocean Norge through one of our wholly owned subsidiaries, and the rig has been awarded a drilling contract that is expected to commence in July 2019.  In the three months ended March 31, 2019, we made a $59 million cash contribution to Orion.  We have agreed to contribute $33 million to Orion in January 2020.  At March 31, 2019 and December 31, 2018, the aggregate carrying amount of our investment in Orion was $150 million and $91 million, respectively, recorded in other assets.

Note 6—Revenues

Overview—The duration of our performance obligation varies by contract.  As of March 31, 2019, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  In the three months ended March 31, 2019 and 2018, we recognized revenues of $10 million and $48 million, respectively, for performance obligations satisfied in previous periods, primarily related to revenues for a customer’s contract termination and certain revenues recognized on a cash basis.

To obtain contracts with our customers, we incur costs to prepare a rig for contract and deliver or mobilize a rig to the drilling location.  We defer pre‑operating costs, including contract preparation and mobilization costs, and recognize such costs on a straight‑line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated firm period of drilling.  In the three months ended March 31, 2019 and 2018, we recognized costs of $2 million and $12 million, respectively, associated with pre‑operating costs for contracts with customers.  At March 31, 2019 and December 31, 2018, the unrecognized pre‑operating costs to obtain contracts was $3 million and $2 million, respectively, recorded in other assets.

Disaggregation—In the three months ended March 31, 2019 and 2018, we recognized revenues as follows (in millions):

	Three months ended March 31, 2019					Three months ended March 31, 2018
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$314	$—	$26	$136	$476	$349	$—	$—	$29	$378
Harsh environment floaters	—	181	—	77	258	—	122	—	82	204
Deepwater floaters	—	—	6	—	6	—	—	24	11	35
Midwater floaters	—	—	—	14	14	—	—	—	20	20
High-specification jackups	—	—	—	—	—	—	—	—	27	27
Total revenues	$314	$181	$32	$227	$754	$349	$122	$24	$169	$664

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation and capital upgrades using the straight‑line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	December 31,
	2019	2018
Deferred contract revenues, recorded in other current liabilities	$88	$87
Deferred contract revenues, recorded in other long-term liabilities	399	399
Total contract liabilities	$487	$486

-  8  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Significant changes in contract liabilities were as follows (in millions):

	Three months ended
	March 31,
	2019	2018
Total contract liabilities, beginning of period	$486	$625
Decrease due to recognition of revenues for goods and services	(37)	(65)
Increase due to goods and services transferred over time	38	45
Total contract liabilities, end of period	$487	$605

Note 7—Drilling Fleet

Construction work in progress—For the three months ended March 31, 2019 and 2018, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Three months ended
	March 31,
	2019	2018
Construction work in progress, beginning of period	$632	$1,392

Capital expenditures
Newbuild construction program	14	30
Other equipment and construction projects	38	23
Total capital expenditures	52	53
Changes in accrued capital additions	(17)	1
Construction work in progress acquired in business combination	—	26

Property and equipment placed into service
Newbuild construction program	—	(903)
Other property and equipment	(20)	(3)
Construction work in progress, end of period	$647	$566

Dispositions—During the three months ended March 31, 2019, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the deepwater floaters Jack Bates and Transocean 706,  and the midwater floater Songa Delta, along with related assets.  In the three months ended March 31, 2019, we received aggregate net cash proceeds of $11 million and recognized an aggregate net gain of $1 million, which had no tax effect, associated with the disposal of these assets.  In the three months ended March 31, 2019, we received aggregate net cash proceeds of $1 million and recognized an aggregate net gain of $6 million associated with the disposal of assets unrelated to rig sales.

During the three months ended March 31, 2018, in connection with our efforts to dispose of non‑strategic assets, we completed the sale of the ultra‑deepwater floaters Cajun Express, Sedco Energy and Sedco Express, along with related assets.  In the three months ended March 31, 2018, we received aggregate net cash proceeds of $12 million associated with the disposal of these assets.  In the three months ended March 31, 2018, we received aggregate net cash proceeds of $1 million and recognized an aggregate net gain of $5 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At March 31, 2019, the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Deepwater Frontier,  Deepwater Millennium and Ocean Rig Paros and the harsh environment floater Eirik Raude, along with related assets, was $26 million, recorded in other current assets.  At December 31, 2018,  the aggregate carrying amount of our assets held for sale, including the ultra‑deepwater floaters Deepwater Frontier and Deepwater Millennium, the deepwater floaters Jack Bates and Transocean 706 and the midwater floater Songa Delta, along with related assets, was $25 million, recorded in other current assets.

Note 8—Leases

We have operating leases expiring at various dates, principally for real estate, office space, storage facilities and operating equipment.  For one operating lease that commences in July 2019, we are managing the construction of certain improvements to the leased facility, and we expect to complete the improvements in the year ending December 31, 2019.  For this operating lease, we recognized a right‑of‑use asset and lease liability of $33 million and $65 million, respectively.  We also recognized a receivable from the lessor for $31 million as reimbursement for certain leasehold improvements.  At March 31, 2019, supplemental information for our operating leases were as follows:

March 31,
2019
Weighted-average remaining lease term, operating leases (years)	13.6
Weighted average discount rate, operating leases	6.3%

-  9  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Our finance lease of the ultra‑deepwater drillship Petrobras 10000, which is scheduled to expire in August 2029, has an implicit interest rate of 7.8 percent and requires scheduled monthly payments of $6 million through lease expiration, after which we will have the right and obligation to acquire the drillship from the lessor for one dollar.  In the three months ended March 31, 2019, amortization expense associated with right‑of‑use asset was $5 million, recorded in depreciation and amortization.

At March 31, 2019, the aggregate future minimum rental payments for our leases were as follows (in millions):

	Finance	Operating
	lease	leases
For the twelve months ending March 31,
2020	$72	$23
2021	72	11
2022	71	11
2023	71	12
2024	72	11
Thereafter	389	141
Total future minimum rental payment	747	209
Less amount representing imputed interest	(244)	(78)
Present value of future minimum rental payments	503	131
Less current portion, recorded in other current liabilities	(33)	(18)
Long-term lease liabilities, recorded in other long-term liabilities	$470	$113

In the three months ended March 31, 2019, the components of lease costs were as follows (in millions):

Three months
ended
March 31,
2019
Lease costs
Operating lease costs	$6
Short-term lease costs	1
Finance lease costs
Amortization of right-of-use assets	5
Interest on lease liabilities	10
Total lease costs	$22

In the three months ended March 31, 2019, the supplemental cash flow information for our leases were as follows (in millions):

Three months
ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6
Operating cash flows from finance lease	10
Financing cash flows from finance lease	8

-  10  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt‑related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
6.50% Senior Notes due November 2020	$229	$286	$230	$288
6.375% Senior Notes due December 2021	265	328	264	327
5.52% Senior Secured Notes due May 2022	263	282	260	280
3.80% Senior Notes due October 2022	221	411	220	408
0.50% Exchangeable Bonds due January 2023	863	863	862	862
9.00% Senior Notes due July 2023	1,050	1,250	1,027	1,221
5.875% Senior Secured Notes due January 2024	708	750	694	735
7.75% Senior Secured Notes due October 2024	480	480	470	469
6.25% Senior Secured Notes due December 2024	500	500	490	489
6.125% Senior Secured Notes due August 2025	567	600	555	588
7.25% Senior Notes due November 2025	750	750	736	736
7.50% Senior Notes due January 2026	750	750	743	742
6.875% Senior Secured Notes due February 2027	550	—	541	—
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	306	306
Finance lease contract due August 2029	—	511	—	511
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	9,529	10,094	9,414	9,978
Less debt due within one year
5.52% Senior Secured Notes due May 2022	85	83	84	81
5.875% Senior Secured Notes due January 2024	82	83	79	79
7.75% Senior Secured Notes due October 2024	60	60	57	58
6.25% Senior Secured Notes due December 2024	63	62	60	60
6.125% Senior Secured Notes due August 2025	66	66	63	63
Finance lease contract due August 2029	—	32	—	32
Total debt due within one year	356	386	343	373
Total long-term debt	$9,173	$9,708	$9,071	$9,605

Scheduled maturities—At March 31, 2019, the scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending March 31,
2020	$356
2021	589
2022	641
2023	1,442
2024	1,693
Thereafter	4,808
Total principal amount of debt	9,529
Total debt-related balances, net	(115)
Total carrying amount of debt	$9,414

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non‑credit enhanced senior unsecured long‑term debt.  As of March 31, 2019, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At March 31, 2019, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 2.75 percent and the facility fee was 0.50 percent.  At March 31, 2019, we had no borrowings outstanding, $25 million of letters of credit issued, and we had $1.0 billion of available borrowing capacity under the Secured Credit Facility.  See Note 13—Contingencies—Global Marine litigation.

Debt issuances

Senior secured notes issuance—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received approximately $538 million aggregate cash proceeds, net of discount and issue costs.  In connection with the issuance of such notes, we were required to deposit $19 million in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of interest only through August 2021, after which we will pay semiannual installments of principal and interest.  We may redeem all or a portion of the 6.875% Senior Secured Notes at any time prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make whole provision, and on or after February 1, 2022 at specified redemption prices.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount, without a make whole provision, upon the occurrence of certain events related to the collateral rig and the related drilling contract.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate the collateral rig to declare or pay dividends to their affiliates.  The indenture also imposes a Maximum Collateral Ratio, represented by the net earnings of the rig relative to the debt balance, that changes over the term of the notes.  Through December 31, 2020, the Maximum Collateral Ratio under the indenture is 5.75 to 1.00.  The 6.875% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Poseidon and the equity of the wholly owned subsidiaries that own or operate the collateral rig.

Exchangeable bonds—In the three months ended March 31, 2018, in connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”), as partial consideration for the Songa shares and as consideration for refinancing certain Songa indebtedness.  The Exchangeable Bonds may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  We recorded the Exchangeable Bonds at the aggregate fair value of $1.0 billion, measured as of the issuance date, and recorded to additional paid‑in capital the amount above par value, representing a substantial premium of $172 million.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

Debt retirements

Tender offers—On  February 5, 2019, we completed cash tender offers to purchase certain notes (the “2019 Tendered Notes”).  We received valid tenders from holders of aggregate principal amounts of the 2019 Tendered Notes as follows (in millions):

Three months
ended
March 31,
2019
6.50% Senior Notes due November 2020	$57
6.375% Senior Notes due December 2021	63
3.80% Senior Notes due October 2022	190
9.00% Senior Notes due July 2023	200
Aggregate principal amount retired	$510

Aggregate cash payment	$521
Aggregate net gain (loss)	$(18)

Repayments—In the three months ended March 31, 2018, in connection with the Songa acquisition, we assumed the indebtedness related to two bond loans and we assumed the rights and obligations under a credit agreement for a secured borrowing facility.  In the three months ended March 31, 2018, we made an aggregate cash payment equivalent to $67 million to repay the two bond loans and borrowings outstanding under the secured borrowing facility,  and we terminated the underlying credit agreement.

Note 10—Derivative Instruments

Forward exchange contracts—At March 31, 2019, we held undesignated forward exchange contracts, extending through December 2019, with an aggregate notional payment amount of $132 million and an aggregate notional receive amount of NOK 1.1 billion, representing a weighted average exchange rate of NOK 8.41 to $1.  At March 31, 2019 and December 31, 2018, the net carrying amount of our undesignated forward exchange contracts was a liability of $3 million and $6 million, respectively, recorded in other current liabilities.

Currency swaps—In connection with the Songa acquisition, we acquired undesignated currency swaps to receive Norwegian kroner in exchange for U.S. dollars.  In the three months ended March 31, 2018, we made an aggregate cash payment of $92 million to terminate the currency swaps and we recognized a loss of $11 million, recorded in other, net.

-  12  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Income Taxes

Tax provision and rate—In the three months ended March 31, 2019 and 2018, our estimated annual effective tax rate, excluding discrete items, was (10.6) percent and (42.8) percent, respectively, based on estimated annual income or loss before income taxes.  In the three months ended March 31, 2019, such discrete items included losses on retirement of debt and changes in estimates related to taxes in prior years, as described below.  In the three months ended March 31, 2018, such discrete items included acquisition costs. In the three months ended March 31, 2019, compared to the three months ended March 31, 2018, our effective tax rate increased primarily due to the increased tax expense related to the U.S. base erosion and anti‑abuse tax and changes in the relative blend of income from operations in certain jurisdictions and the loss before income taxes.  Certain changes to our operating structures in the U.S. could reduce the effect of the base erosion and anti‑abuse tax in future periods.

We consider the tax effect, if any, of the excluded items noted below, as well as settlements of prior year tax estimates, to be discrete period tax expenses or benefits.  In the three months ended March 31, 2019 and 2018, the effect of the various discrete period tax items was a net tax benefit of $25 million and $1 million, respectively.  In the three months ended March 31, 2019, such discrete items were primarily related to the reversal of various uncertain tax provisions and adjustments to our valuation allowance.  In the three months ended March 31, 2018, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years and remeasurement of the deferred tax assets for a tax rate change.  For the three months ended March 31, 2019 and 2018,  our effective tax rate, including these discrete tax items, and the excluded income and expense items noted above, was 4.5 percent and (42.2) percent, respectively, based on income or loss before income tax expense.

Tax returns—Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the timing or the outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated statement of cash flows.

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010, and in June 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  In September 2018, a portion of one of the cases was favorably closed.  As of March 31, 2019, the remaining aggregate tax assessment was for BRL 657 million, equivalent to approximately $168 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Other tax matters—We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  It is reasonably possible that we may release certain liabilities for uncertain tax positions in the year ending December 31, 2019, primarily due to resolution of certain tax settlements.  Although we are unable to predict the outcome of our tax positions, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 12—Loss Per Share

The numerator and denominator used to compute per share loss were as follows (in millions, except per share data):

	Three months ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss available to shareholders	$(171)	$(171)	$(210)	$(210)

Denominator for loss per share
Weighted-average shares outstanding	610	610	438	438
Effect of share-based awards and other equity instruments	1	1	—	—
Weighted-average shares for per share calculation	611	611	438	438

Loss per share	$(0.28)	$(0.28)	$(0.48)	$(0.48)

In the three months ended March 31, 2019 and 2018, we excluded from the calculation 12.1 million and 11.0 million share‑based awards, respectively, since the effect would have been anti‑dilutive.  In the three months ended March 31, 2019 and 2018, we excluded from the calculation 84.0 million and 56.3 million shares issuable upon conversion of the Exchangeable Bonds, respectively, since the effect would have been anti‑dilutive.

-  13  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 13—Contingencies

Legal proceedings

Macondo well incident—On April 22, 2010, the ultra‑deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc (together with its affiliates, “BP”).  Following the incident, we have been subject to civil and criminal claims, as well as causes of action, fines and penalties by local, state and federal governments.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”).    We recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At March 31, 2019 and December 31, 2018, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $158 million, recorded in other current liabilities, the majority of which is related to the settlement agreement that we and the Plaintiff Steering Committee (the “PSC”) filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”).  A significant portion of the contingencies arising from the Macondo well incident has now been resolved or is pending release of funds from escrow.  As for any actions not resolved by our previous settlements, including any claims by the 30 claimants who opted out of the PSC Settlement Agreement, we will vigorously defend those claims and pursue any and all defenses available.

On February 15, 2017, the MDL Court entered a final order and judgement approving the PSC Settlement Agreement.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million to be allocated between two classes of plaintiffs in exchange for a release of all respective claims each class has against us.  As required under the PSC Settlement Agreement,  we deposited the settlement amount into an escrow account established by the MDL Court.  In November 2018, the MDL Court released $58 million from the escrow account as the first installment to the plaintiffs.  At March 31, 2019 and December 31, 2018, the remaining cash balance in the escrow account was $156 million, recorded in restricted cash accounts and investments.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court‑appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At March 31, 2019, nine plaintiffs have claims pending in Louisiana, in which we have or may have an interest.    We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2019, the subsidiary was a defendant in approximately 184 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement, that we believe will be sufficient to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

outstanding 7.00% Notes due June 2028.  We disagree with the assertions in the lawsuit and believe that Global Marine is in compliance with the indenture and has meritorious defenses against these allegations, although it can make no assurance regarding the outcome of the lawsuit, including the actual amount that would be due in the event that the lawsuit is successful.  The notes are neither guaranteed by, nor recourse to, Transocean Ltd. or our other subsidiaries.  The claimants seek payment prior to the scheduled maturity of the principal amount of notes outstanding and accrued but unpaid interest as well as make whole amounts under the indenture.  In addition, the acceleration of the amounts due under the indenture could, absent our payment of the amounts due or otherwise staying any judgment therefrom, result in an event of default under our currently undrawn Secured Credit Facility.  We intend to vigorously defend the lawsuit.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the proceedings to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Other matters—We are involved in various tax matters, various regulatory matters and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any tax, regulatory, lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

One of our subsidiaries has been ordered by the California Regional Water Quality Control Board (“CRWQCB”) to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California, which is now a part of the San Gabriel Valley, Area 3, Superfund site.  We were also advised that one or more of our subsidiaries that formerly owned and operated the site would likely be named as a PRP.  The current property owner, an unrelated party, performed the required testing and detected no contaminants, and based on such results, we would contest any potential liability.  In discussions with CRWQCB staff, we were advised of their intent to issue us a “no further action” letter, but it has not yet been received.  We have no knowledge of the potential cost of any remediation, who else will be named as PRPs, and whether in fact any of our subsidiaries is a responsible party.  The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  It is difficult to quantify the potential cost of environmental matters and remediation obligations.  Nevertheless, based on the available information, we do not expect the ultimate liability, if any, resulting from all environmental matters, including the liability for all related pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 14—Equity

On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  To complete the acquisition, we issued 66.9 million shares with a weighted average per share market value of $10.99 and $854 million aggregate principal amount of the Exchangeable Bonds.

On the date of the Songa acquisition, we recognized noncontrolling interest of $33 million, representing the estimated fair value of the 2.3 percent ownership interest not owned by us.  On March 28, 2018, we acquired the remaining Songa shares through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  As consideration, we issued

-  15  -

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

1.1 million shares with a weighted average per share market value of $9.76 and $9 million aggregate principal amount of Exchangeable Bonds and we made an aggregate cash payment of $8 million to the Songa shareholders who elected to receive a cash payment or failed to make an election, for an aggregate fair value of $30 million.

Note 15—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$1,886	$1,886	$2,160	$2,160
Restricted cash and cash equivalents	584	584	429	429
Restricted investments	—	—	123	123
Long-term debt, including current maturities	9,414	9,423	9,978	9,212
Derivative instruments, liabilities	3	3	6	6

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

Restricted cash and cash equivalents—The carrying amount of our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order, approximates fair value due to the near‑term maturities of the instruments in which the restricted balances are held.  At March 31, 2019, the aggregate carrying amount of such restricted cash and cash equivalents was $584 million, including $583 million and less than $1 million recorded in current assets and other assets, respectively.  At December 31, 2018, the aggregate carrying amount of such restricted cash and cash equivalents was $429 million, including $428 million and $1 million recorded in current assets and other assets, respectively.

Restricted investments—The carrying amount of our restricted investments, which are held in escrow by court order, represents the amortized historical cost of the time deposits in which they are invested.  The carrying amount of such restricted investments approximates fair value because of the near‑term maturities of the instruments.

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

-  16  -

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

▪	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investment in recruitment, retention and personnel development initiatives, defined benefit pension plan contributions, the timing of severance payments and benefit payments.

Forward‑looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪	anticipates	▪	budgets	▪	estimates	▪	forecasts	▪	may	▪	plans	▪	projects	▪	should
▪	believes	▪	could	▪	expects	▪	intends	▪	might	▪	predicts	▪	scheduled

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10‑K for the year ended December 31, 2018;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to obtain drilling contracts for our rigs that do not have contracts;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	losses on impairment of long‑lived assets;
▪	shipyard, construction and other delays;
▪	the results of meetings of our shareholders;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
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

-  17  -

beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward‑looking statement is based, except as required by law.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 23, 2019, we owned or had partial ownership interests in and operated 48 mobile offshore drilling units, including 31 ultra‑deepwater floaters, 13 harsh environment floaters and four midwater floaters.  Additionally, as of April 23, 2019, we were constructing (i) four ultra‑deepwater drillships and (ii) one harsh environment semisubmersible, in which we hold a partial ownership interest.

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

Significant Events

Debt issuance—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received approximately $538 million aggregate cash proceeds, net of discount and issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt tender offers—During the three months ended March 31, 2019, we completed cash tender offers to purchase certain notes (the “2019 Tendered Notes”).  In the three months ended March 31, 2019, we made an aggregate cash payment of $521 million to settle the 2019 Tendered Notes and recognized a loss of $18 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Dispositions—During the three months ended March 31, 2019, we completed the sale of two deepwater floaters and one midwater floater, along with related assets, for which we received $11 million in aggregate net cash proceeds.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Outlook

Drilling market—Our long‑term view of the offshore drilling floater market is positive, especially for the highest specification vessels.  Brent oil prices have now exceeded $70 per barrel, recovering from the price declines that occurred in the fourth quarter of 2018, thus improving our customers’ economics for drilling oil and gas wells and providing positive support for our customers’ activity for 2019 and beyond.  Structural efficiency gains across the industry, which resulted in improved economics for offshore development, and continued favorable trends in the hydrocarbon supply‑demand balance whereby oil supply has declined relative to demand, continue to positively impact our customers’ investment decisions.

Over the past year, opportunities have continued to increase for our drilling services.  In markets requiring harsh environment floating drilling rigs, such as the Norwegian and U.K. North Sea and eastern Canada, the limited supply of these specialized rigs has improved market conditions for the existing fleet and has resulted in the placement of several newbuild rigs at improving terms and conditions.  Outside of harsh environment markets, the excess supply of marketed ultra‑deepwater floaters relative to demand is now decreasing, as utilization continues to improve and dayrates are now being positively impacted by improved contract activity.  With the improved hydrocarbon supply‑demand balance, we expect that stability in oil prices will ultimately result in greater demand for ultra‑deepwater drilling rigs and further improvement of dayrates as utilization continues to tighten.

As of April 17, 2019, our contract backlog was $12.1 billion.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished as oil prices have improved and stabilized.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.    As of April 17, 2019, the uncommitted fleet rates for the remainder of 2019 and each of the four years in the period ending December 31, 2023 were as follows:

-  18  -

	2019	2020	2021	2022	2023
Uncommitted fleet rate
Ultra-deepwater floaters	50%	62%	74%	86%	86%
Harsh environment floaters	23%	55%	64%	69%	83%
Midwater floaters	74%	75%	98%	100%	100%

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

	April 17,	February 11,	October 22,
	2019	2019	2018
Contract backlog	(In millions)
Ultra-deepwater floaters	$8,480	$8,404	$7,435
Harsh environment floaters	3,565	3,716	3,974
Deepwater floaters	—	—	4
Midwater floaters	85	97	102
Total contract backlog	$12,130	$12,217	$11,515

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues, excluding revenues for contract terminations and reimbursements, earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	March 31,	December 31	March 31,
	2019	2018	2018
Average daily revenue
Ultra-deepwater floaters	$339,900	$337,100	$381,600
Harsh environment floaters	$286,300	$290,500	$279,100
Deepwater floaters	$—	$154,500	$193,400
Midwater floaters	$88,600	$90,800	$111,500
High-specification jackups	$—	$314,300	$150,000
Total fleet average daily revenue	$306,500	$293,100	$287,600

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may also be affected by revenues for lump sum bonuses or demobilization fees received from our customers and is reduced by the amortization of the contract intangible assets acquired in the Songa acquisition.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high‑specification jackups are typically contracted at lower dayrates compared to ultra‑deepwater floaters and harsh environment floaters.  We no longer operate deepwater floaters or high‑specification jackups.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, unless we continue to operate rigs subsequent to sale, in which case we remove the rigs at the time of completion or novation of the contract.

-  19  -

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

	Three months ended
	March 31,	December 31	March 31,
	2019	2018	2018
Revenue efficiency
Ultra-deepwater floaters	100%	99%	88%
Harsh environment floaters	94%	91%	95%
Deepwater floaters	—%	91%	93%
Midwater floaters	92%	96%	97%
High-specification jackups	—%	100%	99%
Total fleet average revenue efficiency	98%	96%	92%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31	March 31,
	2019	2018	2018
Rig utilization
Ultra-deepwater floaters	47%	54%	35%
Harsh environment floaters	80%	82%	84%
Deepwater floaters	—%	67%	100%
Midwater floaters	40%	50%	38%
High-specification jackups	—%	100%	97%
Total fleet average rig utilization	56%	62%	52%

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

-  20  -

Operating Results

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	March 31,
	2019	2018	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,450	2,153	297	14%
Average daily revenue	$306,500	$287,600	$18,900	7%
Revenue efficiency	98%	92%
Rig utilization	56%	52%

Contract drilling revenues	$754	$664	$90	14%

Operating and maintenance expense	(508)	(424)	(84)	(20)%
Depreciation and amortization expense	(217)	(202)	(15)	(7)%
General and administrative expense	(49)	(47)	(2)	(4)%
Gain on disposal of assets, net	7	5	2	40%
Operating loss	(13)	(4)	(9)	nm

Other income (expense), net
Interest income	10	12	(2)	(17)%
Interest expense, net of amounts capitalized	(166)	(147)	(19)	(13)%
Loss on retirement of debt	(18)	—	(18)	nm
Other, net	8	(10)	18	nm
Loss before income tax expense	(179)	(149)	(30)	(20)%
Income tax (expense) benefit	8	(63)	71	nm
Net loss	$(171)	$(212)	$41	19%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the following: (a) approximately $120 million resulting from operations acquired in the Ocean Rig and Songa acquisitions, (b) approximately $55 million resulting from increased operating activity, (c) approximately $20 million resulting from our newbuild ultra‑deepwater drillship that commenced operations in February 2018 and (d) approximately $15 million resulting from higher revenue efficiency.  These increases were partially offset by the following decreases: (a) approximately $55 million resulting from rigs sold or classified as held for sale, (b) $40 million lower revenues resulting from contract early terminations and cancellations recognized in the three months ended March 31, 2018 and (c) approximately $25 million resulting from lower dayrates.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the following: (a) approximately $65 million resulting from operations acquired in the Ocean Rig and Songa acquisitions, (b) approximately $30 million resulting from the reactivation of two rigs, (c) approximately $10 million resulting from increased operating activity and (d) approximately $5 million resulting from our newbuild ultra‑deepwater drillship that commenced operations in February 2018.  These increases were partially offset by a decrease of approximately $25 million resulting from rigs sold or classified as held for sale.

Depreciation and amortization expense increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the following: (a) approximately $26 million resulting from the rigs acquired in the Ocean Rig and Songa acquisitions and (b) approximately $3 million resulting from our newbuild ultra‑deepwater drillship placed into service in February 2018.  These increases were partially offset by the following decreases: (a) approximately $14 million resulting from rigs sold or classified as held for sale and (b) approximately $2 million resulting from the retirement or full depreciation of certain assets.

General and administrative costs and expenses increased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the following: (a) approximately $6 million resulting from personnel and other costs related to Ocean Rig and (b) approximately $2 million resulting from legal and professional fees, partially offset by (c) $7 million of costs related to the Songa acquisition in the prior‑year period.

Gain on disposal of assets—In the three months ended March 31, 2019, we recognized an aggregate net gain of $1 million associated with the sale of two deepwater floaters and one midwater floater, along with related assets.  In the three months ended March 31, 2019 and 2018, we recognized an aggregate net gain of $6 million and $5 million, respectively, associated with the disposal of assets unrelated to rig sales.

-  21  -

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the following: (a) approximately $44 million resulting from debt issued subsequent to March 31, 2018 and (b) approximately $4 million resulting from reduced capitalization of interest costs, partially offset by a decrease of (c) approximately $26 million resulting from the retirement of debt.

In the three months ended March 31, 2019, we recognized a loss of $18 million resulting from retirement of the validly tendered 2019 Tendered Notes, with no comparable activity in the prior‑year period.

Other expenses, net, decreased in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily related to a $15 million decreased loss resulting from currency exchange, primarily related to derivative instruments acquired in the Songa acquisition in the prior‑year period.

Income tax expense—In the three months ended March 31, 2019 and 2018, our effective tax rate was 4.5 percent and (42.2) percent, respectively, based on loss before income tax expense.  In the three months ended March 31, 2019 and 2018, the effect of the various discrete period tax items was a net tax benefit of $25 million and $1 million, respectively.  In the three months ended March 31, 2019, such discrete items were related to various items, including reversals of various uncertain tax positions and changes in the valuation allowance related to deferred tax assets.  In the three months ended March 31, 2018, such discrete items were primarily related to the tax benefit of changes in unrecognized tax benefits associated with tax positions taken in prior years and remeasurement of the deferred tax assets for a tax rate change.  In the three months ended March 31, 2019 and 2018, our effective tax rate, excluding discrete items, was (10.6) percent and (42.8) percent, respectively, based on loss before income tax expense.  In the three months ended March 31, 2019 compared to the three months ended March 31, 2018, our effective tax rate increased primarily due to the increased tax expense related to the U.S. base erosion and anti‑abuse tax and changes in the relative blend of income from operations in certain jurisdictions and the loss before income taxes.  Certain changes to our operating structures in the U.S. could reduce the effect of the base erosion and anti‑abuse tax in future periods.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended March 31, 2019, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Switzerland, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2019, we had $1.9 billion in unrestricted cash and cash equivalents and $584 million in restricted cash and cash equivalents.  In the three months ended March 31, 2019, our primary sources of cash were as follows: (1) net cash proceeds from the issuance of debt and (2) proceeds from maturities of restricted investments.  Our primary uses of cash were as follows: (a) repayments of debt, (b) investments in unconsolidated affiliates, (c) capital expenditures and (d) our operating activities.

	Three months ended
	March 31,
	2019	2018	Change
	(In millions)
Cash flows from operating activities
Net loss	$(171)	$(212)	$41
Non-cash items, net	274	236	38
Changes in operating assets and liabilities, net	(154)	79	(233)
	$(51)	$103	$(154)

Net cash used in operating activities increased primarily due to increased cash used in our operations, including payments for suppliers and interest.

-  22  -

	Three months ended
	March 31,
	2019	2018	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(52)	$(53)	$1
Proceeds from disposal of assets, net	12	13	(1)
Unrestricted and restricted cash acquired in business combination	—	131	(131)
Investments in unconsolidated affiliates	(60)	(15)	(45)
Proceeds from unrestricted and restricted short-term investments, net of deposits	123	300	(177)
	$23	$376	$(353)

Net cash provided by investing activities decreased primarily due to (a) reduced proceeds from maturities of short‑term investments, net of deposits, (b) unrestricted and restricted cash acquired in the Songa acquisition in the three months ended March 31, 2018 with no comparable activity in the current‑year period and (c) increased investments in unconsolidated affiliates.

	Three months ended
	March 31,
	2019	2018	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discount and issue costs	$540	$—	$540
Repayments of debt	(616)	(168)	(448)
Proceeds from investments restricted for financing activities	—	26	(26)
Payments to terminate derivative instruments	—	(92)	92
Other, net	(15)	(14)	(1)
	$(91)	$(248)	$157

Net cash used in financing activities decreased primarily due to (a) net cash proceeds from the issuance of the 6.875% Senior Secured Notes in the three months ended March 31, 2019 with no comparable activity in the prior‑year period and (b) cash paid to terminate certain derivative instruments assumed in the Songa acquisition in the three months ended March 31, 2018 with no comparable activity in the current‑year period, partially offset by (c) increased cash used to repay debt, primarily related to settling the 2019 Tendered Notes.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Senior Credit Facility, as defined below, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

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

Our internally generated cash flows are directly related to our business and the market sectors in which we operate.  We have generated positive cash flows from operating activities over recent years and, while we cannot provide assurances, we currently expect that such cash flows will be positive over the next year.  However, among other factors, if the drilling market deteriorates, or if we experience poor operational results, or if we incur expenses to, for example, reactivate, stack or otherwise assure the marketability of our fleet, cash flows from operations may be reduced or negative.

Business combinations—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares as partial consideration for the acquisition of Songa shares.  Additionally, we issued $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”) as partial consideration for the acquisition of Songa shares and partial settlement of

-  23  -

certain Songa indebtedness.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. at any time prior to maturity at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  Holders of Exchangeable Bonds may require us to repurchase all or a portion of such holder’s Exchangeable Bonds upon the occurrence of certain events.

On December 5, 2018, we acquired Ocean Rig in a merger transaction, and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million shares and made an aggregate cash payment of $1.2 billion.

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured credit facility (the “Secured Credit Facility”), which is scheduled to expire on the earlier of (i) June 22, 2023 and (ii) if greater than $300 million aggregate principal amount of our 9.00% senior notes due July 2023 remain outstanding in April 2023, such date.  The Secured Credit Facility is initially secured by, among other things, a lien on the ultra‑deepwater floaters Deepwater Asgard, Deepwater Invictus and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility (see Notes to Consolidated Financial Statements—Note 9—Debt and Note 13—Contingencies—Global Marine litigation).  At April 23, 2019, we had no borrowings outstanding, $25 million of letters of credit issued, and we had $1.0 billion of available borrowing capacity under the Secured Credit Facility.

Investments in unconsolidated affiliates—We hold a 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (“Orion”), a Cayman Islands company formed to construct and own the newbuild harsh environment semisubmersible Transocean Norge.  In January 2019, we made a cash contribution of $59 million to Orion.  In the year ended December 31, 2018, we made an initial investment of $91 million.  We have agreed to contribute $33 million in January 2020.  Additionally, in the year ended December 31, 2018, we made cash contributions of $16 million to other companies involved in researching and developing technology to improve automation in drilling and other activities.

Debt issuances—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% Senior Secured Notes, and we received aggregate cash proceeds of $538 million, net of discount and issue costs.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rig Deepwater Poseidon to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 6.875% Senior Secured Notes at any time prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after February 1, 2022, at specified redemption prices.

On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% senior notes due November 2025 (the “7.25% Senior Notes”), and we received aggregate cash proceeds of $735 million, net of issue costs.  We may redeem all or a portion of the 7.25% Senior Notes at any time prior to November 1, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision, and on or after November 1, 2021, at specified redemption prices.

In July 2018, we issued $750 million aggregate principal amount of the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”) and $600 million aggregate principal amount of 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes” and together with the 5.875% Senior Secured Notes, the “2018 Senior Secured Notes”), and we received aggregate cash proceeds of $733 million and $586 million, respectively, net of discount and issue costs.  The indentures that govern the 2018 Senior Secured Notes contain covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs Transocean Enabler,  Transocean Encourage and Deepwater Pontus to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 2018 Senior Secured Notes at a price equal to 100 percent of the aggregate principal amount plus a make‑whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount without a make‑whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.

Debt assumptions and repayments—In connection with the Songa acquisition, we assumed rights and obligations under credit agreements establishing two senior secured term loan facilities (the “Senior Secured Term Loans”) and a subscription agreement establishing a junior secured bond facility (the “Junior Secured Bonds”).  In the year ended December 31, 2018, we made an aggregate cash payment of $1.6 billion to repay the borrowings under the Senior Secured Term Loans and the Junior Secured Bonds and terminated the underlying credit agreements and subscription agreement.

In connection with the Songa acquisition, we assumed the indebtedness related to two bond loans and we assumed the rights and obligations under a credit agreement for a secured borrowing facility.  In the year ended December 31, 2018, we made an aggregate

-  24  -

cash payment equivalent to  $67 million to repay the two bond loans and the borrowings outstanding under the secured borrowing facility, and we terminated the underlying credit agreement.

Debt tender offers—On February 5, 2019, we completed cash tender offers to purchase the 2019 Tendered Notes.  We received valid tenders from holders of $510 million aggregate principal amount of the 2019 Tendered Notes, and we made an aggregate cash payment of $521 million to settle the 2019 Tendered Notes.

Derivative instruments—In connection with the Songa acquisition, we acquired certain currency swaps.  In February 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee (the “PSC”), we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, and in exchange, the two classes of plaintiffs agreed to release all respective claims against us.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving the PSC Settlement Agreement.  As required under the PSC Settlement Agreement, we made a cash deposit of $212 million into an escrow account established by the MDL Court for the settlement.  In November 2018, the MDL Court released $58 million from the escrow account as the first installment to the plaintiffs.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  In the three months ended March 31, 2019 and the year ended December 31, 2018, we did not purchase shares under our share repurchase program.  At April 23, 2019, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.2 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of March 31, 2019, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2018:

		For the twelve months ending March 31,
	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(in millions)
Contractual obligations
Debt	$9,529	$356	$1,230	$3,135	$4,808
Interest on debt	4,806	617	1,140	904	2,145
Total	$14,335	$973	$2,370	$4,039	$6,953

Other commercial commitments—As of March 31, 2019, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2018.

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

In connection with the Songa acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  In connection with the Ocean Rig acquisition, we acquired 11 mobile offshore drilling units, including nine ultra‑deepwater floaters and two harsh environment floaters and the contracts relating to the construction of two ultra‑deepwater drillships.  See Notes to Condensed Consolidated Financial Statements—Note 4—Business Combinations.

We hold a 33.0 percent interest in Orion, the company that is constructing and owns the newbuild harsh environment semisubmersible Transocean Norge.  The Moss Maritime CS60 design is considered among the most capable newbuild semisubmersibles in the world.  In the three months ended March 31, 2019 and the year ended December 31, 2018, we made a cash contribution of $59 million and $91 million, respectively, to Orion.  We expect to operate the rig, through one of our wholly owned subsidiaries, under a

-  25  -

six-well drilling contract that is expected to commence in July 2019.  See Notes to Consolidated Financial Statements—Note 5—Unconsolidated Affiliates.

In the three months ended March 31, 2019, we made capital expenditures of $52 million, including capitalized interest of $9 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  The historical and projected capital expenditures, capitalized interest and other cash or non‑cash capital additions for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	three months	nine months			Total
	through	ended	ending			estimated
	December 31,	March 31,	December 31,	For the years ending December 31,		costs
	2018	2019	2019	2020	2021	at completion
	(In millions)
Ocean Rig Santorini (a)	$—	$—	$444	$26	$—	$470
Ultra-Deepwater drillship TBN1 (b)	293	7	49	510	41	900
Ocean Rig Crete (a)	—	1	2	607	15	625
Ultra-Deepwater drillship TBN2 (c)	216	6	98	168	597	1,085
Total	$509	$14	$593	$1,311	$653	$3,080

(a)

Ocean Rig Santorini and Ocean Rig Crete, two ultra‑deepwater drillships under construction at Samsung Heavy Industries Co., Ltd. shipyard in South Korea, do not yet have drilling contracts and are expected to be delivered in the fourth quarter of 2019 and the third quarter of 2020, respectively.  Upon delivery of Ocean Rig Santorini and Ocean Rig Crete, the remaining obligations to the shipyard are expected to be $360 million and $520 million, respectively, and are included in the above table.  The shipyard agreed to finance the expected remaining obligations at an interest rate of three percent per annum, payable semiannually, with principal due at maturity in June 2023 and January 2024, respectively.  Following delivery of Ocean Rig Santorini and Ocean Rig Crete, we have included estimated costs of $30 million to mobilize the rig to a location where it may be placed in service.

(b)

Our unnamed ultra‑deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore does not yet have a drilling contract and is expected to be delivered in the fourth quarter of 2020.  Following delivery of the unnamed ultra‑deepwater drillship, we have included estimated costs of $40 million to mobilize the rig to a location where it may be placed in service.

(c)

Our unnamed ultra‑deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore is expected to commence operations in the first quarter of 2022.  The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer, Chevron.

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

Dispositions—From time to time, we may also review the possible disposition of non‑strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower‑specification drilling units for scrap value.  During the three months ended March 31, 2019, we identified two such drilling units that we intend to sell for scrap value.  During the year ended December 31, 2018, we identified eight such drilling units that we have sold or intend to sell for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.  During the three months ended March 31, 2019, we completed the sale of two deepwater floaters and one midwater floater, along with related assets, and we received net cash proceeds of $11 million.  During the year ended December 31, 2018, we completed the sale of six ultra‑deepwater floaters, one deepwater floater and one midwater floater, along with related assets, and we received net cash proceeds of $36 million.

Other Matters

Regulatory matters

From time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  See Notes to Condensed Consolidated Financial Statements—Note 13—Contingencies.

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions

-  26  -

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  We disclose our significant accounting policies in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10‑Q and in Note 2 to our consolidated financial statements in our annual report on Form 10‑K for the year ended December 31, 2018.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2018.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of March 31, 2019, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Accounting Standards Updates

For a discussion of the new accounting standards updates that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—Accounting Standards Updates in this quarterly report on Form 10‑Q and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the year ended December 31, 2018.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long‑term debt, including current maturities.  Additionally, we are exposed to currency exchange rate risk related to our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2018.

Interest rate risk—The following table presents the notional amounts and related weighted‑average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of March 31, 2019 for the 12‑month periods ending March 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$356	$589	$641	$1,442	$1,693	$4,808	$9,529	$9,423
Average interest rate	6.22%	6.32%	7.16%	2.80%	7.95%	7.25%

___________________________________

(a)	Expected maturity amounts are based on the face value of debt.

At March 31, 2019 and December 31, 2018, the fair value of debt, presented above, was $9.4 billion and $9.2 billion, respectively.  During the three months ended March 31, 2019, the fair value of such debt increased by $211 million due to the following: (a) an increase of approximately $759 million due to changes in market prices for our outstanding debt and, (b) an increase of approximately $573 million due to the issuance of 6.875% Senior Secured Notes partially offset by (c) a decrease of approximately $544 million due to the reclassification of a finance lease contract to lease liabilities, recorded in other long-term liabilities, (d) a decrease of approximately $486 million due to the completion of cash tender offers to purchase certain notes on February 5, 2019 and (e) a decrease of approximately $91 million due to the repayment of debt at scheduled maturities.

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

-  27  -

information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters—Consent Decree” in our annual report on Form 10‑K for the year ended December 31, 2018.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10‑K for the year ended December 31, 2018.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2019, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs (a)	(in millions) (a)
January 2019	—	$—	—	$3,259
February 2019	238,945	8.35	—	3,259
March 2019	604,222	8.36	—	3,259
Total	843,167	$8.36	—	$3,259

(a)

In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion.  At March 31, 2019, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.3 billion.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

-  28  -

Item 6.Exhibits

(a)	Exhibits

The following exhibits are filed in connection with this Report:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on February 13, 2019
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8‑K (Commission File No. 000‑53533) filed on November 23, 2016
4.1	Indenture, dated February 1, 2019, by and among Transocean Poseidon Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd’s Current Report on Form 8‑K (Commission File No. 001‑38373) filed on February 1, 2019
4.2

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Phoenix 2 Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of October 19, 2016

Filed herewith
4.3

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Proteus Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of December 8, 2016

Filed herewith
4.4

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Pontus Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of July 20, 2018

Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes‑Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	Furnished herewith
101	Interactive data files	Filed herewith

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

-  29  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on April 30, 2019.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

-  30  -