Form 10-Q
period 2019-06-30
Transocean Ltd.
filed 2019-07-30
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-38373

Transocean Ltd.

(Exact name of registrant as specified in its charter)

Switzerland	98-0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Turmstrasse 30 Steinhausen, Switzerland	6312
(Address of principal executive offices)	(Zip Code)

+41 (41) 749-0500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Shares, CHF 0.10 par value	RIG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑ Accelerated Filer ◻ Non-accelerated Filer ◻ Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of July 23, 2019, 611,803,445 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2019

PART I.FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Contract drilling revenues	$758	$790	$1,512	$1,454

Costs and expenses
Operating and maintenance	510	431	1,018	855
Depreciation and amortization	219	211	436	413
General and administrative	45	52	94	99
	774	694	1,548	1,367
Loss on impairment	(1)	(1,014)	(1)	(1,014)
Gain (loss) on disposal of assets, net	(10)	1	(3)	6
Operating loss	(27)	(917)	(40)	(921)

Other income (expense), net
Interest income	12	13	22	25
Interest expense, net of amounts capitalized	(168)	(148)	(334)	(295)
Loss on retirement of debt	(9)	(2)	(27)	(2)
Other, net	23	—	31	(10)
	(142)	(137)	(308)	(282)
Loss before income tax expense	(169)	(1,054)	(348)	(1,203)
Income tax expense	37	85	29	148

Net loss	(206)	(1,139)	(377)	(1,351)
Net income (loss) attributable to noncontrolling interest	2	(4)	2	(6)
Net loss attributable to controlling interest	$(208)	$(1,135)	$(379)	$(1,345)

Loss per share
Basic	$(0.34)	$(2.46)	$(0.62)	$(2.99)
Diluted	$(0.34)	$(2.46)	$(0.62)	$(2.99)

Weighted-average shares outstanding
Basic	612	462	612	450
Diluted	612	462	612	450

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(206)	$(1,139)	$(377)	$(1,351)
Net income (loss) attributable to noncontrolling interest	2	(4)	2	(6)
Net loss attributable to controlling interest	(208)	(1,135)	(379)	(1,345)

Components of net periodic benefit costs before reclassifications	—	1	7	(3)
Components of net periodic benefit costs reclassified to net loss	1	—	1	2

Other comprehensive income (loss) before income taxes	1	1	8	(1)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	1	1	8	(1)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	1	1	8	(1)

Total comprehensive loss	(205)	(1,138)	(369)	(1,352)
Total comprehensive income (loss) attributable to noncontrolling interest	2	(4)	2	(6)
Total comprehensive loss attributable to controlling interest	$(207)	$(1,134)	$(371)	$(1,346)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$2,243	$2,160
Accounts receivable, net of allowance for doubtful accounts
of less than $1 at December 31, 2018	645	604
Materials and supplies, net of allowance for obsolescence
of $133 and $134 at June 30, 2019 and December 31, 2018, respectively	488	474
Restricted cash accounts and investments	610	551
Other current assets	222	159
Total current assets	4,208	3,948

Property and equipment	25,220	25,811
Less accumulated depreciation	(5,626)	(5,403)
Property and equipment, net	19,594	20,408
Contract intangible assets	703	795
Deferred income taxes, net	71	66
Other assets	1,048	448
Total assets	$25,624	$25,665

Liabilities and equity
Accounts payable	$276	$269
Accrued income taxes	29	70
Debt due within one year	349	373
Other current liabilities	807	746
Total current liabilities	1,461	1,458

Long-term debt	9,378	9,605
Deferred income taxes, net	208	64
Other long-term liabilities	1,820	1,424
Total long-term liabilities	11,406	11,093

Commitments and contingencies

Shares, CHF 0.10 par value, 639,674,422 authorized, 142,365,398 conditionally authorized, 617,970,525 issued and 611,741,184 outstanding at June 30, 2019, and 638,285,574 authorized, 143,754,246 conditionally
authorized, 610,581,677 issued and 609,649,291 outstanding at December 31, 2018	59	59
Additional paid-in capital	13,405	13,394
Accumulated deficit	(421)	(67)
Accumulated other comprehensive loss	(295)	(279)
Total controlling interest shareholders’ equity	12,748	13,107
Noncontrolling interest	9	7
Total equity	12,757	13,114
Total liabilities and equity	$25,624	$25,665

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Shares
Balance, beginning of period	$59	$44	$59	$37
Issuance of shares in acquisition transactions	—	—	—	7
Balance, end of period	$59	$44	$59	$44

Additional paid-in capital
Balance, beginning of period	$13,396	$11,953	$13,394	$11,031
Share-based compensation	10	18	19	28
Issuance of shares in acquisition transactions	—	—	—	739
Equity component of convertible debt instruments	—	—	—	172
Acquisition of redeemable noncontrolling interest	—	53	—	53
Allocated capital for transactions with holders of noncontrolling interest	—	—	—	3
Other, net	(1)	(2)	(8)	(4)
Balance, end of period	$13,405	$12,022	$13,405	$12,022

Retained earnings (accumulated deficit)
Balance, beginning of period	$(213)	$1,719	$(67)	$1,929
Net loss attributable to controlling interest	(208)	(1,135)	(379)	(1,345)
Effect of adopting accounting standards updates	—	—	25	—
Balance, end of period	$(421)	$584	$(421)	$584

Accumulated other comprehensive loss
Balance, beginning of period	$(296)	$(292)	$(279)	$(290)
Other comprehensive income (loss) attributable to controlling interest	1	1	8	(1)
Effect of adopting accounting standards update	—	—	(24)	—
Balance, end of period	$(295)	$(291)	$(295)	$(291)

Total controlling interest shareholders’ equity
Balance, beginning of period	$12,946	$13,424	$13,107	$12,707
Total comprehensive loss attributable to controlling interest	(207)	(1,134)	(371)	(1,346)
Share-based compensation	10	18	19	28
Issuance of shares in acquisition transactions	—	—	—	746
Equity component of convertible debt instruments	—	—	—	172
Acquisition of redeemable noncontrolling interest	—	53	—	53
Allocated capital for transactions with holders of noncontrolling interest	—	—	—	3
Other, net	(1)	(2)	(7)	(4)
Balance, end of period	$12,748	$12,359	$12,748	$12,359

Noncontrolling interest
Balance, beginning of period	$7	$3	$7	$4
Total comprehensive income (loss) attributable to noncontrolling interest	2	—	2	(1)
Recognition of noncontrolling interest in business combination	—	—	—	33
Acquisition of noncontrolling interest	—	—	—	(30)
Allocated capital for transactions with holders of noncontrolling interest	—	—	—	(3)
Balance, end of period	$9	$3	$9	$3

Total equity
Balance, beginning of period	$12,953	$13,427	$13,114	$12,711
Total comprehensive loss	(205)	(1,134)	(369)	(1,347)
Share-based compensation	10	18	19	28
Issuance of shares in acquisition transactions	—	—	—	746
Equity component of convertible debt instruments	—	—	—	172
Recognition of noncontrolling interest in business combination	—	—	—	33
Acquisition of redeemable noncontrolling interest	—	53	—	53
Acquisition of noncontrolling interest	—	—	—	(30)
Other, net	(1)	(2)	(7)	(4)
Balance, end of period	$12,757	$12,362	$12,757	$12,362

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(377)	$(1,351)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	92	49
Depreciation and amortization	436	413
Share-based compensation expense	19	28
Loss on impairment	1	1,014
(Gain) loss on disposal of assets, net	3	(6)
Loss on retirement of debt	27	2
Deferred income tax expense	109	46
Other, net	11	5
Changes in deferred revenues, net	4	(72)
Changes in deferred costs, net	(6)	7
Changes in other operating assets and liabilities, net	(217)	(29)
Net cash provided by operating activities	102	106

Cash flows from investing activities
Capital expenditures	(138)	(92)
Proceeds from disposal of assets, net	40	23
Investments in unconsolidated affiliates	(62)	(106)
Unrestricted and restricted cash acquired in business combination	—	131
Proceeds from maturities of unrestricted and restricted investments	123	500
Deposits to unrestricted investments	—	(50)
Other, net	3	—
Net cash provided by (used in) investing activities	(34)	406

Cash flows from financing activities
Proceeds from issuance of debt, net of discount and issue costs	1,056	—
Repayments of debt	(834)	(388)
Proceeds from investments restricted for financing activities	—	26
Payments to terminate derivative instruments	—	(92)
Other, net	(26)	(26)
Net cash provided by (used in) financing activities	196	(480)

Net increase in unrestricted and restricted cash and cash equivalents	264	32
Unrestricted and restricted cash and cash equivalents, beginning of period	2,589	2,975
Unrestricted and restricted cash and cash equivalents, end of period	$2,853	$3,007

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of June 30, 2019, we owned or had partial ownership interests in and operated 47 mobile offshore drilling units, including 31 ultra-deepwater floaters, 13 harsh environment floaters and three midwater floaters.  As of June 30, 2019, we were constructing (i) four additional ultra-deepwater drillships and (ii) one harsh environment semisubmersible, in which we hold a partial ownership interest.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, included in our annual report on Form 10-K filed on February 19, 2019.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for doubtful accounts, materials and supplies obsolescence, assets held for sale, property and equipment, intangibles, leases, income taxes, contingencies, share-based compensation and postemployment benefit plans.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Leases—Effective January 1, 2019, we adopted the accounting standards update that requires lessees to recognize a right-of-use asset and lease liability for virtually all leases and updates previous accounting standards for lessors to align certain requirements with the updates to the revenue recognition accounting standards.  We applied the transition method that required us to recognize right-of-use assets and lease liabilities as of the date of our adoption with no adjustment to prior periods.  We applied the package of practical expedients that permitted us to carry forward historical lease classifications.  For our drilling contracts, we recognize revenues based on the predominant component, which is the service component.  As of January 1, 2019, for the finance leases under which we are the lessee, we reclassified to other assets $528 million, representing the unamortized right-of-use asset previously recorded in property and equipment, and we reclassified an aggregate remaining lease liability of $511 million, including $32 million and $479 million recorded in other current liabilities and other long-term liabilities, respectively, previously recorded in debt due within one year and debt.  As of January 1, 2019, for operating leases under which we are the lessee, we recorded a non-cash adjustment to recognize an aggregate right-of-use asset of $95 million, recorded in other assets, and a corresponding aggregate remaining lease liability of $133 million, including $15 million and $118 million recorded in other current liabilities and other long-term liabilities, respectively.  We have accounted for lease and non-lease components of our operating leases as a single component.  We have not recognized right-of-use assets or lease liabilities for our short-term leases.  Our adoption did not have and is not expected in the future to have a material effect on our condensed consolidated statements of financial position, operations or cash flows.  See Note 8—Leases.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Other comprehensive income—Effective January 1, 2019, we adopted the accounting standards update that allows for a reclassification from accumulated other comprehensive loss to accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  As of January 1, 2019, as a result of our adoption, we recorded an increase of $24 million to accumulated deficit with a corresponding decrease to accumulated other comprehensive loss.

Statements of equity—Effective January 1, 2019, we adopted the SEC’s final rule that requires a reconciliation of the changes in shareholders’ equity to be presented for the current and comparative quarter and year-to-date periods, together with subtotals for each interim period.  The final rule permits the disclosure requirements to be made either in a separate financial statement or in a note to the financial statements.  Our adoption did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Recently issued accounting standards

Financial instruments – credit losses—Effective no later than January 1, 2020, we will adopt the accounting standards update that requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings.  The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods.  We continue to evaluate the requirements and do not expect our adoption to have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Business Combinations

Overview

In the year ended December 31, 2018, we completed the acquisitions of Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”) and Ocean Rig UDW Inc., a Cayman Islands exempted company with limited liability (“Ocean Rig”).  In the six months ended June 30, 2018, in connection with the Songa acquisition, we incurred acquisition costs of $7 million, recorded in general and administrative costs and expenses.

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

Assets and liabilities—At June 30, 2019, we estimated the fair value of assets acquired and liabilities assumed, measured as of December 5, 2018, as follows (in millions):

Total
Assets acquired
Cash and cash equivalents	$152
Accounts receivable	76
Property and equipment	2,205
Drilling contract intangible assets	275
Other assets	115

Liabilities assumed
Accounts payable and other current liabilities	71
Construction contract intangible liabilities	132
Other long-term liabilities	54
Net assets acquired	$2,566

In the three and six months ended June 30, 2019, as a result of adjustments to assets acquired and liabilities assumed in the Ocean Rig acquisition, we recognized a gain of $9 million and $11 million, respectively, recorded in other, net, as an adjustment to the previously recognized gain on bargain purchase.  Including this adjustment, we have recognized a cumulative net gain of $21 million associated with the bargain purchase, primarily due to the decline in the market value of our shares between the announcement date and the closing date.  We estimated the fair value of the rigs and related equipment by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the acquisition date.  We estimated the fair value

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

of the drilling contracts by comparing the contractual dayrates over the remaining firm contract term and option periods relative to the projected market dayrates as of the acquisition date.  We estimated the fair value of the construction contracts by comparing the contractual future payments and terms relative to the market payments and terms as of the acquisition date.  Our estimates of fair value for the drilling units and contract intangibles required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the assets, such as future commodity prices, projected demand for our services, rig availability, rig utilization, dayrates, remaining useful lives of the rigs and discount rates.

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

Note 5—Unconsolidated Affiliates

We hold investments in various partially owned, unconsolidated companies, including a 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (“Orion”), a Cayman Islands company formed to construct and own the newbuild harsh environment floater Transocean Norge.  In the six months ended June 30, 2019 and 2018, we made a cash contribution of $59 million and $91 million, respectively, to Orion.  We have agreed to contribute $33 million to Orion in January 2020.  At June 30, 2019 and December 31, 2018, the aggregate carrying amount of our investment in Orion was $150 million and $91 million, respectively, recorded in other assets.

Note 6—Revenues

Overview—The duration of our performance obligation varies by contract.  As of June 30, 2019, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  In the six months ended June 30, 2019, we recognized revenues of $10 million for performance obligations satisfied in previous periods due to certain revenues recognized on a cash basis.  In the three and six months ended June 30, 2018, we recognized revenues of $55 million and $103 million, respectively, for performance obligations satisfied in previous periods, primarily related to revenues for a customer’s contract termination and certain revenues recognized on a cash basis.

To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and deliver or mobilize a rig to the drilling location.  We defer such pre-operating costs and recognize the costs on a straight-line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated firm period of drilling.  In the three and six months ended June 30, 2019, we recognized pre-operating costs of $3 million and $6 million, respectively.  In the three and six months ended June 30, 2018, we recognized pre-operating costs of $10 million and $22 million, respectively.  At June 30, 2019 and December 31, 2018, the unrecognized pre-operating costs to obtain contracts was $7 million and $2 million, respectively, recorded in other assets.

Disaggregation—In the three and six months ended June 30, 2019 and 2018, we recognized revenues as follows (in millions):

	Three months ended June 30, 2019					Three months ended June 30, 2018
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$309	$—	$28	$149	$486	$417	$—	$—	$53	$470
Harsh environment floaters	—	173	—	78	251	—	171	—	81	252
Deepwater floaters	—	—	—	1	1	—	—	25	10	35
Midwater floaters	—	—	—	20	20	—	—	—	18	18
High-specification jackups	—	—	—	—	—	—	—	—	15	15
Total revenues	$309	$173	$28	$248	$758	$417	$171	$25	$177	$790

	Six months ended June 30, 2019					Six months ended June 30, 2018
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$623	$—	$54	$285	$962	$766	$—	$—	$82	$848
Harsh environment floaters	—	354	—	155	509	—	293	—	163	456
Deepwater floaters	—	—	6	1	7	—	—	49	21	70
Midwater floaters	—	—	—	34	34	—	—	—	38	38
High-specification jackups	—	—	—	—	—	—	—	—	42	42
Total revenues	$623	$354	$60	$475	$1,512	$766	$293	$49	$346	$1,454

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation and capital upgrades using the straight-line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	June 30,	December 31,
	2019	2018
Deferred contract revenues, recorded in other current liabilities	$91	$87
Deferred contract revenues, recorded in other long-term liabilities	399	399
Total contract liabilities	$490	$486

Significant changes in contract liabilities were as follows (in millions):

	Six months ended
	June 30,
	2019	2018
Total contract liabilities, beginning of period	$486	$625
Decrease due to recognition of revenues for goods and services	(58)	(129)
Increase due to goods and services transferred over time	62	57
Total contract liabilities, end of period	$490	$553

Note 7—Drilling Fleet

Construction work in progress—For the six months ended June 30, 2019 and 2018, the changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Six months ended
	June 30,
	2019	2018
Construction work in progress, beginning of period	$632	$1,392

Capital expenditures
Newbuild construction program	41	44
Other equipment and construction projects	97	48
Total capital expenditures	138	92
Changes in accrued capital additions	21	2
Construction work in progress acquired in business combination	—	26

Property and equipment placed into service
Newbuild construction program	—	(903)
Other property and equipment	(76)	(48)
Construction work in progress, end of period	$715	$561

Impairments of assets held for sale—In June 2018, we announced our intent to retire in an environmentally responsible way, the ultra-deepwater floaters Deepwater Discovery, Deepwater Frontier and Deepwater Millennium and the midwater floater Songa Trym, along with related assets.  In the three and six months ended June 30, 2018, we recognized an aggregate loss of $548 million ($1.18 and $1.22 per diluted share, respectively), which had no tax effect, associated with the impairment of these assets, which we determined were impaired at the time we classified the assets as held for sale.  We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of a Level 2 fair value measurement, including indicative market values for the drilling units and related assets to be sold for scrap value.

Dispositions—During the six months ended June 30, 2019, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the ultra-deepwater floaters Deepwater Frontier and Deepwater Millennium, the harsh environment floater Eirik Raude, the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Actinia and Songa Delta, along with related assets.  In the six months ended June 30, 2019, we received aggregate net cash proceeds of $37 million and recognized an aggregate net loss of less than $1 million, which had no tax effect, associated with the disposal of these assets.  In the six months ended June 30, 2019, we received aggregate net cash proceeds of $3 million and recognized an aggregate net loss of $3 million associated with the disposal of assets unrelated to rig sales.

During the six months ended June 30, 2018, we completed the sale of the ultra-deepwater floaters Cajun Express, Deepwater Pathfinder, Sedco Energy and Sedco Express, along with related assets.  In the six months ended June 30, 2018, we received aggregate net cash proceeds of $19 million and recognized an aggregate net gain of $7 million ($0.02 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the six months ended June 30, 2018, we received aggregate net cash proceeds of $4 million and recognized an aggregate net loss of $1 million associated with the disposal of assets unrelated to rig sales.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Assets held for sale—At June 30, 2019, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floater Ocean Rig Paros and related assets, was $6 million, recorded in other current assets.  At December 31, 2018, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floaters Deepwater Frontier and Deepwater Millennium, the deepwater floaters Jack Bates and Transocean 706 and the midwater floater Songa Delta, along with related assets, was $25 million, recorded in other current assets.

Note 8—Leases

Our operating leases are principally for real estate, office space, storage facilities and operating equipment.  At June 30, 2019, weighted-average information associated with our remaining operating lease obligations was as follows:

June 30,
2019
Weighted-average remaining lease term, operating leases (years)	13.4
Weighted average discount rate, operating leases	6.3%

Our finance lease of the ultra-deepwater drillship Petrobras 10000, which is scheduled to expire in August 2029, has an implicit interest rate of 7.8 percent and requires scheduled monthly payments of $6 million through lease expiration, after which we will have the right and obligation to acquire the drillship from the lessor for one dollar.  In the six months ended June 30, 2019, we recognized expense of $10 million, recorded in depreciation and amortization, associated with the amortization of the right-of-use asset.

At June 30, 2019, the aggregate future minimum rental payments for our leases were as follows (in millions):

	Operating	Finance
	leases	lease
For the twelve months ending June 30,
2020	$21	$72
2021	11	72
2022	13	71
2023	12	71
2024	11	72
Thereafter	137	371
Total future minimum rental payment	205	729
Less amount representing imputed interest	(76)	(234)
Present value of future minimum rental payments	129	495
Less current portion, recorded in other current liabilities	(17)	(33)
Long-term lease liabilities, recorded in other long-term liabilities	$112	$462

In the three and six months ended June 30, 2019, the components of lease costs were as follows (in millions):

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2019	2019
Lease costs
Operating lease costs	$7	$13
Short-term lease costs	—	1
Finance lease costs, amortization of right-of-use assets	5	10
Finance lease costs, interest on lease liabilities	10	20
Total lease costs	$22	$44

In the six months ended June 30, 2019, the supplemental cash flow information for our leases were as follows (in millions):

Six months
ended
June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13
Operating cash flows from finance lease	20
Financing cash flows from finance lease	16

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
6.50% Senior Notes due November 2020	$229	$286	$230	$288
6.375% Senior Notes due December 2021	250	328	250	327
5.52% Senior Secured Notes due May 2022	243	282	240	280
3.80% Senior Notes due October 2022	218	411	217	408
0.50% Exchangeable Bonds due January 2023	863	863	862	862
5.375% Senior Secured Notes due May 2023	525	—	517	—
9.00% Senior Notes due July 2023	938	1,250	918	1,221
5.875% Senior Secured Notes due January 2024	708	750	695	735
7.75% Senior Secured Notes due October 2024	450	480	440	469
6.25% Senior Secured Notes due December 2024	469	500	460	489
6.125% Senior Secured Notes due August 2025	567	600	556	588
7.25% Senior Notes due November 2025	750	750	737	736
7.50% Senior Notes due January 2026	750	750	743	742
6.875% Senior Secured Notes due February 2027	550	—	540	—
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	306	306
Finance lease contract due August 2029	—	511	—	511
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	9,843	10,094	9,727	9,978
Less debt due within one year
5.52% Senior Secured Notes due May 2022	86	83	85	81
9.00% Senior Notes due July 2023	4	—	4	—
5.875% Senior Secured Notes due January 2024	83	83	79	79
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	60	60
6.125% Senior Secured Notes due August 2025	66	66	63	63
Finance lease contract due August 2029	—	32	—	32
Total debt due within one year	361	386	349	373
Total long-term debt	$9,482	$9,708	$9,378	$9,605

Scheduled maturities—At June 30, 2019, the scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending June 30,
2020	$361
2021	621
2022	685
2023	1,851
2024	1,577
Thereafter	4,748
Total principal amount of debt	9,843
Total debt-related balances, net	(116)
Total carrying amount of debt	$9,727

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  As of June 30, 2019, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and in May 2019, we amended the terms of the Secured Credit Facility to increase the borrowing capacity to $1.36 billion.  The Secured Credit Facility is scheduled to expire on the earlier of (i) June 22, 2023 or (ii) if greater than $300 million aggregate principal amount of our 9.00% senior notes due July 2023 remain outstanding in April 2023, such date.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries and is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Invictus, Deepwater Skyros, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen, the aggregate carrying amount of which was $4.2 billion at June 30, 2019.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At June 30, 2019, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 2.75 percent and the facility fee was 0.50 percent.  At June 30, 2019, we had no borrowings outstanding, $22 million of letters of credit issued, and we had $1.34 billion of available borrowing capacity under the Secured Credit Facility.  See Note 16—Subsequent Events.

Debt issuances

Senior secured notes—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received approximately $539 million aggregate cash proceeds, net of discount and issue costs.  The 6.875% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Poseidon and the equity of the wholly owned subsidiaries that own or operate the collateral rig.  Additionally, we were required to deposit $19 million in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of (a) interest only through August 2021 and (b) principal and interest thereafter.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount, without a make-whole provision, upon the occurrence of certain events related to the collateral rig and the related drilling contract.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate the collateral rig to declare or pay dividends to their affiliates.  The indenture also imposes a Maximum Collateral Ratio, represented by the net earnings of the rig relative to the debt balance, that changes over the term of the notes.  Through December 31, 2020, the Maximum Collateral Ratio under the indenture is 5.75 to 1.00.

On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”), and we received approximately $517 million aggregate cash proceeds, net of discount and issue costs.  The 5.375% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floaters Transocean Endurance and Transocean Equinox and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.  Additionally, we were required to deposit $14 million in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of (a) interest only through May 2020 and (b) principal and interest thereafter.  We may redeem all or a portion of the 5.375% Senior Secured Notes on or prior to May 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount, without a make-whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.  The indenture that governs the 5.375% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  The indenture also imposes a Maximum Collateral Ratio, represented by the net earnings of the rig relative to the debt balance, that changes over the term of the notes.  Through March 31, 2021, the Maximum Collateral Ratio under the indenture is 4.50 to 1.00.

Exchangeable bonds—In the six months ended June 30, 2018, we issued $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”), as partial consideration for the acquisition of Songa shares and as consideration for refinancing certain Songa indebtedness.  The Exchangeable Bonds may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  We recorded the Exchangeable Bonds at the aggregate fair value of $1.0 billion, measured as of the issuance date, and recorded to additional paid-in capital the amount above par value, representing a substantial premium of $172 million.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Debt retirements

Tender offers—On February 5, 2019, we completed cash tender offers to purchase certain notes (the “2019 Tendered Notes”).  We received valid tenders from holders of aggregate principal amounts of the 2019 Tendered Notes as follows (in millions):

Six months
ended
June 30,
2019
6.50% Senior Notes due November 2020	$57
6.375% Senior Notes due December 2021	63
3.80% Senior Notes due October 2022	190
9.00% Senior Notes due July 2023	200
Aggregate principal amount retired	$510

Aggregate cash payment	$522
Aggregate net loss	$(18)

Repurchases—We repurchased in the open market our debt securities with aggregate principal amounts as follows (in millions):

	Six months ended June 30,
	2019	2018
6.375% Senior Notes due December 2021	$15	$—
3.80% Senior Notes due October 2022	3	84
9.00% Senior Notes due July 2023	112	—
Aggregate principal amount retired	$130	$84

Aggregate cash payment	$136	$84
Aggregate net loss, three and six months ended June 30	$(9)	$—

Other repayments—During the six months ended June 30, 2018, in connection with the Songa acquisition, we assumed the indebtedness related to two bond loans and we assumed the rights and obligations under a credit agreement for a secured borrowing facility.  In the six months ended June 30, 2018, we made an aggregate cash payment equivalent to $67 million to repay the two bond loans and borrowings outstanding under the secured borrowing facility, and we terminated the underlying credit agreement.

Note 10—Derivative Instruments

Forward exchange contracts—At June 30, 2019, we held undesignated forward exchange contracts, extending through December 2019, with an aggregate notional payment amount of $94 million and an aggregate notional receive amount of NOK 810 million, representing a weighted average exchange rate of NOK 8.61 to $1.  At June 30, 2019 and December 31, 2018, the net carrying amount of our undesignated forward exchange contracts was an asset of $1 million and a liability of $6 million, respectively, recorded in other current assets and other current liabilities, respectively.

Currency swaps—In connection with the Songa acquisition, we acquired undesignated currency swaps to receive Norwegian kroner in exchange for U.S. dollars.  In the six months ended June 30, 2018, we made an aggregate cash payment of $92 million to terminate the currency swaps and we recognized a loss of $11 million, recorded in other, net.

Note 11—Income Taxes

Tax provision and rate—In the six months ended June 30, 2019 and 2018, our estimated annual effective tax rate, excluding discrete items, was (18.0) percent and (32.5) percent, respectively, based on estimated annual income or loss before income taxes.  In the six months ended June 30, 2019, the discrete items included losses on retirement of debt.  In the six months ended June 30, 2018, the discrete items included acquisition costs.  In the six months ended June 30, 2019, compared to the six months ended June 30, 2018, our effective tax rate changed primarily due to the adoption of a new operating structure, which reduces our exposure to the base erosion and anti-abuse tax and other cash taxes in the U.S. in the current and future years, and, to a lesser extent, due to changes in the relative blend of income from operations in certain jurisdictions.

We consider the tax effect, if any, of the excluded items noted below, as well as settlements of prior year tax estimates, to be discrete period tax expenses or benefits.  In the six months ended June 30, 2019 and 2018, the effect of the various discrete period tax items was a net benefit of $30 million and a net expense of $90 million, respectively.  In the six months ended June 30, 2019, such discrete items were primarily related to the settlement and reversal of various uncertain tax provisions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the six months ended June 30, 2018, such discrete items were primarily related to the U. S. transition tax on non-U.S. earnings.  For the six months ended June 30, 2019 and 2018, our effective tax rate, including these discrete tax items, and the excluded income and expense items noted above, was (8.3) percent and (12.3) percent, respectively, based on income or loss before income tax expense.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

In the three and six months ended June 30, 2019, we recognized a tax benefit of $112 million, including interest and penalties, as a result of changes to our unrecognized tax benefits related to settlements that were closed in our favor, which was partially offset by tax expense of $64 million for unrecognized tax benefits related to new positions.

Tax returns—Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the timing or the outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated statement of cash flows.

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010, and in June 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  In September 2018 and in the first half of 2019, a portion of one of the cases was favorably closed.  As of June 30, 2019, the remaining aggregate tax assessment was for BRL 662 million, equivalent to approximately $172 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 12—Loss Per Share

The numerator and denominator used to compute per share loss were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss available to shareholders	$(208)	$(208)	$(1,135)	$(1,135)	$(379)	$(379)	$(1,345)	$(1,345)

Denominator for loss per share
Weighted-average shares outstanding	611	611	462	462	611	611	450	450
Effect of share-based awards and other equity instruments	1	1	—	—	1	1	—	—
Weighted-average shares for per share calculation	612	612	462	462	612	612	450	450

Loss per share	$(0.34)	$(0.34)	$(2.46)	$(2.46)	$(0.62)	$(0.62)	$(2.99)	$(2.99)

In the three and six months ended June 30, 2019, we excluded from the calculation 12.6 million and 12.2 million share-based awards, respectively, since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2018, we excluded from the calculation 11.4 million and 11.2 million share based awards, respectively, since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2019, we excluded from the calculation 84.0 million shares issuable upon conversion of the Exchangeable Bonds, since the effect would have been anti-dilutive. In the three and six months ended June 30, 2018, we excluded from the calculation 84.0 million and 70.2 million shares issuable upon conversion of the Exchangeable Bonds, respectively, since the effect would have been anti-dilutive.

Note 13—Contingencies

Legal proceedings

Macondo well incident—On April 22, 2010, the ultra-deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc.  Following the incident, we have been subject to civil and criminal claims, as well as causes of action, fines and penalties by local, state and federal governments.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”).  We recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At June 30, 2019 and December 31, 2018, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $157 million and $158 million, respectively, recorded in other current liabilities, the majority of which is related to the settlement agreement that we and the Plaintiff Steering Committee filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”).  A significant portion of the contingencies arising from the Macondo well incident has now been resolved or is pending release of funds from

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

escrow.  As for any actions not resolved by our previous settlements, we will vigorously defend those claims and pursue any and all defenses available.

On February 15, 2017, the MDL Court entered a final order and judgment approving the PSC Settlement Agreement.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million to be allocated between two classes of plaintiffs in exchange for a release of all respective claims each class has against us.  As required under the PSC Settlement Agreement, we deposited the settlement amount into an escrow account established by the MDL Court.  In November 2018, the MDL Court released $58 million from the escrow account as the first installment to the plaintiffs.  At June 30, 2019 and December 31, 2018, the remaining cash balance in the escrow account was $157 million and $156 million, respectively, recorded in restricted cash accounts and investments.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At June 30, 2019, nine plaintiffs have claims pending in Louisiana, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure related to the complaints, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2019, the subsidiary was a defendant in approximately 179 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement, that we believe will be sufficient to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Nigerian Cabotage Act litigation—In October 2007, three of our subsidiaries were each served a Notice and Demand from the Nigeria Maritime Administration and Safety Agency (“NIMASA”), imposing a two percent surcharge on the value of all contracts performed by us in Nigeria pursuant to the Coastal and Inland Shipping (Cabotage) Act 2003 (the “Cabotage Act”).  Our subsidiaries each filed an originating summons in the Federal High Court in Lagos challenging the imposition of this surcharge on the basis that the Cabotage Act and associated levy is not applicable to offshore drilling rigs.  The respondents challenged the competence of the suits on several procedural grounds.  The court upheld the objections and dismissed the suits.  In December 2010, our subsidiaries filed a new joint Cabotage Act suit.  In June 2019, the Court of Appeal of Nigeria ruled the suits had been properly dismissed, confirming that offshore drilling rigs are not subject to the surcharges of the Cabotage Act.  NIMASA has until September 23, 2019 to appeal.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the proceedings to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Global Marine litigation—On November 28, 2017, Wilmington Trust Company, in its capacity as trustee, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Global Marine Inc. (“Global Marine”), one of our wholly owned, indirect subsidiaries, seeking a declaratory judgment that Global Marine was in default under the indenture governing its $300 million of outstanding 7.00% Notes due June 2028.  The notes are neither guaranteed by, nor recourse to, Transocean Ltd. or our other subsidiaries.  The claimants sought payment prior to the scheduled maturity of the principal amount of notes outstanding and accrued but unpaid interest as well as make whole amounts under the indenture.  In addition, the acceleration of the amounts due under the indenture, absent our payment of the amounts due or otherwise staying any judgment therefrom, could have resulted in an event of default under our currently undrawn Secured Credit Facility.  See Note 16—Subsequent Events.

Nigerian customer arbitration—In September 2018, we notified one of our customers in Nigeria of our intentions to enter arbitration for collection of approximately $80 million of undisputed receivables due for drilling services performed in 2014 and 2015.  In May 2019, we received cash payment of the total amount due from the customer.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

On the date of the Songa acquisition, we recognized noncontrolling interest of $33 million, representing the estimated fair value of the 2.3 percent ownership interest not owned by us.  On March 28, 2018, we acquired the remaining Songa shares through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  As consideration, we issued 1.1 million shares with a weighted average per share market value of $9.76 and $9 million aggregate principal amount of Exchangeable Bonds and we made an aggregate cash payment of $8 million to the Songa shareholders who elected to receive a cash payment or failed to make an election, for an aggregate fair value of $30 million.

Note 15—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$2,243	$2,243	$2,160	$2,160
Restricted cash and cash equivalents	610	610	429	429
Restricted investments	—	—	123	123
Long-term debt, including current maturities	9,727	9,523	9,978	9,212
Derivative instruments, assets	1	1	—	—
Derivative instruments, liabilities	—	—	6	6

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest.  Our cash equivalents are primarily invested in short-term time deposits and money market funds.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturities of the instruments.

Restricted cash and cash equivalents—The carrying amount of our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order, approximates fair value due to the near-term maturities of the instruments in which the restricted balances are held.  At June 30, 2019, the aggregate carrying amount of such restricted cash and cash equivalents was $610 million, recorded in current assets.  At December 31, 2018, the aggregate carrying amount of such restricted cash and cash equivalents was $429 million, including $428 million and $1 million recorded in current assets and other assets, respectively.

Restricted investments—The carrying amount of our restricted investments, which are held in escrow by court order, represents the amortized historical cost of the time deposits in which they are invested.  The carrying amount of such restricted investments approximates fair value because of the near-term maturities of the instruments.

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

Note 16—Subsequent Events

Secured Credit Facility—In July 2019, we amended the terms of the Secured Credit Facility to, among other things, add a lender party and increase the borrowing capacity to $1.37 billion.

Global Marine litigation—The previously disclosed lawsuit filed against Global Marine by Wilmington Trust Company, in its capacity as trustee, was dismissed with prejudice on July 29, 2019, prohibiting the trustee from refiling a lawsuit based upon the claims alleged in the trustee’s lawsuit.  Additionally, the holder of the majority in principal of Global Marine’s $300 million of outstanding 7.00% Notes due June 2028 has waived any alleged existing or past default related to the allegations in the trustee’s lawsuit, which prohibits any other holder of the 7.00% Notes from filing a lawsuit based upon the claims alleged in the trustee’s lawsuit.  Subsequent to the dismissal of the lawsuit, Global Marine and Transocean Inc. entered into a supplemental indenture to the indenture governing the 7.00% Notes.  The supplemental indenture provides that Transocean Inc. irrevocably and unconditionally guarantees all of the obligations of Global Marine under the indenture and the 7.00% Notes, and that Global Marine will publish certain financial information on an annual basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

◾our results of operations, our revenue efficiency and other performance indicators and our cash flow from operations;
◾the offshore drilling market, including the effects of declines in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for our various geographical operating sectors and classes of rigs;
◾customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, terminations, renegotiations, contract option exercises, contract revenues, early termination payments, indemnity provisions and rig mobilizations;
◾liquidity, including availability under our bank credit agreement, and adequacy of cash flows for our obligations;
◾regulatory or other limitations imposed as a result of the acquisition of Songa Offshore SE (“Songa”), a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus or the acquisition of Ocean Rig UDW Inc. (“Ocean Rig”), a Cayman Islands exempted company with limited liability;
◾the success of our business following completion of the acquisition of Songa or Ocean Rig;
◾the ability to successfully integrate our business with the Songa and Ocean Rig businesses;
◾the risk that we may be unable to achieve expected synergies from the acquisitions of Songa or Ocean Rig or that it may take longer or be more costly than expected to achieve those synergies;
◾debt levels, including impacts of a financial and economic downturn, and interest rates;
◾newbuild, upgrade, shipyard and other capital projects, including completion, delivery and commencement of operation dates, expected downtime and lost revenue, the level of expected capital expenditures and the timing and cost of completion of capital projects;
◾the cost and timing of acquisitions and the proceeds and timing of dispositions;
◾the optimization of rig-based spending;
◾tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Nigeria, Norway, the United Kingdom (“U.K.”) and the U.S.;
◾legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;
◾insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
◾effects of accounting changes and adoption of accounting policies; and
◾investment in recruitment, retention and personnel development initiatives, defined benefit pension plan contributions, the timing of severance payments and benefit payments.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

◾	anticipates	◾	budgets	◾	estimates	◾	forecasts	◾	may	◾	plans	◾	projects	◾	should
◾	believes	◾	could	◾	expects	◾	intends	◾	might	◾	predicts	◾	scheduled

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2018;
◾the adequacy of and access to sources of liquidity;
◾our inability to obtain drilling contracts for our rigs that do not have contracts;
◾our inability to renew drilling contracts at comparable dayrates;
◾operational performance;
◾the cancellation of drilling contracts currently included in our reported contract backlog;
◾losses on impairment of long-lived assets;
◾shipyard, construction and other delays;
◾the results of meetings of our shareholders;
◾changes in political, social and economic conditions;
◾the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
◾other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

The foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by law.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 25, 2019, we owned or had partial ownership interests in and operated 47 mobile offshore drilling units, including 31 ultra-deepwater floaters, 13 harsh environment floaters and three midwater floaters.  Additionally, as of July 25, 2019, we were constructing (i) four additional ultra-deepwater drillships and (ii) one harsh environment semisubmersible, in which we hold a partial ownership interest.

We provide contract drilling services in a single, global operating segment, which involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  We believe our drilling fleet is one of the most versatile fleets in the world, consisting of drillships and semisubmersible floaters used in support of offshore drilling activities and offshore support services on a worldwide basis.

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

Significant Events

Debt issuance—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received approximately $539 million aggregate cash proceeds, net of discount and issue costs.  On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”), and we received approximately $517 million aggregate cash proceeds, net of discount and issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—During the six months ended June 30, 2019, we completed cash tender offers to purchase certain notes (the “2019 Tendered Notes”).  In the six months ended June 30, 2019, we made an aggregate cash payment of $522 million to settle the 2019 Tendered Notes and recognized a loss of $18 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

During the six months ended June 30, 2019, we repurchased in the open market $130 million aggregate principal amount of certain of our debt securities.  We made an aggregate cash payment of $136 million and recognized an aggregate net loss of $9 million associated with the retirement of such debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Dispositions—During the six months ended June 30, 2019, we completed the sale of two ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received $37 million in aggregate net cash proceeds.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Outlook

Drilling market—Our long-term view of the offshore drilling floater market is positive, especially for the highest specification vessels.  Nearer term, contracting activity continues to gradually increase accompanied by improvement in contract terms and dayrates, including some of the highest dayrates observed in most jurisdictions since the downturn began in 2014.  In the past five years, the offshore drilling industry has achieved structural efficiency gains that have substantially improved the economics of offshore oil and gas development projects.  These efficiency gains have resulted in project break-even oil prices in the range of $40 per barrel or below in many operating basins, comparing favorably to onshore shale prospects, and positively impacting our customers’ investment decisions.

Over the past year, opportunities have continued to increase for our drilling services.  In markets requiring high-specification harsh environment floating drilling rigs, such as the Norwegian and U.K. North Sea and Eastern Canada, the limited supply of these specialized rigs has tightened the market, resulting in the placement of several newbuild rigs on improved terms and conditions.  In benign environment offshore drilling markets, we anticipate that the utilization of ultra-deepwater drilling rigs will continue to gradually increase, resulting in additional improvement, particularly for the latest generation and highest capability units.  We expect this trend to continue as rig demand increases into 2020 and beyond.

As of July 25, 2019, our contract backlog was $11.4 billion.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished as oil prices have improved and stabilized.

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

As of July 25, 2019, the uncommitted fleet rates for the remainder of 2019 and each of the four years in the period ending December 31, 2023 were as follows:

	2019	2020	2021	2022	2023
Uncommitted fleet rate
Ultra-deepwater floaters	44%	60%	75%	86%	86%
Harsh environment floaters	24%	50%	64%	68%	83%
Midwater floaters	67%	67%	98%	100%	100%

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

	July 25,	April 17,	February 11,
	2019	2019	2019
Contract backlog	(In millions)
Ultra-deepwater floaters	$7,985	$8,480	$8,404
Harsh environment floaters	3,366	3,565	3,716
Midwater floaters	71	85	97
Total contract backlog	$11,422	$12,130	$12,217

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues, excluding revenues for contract terminations and reimbursements and contract intangible revenues, earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	June 30,	March 31	June 30,
	2019	2019	2018
Average daily revenue
Ultra-deepwater floaters	$335,400	$339,900	$377,600
Harsh environment floaters	$301,700	$286,300	$304,600
Deepwater floaters	$—	$—	$189,800
Midwater floaters	$163,700	$88,600	$99,100
High-specification jackups	$—	$—	$150,600
Total fleet average daily revenue	$314,900	$306,500	$308,300

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may also be affected by revenues for lump sum bonuses or demobilization fees received from our customers.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high-specification jackups are typically contracted at lower dayrates compared to ultra-deepwater floaters and harsh environment floaters.  We no longer operate deepwater floaters or high-specification jackups.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, unless we continue to operate rigs subsequent to sale, in which case we remove the rigs at the time of completion or novation of the contract.

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

	Three months ended
	June 30,	March 31	June 30,
	2019	2019	2018
Revenue efficiency
Ultra-deepwater floaters	98%	100%	100%
Harsh environment floaters	95%	94%	95%
Deepwater floaters	—%	—%	92%
Midwater floaters	130%	92%	99%
High-specification jackups	—%	—%	100%
Total fleet average revenue efficiency	98%	98%	97%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31	June 30,
	2019	2019	2018
Rig utilization
Ultra-deepwater floaters	50%	47%	47%
Harsh environment floaters	76%	80%	81%
Deepwater floaters	—%	—%	100%
Midwater floaters	39%	40%	35%
High-specification jackups	—%	—%	95%
Total fleet average rig utilization	56%	56%	57%

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

Operating Results

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2019	2018	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,411	2,458	(47)	(2)%
Average daily revenue	$314,900	$308,300	$6,600	2%
Revenue efficiency	98%	97%
Rig utilization	56%	57%

Contract drilling revenues	$758	$790	$(32)	(4)%

Operating and maintenance expense	(510)	(431)	(79)	(18)%
Depreciation and amortization expense	(219)	(211)	(8)	(4)%
General and administrative expense	(45)	(52)	7	13%
Loss on impairment	(1)	(1,014)	1,013	nm
Gain (loss) on disposal of assets, net	(10)	1	(11)	nm
Operating loss	(27)	(917)	890	97%

Other income (expense), net
Interest income	12	13	(1)	(8)%
Interest expense, net of amounts capitalized	(168)	(148)	(20)	(14)%
Loss on retirement of debt	(9)	(2)	(7)	nm
Other, net	23	—	23	nm
Loss before income tax expense	(169)	(1,054)	885	84%
Income tax expense	(37)	(85)	48	56%
Net loss	$(206)	$(1,139)	$933	82%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the following: (a) approximately $50 million resulting from rigs sold or classified as held for sale, (b) $40 million resulting from contract early terminations and cancellations recognized in the three months ended June 30, 2018 and (c) approximately $20 million resulting from lower dayrates.  These decreases were partially offset by the following increases: (a) approximately $65 million resulting from operations acquired in the Ocean Rig acquisition and (b) approximately $10 million resulting from increased revenues associated with customer reimbursables.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the following: (a) approximately $60 million resulting from operations acquired in the Ocean Rig acquisition, (b) approximately $30 million resulting from higher maintenance costs, primarily due to increased operating activity and reactivation and (c) approximately $10 million resulting from increased costs associated with customer reimbursables.  These increases were partially offset by a decrease of approximately $20 million resulting from rigs sold or classified as held for sale.

Depreciation and amortization expense increased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to an increase of approximately $19 million resulting from the rigs acquired in the Ocean Rig acquisition, partially offset by a decrease of approximately $12 million resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses decreased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a decrease of approximately $10 million resulting from reduced personnel costs, primarily related to the early retirement of certain personnel in the three months ended June 30, 2018, partially offset by an increase of approximately $2 million resulting from legal and professional fees.

Loss on impairment of assets—In the three months ended June 30, 2018, we recognized losses related to the following: (a) $548 million associated with the impairment of certain assets upon classification as held for sale and (b) $463 million associated with the impairment of our goodwill.

Disposal of assets—In the three months ended June 30, 2018, we recognized a net gain of $7 million, primarily associated with the sale of an ultra-deepwater drillship and related assets.  In the three months ended June 30, 2019 and 2018, we recognized an aggregate net loss of $9 million and $6 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to approximately $48 million resulting from debt issued subsequent to June 30, 2018, partially offset by a decrease of approximately $27 million resulting from the retirement of debt.

In the three months ended June 30, 2019, we recognized an aggregate net loss of $9 million resulting from the retirement of $130 million aggregate principal amount of our debt securities repurchased in the open market.

Other income, net, increased in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily related to (a) increased income of $15 million resulting from currency exchange and (b) an incremental gain of $9 million recognized in the current-year period resulting from the bargain purchase of Ocean Rig.

Income tax expense—In the three months ended June 30, 2019 and 2018, our effective tax rate was (21.9) percent and (8.0) percent, respectively, based on loss before income tax expense.  In the three months ended June 30, 2019 and 2018, the effect of the various discrete period tax items was a net tax benefit of $5 million and a net tax expense of $91 million, respectively.  In the three months ended June 30, 2019, such discrete items were related to various items, including settlements of various uncertain tax positions, partially offset by changes in the valuation allowance related to deferred tax assets and adjustments to our deferred taxes on a new operating structure in the U.S.  In the three months ended June 30, 2018, such discrete items were primarily related to the U.S. transition tax on non-U.S. earnings.  In the three months ended June 30, 2019 and 2018, our effective tax rate, excluding discrete items, was (25.4) percent and 22.0 percent, respectively, based on loss before income tax expense.  In the three months ended June 30, 2019 compared to the three months ended June 30, 2018, our effective tax rate, excluding discrete items, decreased primarily due to changes in the relative blend of income from operations in certain jurisdictions and the loss before income taxes.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended June 30, 2019, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on deemed, rather than actual, profits, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2019	2018	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	4,861	4,611	250	5%
Average daily revenue	$310,700	$298,600	$12,100	4%
Revenue efficiency	98%	95%
Rig utilization	56%	55%

Contract drilling revenues	$1,512	$1,454	$58	4%

Operating and maintenance expense	(1,018)	(855)	(163)	(19)%
Depreciation expense	(436)	(413)	(23)	(6)%
General and administrative expense	(94)	(99)	5	5%
Loss on impairment	(1)	(1,014)	1,013	nm
Gain (loss) on disposal of assets, net	(3)	6	(9)	nm
Operating loss	(40)	(921)	881	96%

Other income (expense), net
Interest income	22	25	(3)	(12)%
Interest expense, net of amounts capitalized	(334)	(295)	(39)	(13)%
Loss on retirement of debt	(27)	(2)	(25)	nm
Other, net	31	(10)	41	nm
Loss before income tax expense	(348)	(1,203)	855	71%
Income tax expense	(29)	(148)	119	80%
Net loss	$(377)	$(1,351)	$974	72%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the following: (a) approximately $155 million resulting from operations acquired in the Ocean Rig and Songa acquisitions, (b) approximately $50 million resulting from higher revenue efficiency, (c) approximately $30 million resulting from increased activity, (d) approximately $25 million resulting from the reactivation of two rigs, (e) approximately $25 million resulting from our newbuild ultra-deepwater drillship that commenced operations in February 2018 and (f) approximately $15 million resulting from increased revenues associated with customer reimbursables.  These increases were partially offset by the following decreases: (a) approximately $100 million resulting from rigs sold or classified as held for sale, (b) $70 million revenues resulting from contract early terminations and cancellations recognized in the six months ended June 30, 2018 and (c) approximately $65 million resulting from lower dayrates.

Costs and expenses—Operating and maintenance costs and expenses increased for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the following: (a) approximately $125 million resulting from operations acquired in the Ocean Rig and Songa acquisitions, (b) approximately $40 million resulting from the reactivation of two rigs, (c) approximately $25 million resulting from increased operating activity and (d) approximately $15 million resulting from increased costs associated with customer reimbursables.  These increases were partially offset by a decrease of approximately $45 million resulting from rigs sold or classified as held for sale.

Depreciation and amortization expense increased for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to approximately $46 million resulting from the rigs acquired in the Ocean Rig and Songa acquisitions, partially offset by approximately $26 million resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses decreased for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the following: (a) approximately $10 million resulting from reduced personnel costs, primarily related to the early retirement of certain personnel in the six months ended June 30, 2018 and (b) approximately $7 million of costs related to the Songa acquisition in the six months ended June 30, 2018, partially offset by increases of (c) approximately $6 million resulting from personnel and other costs related to Ocean Rig in the six months ended June 30, 2019 and (d) approximately $5 million resulting from legal and professional fees.

Loss on impairment of assets—In the six months ended June 30, 2018, we recognized losses related to the following: (a) $548 million associated with the impairment of certain assets upon classification as held for sale and (b) $463 million associated with the impairment of our goodwill.

Disposal of assets—In the six months ended June 30, 2018, we recognized an aggregate net gain of $7 million, primarily associated with the sale of an ultra-deepwater drillship and related assets.

Other income and expense—Interest expense, net of amounts capitalized, increased in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to approximately $90 million resulting from debt issued subsequent to June 30, 2018, partially offset by a decrease of approximately $50 million resulting from the retirement of debt.

In the six months ended June 30, 2019, we recognized an aggregate net loss of $27 million, primarily relating to (a) $18 million resulting from retirement of the validly tendered 2019 Tendered Notes and (b) $9 million resulting from repurchases of $130 million aggregate principal amount of our debt securities.

Other income, net, increased in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily related to (a) increased income of $25 million resulting from currency exchange, including a loss of $12 million recognized in the prior-year period related to undesignated currency swaps acquired in the Songa acquisition, and (b) an incremental gain of $11 million recognized in the current-year period resulting from the bargain purchase of Ocean Rig, partially offset by (c) a gain of $5 million recognized in the prior-year period resulting from undesignated interest rate swaps acquired in the Songa acquisition and terminated subsequent to June 30, 2018.

Income tax expense—In the six months ended June 30, 2019 and 2018, our effective tax rate was (8.3) percent and (12.3) percent, respectively, based on income or loss before income tax expense.  In the six months ended June 30, 2019 and 2018, the effect of various discrete period tax items was a net tax benefit of $30 million and a net tax expense of $90 million, respectively.  In the six months ended June 30, 2019, such discrete items were related to various items, including settlements and reversals of various uncertain tax positions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the six months ended June 30, 2018, such discrete items were primarily related to the U.S. transition tax on non-U.S. earnings.  In the six months ended June 30, 2019 and 2018, our effective tax rate, excluding discrete items, was (18.0) percent and (32.5) percent, respectively, based on income or loss before income tax expense.  Our effective tax rate in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, increased primarily due to the adoption of a new operating structure, which reduces our exposure to the U.S. base erosion and anti-abuse tax and other cash taxes in the U.S. in the current and future years.  To a lesser extent, our effective tax rate decreased due to changes in the relative blend of income from operations in certain jurisdictions.

For the six months ended June 30, 2019 and 2018, to calculate our annual estimated effective income tax rate in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the six months ended June 30, 2019 and 2018, our annual estimated effective income tax rate would have been (17.9) percent and (30.3) percent, respectively, if we had included all jurisdictions in our calculations.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the six months ended June 30, 2019, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on deemed, rather than actual, profits, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2019, we had $2.2 billion in unrestricted cash and cash equivalents and $610 million in restricted cash and cash equivalents.  In the six months ended June 30, 2019, our primary sources of cash were as follows: (1) net cash proceeds from the issuance of debt and (2) proceeds from maturities of restricted investments and (3) net cash provided by our operating activities.  Our primary uses of cash were as follows: (a) repayments of debt, (b) capital expenditures and (c) investments in unconsolidated affiliates.

	Six months ended
	June 30,
	2019	2018	Change
	(In millions)
Cash flows from operating activities
Net loss	$(377)	$(1,351)	$974
Non-cash items, net	698	1,551	(853)
Changes in operating assets and liabilities, net	(219)	(94)	(125)
	$102	$106	$(4)

Net cash provided by operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was not significantly changed.

	Six months ended
	June 30,
	2019	2018	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(138)	$(92)	$(46)
Proceeds from disposal of assets, net	40	23	17
Unrestricted and restricted cash acquired in business combination	—	131	(131)
Investments in unconsolidated affiliates	(62)	(106)	44
Proceeds from unrestricted and restricted short-term investments, net of deposits	123	450	(327)
Other, net	3	—	3
	$(34)	$406	$(440)

Net cash used in investing activities increased primarily due to (a) reduced proceeds from maturities of unrestricted and restricted investments, net of deposits, (b) unrestricted and restricted cash acquired in the Songa acquisition in the six months ended June 30, 2018 with no comparable activity in the current-year period, and (c) increased capital expenditures, partially offset by (d) reduced investments in unconsolidated affiliates.

	Six months ended
	June 30,
	2019	2018	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discount and issue costs	$1,056	$—	$1,056
Repayments of debt	(834)	(388)	(446)
Proceeds from investments restricted for financing activities	—	26	(26)
Payments to terminate derivative instruments	—	(92)	92
Other, net	(26)	(26)	—
	$196	$(480)	$676

Net cash provided by financing activities increased primarily due to (a) net cash proceeds from the issuance of the 6.875% Senior Secured Notes and the 5.375% Senior Secured Notes in the six months ended June 30, 2019 with no comparable activity in the prior-year period and (b) cash paid to terminate certain derivative instruments assumed in the Songa acquisition in the six months ended June 30, 2018 with no comparable activity in the current-year period, partially offset by (c) increased cash used to repay debt, primarily related to settling the 2019 Tendered Notes in the six months ended June 30, 2019 with no comparable activity in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Secured Credit Facility, as defined below, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our then expected liquidity needs, among other factors, we may continue to use a portion of our internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”) is below investment grade.  Such Debt Rating has caused us to experience increased fees and interest rates under agreements governing certain of our senior notes.  Further downgrades may affect or limit our ability to access debt markets in the future.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and in May and July 2019, we amended the terms of the Secured Credit Facility to increase the borrowing capacity to $1.37 billion.  The Secured Credit Facility is scheduled to expire on the earlier of (i) June 22, 2023 or (ii) if greater than $300 million aggregate principal amount of our 9.00% senior notes due July 2023 remain outstanding in April 2023, such date.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Invictus, Deepwater Skyros, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At July 23, 2019, we had no borrowings outstanding, $21 million of letters of credit issued, and we had $1.35 billion of available borrowing capacity under the Secured Credit Facility.

Debt issuances—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% Senior Secured Notes, and we received aggregate cash proceeds of $539 million, net of discount and issue costs.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rig Deepwater Poseidon to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% Senior Secured Notes, and we received aggregate cash proceeds of $517 million, net of discount and issue costs.  The indenture that governs the 5.375% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs Transocean Endurance and Transocean Equinox to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 5.375% Senior Secured Notes on or prior to May 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

In July 2018, we issued $750 million aggregate principal amount of the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”) and $600 million aggregate principal amount of 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes” and together with the 5.875% Senior Secured Notes, the “2018 Senior Secured Notes”), and we received aggregate cash proceeds of $733 million and $586 million, respectively, net of discount and issue costs.  The indentures that govern the

2018 Senior Secured Notes contain covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs Transocean Enabler, Transocean Encourage and Deepwater Pontus to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 2018 Senior Secured Notes at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount without a make-whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.

On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% senior notes due November 2025 (the “7.25% Senior Notes”), and we received aggregate cash proceeds of $735 million, net of issue costs.  We may redeem all or a portion of the 7.25% Senior Notes at any time prior to November 1, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and on or after November 1, 2021, at specified redemption prices.

Business combinations—On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On March 28, 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares as partial consideration for the acquisition of Songa shares.  Additionally, we issued $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”) as partial consideration for the acquisition of Songa shares and partial settlement of certain Songa indebtedness.  Holders of the Exchangeable Bonds may convert the notes into shares of Transocean Ltd. at any time prior to maturity at a rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  Holders of Exchangeable Bonds may require us to repurchase all or a portion of such holder’s Exchangeable Bonds upon the occurrence of certain events.

On December 5, 2018, we acquired Ocean Rig in a merger transaction, and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million shares and made an aggregate cash payment of $1.2 billion.

Investments in unconsolidated affiliates—We hold a 33.0 percent ownership interest in Orion, the company that owns the harsh environment floater Transocean Norge.  In January 2019, we made a cash contribution of $59 million to Orion.  In the year ended December 31, 2018, we made an initial investment of $91 million.  We have agreed to contribute $33 million in January 2020.  Additionally, in the year ended December 31, 2018, we made cash contributions of $16 million to other companies involved in researching and developing technology to improve automation in drilling and other activities.

Early debt retirement—On February 5, 2019, we completed cash tender offers to purchase the 2019 Tendered Notes.  We received valid tenders from holders of $510 million aggregate principal amount of the 2019 Tendered Notes, and we made an aggregate cash payment of $522 million to settle the 2019 Tendered Notes.

In the six months ended June 30, 2019, we repurchased in the open market $130 million aggregate principal amount of our debt securities for an aggregate cash payment of $136 million.  In the year ended December 31, 2018, we repurchased in the open market $95 million aggregate principal amount of our debt securities for an aggregate cash payment of $95 million.

In connection with the Songa acquisition, we assumed rights and obligations under credit agreements establishing two senior secured term loan facilities (the “Senior Secured Term Loans”) and a subscription agreement establishing a junior secured bond facility (the “Junior Secured Bonds”).  In the year ended December 31, 2018, we made an aggregate cash payment of $1.6 billion to repay the borrowings under the Senior Secured Term Loans and the Junior Secured Bonds and terminated the underlying credit agreements and subscription agreement.  We also assumed the indebtedness related to two bond loans and we assumed the rights and obligations under a credit agreement for a secured borrowing facility.  In the year ended December 31, 2018, we made an aggregate cash payment equivalent to $67 million to repay the two bond loans and the borrowings outstanding under the secured borrowing facility, and we terminated the underlying credit agreement.

Derivative instruments—In connection with the Songa acquisition, we acquired certain currency swaps.  In February 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, and in exchange, the two classes of plaintiffs agreed to release all respective claims against us.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving the PSC Settlement Agreement.  As required under the PSC Settlement Agreement, we made a cash deposit of $212 million into an escrow account established by the MDL Court for the settlement.  In November 2018, the MDL Court released $58 million from the escrow account as the first installment to the plaintiffs.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  In the six months ended June 30, 2019 and the year ended December 31, 2018, we did not purchase shares under our share repurchase program.  At July 23, 2019, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of June 30, 2019, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018:

		For the twelve months ending June 30,
	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(in millions)
Contractual obligations
Debt	$9,843	$361	$1,306	$3,428	$4,748
Interest on debt	4,705	628	1,149	870	2,058
Total	$14,548	$989	$2,455	$4,298	$6,806

Other commercial commitments—As of June 30, 2019, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018.

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

In connection with the Songa acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  In connection with the Ocean Rig acquisition, we acquired 11 mobile offshore drilling units, including nine ultra-deepwater floaters and two harsh environment floaters and the contracts relating to the construction of two ultra-deepwater drillships.  See Notes to Condensed Consolidated Financial Statements—Note 4—Business Combinations.

We hold a 33.0 percent interest in Orion, the company that owns the harsh environment floater Transocean Norge.  The Moss Maritime CS60 design is considered among the most capable semisubmersibles in the world.  In August 2019, Orion is expected to complete construction of the rig and place it into service.  One of our subsidiaries will operate the rig under a six-well drilling contract that is expected to commence once the rig has been placed into service.  See Notes to Consolidated Financial Statements—Note 5—Unconsolidated Affiliates.

In the six months ended June 30, 2019, we made capital expenditures of $138 million, including capitalized interest of $18 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	six months	six months			Total
	through	ended	ending			estimated
	December 31,	June 30,	December 31,	For the years ending December 31,		costs
	2018	2019	2019	2020	2021	at completion
	(In millions)
Ocean Rig Santorini (a)	$—	$—	$420	$—	$—	$420
Ultra-Deepwater drillship TBN1 (b)	293	18	38	537	9	895
Ocean Rig Crete (a)	—	3	—	607	15	625
Deepwater Titan (c)	216	20	68	163	633	1,100
Total	$509	$41	$526	$1,307	$657	$3,040
(a)	Ocean Rig Santorini and Ocean Rig Crete, two ultra-deepwater drillships under construction at Samsung Heavy Industries Co., Ltd. shipyard in South Korea, do not yet have drilling contracts and are expected to be delivered in the fourth quarter of 2019 and the third quarter of 2020, respectively. Upon delivery of Ocean Rig Santorini and Ocean Rig Crete, the remaining obligations to the shipyard are expected to be $360 million and $520 million, respectively, and are included in the above table. The shipyard agreed to finance the expected remaining obligations at an interest rate of three percent per annum, payable semiannually, with principal due at maturity in June 2023 and January 2024, respectively. Following delivery of each rig, we have included estimated costs of $30 million to mobilize the rig to a location where it may be placed in service.
(b)	Our unnamed ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore does not yet have a drilling contract and is expected to be delivered in the third quarter of 2020. Following delivery of the unnamed ultra-deepwater drillship, we have included estimated costs of $40 million to mobilize the rig to a location where it may be placed in service.
(c)	Deepwater Titan, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore, is expected to commence operations in the first quarter of 2022. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the six months ended June 30, 2019, we identified three such drilling units that we intend to sell for scrap value.  During the year ended December 31, 2018, we identified eight such drilling units that we have sold or intend to sell for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.  During the six months ended June 30, 2019, we completed the sale of two ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received net cash proceeds of $37 million.  During the year ended December 31, 2018, we completed the sale of six ultra-deepwater floaters, one deepwater floater and one midwater floater, along with related assets, and we received net cash proceeds of $36 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  We disclose our significant accounting policies in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2018.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2018.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of June 30, 2019, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Accounting Standards Updates

For a discussion of the new accounting standards updates that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—Accounting Standards Updates in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to currency exchange rate risk related to our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2018.

Interest rate risk—The following table presents the principal amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of June 30, 2019 for the 12-month periods ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$361	$621	$685	$1,851	$1,577	$4,748	$9,843	$9,523
Average interest rate	6.25%	6.27%	6.98%	3.36%	7.87%	7.25%

At June 30, 2019 and December 31, 2018, the fair value of debt was $9.5 billion and $9.2 billion, respectively.  During the six months ended June 30, 2019, the fair value of our debt increased by $311 million due to the following: (a) an increase of approximately $1.1 billion due to the issuance of the 6.875% Senior Secured Notes and the 5.375% Senior Secured Notes and (b) an increase of approximately $532 million due to changes in market prices for our outstanding debt, partially offset by (c) a decrease of approximately $613 million due to the completion of cash tender offers to purchase certain notes and open market repurchases, (d) a decrease of approximately $544 million due to the reclassification of a finance lease contract to other long-term liabilities and (e) a decrease of approximately $172 million due to the repayment of debt at scheduled maturities.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States (“U.S.”) Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15 and 15d-15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters—Consent Decree” in our annual report on Form 10-K for the year ended December 31, 2018.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2018.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of June 30, 2019, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs (a)	(in millions) (a)
April 2019	—	$—	—	$3,322
May 2019	21,549	7.63	—	3,322
June 2019	—	—	—	3,322
Total	21,549	$7.63	—	$3,322
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion. At June 30, 2019, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.3 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”
Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8K (Commission File No. 00138373) filed on May 13, 2019
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8K (Commission File No. 00053533) filed on November 23, 2016
4.1	Indenture, dated May 24, 2019, by and among Transocean Sentry Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and as collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8K (Commission File No. 00138373) filed on May 29, 2019
4.2

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Phoenix 2 Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of October 19, 2016

Exhibit 4.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 00138373) for the quarterly period ended March 31, 2019

Number	Description	Location
4.3

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Proteus Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of December 8, 2016

Exhibit 4.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 00138373) for the quarterly period ended March 31, 2019
4.4

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Pontus Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of July 20, 2018

Exhibit 4.4 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 00138373) for the quarterly period ended March 31, 2019
4.5	Third Supplemental Indenture, dated as of July 29, 2019, among Global Marine Inc., Transocean Inc. and Wilmington Trust Company, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 29, 2019
10.1

Increase of Commitments and First Amendment to Credit Agreement, dated May 13, 2019, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8K (Commission File No. 00138373) filed on May 13, 2019
10.2

Increase of Commitments and Second Amendment to Credit Agreement and First Amendment to Guaranties dated July 15, 2019, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8K (Commission File No. 00138373) filed on July 15, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018; (ii) our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018; (iii) our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018; (iv) our condensed consolidated statements of equity for the three and six months ended June 30, 2019 and 2018; (v) our condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018; and (vi) the notes to condensed consolidated financial statements

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on July 30, 2019.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)