Form 10-Q
period 2019-09-30
Transocean Ltd.
filed 2019-10-30
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 22, 2019, 611,861,630 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

PART I.FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Contract drilling revenues	$784	$816	$2,296	$2,270

Costs and expenses
Operating and maintenance	547	447	1,565	1,302
Depreciation and amortization	212	201	648	614
General and administrative	45	35	139	134
	804	683	2,352	2,050
Loss on impairment	(583)	(432)	(584)	(1,446)
Loss on disposal of assets, net	(4)	(6)	(7)	—
Operating loss	(607)	(305)	(647)	(1,226)

Other income (expense), net
Interest income	11	11	33	36
Interest expense, net of amounts capitalized	(166)	(160)	(500)	(455)
Loss on retirement of debt	(12)	(1)	(39)	(3)
Other, net	3	16	34	6
	(164)	(134)	(472)	(416)
Loss before income tax expense	(771)	(439)	(1,119)	(1,642)
Income tax expense (benefit)	54	(30)	83	118

Net loss	(825)	(409)	(1,202)	(1,760)
Net income (loss) attributable to noncontrolling interest	—	—	2	(6)
Net loss attributable to controlling interest	$(825)	$(409)	$(1,204)	$(1,754)

Loss per share
Basic	$(1.35)	$(0.88)	$(1.97)	$(3.86)
Diluted	$(1.35)	$(0.88)	$(1.97)	$(3.86)

Weighted-average shares outstanding
Basic	613	463	612	454
Diluted	613	463	612	454

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(825)	$(409)	$(1,202)	$(1,760)
Net income (loss) attributable to noncontrolling interest	—	—	2	(6)
Net loss attributable to controlling interest	(825)	(409)	(1,204)	(1,754)

Components of net periodic benefit costs before reclassifications	—	(1)	7	(4)
Components of net periodic benefit costs reclassified to net loss	—	2	1	4

Other comprehensive income before income taxes	—	1	8	—
Income taxes related to other comprehensive income	—	—	—	—
Other comprehensive income	—	1	8	—
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income attributable to controlling interest	—	1	8	—

Total comprehensive loss	(825)	(408)	(1,194)	(1,760)
Total comprehensive income (loss) attributable to noncontrolling interest	—	—	2	(6)
Total comprehensive loss attributable to controlling interest	$(825)	$(408)	$(1,196)	$(1,754)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$1,906	$2,160
Accounts receivable, net of allowance for doubtful accounts
of less than $1 at December 31, 2018	639	604
Materials and supplies, net of allowance for obsolescence
of $123 and $134 at September 30, 2019 and December 31, 2018, respectively	475	474
Restricted cash accounts and investments	551	551
Other current assets	200	159
Total current assets	3,771	3,948

Property and equipment	24,203	25,811
Less accumulated depreciation	(5,255)	(5,403)
Property and equipment, net	18,948	20,408
Contract intangible assets	655	795
Deferred income taxes, net	21	66
Other assets	1,054	448
Total assets	$24,449	$25,665

Liabilities and equity
Accounts payable	$308	$269
Accrued income taxes	35	70
Debt due within one year	349	373
Other current liabilities	797	746
Total current liabilities	1,489	1,458

Long-term debt	9,041	9,605
Deferred income taxes, net	193	64
Other long-term liabilities	1,784	1,424
Total long-term liabilities	11,018	11,093

Commitments and contingencies

Shares, CHF 0.10 par value, 639,674,422 authorized, 142,365,398 conditionally authorized, 617,970,525 issued and 611,849,468 outstanding at September 30, 2019, and 638,285,574 authorized, 143,754,246 conditionally
authorized, 610,581,677 issued and 609,649,291 outstanding at December 31, 2018	59	59
Additional paid-in capital	13,415	13,394
Accumulated deficit	(1,246)	(67)
Accumulated other comprehensive loss	(295)	(279)
Total controlling interest shareholders’ equity	11,933	13,107
Noncontrolling interest	9	7
Total equity	11,942	13,114
Total liabilities and equity	$24,449	$25,665

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Shares
Balance, beginning of period	$59	$44	$59	$37
Issuance of shares in acquisition transactions	—	—	—	7
Balance, end of period	$59	$44	$59	$44

Additional paid-in capital
Balance, beginning of period	$13,405	$12,022	$13,394	$11,031
Share-based compensation	9	8	28	36
Issuance of shares in acquisition transactions	—	—	—	739
Equity component of convertible debt instruments	—	—	—	172
Acquisition of redeemable noncontrolling interest	—	—	—	53
Allocated capital for transactions with holders of noncontrolling interest	—	2	—	5
Other, net	1	1	(7)	(3)
Balance, end of period	$13,415	$12,033	$13,415	$12,033

Retained earnings (accumulated deficit)
Balance, beginning of period	$(421)	$584	$(67)	$1,929
Net loss attributable to controlling interest	(825)	(409)	(1,204)	(1,754)
Effect of adopting accounting standards updates	—	—	25	—
Balance, end of period	$(1,246)	$175	$(1,246)	$175

Accumulated other comprehensive loss
Balance, beginning of period	$(295)	$(291)	$(279)	$(290)
Other comprehensive income attributable to controlling interest	—	1	8	—
Effect of adopting accounting standards update	—	—	(24)	—
Balance, end of period	$(295)	$(290)	$(295)	$(290)

Total controlling interest shareholders’ equity
Balance, beginning of period	$12,748	$12,359	$13,107	$12,707
Total comprehensive loss attributable to controlling interest	(825)	(408)	(1,196)	(1,754)
Share-based compensation	9	8	28	36
Issuance of shares in acquisition transactions	—	—	—	746
Equity component of convertible debt instruments	—	—	—	172
Acquisition of redeemable noncontrolling interest	—	—	—	53
Allocated capital for transactions with holders of noncontrolling interest	—	2	—	5
Other, net	1	1	(6)	(3)
Balance, end of period	$11,933	$11,962	$11,933	$11,962

Noncontrolling interest
Balance, beginning of period	$9	$3	$7	$4
Total comprehensive income (loss) attributable to noncontrolling interest	—	(1)	2	(2)
Recognition of noncontrolling interest in business combination	—	—	—	33
Acquisition of noncontrolling interest	—	(1)	—	(31)
Allocated capital for transactions with holders of noncontrolling interest	—	(2)	—	(5)
Balance, end of period	$9	$(1)	$9	$(1)

Total equity
Balance, beginning of period	$12,757	$12,362	$13,114	$12,711
Total comprehensive loss	(825)	(409)	(1,194)	(1,756)
Share-based compensation	9	8	28	36
Issuance of shares in acquisition transactions	—	—	—	746
Equity component of convertible debt instruments	—	—	—	172
Recognition of noncontrolling interest in business combination	—	—	—	33
Acquisition of redeemable noncontrolling interest	—	—	—	53
Acquisition of noncontrolling interest	—	(1)	—	(31)
Other, net	1	1	(6)	(3)
Balance, end of period	$11,942	$11,961	$11,942	$11,961

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,202)	$(1,760)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	140	78
Depreciation and amortization	648	614
Share-based compensation expense	28	36
Loss on impairment	584	1,446
Loss on disposal of assets, net	7	—
Loss on retirement of debt	39	3
Deferred income tax expense	139	50
Other, net	28	12
Changes in deferred revenues, net	19	(127)
Changes in deferred costs, net	(21)	23
Changes in other operating assets and liabilities, net	(216)	(55)
Net cash provided by operating activities	193	320

Cash flows from investing activities
Capital expenditures	(259)	(140)
Proceeds from disposal of assets, net	52	37
Investments in unconsolidated affiliates	(77)	(107)
Unrestricted and restricted cash acquired in business combination	—	131
Proceeds from maturities of unrestricted and restricted investments	123	500
Deposits to unrestricted investments	—	(50)
Other, net	3	—
Net cash provided by (used in) investing activities	(158)	371

Cash flows from financing activities
Proceeds from issuance of debt, net of discount and issue costs	1,056	1,319
Repayments of debt	(1,189)	(2,015)
Proceeds from investments restricted for financing activities	—	26
Payments to terminate derivative instruments	—	(92)
Other, net	(34)	(29)
Net cash used in financing activities	(167)	(791)

Net decrease in unrestricted and restricted cash and cash equivalents	(132)	(100)
Unrestricted and restricted cash and cash equivalents, beginning of period	2,589	2,975
Unrestricted and restricted cash and cash equivalents, end of period	$2,457	$2,875

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of September 30, 2019, we owned or had partial ownership interests in and operated 45 mobile offshore drilling units, including 28 ultra-deepwater floaters, 14 harsh environment floaters and three midwater floaters. As of September 30, 2019, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, included in our annual report on Form 10-K filed on February 19, 2019.

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

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Leases—Effective January 1, 2019, we adopted the accounting standards update that requires lessees to recognize a right-of-use asset and lease liability for virtually all leases and updates previous accounting standards for lessors to align certain requirements with the updates to the revenue recognition accounting standards.  We applied the transition method that required us to recognize right-of-use assets and lease liabilities as of the date of our adoption with no adjustment to prior periods.  We applied the package of practical expedients that permitted us to carry forward historical lease classifications.  For our drilling contracts, we recognize revenues based on the predominant component, which is the service component.  As of January 1, 2019, for the finance leases under which we are the lessee, we reclassified to other assets $528 million, representing the unamortized right-of-use asset previously recorded in property and equipment, and we reclassified an aggregate remaining lease liability of $511 million, including $32 million and $479 million recorded in other current liabilities and other long-term liabilities, respectively, previously recorded in debt due within one year and debt.  As of January 1, 2019, for operating leases under which we are the lessee, we recorded a non-cash adjustment to recognize an aggregate right-of-use asset of $95 million, recorded in other assets, and a corresponding aggregate remaining lease liability of $133 million, including $15 million and $118 million recorded in other current liabilities and other long-term liabilities, respectively.  We have accounted for lease and non-lease components of our operating leases as a single component.  We have not recognized right-of-use assets or lease liabilities for our short-term leases.  Our adoption did not have and is not expected in the future to have a material effect on our condensed consolidated statements of financial position, operations or cash flows.  See Note 9—Leases.

Other comprehensive income—Effective January 1, 2019, we adopted the accounting standards update that allows for a reclassification from accumulated other comprehensive loss to accumulated deficit for stranded tax effects resulting from the Tax Cuts and

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Note 4—Business Combinations

Overview

In the year ended December 31, 2018, we completed the acquisitions of Songa Offshore SE, a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus (“Songa”) and Ocean Rig UDW Inc., a Cayman Islands exempted company with limited liability (“Ocean Rig”).  In the three and nine months ended September 30, 2018, we incurred acquisition costs of $4 million and $11 million, respectively, recorded in general and administrative costs and expenses, related to these acquisitions.

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

Assets and liabilities—In the three months ended September 30, 2019, we completed our estimates of the fair values of the assets acquired and liabilities assumed.  At September 30, 2019, the fair values of assets acquired and liabilities assumed, measured as of December 5, 2018, were as follows (in millions):

Total
Assets acquired
Cash and cash equivalents	$152
Accounts receivable	76
Property and equipment	2,205
Drilling contract intangible assets	275
Other assets	115

Liabilities assumed
Accounts payable and other current liabilities	71
Construction contract intangible liabilities	132
Other long-term liabilities	54
Net assets acquired	$2,566

In the nine months ended September 30, 2019, as a result of adjustments to assets acquired and liabilities assumed in the Ocean Rig acquisition, we recognized a gain of $11 million, recorded in other, net, as an adjustment to the previously recognized gain on bargain purchase.  Including this adjustment, we have recognized a cumulative net gain of $21 million associated with the bargain purchase, primarily due to the decline in the market value of our shares between the announcement date and the closing date.  We estimated the fair value of the rigs and related equipment by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the acquisition date.  We estimated the fair value of the drilling contracts by comparing the contractual dayrates over the remaining firm contract term and option periods relative to the projected market dayrates as of the acquisition

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

date.  We estimated the fair value of the construction contracts by comparing the contractual future payments and terms relative to the market payments and terms as of the acquisition date.  Our estimates of fair value for the drilling units and contract intangibles required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the assets, such as future commodity prices, projected demand for our services, rig availability, rig utilization, dayrates, remaining useful lives of the rigs and discount rates.

Note 5—Unconsolidated Affiliates

We hold investments in various partially owned, unconsolidated companies, including a 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (“Orion”), a Cayman Islands company formed to construct and own the newbuild harsh environment floater Transocean Norge through its wholly owned subsidiary.  In the nine months ended September 30, 2019 and 2018, we made an aggregate cash contribution of $74 million and $91 million, respectively, to Orion.  We have agreed to contribute $33 million to Orion in January 2020.  At September 30, 2019 and December 31, 2018, the aggregate carrying amount of our investment in Orion was $163 million and $91 million, respectively, recorded in other assets.

In the three and nine months ended September 30, 2019, we earned income of $1 million and $3 million, recorded in other income, for agent fees to procure equipment and services on behalf of Orion or its subsidiary under management services and shipyard care agreements.  In the three and nine months ended September 30, 2019, we received an aggregate cash payment of $41 million and $74 million, respectively, as reimbursement, together with the agent fees, for equipment and services procured on behalf of Orion or its subsidiary.

In the three and nine months ended September 30, 2019, we recognized rental expense of $3 million, recorded in operating and maintenance costs and expenses, and made an aggregate cash payment of $2 million to lease the harsh environment floater Transocean Norge under a short-term bareboat charter agreement, which is expected to expire in May 2020.  In the three and nine months ended September 30, 2019, we made an aggregate cash payment of $9 million to acquire materials and supplies and other equipment from Orion.  At September 30, 2019, we had receivables of $35 million and payables of $4 million, recorded in other current assets and other current liabilities, respectively, due from or to Orion or its subsidiary.

Note 6—Revenues

Overview—The duration of our performance obligation varies by contract.  As of September 30, 2019, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  In the nine months ended September 30, 2019, we recognized revenues of $10 million for performance obligations satisfied in previous periods due to certain revenues recognized on a cash basis.  In the three and nine months ended September 30, 2018, we recognized revenues of $54 million and $147 million, respectively, for performance obligations satisfied in previous periods, primarily related to revenues for a customer’s contract termination and certain revenues recognized on a cash basis.

To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and deliver or mobilize a rig to the drilling location.  We defer such pre-operating costs and recognize the costs on a straight-line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated firm period of drilling.  In the three and nine months ended September 30, 2019, we recognized pre-operating costs of $4 million and $10 million, respectively.  In the three and nine months ended September 30, 2018, we recognized pre-operating costs of $14 million and $36 million, respectively.  At September 30, 2019 and December 31, 2018, the unrecognized pre-operating costs to obtain contracts was $21 million and $2 million, respectively, recorded in other assets.

Disaggregation—We recognized revenues as follows (in millions):

	Three months ended September 30, 2019					Three months ended September 30, 2018
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$317	$—	$27	$149	$493	$396	$—	$1	$86	$483
Harsh environment floaters	4	200	—	77	281	—	174	—	91	265
Deepwater floaters	—	—	—	—	—	—	—	25	11	36
Midwater floaters	—	—	—	10	10	—	—	—	19	19
High-specification jackups	—	—	—	—	—	—	—	—	13	13
Total revenues	$321	$200	$27	$236	$784	$396	$174	$26	$220	$816

	Nine months ended September 30, 2019					Nine months ended September 30, 2018
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$940	$—	$81	$434	$1,455	$1,162	$—	$1	$168	$1,331
Harsh environment floaters	4	554	—	232	790	—	467	—	254	721
Deepwater floaters	—	—	6	1	7	—	—	74	32	106
Midwater floaters	—	—	—	44	44	—	—	—	57	57
High-specification jackups	—	—	—	—	—	—	—	—	55	55
Total revenues	$944	$554	$87	$711	$2,296	$1,162	$467	$75	$566	$2,270

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation and capital upgrades using the straight-line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	September 30,	December 31,
	2019	2018
Deferred contract revenues, recorded in other current liabilities	$108	$87
Deferred contract revenues, recorded in other long-term liabilities	397	399
Total contract liabilities	$505	$486

Significant changes in contract liabilities were as follows (in millions):

	Nine months ended
	September 30,
	2019	2018
Total contract liabilities, beginning of period	$486	$625
Decrease due to recognition of revenues for goods and services	(83)	(192)
Increase due to goods and services transferred over time	102	65
Total contract liabilities, end of period	$505	$498

Note 7—Drilling Fleet

Construction work in progress—The changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Nine months ended
	September 30,
	2019	2018
Construction work in progress, beginning of period	$632	$1,392

Capital expenditures
Newbuild construction program	90	64
Other equipment and construction projects	169	76
Total capital expenditures	259	140
Changes in accrued capital additions	32	(6)
Construction work in progress impaired	(5)	—
Construction work in progress acquired in business combination	—	26

Property and equipment placed into service
Newbuild construction program	—	(903)
Other property and equipment	(151)	(61)
Construction work in progress, end of period	$767	$588

Impairments of assets held for sale—In September 2019, we announced our intent to retire in an environmentally responsible way the ultra-deepwater floaters Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit, along with related assets.  In the three and nine months ended September 30, 2019, we recognized an aggregate loss of $578 million ($0.96 per diluted share), which had no tax effect, associated with the impairment of these assets and other equipment, which we determined were impaired at the time we classified the assets as held for sale.

During the nine months ended September 30, 2018, we announced our intent to retire in an environmentally responsible way the ultra-deepwater floaters Deepwater Discovery, Deepwater Frontier, Deepwater Millennium and GSF C.R. Luigs and the midwater floaters Songa Delta and Songa Trym, along with related assets.  In the three and nine months ended September 30, 2018, we recognized an aggregate loss of $433 million ($0.93 per diluted share) and $981 million ($2.15 per diluted share), respectively, which had no tax effect, associated with the impairment of these assets, which we determined were impaired at the time we classified the assets as held for sale.

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

Dispositions—During the nine months ended September 30, 2019, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the ultra-deepwater floaters Deepwater Frontier, Deepwater Millennium and Ocean Rig Paros, the harsh environment floater Eirik Raude, the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Actinia and Songa Delta, along with related assets.  In the nine months ended September 30, 2019, we received aggregate net cash proceeds of $47 million and recognized an aggregate net gain of $2 million, which had no tax effect, associated with the disposal of these assets.  In the nine months

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

ended September 30, 2019, we received aggregate net cash proceeds of $5 million and recognized an aggregate net loss of $9 million associated with the disposal of assets unrelated to rig sales.

During the nine months ended September 30, 2018, we completed the sale of the ultra-deepwater floaters Cajun Express, Deepwater Discovery, Deepwater Pathfinder, Sedco Energy and Sedco Express, the deepwater floater Transocean Marianas and the midwater floater Songa Trym, along with related assets.  In the nine months ended September 30, 2018, we received aggregate net cash proceeds of $31 million and recognized an aggregate net gain of $6 million ($0.02 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the nine months ended September 30, 2018, we received aggregate net cash proceeds of $6 million and recognized an aggregate net loss of $6 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At September 30, 2019, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floaters Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit and related assets, was $15 million, recorded in other current assets.  At December 31, 2018, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floaters Deepwater Frontier and Deepwater Millennium, the deepwater floaters Jack Bates and Transocean 706 and the midwater floater Songa Delta, along with related assets, was $25 million, recorded in other current assets.

Note 8—Goodwill

During the three months ended June 30, 2018, we classified as held for sale and impaired three ultra-deepwater floaters.  We identified the impairment of these assets as an indicator that our goodwill may be impaired.  In the nine months ended September 30, 2018, as a result of our interim goodwill impairment test, we recognized a loss of $462 million ($1.02 per diluted share), which had no tax effect, associated with the impairment of the full balance of our goodwill. We estimated the fair value of the contract drilling services reporting unit using the income approach. Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Note 9—Leases

Our operating leases are principally for office space, real estate, storage facilities and operating equipment.  At September 30, 2019, our operating leases had a weighted average discount rate of 6.3 percent and a weighted-average remaining lease term of 13.9 years.

Our finance lease of the ultra-deepwater drillship Petrobras 10000, which is scheduled to expire in August 2029, has an implicit interest rate of 7.8 percent and requires scheduled monthly payments of $6 million through lease expiration, after which we will have the right and obligation to acquire the drillship from the lessor for one dollar.  In the nine months ended September 30, 2019, we recognized expense of $15 million, recorded in depreciation and amortization, associated with the amortization of the right-of-use asset.

The components of our lease costs were as follows (in millions):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2019	2019
Lease costs
Operating lease costs	$6	$19
Short-term lease costs	3	4
Finance lease costs, amortization of right-of-use assets	5	15
Finance lease costs, interest on lease liabilities	9	29
Total lease costs	$23	$67

Supplemental cash flow information for our leases was as follows (in millions):

Nine months
ended
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14
Operating cash flows from finance lease	29
Financing cash flows from finance lease	24

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

At September 30, 2019, the aggregate future minimum rental payments for our leases were as follows (in millions):

	Operating	Finance
	leases	lease
Twelve months ending September 30,
2020	$18	$71
2021	11	71
2022	12	71
2023	12	71
2024	11	71
Thereafter	132	345
Total future minimum rental payment	196	700
Less amount representing imputed interest	(72)	(213)
Present value of future minimum rental payments	124	487
Less current portion, recorded in other current liabilities	(14)	(34)
Long-term lease liabilities, recorded in other long-term liabilities	$110	$453

Note 10—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
6.50% Senior Notes due November 2020	$208	$286	$209	$288
6.375% Senior Notes due December 2021	224	328	224	327
5.52% Senior Secured Notes due May 2022	221	282	219	280
3.80% Senior Notes due October 2022	199	411	198	408
0.50% Exchangeable Bonds due January 2023	863	863	862	862
5.375% Senior Secured Notes due May 2023	525	—	517	—
9.00% Senior Notes due July 2023	753	1,250	738	1,221
5.875% Senior Secured Notes due January 2024	667	750	655	735
7.75% Senior Secured Notes due October 2024	450	480	441	469
6.25% Senior Secured Notes due December 2024	469	500	460	489
6.125% Senior Secured Notes due August 2025	534	600	524	588
7.25% Senior Notes due November 2025	750	750	737	736
7.50% Senior Notes due January 2026	750	750	743	742
6.875% Senior Secured Notes due February 2027	550	—	541	—
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	306	306
Finance lease contract due August 2029	—	511	—	511
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	991	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	9,496	10,094	9,390	9,978
Less debt due within one year
5.52% Senior Secured Notes due May 2022	87	83	86	81
9.00% Senior Notes due July 2023	3	—	3	—
5.875% Senior Secured Notes due January 2024	83	83	79	79
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	60	60
6.125% Senior Secured Notes due August 2025	66	66	63	63
Finance lease contract due August 2029	—	32	—	32
Total debt due within one year	361	386	349	373
Total long-term debt	$9,135	$9,708	$9,041	$9,605

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At September 30, 2019, the scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending September 30,
2020	$361
2021	602
2022	669
2023	2,582
2024	609
Thereafter	4,673
Total principal amount of debt	9,496
Total debt-related balances, net	(106)
Total carrying amount of debt	$9,390

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  As of September 30, 2019, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and in May, July and September 2019, we amended the terms of the Secured Credit Facility to, among other changes, increase the borrowing capacity to $1.3 billion and add to and clarify the lender parties and their respective commitments under the facility.  The Secured Credit Facility is scheduled to expire on the earlier of (i) June 22, 2023 or (ii) if greater than $300 million aggregate principal amount of our 9.00% senior notes due July 2023 remain outstanding in April 2023, such date.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries and is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Invictus, Deepwater Skyros, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen, the aggregate carrying amount of which was $4.1 billion at September 30, 2019.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At September 30, 2019, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At September 30, 2019, we had no borrowings outstanding, $15 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Debt issuances

Senior secured notes—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received approximately $539 million aggregate cash proceeds, net of discount and issue costs.  The 6.875% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Poseidon and the equity of the wholly owned subsidiaries that own or operate the collateral rig.  Additionally, we were required to deposit $19 million in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of (a) interest only through August 2021 and (b) principal and interest thereafter.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.  We will be required to redeem the notes at a price equal to 100 percent of the aggregate principal amount, without a make-whole provision, upon the occurrence of certain events related to the collateral rig and the related drilling contract.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that limit the ability of our subsidiaries that own or operate the collateral rig to declare or pay dividends to their affiliates.  The indenture also imposes a maximum collateral rig leverage ratio (the “Maximum Collateral Ratio”), represented by the net earnings of the rig relative to the debt balance, that changes over the term of the notes.  Through December 31, 2020, the Maximum Collateral Ratio under the indenture is 5.75 to 1.00.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.  The indenture also imposes a Maximum Collateral Ratio, represented by the net earnings of the rig relative to the debt balance, that changes over the term of the notes.  Through March 31, 2021, the Maximum Collateral Ratio under the indenture is 4.50 to 1.00.

On July 13, 2018, we issued $750 million aggregate principal amount of 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”) and received aggregate cash proceeds of $733 million, net of discount and issue costs.  In connection with the issuance of such notes, we were required to deposit $63 million in restricted cash accounts to satisfy debt service and reserve requirements.  We are required to pay semiannual installments of principal and interest.  The 5.875% Senior Secured Notes are secured by the assets and earnings associated with the harsh environment floaters Transocean Enabler and Transocean Encourage and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.

On July 20, 2018, we issued $600 million aggregate principal amount of 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes” and, together with the 5.875% Senior Secured Notes, the “2018 Senior Secured Notes”), and we received aggregate cash proceeds of $586 million, net of discount and issue costs.  In connection with the issuance of such notes, we were required to deposit $51 million in restricted cash accounts to satisfy debt service and reserve requirements.  We are required to pay semiannual installments of principal and interest.  The 6.125% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Pontus and the equity of the wholly owned subsidiaries that own or operate the collateral rig.

Exchangeable bonds—In the nine months ended September 30, 2018, we issued $863 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”), as partial consideration for the acquisition of Songa shares and as consideration for refinancing certain Songa indebtedness.  The Exchangeable Bonds may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  We recorded the Exchangeable Bonds at the aggregate fair value of $1.0 billion, measured as of the issuance date, and recorded to additional paid-in capital the amount above par value, representing a substantial premium of $172 million.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

Debt retirements

Tender offers—On February 5, 2019, we completed cash tender offers to purchase certain notes (the “2019 Tendered Notes”).  We received valid tenders from holders of aggregate principal amounts of the 2019 Tendered Notes as follows (in millions):

Nine months
ended
September 30,
2019
6.50% Senior Notes due November 2020	$57
6.375% Senior Notes due December 2021	63
3.80% Senior Notes due October 2022	190
9.00% Senior Notes due July 2023	200
Aggregate principal amount retired	$510

Aggregate cash payment	$522
Aggregate net loss	$(18)

Repurchases—We repurchased in the open market our debt securities with aggregate principal amounts as follows (in millions):

	Nine months ended September 30,
	2019	2018
6.50% Senior Notes due November 2020	$21	$—
6.375% Senior Notes due December 2021	41	—
3.80% Senior Notes due October 2022	22	95
9.00% Senior Notes due July 2023	297	—
Aggregate principal amount retired	$381	$95

Aggregate cash payment	$395	$95
Aggregate net loss for the three months ended September 30	$(12)	$—
Aggregate net loss for the nine months ended September 30	$(21)	$(1)

Other repayments—During the nine months ended September 30, 2018, in connection with the Songa acquisition, we assumed the rights and obligations under certain credit agreements, a subscription agreement and bond loan agreements.  In the three and nine months ended September 30, 2018, we made an aggregate cash payment equivalent to $1.59 billion and $1.65 billion, respectively, to repay the debt obligations outstanding under these agreements, and we terminated the underlying agreements.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Derivative Instruments

Forward exchange contracts—At September 30, 2019, we held undesignated forward exchange contracts, extending through March 2020, with an aggregate notional payment amount of $93 million and an aggregate notional receive amount of NOK 810 million, representing a weighted average exchange rate of NOK 8.74 to $1.  At September 30, 2019 and December 31, 2018, the net carrying amount of our undesignated forward exchange contracts was a liability of $3 million and $6 million, respectively, recorded in other current liabilities.

Currency swaps—In connection with the Songa acquisition, we acquired undesignated currency swaps to receive Norwegian kroner in exchange for U.S. dollars.  In the nine months ended September 30, 2018, we made an aggregate cash payment of $92 million to terminate the currency swaps and we recognized a loss of $11 million, recorded in other, net.

Note 12—Income Taxes

Tax provision and rate—In the nine months ended September 30, 2019 and 2018, our effective tax rate was (7.4) percent and (7.2) percent, respectively, based on income or loss before income tax expense.  In the nine months ended September 30, 2019 and 2018, the effect of various discrete period tax items was a net tax benefit of $40 million and a net tax expense of $91 million, respectively.  In the nine months ended September 30, 2019, such discrete items were related to various items, including settlements and expirations of various uncertain tax positions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the nine months ended September 30, 2018, such discrete items were primarily related to the U.S. transition tax on non-U.S. earnings.  In the nine months ended September 30, 2019 and 2018, our effective tax rate, excluding discrete items, was (24.7) percent and (15.6) percent, respectively, based on income or loss before income tax expense.  Our effective tax rate in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, decreased primarily due to the adoption of a new operating structure, which reduces our exposure to the U.S. base erosion and anti-abuse tax and other cash taxes in the U.S. in the current and future years.  To a lesser extent, our effective tax rate decreased due to changes in the relative blend of income from operations in certain jurisdictions.

Included in our tax provision for the nine months ended September 30, 2019, we recognized a tax benefit of $112 million, including interest and penalties, as a result of changes to our unrecognized tax benefits related to settlements that were closed in our favor, which was partially offset by tax expense of $94 million for unrecognized tax benefits related to new positions.  See Note 17—Subsequent Events.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010, and in June 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  In September 2018 and in the first half of 2019, a portion of one of the cases was favorably closed.  As of September 30, 2019, the remaining aggregate tax assessment was for BRL 672 million, equivalent to approximately $162 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 13—Loss Per Share

The numerator and denominator used to compute per share loss were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(825)	$(825)	$(409)	$(409)	$(1,204)	$(1,204)	$(1,754)	$(1,754)

Denominator for loss per share
Weighted-average shares outstanding	612	612	463	463	611	611	454	454
Effect of share-based awards and other equity instruments	1	1	—	—	1	1	—	—
Weighted-average shares for per share calculation	613	613	463	463	612	612	454	454

Loss per share	$(1.35)	$(1.35)	$(0.88)	$(0.88)	$(1.97)	$(1.97)	$(3.86)	$(3.86)

In the three and nine months ended September 30, 2019, we excluded from the calculation 12.2 million share-based awards since the effect would have been anti-dilutive.  In the three and nine months ended September 30, 2018, we excluded from the calculation 10.7 million share-based awards since the effect would have been anti-dilutive.  In the three and nine months ended September 30, 2019, we excluded from the calculation 84.0 million shares issuable upon conversion of the Exchangeable Bonds, since the effect would have been anti-dilutive. In the three and nine months ended September 30, 2018, we excluded from the calculation 84.0 million and 74.9 million shares issuable upon conversion of the Exchangeable Bonds, respectively, since the effect would have been anti-dilutive.

Note 14—Contingencies

Legal proceedings

Macondo well incident—On April 22, 2010, the ultra-deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc.  Following the incident, we have been subject to civil and criminal claims, as well as causes of action, fines and penalties by local, state and federal governments.  Litigation commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”).  We recognized a liability for the remaining estimated loss contingencies associated with litigation resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At September 30, 2019 and December 31, 2018, the liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $124 million and $158 million, respectively, recorded in other current liabilities, the majority of which is related to the settlement agreement that we and the Plaintiff Steering Committee filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”).  A significant portion of the contingencies arising from the Macondo well incident has now been resolved or is pending release of funds from escrow.  As for any actions not resolved by our previous settlements, we will vigorously defend those claims and pursue any and all defenses available.

On February 15, 2017, the MDL Court entered a final order and judgment approving the PSC Settlement Agreement.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million to be allocated between two classes of plaintiffs in exchange for a release of all respective claims each class has against us.  As required under the PSC Settlement Agreement, we deposited the settlement amount into an escrow account established by the MDL Court.  In August 2019 and November 2018, the MDL Court released $33 million and $58 million, respectively, from the escrow account to make payments to the plaintiffs.  At September 30, 2019 and December 31, 2018, the remaining cash balance in the escrow account was $124 million and $156 million, respectively, recorded in restricted cash accounts and investments.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At September 30, 2019, nine plaintiffs have claims pending in Louisiana, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure related to the complaints, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2019, the subsidiary was a defendant in approximately 192 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement, that we believe will be sufficient to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Nigerian Cabotage Act litigation—In October 2007, three of our subsidiaries were each served a Notice and Demand from the Nigeria Maritime Administration and Safety Agency (“NIMASA”), imposing a two percent surcharge on the value of all contracts performed by us in Nigeria pursuant to the Coastal and Inland Shipping (Cabotage) Act 2003 (the “Cabotage Act”).  Our subsidiaries each filed an originating summons in the Federal High Court in Lagos challenging the imposition of this surcharge on the basis that the Cabotage Act and associated levy is not applicable to offshore drilling rigs.  The respondents challenged the competence of the suits on several procedural grounds.  The court upheld the objections and dismissed the suits.  In December 2010, our subsidiaries filed a new joint Cabotage Act suit.  In June 2019, the Court of Appeal of Nigeria ruled the suits had been properly dismissed, confirming that offshore drilling rigs are not subject to the surcharges of the Cabotage Act.  NIMASA has not indicated whether it intends to appeal.  While we cannot predict or provide assurance as to the outcome of these proceedings, we do not expect the proceedings to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

One of our subsidiaries has been named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs agreed, under a participation agreement with the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Justice, to settle our potential liabilities by remediating the site, and we have completed the required remediation.  Our share of the ongoing operation and maintenance costs has been insignificant.  We have no reason to believe that any additional potential liabilities for the site will be material.

One of our subsidiaries was ordered by the California Regional Water Quality Control Board to develop a testing plan for a site known as Campus 1000 Fremont in Alhambra, California, which is now a part of the San Gabriel Valley, Area 3, Superfund site.  The current property owner, an unrelated party, performed the required testing and detected no contaminants, and based on such results, we would contest any potential liability.  We have no knowledge of the potential cost of any remediation, who has been named as PRPs, and whether in fact any of our subsidiaries is a responsible party.  The subsidiaries in question do not own any operating assets and have limited ability to respond to any liabilities.

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

Note 15—Equity

On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  To complete the acquisition, we issued 66.9 million shares with a weighted average per share market value of $10.99 and $854 million aggregate principal amount of the Exchangeable Bonds.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Note 16—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$1,906	$1,906	$2,160	$2,160
Restricted cash and cash equivalents	551	551	429	429
Restricted investments	—	—	123	123
Long-term debt, including current maturities	9,390	8,569	9,978	9,212
Derivative instruments, liabilities	3	3	6	6

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

Restricted cash and cash equivalents—The carrying amount of our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order, approximates fair value because of the near-term maturities of the instruments in which the restricted balances are held.  At September 30, 2019, the aggregate carrying amount of such restricted cash and cash equivalents was $551 million, recorded in current assets.  At December 31, 2018, the aggregate carrying amount of such restricted cash and cash equivalents was $429 million, including $428 million and $1 million recorded in current assets and other assets, respectively.

Restricted investments—The carrying amount of our restricted investments, which were held in escrow by court order, represents the amortized historical cost of the time deposits in which they are invested.  The carrying amount of such restricted investments approximates fair value because of the near-term maturities of the instruments.

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

Note 17—Subsequent Events

Income taxes—Subsequent to September 30, 2019, the U.S. Treasury Department issued proposed regulations that clarify portions of the Tax Cuts and Jobs Act.  As a result of the proposed regulations, we expect to recognize a tax benefit of approximately $90 million in the three months ending December 31, 2019.

Samsung Heavy Industries Co., Ltd.—In September 2019, two of our indirect, wholly owned subsidiaries delivered to Samsung Heavy Industries Co., Ltd. (“SHI”) notices of intent to relinquish their respective interests in Ocean Rig Santorini and Ocean Rig Crete, two ultra-deepwater drillships under construction.  In October 2019, we agreed with SHI to cancel the construction contracts for the rigs in exchange for the parties terminating their respective obligations and liabilities under the construction contracts and our subsidiaries releasing to SHI their respective interests in the rigs.  As a result, we expect to eliminate the construction contract intangible liabilities of $132 million in the three months ended December 31, 2019.

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
◾newbuild, upgrade, shipyard and other capital projects, including completion, relinquishment or abandonment, delivery and commencement of operation dates, expected downtime and lost revenue, the level of expected capital expenditures and the timing and cost of completion of capital projects;
◾the cost and timing of acquisitions and the proceeds and timing of dispositions;
◾the optimization of rig-based spending;
◾tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Nigeria, Norway, the United Kingdom (“U.K.”) and the U.S.;
◾legal and regulatory matters, including results and effects of current or potential legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 22, 2019, we owned or had partial ownership interests in and operated 45 mobile offshore drilling units, including 28 ultra-deepwater floaters, 14 harsh environment floaters and three midwater floaters.  As of October 22, 2019, we were constructing two ultra-deepwater drillships.

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

Significant Events

Debt issuance—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received $539 million aggregate cash proceeds, net of discount and issue costs.  On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”), and we received $517 million aggregate cash proceeds, net of discount and issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—During the nine months ended September 30, 2019, we completed cash tender offers to purchase certain notes (the “2019 Tendered Notes”).  In the nine months ended September 30, 2019, we made an aggregate cash payment of $522 million to settle the 2019 Tendered Notes and recognized a loss of $18 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

During the nine months ended September 30, 2019, we repurchased in the open market $381 million aggregate principal amount of certain of our debt securities.  We made an aggregate cash payment of $395 million and recognized an aggregate net loss of $21 million associated with the retirement of such debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Impairments—In the three months ended September 30, 2019, we recognized an aggregate loss of $583 million primarily associated with the impairment of three ultra-deepwater floaters, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Fleet expansion—We hold a 33.0 percent interest in Orion Holdings (Cayman) Limited (“Orion”), the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  In August 2019, Orion completed construction of the rig and placed it into service.  One of our subsidiaries operates the rig under a short-term bareboat charter to complete a six-well drilling contract for one of our customers.  See “—Liquidity and Capital Resources—Drilling fleet.”

In September 2019, two of our indirect, wholly owned subsidiaries delivered to Samsung Heavy Industries Co., Ltd. (“SHI”) notices of intent to relinquish their respective interests in Ocean Rig Santorini and Ocean Rig Crete, two ultra-deepwater drillships under construction.  In October 2019, we agreed with SHI to cancel the construction contracts for the rigs in exchange for the parties terminating their respective obligations and liabilities under the construction contracts and our subsidiaries releasing to SHI their respective interests in the rigs.  See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the nine months ended September 30, 2019, we completed the sale of three ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received $47 million in aggregate net cash proceeds.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Outlook

Drilling market—Our long-term view of the offshore drilling floater market is positive, especially for the highest specification vessels.  Near term, contracting activity continues to improve, as both fixture durations and dayrates are increasing.  In the past five years, the offshore oil and gas industry has achieved structural efficiency gains that have substantially improved the economics of offshore development projects.  These efficiency gains have resulted in project break-even oil prices in the range of $40 per barrel or below in many operating basins, which compares increasingly favorably to onshore shale prospects, and positively impacting our customers’ investment decisions.

Over the past year, opportunities have continued to increase for our drilling services, and we have recently observed some of the highest dayrates in most jurisdictions since the downturn began in 2014.  In markets requiring high-specification harsh environment floating drilling rigs, such as the Norwegian and U.K. North Sea and Eastern Canada, the limited supply of these specialized rigs has tightened the market, resulting in the placement of several newbuild rigs on improved terms and conditions.  In benign environment offshore drilling markets, the utilization of ultra-deepwater drilling rigs continues to solidify and active supply is approaching full utilization in many regions.  Tender activity has increased and demand driven dayrates continue to improve, particularly for the latest generation and highest capability units.  We expect this trend to continue into 2020 and beyond.

As of October 17, 2019, our contract backlog was $10.8 billion.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished as oil prices have improved and stabilized.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 17, 2019, the uncommitted fleet rates for the remainder of 2019 and each of the four years in the period ending December 31, 2023 were as follows:

	2019	2020	2021	2022	2023
Uncommitted fleet rate
Ultra-deepwater floaters	38%	55%	72%	83%	83%
Harsh environment floaters	34%	47%	64%	68%	83%
Midwater floaters	67%	67%	98%	100%	100%

Performance and Other Key Indicators

Contract backlog—Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be significant to our contract drilling revenues.  The contract backlog represents the maximum contract drilling revenues that can be earned considering the contractual operating dayrate in effect during the firm contract period.  The contract backlog for our fleet was as follows:

	October 17,	July 25,	February 11,
	2019	2019	2019
Contract backlog	(In millions)
Ultra-deepwater floaters	$7,643	$7,985	$8,404
Harsh environment floaters	3,074	3,366	3,716
Midwater floaters	60	71	97
Total contract backlog	$10,777	$11,422	$12,217

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

	Three months ended
	September 30,	June 30	September 30,
	2019	2019	2018
Average daily revenue
Ultra-deepwater floaters	$339,400	$335,400	$340,500
Harsh environment floaters	$298,300	$301,700	$309,000
Deepwater floaters	$—	$—	$195,700
Midwater floaters	$106,200	$163,700	$98,500
High-specification jackups	$—	$—	$145,700
Total fleet average daily revenue	$314,500	$314,900	$295,000

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

	Three months ended
	September 30,	June 30	September 30,
	2019	2019	2018
Revenue efficiency
Ultra-deepwater floaters	98%	98%	95%
Harsh environment floaters	96%	95%	95%
Deepwater floaters	—%	—%	96%
Midwater floaters	79%	130%	98%
High-specification jackups	—%	—%	99%
Total fleet average revenue efficiency	97%	98%	95%

Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting-on-weather rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.  Our revenue efficiency rate is also affected by incentive performance bonuses or penalties.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We exclude rigs that are not operating under contract, such as those that are stacked.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30	September 30,
	2019	2019	2018
Rig utilization
Ultra-deepwater floaters	51%	50%	56%
Harsh environment floaters	79%	76%	83%
Deepwater floaters	—%	—%	100%
Midwater floaters	33%	39%	43%
High-specification jackups	—%	—%	100%
Total fleet average rig utilization	58%	56%	65%

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

Operating Results

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2019	2018	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,489	2,592	(103)	(4)%
Average daily revenue	$314,500	$295,000	$19,500	7%
Revenue efficiency	97%	95%
Rig utilization	58%	65%

Contract drilling revenues	$784	$816	$(32)	(4)%

Operating and maintenance expense	(547)	(447)	(100)	(22)%
Depreciation and amortization expense	(212)	(201)	(11)	(5)%
General and administrative expense	(45)	(35)	(10)	(29)%
Loss on impairment	(583)	(432)	(151)	(35)%
Loss on disposal of assets, net	(4)	(6)	2	33%
Operating loss	(607)	(305)	(302)	(99)%

Other income (expense), net
Interest income	11	11	—	nm
Interest expense, net of amounts capitalized	(166)	(160)	(6)	(4)%
Loss on retirement of debt	(12)	(1)	(11)	nm
Other, net	3	16	(13)	81%
Loss before income tax expense	(771)	(439)	(332)	(76)%
Income tax (expense) benefit	(54)	30	(84)	nm
Net loss	$(825)	$(409)	$(416)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following: (a) approximately $60 million resulting from rigs sold or classified as held for sale, (b) approximately $50 million resulting from lower activity and more shipyard days and (c) $37 million resulting from contract early terminations and cancellations recognized in the three months ended September 30, 2018.  These decreases were partially offset by the following increases: (a) approximately $55 million resulting from operations acquired in the Ocean Rig acquisition, (b) approximately $30 million resulting from a rig reactivated in the nine months ended September 30, 2019, (c) approximately $20 million resulting from the newbuild harsh environment floater that commenced operations in August 2019 and (d) approximately $10 million resulting from higher revenue efficiency.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following: (a) approximately $80 million resulting from operations acquired in the Ocean Rig acquisition, including the reactivation of two rigs, (b) approximately $30 million resulting from higher operating costs primarily shipyard activities and the reactivation of a rig and (c) approximately $20 million resulting from the newbuild harsh environment floater that commenced operations in August 2019.  These increases were partially offset by a decrease of approximately $30 million resulting from rigs sold or classified as held for sale.

Depreciation and amortization expense increased for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to an increase of approximately $19 million resulting from the rigs acquired in the Ocean Rig acquisition, partially offset by a decrease of approximately $7 million resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses increased for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to the following: (a) approximately $6 million resulting from increased personnel costs, (b) approximately $4 million resulting from increased professional fees, (c) approximately $3 million resulting from increased rent expense, partially offset by (d) $4 million of costs related to the Ocean Rig acquisition in the three months ended September 30, 2018.

Loss on impairment of assets—Loss on impairment of assets resulted primarily from the impairment of certain assets that we determined were impaired at the time we classified the assets as held for sale.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to an increase of approximately $33 million resulting from debt issued subsequent to June 30, 2018, partially offset by a decrease of approximately $25 million resulting from the retirement of debt.

In the three months ended September 30, 2019, we recognized a loss on the retirement of $251 million aggregate principal amount of our debt securities repurchased in the open market.

Other income, net, decreased in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to (a) reduced income of $12 million resulting from our dual-activity patent and (b) an increased loss of $3 million resulting from currency exchange rate changes.

Income tax expense—In the three months ended September 30, 2019 and 2018, our effective tax rate was (6.9) percent and 6.7 percent, respectively, based on income or loss before income tax expense.  In the three months ended September 30, 2019 and 2018, the effect of the various discrete period tax items was a net tax benefit of $10 million and a net tax expense of $1 million, respectively.  In the three months ended September 30, 2019, such discrete items were related to various items, including settlements and expirations of various uncertain tax positions, partially offset by changes in the valuation allowance related to deferred tax assets.  In the three months ended September 30, 2018, such discrete items were primarily related to a decrease in the U.S. transition tax on non-U.S. earnings, tax expense for unrecognized tax benefits associated with tax position taken in prior years and return to provision adjustments.  In the three months ended September 30, 2019 and 2018, our effective tax rate, excluding discrete items, was (37.5) percent and 2,757.6 percent, respectively, based on income or loss before income tax expense.  In the three months ended September 30, 2019 compared to the three months ended September 30, 2018, our effective tax rate, excluding discrete items, decreased primarily due to changes in the relative blend of income from operations in certain jurisdictions and the loss before income taxes.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended September 30, 2019, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on deemed, rather than actual, profits, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2019	2018	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	7,350	7,203	147	2%
Average daily revenue	$312,000	$297,300	$14,700	5%
Revenue efficiency	98%	95%
Rig utilization	57%	58%

Contract drilling revenues	$2,296	$2,270	$26	1%

Operating and maintenance expense	(1,565)	(1,302)	(263)	(20)%
Depreciation and amortization expense	(648)	(614)	(34)	(6)%
General and administrative expense	(139)	(134)	(5)	(4)%
Loss on impairment	(584)	(1,446)	862	60%
Loss on disposal of assets, net	(7)	—	(7)	nm
Operating loss	(647)	(1,226)	579	47%

Other income (expense), net
Interest income	33	36	(3)	(8)%
Interest expense, net of amounts capitalized	(500)	(455)	(45)	(10)%
Loss on retirement of debt	(39)	(3)	(36)	nm
Other, net	34	6	28	nm
Loss before income tax expense	(1,119)	(1,642)	523	32%
Income tax expense	(83)	(118)	35	30%
Net loss	$(1,202)	$(1,760)	$558	32%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following: (a) approximately $220 million resulting from operations acquired in the Ocean Rig and Songa acquisitions, (b) approximately $65 million resulting from the reactivation of two rigs, (c) approximately $55 million resulting from higher revenue efficiency, (d) approximately $40 million resulting from the commencement of operations of our newbuild ultra-deepwater drillship and a harsh environment floater and (e) approximately $10 million resulting from increased revenues associated with customer reimbursables.  These increases were partially offset by the following decreases: (a) approximately $160 million resulting from rigs sold or classified as held for sale, (b) $112 million resulting from contract early terminations and cancellations recognized in the nine months ended September 30, 2018, (c) approximately $70 million resulting from lower dayrates and (d) approximately $20 million resulting from stacked or idle rigs.

Costs and expenses—Operating and maintenance costs and expenses increased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following: (a) approximately $200 million resulting from operations acquired in the Ocean Rig and Songa acquisitions, including two rig reactivations, (b) approximately $55 million resulting from increased operating costs primarily due to shipyard activity, (c) approximately $50 million resulting from the reactivation of two rigs, (d) approximately $20 million resulting from higher costs associated with the commencement of operations of our newbuild ultra-deepwater drillship and a harsh environment floater and (e) approximately $10 million resulting from increased costs associated with customer reimbursables.  These increases were partially offset by a decrease of approximately $70 million resulting from rigs sold or classified as held for sale.

Depreciation and amortization expense increased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to approximately $65 million resulting from the rigs acquired in the Ocean Rig and Songa acquisitions, partially offset by approximately $33 million resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses increased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the following: (a) approximately $7 million resulting from increased legal and professional fees, (b) approximately $7 million resulting from personnel and other costs related to Ocean Rig in the current-year period and (c) approximately $5 million resulting from increased rent expense.  These increases were partially offset by the following decreases: (a) approximately $11 million of acquisition costs related to the Songa and Ocean Rig acquisitions in the prior-year period and (b) approximately $4 million resulting from reduced personnel costs, primarily related to the early retirement of certain personnel in the prior-year period.

Loss on impairment of assets—In the nine months ended September 30, 2019, we recognized losses primarily related to an aggregate impairment of $578 million associated with certain assets that we determined were impaired at the time we classified the assets as held for sale.  In the nine months ended September 30, 2018, we recognized losses related to the following: (a) $981 million associated with the impairment of certain assets upon classification as held for sale and (b) $462 million associated with the impairment of our goodwill.

Other income and expense—Interest expense, net of amounts capitalized, increased in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to approximately $123 million resulting from debt issued subsequent to January 1, 2018, partially offset by a decrease of approximately $72 million resulting from the retirement of debt as a result of scheduled maturities, the purchase of the 2019 Tendered Notes and our open market repurchases.

In the nine months ended September 30, 2019, we recognized a net loss on retirement of debt as follows: (a) $18 million resulting from retirement of the validly tendered 2019 Tendered Notes and (b) $21 million resulting from repurchases of $381 million aggregate principal amount of our debt securities.

Other income, net, increased in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily related to (a) increased income of $28 million resulting from currency exchange rate changes, including a loss of $12 million recognized in the prior-year period related to undesignated currency swaps acquired in the Songa acquisition and (b) an incremental gain of $11 million recognized in the current-year period resulting from the bargain purchase of Ocean Rig.  Partially offsetting these increases was (a) reduced income of $12 million resulting from our dual-activity patent and (b) a gain of $4 million recognized in the prior-year period resulting from undesignated interest rate swaps acquired in the Songa acquisition and terminated subsequent to September 30, 2018.

Income tax expense—In the nine months ended September 30, 2019 and 2018, our effective tax rate was (7.4) percent and (7.2) percent, respectively, based on income or loss before income tax expense.  In the nine months ended September 30, 2019 and 2018, the effect of various discrete period tax items was a net tax benefit of $40 million and a net tax expense of $91 million, respectively.  In the nine months ended September 30, 2019, such discrete items were related to various items, including settlements and expirations of various uncertain tax positions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the nine months ended September 30, 2018, such discrete items were primarily related to the U.S. transition tax on non-U.S. earnings.  In the nine months ended September 30, 2019 and 2018, our effective tax rate, excluding discrete items, was (24.7) percent and (15.6) percent, respectively, based on income or loss before income tax expense.  Our effective tax rate in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, decreased primarily due to the adoption of a new operating structure, which reduces our exposure to the U.S. base erosion and anti-abuse tax and other cash taxes in the U.S. in the current and future years.  To a lesser extent, our effective tax rate decreased due to changes in the relative blend of income from operations in certain jurisdictions.

For the nine months ended September 30, 2019 and 2018, to calculate our annual estimated effective income tax rate in accordance with accounting standards for the provision of income taxes, we excluded certain operating losses in taxable jurisdictions for which we do not expect to realize a tax benefit.  For the nine months ended September 30, 2019 and 2018, our annual estimated effective income tax rate would have been (27.5) percent and (32.8) percent, respectively, if we had included all jurisdictions in our calculations.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the nine months ended September 30, 2019, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on deemed, rather than actual, profits, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Switzerland, Norway, the U.K. and the U.S.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2019, we had $1.9 billion in unrestricted cash and cash equivalents and $551 million in restricted cash and cash equivalents.  In the nine months ended September 30, 2019, our primary sources of cash were as follows: (1) net cash proceeds from the issuance of debt, (2) net cash provided by our operating activities and (3) proceeds from maturities of restricted investments.  Our primary uses of cash were as follows: (a) repayments of debt, (b) capital expenditures and (c) investments in unconsolidated affiliates.

	Nine months ended
	September 30,
	2019	2018	Change
	(In millions)
Cash flows from operating activities
Net loss	$(1,202)	$(1,760)	$558
Non-cash items, net	1,613	2,239	(626)
Changes in operating assets and liabilities, net	(218)	(159)	(59)
	$193	$320	$(127)

Net cash provided by operating activities decreased primarily due to a modest increase in operating days, partially offset by increased operating costs resulting from reactivations.

	Nine months ended
	September 30,
	2019	2018	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(259)	$(140)	$(119)
Proceeds from disposal of assets, net	52	37	15
Unrestricted and restricted cash acquired in business combination	—	131	(131)
Investments in unconsolidated affiliates	(77)	(107)	30
Proceeds from unrestricted and restricted short-term investments, net of deposits	123	450	(327)
Other, net	3	—	3
	$(158)	$371	$(529)

Net cash used in investing activities increased primarily due to (a) reduced proceeds from maturities of unrestricted and restricted investments, net of deposits, (b) unrestricted and restricted cash acquired in the Songa acquisition in the nine months ended September 30, 2018 with no comparable activity in the current-year period, and (c) increased capital expenditures, partially offset by (d) reduced investments in unconsolidated affiliates and (e) increased net proceeds from disposal of assets.

	Nine months ended
	September 30,
	2019	2018	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discount and issue costs	$1,056	$1,319	$(263)
Repayments of debt	(1,189)	(2,015)	826
Proceeds from investments restricted for financing activities	—	26	(26)
Payments to terminate derivative instruments	—	(92)	92
Other, net	(34)	(29)	(5)
	$(167)	$(791)	$624

Net cash used in financing activities decreased primarily due to (a) decreased cash used to repay debt and (b) cash paid to terminate certain derivative instruments assumed in the Songa acquisition in the nine months ended September 30, 2018 with no comparable activity in the current-year period, partially offset by (c) decreased net cash proceeds from the issuance of the 6.875% Senior Secured Notes and the 5.375% Senior Secured Notes in the nine months ended September 30, 2019 compared to net cash proceeds from the issuance of the 5.875% Senior Secured Notes and the 6.125% Senior Secured Notes in the prior-year period.

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

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and in May, July and September 2019, we amended the terms of the Secured Credit Facility to, among other changes, increase the borrowing capacity to $1.3 billion and add to and clarify the lender parties and their respective commitments under the facility.  The Secured Credit Facility is scheduled to expire on the earlier of (i) June 22, 2023 or (ii) if greater than $300 million aggregate principal amount of our 9.00% senior notes due July 2023 remain outstanding in April 2023, such date.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Invictus, Deepwater Skyros, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the bank credit agreement and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  We are also subject to various covenants under the indentures pursuant to which our public debt was issued, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At October 22, 2019, we had no borrowings outstanding, $15 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

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

Investments in unconsolidated affiliates—We hold a 33.0 percent ownership interest in Orion, the company that owns the harsh environment floater Transocean Norge.  In the nine months ended September 2019, we made an aggregate cash contribution of $74 million to Orion.  In the year ended December 31, 2018, we made an aggregate contribution of $91 million to Orion.  We have agreed to contribute $33 million in January 2020.  Additionally, in the year ended December 31, 2018, we made cash contributions of $16 million to other companies involved in researching and developing technology to improve automation in drilling and other activities.

Early debt retirement—On February 5, 2019, we completed cash tender offers to purchase the 2019 Tendered Notes.  We received valid tenders from holders of $510 million aggregate principal amount of the 2019 Tendered Notes, and we made an aggregate cash payment of $522 million to settle the 2019 Tendered Notes.

In the nine months ended September 30, 2019, we repurchased in the open market $381 million aggregate principal amount of our debt securities for an aggregate cash payment of $395 million.  In the year ended December 31, 2018, we repurchased in the open market $95 million aggregate principal amount of our debt securities for an aggregate cash payment of $95 million.

In connection with the Songa acquisition, we assumed rights and obligations under certain credit agreements and a subscription agreement establishing two term loan facilities and a bond facility.  In the year ended December 31, 2018, we made an aggregate cash payment of $1.59 billion to repay the borrowings under the facilities and terminated the underlying credit agreements and subscription agreement.  We also assumed the indebtedness related to two bond loans and we assumed the rights and obligations under a credit agreement for a secured borrowing facility.  In the year ended December 31, 2018, we made an aggregate cash payment equivalent to $67 million to repay the two bond loans and the borrowings outstanding under the secured borrowing facility, and we terminated the underlying credit agreement.

Derivative instruments—In connection with the Songa acquisition, we acquired certain currency swaps.  In February 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, and in exchange, the two classes of plaintiffs agreed to release all respective claims against us.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving the PSC Settlement Agreement.  As required under the PSC Settlement Agreement, we made a cash deposit of $212 million into an escrow account established by the MDL Court for the settlement.  In August 2019 and November 2018, the MDL Court released $33 million and $58 million from the escrow account to make payments to the plaintiffs.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  In the nine months ended September 30, 2019 and the year ended December 31, 2018, we did not purchase shares under our share repurchase program.  At October 22, 2019, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based upon our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based upon these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of September 30, 2019, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018:

		Twelve months ending September 30,
	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(in millions)
Contractual obligations
Debt	$9,496	$361	$1,271	$3,191	$4,673
Interest on debt	4,474	601	1,089	811	1,973
Total	$13,970	$962	$2,360	$4,002	$6,646

Other commercial commitments—As of September 30, 2019, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018.

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

We hold a 33.0 percent interest in Orion, the company that owns the harsh environment floater Transocean Norge.  The Moss Maritime CS60 design is considered among the most capable semisubmersibles in the world.  In August 2019, Orion completed construction of the rig and placed it into service.  One of our subsidiaries operates the rig under a short-term bareboat charter to complete a six-well drilling contract for one of our customers.  See Notes to Condensed Consolidated Financial Statements—Note 5—Unconsolidated Affiliates.

In connection with the Songa acquisition, we acquired seven mobile offshore drilling units, including five harsh environment floaters and two midwater floaters.  In connection with the Ocean Rig acquisition, we acquired 11 mobile offshore drilling units, including nine ultra-deepwater floaters and two harsh environment floaters and the contracts relating to the construction of two ultra-deepwater drillships.  In September 2019, two of our indirect, wholly owned subsidiaries delivered to SHI notices of intent to relinquish their respective interests in Ocean Rig Santorini and Ocean Rig Crete, two ultra-deepwater drillships under construction.  In October 2019, we agreed with SHI to cancel the construction contracts for the rigs in exchange for the parties terminating their respective obligations and liabilities under the construction contracts and our subsidiaries releasing to SHI their respective interests in the rigs.  The table below reflects the reduction of projected expenditures resulting from the canceled construction contracts.  See Notes to Condensed Consolidated Financial Statements—Note 17—Subsequent Events.

In the nine months ended September 30, 2019, we made capital expenditures of $259 million, including capitalized interest of $28 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

		Total	Expected
		costs for the	costs for the
	Total costs	nine months	three months			Total
	through	ended	ending			estimated
	December 31,	September 30,	December 31,	For the years ending December 31,		costs at
	2018	2019	2019	2020	2021	completion
	(In millions)
Ultra-Deepwater drillship TBN1 (a)	$293	$25	$20	$567	$—	$905
Deepwater Titan (b)	216	65	26	202	636	1,145
Total	$509	$90	$46	$769	$636	$2,050
(a)	Our unnamed ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore does not yet have a drilling contract and is expected to be delivered in the third quarter of 2020. Following delivery of the unnamed ultra-deepwater drillship, we have included estimated costs of $40 million to mobilize the rig to a location where it may be placed in service.
(b)	Deepwater Titan, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore, is expected to commence operations in the fourth quarter of 2021. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the nine months ended September 30, 2019, we identified six such drilling units that we have sold or intend to sell for scrap value.  During the year ended December 31, 2018, we identified eight such drilling units that we have sold or intend to sell for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.  During the nine months ended September 30, 2019, we completed the sale of three ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received net cash proceeds of $47 million.  During the year ended December 31, 2018, we completed the sale of six ultra-deepwater floaters, one deepwater floater and one midwater floater, along with related assets, and we received net cash proceeds of $36 million.

Other Matters

Regulatory matters

From time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  See Notes to Condensed Consolidated Financial Statements—Note 14—Contingencies.

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We file federal and local tax returns in several jurisdictions throughout the world.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our condensed consolidated statement of financial position or results of operations, although it may have a material adverse effect on our condensed consolidated cash flows.  See Notes to Condensed Consolidated Financial Statements—Note 12—Income Taxes and Note 17—Subsequent Events.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2018.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of September 30, 2019, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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

Interest rate risk—The following table presents the principal amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of September 30, 2019 for the 12-month periods ending September 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$361	$602	$669	$2,582	$609	$4,673	$9,496	$8,569
Average interest rate	6.24%	6.26%	6.97%	4.98%	6.26%	7.26%

At September 30, 2019 and December 31, 2018, the fair value of debt was $8.6 billion and $9.2 billion, respectively.  During the nine months ended September 30, 2019, the fair value of our debt decreased by $643 million due to the following: (a) a decrease of approximately $862 million due to the completion of cash tender offers to purchase certain notes on February 5, 2019 and open market repurchases of certain of our debt securities, (b) a decrease of approximately $544 million due to the reclassification of a finance lease contract to lease liabilities and (c) a decrease of approximately $264 million due to the repayment of debt at scheduled maturities, partially offset by (d) an increase of approximately $1.1 billion due to the issuance of the 6.875% Senior Secured Notes and the 5.375% Senior Secured Notes and (e) an increase of approximately $77 million due to changes in market prices for our outstanding debt.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States (“U.S.”) Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15 and 15d-15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The previously disclosed lawsuit filed against Global Marine Inc. (“Global Marine”), a Delaware corporation and our wholly owned subsidiary, by Wilmington Trust Company, in its capacity as trustee, was dismissed with prejudice on July 29, 2019, prohibiting the trustee from refiling a lawsuit based upon the claims alleged in the trustee’s lawsuit.  Additionally, the holder of the majority in principal of Global Marine’s $300 million of outstanding 7.00% Notes due June 2028 (the “7.00% Notes”) has waived any alleged existing or past default related to the allegations in the trustee’s lawsuit, which prohibits any other holder of the 7.00% Notes from filing a lawsuit based upon the claims alleged in the trustee’s lawsuit.  Subsequent to the dismissal of the lawsuit, Global Marine and Transocean Inc. entered into a supplemental indenture to the indenture governing the 7.00% Notes.  The supplemental indenture provides that Transocean Inc. irrevocably and unconditionally guarantees all of the obligations of Global Marine under the indenture and the 7.00% Notes, and that Global Marine will publish certain financial information on an annual basis.

As of September 30, 2019, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Shares	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Shares that May Yet Be Purchased
	of Shares	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Share	Plans or Programs (a)	(in millions) (a)
July 2019	—	$—	—	$3,250
August 2019	—	—	—	3,250
September 2019	—	—	—	3,250
Total	—	$—	—	$3,250
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion. At September 30, 2019, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.3 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 13, 2019
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 23, 2016
4.1	Third Supplemental Indenture, dated as of July 29, 2019, among Global Marine Inc., Transocean Inc. and Wilmington Trust Company, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 29, 2019
10.1

Increase of Commitments and Second Amendment to Credit Agreement and First Amendment to Guaranties, dated July 15, 2019, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 15, 2019
10.2	Curative Agreement, dated September 24, 2019, between Transocean Inc. and Citibank, N.A., as administrative agent for the lenders under the Credit Agreement dated June 22, 2018, as amended	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018; (ii) our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018; (iii) our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019 and 2018; (iv) our condensed consolidated statements of equity for the three and nine months ended September 30, 2019 and 2018; (v) our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on October 29, 2019.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)