Form 10-K
period 2019-12-31
Transocean Ltd.
filed 2020-02-18
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-38373

TRANSOCEAN LTD.

(Exact name of registrant as specified in its charter)

Switzerland	98-0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Turmstrasse 30
Steinhausen, Switzerland	6312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +41 (41) 749-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Shares, CHF 0.10 per share	RIG	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, 611,741,184 shares were outstanding and the aggregate market value of shares held by non-affiliates was approximately $3.9 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2019 of $6.41 and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 12, 2020, 612,573,158 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2019, for its 2020 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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
◾the offshore drilling market, including the effects of declines in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for the various geographies in which we operate or our classes of rigs;
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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” in this annual report on Form 10-K;
◾the adequacy of and access to our sources of liquidity;
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
◾the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
◾other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

PART I

Item 1.Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 12, 2020, we owned or had partial ownership interests in and operated a fleet of 45 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters, 14 harsh environment floaters and three midwater floaters.  As of February 12, 2020, we were constructing two ultra-deepwater drillships.

Our primary business is to contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the global offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is one of the most versatile fleets in the world, consisting of drillship and semisubmersible floaters used in support of offshore drilling activities and offshore support services on a worldwide basis.

Transocean Ltd. is a Swiss corporation with its registered office in Steinhausen, Canton of Zug and with principal executive offices located at Turmstrasse 30, 6312 Zug, Switzerland.  Our telephone number at that address is +41 41 749-0500.  Our shares are listed on the New York Stock Exchange under the symbol “RIG.”  For information about the revenues, operating income, assets and other information related to our business, our segments and the geographic areas in which we operate, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 22—Operating Segments, Geographic Analysis and Major Customers.”

Drilling Fleet

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

Drillships are generally self-propelled vessels, shaped like conventional ships, and are the most mobile of the major rig types.  Our high-specification drillships are equipped with dynamic positioning thruster systems, which allows them to maintain position without anchors through the use of onboard propulsion and station-keeping systems.  Ultra-deepwater drillships typically have greater deck load and storage capacity than early generation semisubmersible rigs, which provides logistical and resupply efficiency benefits for customers.  Drillships are generally better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  We have 22 ultra-deepwater drillships that are, and two ultra-deepwater drillships under construction that will be, equipped with our patented dual-activity technology.  Dual-activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential manner, which reduces critical path activity and improves efficiency in both exploration and development drilling.  In addition to dynamic positioning thruster systems, dual-activity technology and industry-leading hoisting capacity, our contracted newbuild drillship under construction will be equipped with and our uncontracted newbuild drillship will be equipped to accommodate two 20,000 pounds per square inch (“psi”) blowout preventers.

Semisubmersibles are floating vessels that can be partially submerged by means of a water ballast system such that the lower column sections and pontoons are below the water surface during drilling operations.  Semisubmersibles are known for stability, making them well suited for operating in rough sea conditions.  Semisubmersible floaters are capable of maintaining their position over a well either through dynamic positioning or the use of mooring systems.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units are self-propelled and move between locations under their own power when afloat on pontoons.  Five of our 21 semisubmersibles are equipped with dual-activity technology and also have mooring capability.  Two of these five dual-activity units are custom-designed, high capacity semisubmersible drilling rigs, equipped for year-round operations in harsh environments, including those of the Norwegian continental shelf and sub-Arctic waters.

Fleet categories—We further categorize the drilling units of our fleet as follows: (1) “ultra-deepwater floaters,” (2) “harsh environment floaters” and (3) “midwater floaters”.  Ultra-deepwater floaters are equipped with high-pressure mud pumps and are capable of drilling in water depths of 4,500 feet or greater.  Harsh environment floaters are capable of drilling in harsh environments in water depths between 1,500 and 10,000 feet and have greater displacement, which offers larger variable load capacity, more useable deck space and better motion characteristics.  Midwater floaters are generally comprised of those non-high-specification semisubmersibles that have a water depth capacity of less than 4,500 feet.

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

Drilling units—The following tables, presented as of February 14, 2020, provide certain specifications for our rigs.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow-on contract.  The dates provided represent the expected time of completion, the year placed into service, and, if applicable, the year of the most recent upgrade.  As of February 14, 2020, we owned all of the drilling rigs in our fleet noted in the tables below, except for the following: (1) the harsh environment floater Transocean Norge, which is owned through our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), , and (2) the ultra-deepwater floater Petrobras 10000, which is subject to a finance lease through August 2029.

				Water	Drilling	Contracted
				depth	depth	location or
			Expected	capacity	capacity	contracted
Rig category and name	Specifications	Type	completion	(in feet)	(in feet)	status
Rigs under construction (2)
Ultra-deepwater floaters
Deepwater Atlas	(a) (b) (c) (d)	Drillship	—	12,000	40,000	Uncontracted
Deepwater Titan	(a) (b) (c) (e)	Drillship	4Q 2021	12,000	40,000	U.S. Gulf
(a)	To be dynamically positioned.
(b)	To be equipped with our patented dual activity.
(c)	To be equipped with two blowout preventers.
(d)	Designed to accommodate a future upgrade to 20,000 pounds psi blowout preventers.
(e)	To be equipped with two 20,000 pounds psi blowout preventers.

				Water	Drilling	Contracted
			Year	depth	depth	location or
			entered	capacity	capacity	standby
Rig category and name	Specifications	Type	service	(in feet)	(in feet)	status
Ultra-deepwater floaters (28)
Deepwater Poseidon	(a) (b) (c) (d)	Drillship	2018	12,000	40,000	U.S. Gulf
Deepwater Pontus	(a) (b) (c) (d)	Drillship	2017	12,000	40,000	U.S. Gulf
Deepwater Conqueror	(a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Deepwater Proteus	(a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Deepwater Thalassa	(a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Ocean Rig Apollo	(a) (b)	Drillship	2015	12,000	40,000	Stacked
Deepwater Athena	(a) (b)	Drillship	2014	12,000	40,000	Stacked
Deepwater Asgard	(a) (b) (c)	Drillship	2014	12,000	40,000	U.S. Gulf
Deepwater Invictus	(a) (b) (c)	Drillship	2014	12,000	40,000	U.S. Gulf
Deepwater Skyros	(a) (b)	Drillship	2013	12,000	40,000	Angola
Deepwater Mylos	(a) (b)	Drillship	2013	12,000	40,000	Stacked
Deepwater Champion	(a) (b)	Drillship	2011	12,000	40,000	Stacked
Deepwater Corcovado	(a) (b)	Drillship	2011	10,000	35,000	Brazil
Deepwater Mykonos	(a) (b)	Drillship	2011	10,000	35,000	Brazil
Deepwater Orion	(a) (b)	Drillship	2011	10,000	35,000	Idle
Deepwater Olympia	(a) (b)	Drillship	2011	10,000	35,000	Stacked
Discoverer India	(a) (b) (e)	Drillship	2010	12,000	40,000	Egypt
Discoverer Luanda	(a) (b) (e)	Drillship	2010	7,500	40,000	Stacked
Dhirubhai Deepwater KG2	(a)	Drillship	2010	12,000	35,000	Australia
Discoverer Inspiration	(a) (b) (c) (e)	Drillship	2010	12,000	40,000	U.S. Gulf
Discoverer Americas	(a) (b) (e)	Drillship	2009	12,000	40,000	Stacked
Development Driller III	(a) (b) (f)	Semisubmersible	2009	7,500	37,500	Equatorial Guinea
Petrobras 10000	(a) (b)	Drillship	2009	12,000	37,500	Brazil
Discoverer Clear Leader	(a) (b) (c) (e)	Drillship	2009	12,000	40,000	Stacked
Dhirubhai Deepwater KG1	(a)	Drillship	2009	12,000	35,000	India
GSF Development Driller II	(a) (b) (f)	Semisubmersible	2005	7,500	37,500	Stacked
GSF Development Driller I	(a) (b) (f)	Semisubmersible	2005	7,500	37,500	Australia
Deepwater Nautilus	(f)	Semisubmersible	2000	8,000	30,000	Brunei

Harsh environment floaters (14)
Transocean Norge	(a) (f)	Semisubmersible	2019	10,000	40,000	Norwegian N. Sea
Transocean Enabler	(a) (f)	Semisubmersible	2016	1,640	28,000	Norwegian N. Sea
Transocean Encourage	(a) (f)	Semisubmersible	2016	1,640	28,000	Norwegian N. Sea
Transocean Endurance	(a) (f)	Semisubmersible	2015	1,640	28,000	Norwegian N. Sea
Transocean Equinox	(a) (f)	Semisubmersible	2015	1,640	28,000	Norwegian N. Sea
Polar Pioneer	(f)	Semisubmersible	1985/2014	1,500	25,000	Stacked
Songa Dee	(f)	Semisubmersible	1984/2014	1,500	30,000	Stacked
Transocean Spitsbergen	(a) (f) (g)	Semisubmersible	2010	10,000	30,000	Norwegian N. Sea
Transocean Barents	(a) (f) (g)	Semisubmersible	2009	10,000	30,000	Canada
Henry Goodrich	(f)	Semisubmersible	1985/2007	5,000	30,000	Idle
Leiv Eiriksson	(a) (f)	Semisubmersible	2001	7,500	25,000	Norwegian N. Sea
Transocean Leader	(f)	Semisubmersible	1987/1997	4,500	25,000	U.K. N. Sea
Paul B. Loyd, Jr.	(f)	Semisubmersible	1990	2,000	25,000	U.K. N. Sea
Transocean Arctic	(f)	Semisubmersible	1986	1,650	25,000	Norwegian N. Sea

Midwater floaters (3)
Sedco 714	(f)	Semisubmersible	1983/1997	1,600	25,000	Stacked
Transocean 712	(f)	Semisubmersible	1983	1,600	25,000	U.K. N. Sea
Sedco 711	(f)	Semisubmersible	1982	1,800	25,000	Stacked
(a)	Dynamically positioned.
(b)	Patented dual activity.
(c)	Two blowout preventers.
(d)	Designed to accommodate a future upgrade to 20,000 pounds psi blowout preventers.
(e)	Enhanced Enterprise-class rig.
(f)	Moored.
(g)	Dual activity.

Markets

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  We operate in a single, global offshore drilling market, as our drilling rigs are mobile assets and can be moved according to prevailing market conditions.  We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or to capture observed market demand.  Consequently, we cannot predict the future percentage of our revenues that will be derived from particular geographic areas.  As of February 14, 2020, our drilling fleet, including stacked and idle rigs, but excluding rigs under construction, was located in the Norwegian North Sea (ten units), the U.S. Gulf of Mexico (eight units), Greece (seven units), the U.K. North Sea (five units), Brazil (three units), Canada (two units), Australia (two units), Malaysia (one unit), Angola (one unit), India (one unit), Egypt (one unit), Brunei (one unit), Equatorial Guinea (one unit), Namibia (one unit), and Romania (one unit).

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

The market for offshore drilling rigs and related services reflects oil companies’ demand for equipment for drilling exploration, appraisal and development wells and for performing maintenance on existing production wells.  Activity levels of energy companies, including integrated oil companies, independent oil companies and, to a lesser extent, national oil companies are largely driven by the worldwide demand for energy, including crude oil and natural gas.  Worldwide energy supply and demand drives oil and natural gas prices, which, in turn, impact energy companies’ ability to fund investments in exploration, development and production activities.

Since 2014, the industry has experienced a severe, prolonged cyclical downturn.  Multiple years of volatile and generally weak commodity prices have resulted in our customers delaying offshore investment decisions and postponing exploration and development programs.  Structural efficiency gains achieved by industry participants in reaction to the downturn have provided customers more incentive to progress exploration and development plans in a lower commodity pricing environment, which resulted in increased customer project sanctioning in 2019.  We anticipate this trend of increased project sanctioning to continue in 2020 as our customers continue to realize favorable offshore economics, reducing their sensitivity to market volatility, and increasing their focus on exploration and reserve replacement.  Ultimately, as the hydrocarbon supply-demand balance improves, we expect a longer term sustained improvement of oil prices, that is expected to translate into greater demand for our fleet, resulting in further improvement of dayrates.

In markets requiring harsh environment floating drilling rigs, the limited supply of these specialized, high-specification rigs has continued to result in strong utilization and dayrate.  In the ultra-deepwater markets, persistently improving supply-demand dynamics is now positively impacting both utilization and dayrates.  With an increasing number of projects coming from deepwater and ultra-deepwater basins worldwide, we expect this trend to continue.

We have made concerted efforts since the beginning of the downturn to high-grade our fleet profile by acquiring additional high-specification assets and disposing of lower-specification assets.  In the year ended December 31, 2018, we significantly enhanced our high-specification asset portfolio with our acquisitions of Songa Offshore SE(“Songa”), a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus, and Ocean Rig UDW Inc. (“Ocean Rig”), a Cayman Islands exempted company with limited liability, and our investment in a partial ownership interest in an unconsolidated affiliate that owns the harsh environment floater Transocean Norge.  During the years ended December 31, 2019, 2018 and 2017, we sold for scrap value eleven, eight and three lower-specification drilling units, respectively.

Our outlook for the offshore drilling sector remains positive, particularly for high-specification assets.  Brazil, the U.S. Gulf of Mexico, and West Africa remain key ultra-deepwater market sectors, while Norway represents the largest harsh environment market.  Licensing activity demonstrated an increased interest in these areas as energy companies looked to explore and develop new prospects.  We expect deepwater oil and gas production will continue to be the primary part of the long-term strategy for energy companies as they strive to replace reserves to meet global demand for energy sources and hydrocarbons.  As our customers continue to achieve structural efficiency gains, we anticipate additional offshore projects will be sanctioned.  Often, these projects are technically demanding due to factors such as water depth, complex well designs, deeper drilling depth, high pressure and temperature, sub-salt, harsh environments, and heightened regulatory standards; therefore, they require high-specification drilling units.  Generally, high-specification rigs are the most modern, technologically advanced class of the offshore fleet and have capabilities that are attractive to energy companies operating in deeper water depths, other challenging environments or with complex well designs.  See “Item 1A. Risk Factors—Risks related to our business.”

Contract Drilling Services

Our contracts to provide offshore drilling services are individually negotiated and vary in their terms and conditions.  We obtain most of our drilling contracts through competitive bidding against other contractors and direct negotiations with operators.  Drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods while the drilling unit is operating and lower rates or zero rate for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control.  A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term.  At December 31, 2019, our contract backlog was approximately $10.4 billion, representing a decrease of 17 percent and an increase of 9 percent, respectively, compared to the contract backlog at December 31, 2018 and 2017, which was $12.5 billion and $9.5 billion, respectively.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

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

Significant Customers

We engage in offshore drilling services for most of the leading integrated oil companies or their affiliates, as well as for many government-owned or government-controlled oil companies and other independent oil companies.  For the year ended December 31, 2019, our most significant customers were Royal Dutch Shell plc (together with its affiliates, “Shell”), Equinor ASA (together with its affiliates, “Equinor”) and Chevron Corporation (together with its affiliates, “Chevron”), representing approximately 26 percent, 21 percent and 17 percent, respectively, of our consolidated operating revenues.  No other customers accounted for 10 percent or more of our consolidated operating revenues in the year ended December 31, 2019.  Additionally, as of February 14, 2020, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Shell, Equinor and Chevron, representing approximately 49 percent, 26 percent and 13 percent, respectively, of our total contract backlog.  See “Item 1A. Risk Factors—Risks related to our business—We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our consolidated financial position, results of operations or cash flows.”

Employees

We require highly skilled personnel to operate our drilling units.  Consequently, we conduct extensive personnel recruiting, training and safety programs.  At December 31, 2019, we had approximately 6,600 employees, including approximately 700 persons engaged through contract labor providers.  Approximately 47 percent of our total workforce, working primarily in Norway, Brazil, the U.K., Angola and

Australia are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations sometimes result in strikes and could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations affect the market for all offshore employees, not just the union members.  Additionally, failure to reach agreement on certain key issues may result in strikes, lockouts or other work stoppages that may materially impact our operations.

Joint Venture, Agency and Sponsorship Relationships and Other Investments

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation since local laws or customs in those areas effectively mandate the establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we enter into agency or sponsorship agreements.  We may also enter into joint ventures for operational or investment purposes.  We may or may not control these joint ventures.  At December 31, 2019, we held interests in certain joint venture companies in the Cayman Islands, Nigeria, Angola, Indonesia and other countries, the most significant of which was our 33.0 percent ownership interest in Orion, an unconsolidated Cayman Islands exempted company formed to construct and own the harsh environment semisubmersible Transocean Norge.  Certain affiliates of Hayfin Capital Management LLP, own the remaining 67.0 percent ownership interest in Orion not owned by us.

Technological Innovation

We have a long history of technological innovation, including the first dynamically positioned drillship, the first rig to drill year-round in the North Sea, the first semisubmersible rig for year-round sub-Arctic operations, the first 10,000-ft. water depth rated ultra-deepwater drillship and numerous water depth world records over the past several decades.  Twenty-two drillships and three semisubmersibles in our existing fleet are, and our two drillships that are under construction will be, equipped with our patented dual-activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner, reducing well construction critical path activities and, thereby, improving efficiency in both exploration and development drilling.

We continue to develop and deploy industry-leading technology in the pursuit of delivering safer, more efficient and environmentally responsible drilling services.  In addition to our patented dual-activity drilling technology, two of our drillships under construction will include industry-leading 3 million-pound hook load capability, hybrid power systems for enhanced drill floor equipment reliability, fuel and emissions savings as well as advanced generator protection for power plant reliability.  Nine drillships in our existing fleet are, and our two drillships that are under construction will be, outfitted with dual blowout preventers and triple liquid mud systems.  In late 2018, we contracted and are outfitting one drillship that is under construction with a dual 20,000 psi blowout preventer and related equipment.  Five drillships in our existing fleet are, and our uncontracted drillship that is under construction will be, designed to accept 20,000 psi blowout preventers in the future.

Seven of our harsh environment semisubmersibles are designed and constructed specifically to provide highly efficient performance in the Norwegian North Sea and in the Barents Sea.  In 2019, we deployed the world’s first hybrid energy storage system aboard a floating drilling unit, the harsh environment floater Transocean Spitsbergen, which is the first solution to reduce fuel consumption and emissions while providing enhanced power management reliability.  We also continue to develop and invest in technologies designed to optimize our performance and deliver ever better operational integrity through innovations, such as our proprietary fault-resistant and fault-tolerant blowout preventer control system.  We have installed automated drilling control systems on one harsh environment floater and are proceeding with five additional harsh environment floaters, which materially improve our ability to safely and efficiently deliver wells to our customers.

We have also deployed our smart equipment analytics tool, which delivers real-time data feeds from equipment and is used to monitor equipment health and inferred emissions and energy consumption.  This technology can also identify trends in performance that allow us to systematically optimize equipment maintenance and achieve higher levels of reliability, operational efficiency and sustainability.  This data-driven approach, augmented by the size of our fleet, is helping us build a knowledge framework for sustainable process optimization.  Additionally, our continued, acute focus on personnel safety has driven development of our HaloGuard system, which will alarm, notify and, if required, halt equipment to avoid injury to personnel who move into danger zones.

We believe our efforts to continuously improve, and effectively use, innovative technologies to meet or exceed our customers’ requirements is critical to maintaining our competitive position within the contract drilling services industry by drilling more efficient wells, building greater resilience into our critical operating systems, ensuring the safety of our crews, and reducing fuel consumption and emissions.

Environmental Responsibility

We constantly look for new ways to advance our commitment to safely performing our operations while simultaneously safeguarding the environment in which we operate.  We assess the environmental impacts of our operations, focusing on the reduction of greenhouse gas emissions, operational discharges and water use, through increasing energy efficiency and waste minimization.  Our actions are designed to reduce risk in our current and future operations, to promote sound environmental management practices and to continue to be proactive in managing and reducing our environmental footprint.  Our investments and deployment of capital and technology reflect our commitment to improve the energy and emission efficiency of our operations.

When we have decommissioned older and less capable assets, we have demonstrated our commitment to recycle them according to established environmental regulations and guidelines.  All the rigs that we have sold for scrap value have been safely and responsibly recycled following protocols established under the Basel Convention and by the International Maritime Organization at the Hong Kong International Convention.  Although this greater degree of scrutiny requires more of our resources, we are committed to identifying and deploying sustainable solutions throughout the life cycle of our assets.

Our operations are subject to a variety of international, regional, national, state and local environmental regulations.  We monitor our compliance with environmental regulation in each country of operation and, while we see an increase in general environmental regulation, we have made and will continue to make the required expenditures to comply with current and future environmental requirements.  To date, we have not incurred material costs in order to comply with recent environmental regulation, and we do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.  For a discussion of the effects of environmental regulation, see “Item 1A. Risk Factors—Risks related to our business—Impact of our compliance with or breach of environmental laws can be costly, expose us to liability and could limit our operations.”

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

Our business depends on the level of activity in oil and gas exploration, development and production in offshore areas worldwide.  Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and, to a lesser extent, natural gas prices.  Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

◾	worldwide demand for oil and gas, including economic activity in the U.S. and other large energy-consuming markets;
◾	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels, productive spare capacity and pricing;
◾	the level of production in non-OPEC countries;
◾	the policies of various governments regarding exploration and development of their oil and gas reserves;
◾	international sanctions on oil-producing countries, or the lifting of such sanctions;
◾	advances in exploration, development and production technology;
◾	the further development of shale technology to exploit oil and gas reserves;
◾	the discovery rate of new oil and gas reserves;
◾	the rate of decline of existing oil and gas reserves;
◾	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;
◾	the development and exploitation of alternative energy sources;
◾	accidents, adverse weather conditions, natural disasters and other similar incidents relating to the oil and gas industry; and
◾	the worldwide security and political environment, including uncertainty or instability resulting from an escalation or outbreak of armed hostilities, civil unrest, acts of terrorism, public health threats or other crises.

Demand for our services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Prolonged reductions in oil and natural gas prices could depress the immediate levels of exploration, development and production activity.  Perceptions of longer-term lower oil and natural gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.  Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.  Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity.  However, increases in near-term commodity prices do not necessarily translate into increased offshore drilling activity since customers’ expectations of longer-term future commodity prices typically have a greater impact on demand for our rigs.  Consistent with this dynamic, customers may delay or cancel many exploration and development programs, resulting in reduced demand for our services.  Also, increased competition for customers’ drilling budgets could come from, among other areas, land-based energy markets worldwide.  The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect customers’ drilling campaigns.  Worldwide military, political and economic events have often contributed to oil and gas price volatility and are likely to do so in the future.

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

The offshore drilling industry is highly cyclical and is impacted by oil and natural gas price levels and volatility.  Periods of high customer demand, limited rig supply and high dayrates have been followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  We have idled and stacked rigs, and may in the future idle or stack additional rigs or enter into lower dayrate drilling contracts in response to market conditions.  Idled or stacked rigs may remain out of service for extended periods of time.  During prior periods of high dayrates and rig utilization rates, we and other industry participants have responded to increased customer demand by increasing the supply of rigs through ordering the construction of new units.  The number of new units expected to be delivered without contracts, combined with the expected increase in the number of rigs in the global market completing contracts and becoming idle, has increased and may further intensify price competition.  In periods of low oil and natural gas price levels, new construction has historically resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and rig utilization rates, sometimes for extended periods of time.  Any further near-term increase in the construction of new units would likely exacerbate the negative impact of increased supply on dayrates and rig utilization rates.  Additional rigs that remain under construction, and the entry into service of these new units will increase overall supply.  In an oversupplied market, we may have limited bargaining power to negotiate on more favorable terms.  Additionally, lower market dayrates and intense price competition may drive customers to seek to renegotiate existing contracts to lower dayrates in exchange for longer contract terms.  Lower dayrates and rig utilization rates could adversely affect our revenues and profitability.

As of February 14, 2020, we have 15 uncontracted rigs, and these rigs may remain out of service for extended periods of time.  We also have one rig under construction that has not been contracted for work.  If we are unable to obtain drilling contracts for our uncontracted rigs, whether due to a prolonged offshore drilling market recovery or otherwise, it may have an adverse effect on our results of operations and cash flows.

Our current backlog of contract drilling revenue may not be fully realized.

At February 14, 2020, our contract backlog was approximately $10.2 billion.  This amount represents the number of days remaining in the firm term of the drilling contract multiplied by the maximum contractual operating dayrate, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are generally insignificant to our contract drilling revenues.  Our contract backlog includes amounts associated with our contracted newbuild unit that is currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive due to a number of factors, including rig downtime or suspension of operations.  Several factors could cause rig downtime or a suspension of operations, including: equipment breakdowns and other unforeseen engineering problems, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, and force majeure events.

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

We may not be able to renew or obtain new drilling contracts for rigs whose contracts are expiring or obtain drilling contracts for our stacked and idle rigs or our uncontracted newbuild UNIT.

The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services.  Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions at the time of expiration.  As of February 14, 2020, we have 15 stacked or idle rigs and one rig under construction that does not have a customer drilling contract.  We also have 11 existing drilling contracts for our rigs that are currently operating, which are scheduled to expire before December 31, 2020.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts or obtain a drilling contract for our uncontracted newbuild unit, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts.  When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all.  We may not be able to obtain new drilling contracts in direct continuation with existing contracts or for our uncontracted newbuild unit, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our consolidated financial position, results of operations or cash flows.

Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.

Certain of our drilling contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment.  Such payments may not, however, fully compensate us for the loss of the contract.  Drilling contracts also customarily provide for either automatic termination or termination at the option of the customer, typically without the payment of any termination fee, under various circumstances such as non-performance, as a result of significant downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events.  Many of these events are beyond our control.  During periods of depressed market conditions, we are subject to an increased risk of our customers seeking to repudiate their contracts, including through claims of non-performance.  We have experienced, and are at continued risk of experiencing, early contract terminations in a weak commodity price environment as operators look to reduce their capital expenditures.  Our customers’ ability to perform their obligations under their drilling contracts, including their ability to fulfill their indemnity obligations to us, may also be negatively impacted by an economic downturn.  Our customers, which include national oil companies, often have significant bargaining leverage over us.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated financial position, results of operations or cash flows.  See “Item 1. Business—Contract Drilling Services.”

We must make substantial capital and operating expenditures to maintain our active fleet or to reactivate our stacked or idle fleet, and we may be required to make significant capital expenditures to maintain our competitiveness, to execute our growth plan and to comply with laws and applicable regulations and standards of governmental authorities and organizations.

We must make substantial capital and operating expenditures to maintain our active fleet or to reactivate our stacked or idle fleet.  These expenditures could increase as a result of changes in the cost of labor and materials, requirements of customers, the size of our fleet, the cost of replacement parts for existing rigs, the geographic location of the rigs and the length of drilling contracts.  Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness and to execute our growth plan.  Changes in governmental regulations, including environmental requirements, and changes in safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, may cause our capital expenditures to increase or require us to make additional unforeseen capital expenditures.  As a result of these factors, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment.  In the future, market conditions may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives.

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

At December 31, 2019 and 2018, our total debt was $9.3 billion and $10.0 billion, respectively, of which $3.3 billion and $2.6 billion, respectively, was secured.  We have a bank credit agreement, as amended, that established a $1.3 billion secured revolving credit facility (the “Secured Credit Facility”), which is currently undrawn, the borrowings under which would also be secured.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

◾	we may be unable to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service requirements, distributions, share repurchases, or other purposes;
◾	we may be unable to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
◾	we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness, some of which bears interest at variable rates;

◾	we may be unable to meet financial ratios in the agreements governing certain of our debt and finance lease or satisfy certain other conditions included in our debt agreements, which could result in our inability to meet requirements for borrowings under our credit agreement or a default under these agreements, impose restrictions with respect to our access to certain of our capital, and trigger cross default provisions in our other debt instruments;
◾	if we default under the terms of our secured financing arrangements, the secured debtholders may, among other things, foreclose on the collateral securing the debt, including the applicable drilling units; and
◾	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our less levered competitors.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

credit rating agencies have rated our debt below investment grade, which could limit our access to capital and have an adverse effect on our business and financial condition.

Our non-credit enhanced senior unsecured long-term debt (our “Debt Rating”) has been rated below investment grade.  Our Debt Ratings could have adverse consequences for our business and future prospects and could cause the following:

◾	limitations on our ability to access debt markets, including for the purpose of refinancing our existing debt or replacing our Secured Credit Facility;
◾	less favorable terms and conditions on any refinancing arrangements, debt issuances or bank credit agreements, some of which could require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;
◾	increases to certain fees under our Secured Credit Facility and interest rates under indentures governing certain of our senior notes;
◾	reduced willingness of current and prospective customers to transact business with us;
◾	requirements from creditors or customers for additional insurance, guarantees and collateral;
◾	limitations on our access to bank and third-party guarantees, surety bonds and letters of credit; and
◾	reductions to or eliminations of the level of credit suppliers and financial institutions may provide through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

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

We engage in offshore drilling services for most of the leading integrated oil companies or their affiliates, as well as for many government-owned or government-controlled oil companies and other independent oil companies.  For the year ended December 31, 2019, our most significant customers were Shell, Equinor and Chevron, accounting for approximately 26 percent, 21 percent and 17 percent, respectively, of our total contract drilling revenues.  As of February 14, 2020, the customers with the most significant aggregate amount of contract backlog were Shell, Equinor and Chevron, representing approximately 49 percent, 26 percent and 13 percent, respectively, of our total contract backlog.  The loss of any of these customers or another significant customer, or a decline in payments under any of our drilling contracts, could, at least in the short term, have an adverse effect on our business and on our consolidated financial position, results of operations or cash flows.

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

Public health threats, such as severe influenza, coronaviruses and other highly communicable viruses or diseases, outbreaks of which have already occurred in various parts of the world in which we operate, could adversely impact our operations, the operations of our customers and the global economy, including the worldwide demand for hydrocarbons and the level of demand for our services.  The quarantine of personnel or inability to access our offices or rigs could adversely affect our operations.  Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact our operations and have an adverse effect on our results of operations.

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

As of February 14, 2020, we had under construction two ultra-deepwater drillships.  We also have a variety of other more limited shipyard projects at any given time.  These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

◾	shipyard availability, failures and difficulties;
◾	shortages of equipment, materials or skilled labor;
◾	unscheduled delays in the delivery of ordered materials and equipment;
◾	design and engineering problems, including those relating to the commissioning of newly designed equipment;
◾	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
◾	unanticipated actual or purported change orders;
◾	disputes with shipyards and suppliers;
◾	failure or delayed deliveries of significant parts or equipment due to supplier shortages, constraints, disruption or quality issues;
◾	availability of suppliers to recertify equipment for enhanced regulations;
◾	strikes, labor disputes and work stoppages;
◾	customer acceptance delays;
◾	adverse weather conditions, including damage caused by such conditions;
◾	terrorist acts, war, piracy and civil unrest;
◾	unanticipated cost increases; and
◾	difficulty in obtaining necessary permits or approvals.

These factors may contribute to cost variations and delays in the delivery of our newbuild units and other rigs undergoing shipyard projects.  Cost variations may result in, among other things, disputes with the shipyards that construct our drilling units.  In addition, delayed delivery of our newbuild units or other rigs undergoing shipyard projects would impact contract commencement, resulting in a loss of revenues we could earn, and may also cause customers to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses.  In the event of termination of any of these drilling contracts, we may not be able to secure a replacement contract on as favorable terms, if at all.

Our operations also rely on a significant supply of capital and consumable spare parts and equipment to maintain and repair our fleet.  We also rely on the supply of ancillary services, including supply boats and helicopters.  Our reliance on our suppliers, manufacturers and service providers to secure equipment, parts, components and sub-systems used in our operations exposes us to volatility in the quality, prices and availability of such items.  Certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider.  A disruption in the deliveries from our suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment or ancillary services could adversely affect our ability to meet our commitments to customers, adversely impact our operations, increase our operating costs and result in increases in rig downtime and delays in the repair and maintenance of our fleet.

Impact of our compliance with or breach of environmental laws can be costly, expose us to liability and could limit our operations.

Our business in the offshore drilling industry is affected by laws and regulations relating to the energy industry and the environment, including international conventions and treaties, and regional, national, state, and local laws and regulations.  The offshore drilling industry depends on demand for services from the oil and gas exploration and production industry, and, accordingly, we are directly affected by the adoption of laws and regulations that, for economic, environmental or other policy reasons, curtail or delay exploration and development drilling for oil and gas.  Offshore drilling in certain areas has been curtailed and, in certain cases, prohibited because of concerns over protection of the environment.  A decrease in demand for offshore drilling services due to regulatory restrictions or environmental concerns could have a material adverse effect on our consolidated financial position, results of operations or cash flows.  In addition, compliance with environmental laws, regulations and standards, where applicable, may require us to make significant capital expenditures, such as the installation of costly equipment or implementation of operational changes, and may affect the resale values or useful lives of our rigs.  We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and maintenance of insurance coverage or other financial assurance of our ability to address pollution incidents.  These costs could have a material adverse effect on our consolidated financial position, results of operations or cash flows.  A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations.

To the extent new laws are enacted, existing laws are changed or other governmental actions are taken that prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, in general, or the offshore drilling industry, in particular, our business or prospects could be materially adversely affected.  The operation of our drilling rigs will require certain governmental approvals, some of which may involve public hearings and costly undertakings on our part.  We may not obtain such approvals or such approvals may not be obtained in a timely manner.  If we fail to timely secure the necessary governmental approvals or permits, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.  The amendment or modification of existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or development drilling or production of oil and gas and compliance with any such new or amended legislation or regulations could have an adverse effect on our business or on our consolidated financial position, results of operations or cash flows.

As a contract driller with operations in certain offshore areas, we may be liable for damages and costs incurred in connection with oil spills or disposal of wastes related to those operations, and we may also be subject to significant fines and other liabilities in connection with spills.  For example, an oil spill could result in significant liability, including fines, penalties and criminal liability and remediation, restoration or compensation costs for environmental or natural resource damages, as well as third-party damages, to the extent that the contractual indemnification provisions in our drilling contracts are not enforceable or otherwise sufficient, or if our customers are unwilling or unable to contractually indemnify us against these risks.  Additionally, we may not be able to obtain such indemnities in our future drilling contracts, and our customers may not have the financial capability to fulfill their contractual obligations to us.  Also, these indemnities may be held to be unenforceable in certain jurisdictions, as a result of public policy or for other reasons.  Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability on facility or vessel owners or operators, rendering a person liable for environmental damage without regard to negligence.  These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time they were performed.  The application of these requirements or the adoption of new requirements or measures could have an adverse effect on our consolidated financial position, results of operations or cash flows.

The global nature of our operations involves additional risks.

We operate in various regions throughout the world, which may expose us to political and other uncertainties, including risks of:

◾	terrorist acts, war, piracy and civil unrest;
◾	seizure, expropriation or nationalization of our equipment;
◾	expropriation or nationalization of our customers’ property;
◾	repudiation or nationalization of contracts;
◾	imposition of trade or immigration barriers;
◾	import-export quotas;
◾	wage and price controls;
◾	changes in law and regulatory requirements, including changes in interpretation and enforcement;
◾	involvement in judicial proceedings in unfavorable jurisdictions;
◾	damage to our equipment or violence directed at our employees, including kidnappings;
◾	complications associated with supplying, repairing and replacing equipment in remote locations;
◾	the inability to move income or capital; and
◾	currency exchange fluctuations and currency exchange restrictions, including exchange or similar controls that may limit our ability to convert local currency into U.S. dollars and transfer funds out of a local jurisdiction.

Our non-U.S. contract drilling operations are subject to various laws and regulations in certain countries in which we operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation and social contributions of offshore earnings and earnings of expatriate personnel.  We are also subject to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and other U.S. and non-U.S. laws and regulations governing our international operations.  In addition, various state and municipal governments, universities and other investors have proposed or adopted divestment and other initiatives regarding investments including, with respect to state governments, by state retirement systems in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department.  Failure to comply with applicable laws and regulations, including those relating to sanctions and export restrictions, may subject us to criminal sanctions or civil remedies, including fines, denial of export privileges, injunctions or seizures of assets.  Investors could view any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our shares.

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

Certain of our drilling contracts are partially payable in local currency.  The amounts, if any, of local currency received under these drilling contracts may exceed our local currency needs, leading to an accumulation of excess local currency balances, which, in certain instances, may be subject to either temporary blocking or other difficulties converting to U.S. dollars, our functional currency, or to other currencies in which we operate.  Excess amounts of local currency may be exposed to the risk of currency exchange losses.

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

Our operations are subject to the usual hazards inherent in the drilling of oil and gas wells, such as, blowouts, reservoir damage, loss of production, loss of well control, lost or stuck drill strings, equipment defects, craterings, fires, explosions and pollution.  Contract drilling requires the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and other parties.  These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental or natural resource damage, claims by third parties or customers and suspension of operations.  Our offshore fleet is also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking, grounding, collision, piracy, damage from severe weather and marine life infestations.

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

Damage to the environment or natural resources could also result from our operations, particularly through spillage of hydrocarbons, fuel, lubricants or other chemicals and substances used in drilling operations, or extensive uncontrolled fires.  We may also be subject to property damage, environmental indemnity and other claims by oil and natural gas companies or other third parties.  Drilling involves certain risks associated with the loss of control of a well, such as blowout, cratering, the cost to regain control of or redrill the well and remediation of associated pollution.  Our customers may be unable or unwilling to indemnify us against such risks.  In addition, a court may decide that certain indemnities in our current or future drilling contracts are not enforceable.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy, and the enforceability of an indemnity as to other matters may be limited.

Our insurance policies and drilling contracts contain rights to indemnity that may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks.  We have two main types of insurance coverage: (1) hull and machinery coverage for physical damage to our property and equipment and (2) excess liability coverage, which generally covers offshore risks, such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  We generally have no hull and machinery insurance coverage for damages caused by named storms in the U.S. Gulf of Mexico.  We maintain per occurrence deductibles that generally range up to $10 million for various third-party liabilities, and we self-insure $50 million of the $750 million excess liability coverage through our wholly owned captive insurance company.  We also retain the risk for any liability that exceeds our excess liability coverage.  However, pollution and environmental risks generally are not completely insurable.

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

The continuing effects of the enhanced regulations enacted in the past decade could have an adverse effect on our business and worldwide operations.

In the last decade, enhanced governmental safety and environmental requirements applicable to our operations were adopted by U.S. federal agencies for drilling in the U.S. Gulf of Mexico.  In order to obtain drilling permits, operators must submit applications that demonstrate compliance with the enhanced regulations, which require independent third-party inspections, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  Operators have had, and may in the future have, difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  In addition, the oil and gas industry has adopted new equipment and operating standards, such as the American Petroleum Institute Standard 53, related to the installation and testing of well control equipment.  These safety and environmental guidelines and standards and any new guidelines or standards the U.S. government or industry may issue or any other steps the U.S. government or industry may take, could disrupt or delay operations, increase the cost of operations, increase out-of-service time or reduce the area of operations for drilling rigs in the U.S. and non-U.S. offshore areas.

Other governments could take actions similar to those implemented by the U.S. related to implementing new safety and environmental regulations in the future.  Additionally, some of our customers have elected to voluntarily comply with some or all of the non-mandatory inspections, certification requirements and safety and environmental guidelines on rigs operating outside of the U.S. Gulf of Mexico.  Additional U.S. and other governmental regulations and requirements concerning licensing, taxation, equipment specifications and training requirements or the voluntary adoption of such requirements or guidelines by our customers could increase the costs of our operations, increase certification and permitting requirements, increase review periods and impose increased liability on offshore operations.  The continuing effects of the enhanced regulations may also decrease the demand for drilling services, negatively affect dayrates and increase out-of-service time, which could ultimately have an adverse effect on our revenues and profitability.

Corporate restructuring activity, divestitures, acquisitions and other business combinations and reorganizations could adversely affect our ability to achieve our strategic goals.

We have undertaken and continue to seek appropriate opportunities for restructuring our organization and engaging in strategic divestitures, acquisitions and other business combinations in order to optimize our fleet and strengthen our competitiveness.  We face risks arising from these activities, which could adversely affect our ability to achieve our strategic goals, such as the following:

◾	we may be unable to realize the growth or investment opportunities, improvement of our financial position and other expected benefits by these activities in the expected time period or at all;
◾	transactions may not be completed as scheduled or at all due to legal or regulatory requirements, market conditions or contractual and other conditions to which such transactions are subject;
◾	unanticipated adverse consequences could arise in the integration or separation processes, including unanticipated restructuring or separation costs and liabilities, as well as delays or other difficulties in transitioning, coordinating, consolidating, replacing and integrating personnel, information and management systems, and customer products and services; and
◾	the diversion of management and key employees' attention may detract from our ability to increase revenues and minimize costs.

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

Approximately 47 percent of our total workforce, primarily employed in Norway, Brazil, the U.K., Angola and Australia are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations sometimes result in strikes and could result in higher personnel expenses, other increased costs or increased operational restrictions as the outcome of such negotiations affect the market for all offshore employees, not just the union members.  Legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

Failure to comply with anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, could result in fines, criminal penalties, drilling contract terminations and an adverse effect on our business.

The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”) and similar anti-bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business.  We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  If we are found to be liable for violations under the FCPA, the Bribery Act or other similar laws, either due to our acts or omissions or due to the acts or omissions of others, including our partners in our various joint ventures and of the current or former officers or directors of any companies we have acquired, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business or our consolidated financial position and results of operations.  In addition, investors could negatively view potential violations, inquiries or allegations of misconduct under the FCPA, the Bribery Act or similar laws, which could adversely affect our reputation and the market for our shares.

We could also face fines, sanctions and other penalties from authorities in relevant jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.  Additionally, our business and results of operations could be adversely affected as a result of claims by customers, agents, shareholders, debt holders, other interest holders, current or former employees or other constituents of our company who, in connection with alleged or actual noncompliance with antibribery and related laws, may seek to impose penalties, seek remedies, terminate drilling contracts or take other actions adverse to our interests.  Our business and results of operations may be adversely affected if we are required to dedicate significant time and resources to investigate and resolve allegations of misconduct, regardless of the merit of such allegations.  Further, disclosure of the subject matter of any investigation could adversely affect our reputation and our ability to obtain new business with potential customers, to retain existing business with our current customers, to attract and retain employees and to access the capital markets.

Regulatory and various other risks associated with greenhouse gases and climate change could have a negative impact on our business.

Scientific studies have suggested that emissions of certain gases, including greenhouse gases, such as carbon dioxide and methane, contribute to warming of the earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide.  For example, in December 2015, 195 nations adopted, by consensus, the Paris Agreement, which went into effect in November 2016.  The Paris Agreement aims to limit increases in global temperatures to well below two degrees Celsius.  While the greenhouse gas emission reductions called for by the Paris Agreement are not binding and the U.S. has initiated the process to withdraw from the agreement, we expect continued and increased attention to climate change.  This attention has led, and we expect it to continue to lead, to additional regulations designed to reduce greenhouse gas emissions domestically and internationally.  Such attention could also result in other adverse impacts for the oil and gas industry, including further restrictions or bans imposed by lawmakers, lawsuits by governments or third-parties seeking recoveries for damages resulting from the combustion of fuels that may contribute to climate change effects, or reduced interest from investors if they elect in the future to shift some or all of their investments to non-energy related sectors.  To the extent financial markets view climate change and greenhouse emissions as a financial risk, this could negatively impact our cost of or access to capital.  Because our business depends on the level of activity in the oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, or related political, litigation or financial risks, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities.  In addition, such laws, regulations, treaties or international agreements or related risks could result in increased compliance costs or additional operating restrictions, which may have an adverse effect on our business.  Further, some experts believe global climate change could increase the frequency and severity of extreme weather conditions, the impacts of which could interfere with our operations, cause damage to our equipment as well as cause other financial and operational impacts, including those that could result from any impact of such conditions on our customers.

We are subject to investigations and litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We are subject to a variety of disputes, investigations and litigation.  Certain of our subsidiaries are subject to and have been involved in litigation with certain of our customers and other constituents.  Certain of our subsidiaries are named as defendants in numerous lawsuits alleging personal grievances or injury, including as a result of exposure to asbestos or toxic fumes or resulting from other occupational diseases, such as silicosis, and various other medical issues that can remain undiscovered for a considerable amount of time.  Some of these subsidiaries that have been put on notice of potential liabilities have no assets.  Certain subsidiaries are subject to litigation relating to environmental damage.  Our patent for dual-activity technology has been successfully challenged in certain jurisdictions.  We are also subject to a number of significant tax disputes.  We cannot predict the outcome of the investigations and cases involving the Company or our subsidiaries or the potential costs to resolve them.  Insurance may not be applicable or sufficient in all cases, insurers may not remain solvent and policies may not be located.  Suits against non-asset-owning subsidiaries have and may in the future give rise to alter ego or successor-in-interest claims against us and our asset-owning subsidiaries to the extent a subsidiary is unable to pay a claim or insurance is not available or sufficient to cover the claims.  To the extent that one or more pending or future investigations or litigation matters is not resolved in our favor and is not covered by insurance, which could have an adverse effect on our financial position, results of operations or cash flows.

Our information technology systems are subject to cybersecurity risks and threats.

We depend on digital technologies to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees.  Our data protection measures and measures taken by our customers and vendors may not prevent unauthorized access of information technology systems.  Threats to our information technology systems, and the systems of our customers and vendors, associated with cybersecurity risks and cyber-incidents or attacks continue to grow.  Threats to our systems and our customers’ and vendors’ systems may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure.  In addition, breaches to our systems and systems of our customers and vendors could go unnoticed for some period of time.  Risks associated with these threats include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss of intellectual property, proprietary information or customer and vendor data; disruption of our customers’ and vendors’ operations; misappropriation of assets; loss or damage to our customer and vendor data delivery systems; and increased costs to prevent, respond to or mitigate cybersecurity events.  If such a cyber-incident were to occur, it could have a material adverse effect on our business or on our consolidated financial position, results of operations or cash flows.

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

Acts of terrorism and social unrest, brought about by world political events or otherwise, have caused instability in the world’s financial and insurance markets in the past and may occur in the future.  Such acts could be directed against companies such as ours.  In addition, acts of terrorism, piracy and social unrest could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services.  Insurance premiums could increase and coverage may be unavailable in the future.  Government regulations may effectively preclude us from engaging in business activities in certain countries.  These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.  Our drilling contracts do not generally provide indemnification against loss of capital assets or loss of revenues resulting from acts of terrorism, piracy or political or social unrest.  We have limited insurance for our assets providing coverage for physical damage losses resulting from certain risks, such as terrorist acts, piracy, vandalism, sabotage, civil unrest, expropriation and acts of war, and we do not carry insurance for loss of revenues resulting from such risks.

We may not realize the anticipated benefits of our acquisitions.

There is a risk that some or all of the expected benefits of our acquisitions may fail to materialize, or may not occur within the time periods anticipated.  The realization of such benefits may be affected by a number of factors, many of which are beyond our control, including the strength or weakness of the economy and competitive factors in the areas where we do business, the effects of competition in the markets in which we operate, and the impact of changes in the laws and regulations regulating the offshore drilling industry or affecting domestic or foreign operations.  The continued success of the acquisitions, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully market the assets of each of these companies in a manner that results in various benefits, including, among other things, an expanded market reach and operating efficiencies, and that does not materially disrupt existing relationships nor result in decreased revenues.  Although we expect that the further elimination of duplicative costs, as well as the realization of additional efficiencies related to the integration of the businesses, should allow us to further offset integration-related costs over time, this additional net benefit may not be achieved in the near term, or at all.  These costs, as well as other unanticipated costs and expenses, could have an adverse effect on our consolidated financial position, operating results and cash flows.  Failure to realize the anticipated further benefits of the acquisitions may impact the financial performance of the combined company.

Other risks

We have significant carrying amounts of long-lived assets that are subject to impairment testing.

At December 31, 2019, the carrying amount of our property and equipment was $18.8 billion, representing 78 percent of our total assets.  In accordance with our accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that carrying amounts of our assets held and used may not be recoverable.  We also review the carrying amounts of assets at the time that we classify such assets as held for sale.  In each of the years ended December 31, 2019, 2018 and 2017, we recognized an aggregate loss of $578 million, $999 million and $1.4 billion, respectively, associated with the impairment of certain assets that we determined were impaired at the time the assets were classified as held for sale.  In the year ended December 31, 2017, we also recognized an aggregate loss of $94 million associated with the impairment of our midwater floater asset group.  Future expectations of lower dayrates or rig utilization rates or a significant change to the composition of one or more of our asset groups could result in the recognition of additional losses on impairment of our long-lived asset groups if future cash flow expectations, based on information available to management at the time of measurement, indicate that the carrying amount of our asset groups may be impaired.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we have operations, are incorporated or are resident could result in a higher effective tax rate on our worldwide earnings, which could result in a significant adverse effect on our earnings and cash flows from operations.

We are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate and earn income, and such changes could include laws or policies directed toward companies organized in jurisdictions with low tax rates.  A material change in the tax laws, treaties or regulations, or their interpretation or application, of or by any country in which we have significant operations, or in which we are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results.  Switzerland, for example, has been carefully considering various tax reform proposals in response to certain guidance from and demands by the European Union (the “EU”) and the Organization for Economic Co-operation and Development (the “OECD”) and has enacted a substantial tax reform effective January 2020.  Similarly, the OECD issued its action plan of tax reform measures that called for member states to take action to prevent base erosion and profit shifting.  Some of these measures impact transfer pricing, requirements to qualify for tax treaty benefits, and the definition of permanent establishments depending on each jurisdiction’s adoption and interpretation of such proposals.  Respective countries have adopted various measures into their own tax laws.  In addition, the EU issued its Anti-Tax Avoidance Directives in 2016 and 2017 that required its member states to adopt specific tax reform measures starting in 2019.  Other tax jurisdictions in which we operate may consider implementing similar legislation.  Any material change to tax laws or policies, their interpretation or the adoption of new interpretations of existing laws and rulings in any of the jurisdictions in which we operate could result in a higher effective tax rate on our worldwide earnings and such change could have a significant adverse effect on our consolidated financial position, results of operations or cash flows.

A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries could result in a higher effective tax rate on our worldwide earnings, which could result in a significant adverse effect on our earnings and cash flows from operations.

We are subject to tax laws, treaties and regulations in the countries in which we operate and earn income.  Our income taxes are based on the applicable tax laws and tax rates in effect in the countries in which we operate and earn income as well as upon our operating structures in these countries.  Our income tax returns are subject to review and examination in these jurisdictions, and we do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority.  If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected.  For example, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not successfully contend that we or any of our key subsidiaries were or are engaged in a trade or business in the U.S. or that we or any of our key subsidiaries maintained or maintain a permanent establishment in the U.S.  The determination of the aforementioned, among other things, involves considerable uncertainty.  If we or any of our key subsidiaries were determined to have been engaged in a trade or business in the U.S. through a permanent establishment, then we could be subject to U.S. corporate income and additional branch profits taxes on the portion of our earnings effectively connected to such U.S. business during the period in which this was considered to have occurred.  If this occurs, our effective tax rate on worldwide earnings for that period could increase substantially, and our earnings and cash flows from operations for that period could be adversely affected.

U.S. tax authorities could treat us as a passive foreign investment company, which would have adverse U.S. federal income tax consequences to U.S. shareholders.

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

We believe that we have not been and will not be a PFIC with respect to any taxable year.  Our income from offshore contract drilling services should be treated as services income for purposes of determining whether we are a PFIC.  Accordingly, we believe that our income from our offshore contract drilling services should not constitute passive income, and the assets that we own and operate in connection with the production of that income should not constitute passive assets.  There is significant legal authority supporting this position, including statutory provisions, legislative history, case law and IRS pronouncements concerning the characterization, for other tax purposes, of income derived from services where a substantial component of such income is attributable to the value of the property or equipment used in connection with providing such services.  However, a prior case and an IRS pronouncement that relies on such case characterize income from time chartering of vessels as rental income rather than services income for other tax purposes.  The IRS has subsequently formally announced that it does not agree with the decision in that case.  Moreover, we believe that the terms of the time charters in the prior case differ in material respects from the terms of our drilling contracts with customers.  However, no assurance can be given that the IRS or a court will accept our position, and there is a risk that the IRS or a court could determine that we are a PFIC.

If we were treated as a PFIC for any taxable year, our U.S. shareholders would face adverse U.S. tax consequences.  Under the PFIC rules, unless a shareholder makes certain elections available under the Internal Revenue Code of 1986, as amended, and such elections could themselves have adverse consequences for the shareholder, the shareholder could be required to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income upon the receipt of excess distributions, as defined for U.S. tax purposes, and upon any gain from the disposition of our shares, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder’s holding period of our shares.  Additionally, under applicable statutory provisions, the preferential tax rate on qualified dividend income, which applies to dividends paid to non-corporate shareholders, does not apply to dividends paid by a foreign corporation if the foreign corporation is a PFIC for the taxable year in which the dividend is paid or the preceding taxable year.

As a Swiss corporation, our flexibility may be limited with respect to certain aspects of capital management, and we may be unable to make distributions or repurchase shares without subjecting our shareholders to Swiss withholding tax.

Under Swiss law, our shareholders may approve an authorized share capital that allows the board of directors to issue new shares without additional shareholder approval within a period of up to two years and for up to a maximum of 50 percent of a company’s issued share capital.  The authorized share capital approved by our shareholders at the May 2018 annual general meeting will expire on May 18, 2020.  Our currently available authorized share capital is limited to approximately four percent of our issued share capital as of February 12, 2020.  Accordingly, shareholders at our annual general meeting in May 2020 may be requested to approve a renewal and an increase in authorized share capital.  Additionally, subject to certain exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Further, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  Swiss law also reserves for shareholder approval certain corporate actions over which a board of directors would have authority in some other jurisdictions.  For example, dividends must be approved by shareholders.  These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Under Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid-in capital, if any.  At our 2009 annual general meeting, our shareholders approved the repurchase of up to CHF 3.5 billion of our shares for cancellation under the share repurchase program.  If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase shares via a “virtual second trading line” from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to the approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.

Swiss corporate governance may affect our business.

The Swiss Federal Council Ordinance Against Excessive Compensation at Public Companies (the “Ordinance”), among other things, (a) requires a binding shareholder “say on pay” vote with respect to the compensation of members of our executive management and board of directors, (b) generally prohibits the making of severance, advance, transaction premiums and similar payments to members of our executive management team and board of directors, and (c) requires the declassification of our board of directors and the amendment of our articles of association to specify various compensation-related matters.  At our annual general meetings, our shareholders are required to approve the maximum aggregate compensation of (1) our board of directors for the period through the successive annual general meeting and (2) our executive management team for the following year.  The Ordinance further provides for criminal penalties against directors and members of executive management in case of noncompliance with certain of its requirements.  The Ordinance may negatively affect our ability to attract and retain executive management and members of our board of directors.

As a Swiss corporation, we are subject to Swiss legal provisions that may limit our flexibility to swiftly implement certain initiatives or strategies.

We are required, from time to time, to evaluate the carrying amount of our investments in affiliates, as presented on our Swiss standalone balance sheet.  If we determine that the carrying amount of any such investment exceeds its fair value, we may conclude that such investment is impaired.  The recognized loss associated with such a non-cash impairment could result in our net assets no longer covering our statutory share capital and statutory capital reserves.  Under Swiss law, if our net assets cover less than 50 percent of our statutory share capital and statutory capital reserves, the board of directors must convene a general meeting of shareholders and propose measures to remedy such a capital loss.  The appropriate measures depend on the relevant circumstances and the magnitude of the recognized loss and may include seeking shareholder approval for offsetting the aggregate loss, or a portion thereof, with our statutory capital reserves, including qualifying additional paid-in capital otherwise available for distributions to shareholders, or raising new equity.  Depending on the circumstances, we may also need to use qualifying additional paid-in capital available for distributions in order to reduce our accumulated net loss and such use might reduce our ability to make distributions without subjecting our shareholders to Swiss withholding tax.  These Swiss law requirements could limit our flexibility to swiftly implement certain initiatives or strategies.

We are subject to anti-takeover provisions.

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  Actions taken under such provisions may adversely affect prevailing market prices for our shares, and could, among other things:

◾	provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two-year period, which under our current authorized share capital will expire on May 18, 2020, to issue a specified number of shares, which under our current authorized share capital is approximately four percent of the share capital registered in the commercial register as of February 12, 2020, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances;
◾	provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately 23 percent of the share capital registered in the commercial register as of February 12, 2020, without obtaining additional shareholder approval through: (1) the exercise of conversion, exchange, option, warrant or similar rights for the subscription of shares granted in connection with bonds, options, warrants or other securities newly or already issued in national or international capital markets or new or already existing contractual obligations by or of any of our subsidiaries; or (2) in connection with the issuance of shares, options or other share-based awards;
◾	provide that any shareholder who wishes to propose any business or to nominate a person or persons for election as director at any annual meeting may only do so if we are given advance notice;
◾	provide that directors can be removed from office only by the affirmative vote of the holders of at least 66 2/3 percent of the shares entitled to vote;
◾	provide that a merger or demerger transaction requires the affirmative vote of the holders of at least 66 2/3 percent of the shares represented at the meeting and provide for the possibility of a so-called cash-out or squeeze-out merger if the acquirer controls 90 percent of the outstanding shares entitled to vote at the meeting;
◾	provide that any action required or permitted to be taken by the holders of shares must be taken at a duly called annual or extraordinary general meeting of shareholders;
◾	limit the ability of our shareholders to amend or repeal some provisions of our articles of association; and
◾	limit transactions between us and an “interested shareholder,” which is generally defined as a shareholder that, together with its affiliates and associates, beneficially, directly or indirectly, owns 15 percent or more of our shares entitled to vote at a general meeting.

The U.K. withdrawal from the EU may have a negative effect on our business.

On January 31, 2020, the U.K. withdrew from the EU and commenced a transition period that is expected to expire on December 31, 2020 during which the trading relationship between the U.K. and the EU will remain the same while the U.K. and the EU negotiate an agreement regarding their future relationship.  There is currently no agreement in place regarding the relationships between the U.K. and the EU after the transition period, creating significant uncertainties.  These uncertainties, including with respect to the laws and regulations that will apply as the U.K. determines which EU-derived laws to replace or replicate following the withdrawal may affect our U.K. operations, our customers, suppliers and employees and could have adverse effects on the movement of personnel, goods, information and capital.  The withdrawal has also given rise to calls for the governments of other EU member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have an adverse effect on global economic conditions and the stability of global financial markets, and may reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business and on our consolidated financial position, results of operations or cash flows.  See “—The global nature of our operations involves additional risks.”

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.  We maintain offices, land bases and other facilities worldwide, including principal executive offices in Steinhausen, Switzerland, and corporate offices in Houston, Texas, and the Cayman Islands.  Our remaining offices and bases are located in various countries in North America, South America, Europe, Africa and Asia.  We lease most of these facilities.

Item 3.Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory Matters” in this annual report on Form 10-K for the year ended December 31, 2019.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in this annual report on Form 10-K for the year ended December 31, 2019.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of December 31, 2019, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program or in response to events arising generally within our industry and in the markets where we do business.  We evaluate matters on a case by case basis, investigate allegations in accordance with our policies and cooperate with applicable governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has, or will, occur; however, there can be no assurance as to the outcome of these matters.

Item 4.Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

We have included the following information, presented as of February 12, 2020, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10-K.  The board of directors elects the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

		Age as of
Officer	Office	February 12, 2020
Jeremy D. Thigpen (a)	President and Chief Executive Officer	45
Keelan Adamson (a)	Executive Vice President and Chief Operations Officer	50
Howard E. Davis	Executive Vice President, Chief Administrative Officer and Chief Information Officer	61
Brady K. Long	Executive Vice President and General Counsel	47
Mark L. Mey (a)	Executive Vice President and Chief Financial Officer	56
David Tonnel	Senior Vice President and Chief Accounting Officer	50
(a)	Member of our executive management team for purposes of Swiss law.

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

Keelan Adamson is Executive Vice President and Chief Operations Officer of the Company.  Before being named to his current position in August 2018, Mr. Adamson served as Senior Vice President, Operations from October 2017 to July 2018 and as Senior Vice President, Operations Integrity and HSE, from June 2015 to October 2017.  Since 2010, Mr. Adamson served in multiple executive positions with responsibilities spanning Engineering and Technical Services, Major Capital Projects, Human Resources, and more recently, Operations Integrity and HSE.  Mr. Adamson started his career as a drilling engineer with BP Exploration in 1991 and joined Transocean in July 1995.  In addition to several management assignments in the U.K., Asia, and Africa, he also held leadership roles in Sales and Marketing, Well Construction and Technology, and as Managing Director for operations in North America, Canada and Trinidad.  Mr. Adamson earned a Bachelor's degree in Aeronautical Engineering from The Queens University of Belfast and completed the Advanced Management program at Harvard Business School in 2016.  Mr. Adamson also currently serves on the board of the National Ocean Industries Association.

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

Brady K. Long is Executive Vice President and General Counsel of the Company.  Before being named to his current position in March 2018, Mr. Long served as Senior Vice President and General Counsel from November 2015 to March 2018.  From 2011 to November 2015, when Mr. Long joined the Company, he served as Vice President—General Counsel and Secretary of Ensco plc, which acquired Pride International, Inc. where he had served as Vice President, General Counsel and Secretary since August 2009.  Mr. Long joined Pride International, Inc. in June 2005 as Assistant General Counsel and served as Chief Compliance Officer from June 2006 to February 2009.  He was director of Transocean Partners LLC from May 2016 until December 2016.  Mr. Long previously practiced corporate and securities law with the law firm of Bracewell LLP.  Mr. Long earned a Bachelor of Arts degree from Brigham Young University in 1996, a Juris Doctorate degree from the University of Texas School of Law in 1999 and an Executive LLM in Taxation from New York University in 2019.

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

David Tonnel is Senior Vice President and Chief Accounting Officer.  Before being named to his current position in April 2017, he served as Senior Vice President, Supply Chain and Corporate Controller from October 2015 to April 2017, as Senior Vice President, Finance and Controller from March 2012 to October 2015 and as Senior Vice President of the Europe and Africa Unit from June 2009 to March 2012.  Mr. Tonnel served as Vice President of Global Supply Chain from November 2008 to June 2009, as Vice President of Integration and Process Improvement from November 2007 to November 2008, and as Vice President and Controller from February 2005 to November 2007.  Prior to February 2005, he served in various financial roles, including Assistant Controller; Finance Manager, Asia Australia Region; and Controller, Nigeria.  Mr. Tonnel joined the Company in 1996 after working for Ernst & Young in France as Senior Auditor.  Mr. Tonnel earned a Master of Science degree in Management from HEC in Paris, France in 1991.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  On February 12, 2020, we had 612,573,158 shares outstanding and 5,415 holders of record of our shares.

Shareholder Matters

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

Swiss income tax on dividends and similar distributions—A non-Swiss holder is not subject to Swiss income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder.  However, dividends and similar distributions are subject to Swiss withholding tax, subject to certain exceptions.  See “—Swiss withholding tax on dividends and similar distributions to shareholders.”

Swiss wealth tax—A non-Swiss holder is not subject to Swiss wealth taxes unless the holder’s shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder.

Swiss capital gains tax upon disposal of shares—A non-Swiss holder is not subject to Swiss income taxes for capital gains unless the holder’s shares are attributable to a permanent establishment or a fixed place of business maintained in Switzerland by such non-Swiss holder.  In such case, the non-Swiss holder is required to recognize capital gains or losses on the sale of such shares, which are subject to cantonal, communal and federal income tax.

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

Exemption—Distributions to shareholders in the form of a par value reduction or out of qualifying additional paid-in capital for Swiss statutory purposes are exempt from Swiss withholding tax.  On December 31, 2019, the aggregate amount of par value of our outstanding shares was CHF 61 million, equivalent to approximately $63 million, and the aggregate amount of qualifying additional paid-in capital of our outstanding shares was CHF 13.4 billion, equivalent to approximately $13.7 billion.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

Refund available to U.S. residents—The Swiss-U.S. tax treaty provides that U.S. residents eligible for benefits under the treaty can seek a refund of the Swiss withholding tax on dividends for the portion exceeding 15 percent, leading to a refund of 20 percent, or a 100 percent refund in the case of qualified pension funds.  As a general rule, the refund will be granted under the treaty if the U.S. resident can show evidence of the following: (a) beneficial ownership, (b) U.S. residency and (c) meeting the U.S.-Swiss tax treaty’s limitation on benefits requirements.

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

Share repurchases

Repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid-in capital, if any.  We would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of our shares and pay the withholding tax to the Swiss federal tax authorities.  However, for such repurchased shares, the portions of the repurchase price that are attributable to the par value and the qualifying additional paid-in capital for Swiss statutory reporting purposes are not subject to the Swiss withholding tax.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and if the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 12, 2020, Transocean Inc., our wholly owned subsidiary, held as treasury shares less than one percent of our issued and outstanding shares as of such date.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the number of shares held as treasury shares as of February 12, 2020, approximately nine percent of our issued and outstanding shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the currently approved program.

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
October 2019	—	$—	—	$3,352
November 2019	—	—	—	3,352
December 2019	—	—	—	3,352
Total	—	$—	—	$3,352
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our issued and outstanding shares for an aggregate purchase price of up to CHF 3.5 billion. At December 31, 2019, the authorization remaining under the share repurchase program was for the repurchase of our issued and outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.4 billion. The share repurchase program may be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.Selected Financial Data

The selected financial data as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 have been derived from the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected financial data as of December 31, 2017, 2016 and 2015, and for each of the two years in the period ended December 31, 2016 have been derived from our accounting records.  The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	Years ended December 31,
	2019	2018 (a)	2017	2016 (b)	2015
	(In millions, except per share data)
Statement of operations data
Operating revenues	$3,088	$3,018	$2,973	$4,161	$7,386
Operating income (loss)	(721)	(1,251)	(2,505)	1,106	1,365
Net income (loss)	(1,257)	(2,003)	(3,097)	827	897
Net income (loss) attributable to controlling interest	(1,255)	(1,996)	(3,127)	778	865

Per share earnings (loss)
Basic	$(2.05)	$(4.27)	$(8.00)	$2.08	$2.36
Diluted	$(2.05)	$(4.27)	$(8.00)	$2.08	$2.36

Balance sheet data (at end of period)
Total assets	$24,105	$25,665	$22,410	$26,889	$26,431
Debt due within one year	568	373	250	724	1,093
Long-term debt	8,693	9,605	7,146	7,740	7,397
Finance lease liability (c)	479	—	—	—	—
Total equity	11,867	13,114	12,711	15,805	15,000

Other financial data
Cash provided by operating activities	$340	$558	$1,170	$1,980	$3,445
Cash used in investing activities	(268)	(797)	(587)	(1,313)	(1,932)
Cash provided by (used in) financing activities	(312)	(147)	(1,041)	176	(1,809)
Capital expenditures	387	184	497	1,344	2,001
Distributions of qualifying additional paid-in capital	—	—	—	—	381

Per share distributions of qualifying additional paid-in capital	$—	$—	$—	$—	$1.05
(a)

In January 2018, we acquired approximately 97.7 percent ownership interest in Songa.  In March 2018, we acquired the remaining shares not owned by us through a compulsory acquisition under Cyprus law and as a result Songa became our wholly owned subsidiary.  To complete these transactions, we issued 68.0 million shares and $863 million aggregate principal amount of the Exchangeable Bonds and made an aggregate cash payment of $8 million.  In December 2018, we acquired Ocean Rig in a merger transaction, and as a result, Ocean Rig became our wholly owned subsidiary.  To complete the acquisition, we issued 147.7 million shares and made an aggregate cash payment of $1.2 billion.

(b)

In December 2016, Transocean Partners LLC, which previously had a portion of its shares publicly traded on the New York Stock Exchange, completed a merger with one of our subsidiaries and subsequently became our wholly owned subsidiary.  To complete the merger, we issued 23.8 million shares from conditional capital.

(c)

Effective January 1, 2019, we reclassified our finance lease liability to no longer be presented in long-term debt (see Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Accounting Standards Updates.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report.  The following discussion of our results of operations and liquidity and capital resources includes comparisons for the years ended December 31, 2019 and 2018.  For a discussion of comparisons for our results of operations and liquidity and capital resources for the years ended 2018 and 2017, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018, filed with the United States (“U.S.”) Securities and Exchange Commission on February 19, 2019.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 12, 2020, we owned or had partial ownership interests in and operated 45 mobile offshore drilling units, including 28 ultra-deepwater floaters, 14 harsh environment floaters and three midwater floaters.  As of February 12, 2020, we were constructing two ultra-deepwater drillships.

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

Significant Events

Debt issuances—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received $539 million aggregate cash proceeds, net of discount and issue costs.  On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”), and we received $517 million aggregate cash proceeds, net of discount and issue costs.  On January 17, 2020, we issued $750 million aggregate principal amount of 8.00% senior unsecured notes due February 2027 (the “8.00% Senior Notes”), and we received $743 million aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—During the year ended December 31, 2019, we completed cash tender offers to purchase certain notes (the “2019 Tendered Notes”).  In the year ended December 31, 2019, we made an aggregate cash payment of $522 million to settle the validly tendered 2019 Tendered Notes and recognized a loss of $18 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

During the year ended December 31, 2019, we repurchased in the open market $434 million aggregate principal amount of certain of our debt securities.  We made an aggregate cash payment of $449 million and recognized an aggregate net loss of $23 million associated with the retirement of such debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt redemption—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% senior notes due July 2023 (the “9.00% Senior Notes”), and on February 18, 2020, we made a payment of $767 million, including the make-whole provision, to redeem the notes and in the three months ending March 31, 2020, we expect to recognize a loss of approximately $66 million associated with the retirement of debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Impairments—In the year ended December 31, 2019, we recognized an aggregate loss of $583 million primarily associated with the impairment of three ultra-deepwater floaters, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  See “—Operating Results.”

Fleet expansion—We hold a 33.0 percent interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  In August 2019, Orion completed construction of the rig and placed it into service.  One of our subsidiaries operates the rig under a short-term bareboat charter to complete a six-well drilling contract for one of our customers.  See “—Liquidity and Capital Resources—Drilling fleet.”

In October 2019, we agreed with Samsung Heavy Industries Co., Ltd. (“SHI”) to cancel the construction contracts for two ultra-deepwater drillships in exchange for the parties terminating their respective obligations and liabilities under the contracts and our subsidiaries releasing to SHI their respective interests in the rigs.  See “—Liquidity and Capital Resources—Drilling fleet.”

Dispositions—During the year ended December 31, 2019, we completed the sale of six ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received $64 million in aggregate net cash proceeds.  See “—Operating Results” and “—Liquidity and Capital Resources—Drilling fleet.”

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and in the year ended December 31, 2019, we amended the terms of the agreement to, among other changes, increase the borrowing capacity to $1.3 billion.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our view of the offshore drilling floater market is positive and continues to improve, especially for the highest specification vessels.  Contracting activity has strengthened, as both fixture durations and dayrates are increasing.  In the past five years, the offshore oil and gas industry has achieved structural efficiency gains that have substantially improved the economics of offshore development projects.  These efficiency gains have resulted in project break-even oil prices in the range of $40 per barrel or below in many operating basins, which compares increasingly favorably to onshore shale prospects, and positively impacts our customers’ investment decisions.

Markets requiring high-specification harsh environment floating drilling rigs continue to see high utilization of the active fleet.  Over the past year, opportunities have steadily increased for our drilling services, and we have recently observed escalating dayrates in almost all jurisdictions.  In particular, we have seen a marked tightening in global demand for ultra-deepwater drilling rigs, especially in the Americas and Australia where dayrates continue to climb.  As utilization for ultra-deepwater floaters grows, active supply is approaching full utilization in many regions, and tender activity has increased.  As a result, we are seeing some of the highest dayrates since the beginning of the downturn in 2014, particularly for the latest generation and highest capability units.  We expect this trend to continue through 2020 and beyond.

As of February 14, 2020, our contract backlog was $10.2 billion compared to $10.8 billion as of October 17, 2019.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished as oil prices have improved and stabilized.

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

As of February 14, 2020, the uncommitted fleet rates for each of the five years in the period ending December 31, 2024 were as follows:

	2020	2021	2022	2023	2024
Uncommitted fleet rate
Ultra-deepwater floaters	50%	71%	83%	83%	83%
Harsh environment floaters	45%	64%	68%	83%	98%
Midwater floaters	71%	98%	100%	100%	100%

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

The contract backlog for our fleet was as follows:

	February 14,	October 17,	February 11,
	2020	2019	2019
Contract backlog	(In millions)
Ultra-deepwater floaters	$7,282	$7,643	$8,404
Harsh environment floaters	2,836	3,074	3,716
Midwater floaters	45	60	97
Total contract backlog	$10,163	$10,777	$12,217

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog includes amounts associated with our contracted newbuild unit that is currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

Average contractual dayrate relative to our contract backlog is defined as the average maximum contractual operating dayrate to be earned per operating day in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after operations commence.

At February 14, 2020, the contract backlog and average contractual dayrates for our fleet were as follows:

		For the years ending December 31,
	Total	2020	2021	2022	2023	Thereafter
Contract backlog	(In millions, except average dayrates)
Ultra-deepwater floaters	$7,282	$1,624	$1,299	$858	$860	$2,641
Harsh environment floaters	2,836	952	765	704	377	38
Midwater floaters	45	42	3	—	—	—
Total contract backlog	$10,163	$2,618	$2,067	$1,562	$1,237	$2,679

Average contractual dayrates
Ultra-deepwater floaters	$420,000	$325,000	$420,000	$471,000	$471,000	$471,000
Harsh environment floaters	$396,000	$348,000	$419,000	$432,000	$428,000	$415,000
Midwater floaters	$130,000	$130,000	$130,000	$—	$—	$—
Total fleet average	$409,000	$325,000	$418,000	$453,000	$457,000	$471,000

The actual amounts of revenues earned and the actual periods during which revenues are earned will differ from the amounts and periods shown in the tables above due to various factors, including shipyard and maintenance projects, unplanned downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate.  Additional factors that could affect the amount and timing of actual revenue to be recognized include customer liquidity issues and contract terminations, which may be available to our customers under certain circumstances.

Average daily revenue—Average daily revenue is defined as contract drilling revenues, excluding revenues for contract terminations, reimbursements and contract intangible amortization, earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Years ended December 31,
	2019	2018	2017
Average daily revenue
Ultra-deepwater floaters	$337,900	$356,700	$472,400
Harsh environment floaters	$298,500	$296,400	$235,900
Deepwater floaters	$—	$186,700	$195,200
Midwater floaters	$118,400	$99,900	$95,600
High-specification jackups	$—	152,900	143,900
Total fleet average daily revenue	$313,400	$296,200	$321,300

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may be affected by revenues for lump sum bonuses or demobilization fees received from our customers.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high-specification jackups are typically contracted at lower dayrates compared to ultra-deepwater floaters and harsh environment floaters.  We no longer operate deepwater floaters or high-specification jackups.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, unless we continue to operate rigs subsequent to sale, in which case we remove the rigs at the time of completion or novation of the contract.

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

	Years ended December 31,
	2019	2018	2017
Revenue efficiency
Ultra-deepwater floaters	99%	96%	96%
Harsh environment floaters	95%	94%	96%
Deepwater floaters	—%	94%	94%
Midwater floaters	99%	98%	96%
High-specification jackups	—%	100%	101%
Total fleet average revenue efficiency	97%	95%	96%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2019	2018	2017
Rig utilization
Ultra-deepwater floaters	51%	48%	39%
Harsh environment floaters	78%	82%	73%
Deepwater floaters	—%	93%	73%
Midwater floaters	37%	41%	38%
High-specification jackups	—%	97%	61%
Total fleet average rig utilization	58%	59%	48%

Our rig utilization rate declines as a result of idle and stacked rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal, classification as held for sale.  Accordingly, our rig utilization can increase when idle or stacked units are removed from our drilling fleet.

Operating Results

Year ended December 31, 2019 compared to the year ended December 31, 2018

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	December 31,
	2019	2018	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	9,872	9,706	166	2%
Average daily revenue	$313,400	$296,200	$17,200	6%
Revenue efficiency	97%	95%
Rig utilization	58%	59%

Contract drilling revenues	$3,088	$3,018	$70	2%

Operating and maintenance expense	(2,140)	(1,799)	(341)	(19)%
Depreciation and amortization expense	(855)	(818)	(37)	(5)%
General and administrative expense	(193)	(188)	(5)	(3)%
Loss on impairment	(609)	(1,464)	855	58%
Loss on disposal of assets, net	(12)	—	(12)	nm
Operating loss	(721)	(1,251)	530	42%

Other income (expense), net
Interest income	43	53	(10)	(19)%
Interest expense, net of amounts capitalized	(660)	(620)	(40)	(6)%
Loss on retirement of debt	(41)	(3)	(38)	nm
Other, net	181	46	135	nm
Loss before income tax expense	(1,198)	(1,775)	577	33%
Income tax expense	(59)	(228)	169	74%
Net loss	$(1,257)	$(2,003)	$746	37%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the following: (a) approximately $265 million resulting from operations acquired in the Ocean Rig UDW Inc. (“Ocean Rig”), a Cayman Islands exempted company with limited liability and Songa Offshore SE (“Songa”), a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus acquisitions, (b) approximately $95 million resulting from the reactivation of two rigs, (c) approximately $65 million resulting from higher revenue efficiency and (d) approximately $65 million resulting from the operations of a newbuild ultra-deepwater drillship and a harsh environment semisubmersible placed into service in 2018 and 2019, respectively.  These increases were partially offset by the following:  (a) approximately $190 million resulting from rigs sold or classified as held for sale, (b) approximately $125 million resulting from contract early terminations and cancellations recognized in the year ended December 31, 2018, (c) approximately $65 million resulting from reduced activity and (d) approximately $45 million resulting from lower dayrates.

Costs and expenses—Operating and maintenance expense increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the following: (a) approximately $265 million resulting from operations acquired in the Ocean Rig acquisition, including the reactivation of two rigs, (b) approximately $90 million resulting from shipyard activities, (c) approximately $45 million resulting from operations of a newbuild ultra-deepwater drillship and a harsh environment semisubmersible placed into service in 2018 and 2019, respectively and (d) approximately $40 million resulting from the reactivation of two rigs.  These increases were partially offset by a decrease of approximately $95 million resulting from rigs sold or classified as held for sale.

Depreciation and amortization expense increased for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to approximately $80 million resulting from the rigs acquired in the Songa and Ocean Rig acquisitions, partially offset by approximately $43 million resulting from rigs sold or classified as held for sale.

General and administrative expense increased for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the following: (a) approximately $10 million resulting from personnel and other costs related to Ocean Rig recognized in the year ended December 31, 2019, (b) approximately $9 million resulting from increased legal and professional fees (c) approximately $7 million resulting from increased rent expense and (d) approximately $4 million resulting from recovery of legal fees recognized in the year ended December 31, 2018.  These increases were partially offset by the following decreases: (a) approximately $24 million resulting from acquisition costs recognized in the year ended December 31, 2018 and (b) approximately $4 million resulting from reduced personnel costs, primarily related to the early retirement of certain personnel in the year ended December 31, 2018.

Loss on impairment or disposal of assets—In the year ended December 31, 2019, we recognized an aggregate loss of $583 million, primarily associated with certain assets that we determined were impaired at the time we classified them as held for sale, and an aggregate loss of $26 million associated with the impairment of right-of-use assets and leasehold improvements.  In the year ended December 31, 2018, we recognized an aggregate loss of $999 million associated with certain assets that we determined were impaired at the time we classified them as held for sale and a loss of $462 million associated with the impairment of goodwill.

In the year ended December 31, 2019, we recognized an aggregate gain of $4 million associated with the sale of six ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets.  In the year ended December 31, 2018, we recognized an aggregate gain of $7 million associated with the sale of six ultra-deepwater floaters, one deepwater floater and one midwater floater, along with related assets.  In the year ended December 31, 2019 and 2018, we recognized an aggregate loss of $16 million and $7 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, increased in the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to an increase of approximately $147 million primarily resulting from debt issued subsequent to January 1, 2018, partially offset by a decrease of approximately $104 million resulting from the retirement of debt as a result of scheduled maturities, the purchase of the 2019 Tendered Notes and our open market repurchases.

In the year ended December 31, 2019, we recognized a net loss on retirement of debt as follows: (a) $18 million resulting from retirement of the validly tendered 2019 Tendered Notes and (b) $23 million resulting from open market repurchases of $434 million aggregate principal amount of our debt securities.

Other income, net, increased in the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the following: (a) a gain of $132 million resulting from termination of construction contracts in the year ended December 31, 2019 and (b) an net increase of $41 million resulting from currency exchange rate changes, $18 million of which resulted from reduced losses recognized on undesignated currency derivative instruments.  Partially offsetting these increases was (a) reduced income of $34 million from our dual-activity patent and (b) reduced income of $6 million from non-service components of net periodic benefit costs.

Income tax expense—In the years ended December 31, 2019 and 2018, our effective tax rate was (4.9) percent and (12.8) percent, respectively, based on loss before income tax expense.  In the years ended December 31, 2019 and 2018, the effect of the various discrete period tax items represented a net tax benefit of $150 million and a net tax expense of $143 million, respectively.  In the year ended December 31, 2019, such discrete items included a U.S. tax law change, settlements and expirations of various uncertain tax positions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the year ended December 31, 2018, such discrete items were primarily related to the U.S. transition tax on non-U.S. earnings.  In the years ended December 31, 2019 and 2018, our effective tax rate, excluding discrete items, was (30.7) percent and (29.2) percent, respectively, based on loss before income tax expense.  Our effective tax rate decreased in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the recognition of significant uncertain tax benefits, partially offset by increased tax expense related to the adoption of a new operating structure, which will reduce our exposure to the U.S. base erosion and anti-abuse tax and other cash taxes in the U.S.  To a lesser extent, our effective tax rate decreased due to changes in the relative blend of income from operations in certain jurisdictions.

Due to factors related to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the year ended December 31, 2019, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Switzerland, the United Kingdom (“U.K.”) and Norway.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.  For example, two rigs operating in the same country could generate significantly different provisions for income taxes if they are owned by two different subsidiaries that are subject to differing tax laws and regulations in the respective country of incorporation.  See Notes to Consolidated Financial Statements—Note 12—Income Taxes.

Liquidity and Capital Resources

Sources and uses of cash

At December 31, 2019, we had $1.8 billion in unrestricted cash and cash equivalents and $558 million in restricted cash and cash equivalents.  In the year ended December 31, 2019, our primary sources of cash were as follows: (1) net cash proceeds from the issuance of debt, (2) net cash provided by operating activities and (3) proceeds from maturities of short-term investments.  Our primary uses of cash were as follows: (a) repayments of debt, (b) capital expenditures and (c) investments in unconsolidated affiliates.

	Years ended
	December 31,
	2019	2018	Change
	(In millions)
Cash flows from operating activities
Net loss	$(1,257)	$(2,003)	$746
Non-cash items, net	1,898	2,432	(534)
Changes in operating assets and liabilities, net	(301)	129	(430)
	$340	$558	$(218)

Net cash provided by operating activities decreased primarily due to increased operating costs resulting from rig reactivations and increased cash interest payments.

	Years ended
	December 31,
	2019	2018	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(387)	$(184)	$(203)
Proceeds from disposal of assets, net	70	43	27
Cash paid in business combinations, net of unrestricted and restricted cash acquired	—	(883)	883
Investments in unconsolidated affiliates	(77)	(107)	30
Proceeds from unrestricted and restricted short-term investments, net of deposits	123	334	(211)
Other, net	3	—	3
	$(268)	$(797)	$529

Net cash used in investing activities decreased primarily due to (a) net cash paid to acquire Songa and Ocean Rig in the year ended December 31, 2018 with no comparable activity in the current year, (b) reduced investments in unconsolidated affiliates, partially offset by (c) reduced proceeds from maturities of unrestricted and restricted investments, net of deposits, and (d) increased capital expenditures.

	Years ended
	December 31,
	2019	2018	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	$1,056	$2,054	$(998)
Repayments of debt	(1,325)	(2,105)	780
Proceeds from investments restricted for financing activities	—	26	(26)
Payments to terminate derivative instruments	—	(92)	92
Other, net	(43)	(30)	(13)
	$(312)	$(147)	$(165)

Net cash used in financing activities increased primarily due to (a) reduced cash proceeds from the issuance of the 6.875% Senior Secured Notes and the 5.375% Senior Secured Notes in the year ended December 31, 2019 compared to net cash proceeds from the issuance of the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), the 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”) and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”) in the year ended December 31, 2018, partially offset by (b) decreased cash used to repay debt and (c) cash paid to terminate certain derivative instruments assumed in the Songa acquisition in the year ended December 31, 2018 with no comparable activity in the current year.

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

Our internally generated cash flows are directly related to our business and the market sectors in which we operate.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we currently expect that such cash flows will continue to be positive over the next year.  However, among other factors, if the drilling market deteriorates, or if we experience poor operating results, or if we incur expenses to, for example, reactivate, stack or otherwise assure the marketability of our fleet, cash flows from operations may be reduced or negative.

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established our $1.0 billion Secured Credit Facility, and in the year ended December 31, 2019, we amended the terms of the agreement to, among other changes, increase the borrowing capacity to $1.3 billion and add to and clarify the lender parties and their respective commitments under the facility.  The Secured Credit Facility is scheduled to expire on the earlier of (i) June 22, 2023 and (ii) if greater than $300 million aggregate principal amount of our 9.00% Senior Notes due July 2023 remain outstanding in April 2023, such date.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Invictus, Deepwater Orion, Deepwater Skyros, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At February 12, 2020, we had no borrowings outstanding, $9 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Debt issuances—On January 17, 2020, we issued $750 million aggregate principal amount of our 8.00% Senior Notes, and we received aggregate cash proceeds of $743 million, net of issue costs.  We may redeem all or a portion of the 8.00% Senior Notes on or prior to February 1, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

In February 2019, we issued $550 million aggregate principal amount of 6.875% Senior Secured Notes, and we received aggregate cash proceeds of $539 million, net of discount and issue costs.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rig Deepwater Poseidon to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

In May 2019, we issued $525 million aggregate principal amount of 5.375% Senior Secured Notes, and we received aggregate cash proceeds of $517 million, net of discount and issue costs.  The indenture that governs the 5.375% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs Transocean Endurance and Transocean Equinox to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 5.375% Senior Secured Notes on or prior to May 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

In July 2018, we issued $750 million aggregate principal amount of the 5.875% Senior Secured Notes and $600 million aggregate principal amount of 6.125% Senior Secured Notes (together with the 5.875% Senior Secured Notes, the “2018 Senior Secured Notes”), and we received aggregate cash proceeds of $733 million and $586 million, respectively, net of discount and issue costs.  The indentures that govern the 2018 Senior Secured Notes contain covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs Transocean Enabler, Transocean Encourage and Deepwater Pontus to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 2018 Senior Secured Notes on or prior to July 15, 2021 and August 1, 2021, respectively, at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision and subsequently, at specified redemption prices.

In October 2018, we issued $750 million aggregate principal amount of 7.25% Senior Notes, and we received aggregate cash proceeds of $735 million, net of issue costs.  We may redeem all or a portion of the 7.25% Senior Notes on or prior to November 1, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

We will be required to redeem our senior secured notes at a price equal to 100 percent of the aggregate principal amount without a make-whole provision, upon the occurrence of certain events related to the collateral rigs and the related drilling contracts.

Early debt retirement—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% Senior Notes.  On February 18, 2020, we made a payment of $767 million, including the make-whole provision, to redeem the 9.00% Senior Notes, and in the three months ending March 31, 2020, we expect to recognize a loss of approximately $66 million associated with the retirement of debt.

On February 5, 2019, we completed the 2019 Tender Offers to purchase for cash up to $700 million aggregate purchase price of the 2019 Tendered Notes, subject to the terms and conditions specified in the related offer to purchase.  In the year ended December 31, 2019, as a result of the 2019 Tender Offers, we made an aggregate cash payment of $522 million to settle the validly tendered 2019 Tendered Notes.  In the years ended December 31, 2019 and 2018, we repurchased in the open market $434 million and $95 million aggregate principal amount of our debt securities, respectively, for an aggregate cash payment of $449 million and $95 million, respectively.

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

Investments in unconsolidated affiliates—We hold a 33.0 percent ownership interest in Orion, the company that owns the harsh environment floater Transocean Norge.  In the years ended December 2019 and 2018, we made an aggregate cash contribution of $74 million and $91 million, respectively, to Orion.  Additionally, in the years ended December 31, 2019 and 2018, we made an aggregate cash contribution of $3 million and $16 million, respectively, in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.

Derivative instruments—In connection with the Songa acquisition, we acquired certain currency swaps that were denominated in Norwegian kroner.  In February 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay to two classes of plaintiffs a total of $212 million in exchange for a release from all claims against us for damages related to the Macondo well incident.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving the PSC Settlement Agreement, which is no longer subject to appeal, and we subsequently made the required cash deposits into escrow accounts established for settlement.  In the years ended December 31, 2019 and 2018, the MDL Court released $33 million and $58 million, respectively, from the escrow account to make payments to plaintiffs.  At December 31, 2019, the aggregate balance of our escrow account was $125 million.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At February 12, 2020, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Shareholder Matters.”

Contractual obligations—At December 31, 2019, our contractual obligations stated at face value, were as follows:

		For the years ending December 31,
	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(in millions)
Contractual obligations
Debt	$9,361	$581	$1,243	$3,170	$4,367
Interest on debt	4,307	590	1,059	767	1,891
Finance lease liability	682	71	142	142	327
Operating lease liabilities	201	16	26	24	135
Purchase obligations	1,116	1,067	49	—	—
Service agreement obligations	1,035	110	237	253	435
Total (a)	$16,702	$2,435	$2,756	$4,356	$7,155
(a)	As of December 31, 2019, our defined benefit pension and other postemployment plans represented an aggregate liability of $351 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets. The carrying amount of this liability is affected by net periodic benefit costs, funding contributions, participant demographics, plan amendments, significant current and future assumptions, and returns on plan assets. Due to the uncertainties resulting from these factors and since the carrying amount is not representative of future liquidity requirements, we have excluded this amount from the contractual obligations presented in the table above. See Notes to Consolidated Financial Statements—Note 14—Postemployment Benefit Plans.

As of December 31, 2019, our unrecognized tax benefits related to uncertain tax positions represented a liability of $175 million.  Although a portion of these might settle or reverse in the coming year, there is a high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 12—Income Taxes.

Other commercial commitments—We have other commercial commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commercial commitments include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  Standby letters of credit are issued under various committed and uncommitted credit lines, some of which require cash collateral.  At December 31, 2019, the aggregate cash collateral held by banks for letters of credit and surety bonds was $10 million.  The obligations that are the subject of these standby letters of credit and surety bonds are primarily geographically concentrated in Brazil, India and Spain.  Obligations under these standby letters of credit and surety bonds are not normally called, as we typically comply with the underlying performance requirement.

At December 31, 2019, these obligations stated in U.S. dollar equivalents and their time to expiration were as follows:

		For the years ended December 31,
	Total	2020	2021 - 2022	2023 - 2024	Thereafter
	(in millions)
Other commercial commitments
Standby letters of credit	$19	$19	$—	$—	$—
Surety bonds	113	2	12	99	—
Total	$132	$21	$12	$99	$—

We have established a wholly owned captive insurance company to insure various risks of our operating subsidiaries.  Access to the cash and cash equivalents of the captive insurance company may be limited due to local regulatory restrictions.  At December 31, 2019, the captive insurance company held cash and cash equivalents of $116 million, and such balance is expected to range from $50 million to $136 million through December 31, 2020.  The balance of actual cash and cash equivalents held by the captive insurance company varies, depending on the premiums paid to the captive insurance company and the timing and number of claims or dividends paid by the captive insurance company.

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

In the year ended December 31, 2018, we completed the Songa and Ocean Rig acquisitions to strengthen our position as a leader in the ultra-deepwater and harsh environment drilling services by adding high-value assets.  In the year ended December 31, 2018, we also invested in a 33.0 percent ownership interest in Orion, the company that owns the harsh environment floater Transocean Norge.  The Moss Maritime CS60 design is considered among the most capable semisubmersibles in the world.  In August 2019, Orion completed construction of the rig and placed it into service.  One of our subsidiaries operates the rig under a short-term bareboat charter to complete a multiple-well drilling contract for one of our customers.  See Notes to Consolidated Financial Statements—Note 4—Business Combinations and Note 5—Unconsolidated Affiliates.

In the years ended December 31, 2019 and 2018, we made capital expenditures of $387 million and $184 million, respectively, including $129 million and $75 million, respectively, for our major construction projects.  The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

	Total costs
	through
	December 31,	For the years ending December 31,
	2019	2020	2021	2022	Total
	(In millions)
Deepwater Atlas (a)	$329	$512	$84	$—	$925
Deepwater Titan (b)	309	204	629	8	1,150
Total	$638	$716	$713	$8	$2,075
(a)	Deepwater Atlas, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore does not yet have a drilling contract and is contracted to be delivered in the fourth quarter of 2020. Following delivery of the ultra-deepwater drillship, we have included estimated costs of $40 million to mobilize the rig to a location where it may be placed in service.
(b)	Deepwater Titan, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore, is expected to commence operations in the fourth quarter of 2021. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may review the possible disposition of non-strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the years ended December 31, 2019 and 2018, we identified six and eight such drilling units, respectively, that we have sold for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

During the year ended December 31, 2019, we completed the sale of six ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received net cash proceeds of $64 million.  During the year ended December 31, 2018, we completed the sale of six ultra-deepwater floaters, one deepwater floater and one midwater floater, along with related assets, and we received net cash proceeds of $36 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019.

Related Party Transactions

We engage in certain related party transactions with Orion under a management services agreement for the operation and maintenance of the harsh environment floater Transocean Norge and a shipyard care agreement for the construction of the rig.  In the year ended December 31, 2019, we received an aggregate cash payment of $96 million, primarily related to the commissioning, preparation and mobilization of Transocean Norge under the shipyard care agreement.  We also lease the rig under a short-term bareboat charter agreement, which is now expected to expire in late 2020.  In the year ended December 31, 2019, we recognized rent expense of $8 million, recorded in operating and maintenance costs, and made an aggregate cash payment of $6 million under the bareboat charter agreement.  In the year ended December 31, 2019, with other unconsolidated affiliates, we made an aggregate cash payment of $7 million for capital expenditures, primarily for equipment to improve reliability and reduce emissions, and $4 million for research and development, recorded in general and administrative costs.  See Notes to Consolidated Financial Statements—Note 5—Unconsolidated Affiliates.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  These estimates require significant judgments and assumptions.  On an ongoing basis, we evaluate our estimates, including those related to our income taxes, property and equipment, assets held for sale, goodwill, contingencies, postemployment benefit plans, allowance for excess and obsolete materials and supplies, share-based compensation and allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Income taxes—We are a Swiss corporation, operating through our various subsidiaries in a number of countries throughout the world.  Our annual tax provision is based on expected taxable income, statutory rates, tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate.  The relationship between the provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period because the countries in which we operate have taxation regimes that vary with respect to the nominal tax rate and the availability of deductions, credits and other benefits.  Consequently, our income tax expense does not change proportionally with our income before income taxes.  Variations also arise when income earned and taxed in a particular country or countries fluctuates from year to year.

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

We establish liabilities for estimated tax exposures in our jurisdictions of operation, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest.  Such tax exposures include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within these tax jurisdictions or by judicial means.  At December 31, 2019 and 2018, our unrecognized tax benefits were approximately $369 million and $514 million, respectively.

We are undergoing examinations in a number of taxing jurisdictions for various fiscal years.  We review our liabilities on an ongoing basis and, to the extent audits or other events cause us to adjust the liabilities accrued in prior periods, we recognize those adjustments in the period of the event.  We do not believe it is possible to reasonably estimate the future impact of changes to the assumptions and estimates related to our annual tax provision because changes to our tax liabilities are dependent on numerous factors that cannot be reasonably projected.  These factors include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the taxes paid to one country that either produce, or fail to produce, offsetting tax changes in other countries.

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

Estimates, judgments and assumptions are required in determining whether deferred tax assets will be fully or partially realized.  In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.  When it is estimated to be more likely than not that all or some portion of certain deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized, we establish a valuation allowance for the amount of the deferred tax assets that is considered to be unrealizable.  During the years ended December 31, 2019 and 2018, in evaluating the projected realizability of our deferred tax assets, we considered our consolidated cumulative loss incurred over the recent three-year period, which has limited our ability to consider other subjective evidence, such as projected contract activity rather than contract backlog.  See Notes to Consolidated Financial Statements—Note 12—Income Taxes.

Property and equipment—The recognition of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, requires us to apply judgment related to estimates and assumptions for cost capitalization, useful lives and salvage values of our rigs.  At December 31, 2019 and 2018, the carrying amount of our property and equipment was $18.8 billion and $20.4 billion, respectively, representing 78 percent and 80 percent, respectively, of our total assets.

Capitalized costs—We capitalize costs incurred to enhance, improve and extend the useful lives of our property and equipment and expense costs incurred to repair and maintain the existing condition of our rigs.  For newbuild construction projects, we also capitalize the initial preparation, mobilization and commissioning costs incurred until the drilling unit is placed into service.  Capitalized costs increase the carrying amounts of, and depreciation expense for, the related assets, which also impact our results of operations.

Useful lives and salvage values—We depreciate our assets using the straight-line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions, and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.  At December 31, 2019, a hypothetical one-year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $49 million and a hypothetical one-year decrease would cause an increase in our annual depreciation expense of approximately $40 million.

Long-lived asset impairment—We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable or when carrying amounts of assets held for sale exceed fair value less cost to sell.  Potential impairment indicators include rapid declines in commodity prices and related market conditions, declines in dayrates or utilization, cancellations of contracts or credit concerns of multiple customers.  During periods of oversupply, we may idle or stack rigs for extended periods of time or we may elect to sell certain rigs for scrap, which could be an indication that an asset group may be impaired since supply and demand are the key drivers of rig utilization and our ability to contract our rigs at economical rates.  Our rigs are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may mobilize rigs from an oversupplied region to a more lucrative and undersupplied region when it is economical to do so.  Many of our contracts generally allow our customers to relocate our rigs from one geographic region to another, subject to certain conditions, and our customers utilize this capability to meet their worldwide drilling requirements.  Accordingly, our rigs are considered to be interchangeable within classes or asset groups, and we evaluate impairment by asset group.  We consider our asset groups to be ultra-deepwater floaters, harsh environment floaters and midwater floaters.

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

In the years ended December 31, 2019, 2018 and 2017, we recognized a loss of $578 million, $999 million and $1.4 billion, respectively, associated with the impairment of assets that we determined were impaired at the time we classified such assets as held for sale.  In the year ended December 31, 2017, we recognized a loss of $94 million ($93 million, net of tax) associated with the impairment of the midwater floater asset group.  See Notes to Consolidated Financial Statements—Note 7—Drilling Fleet.

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

We have recognized a liability for estimated loss contingencies associated with litigation and investigations resulting from the Macondo well incident that we believe are probable and for which a reasonable estimate can be made.  At December 31, 2019 and 2018, the remaining liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $124 million and $158 million, respectively, recorded in other current liabilities, the majority of which is related to our settlement with the PSC.  See Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies.

Accounting Standards Updates

For a discussion of the new accounting standards updates that have had or are expected to have an effect on our consolidated financial statements, see Notes to Consolidated Financial Statements—Note 3—Accounting Standards Updates.

Other Matters

Regulatory matters

We occasionally receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  See Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies.

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We file federal and local tax returns in several jurisdictions throughout the world.  Tax authorities in certain jurisdictions are examining our tax returns and in some cases have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated financial position or results of operations, although it may have a material adverse effect on our consolidated cash flows.  See Notes to Consolidated Financial Statements—Note 12—Income Taxes.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk —We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  The following table presents the nominal amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date for the years ending December 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$581	$633	$610	$2,316	$854	$4,367	$9,361	$8,976
Average interest rate	6.29%	6.90%	6.15%	4.85%	6.47%	7.28%

_______________________________

(a)	Expected maturity amounts are based on the face value of debt.

At December 31, 2019 and 2018, the fair value of our debt, presented above was $8.9 billion and $9.2 billion, respectively.  During the year ended December 31, 2019, the fair value of our debt decreased by $236 million due to the following: (a) a decrease of approximately $913 million due to the completion of cash tender offers to purchase certain notes on February 5, 2019 and open market repurchases of certain of our debt securities, (b) a decrease of approximately $544 million due to the reclassification of finance lease contract to lease liabilities and (c) a decrease of $346 million due to the repayment of debt in scheduled installments, partially offset by (d) an increase of approximately $1.1 billion due to the issuance of the 6.875% Senior Secured Notes and the 5.375% Senior Secured Notes and (e) an increase of approximately $448 million due to changes in market prices for our outstanding debt.  See Notes to Consolidated Financial Statements—Note 10—Debt.

The majority of our cash equivalents is subject to variable interest rates or short-term interest rates and such cash equivalents would earn commensurately higher rates of return if interest rates increase.

Currency exchange rate risk—We are exposed to currency exchange rate risk primarily associated with our international operations.  Our primary risk management strategy for currency exchange rate risk involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency.  The portion denominated in local currency is based on our anticipated local currency needs over the contract term.  Due to various factors, including customer contract terms, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary, resulting in exposure to currency exchange rate risk.  We may occasionally enter into forward exchange contracts to satisfy anticipated local currency needs.  The effect of fluctuations in currency exchange rates caused by our international operations generally has not had a material impact on our overall operating results.  See Notes to Consolidated Financial Statements—Note 21—Risk Concentration.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, as described in Internal Control-Integrated Framework, as published in 2013.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Transocean Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Transocean Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2020, expressed an unqualified opinion thereon.

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
February 18, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes
Description of the Matter

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company operates in multiple jurisdictions through a complex operating structure and is subject to applicable tax laws, treaties or regulations in each jurisdiction where it operates.  The Company’s provision for income taxes is based on the tax laws and rates applicable in each jurisdiction.  The Company recognizes tax benefits they believe are more likely than not to be sustained upon examination by the taxing authorities based on the technical merits of the position.

Auditing management’s provision for income taxes and related deferred taxes is complex because of the Company’s multi-national operating structure.  In addition, a higher degree of auditor judgment was required to evaluate the Company’s deferred tax provision as a result of the Company’s interpretation of tax law in each jurisdiction across its multiple subsidiaries.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s income tax provision process, including controls over management’s review of the identification and valuation of deferred income taxes and changes in tax laws and regulations that may impact the Company’s deferred income tax provision.

Our audit procedures also included, among others, (i) obtaining an understanding of the Company’s overall tax structure, evaluating changes in the Company’s tax structure that occurred during the year as well as changes in tax law, and assessing the interpretation of those changes under the relevant jurisdiction’s tax law; (ii) utilizing tax resources with appropriate knowledge of local jurisdictional laws and regulations; (iii) evaluating the completeness and accuracy of deferred income taxes, and (iv) assessing the reasonableness of the Company’s valuation allowance on deferred tax assets, including projections of taxable income from the future reversal of existing taxable temporary differences.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Houston, Texas
February 18, 2020

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2019	2018	2017

Contract drilling revenues	$3,088	$3,018	$2,731
Other revenues	—	—	242
	3,088	3,018	2,973
Costs and expenses
Operating and maintenance	2,140	1,799	1,389
Depreciation and amortization	855	818	832
General and administrative	193	188	156
	3,188	2,805	2,377
Loss on impairment	(609)	(1,464)	(1,498)
Loss on disposal of assets, net	(12)	—	(1,603)
Operating loss	(721)	(1,251)	(2,505)

Other income (expense), net
Interest income	43	53	43
Interest expense, net of amounts capitalized	(660)	(620)	(491)
Loss on retirement of debt	(41)	(3)	(55)
Other, net	181	46	5
	(477)	(524)	(498)
Loss before income tax expense	(1,198)	(1,775)	(3,003)
Income tax expense	59	228	94

Net loss	(1,257)	(2,003)	(3,097)
Net income (loss) attributable to noncontrolling interest	(2)	(7)	30
Net loss attributable to controlling interest	$(1,255)	$(1,996)	$(3,127)

Loss per share
Basic	$(2.05)	$(4.27)	$(8.00)
Diluted	$(2.05)	$(4.27)	$(8.00)

Weighted-average shares outstanding
Basic	612	468	391
Diluted	612	468	391

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Years ended December 31,
	2019	2018	2017

Net loss	$(1,257)	$(2,003)	$(3,097)
Net income (loss) attributable to noncontrolling interest	(2)	(7)	30
Net loss attributable to controlling interest	(1,255)	(1,996)	(3,127)

Components of net periodic benefit costs before reclassifications	(25)	6	—
Components of net periodic benefit costs reclassified to net loss	4	5	21

Other comprehensive income (loss) before income taxes	(21)	11	21
Income taxes related to other comprehensive income	—	—	(28)
Other comprehensive income (loss)	(21)	11	(7)
Other comprehensive income attributable to noncontrolling interest	—	—	—
Other comprehensive income (loss) attributable to controlling interest	(21)	11	(7)

Total comprehensive loss	(1,278)	(1,992)	(3,104)
Total comprehensive income (loss) attributable to noncontrolling interest	(2)	(7)	30
Total comprehensive loss attributable to controlling interest	$(1,276)	$(1,985)	$(3,134)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2019	2018

Assets
Cash and cash equivalents	$1,790	$2,160
Accounts receivable, net	654	604
Materials and supplies, net	479	474
Restricted cash accounts and investments	558	551
Other current assets	159	159
Total current assets	3,640	3,948

Property and equipment	24,281	25,811
Less accumulated depreciation	(5,434)	(5,403)
Property and equipment, net	18,847	20,408
Contract intangible assets	608	795
Deferred income taxes, net	20	66
Other assets	990	448
Total assets	$24,105	$25,665

Liabilities and equity
Accounts payable	$311	$269
Accrued income taxes	64	70
Debt due within one year	568	373
Other current liabilities	781	746
Total current liabilities	1,724	1,458

Long-term debt	8,693	9,605
Deferred income taxes, net	266	64
Other long-term liabilities	1,555	1,424
Total long-term liabilities	10,514	11,093

Commitments and contingencies

Shares, CHF 0.10 par value, 639,674,422 authorized, 142,365,398 conditionally authorized, 617,970,525 issued and 611,871,374 outstanding at December 31, 2019, and 638,285,574 authorized, 143,754,246 conditionally
authorized, 610,581,677 issued and 609,649,291 outstanding at December 31, 2018	59	59
Additional paid-in capital	13,424	13,394
Accumulated deficit	(1,297)	(67)
Accumulated other comprehensive loss	(324)	(279)
Total controlling interest shareholders’ equity	11,862	13,107
Noncontrolling interest	5	7
Total equity	11,867	13,114
Total liabilities and equity	$24,105	$25,665

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Years ended December 31,			Years ended December 31,
	2019	2018	2017	2019	2018	2017
	Quantity			Amount
Shares
Balance, beginning of period	610	391	389	$59	$37	$36
Issuance of shares under share-based compensation plans	2	3	2	—	—	1
Issuance of shares in acquisition transactions	—	216	—	—	22	—
Balance, end of period	612	610	391	$59	$59	$37

Additional paid-in capital
Balance, beginning of period				$13,394	$11,031	$10,993
Share-based compensation				37	45	41
Issuance of shares in acquisition transactions				—	2,101	—
Equity component of convertible debt instruments				—	172	—
Acquisition of redeemable noncontrolling interest				—	53	—
Allocated capital for transactions with holders of noncontrolling interest				—	(3)	—
Other, net				(7)	(5)	(3)
Balance, end of period				$13,424	$13,394	$11,031

Retained earnings (accumulated deficit)
Balance, beginning of period				$(67)	$1,929	$5,056
Net loss attributable to controlling interest				(1,255)	(1,996)	(3,127)
Effect of adopting accounting standards updates				25	—	—
Balance, end of period				$(1,297)	$(67)	$1,929

Accumulated other comprehensive loss
Balance, beginning of period				$(279)	$(290)	$(283)
Other comprehensive income (loss) attributable to controlling interest				(21)	11	(7)
Effect of adopting accounting standards update				(24)	—	—
Balance, end of period				$(324)	$(279)	$(290)

Total controlling interest shareholders’ equity
Balance, beginning of period				$13,107	$12,707	$15,802
Total comprehensive loss attributable to controlling interest				(1,276)	(1,985)	(3,134)
Share-based compensation				37	45	41
Issuance of shares in acquisition transactions				—	2,123	—
Equity component of convertible debt instruments				—	172	—
Acquisition of redeemable noncontrolling interest				—	53	—
Allocated capital for transactions with holders of noncontrolling interest				—	(3)	—
Other, net				(6)	(5)	(2)
Balance, end of period				$11,862	$13,107	$12,707

Noncontrolling interest
Balance, beginning of period				$7	$4	$3
Total comprehensive income (loss) attributable to noncontrolling interest				(2)	(2)	1
Recognition of noncontrolling interest in business combination				—	33	—
Acquisition of noncontrolling interest				—	(31)	—
Allocated capital for transactions with holders of noncontrolling interest				—	3	—
Balance, end of period				$5	$7	$4

Total equity
Balance, beginning of period				$13,114	$12,711	$15,805
Total comprehensive loss				(1,278)	(1,987)	(3,133)
Share-based compensation				37	45	41
Issuance of shares in acquisition transactions				—	2,123	—
Equity component of convertible debt instruments				—	172	—
Recognition of noncontrolling interest in business combination				—	33	—
Acquisition of redeemable noncontrolling interest				—	53	—
Acquisition of noncontrolling interest				—	(31)	—
Other, net				(6)	(5)	(2)
Balance, end of period				$11,867	$13,114	$12,711

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2019	2018	2017

Cash flows from operating activities
Net loss	$(1,257)	$(2,003)	$(3,097)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	187	112	—
Depreciation and amortization	855	818	832
Share-based compensation expense	37	45	41
Loss on impairment	609	1,464	1,498
Loss on disposal of assets, net	12	—	1,603
Loss on retirement of debt	41	3	55
Gain on termination of construction contracts	(132)	—	—
Deferred income tax expense (benefit)	248	(16)	89
Other, net	41	6	55
Changes in deferred revenues, net	43	(139)	33
Changes in deferred costs, net	(33)	34	54
Changes in other operating assets and liabilities, net	(311)	234	7
Net cash provided by operating activities	340	558	1,170

Cash flows from investing activities
Capital expenditures	(387)	(184)	(497)
Proceeds from disposal of assets, net	70	43	350
Investments in unconsolidated affiliates	(77)	(107)	—
Cash paid in business combinations, net of cash acquired	—	(883)	—
Proceeds from maturities of unrestricted and restricted investments	123	507	—
Deposits to unrestricted investments	—	(173)	(450)
Other, net	3	—	10
Net cash used in investing activities	(268)	(797)	(587)

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	1,056	2,054	1,144
Repayments of debt	(1,325)	(2,105)	(2,284)
Proceeds from investments restricted for financing activities	—	26	102
Payments to terminate derivative instruments	—	(92)	—
Other, net	(43)	(30)	(3)
Net cash used in financing activities	(312)	(147)	(1,041)

Net decrease in unrestricted and restricted cash and cash equivalents	(240)	(386)	(458)
Unrestricted and restricted cash and cash equivalents, beginning of period	2,589	2,975	3,433
Unrestricted and restricted cash and cash equivalents, end of period	$2,349	$2,589	$2,975

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of December 31, 2019, we owned or had partial ownership interests in and operated a fleet of 45 mobile offshore drilling units, including 28 ultra-deepwater floaters, 14 harsh environment floaters and three midwater floaters. As of December 31, 2019, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for doubtful accounts, allowance for excess and obsolete materials and supplies, property and equipment, assets held for sale, goodwill, income taxes, contingencies, share-based compensation and postemployment benefit plans.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for an investment in an unconsolidated entity if we have the ability to exercise significant influence over the entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We apply the cost method of accounting for an investment in an entity if we do not have the ability to exercise significant influence over the unconsolidated entity.  We separately present within equity on our consolidated balance sheets the ownership interests attributable to parties with noncontrolling interests in our consolidated subsidiaries, and we separately present net income attributable to such parties on our consolidated statements of operations.  See Note 5—Unconsolidated Affiliates and Note 16—Equity.

Business combinations—We apply the acquisition method of accounting for business combinations, under which we record the acquired assets and assumed liabilities at fair value and recognize goodwill to the extent the consideration transferred exceeds the fair value of the net assets acquired.  To the extent the fair value of the net assets acquired exceeds the consideration transferred, we recognize a bargain purchase gain.  We estimate the fair values of the acquired assets and assumed liabilities as of the date of the acquisition, and our estimates are subject to adjustment through completion, which is in each case within one year of the acquisition date, based on our ongoing assessments of the fair values of property and equipment, intangible assets, other assets and liabilities and our evaluation of tax positions and contingencies.  See Note 4—Business Combinations.

Goodwill—We conduct impairment testing for our goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of our reporting unit may have declined below its carrying value.  We test goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We determined that we have a single reporting unit for this purpose.  Before testing goodwill, we consider whether or not to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, as the result of our qualitative assessment, we determine that an impairment test is required, or, alternatively, if we elect to forgo the qualitative assessment, we record an impairment to goodwill to the extent the carrying amount of the reporting unit, including goodwill, exceeds the fair value of the reporting unit.  In the year ended December 31, 2018, as a result of an interim goodwill test, we recognized an aggregate loss of $462 million, which had no tax effect, associated with the impairment of our goodwill.  See Note 4—Business Combinations and Note 8—Goodwill and Other Intangibles.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Contract intangibles—We recognize contract intangible assets and liabilities related to acquired executory contracts, such as drilling contracts and construction contracts.  The drilling contract intangible assets represent the amount by which the fixed dayrates of the acquired contracts were above the market dayrates that were available or expected to be available during the term of the contract for similar contracts, measured as of the acquisition date.  We amortize the carrying amount of the drilling contract intangible assets using the straight-line method over the expected remaining contract period as a reduction of contract drilling revenues.  At December 31, 2019 and 2018, the aggregate carrying amount of our drilling contract intangible assets was $608 million and $795 million, respectively.  The construction contract intangible liabilities represent the amount by which the remaining payments due under the acquired contracts were above market construction rates for similar drilling units, measured as of the acquisition date.  Upon cancellation of the construction contracts, we eliminated the contract intangible liabilities with a corresponding adjustment to earnings.  See Note 4—Business Combinations and Note 8—Goodwill and Other Intangibles.

Derivative instruments—We record derivatives on our consolidated balance sheet, measured at fair value.  We recognize the gains and losses associated with changes in the fair value of undesignated derivatives in current period earnings.  See Note 11—Derivative Instruments.

Revenue recognition—We recognize revenues earned under our drilling contracts based on variable dayrates, which range from a full operating dayrate to lower rates or zero rates for periods when drilling operations are interrupted or restricted, based on the specific activities we perform during the contract on an hourly, or more frequent, basis.  Such dayrate consideration is attributed to the distinct time period to which it relates within the contract term, and therefore, is recognized as we perform the services.  When the operating dayrate declines over the contract term, we recognize revenues on a straight-line basis over the full contract period.  We recognize reimbursement revenues and the corresponding costs as we provide the customer-requested goods and services, when such reimbursable costs are incurred while performing drilling operations.  Prior to performing drilling operations, we may receive pre-operating revenues, on either a fixed lump-sum or variable dayrate basis, for mobilization, contract preparation, customer-requested goods and services or capital upgrades, which we recognize on a straight-line basis over the estimated contract period.  We recognize losses for loss contracts as such losses are incurred.  We recognize revenues for demobilization over the contract period unless otherwise constrained.  We recognize revenues from contract terminations as we fulfill our obligations and all contingencies have been resolved.  To obtain contracts with our customers, we incur costs to prepare a rig for contract and mobilize a rig to the drilling location.  We defer pre-operating costs, such as contract preparation and mobilization costs, and recognize such costs on a straight-line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated contract period.  We apply the optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.  See Note 6—Revenues.

Share-based compensation—To measure the fair values of granted or modified service-based restricted share units, we use the market price of our shares on the grant date or modification date.  To measure the fair values of granted or modified stock options, we use the Black-Scholes-Merton option-pricing model and apply assumptions for the expected life, risk-free interest rate, expected volatility and dividend yield.  To measure the fair values of granted or modified performance-based restricted share units subject to market factors, we use a Monte Carlo simulation model and, in addition to the assumptions applied for the Black-Scholes-Merton option-pricing model, we use a risk neutral approach and an average price at the performance start date.  We recognize share-based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non-employee directors.  We recognize such compensation expense on a straight-line basis over the service period through the date the employee or non-employee director is no longer required to provide service to earn the award.  See Note 17—Share Based Compensation Plans.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  In the years ended December 31, 2019, 2018 and 2017, we capitalized interest costs of $38 million, $37 million and $116 million, respectively, for our construction work in progress.

Functional currency—We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  In the years ended December 31, 2019, 2018 and 2017, we recognized a net gain of $2 million, a net loss of $38 million and a net loss of $6 million, respectively, related to currency exchange rates.

Income taxes—We provide for income taxes based on the tax laws and rates in effect in the countries in which we operate and earn income.  We recognize the effect of changes in tax laws as of the date of enactment.  We recognize potential global intangible low-taxed income inclusions as a period cost.  There is little or no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits.  Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

We maintain liabilities for estimated tax exposures in our jurisdictions of operation, and we recognize the provisions and benefits resulting from changes to those liabilities in our income tax expense or benefit along with related interest and penalties.  Tax exposure items include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These tax exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to revise past estimates.  See Note 12—Income Taxes.

Cash and cash equivalents—We consider cash equivalents to include highly liquid debt instruments with original maturities of three months or less, such as time deposits with commercial banks that have high credit ratings, U.S. Treasury and government securities, Eurodollar time deposits, certificates of deposit and commercial paper.  We may also invest excess funds in no-load, open-ended, management investment trusts.  Such management trusts invest exclusively in high-quality money market instruments.

Short-term investments—We periodically deposit unrestricted excess funds in time deposits and commercial paper with original maturities beyond three months.  Such short-term investments are with commercial banks with high credit ratings.

Accounts receivable—We earn our revenues by providing our drilling services to integrated oil companies, government-owned or government-controlled oil companies and other independent oil companies.  We evaluate the credit quality of our customers on an ongoing basis, and we may occasionally require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts on a case-by-case basis, considering changes in the financial position of a customer, when we believe the required payment of specific amounts owed to us is unlikely to occur.  See Note 3—Accounting Standards Updates.

Materials and supplies—We record materials and supplies at their average cost less an allowance for excess and obsolete items.  We estimate the allowance for excess and obsolete items based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2019 and 2018, our allowance for excess and obsolete items was $127 million and $134 million, respectively.

Restricted cash accounts and investments—We maintain restricted cash accounts and investments that are either pledged for debt service under certain bond indentures, as required under certain bank credit arrangements, or held in accounts that are subject to restrictions due to legislation, regulation or court order.  We classify such restricted cash accounts and investments in current assets if the restriction is expected to expire or otherwise be resolved within one year or if such funds are considered to offset liabilities that are properly classified as current liabilities.  At December 31, 2019, the aggregate carrying amount of our restricted cash accounts and investments was $558 million, recorded in current assets.  At December 31, 2018, the aggregate carrying amount of our restricted cash accounts and investments was $552 million, of which $551 million and $1 million was classified in current assets and other assets, respectively. See Note 10—Debt, Note 15—Commitments and Contingencies and Note 20—Financial Instruments.

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  At December 31, 2019, we had no assets classified as held for sale.  At December 31, 2018, the aggregate carrying amount of our assets held for sale, recorded in other current assets, was $25 million.  See Note 7—Drilling Fleet.

Property and equipment—The recognition of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, requires us to apply judgment related to estimates and assumptions for cost capitalization, useful lives and salvage values of our rigs.  These estimates and assumptions are based on both historical experience and expectations regarding future industry conditions and operations.  At December 31, 2019, the aggregate carrying amount of our property and equipment represented approximately 78 percent of our total assets.

We capitalize expenditures for newbuilds, renewals, replacements and improvements, including capitalized interest, if applicable, and we recognize the expense for maintenance and repair costs as incurred.  For newbuild construction projects, we also capitalize the initial preparation, mobilization and commissioning costs incurred until the drilling unit is placed into service.  Upon sale or other disposition of an asset, we recognize a net gain or loss on disposal of the asset, which is measured as the difference between the net carrying amount of the asset and the net proceeds received.  We compute depreciation using the straight-line method after allowing for salvage values.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.

Long-lived asset impairment—We review the carrying amounts of long-lived assets, including property and equipment and right-of-use assets, for potential impairment when events occur or circumstances change that indicate that the carrying amount of such assets may not be recoverable.  For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization of the asset group under review.  We consider our asset groups to be ultra-deepwater floaters, harsh environment floaters and midwater floaters.  When an impairment of one or more of our asset groups is indicated, we measure the impairment as the amount by which the asset group’s carrying amount exceeds its estimated fair value.  We measure the fair values of our contract drilling asset groups by applying a variety of valuation methods, incorporating a combination of cost, income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.  See Note 7—Drilling Fleet.

Pension and other postemployment benefit plans—We use a measurement date of January 1 for determining net periodic benefit costs and December 31 for determining plan benefit obligations and the fair values of plan assets.  We determine our net periodic benefit costs based on a market-related value of assets that reduces year-to-year volatility by including investment gains or losses subject to amortization over a five-year period from the year in which they occur.  We calculate investment gains or losses for this purpose as the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.  If gains or losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize such gains or losses over the average expected future service period of the employee participants.

We measure our actuarially determined obligations and related costs for our defined benefit pension and other postemployment benefit plans, retiree life insurance and medical benefits, by applying assumptions, the most significant of which include long-term rate of return on plan assets, discount rates and mortality rates.  For the long-term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, and we weight the assumptions based on each plan’s asset allocation.  For the discount rate, we base our assumptions on a yield curve approach using Aa-rated corporate bonds and the expected timing of future benefit payments.

At December 31, 2019 and 2018, our pension and other postemployment benefit plan obligations represented an aggregate liability of $351 million and $362 million, respectively, and an aggregate asset of $42 million and $47 million, respectively, representing the funded status of the plans.  In the years ended December 31, 2019, 2018 and 2017, aggregate net periodic benefit costs were income of $3 million, income of $9 million and costs of $5 million, respectively.  See Note 14—Postemployment Benefit Plans.

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

Note 3—Accounting Standards Updates

Recently adopted accounting standards

Leases—Effective January 1, 2019, we adopted the accounting standards update that requires lessees to recognize a right-of-use asset and lease liability for virtually all leases and updates previous accounting standards for lessors to align certain requirements with the updates to the revenue recognition accounting standards.  We applied the transition method that required us to recognize right-of-use assets, recorded in other assets, and lease liabilities, recorded in other current liabilities and other long-term liabilities, as of the date of our adoption with no adjustment to prior periods.  We applied the package of practical expedients that permitted us to carry forward historical lease classifications.  For our drilling contracts, we recognize revenues based on the predominant component, which is the service component.  As of January 1, 2019, for the finance leases under which we are the lessee, we reclassified to other assets $528 million, representing the unamortized right-of-use asset previously recorded in property and equipment, and we reclassified an aggregate remaining lease liability of $511 million, including $32 million and $479 million recorded in other current liabilities and other long-term liabilities, respectively, previously recorded in debt due within one year and debt.  As of January 1, 2019, for operating leases under which we are the lessee, we recorded a non-cash adjustment to recognize an aggregate right-of-use asset of $95 million, recorded in other assets, and a corresponding aggregate remaining lease liability of $133 million, including $15 million and $118 million recorded in other current liabilities and other long-term liabilities, respectively.  We have accounted for lease and non-lease components of our operating leases as a single component.  We have not recognized right-of-use assets or lease liabilities for our short-term leases.  Our adoption did not have and is not expected in the future to have a material effect on our consolidated statements of financial position, operations or cash flows.  See Note 9—Leases.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Other comprehensive income—Effective January 1, 2019, we adopted the accounting standards update that allows for a reclassification from accumulated other comprehensive loss to accumulated deficit for stranded tax effects resulting from legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”).  As of January 1, 2019, as a result of our adoption, we recorded an increase of $24 million to accumulated deficit with a corresponding decrease to accumulated other comprehensive loss.

Recently issued accounting standards

Financial instruments – credit losses—Effective January 1, 2020, we will adopt the accounting standards update that requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings.  The update is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods.  We have established our approach to apply the requirements and do not expect our adoption to have a material effect on our consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to consolidated financial statements.

Note 4—Business Combinations

Overview

During the year ended December 31, 2018, we completed the acquisitions of Songa Offshore SE (“Songa”), a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus, and Ocean Rig UDW Inc. (“Ocean Rig”), a Cayman Islands exempted company with limited liability.  On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On December 5, 2018, we acquired Ocean Rig in a merger transaction.  We believe both acquisitions further strengthen our position as a leader in providing ultra-deepwater and harsh environment drilling services by adding additional high-value assets, and the Songa acquisition, supported by significant contract backlog, also strengthens our footprint in harsh environment operating areas.  In the years ended December 31, 2018 and 2017, in connection with our acquisitions, we incurred acquisition costs of $24 million and $4 million, respectively, recorded in general and administrative costs and expenses.

We included the operating results of Songa and Ocean Rig in our consolidated results of operations, commencing on the acquisition date, January 30, 2018 and December 5, 2018, respectively.  In the year ended December 31, 2018, our consolidated statement of operations includes revenues of $497 million and net income of $87 million associated with the operations of Songa and revenues of $15 million and net loss of $8 million associated with the operations of Ocean Rig.  Pro forma combined operating results, assuming the acquisitions were completed as of January 1, 2017, were as follows (in millions, except per share data):

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Assets and liabilities—The fair values of assets acquired and liabilities assumed, measured as of December 5, 2018, were as follows (in millions):

Total
Assets acquired
Cash and cash equivalents	$152
Accounts receivable	76
Property and equipment	2,205
Drilling contract intangible assets	275
Other assets	115

Liabilities assumed
Accounts payable and other current liabilities	71
Construction contract intangible liabilities	132
Other long-term liabilities	54
Net assets acquired	$2,566

In the year ended December 31, 2019, we completed our estimates of the fair values of the assets and liabilities.  In the years ended December 31, 2019 and 2018, we recognized a gain of $11 million and $10 million, respectively, recorded in other, net, for a cumulative gain of $21 million associated with the bargain purchase, primarily due to the decline in the market value of our shares between the announcement date and the closing date.  We estimated the fair value of the rigs and related equipment by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the acquisition date.  We estimated the fair value of the drilling contracts by comparing the contractual dayrates over the remaining firm contract term and option periods relative to the projected market dayrates as of the acquisition date.  We estimated the fair value of the construction contracts by comparing the contractual future payments and terms relative to the market payments and terms as of the acquisition date.  Our estimates of fair value for the drilling units and contract intangibles required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the assets, such as future commodity prices, projected demand for our services, rig availability, rig utilization, dayrates, remaining useful lives of the rigs and discount rates.

Songa Offshore SE

Consideration—To complete the acquisition, we issued 66.9 million shares with a per share market value of $10.99, based on the market value of our shares on the acquisition date.  We also issued $854 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”), comprised of $562 million aggregate principal amount as partial consideration to Songa shareholders and $292 million aggregate principal amount as settlement for certain Songa indebtedness.  The aggregate fair value of the consideration transferred in the business combination was as follows (in millions):

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Assets and liabilities—The fair values of assets acquired, liabilities assumed and noncontrolling interest, measured as of January 30, 2018, were as follows (in millions):

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

Note 5—Unconsolidated Affiliates

Investments—We hold investments in various partially owned, unconsolidated companies.  In the years ended December 31, 2019 and 2018, we made an aggregate cash contribution of $74 million and $91 million, respectively, to Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  At December 31, 2019 and 2018, the aggregate carrying amount of our investment in Orion, representing a 33.0 percent ownership interest, was $164 million and $91 million, respectively, recorded in other assets using the equity method of accounting.  We also invest in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.

Related party transactions—We engage in certain related party transactions with Orion under a management services agreement for the operation and maintenance of the harsh environment floater Transocean Norge and a shipyard care agreement for the construction of the rig.  In the year ended December 31, 2019, we received an aggregate cash payment of $96 million, primarily related to the commissioning, preparation and mobilization of Transocean Norge under the shipyard care agreement.  We also lease the rig under a short-term bareboat charter agreement, which is now expected to expire in late 2020.  In the year ended December 31, 2019, we recognized rent expense of $8 million, recorded in operating and maintenance costs, and made an aggregate cash payment of $6 million under the bareboat charter agreement.  In the year ended December 31, 2019, we made an aggregate cash payment of $7 million to other unconsolidated affiliates, primarily capital expenditures for equipment to improve reliability and reduce emissions, and $4 million for research and development, recorded in general and administrative costs.  At December 31, 2019, we had receivables of $26 million, recorded in other current assets, and payables of $9 million, recorded other current liabilities, due from or to all unconsolidated affiliates.  At December 31, 2018, we had receivables of $7 million, recorded in other current assets, due from all unconsolidated affiliates.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 6—Revenues

Overview—We earn revenues primarily by performing the following activities: (i) providing our drilling rig, work crews, related equipment and services necessary to operate the rig (ii) delivering the drilling rig by mobilizing to and demobilizing from the drill location, and (iii) performing certain pre-operating activities, including rig preparation activities or equipment modifications required for the contract.  These services represent a single performance obligation under our drilling contracts with customers that is satisfied over time.

The duration of our performance obligation varies by contract.  At December 31, 2019, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  In the year ended December 31, 2019, we recognized revenues of $10 million for performance obligations satisfied in previous periods due to certain revenues recognized on a cash basis.  In the year ended December 31, 2018, we recognized revenues of $174 million for performance obligations satisfied in previous periods, primarily related to revenues for a customer’s contract termination and certain revenues recognized on a cash basis.

To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and deliver or mobilize the rig to the drilling location.  We defer such pre-operating costs and recognize the costs on a straight-line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated contract period.  In the years ended December 31, 2019, 2018 and 2017, we recognized pre-operating costs of $18 million, $45 million and $45 million, respectively.  At December 31, 2019 and 2018, the unrecognized pre-operating costs to obtain contracts was $34 million and $2 million, respectively, recorded in other assets.

Disaggregation—We recognized revenues as follows (in millions):

	Year ended December 31, 2019
	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$1,264	$—	$119	$574	$1,957
Harsh environment floaters	—	775	—	294	1,069
Deepwater floaters	—	—	6	1	7
Midwater floaters	—	—	—	55	55
Total revenues	$1,264	$775	$125	$924	$3,088

	Year ended December 31, 2018
	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$1,496	$—	$26	$266	$1,788
Harsh environment floaters	—	651	—	323	974
Deepwater floaters	—	—	84	40	124
Midwater floaters	—	—	—	74	74
High-specification jackups	—	—	—	58	58
Total revenues	$1,496	$651	$110	$761	$3,018

	Year ended December 31, 2017
	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$1,519	$—	$235	$294	$2,048
Harsh environment floaters	8	83	—	365	456
Deepwater floaters	—	—	100	44	144
Midwater floaters	—	—	—	153	153
High-specification jackups	—	—	—	172	172
Total revenues	$1,527	$83	$335	$1,028	$2,973

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation, capital upgrades and deferred revenues for declining dayrate contracts using the straight-line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	December 31,
	2019	2018
Deferred contract revenues, recorded in other current liabilities	$100	$87
Deferred contract revenues, recorded in other long-term liabilities	429	399
Total contract liabilities	$529	$486

Significant changes in contract liabilities were as follows (in millions):

	Years ended December 31,
	2019	2018
Total contract liabilities, beginning of period	$486	$625
Decrease due to recognition of revenues for goods and services	(114)	(239)
Increase due to goods and services transferred over time	157	100
Total contract liabilities, end of period	$529	$486

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 7—Drilling Fleet

Construction work in progress—The changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Years ended December 31,
	2019	2018	2017
Construction work in progress, beginning of period	$632	$1,392	$2,171

Capital expenditures
Newbuild construction program	129	75	397
Other equipment and construction projects	258	109	100
Total capital expenditures	387	184	497
Changes in accrued capital additions	20	4	(23)
Construction work in progress impaired	(5)	—	—
Construction work in progress acquired in business combination	—	28	—
Construction work in progress sold	—	—	(289)

Property and equipment placed into service
Newbuild construction program	—	(903)	(896)
Other property and equipment	(281)	(73)	(68)
Construction work in progress, end of period	$753	$632	$1,392

Impairments of assets held and used—During the year ended December 31, 2017, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  In the year ended December 31, 2017, such indicators included a significant decline in commodity prices and the market value of our stock, a reduction of projected dayrates and a further extension of low utilization rates.  In the year ended December 31, 2017, as a result of our testing, we recognized a loss of $94 million ($93 million, or $0.25 per diluted share, net of tax) associated with the impairment of the midwater floater asset group.  We measured the fair value of the asset groups by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Impairments of assets held for sale—In the year ended December 31, 2019, we recognized an aggregate loss of $578 million ($0.94 per diluted share), which had no tax effect, associated with the impairment of the ultra-deepwater floaters Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  In the year ended December 31, 2018, we recognized an aggregate loss of $999 million ($2.13 per diluted share), which had no tax effect, associated with the impairment of the ultra-deepwater floaters Deepwater Discovery, Deepwater Frontier, Deepwater Millennium and GSF C.R. Luigs, the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Songa Delta and Songa Trym, along with related assets, which we determined were impaired at the time that we classified the assets as held for sale.  In the year ended December 31, 2017, we recognized an aggregate loss of $1.4 billion ($3.59 per diluted share), which had no tax effect, associated with the impairment of the ultra-deepwater floaters Cajun Express, Deepwater Pathfinder, GSF Jack Ryan, Sedco Energy and Sedco Express, the deepwater floater Transocean Marianas and the midwater floaters Transocean Prospect and Transocean Searcher, along with related assets, which we determined were impaired at the time that we classified the assets as held for sale.

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

Dispositions—During the year ended December 31, 2019, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the ultra-deepwater floaters Deepwater Frontier, Deepwater Millennium, Discoverer Deep Seas, Discoverer Enterprise, Discoverer Spirit and Ocean Rig Paros, the harsh environment floater Eirik Raude, the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Actinia and Songa Delta, along with related assets.  In the year ended December 31, 2019, we received aggregate net cash proceeds of $64 million and recognized an aggregate net gain of $4 million, which had no tax effect, associated with the disposal of these assets.  In the year ended December 31, 2019, we received aggregate net cash proceeds of $6 million and recognized an aggregate net loss of $16 million associated with the disposal of assets unrelated to rig sales.

During the year ended December 31, 2018, we completed the sale of the ultra-deepwater floaters Cajun Express, Deepwater Discovery, Deepwater Pathfinder, GSF C.R. Luigs, Sedco Energy and Sedco Express, the deepwater floater

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Transocean Marianas and the midwater floater Songa Trym, along with related assets.  In the year ended December 31, 2018, we received aggregate net cash proceeds of $36 million and recognized an aggregate net gain of $7 million ($0.01 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the year ended December 31, 2018, we received aggregate net cash proceeds of $7 million and recognized an aggregate net loss of $7 million associated with the disposal of assets unrelated to rig sales.

On May 31, 2017, we completed the sale of 10 high-specification jackups, including GSF Constellation I, GSF Constellation II, GSF Galaxy I, GSF Galaxy II, GSF Galaxy III, GSF Monarch, Transocean Andaman, Transocean Ao Thai, Transocean Honor and Transocean Siam Driller, along with related assets, and novated the contracts relating to the construction of five high-specification jackups, together with related assets.  In the year ended December 31, 2017, we received aggregate net cash proceeds of $319 million and recognized an aggregate net loss of $1.6 billion ($4.08 per diluted share), which had no tax effect, associated with the disposal of these assets.  Following the completion of the sale, we continued to operate three of these high-specification jackups through completion of the drilling contracts, the last of which was completed in October 2018.  In the years ended December 31, 2018 and 2017, excluding our loss on the disposal of these assets, our operating results included income of $44 million and $65 million, respectively, before taxes, associated with the high-specification jackup asset group.

During the year ended December 31, 2017, we also completed the sale of the ultra-deepwater floater GSF Jack Ryan and the midwater floaters GSF Rig 140, Transocean Prospect and Transocean Searcher, along with related assets.  In the year ended December 31, 2017, we received aggregate net cash proceeds of $22 million and recognized an aggregate net gain of $9 million ($0.01 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the year ended December 31, 2017, we received aggregate net cash proceeds of $9 million and recognized an aggregate net loss of $15 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At December 31, 2018, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floaters Deepwater Frontier and Deepwater Millennium, the deepwater floaters Jack Bates and Transocean 706 and the midwater floater Songa Delta, along with related assets, was $25 million, recorded in other current assets.

Note 8—Goodwill and Other Intangibles

Goodwill—During the three months ended June 30, 2018, we classified as held for sale and impaired three ultra-deepwater floaters (see Note 7—Drilling Fleet).  We identified the impairment of these assets as an indicator that our goodwill may be impaired.  In the year ended December 31, 2018, as a result of our interim goodwill impairment test, we recognized a loss of $462 million ($0.99 per diluted share), which had no tax effect, associated with the impairment of the full balance of our goodwill.  We estimated the fair value of the contract drilling services reporting unit using the income approach.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Finite-lived intangible assets and liabilities—The gross carrying amount and accumulated amortization of our drilling contract intangible assets were as follows (in millions):

	Year ended December 31, 2019			Year ended December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Drilling contract intangible assets
Balance, beginning of period	$907	$(112)	$795	$—	$—	$—
Acquisition	—	—	—	907	—	907
Amortization	—	(187)	(187)	—	(112)	(112)
Balance, end of period	$907	$(299)	$608	$907	$(112)	$795

We recognized drilling contract intangible amortization as a reduction of contract drilling revenues.  We expect to amortize the carrying amounts over the remaining contract periods, through March 2024.  As of December 31, 2019, the estimated future amortization of contract intangible assets was as follows (in millions):

Total
Years ending December 31,
2020	$190
2021	190
2022	171
2023	52
2024	5
Total carrying amount of contract intangible assets	$608

In connection with our acquisition of Ocean Rig, we acquired contracts related to the construction of two ultra-deepwater drillships Ocean Rig Santorini and Ocean Rig Crete.  At December 31, 2018, the gross carrying amount of our construction contract liabilities was $132 million.  In October 2019, we agreed with Samsung Heavy Industries Co., Ltd. (“SHI”) to cancel the construction contracts for the

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

drillships in exchange for the parties terminating their respective obligations and liabilities under the construction contracts and our subsidiaries releasing to SHI their respective interests in the rigs.  As a result, in the three months ended December 31, 2019, we eliminated the construction contract intangible liabilities and recognized income of $132 million, recorded in other income, net.

Note 9—Leases

Our operating leases are principally for office space, storage facilities, operating equipment and land.  At December 31, 2019, our operating leases had a weighted average discount rate of 6.3 percent and a weighted-average remaining lease term of 13.8 years.

Our finance lease for the ultra-deepwater drillship Petrobras 10000, which is scheduled to expire in August 2029, has an implicit interest rate of 7.8 percent and requires scheduled payments of $6 million monthly through expiration, after which we have the right and obligation to acquire the drillship from the lessor for one dollar.  In the year ended December 31, 2019, we recognized expense of $21 million, recorded in depreciation and amortization, associated with the amortization of the right of use asset.

The components of our lease costs were as follows (in millions):

Year ended
December 31,
2019
Lease costs
Operating lease costs	$25
Short-term lease costs	13
Finance lease costs, amortization of right-of-use assets	21
Finance lease costs, interest on lease liabilities	39
Total lease costs	$98

In the year ended December 31, 2019, we recognized a loss of $26 million, with no tax effect, associated with the impairment of right-of-use assets and leasehold improvements for certain office facilities that we had vacated or had committed to sublease.

Supplemental cash flow information for our leases was as follows (in millions):

Year ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19
Operating cash flows from finance lease	39
Financing cash flows from finance lease	32

At December 31, 2019, the aggregate future minimum rental payments for our leases were as follows (in millions):

	Operating	Finance
	leases	lease
Years ending December 31,
2020	$16	$71
2021	12	71
2022	14	71
2023	12	71
2024	12	71
Thereafter	135	327
Total future minimum rental payment	201	682
Less amount representing imputed interest	(72)	(203)
Present value of future minimum rental payments	129	479
Less current portion, recorded in other current liabilities	(13)	(35)
Long-term lease liabilities, recorded in other long-term liabilities	$116	$444

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 10—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
6.50% Senior Notes due November 2020 (a)	$206	$286	$206	$288
6.375% Senior Notes due December 2021 (a)	222	328	221	327
5.52% Senior Secured Notes due May 2022 (b)	200	282	198	280
3.80% Senior Notes due October 2022 (a)	190	411	189	408
0.50% Exchangeable Bonds due January 2023 (a)	863	863	862	862
5.375% Senior Secured Notes due May 2023 (d)	525	—	518	—
9.00% Senior Notes due July 2023 (c)	714	1,250	701	1,221
5.875% Senior Secured Notes due January 2024 (d)	667	750	656	735
7.75% Senior Secured Notes due October 2024 (d)	420	480	412	469
6.25% Senior Secured Notes due December 2024 (d)	437	500	430	489
6.125% Senior Secured Notes due August 2025 (d)	534	600	525	588
7.25% Senior Notes due November 2025 (c)	750	750	737	736
7.50% Senior Notes due January 2026 (c)	750	750	743	742
6.875% Senior Secured Notes due February 2027 (d)	550	—	541	—
7.45% Notes due April 2027 (a)	88	88	86	86
8.00% Debentures due April 2027 (a)	57	57	57	57
7.00% Notes due June 2028 (e)	300	300	306	306
Finance lease contract due August 2029	—	511	—	511
7.50% Notes due April 2031 (a)	588	588	585	585
6.80% Senior Notes due March 2038 (a)	1,000	1,000	991	991
7.35% Senior Notes due December 2041 (a)	300	300	297	297
Total debt	9,361	10,094	9,261	9,978
Less debt due within one year
6.50% Senior Notes due November 2020 (a)	206	—	206	—
5.52% Senior Secured Notes due May 2022 (b)	88	83	87	81
5.375% Senior Secured Notes due May 2023 (d)	16	—	14	—
5.875% Senior Secured Notes due January 2024 (d)	83	83	79	79
7.75% Senior Secured Notes due October 2024 (d)	60	60	58	58
6.25% Senior Secured Notes due December 2024 (d)	62	62	60	60
6.125% Senior Secured Notes due August 2025 (d)	66	66	64	63
Finance lease contract due August 2029	—	32	—	32
Total debt due within one year	581	386	568	373
Total long-term debt	$8,780	$9,708	$8,693	$9,605
(a)	Transocean Inc., a 100 percent owned direct subsidiary of Transocean Ltd., is the issuer of the notes and debentures. Transocean Ltd. has provided a full and unconditional guarantee of the notes and debentures. Transocean Ltd. has no independent assets or operations, and its other subsidiaries not owned indirectly through Transocean Inc. were minor. Transocean Inc. has no independent assets and operations, other than those related to its investments in non-guarantor operating companies and balances primarily pertaining to its cash and cash equivalents and debt. Except as discussed under “Indentures,” Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or capital distributions.
(b)	The subsidiary issuer of the unregistered senior secured notes is a wholly owned indirect subsidiary of Transocean Inc. The senior secured notes are fully and unconditionally guaranteed by the owner of the collateral rig. See “—Debt issuances—Senior secured notes.”
(c)	Transocean Inc. is the issuer of the unregistered notes. The priority guaranteed senior unsecured notes, which rank equal in right of payment of all of our existing and future unsecured unsubordinated obligations and rank structurally senior to the extent of the value of the assets of the subsidiaries guaranteeing the notes, are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc. See “—Debt issuances—Priority guaranteed senior unsecured notes.”
(d)	Each subsidiary issuer of the respective unregistered senior secured notes is a wholly owned indirect subsidiary of Transocean Inc. The senior secured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean Inc. and, in each case, the owner of the respective collateral rig or rigs. See “—Debt issuances—Senior secured notes.”
(e)	The subsidiary issuer of the registered notes is a wholly owned indirect subsidiary of Transocean Inc. Transocean Inc. has provided a full and unconditional guarantee of the notes and debentures.

See Note 23—Subsequent Events.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Scheduled maturities—At December 31, 2019, the scheduled maturities of our debt were as follows (in millions):

Total
Years ending December 31,
2020	$581
2021	633
2022	610
2023	2,316
2024	854
Thereafter	4,367
Total principal amount of debt	9,361
Total debt-related balances, net	(100)
Total carrying amount of debt	$9,261

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

Additionally, the indentures that govern the 5.52% senior secured notes due May 2022 (the “5.52% Senior Secured Notes”), the 5.375% Senior Secured Notes due May 2023 (the “5.375% Senior Secured Notes”), the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), the 7.75% senior secured notes due October 2024, the 6.25% senior secured notes due December 2024, the 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”) and the 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”) contain covenants that limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  At December 31, 2019, the interest rate in effect for the 6.375% senior notes due December 2021, the 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and in May, July, September and December 2019, we amended the terms of the Secured Credit Facility to, among other changes, increase the borrowing capacity to $1.3 billion and add to and clarify the lender parties and their respective commitments under the facility.  The Secured Credit Facility is scheduled to expire on the earlier of (i) June 22, 2023 and (ii) if greater than $300 million aggregate principal amount of our 9.00% senior notes due July 2023 (the “9.00% Senior Notes”) remain outstanding in April 2023, such date.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Invictus, Deepwater Orion, Deepwater Skyros, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen, the aggregate carrying amount of which was $4.4 billion at December 31, 2019.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.

We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At December 31, 2019, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At December 31, 2019, we had no borrowings outstanding, $13 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Debt issuances

Priority guaranteed senior unsecured notes—On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% senior unsecured notes due November 2025 (the “7.25% Senior Notes”), and we received aggregate cash proceeds of $735 million, net of issue costs.  We may redeem all or a portion of the 7.25% Senior Notes on or prior to November 1, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

On October 17, 2017, we completed an offering of an aggregate principal amount of $750 million of 7.50% senior unsecured notes due January 15, 2026 (the “7.50% Senior Notes”), and we received aggregate cash proceeds of $742 million, net of issue costs.  We may

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

redeem all or a portion of the 7.50% Senior Notes on or prior to January 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

Senior secured notes—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% Senior Secured Notes, and we received approximately $539 million aggregate cash proceeds, net of discount and issue costs.  The 6.875% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Poseidon and the equity of the wholly owned subsidiaries that own or operate the collateral rig.  Additionally, we were required to deposit $19 million in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of (a) interest only through August 2021 and (b) principal and interest thereafter.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% Senior Secured Notes, and we received approximately $517 million aggregate cash proceeds, net of discount and issue costs.  The 5.375% Senior Secured Notes are secured by the assets and earnings associated with the harsh environment floaters Transocean Endurance and Transocean Equinox and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.  Additionally, we were required to deposit $14 million in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of (a) interest only through May 2020 and (b) principal and interest thereafter.  We may redeem all or a portion of the 5.375% Senior Secured Notes on or prior to May 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

In July 2018, we issued $750 million aggregate principal amount of 5.875% Senior Secured Notes and $600 million aggregate principal amount of 6.125% Senior Secured Notes, and we received aggregate cash proceeds of $733 million and $586 million, respectively, net of discount and issue costs.  The 5.875% Senior Secured Notes are secured by the assets and earnings associated with the harsh environment floaters Transocean Enabler and Transocean Encourage and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.  The 6.125% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Pontus and the equity of the wholly owned subsidiaries that own or operate the collateral rig.  Additionally, we were required to deposit $63 million with respect to the 5.875% Senior Secured Notes, and $51 million with respect to the 6.125% Senior Secured Notes, in restricted cash accounts to satisfy debt service and reserve requirements.  We are required to pay semiannual installments of principal and interest.  We may redeem all or a portion of the 5.875% Senior Secured Notes or the 6.125% Senior Secured Notes on or prior to July 15, 2021 or August 1, 2021, respectively, at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

On May 5, 2017, we issued $410 million aggregate principal amount of 5.52% Senior Secured Notes, and we received aggregate cash proceeds of $403 million, net of issue costs.  The 5.52% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Conqueror, the equity of the wholly owned subsidiaries that own and operate the collateral rig, and certain related assets.  We are required to pay quarterly installments of principal and interest on the 5.52% Senior Secured Notes.  We may redeem all or a portion of the 5.52% Senior Secured Notes on or prior to December 31, 2021 at a price equal to 100 percent of the aggregate principal amount plus, subject to certain exceptions, a make-whole amount.

At December 31, 2019 and 2018, we had an aggregate amount of $386 million and $347 million, respectively, deposited in restricted cash accounts to satisfy debt service and working capital requirements for the senior secured notes.  At December 31, 2019, the aggregate carrying amount of rigs encumbered for the senior secured notes, including Deepwater Conqueror, Deepwater Pontus, Deepwater Proteus, Deepwater Thalassa, Deepwater Poseidon, Transocean Enabler, Transocean Encourage, Transocean Endurance and Transocean Equinox, was $6.3 billion.  At December 31, 2018, the aggregate carrying amount of rigs encumbered for the senior secured notes, including Deepwater Conqueror, Deepwater Pontus, Deepwater Proteus, Deepwater Thalassa, Transocean Enabler and Transocean Encourage, was $4.4 billion.  We will be required to redeem the senior secured notes at a price equal to 100 percent of the aggregate principal amount without a make-whole provision, upon the occurrence of certain events related to the respective collateral rigs and the related drilling contracts.

Exchangeable bonds—In connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of Exchangeable Bonds, as partial consideration for the Songa shares and as consideration for refinancing certain Songa indebtedness.  The Exchangeable Bonds may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  Holders of Exchangeable Bonds may require us to repurchase all or a portion of such holder’s Exchangeable Bonds upon the occurrence of certain events.  The aggregate fair value of the Exchangeable Bonds, measured as of the issuance date, was $1.0 billion, which represented a substantial premium of $172 million above par, and we recorded such premium to additional paid-in capital.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

Debt assumptions and repayments

In connection with the Songa acquisition, we assumed the rights and obligations under certain credit agreements, a subscription agreement and bond loan agreements.  In the year ended December 31, 2018, we made an aggregate cash payment equivalent to $1.65 billion to repay the debt obligations outstanding under these agreements, and we terminated the underlying agreements.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Debt retirements

Repurchases and repayments—During the three years ended December 31, 2019, we repurchased in the open market debt securities with aggregate principal amounts as follows (in millions):

	Years ended December 31,
	2019	2018	2017
2.50% Senior Notes due October 2017	—	—	62
6.00% Senior Notes due March 2018	—	—	354
7.375% Senior Notes due April 2018	—	—	83
6.50% Senior Notes due November 2020	23	—	15
6.375% Senior Notes due December 2021	43	—	10
3.80% Senior Notes due October 2022	32	95	33
9.00% Senior Notes due July 2023	336	—	—
Aggregate principal amount retired	$434	$95	$557

Aggregate cash payment	$449	$95	$564
Aggregate net loss	$(23)	$—	$(7)

Tender offers—On February 5, 2019, we completed cash tender offers to purchase up to $700 million aggregate principal amount of certain notes (the “2019 Tendered Notes”).  On July 11, 2017, we completed cash tender offers to purchase up to $1.5 billion aggregate principal amount of certain notes (the “2017 Tendered Notes”).  During the years ended December 31, 2019 and 2017, we received valid tenders from holders of aggregate principal amounts of the 2019 Tendered Notes and 2017 Tendered Notes as follows (in millions):

	Years ended December 31,
	2019	2017
2.50% Senior Notes due October 2017	$—	$271
6.00% Senior Notes due March 2018	—	400
7.375% Senior Notes due April 2018	—	128
6.50% Senior Notes due November 2020	57	207
6.375% Senior Notes due December 2021	63	213
3.80% Senior Notes due October 2022	190	—
9.00% Senior Notes due July 2023	200	—
Aggregate principal amount retired	$510	$1,219

Aggregate cash payment	$522	$1,269
Aggregate net loss	$(18)	$(48)

Scheduled maturities and installments—In the years ended December 31, 2019, 2018 and 2017, we made cash payments of $354 million, $257 million and $299 million to repay other indebtedness in scheduled installments.  On the scheduled maturity date of October 16, 2017, we made a cash payment of $152 million to repay the outstanding 2.50% senior notes due October 2017, at a price equal to the aggregate principal amount.

Note 11—Derivative Instruments

Forward exchange contracts—At December 31, 2019, we held undesignated forward exchange contracts, extending through March 2020, with an aggregate notional payment amount of $46 million and an aggregate notional receive amount of NOK 405 million, representing a weighted average exchange rate of NOK 8.90 to $1.  At December 31, 2018, we held undesignated forward exchange contracts, extending through June 2019, with an aggregate notional payment amount of $76 million and an aggregate notional receive amount of NOK 600 million, representing a weighted average exchange rate of NOK 7.94 to $1.  In the years ended December 31, 2019 and 2018, we recognized a loss of $3 million and $10 million, respectively, recorded in other, net, associated with undesignated forward exchange contracts.  At December 31, 2019 and 2018, the undesignated forward exchange contracts represented an asset of $1 million and a liability of $6 million, respectively, recorded in other current assets and other current liabilities, respectively.

Currency swaps—In connection with the Songa acquisition, we acquired undesignated currency swaps to receive Norwegian kroner in exchange for paying U.S. dollars at a fixed exchange rate.  On the acquisition date, the aggregate fair value of the currency swaps represented a liability of $81 million.  In the year ended December 31, 2018, we made an aggregate cash payment of $92 million in connection with the settlement and termination of the currency swaps, and we recognized a loss of $11 million, recorded in other, net.

Interest rate swaps—In connection with the Songa acquisition, we acquired undesignated interest rate swaps, which we repaid in the year ended December 31, 2018.  On the acquisition date, the aggregate fair value of the interest rate swaps represented an asset of $14 million.  In the year ended December 31, 2018, we received aggregate cash proceeds of $18 million in connection with the settlement and termination of the interest rate swaps, and we recognized a gain of $4 million, recorded in other, net.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 12—Income Taxes

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

Tax provision and rate—Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the years ended December 31, 2019, 2018 and 2017, our effective tax rate was (4.9) percent, (12.8) percent and (3.1) percent, respectively, based on loss before income tax expense.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.

The components of our income tax provision (benefit) were as follows (in millions):

	Years ended December 31,
	2019	2018	2017
Current tax expense (benefit)	$(189)	$244	$5
Deferred tax expense (benefit)	248	(16)	89
Income tax expense	$59	$228	$94

The following is a reconciliation of the income tax expense (benefit) computed at the Swiss holding company federal statutory rate of 7.83% and our reported provision for income taxes (in millions):

	Years ended December 31,
	2019	2018	2017
Income tax benefit at Swiss federal statutory rate	$(94)	$(139)	$(235)
Earnings subject to rates different than the Swiss federal statutory rate	189	(86)	(30)
Effect of operating structural changes in the U.S.	98	—	—
Changes in valuation allowance	37	67	162
Losses on impairment	35	114	241
Deemed profits taxes	22	8	16
Base erosion and anti-abuse tax	21	33	—
Withholding taxes	11	8	14
Currency revaluation of Norwegian assets	5	11	1
Effect of U.S. tax reform	—	104	66
Litigation matters, primarily related to the Macondo well incident	—	—	(70)
Benefit from foreign tax credits	(8)	(5)	(15)
Changes in unrecognized tax benefits, net	(268)	117	(56)
Other, net	11	(4)	—
Income tax expense	$59	$228	$94

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$571	$479
Interest expense limitation	77	76
Accrued payroll expenses not currently deductible	45	49
Deferred income	41	26
Loss contingencies	38	40
United Kingdom charter limitation	36	30
Tax credit carryforwards	22	11
Accrued expenses	16	44
Other	24	13
Valuation allowance	(716)	(681)
Total deferred tax assets	154	87

Deferred tax liabilities
Depreciation	(361)	(62)
Contract intangible amortization	(23)	(22)
Other	(16)	(1)
Total deferred tax liabilities	(400)	(85)

Deferred tax assets (liabilities), net	$(246)	$2

At December 31, 2019 and 2018, our deferred tax assets included U.S. foreign tax credit carryforwards of $22 million and $11 million, respectively, which will expire between 2020 and 2028.  The deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2019, our net deferred tax assets related to our net operating loss carryforwards included $354 million, which do not expire and $217 million, which will expire beginning between 2020 and 2037.  At December 31, 2018, our net deferred tax assets related to our net operating loss carryforwards included $307 million, which do not expire and $172 million, which will expire beginning between 2021 and 2038.  In the year ended December 31, 2019, our deferred tax liabilities for depreciation increased primarily as a result of certain operating structural changes that we made in the U.S.

As of December 31, 2019, our consolidated cumulative loss incurred over the recent three-year period represented significant objective negative evidence for the evaluation of the realizability of our deferred tax assets.  Although such evidence has limited our ability to consider other subjective evidence, we analyze each jurisdiction separately.  We consider objective evidence, such as contract backlog activity, in jurisdictions in which we have profitable contracts.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.  At December 31, 2019 and 2018, due to uncertainty of realization, we had a valuation allowance of $716 million and $681 million, respectively, on net operating losses and other deferred tax assets.

Our other deferred tax liabilities include taxes related to the earnings of certain subsidiaries, which are not indefinitely reinvested or that will not be indefinitely reinvested in the future.  At December 31, 2019, we had $254 million of unremitted earnings which we consider to be indefinitely reinvested.  If we were to make a distribution from the unremitted earnings of these subsidiaries, we would be subject to taxes payable of $13 million.  If our expectations were to change regarding future tax consequences, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Unrecognized tax benefits—The changes to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2019	2018	2017
Balance, beginning of period	$408	$222	$274
Additions for prior year tax positions	6	172	17
Additions for current year tax positions	144	29	13
Reductions related to statute of limitation expirations and changes in law	(138)	(8)	(13)
Reductions for prior year tax positions	(66)	(7)	(68)
Reductions due to settlements	(19)	—	(1)
Balance, end of period	$335	$408	$222

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2019	2018
Unrecognized tax benefits, excluding interest and penalties	$335	$408
Interest and penalties	34	106
Unrecognized tax benefits, including interest and penalties	$369	$514

In the years ended December 31, 2019, 2018 and 2017, we recognized, as a component of our income tax provision, income of $72 million, expense of $13 million and income of $9 million, respectively, related to interest and penalties associated with our unrecognized tax benefits.  As of December 31, 2019, if recognized, $175 million of our unrecognized tax benefits, including interest and penalties, would favorably impact our effective tax rate.  It is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease in the year ending December 31, 2020, primarily due to the progression of open audits and the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

U.S. tax reform—In December 2017, the U.S. enacted the 2017 Tax Act, which introduced changes to U.S. tax law, such as, among others, a transition tax, a federal income tax rate reduction and a base erosion and anti-abuse tax.  We recognized the income tax effect of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides guidance for the application of accounting standards for income taxes in the reporting period in which the 2017 Tax Act was enacted.  The one-time transition tax applied to certain unremitted earnings and profits of our non-U.S. subsidiaries that are owned by U.S. subsidiaries.  In the year ended December 31, 2018, we completed the evaluation of our unremitted earnings and profits for which the necessary information was not previously available, and we recorded income tax expense of $120 million for estimated transition taxes and $16 million for the utilization of estimated foreign tax credits.  In the years ended December 31, 2019 and 2018, we recognized income tax expense of $21 million and $33 million, respectively, related to the bareboat charter structure of our U.S. operations, a significant portion of which is contractually reimbursable by our customers due to a change-in-law provision in certain drilling contracts.  In the year ended December 31, 2017, we recognized income tax expense of $66 million with a corresponding decrease to our net deferred tax assets to reflect the reduced federal income tax rate.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 25, 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 19, 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010, and in June 18, 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  During the years ended December 31, 2018 and 2019, a portion of two cases were favorably closed.  As of December 31, 2019, the remaining aggregate tax assessment was for BRL 676 million, equivalent to approximately $168 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 13—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Years ended December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(1,255)	$(1,255)	$(1,996)	$(1,996)	$(3,127)	$(3,127)

Denominator for loss per share
Weighted-average shares outstanding	611	611	467	467	391	391
Effect of share-based awards and other equity instruments	1	1	1	1	—	—
Weighted-average shares for per share calculation	612	612	468	468	391	391

Loss per share	$(2.05)	$(2.05)	$(4.27)	$(4.27)	$(8.00)	$(8.00)

In the years ended December 31, 2019, 2018 and 2017, we excluded from the calculation 12.0 million, 10.6 million and 4.7 million share-based awards, respectively, since the effect would have been anti-dilutive.  In the years ended December 31, 2019 and 2018, we excluded from the calculation 84.0 million and 77.2 million shares, respectively, issuable upon conversion of the Exchangeable Bonds since the effect would have been anti-dilutive.

Note 14—Postemployment Benefit Plans

Defined benefit pension and other postemployment benefit plans

Overview—As of December 31, 2019 we had defined benefit plans in the U.S., the United Kingdom (“U.K.”), and Norway.  As of December 31, 2019, in the U.S., we had three funded and three unfunded defined benefit plans (the “U.S. Plans”).  As of December 31, 2019, in the U.K., we had one funded defined benefit plan (the “U.K. Plan”).  As of December 31, 2019, in Norway, we had four funded and two unfunded defined benefit plans (the “Norway Plans”), all of which were group pension schemes with life insurance companies.  We refer to the U.K. Plan and the Norway Plans, collectively, as the “Non-U.S. Plans.”  We refer to the U.S. Plans and the Non-U.S. Plans, collectively, as the “Transocean Plans”.  Additionally, we maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase-out period ending December 31, 2025.  Benefits under the U.S. Plans and the U.K. Plan have ceased accruing.  We maintain the respective pension obligations under such plans until they have been fully satisfied.

Assumptions—We estimated our benefit obligations using the following weighted-average assumptions:

	December 31, 2019			December 31, 2018
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	3.27%	2.13%	2.39%	4.31%	2.86%	3.56%
Compensation trend rate	na	2.25%	na	na	2.75%	na

We estimated our net periodic benefit costs using the following weighted-average assumptions:

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	OPEB Plans
Discount rate	4.32%	2.86%	3.56%	3.68%	2.49%	2.93%	4.26%	2.69%	3.08%
Expected rate of return	6.20%	4.39%	na	6.21%	4.72%	na	6.31%	4.79%	na
Compensation trend rate	na	2.75%	na	na	2.50%	na	na	2.25%	na

“na” means not applicable.

Net periodic benefit costs—Net periodic benefit costs recognized included the following components (in millions):

	Year ended December 31, 2019				Year ended December 31, 2018				Year ended December 31, 2017
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$—	$7	$—	$7	$—	$7	$—	$7	$3	$3	$—	$6
Interest cost	63	10	1	74	61	10	1	72	65	11	—	76
Expected return on plan assets	(71)	(17)	—	(88)	(72)	(19)	—	(91)	(74)	(20)	—	(94)
Special termination benefits	—	—	—	—	—	—	1	1	—	—	—	—
Settlements and curtailments	1	2	—	3	—	(1)	(4)	(5)	—	13	—	13
Actuarial loss, net	3	—	—	3	8	1	—	9	5	1	1	7
Prior service gain, net	—	—	(2)	(2)	—	—	(2)	(2)	—	—	(3)	(3)
Net periodic benefit costs (income)	$(4)	$2	$(1)	$(3)	$(3)	$(2)	$(4)	$(9)	$(1)	$8	$(2)	$5

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Funded status—The changes in projected benefit obligation, plan assets and funded status and the amounts recognized on our consolidated balance sheets were as follows (in millions):

	Year ended December 31, 2019				Year ended December 31, 2018
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,527	$338	$17	$1,882	$1,680	$379	$19	$2,078
Assumed projected benefit obligation	—	—	—	—	—	29	—	29
Actuarial (gains) losses, net	202	45	1	248	(145)	(45)	(2)	(192)
Service cost	—	7	—	7	—	7	—	7
Interest cost	63	10	1	74	61	10	1	72
Currency exchange rate changes	—	14	—	14	—	(21)	—	(21)
Benefits paid	(72)	(19)	(2)	(93)	(69)	(19)	(2)	(90)
Settlements	(24)	—	—	(24)	—	(3)	—	(3)
Plan amendment	—	—	—	—	—	1	—	1
Special termination benefit	—	—	—	—	—	—	1	1
Projected benefit obligation, end of period	1,696	395	17	2,108	1,527	338	17	1,882

Change in plan assets
Fair value of plan assets, beginning of period	1,189	378	—	1,567	1,343	393	—	1,736
Fair value of acquired plan assets	—	—	—	—	—	22	—	22
Actual return on plan assets	272	39	—	311	(87)	(6)	—	(93)
Currency exchange rate changes	—	16	—	16	—	(22)	—	(22)
Employer contributions	4	16	2	22	2	13	2	17
Benefits paid	(72)	(19)	(2)	(93)	(69)	(19)	(2)	(90)
Settlements	(24)	—	—	(24)	—	(3)	—	(3)
Fair value of plan assets, end of period	1,369	430	—	1,799	1,189	378	—	1,567

Funded status, end of period	$(327)	$35	$(17)	$(309)	$(338)	$40	$(17)	$(315)

Balance sheet classification, end of period:
Pension asset, non-current	$—	$42	$—	$42	$—	$47	$—	$47
Pension liability, current	(1)	(1)	(3)	(5)	(3)	(1)	(3)	(7)
Pension liability, non-current	(326)	(6)	(14)	(346)	(335)	(6)	(14)	(355)
Accumulated other comprehensive loss (income), before taxes	304	84	(12)	376	307	64	(15)	356

Accumulated benefit obligation, end of period	$1,696	$385	$17	$2,098	$1,527	$328	$17	$1,872

The aggregate projected benefit obligation and fair value of plan assets for plans with a projected benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2019				December 31, 2018
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Projected benefit obligation	$1,696	$56	$17	$1,769	$1,527	$26	$17	$1,570
Fair value of plan assets	1,369	49	—	1,418	1,189	20	—	1,209

The aggregate accumulated benefit obligation and fair value of plan assets for plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2019				December 31, 2018
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Accumulated benefit obligation	$1,696	$1	$17	$1,714	$1,527	$3	$17	$1,547
Fair value of plan assets	1,369	—	—	1,369	1,189	—	—	1,189

The amounts in accumulated other comprehensive loss (income) that have not been recognized were as follows (in millions):

	December 31, 2019				December 31, 2018
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Actuarial loss, net	$304	$84	$2	$390	$307	$63	$1	$371
Prior service cost, net	—	—	(14)	(14)	—	1	(16)	(15)
Accumulated other comprehensive loss (income), before taxes	$304	$84	$(12)	$376	$307	$64	$(15)	$356

The amounts in accumulated other comprehensive loss (income) expected to be recognized as components of net periodic benefit costs are as follows (in millions):

	Year ending December 31, 2020
	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total
Actuarial loss, net	$9	$1	$—	$10
Prior service cost, net	—	—	(2)	(2)
Total amount expected to be recognized	$9	$1	$(2)	$8

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Plan assets—We periodically review our investment policies, plan assets and asset allocation strategies to evaluate performance relative to specified objectives.  In determining our asset allocation strategies for the U.S. Plans, we review the results of regression models to assess the most appropriate target allocation for each plan, given the plan’s status, demographics and duration.  For the U.K. Plan, the plan trustees establish the asset allocation strategies consistent with the regulations of the U.K. pension regulators and in consultation with financial advisors and company representatives.  Investment managers for the U.S. Plans and the U.K. Plan are given established ranges within which the investments may deviate from the target allocations.  For the Norway Plans, we establish minimum rates of return under the terms of investment contracts with insurance companies.  The weighted-average target and actual allocations of the investments for the funded Transocean Plans were as follows:

	December 31, 2019				December 31, 2018
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Equity securities	50%	24%	51%	27%	50%	34%	50%	32%
Fixed income securities	50%	60%	49%	56%	50%	51%	50%	52%
Other investments	—%	16%	—%	17%	—	15%	—	16%
Total	100%	100%	100%	100%	100%	100%	100%	100%

The investments for the funded Transocean Plans were categorized as follows (in millions):

	December 31, 2019
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Mutual funds
U.S. equity funds	$480	$—	$480	$1	$—	$1	$481	$—	$481
Non-U.S. equity funds	216	—	216	5	115	120	221	115	336
Bond funds	656	—	656	6	240	246	662	240	902
Total mutual funds	1,352	—	1,352	12	355	367	1,364	355	1,719

Other investments
Cash and money market funds	5	4	9	—	—	—	5	4	9
Property collective trusts	—	—	—	—	20	20	—	20	20
Investment contracts	—	—	—	—	51	51	—	51	51
Total other investments	5	4	9	—	71	71	5	75	80

Total investments	$1,357	$4	$1,361	$12	$426	$438	$1,369	$430	$1,799

	December 31, 2018
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean	U.S.	Non-U.S.	Transocean
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Mutual funds
U.S. equity funds	$401	$—	$401	$—	$—	$—	$401	$—	$401
Non-U.S. equity funds	179	—	179	5	120	125	184	120	304
Bond funds	591	—	591	7	195	202	598	195	793
Total mutual funds	1,171	—	1,171	12	315	327	1,183	315	1,498

Other investments
Cash and money market funds	6	1	7	—	—	—	6	1	7
Property collective trusts	—	—	—	—	19	19	—	19	19
Investment contracts	—	—	—	—	43	43	—	43	43
Total other investments	6	1	7	—	62	62	6	63	69

Total investments	$1,177	$1	$1,178	$12	$377	$389	$1,189	$378	$1,567

The U.S. Plans and the U.K. Plan invest primarily in passively managed funds that reference market indices.  The funded Norway Plans are subject to contractual terms under selected insurance programs.  Each plan’s investment managers have discretion to select the securities held within each asset category.  Given this discretion, the managers may occasionally invest in our debt or equity securities and may hold either long or short positions in such securities.  As the plan investment managers are required to maintain well diversified portfolios, the actual investment in our securities would be immaterial relative to asset categories and the overall plan assets.

Funding contributions—In the years ended December 31, 2019, 2018 and 2017, we made an aggregate contribution of $22 million, $17 million and $15 million, respectively, to the Transocean Plans and the OPEB Plans using our cash flows from operations.  In the year ending December 31, 2020, we expect to contribute $18 million to the Transocean Plans, and we expect to fund benefit payments of approximately $3 million for the OPEB Plans as costs are incurred.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Benefit payments—The projected benefits payments were as follows (in millions):

	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total
Years ending December 31,
2020	$79	$8	$3	$90
2021	79	8	3	90
2022	81	8	3	92
2023	82	9	2	93
2024	82	10	3	95
2025 - 2029	419	59	3	481

Defined contribution plans

We sponsor defined contribution plans, for our employees, the most significant of which were as follows: (1) a qualified savings plan covering certain employees working in the U.S., (2) a non-qualified supplemental plan covering certain eligible employees working in the U.S., (3) a qualified savings plan covering certain eligible U.K. employees, (4) a non-qualified savings plan covering certain employees working outside the U.S. and U.K. and (5) various savings plans covering eligible employees working in Norway.  In the years ended December 31, 2019, 2018 and 2017, we recognized expense of $52 million, $50 million and $43 million, respectively, related to our defined contribution plans.

Note 15—Commitments and Contingencies

Purchase and service agreement obligations

We have purchase obligations with shipyards and other contractors related to our newbuild construction programs.  We also have long-term service agreements with original equipment manufacturers to provide services and parts, primarily related to our pressure control systems.  The future payments required under our service agreements were estimated based on our projected operating activity and may vary subject to actual operating activity.  At December 31, 2019, the aggregate future payments required under our purchase obligations and our service agreement obligations were as follows (in millions):

		Service
	Purchase	agreement
	obligations	obligations
Years ending December 31,
2020	$1,067	$110
2021	49	117
2022	—	120
2023	—	124
2024	—	129
Thereafter	—	435
Total	$1,116	$1,035

Letters of credit and surety bonds

At December 31, 2019 and 2018, we had outstanding letters of credit totaling $19 million and $31 million, respectively, issued under various committed and uncommitted credit lines provided by banks to guarantee various contract bidding, performance activities and customs obligations.  At December 31, 2019 and 2018, we also had outstanding surety bonds totaling $113 million and $84 million, respectively, to secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At December 31, 2019 and 2018, the aggregate cash collateral held by institutions to secure our letters of credit and surety bonds was $10 million and $5 million, respectively.

Legal proceedings

Macondo well incident—On April 22, 2010, the ultra-deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc.  Litigation, including civil and criminal claims, commenced shortly after the incident, and most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”), a significant portion of which has now been resolved or is pending release of funds from escrow.  We will vigorously defend against any actions not resolved by our previous settlements and pursue any and all defenses available.

At December 31, 2019 and 2018, the remaining liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $124 million and $158 million, respectively, recorded in other current liabilities, the majority of which is related to the settlement agreement that we and the Plaintiff Steering Committee filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”).  On February 15, 2017, the MDL Court entered a final order and judgment approving the PSC Settlement Agreement.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million to be allocated between two classes of

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

plaintiffs in exchange for a release of all respective claims each class has against us.  As required under the PSC Settlement Agreement, we deposited the settlement amount into an escrow account established by the MDL Court.  In August 2019 and November 2018, the MDL Court released $33 million and $58 million, respectively, from the escrow account to make payments to the plaintiffs.  At December 31, 2019 and 2018, the remaining cash balance in the escrow account was $125 million and $156 million, respectively, recorded in restricted cash accounts and investments.

Nigerian Cabotage Act litigation—In October 2007, three of our subsidiaries were each served a Notice and Demand from the Nigeria Maritime Administration and Safety Agency (“NIMASA”), imposing a two percent surcharge on the value of all contracts performed by us in Nigeria pursuant to the Coastal and Inland Shipping (Cabotage) Act 2003 (the “Cabotage Act”).  Our subsidiaries each filed an originating summons in the Federal High Court in Lagos challenging the imposition of this surcharge on the basis that the Cabotage Act and associated levy is not applicable to drilling rigs.  The respondents challenged the competence of the suits on several procedural grounds.  The court upheld the objections and dismissed the suits.  In December 2010, our subsidiaries filed a new joint Cabotage Act suit.  In June 2019, the Court of Appeal of Nigeria ruled the suits had been properly dismissed, confirming that offshore drilling rigs are not subject to the surcharges of the Cabotage Act.  NIMASA has not appealed this ruling, and the deadline for appeal has passed.  While we cannot provide assurance that NIMASA will not attempt to challenge the ruling in the future, we do not expect the proceedings to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At December 31, 2019, nine plaintiffs have claims pending in Louisiana, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2019, the subsidiary was a defendant in approximately 185 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement, that we believe will be sufficient to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Environmental matters

We have certain potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state acts regulating cleanup of hazardous substances at various waste disposal sites, including those described below.  CERCLA is intended to expedite the remediation of hazardous substances without regard to fault.  Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of, transporters to and generators of the substances at the site.  It is difficult to quantify the potential cost of environmental matters and remediation obligations.  Liability is strict and can be joint and several.

One of our subsidiaries was named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs agreed, under a participation agreement with the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Justice, to settle our potential liabilities by remediating the site.  The remedial action for the site was completed in 2006.  Our share of the ongoing operating and maintenance costs has been insignificant, and we do not expect any additional potential liabilities to be material.  Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Nevertheless, based on available information, we do not expect the ultimate liability, if any, resulting from all environmental matters, including the liability for all related pending legal proceedings, asserted legal claims, the potential claims in Alhambra, California, for which tests detected no contaminants, and known potential legal claims that are likely to be asserted, to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Note 16—Equity

Shares held by subsidiaries—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2019 and 2018, our subsidiary held 6.1 million and 0.9 million shares, respectively.

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, for our defined benefit pension plans were as follows (in millions):

	Years ended December 31,
	2019	2018
Balance, beginning of period	$(279)	$(290)

Other comprehensive income (loss) before reclassifications	(25)	6
Reclassifications to net loss	4	5
Other comprehensive income (loss), net	(21)	11
Effect of adopting accounting standards update	(24)	—
Balance, end of period	$(324)	$(279)

Redeemable noncontrolling interest—Until June 11, 2018, we owned a 65 percent interest in Angola Deepwater Drilling Company Ltd. (“ADDCL”), a Cayman Islands company and variable interest entity for which we concluded that we were the primary beneficiary.  Angco Cayman Limited (“Angco Cayman”) owned the remaining a 35 percent interest in ADDCL.  Under the terms of ADDCL’s governing documents, Angco Cayman had the right to require us to purchase its interest in ADDCL for cash, and accordingly, we presented the carrying amount of Angco Cayman’s ownership interest as redeemable noncontrolling interest on our consolidated balance sheets.  We also had the right under ADDCL’s governing documents to require Angco Cayman to sell us its interest, and we exercised that right.  On June 11, 2018, pursuant to a settlement requiring no cash payment, we acquired the interests in ADDCL not previously owned by us, and ADDCL became our wholly owned subsidiary.  In connection with the acquisition, we reclassified the $53 million aggregate carrying amount of the redeemable noncontrolling interest to additional paid-in capital.

Note 17—Share-Based Compensation

Overview

We have a long-term incentive plan (the “Long-Term Incentive Plan”) for executives, key employees and non-employee directors under which awards can be granted in the form of restricted share units, restricted shares, stock options, stock appreciation rights and cash performance awards.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain market factors or performance targets or a combination of market factors and performance targets.  Our compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long-Term Incentive Plan.  At December 31, 2019, we had 32.7 million shares authorized and 7.4 million shares available to be granted under the Long-Term Incentive Plan.  At December 31, 2019, the total unrecognized compensation cost related to our unvested share-based awards was $42 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Service awards typically vest either in three equal annual installments beginning on the first anniversary date of the grant or in an aggregate installment at the end of the stated vesting period.  Performance awards typically are subject to a three-year measurement period during which the number of options or shares to be issued remains uncertain until the end of the measurement period, at which time the awarded number of options or shares to be issued is determined.  The performance awards typically vest in one aggregate installment following the determination date.  Stock options are subject to a stated vesting period and, once vested, typically have a seven-year term during which they are exercisable.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Service awards

Restricted share units—A restricted share unit is a notional unit that is equal to one share but has no voting rights until the underlying share is issued.  The following table summarizes unvested activity for service-based units granted under our incentive plans during the year ended December 31, 2019:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2019	4,077,992	$10.40
Granted	3,044,494	8.33
Vested	(2,224,030)	10.40
Forfeited	(178,878)	9.01
Unvested at December 31, 2019	4,719,578	$9.11

During the year ended December 31, 2019, the vested restricted share units had an aggregate grant-date fair value of $23 million.  During the years ended December 31, 2018 and 2017, we granted 2,521,939 and 1,921,029 service-based units, respectively, with a per unit weighted-average grant-date fair value of $9.67 and $13.03, respectively.  During the years ended December 31, 2018 and 2017, we had 2,087,141 and 1,867,970 service-based units, respectively, that vested with an aggregate grant-date fair value of $27 million and $28 million, respectively.

Stock options—The following table summarizes activity for vested and unvested service-based stock options outstanding under our incentive plans during the year ended December 31, 2019:

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise price	contractual term	intrinsic value
	under option	per share	(years)	(in millions)
Outstanding at January 1, 2019	3,767,483	$21.56	6.84	$—
Granted	1,594,528	8.35	—	—
Forfeited	(201,596)	30.93	—	—
Expired	(295,990)	60.33	—	—
Outstanding at December 31, 2019	4,864,425	$14.48	7.34	$—

Vested and exercisable at December 31, 2019	2,212,911	$20.88	5.85	$—

During the year ended December 31, 2019, the granted stock options had a per option weighted-average grant-date fair value of $4.09.  During the year ended December 31, 2019, the vested stock options had an aggregate grant-date fair value of $10 million.  At December 31, 2019 and 2018, there were outstanding unvested stock options to purchase 2,651,514 and 2,166,969 shares, respectively.  During the years ended December 31, 2018 and 2017, we granted stock options to purchase 1,249,266 and 877,231 shares, respectively, with a per option weighted-average grant-date fair value of $9.18 and $6.46, respectively.  During the years ended December 31, 2018 and 2017, the vested stock options had an aggregate grant-date fair value of $6 million and $2 million, respectively.  During the years ended December 31, 2017 and 2016, no stock options were exercised.

Performance awards

Restricted share units—We grant performance awards in the form of restricted share units that can be earned depending on the achievement of market factors.  The number of shares ultimately earned per unit is quantified upon completion of the specified period at the determination date.  The following table summarizes unvested activity for performance-based units under our incentive plans during the year ended December 31, 2019:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2019	1,763,794	$12.93
Granted	1,067,316	10.77
Vested	(676,098)	16.25
Forfeited	(73,393)	3.02
Unvested at December 31, 2019	2,081,619	$10.78

During the year ended December 31, 2019, the vested performance-based units had an aggregate grant-date fair value of $11 million.  During the years ended December 31, 2018 and 2017, we granted 1,074,054 and 689,740 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $10.79 and $16.25, respectively.  During the years ended December 31, 2018 and 2017, the vested performance-based units had an aggregate grant-date fair value of $11 million and $7 million, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 18—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2019	2018
Other current liabilities
Accrued payroll and employee benefits	$207	$182
Accrued interest	169	184
Accrued taxes, other than income	73	69
Finance lease liability	35	—
Operating lease liabilities	13	—
Deferred revenues	100	87
Contingent liabilities	180	213
Other	4	11
Total other current liabilities	$781	$746

Other long-term liabilities were comprised of the following (in millions):

	December 31,
	2019	2018
Other long-term liabilities
Postemployment benefit plan obligations	$346	$355
Finance lease liability	444	—
Operating lease liabilities	116	—
Income taxes payable	179	476
Deferred revenues	429	399
Construction contract intangible liability	—	132
Other	41	62
Total other long-term liabilities	$1,555	$1,424

Note 19—Supplemental Cash Flow Information

Net cash provided by operating activities attributable to the net change in other operating assets and liabilities was comprised of the following (in millions):

	Years ended December 31,
	2019	2018	2017
Changes in other operating assets and liabilities
Decrease in accounts receivable	$87	$180	$230
(Increase) decrease in other assets	(30)	3	(37)
Decrease in accounts payable and other current liabilities	(21)	(154)	(115)
(Decrease) increase in other long-term liabilities	(34)	80	(13)
Change in income taxes receivable / payable, net	(303)	125	(58)
Change in receivables from / payables to affiliates, net	(10)	—	—
	$(311)	$234	$7

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Additional cash flow information was as follows (in millions):

	Years ended December 31,
	2019	2018	2017
Certain cash operating activities
Cash payments for interest	$648	$570	$486
Cash payments for income taxes	121	151	124

Non-cash investing and financing activities
Capital additions, accrued at end of period (a)	$48	$30	$20
Issuance of shares in business combinations (b)	—	2,112	—
Issuance of debt in business combination (c)	—	1,026	—
(a)	Additions to property and equipment for which we had accrued a corresponding liability in accounts payable at the end of the period. See Note 7—Drilling Fleet.
(b)	In connection with our acquisition of Songa and Ocean Rig, we issued 66.9 million and 147.7 million shares, respectively, with an aggregate fair value of $735 million and $1.4 billion, respectively. See Note 4—Business Combinations.
(c)	In connection with our acquisition of Songa, we issued $854 million aggregate principal amount of Exchangeable Bonds as partial consideration to Songa shareholders and settlement for certain Songa indebtedness. See Note 4—Business Combinations.

Note 20—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$1,790	$1,790	$2,160	$2,160
Restricted cash and cash equivalents	558	558	429	429
Restricted investments	—	—	123	123
Long-term debt, including current maturities	9,261	8,976	9,978	9,212
Derivative instruments, assets	1	1	—	—
Derivative instruments, liabilities	—	—	6	6

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest.  Our cash equivalents are primarily invested in short-term time deposits and money market funds.  The carrying amount of our cash and cash equivalents approximates fair value because of the near-term maturities of the instruments.

Restricted cash and cash equivalents—The carrying amount of our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order approximates fair value due to the near-term maturities of the instruments in which the restricted balances are held.  At December 31, 2019, the aggregate carrying amount of such restricted cash and cash equivalents was $558 million, recorded in current assets.  At December 31, 2018, the aggregate carrying amount of such restricted cash and cash equivalents was $429 million, including $428 million and $1 million, recorded in current assets and other assets, respectively.

Restricted investments—The carrying amount of our restricted investments, which are subject to restrictions due to court order or pledged for security of certain credit arrangements, approximates fair value because of the near-term maturities of the instruments.  At December 31, 2018, the aggregate carrying amount of the restricted investments was $123 million, recorded in current assets.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 21—Risk Concentration

Interest rate risk—Financial instruments that potentially subject us to concentrations of interest rate risk include our cash equivalents, short-term investments, restricted cash investments and debt.  We are exposed to interest rate risk related to our cash equivalents and short-term investments, as the interest income earned on these investments is based on variable or short-term interest rates, which change with market interest rates.  We are also exposed to the interest rate risk related to our fixed-rate debt when we refinance maturing debt with new debt or when we repurchase debt in open market repurchases.

Currency exchange rate risk—Our international operations expose us to currency exchange rate risk.  This risk is primarily associated with compensation costs of our employees and purchasing costs from non-U.S. suppliers, which are denominated in currencies other than the U.S. dollar.  We use a variety of techniques to minimize the exposure to currency exchange rate risk, including the structuring of customer contract payment terms and occasional use of forward exchange contracts. Our primary currency exchange rate risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars and local currency.  The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term.  Due to various factors, including customer acceptance, local banking laws, national content requirements, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary from those anticipated in the customer contracts, resulting in partial exposure to currency exchange rate risk.  The currency exchange effect resulting from our international operations generally has not had a material impact on our operating results.

Credit risk—Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and trade receivables, both current and long-term.  We generally maintain our cash, cash equivalents and short-term investments in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high-quality money market instruments.  We limit the amount of exposure to any one institution and do not believe we are exposed to any significant credit risk.

We earn our revenues by providing our drilling services to integrated oil companies, government-owned or government-controlled oil companies and other independent oil companies.  Our receivables are dispersed in various countries.  We establish an allowance for doubtful accounts on a case-by-case basis, considering changes in the financial position of a customer, when we believe the required payment of specific amounts owed to us is unlikely to occur.  Although we have encountered only isolated credit concerns related to independent oil companies, we occasionally require collateral or other security to support customer receivables.  In certain instances, when we determine that collection is not reasonably assured, we may occasionally offer extended payment terms and recognize revenues associated with the contract on a cash basis.

Labor agreements—We require highly skilled personnel to operate our drilling units.  We conduct extensive personnel recruiting, training and safety programs.  At December 31, 2019, we had approximately 6,600 employees, including approximately 700 persons engaged through contract labor providers.  Approximately 47 percent of our total workforce, working primarily in Norway, Brazil, the U.K., Angola and Australia are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  These negotiations sometimes result in strikes and could result in higher personnel expenses, other increased costs or increased operational restrictions, as the outcome of such negotiations affect the market for all offshore employees, not just the union members.

Note 22—Operating Segments, Geographic Analysis and Major Customers

Operating segments—We operate in a single, global market for the provision of contract drilling services to our customers.  The location of our rigs and the allocation of our resources to build or upgrade rigs are determined by the activities and needs of our customers.

Geographic analysis—Operating revenues, presented by country in which they were earned, were as follows (in millions):

	Years ended December 31,
	2019	2018	2017
Operating revenues
U.S.	$1,264	$1,496	$1,527
Norway	775	651	83
Brazil	125	110	335
Other countries (a)	924	761	1,028
Total operating revenues	$3,088	$3,018	$2,973
(a)	Other countries represents the aggregate value for countries in which we operate that individually had operating revenues representing less than 10 percent of consolidated operating revenues earned.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Long-lived assets, presented by country in which they were located, were as follows (in millions):

	December 31,
	2019 (a)	2018
Long-lived assets
U.S.	$6,259	$6,257
Norway	3,203	3,260
Greece	2,760	1,103
Other countries (b)	7,194	9,788
Total long-lived assets	$19,416	$20,408
(a)	The aggregate carrying amount includes the combined total of our property and equipment and our right-of-use assets.
(b)	Other countries represents the aggregate value for countries in which we operate that individually had long-lived assets representing less than 10 percent of consolidated long-lived assets.

Since the majority of our assets are mobile, the geographic locations of such assets at the end of the periods are not necessarily indicative of the geographic distribution of the operating revenues generated by such assets during the periods presented.  Our international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances or other market disrupting events, expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which we operate.  Although we are organized under the laws of Switzerland, we have minimal assets in Switzerland, and we do not conduct any operations or have operating revenues in Switzerland.

Major customers—For the year ended December 31, 2019, Royal Dutch Shell plc (together with its affiliates, “Shell”), Equinor ASA (together with its affiliates, “Equinor”) and Chevron Corporation (together with its affiliates, “Chevron”) accounted for approximately 26 percent, 21 percent and 17 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2018, Shell, Chevron and Equinor accounted for approximately 26 percent, 21 percent, and 18 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2017, Chevron, Shell and Petróleo Brasileiro S.A. accounted for approximately 29 percent, 17 percent and 14 percent, respectively, of our consolidated operating revenues.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 23—Subsequent Events

Priority guaranteed senior unsecured notes—On January 17, 2020, we issued $750 million aggregate principal amount of 8.00% senior unsecured notes due February 2027 (the “8.00% Senior Notes”), and we received aggregate cash proceeds of $743 million, net of issue costs.  The 8.00% Senior Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc.  Such notes rank equal in right of payment to all of our existing and future unsecured unsubordinated obligations and rank structurally senior to the extent of the value of the assets of the subsidiaries guaranteeing the notes.  We may redeem all or a portion of the 8.00% Senior Notes on or prior to February 1, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.  The indenture that governs the 8.00% Senior Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease-back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.

Debt redemption—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% Senior Notes.  On February 18, 2020, we made a payment of $767 million, including the make-whole provision, to redeem the 9.00% Senior Notes, and in the three months ending March 31, 2020, we expect to recognize a loss of approximately $66 million associated with the retirement of debt.

Note 24—Quarterly Results (Unaudited)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2019
Operating revenues	$754	$758	$784	$792
Operating loss (a)	(13)	(27)	(607)	(74)
Net loss (a)	(171)	(206)	(825)	(55)
Net loss attributable to controlling interest (a)	(171)	(208)	(825)	(51)
Per share loss
Basic	$(0.28)	$(0.34)	$(1.35)	$(0.08)
Diluted	$(0.28)	$(0.34)	$(1.35)	$(0.08)
Weighted-average shares outstanding
Basic	611	612	613	613
Diluted	611	612	613	613

2018
Operating revenues	$664	$790	$816	$748
Operating loss (b)	(4)	(917)	(305)	(25)
Net loss (b)	(212)	(1,139)	(409)	(243)
Net loss attributable to controlling interest (b)	(210)	(1,135)	(409)	(242)
Per share loss
Basic	$(0.48)	$(2.46)	$(0.88)	$(0.48)
Diluted	$(0.48)	$(2.46)	$(0.88)	$(0.48)
Weighted-average shares outstanding
Basic	438	462	463	506
Diluted	438	462	463	506
(a)	Third quarter included an aggregate loss of $583 million, primarily associated with the impairment of certain drilling units and other equipment classified as assets held for sale and $26 million associated with the impairment of certain right-of-use assets and leasehold improvements related to our leases. First quarter, second quarter, third quarter and fourth quarter included an aggregate loss of $41 million associated with the retirement of debt. First quarter and second quarter included a bargain purchase gain of $11 million associated with the Ocean Rig acquisition. Fourth quarter included a gain of $132 million associated with the termination of construction contracts for two ultra-deepwater drillships.
(b)

First quarter, third quarter and fourth quarter included an aggregate loss of $24 million associated with Songa and Ocean Rig acquisition costs.  Fourth quarter included a bargain purchase gain of $10 million associated with the Ocean Rig acquisition.  Second quarter included a loss of $462 million associated with the impairment of our goodwill.  Second quarter, third quarter and fourth quarter included an aggregate loss of $999 million associated with the impairment of certain drilling units classified as assets held for sale.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the United States (“U.S.”) Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Internal control over financial reporting—There has been no change to our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” included in Item 8 of this annual report.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2020 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2019.  Certain information with respect to our executive officers is set forth in Item 4 of this annual report under the caption “Executive Officers of the Registrant.”

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

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

(In millions)

		Additions
			Charge to
	Balance at	Charge to cost	other				Balance at
	beginning of	and	accounts		Deductions		end of
	period	expenses	-describe		-describe		period

Year ended December 31, 2017
Reserves and allowances deducted from asset accounts:
Allowance for excess and obsolete materials and supplies	153	24	—		36	(a)	141
Valuation allowance on deferred tax assets	412	162	—		—		574

Year ended December 31, 2018
Reserves and allowances deducted from asset accounts:
Allowance for excess and obsolete materials and supplies	141	12	—		19	(a)	134
Valuation allowance on deferred tax assets	574	67	40	(b)	—		681

Year ended December 31, 2019
Reserves and allowances deducted from asset accounts:
Allowance for excess and obsolete materials and supplies	134	3	—		10	(a)	127
Valuation allowance on deferred tax assets	681	37	—		2	(c)	716
(a)	Amount related to materials and supplies on rigs and related assets sold or classified as held for sale.
(b)	Amount primarily related to the following: (i) adjustments of $26 million to the valuation allowance and related deferred tax assets with corresponding adjustments to retained earnings associated with our adoption of the accounting standards update that requires an entity to recognize in the period in which it occurs the income tax consequences of an intra entity transfer of an asset other than inventory and (ii) an adjustment of $14 million to the valuation allowance related to deferred tax assets acquired in business combinations.
(c)	Amount related to adjustments to other deferred tax assets with valuation allowances.

(3) Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
2.1	Agreement and Plan of Merger, dated September 3, 2018, by and among Transocean Ltd., Transocean Oceanus Holdings Limited, Transocean Oceanus Limited and Ocean Rig UDW Inc.	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 4, 2018
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 13, 2019
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 23, 2016
4.1	Description of Shares of Transocean Ltd.	Filed herewith
4.2	Credit Agreement dated June 22, 2018, among Transocean Inc., the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 27, 2018
4.3

Increase of Commitments and First Amendment to Credit Agreement, dated May 13, 2019, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 13, 2019
4.4

Increase of Commitments, Second Amendment to Credit Agreement and First Amendment to Guaranties, dated July 15, 2019, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 15, 2019
4.5	Curative Agreement, dated September 24, 2019, between Transocean Inc. and Citibank, N.A., as administrative agent for the lenders under the Credit Agreement dated June 22, 2018, as amended	Exhibit 10.2 to Transocean Ltd.’ s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended September 30, 2019
4.6

Increase of Commitments and Third Amendment to Credit Agreement, dated December 23, 2019, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Filed herewith
4.7	Indenture, dated July 13, 2018, by and among Transocean Guardian Limited, the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 17, 2018
4.8	Indenture, dated July 20, 2018, by and among Transocean Pontus Limited, the Guarantors and Wells Fargo Bank, National Association.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 24, 2018
4.9

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Pontus Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of July 20, 2018

Exhibit 4.4 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2019
4.10	Indenture dated as of April 15, 1997 between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee	Exhibit 4.1 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.11

First Supplemental Indenture dated as of April 15, 1997 between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997

Exhibit 4.2 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.12	Second Supplemental Indenture dated as of May 14, 1999 between Transocean Offshore (Texas) Inc., Transocean Offshore Inc. and Chase Bank of Texas, National Association, as trustee	Exhibit 4.5 to Transocean Offshore Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99) filed on June 29, 1999
4.13	Fifth Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit 4.4 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.14	Form of 7.45% Notes due April 15, 2027	Exhibit 4.3 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.15	Form of 8.00% Debentures due April 15, 2027	Exhibit 4.4 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997

Number	Description	Location
4.16	Officers’ Certificate establishing the terms of the 7.50% Note due April 15, 2031	Exhibit 4.3 to Transocean Sedco Forex Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on April 9, 2001
4.17	Officers’ Certificate establishing the terms of the 7.375% Notes due April 15, 2018	Exhibit 4.14 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the fiscal year ended December 31, 2001
4.18	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed on October 30, 1997
4.19	First Supplemental Indenture dated as of June 23, 2000, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
4.20	Second Supplemental Indenture dated as of November 20, 2001, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 to GlobalSantaFe Corporation’s Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004
4.21	Third Supplemental Indenture, dated as of July 29, 2019, among Global Marine Inc, Transocean Inc. and Wilmington Trust Company, as trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 29, 2019
4.22	Form of 7% Note Due 2028	Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.23	Terms of 7% Note Due 2028	Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.24	Senior Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.36 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.25	First Supplemental Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.37 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.26	Third Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.27	Fourth Supplemental Indenture, dated as of September 21, 2010, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2010
4.28	Fifth Supplemental Indenture, dated as of December 5, 2011, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 5, 2011
4.29	Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean Inc., Transocean Ltd. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on September 13, 2012
4.30	Indenture, dated as of July 21, 2016, by and among Transocean Inc., the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 22, 2016
4.31	Indenture, dated as of October 19, 2016, by and among Transocean Phoenix 2 Limited, Transocean Ltd., Transocean Inc., Triton Capital II GmbH and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on October 20, 2016
4.32

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Phoenix 2 Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties supplementing the Indenture dated as of October 19, 2016

Exhibit 4.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2019
4.33	Indenture, dated December 8, 2016, by and among Transocean Proteus Limited, the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 8, 2016
4.34

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Proteus Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of October 19, 2016

Exhibit 4.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2019
4.35	Indenture dated as of October 17, 2017, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on October 17, 2017

Number		Description	Location
	4.36	Indenture, dated January 30, 2018, among Transocean Inc., Transocean Ltd., as guarantor, and Computershare Trust Company N.A. and Computershare Trust Company of Canada, as co-trustees	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 30, 2018
	4.37	Form of 0.50% Exchangeable Senior Bonds due 2023	Exhibit A of Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 30, 2018
	4.38	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean Inc., and the security holders named therein	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 30, 2018
	4.39	Indenture, dated October 25, 2018, among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Exhibit 4.32 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) filed on February 19, 2019
	4.40	Indenture, dated February 1, 2019, by and among Transocean Poseidon Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 1, 2019
	4.41	Indenture, dated May 24, 2019, by and among Transocean Sentry Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 29, 2019
	4.42	Indenture, dated January 17, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2020
*	10.1	First Amendment to Transocean Ltd. 2015 Long-Term Incentive Plan	Annex B to Transocean Ltd.’s definitive proxy statement (Commission File No. 001-38373) filed on March 20, 2018
	10.2	Form of Voting and Support Agreement, by and among Transocean Ltd. and certain shareholders of Ocean Rig UDW Inc.	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 4, 2018
	10.3	Form of Voting and Support Agreement, by and among Ocean Rig UDW Inc. and certain shareholders of Transocean Ltd.	Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 4, 2018.
*	10.4	Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.5 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.5	First Amendment to Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on May 22, 2013
*	10.6	Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000	Exhibit 10.10 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 1999
*	10.7

GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001 and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001

			Exhibit 10.33 to the GlobalSantaFe Corporation Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004
*	10.8	Amendment to Transocean Inc. Deferred Compensation Plan	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 29, 2005
*	10.9	Form of 2004 Performance-Based Nonqualified Share Option Award Letter	Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005
*	10.10	Form of 2004 Director Deferred Unit Award	Exhibit 10.4 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005
*	10.11	Form of 2008 Director Deferred Unit Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.12	Form of 2009 Director Deferred Unit Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2009
*	10.13	Terms and Conditions of 2013 Director Deferred Unit Award	Exhibit 10.14 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.14	Terms and Conditions of 2014 Director Deferred Unit Award	Exhibit 10.15 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.15	Terms and Conditions of 2015 Director Restricted Share Unit Award	Exhibit 10.16 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015

Number		Description	Location
*	10.16	Terms and Conditions of 2014 Executive Equity Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.17	Terms and Conditions of 2015 Executive Equity Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
	10.18	Terms and Conditions of the July 2008 Nonqualified Share Option Award	Exhibit 10.2 to Transocean Inc.’s Annual Report on Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2008
*	10.19	Terms and Conditions of the February 2009 Nonqualified Share Option Award	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.20	Terms and Conditions of the February 2012 Long Term Incentive Plan Award	Exhibit 10.28 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2011
*	10.21	Transocean Ltd. Incentive Recoupment Policy	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2012
	10.22	Form of Novation Agreement dated as of November 27, 2007 by and among GlobalSantaFe Corporation, Transocean Offshore Deepwater Drilling Inc. and certain executives	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007
*	10.23	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 001-05471) for the year ended December 31, 1991
*	10.24	First Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 1995
*	10.25	Second Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 001-05471) for the year ended December 31, 1996
*	10.26	1997 Long-Term Incentive Plan	GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997
*	10.27	Amendment to 1997 Long Term Incentive Plan	Exhibit 10.25 of GlobalSantaFe Corporation’s Annual Report on Form 20-F (Commission File No. 001-14634) for the year ended December 31, 1998
*	10.28	Amendment to 1997 Long Term Incentive Plan, dated December 1, 1999	Exhibit 10.33 of GlobalSantaFe Corporation’s Annual Report on Form 20-F (Commission File No. 001-14634) for the year ended December 31, 1999
*	10.29	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended March 31, 1998
*	10.30	First Amendment to GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
*	10.31	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan	Exhibit 4.8 of GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-73878) filed on November 21, 2001
*	10.32	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan	Exhibit A to GlobalSantaFe Corporation’s definitive proxy statement (Commission File No. 001-14634) filed on March 21, 2001
*	10.33	GlobalSantaFe 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 7, 2005)	Exhibit 10.4 to GlobalSantaFe Corporation’s Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended June 30, 2005
*	10.34	Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009	Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.35	Transocean U.S. Supplemental Retirement Benefit Plan, as amended and restated, effective as of November 27, 2007	Exhibit 10.11 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007

Number		Description	Location
*	10.36	GlobalSantaFe Corporation Supplemental Executive Retirement Plan	Exhibit 10.1 to the GlobalSantaFe Corporation Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended September 30, 2002
*	10.37	Transocean U.S. Supplemental Savings Plan	Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
	10.38	Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 10, 2008
*	10.39	Form of Assignment Memorandum for Executive Officers	Exhibit 10.6 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 19, 2008
	10.40	Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to Deepwater Horizon, as amended	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarterly period ended June 30, 2010
*	10.41	Executive Severance Benefit Policy	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on February 23, 2012
*	10.42	Transocean Ltd. 2015 Long-Term Incentive Plan	Annex B to Transocean Ltd.’s definitive proxy statement (Commission File No. 000-53533) filed on March 23, 2015
	10.43

Term Sheet Agreement for a Transocean and PSC/DHEPDS Settlement, dated May 20, 2015, among Triton Asset Leasing GmbH, Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., Transocean Holdings LLC, the Plaintiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class

			Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2015
	10.44

Confidential Settlement Agreement, Mutual Releases and Agreement to Indemnify, dated May 20, 2015, among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, BP Exploration and Production Inc. and BP America Production Co.

			Exhibit 10.6 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2015
	10.45

Transocean Punitive Damages and Assigned Claims Settlement Agreement, dated May 29, 2015, among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, the Plaintiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class

			Exhibit 10.7 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2015
*	10.46	Employment Agreement among Transocean Ltd., Transocean Offshore Deepwater Drilling Inc. and John Stobart dated December 1, 2015	Exhibit 10.60 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.47	Employment Agreement with Keelan Adamson dated August 10, 2018	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2018.
*	10.48	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
*	10.49	Employment Agreement with Mark L. Mey effective September 1, 2016	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
*	10.50	Amended and Restated Performance Award and Cash Bonus Plan of Transocean Ltd.	Filed herewith
	21	Subsidiaries of Transocean Ltd.	Filed herewith
	23.1	Consent of Ernst & Young LLP	Filed herewith
	24	Powers of Attorney	Filed herewith
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Number	Description	Location
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our consolidated balance sheets as of December 31, 2019 and December 31, 2018; (ii) our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017; (iii) our consolidated statements of comprehensive loss for the years ended December 31, 2019, 2018 and 2017; (iv) our consolidated statements of equity for the years ended December 31, 2019, 2018 and 2017; (v) our consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017; and (vi) the notes to consolidated financial statements

Filed herewith
104	The cover page from our annual report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language	Filed herewith
*	Compensatory plan or arrangement

Exhibits listed above as previously having been filed with the U.S. Securities and Exchange Commission are incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934 and made a part hereof with the same effect as if filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 18, 2020.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 18, 2020.

Signature	Title

*	Chairman of the Board of Directors
Chadwick C. Deaton

/s/ Jeremy D. Thigpen	President and Chief Executive Officer
Jeremy D. Thigpen	(Principal Executive Officer)

/s/ Mark L. Mey	Executive Vice President and Chief Financial Officer
Mark L. Mey	(Principal Financial Officer)

/s/ David Tonnel	Senior Vice President and Chief Accounting Officer
David Tonnel	(Principal Accounting Officer)

*	Director
Glyn A. Barker

*	Director
Vanessa C.L. Chang

*	Director
Frederico F. Curado

*	Director
Tan Ek Kia

*	Director
Vincent J. Intrieri

*	Director
Samuel Merksamer

*	Director
Frederick W. Mohn

*	Director
Edward R. Muller

By: /s/ David Tonnel
(Attorney-in-Fact)