Form 10-Q
period 2020-03-31
Transocean Ltd.
filed 2020-04-30
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-38373

Transocean Ltd.

(Exact name of registrant as specified in its charter)

Switzerland	98-0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Turmstrasse 30 Steinhausen, Switzerland	6312
(Address of principal executive offices)	(Zip Code)

+41 (41) 749-0500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Shares, CHF 0.10 par value	RIG	New York Stock Exchange
0.50% Exchangeable Senior Bonds due 2023	RIG/23	New York Stock Exchange

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

As of April 23, 2020, 614,577,294 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2020

PART I.FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Contract drilling revenues	$759	$754

Costs and expenses
Operating and maintenance	540	508
Depreciation and amortization	206	217
General and administrative	43	49
	789	774
Loss on impairment	(168)	—
Gain (loss) on disposal of assets, net	(1)	7
Operating loss	(199)	(13)

Other income (expense), net
Interest income	9	10
Interest expense, net of amounts capitalized	(160)	(166)
Loss on retirement of debt	(57)	(18)
Other, net	12	8
	(196)	(166)
Loss before income tax benefit	(395)	(179)
Income tax benefit	(4)	(8)

Net loss	(391)	(171)
Net income attributable to noncontrolling interest	1	—
Net loss attributable to controlling interest	$(392)	$(171)

Loss per share
Basic	$(0.64)	$(0.28)
Diluted	$(0.64)	$(0.28)

Weighted-average shares outstanding
Basic	614	611
Diluted	614	611

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2020	2019

Net loss	$(391)	$(171)
Net income attributable to noncontrolling interest	1	—
Net loss attributable to controlling interest	(392)	(171)

Components of net periodic benefit costs before reclassifications	(9)	7
Components of net periodic benefit costs reclassified to net loss	2	—

Other comprehensive income (loss) before income taxes	(7)	7
Income taxes related to other comprehensive income	—	—
Other comprehensive income (loss)	(7)	7
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive income (loss) attributable to controlling interest	(7)	7

Total comprehensive loss	(398)	(164)
Total comprehensive income attributable to noncontrolling interest	1	—
Total comprehensive loss attributable to controlling interest	$(399)	$(164)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$1,483	$1,790
Accounts receivable, net of allowance of $2 at March 31, 2020	654	654
Materials and supplies, net of allowance of $127 at March 31, 2020 and December 31, 2019	459	479
Restricted cash accounts and investments	531	558
Other current assets	164	159
Total current assets	3,291	3,640

Property and equipment	23,935	24,281
Less accumulated depreciation	(5,355)	(5,434)
Property and equipment, net	18,580	18,847
Contract intangible assets	560	608
Deferred income taxes, net	20	20
Other assets	1,000	990
Total assets	$23,451	$24,105

Liabilities and equity
Accounts payable	$244	$311
Accrued income taxes	41	64
Debt due within one year	581	568
Other current liabilities	728	781
Total current liabilities	1,594	1,724

Long-term debt	8,576	8,693
Deferred income taxes, net	277	266
Other long-term liabilities	1,529	1,555
Total long-term liabilities	10,382	10,514

Commitments and contingencies

Shares, CHF 0.10 par value, 639,674,422 authorized, 142,365,398 conditionally authorized, 617,970,525 issued and 614,545,303 outstanding at March 31, 2020, and 639,674,422 authorized, 142,365,398 conditionally
authorized, 617,970,525 issued and 611,871,374 outstanding at December 31, 2019	60	59
Additional paid-in capital	13,431	13,424
Accumulated deficit	(1,691)	(1,297)
Accumulated other comprehensive loss	(331)	(324)
Total controlling interest shareholders’ equity	11,469	11,862
Noncontrolling interest	6	5
Total equity	11,475	11,867
Total liabilities and equity	$23,451	$24,105

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Shares
Balance, beginning of period	$59	$59
Issuance of shares under share-based compensation plans	1	—
Balance, end of period	$60	$59

Additional paid-in capital
Balance, beginning of period	$13,424	$13,394
Share-based compensation	8	9
Issuance of shares under share-based compensation plans	(1)	—
Other, net	—	(7)
Balance, end of period	$13,431	$13,396

Accumulated deficit
Balance, beginning of period	$(1,297)	$(67)
Net loss attributable to controlling interest	(392)	(171)
Effect of adopting accounting standards updates	(2)	25
Balance, end of period	$(1,691)	$(213)

Accumulated other comprehensive loss
Balance, beginning of period	$(324)	$(279)
Other comprehensive income (loss) attributable to controlling interest	(7)	7
Effect of adopting accounting standards update	—	(24)
Balance, end of period	$(331)	$(296)

Total controlling interest shareholders’ equity
Balance, beginning of period	$11,862	$13,107
Total comprehensive loss attributable to controlling interest	(399)	(164)
Share-based compensation	8	9
Other, net	(2)	(6)
Balance, end of period	$11,469	$12,946

Noncontrolling interest
Balance, beginning of period	$5	$7
Total comprehensive income attributable to noncontrolling interest	1	—
Balance, end of period	$6	$7

Total equity
Balance, beginning of period	$11,867	$13,114
Total comprehensive loss	(398)	(164)
Share-based compensation	8	9
Other, net	(2)	(6)
Balance, end of period	$11,475	$12,953

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(391)	$(171)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	48	45
Depreciation and amortization	206	217
Share-based compensation expense	8	9
Loss on impairment	168	—
(Gain) loss on disposal of assets, net	1	(7)
Loss on retirement of debt	57	18
Deferred income tax expense (benefit)	10	(19)
Other, net	18	11
Changes in deferred revenues, net	5	1
Changes in deferred costs, net	(11)	(1)
Changes in other operating assets and liabilities, net	(167)	(154)
Net cash used in operating activities	(48)	(51)

Cash flows from investing activities
Capital expenditures	(107)	(52)
Proceeds from disposal of assets, net	1	12
Investments in unconsolidated affiliates	(6)	(60)
Proceeds from maturities of unrestricted and restricted investments	—	123
Net cash provided by (used in) investing activities	(112)	23

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	743	540
Repayments of debt	(909)	(616)
Other, net	(9)	(15)
Net cash used in financing activities	(175)	(91)

Net decrease in unrestricted and restricted cash and cash equivalents	(335)	(119)
Unrestricted and restricted cash and cash equivalents, beginning of period	2,349	2,589
Unrestricted and restricted cash and cash equivalents, end of period	$2,014	$2,470

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of March 31, 2020, we owned or had partial ownership interests in and operated a fleet of 41 mobile offshore drilling units, including 28 ultra-deepwater floaters, 12 harsh environment floaters and one midwater floater.  As of March 31, 2020, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, included in our annual report on Form 10-K filed on February 18, 2020.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for credit losses, allowance for excess and obsolete materials and supplies, property and equipment, intangibles, leases, income taxes, contingencies, share-based compensation and postemployment benefit plans.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 3—Accounting Standards Update

Recently adopted accounting standards

Financial instruments – credit losses—Effective January 1, 2020, we adopted the accounting standards update that requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings.  Our accounts receivable represent consideration earned for performing services in various countries for our customers, including integrated oil companies, government-owned or government-controlled oil companies and other independent oil companies, the majority of which currently have corporate family investment grade credit ratings.  We established procedures to apply the requirements of the accounting standards update using the loss-rate method by reviewing our historical credit losses and evaluating future expectations, and we recorded the initial estimated allowance with a corresponding entry to accumulated deficit.  Our adoption did not have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Unconsolidated Affiliates

Investments—We hold investments in various partially owned, unconsolidated companies.  In the three months ended March 31, 2020 and 2019, we made an aggregate cash contribution of $6 million and $59 million, respectively, to Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  At March 31, 2020 and December 31, 2019, the aggregate carrying amount of our investment in Orion, representing a 33.0 percent ownership interest, was $166 million and $164 million, respectively, recorded in other assets using the equity

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

method of accounting.  We also invest in certain companies that are involved in researching and developing technology to improve operational efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.

Related party transactions—We engage in certain related party transactions with Orion under a management services agreement for the operation and maintenance of the harsh environment floater Transocean Norge and marketing services agreement for the marketing of the rig.  Prior to the rig’s placement into service, we also engaged in certain related party transactions with Orion under a shipyard care agreement for the construction of the rig and other matters related to its completion and delivery.  In the three months ended March 31, 2020 and 2019, we received an aggregate cash payment of $5 million and $13 million, respectively, primarily related to the commissioning, preparation and mobilization of Transocean Norge under the shipyard care agreement.  We also lease the rig under a short- term bareboat charter agreement, which is now expected to expire in March 2021.  In the three months ended March 31, 2020, we recognized and paid rent expense of $5 million, recorded in operating and maintenance costs, under the bareboat charter agreement.  At March 31, 2020 and December 31, 2019, we had receivables of $35 million and $26 million, respectively, recorded in other current assets, and payables of $7 million and $9 million, respectively, recorded in other current liabilities, due from or to all unconsolidated affiliates.

Note 5—Revenues

Overview—The duration of our performance obligation varies by contract.  As of March 31, 2020, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and deliver or mobilize the rig to the drilling location.  We defer such pre-operating costs and recognize the costs on a straight-line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated contract period.  In the three months ended March 31, 2020 and 2019, we recognized pre-operating costs of $9 million and $2 million, respectively.  At March 31, 2020 and December 31, 2019, the unrecognized pre-operating costs to obtain contracts was $44 million and $34 million, respectively, recorded in other assets.  In the three months ended March 31, 2019, we recognized revenues of $10 million for performance obligations satisfied in previous periods, related to certain revenues recognized on a cash basis.

Disaggregation—We recognized revenues as follows (in millions):

	Three months ended March 31, 2020					Three months ended March 31, 2019
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$287	$—	$59	$182	$528	$314	$—	$26	$136	$476
Harsh environment floaters	—	207	—	13	220	—	181	—	77	258
Deepwater floaters	—	—	—	—	—	—	—	6	—	6
Midwater floaters	—	—	—	11	11	—	—	—	14	14
Total revenues	$287	$207	$59	$206	$759	$314	$181	$32	$227	$754

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation, paid pre-operating standby time, capital upgrades and deferred revenues for declining dayrate contracts using the straight-line method over the remaining contract term.  Contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	December 31,
	2020	2019
Deferred contract revenues, recorded in other current liabilities	$113	$100
Deferred contract revenues, recorded in other long-term liabilities	421	429
Total contract liabilities	$534	$529

Significant changes in contract liabilities were as follows (in millions):

	Three months ended
	March 31,
	2020	2019
Total contract liabilities, beginning of period	$529	$486
Decrease due to recognition of revenues for goods and services	(41)	(37)
Increase due to goods and services transferred over time	46	38
Total contract liabilities, end of period	$534	$487

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Drilling Fleet

Construction work in progress—The changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Three months ended
	March 31,
	2020	2019
Construction work in progress, beginning of period	$753	$632

Capital expenditures
Newbuild construction program	50	14
Other equipment and construction projects	57	38
Total capital expenditures	107	52
Changes in accrued capital additions	(24)	(17)
Property and equipment placed into service	(62)	(20)
Construction work in progress, end of period	$774	$647

Impairments of assets held and used—During the three months ended March 31, 2020, we identified indicators that the carrying amounts of our asset groups may not be recoverable.  Such indicators included recent significant declines in commodity prices and the market value of our stock, a reduction of expected demand for our drilling services as our customers announced reductions of capital investments in response to commodity prices and a reduction of projected dayrates.  As a result of our testing, we determined that the carrying amount of our midwater floater was impaired.  In the three months ended March 31, 2020, we recognized a loss of $31 million ($0.05 per diluted share), which had no tax effect, associated with the impairment of our midwater floater.  We measured the fair value of the drilling unit in this asset group by applying the market approach, using estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant other observable inputs, representative of a Level 2 fair value measurement, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value.

Impairments of assets held for sale—In the three months ended March 31, 2020, we recognized an aggregate loss of $137 million ($136 million, or $0.23 per diluted share, net of tax), associated with the impairment of the harsh environment floaters Polar Pioneer and Songa Dee and the midwater floaters Sedco 711 and Sedco 714, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related assets to be sold for scrap value.

Dispositions—During the three months ended March 31, 2019, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the deepwater floaters Jack Bates and Transocean 706 and the midwater floater Songa Delta, along with related assets.  In the three months ended March 31, 2019, we received aggregate net cash proceeds of $11 million and recognized an aggregate net gain of $1 million, which had no tax effect, associated with the disposal of these assets.  In the three months ended March 31, 2019, we received aggregate net cash proceeds of $1 million and recognized an aggregate net gain of $6 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At March 31, 2020, the aggregate carrying amount of our assets held for sale, including the harsh environment floaters Polar Pioneer and Songa Dee and the midwater floaters Sedco 711 and Sedco 714, along with related assets, was $5 million, recorded in other current assets.  At December 31, 2019, we had no assets classified as held for sale.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
6.50% Senior Notes due November 2020	$198	$206	$198	$206
6.375% Senior Notes due December 2021	184	222	184	221
5.52% Senior Secured Notes due May 2022	178	200	176	198
3.80% Senior Notes due October 2022	187	190	186	189
0.50% Exchangeable Bonds due January 2023	863	863	862	862
5.375% Senior Secured Notes due May 2023	519	525	513	518
9.00% Senior Notes due July 2023	—	714	—	701
5.875% Senior Secured Notes due January 2024	626	667	616	656
7.75% Senior Secured Notes due October 2024	420	420	412	412
6.25% Senior Secured Notes due December 2024	437	437	430	430
6.125% Senior Secured Notes due August 2025	501	534	492	525
7.25% Senior Notes due November 2025	750	750	738	737
7.50% Senior Notes due January 2026	750	750	743	743
6.875% Senior Secured Notes due February 2027	550	550	541	541
8.00% Senior Notes due February 2027	750	—	743	—
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	306	306
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	992	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	9,246	9,361	9,157	9,261

Less debt due within one year
6.50% Senior Notes due November 2020	198	206	198	206
5.52% Senior Secured Notes due May 2022	89	88	88	87
3.80% Senior Notes due October 2022	5	—	5	—
5.375% Senior Secured Notes due May 2023	32	16	29	14
5.875% Senior Secured Notes due January 2024	83	83	79	79
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	60	60
6.125% Senior Secured Notes due August 2025	66	66	64	64
Total debt due within one year	595	581	581	568
Total long-term debt	$8,651	$8,780	$8,576	$8,693

Scheduled maturities—At March 31, 2020, the scheduled maturities of our debt were as follows (in millions):

Total
Years ending March 31,
2021	$595
2022	606
2023	1,466
2024	1,020
2025	516
Thereafter	5,043
Total principal amount of debt	9,246
Total debt-related balances, net	(89)
Total carrying amount of debt	$9,157

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and in May, July, September and December 2019, we amended the terms of the Secured Credit Facility to, among other changes, increase the borrowing capacity to $1.3 billion and add to and clarify the lender parties and their respective commitments under the facility.  The Secured Credit Facility is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At March 31, 2020, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At March 31, 2020, we had no borrowings outstanding, $7 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  As of March 31, 2020, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Exchangeable bonds—The 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Bonds”) may be converted at any time prior to the maturity date at an exchange rate of 97.29756 shares per $1,000 note, equivalent to a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.

Debt issuances

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

Senior secured notes—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”), and we received aggregate cash proceeds of $539 million, net of discount and issue costs.  The 6.875% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Poseidon and the equity of the wholly owned subsidiaries that own or operate the collateral rig.  Additionally, we were required to deposit $19 million in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of (a) interest only through August 2021 and (b) principal and interest thereafter.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

Debt retirements

Redemption—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% senior notes due July 2023 (the “9.00% Senior Notes”).  On February 18, 2020, we made a payment of $767 million, including the make-whole provision, to redeem the 9.00% Senior Notes, and in the three months ended March 31, 2020, we recognized a loss of $65 million associated with the retirement of debt.

Repurchases—During the three months ended March 31, 2020, we repurchased in the open market debt securities with aggregate principal amounts as follows (in millions):

Three months
ended
March 31,
2020
6.50% Senior Notes due November 2020	$8
6.375% Senior Notes due December 2021	38
3.80% Senior Notes due October 2022	3
5.375% Senior Secured Notes due May 2023	6
Aggregate principal amount retired	$55

Aggregate cash payment	$46
Aggregate net gain	$8

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Note 8—Income Taxes

Tax provision and rate—In the three months ended March 31, 2020 and 2019, our effective tax rate was 1.1 percent and 4.5 percent, respectively, based on loss before income tax benefit.  In the three months ended March 31, 2020 and 2019, the effect of various discrete period tax items was a net tax benefit of $20 million and $25 million, respectively.  In the three months ended March 31, 2020, such discrete items included the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, as well as settlements and expirations of various uncertain tax positions, gains and losses on currency exchange rates and changes in valuation allowances.  In the three months ended March 31, 2019, such discrete items included the reversal of various uncertain tax provisions and adjustments to our valuation allowance.  In the three months ended March 31, 2020 and 2019, our effective tax rate, excluding discrete items, was (9.5) percent and (10.6) percent, respectively, based on loss before income tax expense.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010, and in June 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  In the years ended December 31, 2018 and 2019, a portion of each of the two cases was favorably closed.  As of March 31, 2020, the remaining aggregate tax assessment was for BRL 730 million, equivalent to approximately $140 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Loss Per Share

The numerator and denominator used to compute loss per share were as follows (in millions, except per share data):

	Three months ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(392)	$(392)	$(171)	$(171)

Denominator for loss per share
Weighted-average shares outstanding	613	613	610	610
Effect of share-based awards and other equity instruments	1	1	1	1
Weighted-average shares for per share calculation	614	614	611	611

Loss per share	$(0.64)	$(0.64)	$(0.28)	$(0.28)

In the three months ended March 31, 2020 and 2019, we excluded from the calculation 11.1 million and 12.1 million share-based awards, respectively, since the effect would have been anti-dilutive.  In the three months ended March 31, 2020 and 2019, we excluded from the calculation 84.0 million shares issuable upon conversion of the Exchangeable Bonds since the effect would have been anti-dilutive.

Note 10—Contingencies

Legal proceedings

Macondo well incident—On April 22, 2010, the ultra-deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc.  Most claims, both civil and criminal, brought against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”), a significant portion of which has now been resolved or is pending release of funds from escrow.  We will vigorously defend against any actions not resolved by our previous settlements and pursue any and all defenses available.

At March 31, 2020 and December 31, 2019, the remaining liability for estimated loss contingencies that we believe are probable and for which a reasonable estimate can be made was $124 million, recorded in other current liabilities, the majority of which is related to the settlement agreement that we and the Plaintiff Steering Committee filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”), which was approved by the MDL Court on February 15, 2017.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million to be allocated between two classes of plaintiffs in exchange for a release of all respective claims each class has against us.  As required under the PSC Settlement Agreement, we deposited the settlement amount into an escrow account established by the MDL Court.  At March 31, 2020 and December 31, 2019, the remaining cash balance in the escrow account was $125 million, recorded in restricted cash accounts and investments.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At March 31, 2020, nine plaintiffs have claims pending in Louisiana, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2020, the subsidiary was a defendant in approximately 201 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement, that we believe will be sufficient to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

One of our subsidiaries was named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs agreed, under a participation agreement with the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Justice, to settle our potential liabilities by remediating the site.  The remedial action for the site was completed in 2006.  Our share of the ongoing operating and maintenance costs has been insignificant, and we do not expect any additional potential liabilities to be material.  Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  Nevertheless, based on available information, we do not expect the ultimate liability, if any, resulting from all environmental matters, and known potential legal claims that are likely to be asserted, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$1,483	$1,483	$1,790	$1,790
Restricted cash and cash equivalents	531	531	558	558
Long-term debt, including current maturities	9,157	5,001	9,261	8,976
Derivative instruments, assets	—	—	1	1
Derivative instruments, liabilities	5	5	—	—

We estimated the fair value of each class of financial instruments by applying the following methods and assumptions:

Cash and cash equivalents—Our cash and cash equivalents are primarily invested in demand deposits, short-term time deposits and money market funds.  The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of the instruments.

Restricted cash and cash equivalents—Our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order, are primarily invested in demand deposits, short-term time deposits and money market funds.  The carrying amount of our restricted cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of the instruments.

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

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

◾the effect, impact, potential duration or other implications of the recent outbreak of a novel strain of coronavirus (“COVID-19”) and the dispute over production levels among major oil and gas producing countries and any expectations we may have with respect thereto;
◾our results of operations, our revenue efficiency and other performance indicators and our cash flow from operations;
◾the offshore drilling market, including the effects of declines in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for the various geographies in which we operate or for our classes of rigs;
◾customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, terminations, renegotiations, contract option exercises, contract revenues, early termination payments, indemnity provisions and rig mobilizations;
◾liquidity, including availability under our bank credit agreement, and adequacy of cash flows for our obligations;
◾debt levels, including impacts of the current financial and economic downturn, and interest rates;
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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2019 and in Part II of this quarterly report on Form 10-Q;
◾the effects of public health threats, pandemics and epidemics, such as the recent outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
◾the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries, such as the Kingdom of Saudi Arabia, and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the prices of oil and natural gas;
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 23, 2020, we owned or had partial ownership interests in and operated 41 mobile offshore drilling units, including 28 ultra-deepwater floaters, 12 harsh environment floaters and one midwater floater.  As of April 23, 2020, we were constructing two ultra-deepwater drillships.

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

Significant Events

Debt issuance—On January 17, 2020, we issued $750 million aggregate principal amount of 8.00% senior unsecured notes due February 2027 (the “8.00% Senior Notes”), and we received aggregate cash proceeds of $743 million, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% senior notes due July 2023 (the “9.00% Senior Notes”).  On February 18, 2020, we made a payment of $767 million, including the make-whole provision, to redeem the 9.00% Senior Notes, and in the three months ended March 31, 2020, we recognized a loss of $65 million associated with the retirement of debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In the three months ended March 31, 2020, we repurchased in the open market $55 million aggregate principal amount of certain of our debt securities.  We made an aggregate cash payment of $46 million and recognized an aggregate net gain of $8 million associated with the retirement of such debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Impairments—In the three months ended March 31, 2020, we recognized an aggregate loss of $137 million associated with the impairment of two harsh environment floaters and two midwater floaters, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  See “—Operating Results.”

In the three months ended March 31, 2020, as a result of impairment testing, we determined that the remaining drilling rig and related assets in our midwater floater asset group were impaired, and we recognized a loss of $31 million associated with the impairment of these held and used assets.  See “—Operating Results”.

Outlook

Drilling market—For the last several quarters, the demand for our drilling services steadily increased and contract durations and dayrates substantially improved in all geographic market sectors.  This momentum was interrupted by the economic disruption associated with the global outbreak of COVID-19, the significant decline of commodity prices spurred by production disputes among major oil-producing countries, and oil price declines subsequently exacerbated by concerns that global storage capacity would be inadequate to accommodate anticipated surpluses.

Actions taken by governmental authorities, nongovernmental organizations, businesses and individuals around the world to slow the COVID-19 pandemic and associated consumer behavior have negatively impacted forecasted global economic activity, thereby resulting in lower demand for crude oil.  This has created a current and forecasted oversupply, precipitating the recent steep decline in oil prices and an increase in oil price volatility.  As a result, many of our customers have reduced capital expenditures for the remainder of 2020 resulting in several previously sanctioned offshore projects being either delayed or cancelled.  Additionally, some customers are deferring final investment decisions on certain pending projects in part, we speculate, because such projects may not provide satisfactory economic returns at current oil price levels.  It is unclear how long these deferrals will persist.  These actions have an adverse impact on our near-term market outlook.

Given the rapid pace of global developments with both the COVID-19 pandemic and the direct and indirect effect of production disputes among, and corrective actions taken by, major oil-producing countries, the extent to which the offshore drilling industry will be impacted is currently unclear.  We anticipate that volatile market conditions will persist in the near term as these global developments evolve, and we believe that the challenging conditions are, at least in the near term, reversing the positive trends experienced in 2019, adversely affecting the demand for our services and increasing the risk of contract cancellations, renegotiations, early terminations and contract option periods remaining unexercised.  As the negative effects of these global events eventually subside, and oil prices improve and stabilize, we believe the long-term prospects of the offshore drilling floater market will be positive, especially for the highest specification vessels.  The structural efficiency gains achieved by the offshore oil and gas industry in the past five years have substantially improved the economics of offshore development projects, and we believe such efficiency gains will make these projects attractive again when the commodity prices sufficiently recover from the current levels.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of April 16, 2020, the uncommitted fleet rates for the remainder of 2020 and each of the four years in the period ending December 31, 2024 were as follows:

	2020	2021	2022	2023	2024
Uncommitted fleet rate
Ultra-deepwater floaters	62%	71%	83%	83%	83%
Harsh environment floaters	47%	52%	63%	80%	98%
Midwater floaters	100%	100%	100%	100%	100%

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

	April 16,	February 14,	April 17,
	2020	2020	2019
Contract backlog	(In millions)
Ultra-deepwater floaters	$6,936	$7,282	$8,480
Harsh environment floaters	2,662	2,836	3,565
Midwater floaters	—	45	85
Total contract backlog	$9,598	$10,163	$12,130

We believe our industry-leading contract backlog sets us apart from the competition.  Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog includes amounts associated with our contracted newbuild unit that is currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as a waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

The outbreak of COVID-19 and the recent precipitous drop in oil prices could have significant adverse consequences for the financial condition of our customers and suppliers.  This may result in contract cancellations, early terminations, customers seeking price reductions or more favorable economic terms, a reduced ability to ultimately collect receivables, or entry into lower dayrate contracts or having to idle, stack or retire more of our rigs.

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

	Three months ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Average daily revenue
Ultra-deepwater floaters	$332,600	$336,800	$339,900
Harsh environment floaters	$303,100	$307,700	$286,300
Midwater floaters	$112,600	$119,400	$88,600
Total fleet average daily revenue	$314,900	$317,700	$306,500

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may be affected by revenues for lump sum bonuses or demobilization fees received from our customers.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high specification jackups are typically contracted at lower dayrates compared to ultra-deepwater floaters and harsh environment floaters.  We no longer operate deepwater floaters or high-specification jackups.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.

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

	Three months ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Revenue efficiency
Ultra-deepwater floaters	97%	98%	100%
Harsh environment floaters	89%	94%	94%
Midwater floaters	87%	91%	92%
Total fleet average revenue efficiency	94%	96%	98%

Revenue efficiency measures our ability to ultimately convert our contractual opportunities into revenues.  Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting on weather rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.  Our revenue efficiency rate is also affected by incentive performance bonuses or penalties.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We exclude rigs that are not operating under contract, such as those that are stacked.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Rig utilization
Ultra-deepwater floaters	61%	56%	47%
Harsh environment floaters	63%	76%	80%
Midwater floaters	39%	33%	40%
Total fleet average rig utilization	60%	61%	56%

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

Operating Results

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended March 31,
	2020	2019	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	2,419	2,450	(31)	(1)%
Average daily revenue	$314,900	$306,500	$8,400	3%
Revenue efficiency	94%	98%
Rig utilization	60%	56%

Contract drilling revenues	$759	$754	$5	1%

Operating and maintenance expense	(540)	(508)	(32)	(6)%
Depreciation and amortization expense	(206)	(217)	11	5%
General and administrative expense	(43)	(49)	6	12%
Loss on impairment	(168)	—	(168)	nm
Gain (loss) on disposal of assets, net	(1)	7	(8)	nm
Operating loss	(199)	(13)	(186)	nm

Other income (expense), net
Interest income	9	10	(1)	(10)%
Interest expense, net of amounts capitalized	(160)	(166)	6	4%
Loss on retirement of debt	(57)	(18)	(39)	nm
Other, net	12	8	4	50%
Loss before income tax benefit	(395)	(179)	(216)	nm
Income tax benefit	4	8	(4)	(50)%
Net loss	$(391)	$(171)	$(220)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (a) approximately $35 million resulting from the reactivations of two ultra-deepwater floaters in Brazil, (b) approximately $30 million resulting from increased dayrates, (c) approximately $20 million resulting from a harsh environment floater that we placed into service in August 2019 and (d) approximately $5 million resulting from customer reimbursables.  These increases were partially offset by the following decreases: (a) approximately $40 million resulting from lower activity, (b) approximately $30 million resulting from lower revenue efficiency and (c) approximately $15 million resulting from rigs sold or classified as held for sale.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (a) approximately $30 million resulting from the reactivations of two ultra-deepwater floaters in Brazil, (b) approximately $30 million resulting from the harsh environment floater that we placed into service in August 2019, (c) approximately $5 million for customer reimbursables and (d) approximately $5 million resulting from severance costs.  Additionally, in the three months ended March 31, 2020, we incurred approximately $2 million in personnel and related costs associated with our mitigation efforts related to the COVID-19 outbreak.  These increases were partially offset by the following decreases: (a) approximately $25 million resulting from lower activity and reduced shipyard costs, (b) approximately $10 million resulting from rigs sold or classified as held for sale and (c) approximately $5 million resulting from lower onshore personnel costs.

Depreciation and amortization expense decreased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to rigs sold or classified as held for sale subsequent to March 31, 2019.

General and administrative costs and expenses decreased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following: (a) $6 million resulting from costs recognized in the prior-year period related to the integration of Ocean Rig UDW Inc. and (b) $4 million resulting from reduced legal and professional fees, partially offset by (c) $2 million resulting from increased costs related to our cybersecurity program.

Loss on impairment of assets—In the three months ended March 31, 2020, we recognized a loss on impairment related to the following: (a) an aggregate net loss of $137 million associated with certain assets that we determined were impaired at the time we classified them as held for sale and (b) a loss of $31 million associated with the impairment of our midwater floater asset group.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a decrease of $27 million resulting from the retirement of debt, partially offset by an increase of $23 million resulting from debt issued subsequent to March 31, 2019.

In the three months ended March 31, 2020, we recognized a loss of $65 million associated with the retirement of the fully redeemed 9.00% Senior Notes.  Partially offsetting the loss, we recognized an aggregate net gain of $8 million associated with the retirement of $55 million aggregate principal amount of our debt securities repurchased in the open market.  In the three months ended March 31, 2019, we recognized a loss of $18 million associated with the retirement of notes validly tendered in the tender offers made in the prior-year period.

Income tax expense—In the three months ended March 31, 2020 and 2019, our effective tax rate was 1.1 percent and 4.5 percent, respectively, based on loss before income tax benefit.  In the three months ended March 31, 2020 and 2019, the effect of various discrete period tax items was a net tax benefit of $20 million and $25 million, respectively.  In the three months ended March 31, 2020, such discrete items included the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act which included the release of valuation allowances previously recorded, as well as settlements and expirations of various uncertain tax positions, gains and losses on currency exchange rates and changes in valuation allowances.  In the three months ended March 31, 2019, such discrete items included the reversal of various uncertain tax provisions and adjustments to our valuation allowance.  In the three months ended March 31, 2020 and 2019, our effective tax rate, excluding discrete items, was (9.5) percent and (10.6) percent, respectively, based on loss before income tax expense.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended March 31, 2020, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Switzerland, and the U.K.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2020, we had $1.5 billion in unrestricted cash and cash equivalents and $531 million in restricted cash and cash equivalents.  In the three months ended March 31, 2020, our primary source of cash was net cash proceeds from the issuance of debt.  Our primary uses of cash were as follows: (a) repayments of debt, (b) capital expenditures and (c) net cash used in our operating activities.

	Three months ended
	March 31,
	2020	2019	Change
	(In millions)
Cash flows from operating activities
Net loss	$(391)	$(171)	$(220)
Non-cash items, net	516	274	242
Changes in operating assets and liabilities, net	(173)	(154)	(19)
	$(48)	$(51)	$3

Net cash used in operating activities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was not significantly changed.

	Three months ended
	March 31,
	2020	2019	Change
	(In millions)
Cash flows from investing activities
Capital expenditures	$(107)	$(52)	$(55)
Proceeds from disposal of assets, net	1	12	(11)
Investments in unconsolidated affiliates	(6)	(60)	54
Proceeds from unrestricted and restricted short-term investments	—	123	(123)
	$(112)	$23	$(135)

Net cash used in investing activities increased primarily due to (a) proceeds from maturities of short-term investments in the three months ended March 31, 2019 with no comparable activity in the three months ended March 31, 2020 and (b) increased capital expenditures, partially offset by (c) reduced investments in unconsolidated affiliates.

	Three months ended
	March 31,
	2020	2019	Change
	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	$743	$540	$203
Repayments of debt	(909)	(616)	(293)
Other, net	(9)	(15)	6
	$(175)	$(91)	$(84)

Net cash used in financing activities increased primarily due to (a) increased cash used to repay debt, partially offset by (b) greater net cash proceeds from the issuance of the 8.00% Senior Notes in the three months ended March 31, 2020 compared to the net cash proceeds from the issuance of the 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”) in the three months ended March 31, 2019.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our expected liquidity needs, among other factors, we may continue to use a portion of our cash on hand, internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

The effects of the COVID-19 outbreak and the recent oil price decline could have significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Although the COVID-19 outbreak and the recent oil price decline could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.

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

Secured Credit Facility—In June 2018, we entered into a bank credit agreement, which established a $1.0 billion secured revolving credit facility (the “Secured Credit Facility”), and in May, July, September and December 2019, we amended the terms of the Secured Credit Facility to, among other changes, increase the borrowing capacity to $1.3 billion and add to and clarify the lender parties and their respective commitments under the facility.  The Secured Credit Facility is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Invictus, Deepwater Orion, Deepwater Skyros, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At April 23, 2020, we had no borrowings outstanding, $7 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Debt issuances—On January 17, 2020, we issued $750 million aggregate principal amount of our 8.00% Senior Notes, and we received aggregate cash proceeds of $743 million, net of issue costs.  We may redeem all or a portion of the 8.00% Senior Notes on or prior to February 1, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices

On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% Senior Secured Notes, and we received aggregate cash proceeds of $539 million, net of discount and issue costs.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rig Deepwater Poseidon to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”), and we received aggregate cash proceeds of $517 million, net of discount and issue costs.  The indenture that governs the 5.375% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs Transocean Endurance and Transocean Equinox to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 5.375% Senior Secured Notes on or prior to May 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

Early debt retirement—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% Senior Notes and on February 18, 2020, we made a payment of $767 million, including the make-whole provision, to redeem the notes.  In the three months ended March 31, 2020, we repurchased in the open market $55 million aggregate principal amount of our debt securities for an aggregate cash payment of $46 million.

On February 5, 2019, we completed cash tender offers to purchase certain notes (the “2019 Tendered Notes”).  We received valid tenders from holders of $510 million aggregate principal amount of the 2019 Tendered Notes, and we made an aggregate cash payment of $522 million to settle the 2019 Tendered Notes.  In the year ended December 31, 2019, we repurchased in the open market $434 million aggregate principal amount of our debt securities for an aggregate cash payment of $449 million.

Investments in unconsolidated affiliates—We hold a 33.0 percent ownership interest in Orion, the company that owns the harsh environment floater Transocean Norge.  In the three months ended March 2020 and in the year ended December 31, 2019, we made an aggregate cash contribution of $6 million and $74 million, respectively, to Orion.  Additionally, in the year ended December 31, 2019, we made an aggregate cash contribution of $3 million to certain companies that are involved in researching and developing technology to improve operational efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, we filed a settlement agreement (the “PSC Settlement Agreement”) in which we agreed to pay a total of $212 million, and in exchange, the two classes of plaintiffs agreed to release all respective claims against us.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving the PSC Settlement Agreement.  As required under the PSC Settlement Agreement, we made a cash deposit of $212 million into an escrow account established by the MDL Court for the settlement.  In August 2019, the MDL Court released $33 million from the escrow account to make payments to the plaintiffs.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At April 23, 2020, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.3 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of March 31, 2020, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019:

		Twelve months ending March 31,
	Total	2021	2022 - 2023	2024 - 2025	Thereafter
	(in millions)
Contractual obligations
Debt	$9,246	$595	$2,072	$1,536	$5,043
Interest on debt	4,345	571	1,024	828	1,922
Total	$13,591	$1,166	$3,096	$2,364	$6,965

Other commercial commitments—As of March 31, 2020, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019.

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

In the three months ended March 31, 2020, we made capital expenditures of $107 million, including capitalized interest of $11 million.  We only capitalize interest costs during periods in which progress for construction projects continues to be underway.  The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	three months	nine months			Total
	through	ended	ending			estimated
	December 31,	March 31,	December 31,	For the years ending December 31,		costs at
	2019	2020	2020	2021	2022	completion
	(In millions)
Deepwater Atlas (a)	$329	$13	$503	$80	$—	$925
Deepwater Titan (b)	309	37	151	633	15	1,145
Total	$638	$50	$654	$713	$15	$2,070
(a)	Deepwater Atlas, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore does not yet have a drilling contract and is contracted to be delivered in the fourth quarter of 2020. We have estimated that, following the delivery of Deepwater Atlas, the costs to mobilize the rig to a location where it may be placed into service will be $40 million and have included such estimated costs in the table above.
(b)	Deepwater Titan, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore, is expected to commence operations under its drilling contract in the fourth quarter of 2021. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  Considering recent market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the three months ended March 31, 2020, we identified four such drilling units that we intend to sell for scrap value.  During the year ended December 31, 2019, we identified six such drilling units that we sold for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.  During the year ended December 31, 2019, we completed the sale of six ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received net cash proceeds of $64 million.

Other Matters

Regulatory matters

From time to time, we receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  See Notes to Condensed Consolidated Financial Statements—Note 10—Contingencies.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  We disclose our significant accounting policies in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2019.

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2019.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of March 31, 2020 there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

Accounting Standards Updates

For a discussion of the new accounting standards updates that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—Accounting Standards Update in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to currency exchange rate risk related to our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2019.

Interest rate risk—The following table presents the principal amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of March 31, 2020 for the 12-month periods ending March 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$595	$606	$1,466	$1,020	$516	$5,043	$9,246	$5,001
Average interest rate	6.26%	6.86%	2.83%	5.91%	6.86%	7.40%

At March 31, 2020 and December 31, 2019, the fair value of our outstanding debt was $5.0 billion and $8.9 billion, respectively.  During the three months ended March 31, 2020, the fair value of our debt decreased by $3.9 billion due to the following: (a) a decrease of $3.4 billion due to changes in market prices for our outstanding debt, (b) a decrease of $814 million due to the early retirement of debt resulting from the redemption of the 9.00% senior notes due July 2023 and open market repurchases of certain of our debt securities and (c) a decrease of $97 million due to the repayment of debt at scheduled maturities, partially offset by (d) an increase of $344 million due to the issuance of the 8.00% senior notes due February 2027.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States (“U.S.”) Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15 and 15d-15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters” in our annual report on Form 10-K for the year ended December 31, 2019.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2019.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2020, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Except as disclosed below, there have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019; however, the potential effects of the recent outbreak of a novel strain of coronavirus (“COVID-19”) discussed below could potentially also impact many of such previously disclosed risk factors.

Public health threats could have significant adverse consequences for our business and operations.

Public health threats, pandemics and epidemics, such as the recent outbreak of COVID-19, severe influenza, other coronaviruses and other highly communicable viruses or diseases, may impact our operations directly or indirectly, including by disrupting the operations of our business partners, suppliers and customers in ways that could adversely impact our operations.  For instance, the recent outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in various actions by governmental authorities around the world to prevent the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions.  In addition, the risk of infection and health risk associated with COVID-19, and the death or illness of many individuals across the globe, is resulting in actions by individuals and companies seeking to curtail the spread of COVID-19, such as companies across the world requiring employees to work remotely, suspending all non-essential travel worldwide for employees, and discouraging employee attendance at in-person work-related meetings, as well as individuals voluntarily social distancing and self-quarantining.

We have taken similar precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate.  Our operational employees generally are currently still able to work on site and on our rigs.  We have taken comprehensive and global precautionary measures with respect to such operational employees, such as requiring them to verify they have not either experienced any symptoms consistent with COVID-19 or been in close contact with someone showing such symptoms before they are permitted to travel to the work site or rig, quarantining any operational employee on a rig who has shown signs of COVID-19, regardless of whether such employee has been confirmed to be infected, and imposing social distancing requirements in certain areas of the rig, such as in the dining hall and sleeping quarters and are incurring incremental costs.  We are also actively assessing and planning for various operational contingencies; however, we cannot guarantee that any actions taken by us, including the precautionary measures noted above, will be effective in preventing either an outbreak of COVID-19 on one or more of our rigs or other adverse effects related to COVID-19.  To the extent there is an outbreak of COVID-19 on one or more of our rigs, we may have to temporarily shut down operations of such rig or rigs, which could result in significant downtime or contract termination and have substantial adverse consequences for our business and results of operations.  In addition, most of our non-operational employees are now working remotely, which increases various operational risks.  For instance, working remotely may increase the risk of security breaches or other cyber incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations.

Many governmental authorities across the globe have implemented travel restrictions and mandatory quarantine measures to prevent the spread of COVID-19, and in complying with such governmental actions, we have experienced, and expect to continue to experience, increased difficulties, delays and costs in moving our personnel in and out of, and to work in, the various jurisdictions in which we operate.  We may be unable to pass along these increased expenses to our customers.  Additionally, disruptions to or restrictions on the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in the jurisdictions in which we operate or to progress the construction of our newbuild projects, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations, or other effects related to the COVID-19 outbreak, may have significant adverse consequences on our ability to meet our commitments to customers, including by increasing our operating costs and increasing the risk of rig downtime and could result in contract terminations.

The magnitude and duration of potential social, economic and labor instability resulting from the recent COVID-19 outbreak is uncertain and cannot be estimated at this time as such effects depend on future events that are largely out of our control.

The recent outbreak of COVID-19 has had, and may continue to have, significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers

The recent outbreak of COVID-19 and the responses of governmental authorities, companies and the self-imposed restrictions by many individuals across the world to stem the spread of the virus have significantly reduced global economic activity, as there has been a dramatic decrease in the number of businesses open for operation and a substantial reduction in the number of people across the world that have been going to work or leaving their house to purchase goods and services.  This has also resulted in airlines dramatically cutting back on flights and has reduced the number of cars on the road.  As a result, there has also been a sharp reduction in the demand for oil and a precipitous decline in oil prices, and such decline in oil prices has been exacerbated by the recent dispute over production levels among oil-producing countries, the resultant significant increase in production levels by such countries and limited storage capacity for crude oil and refined products.

Concerns over the prolonged negative effects of the COVID-19 outbreak on economic and business prospects across the world have contributed to increased market and oil price volatility and have diminished expectations for the performance of the global economy.  These factors, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the COVID-19 outbreak and the recent precipitous oil price decline, have precipitated an economic slowdown and likely a recession.  Any such slowdown or recession, or a prolonged period of depressed oil prices, could have significant adverse consequences for the financial condition of our customers or suppliers, and result in reductions to their drilling and production expenditures and delays or cancellations of projects, thus decreasing demand for our services.  Such conditions could also result in an increased risk that our customers may seek price reductions or more favorable economic terms for our services, terminate our contracts or otherwise be unable to timely pay outstanding receivables owed to us, or could result in us having to enter into lower dayrate contracts or to idle, stack or retire more of our rigs.  Additionally, any early termination payment made in connection with an early contract termination may not fully compensate us for the loss of the contract.  Accordingly, the actual amount of revenues earned may be substantially lower than the backlog reported.  To the extent our suppliers experience a deterioration in financial condition or operational capability as a result of such depressed market and industry conditions or we or other suppliers incur delays in moving personnel to and from drilling rigs, we may experience disruptions in supply, which could increase our operating costs and increase rig downtime.  The occurrence of any such events with respect to our customers, contracts or suppliers could have significant adverse consequence for our business and financial position.

The ultimate extent of the impact of the COVID-19 outbreak on our business and financial position will depend largely on future developments, including the duration, spread or containment of the outbreak, particularly within the geographic locations where we operate, and the related impact on overall economic activity, all of which are highly uncertain at this time.  We believe, for example, depressed market and industry conditions could place significant pressure on the liquidity and solvency of many offshore drilling contractors, leading them to pursue restructuring transactions.  We are unable to predict the timing or impact of any such restructurings, if completed, on the capital structure and competitive dynamics among offshore drilling companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
January 2020	—	$—	—	$3,375
February 2020	—	—	—	3,375
March 2020	—	—	—	3,375
Total	—	$—	—	$3,375
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion. At March 31, 2020, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.3 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 13, 2019
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 23, 2016
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Indenture, dated January 17, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019; (ii) our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019; (iii) our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2020 and 2019; (iv) our condensed consolidated statements of equity for the three months ended March 31, 2020 and 2019; (v) our condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on April 30, 2020.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)