Form 10-Q
period 2020-06-30
Transocean Ltd.
filed 2020-07-31
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 23, 2020, 614,612,545 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2020

PART I.FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Contract drilling revenues	$930	$758	$1,689	$1,512

Costs and expenses
Operating and maintenance	525	510	1,065	1,018
Depreciation and amortization	196	219	402	436
General and administrative	45	45	88	94
	766	774	1,555	1,548
Loss on impairment	(429)	(1)	(597)	(1)
Gain (loss) on disposal of assets, net	1	(10)	—	(3)
Operating loss	(264)	(27)	(463)	(40)

Other income (expense), net
Interest income	4	12	13	22
Interest expense, net of amounts capitalized	(153)	(168)	(313)	(334)
Gain (loss) on retirement of debt	4	(9)	(53)	(27)
Other, net	(56)	23	(44)	31
	(201)	(142)	(397)	(308)
Loss before income tax expense	(465)	(169)	(860)	(348)
Income tax expense	32	37	28	29

Net loss	(497)	(206)	(888)	(377)
Net income attributable to noncontrolling interest	—	2	1	2
Net loss attributable to controlling interest	$(497)	$(208)	$(889)	$(379)

Loss per share
Basic	$(0.81)	$(0.34)	$(1.45)	$(0.62)
Diluted	$(0.81)	$(0.34)	$(1.45)	$(0.62)

Weighted-average shares outstanding
Basic	615	612	615	612
Diluted	615	612	615	612

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(497)	$(206)	$(888)	$(377)
Net income attributable to noncontrolling interest	—	2	1	2
Net loss attributable to controlling interest	(497)	(208)	(889)	(379)

Components of net periodic benefit costs before reclassifications	—	—	(9)	7
Components of net periodic benefit costs reclassified to net loss	2	1	4	1

Other comprehensive income (loss) before income taxes	2	1	(5)	8
Income taxes related to other comprehensive income	—	—	—	—
Other comprehensive income (loss)	2	1	(5)	8
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	2	1	(5)	8

Total comprehensive loss	(495)	(205)	(893)	(369)
Total comprehensive income attributable to noncontrolling interest	—	2	1	2
Total comprehensive loss attributable to controlling interest	$(495)	$(207)	$(894)	$(371)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$1,511	$1,790
Accounts receivable, net of allowance of $2 at June 30, 2020	703	654
Materials and supplies, net of allowance of $122 and $127 at June 30, 2020 and December 31, 2019, respectively	457	479
Restricted cash accounts and investments	437	558
Other current assets	176	159
Total current assets	3,284	3,640

Property and equipment	23,318	24,281
Less accumulated depreciation	(5,309)	(5,434)
Property and equipment, net	18,009	18,847
Contract intangible assets	507	608
Deferred income taxes, net	17	20
Other assets	1,008	990
Total assets	$22,825	$24,105

Liabilities and equity
Accounts payable	$264	$311
Accrued income taxes	42	64
Debt due within one year	578	568
Other current liabilities	704	781
Total current liabilities	1,588	1,724

Long-term debt	8,480	8,693
Deferred income taxes, net	294	266
Other long-term liabilities	1,476	1,555
Total long-term liabilities	10,250	10,514

Commitments and contingencies

Shares, CHF 0.10 par value, 824,648,925 authorized, 142,365,398 conditionally authorized, 639,674,414 issued and 614,612,545 outstanding at June 30, 2020, and 639,674,422 authorized, 142,365,398 conditionally
authorized, 617,970,525 issued and 611,871,374 outstanding at December 31, 2019	60	59
Additional paid-in capital	13,438	13,424
Accumulated deficit	(2,188)	(1,297)
Accumulated other comprehensive loss	(329)	(324)
Total controlling interest shareholders’ equity	10,981	11,862
Noncontrolling interest	6	5
Total equity	10,987	11,867
Total liabilities and equity	$22,825	$24,105

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Shares
Balance, beginning of period	$60	$59	$59	$59
Issuance of shares under share-based compensation plans	—	—	1	—
Balance, end of period	60	$59	$60	$59

Additional paid-in capital
Balance, beginning of period	$13,431	$13,396	$13,424	$13,394
Share-based compensation	7	10	15	19
Other, net	—	(1)	(1)	(8)
Balance, end of period	$13,438	$13,405	$13,438	$13,405

Accumulated deficit
Balance, beginning of period	$(1,691)	$(213)	$(1,297)	$(67)
Net loss attributable to controlling interest	(497)	(208)	(889)	(379)
Effect of adopting accounting standards updates	—	—	(2)	25
Balance, end of period	$(2,188)	$(421)	$(2,188)	$(421)

Accumulated other comprehensive loss
Balance, beginning of period	$(331)	$(296)	$(324)	$(279)
Other comprehensive income (loss) attributable to controlling interest	2	1	(5)	8
Effect of adopting accounting standards update	—	—	—	(24)
Balance, end of period	$(329)	$(295)	$(329)	$(295)

Total controlling interest shareholders’ equity
Balance, beginning of period	$11,469	$12,946	$11,862	$13,107
Total comprehensive loss attributable to controlling interest	(495)	(207)	(894)	(371)
Share-based compensation	7	10	15	19
Other, net	—	(1)	(2)	(7)
Balance, end of period	$10,981	$12,748	$10,981	$12,748

Noncontrolling interest
Balance, beginning of period	$6	$7	$5	$7
Total comprehensive income attributable to noncontrolling interest	—	2	1	2
Balance, end of period	$6	$9	$6	$9

Total equity
Balance, beginning of period	$11,475	$12,953	$11,867	$13,114
Total comprehensive loss	(495)	(205)	(893)	(369)
Share-based compensation	7	10	15	19
Other, net	—	(1)	(2)	(7)
Balance, end of period	$10,987	$12,757	$10,987	$12,757

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(888)	$(377)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	101	92
Depreciation and amortization	402	436
Share-based compensation expense	15	19
Loss on impairment	597	1
Loss on impairment of investment in unconsolidated affiliate	59	—
Loss on disposal of assets, net	—	3
Loss on retirement of debt	53	27
Deferred income tax expense	30	109
Other, net	32	11
Changes in deferred revenues, net	(10)	4
Changes in deferred costs, net	(4)	(6)
Changes in other operating assets and liabilities, net	(348)	(217)
Net cash provided by operating activities	39	102

Cash flows from investing activities
Capital expenditures	(153)	(138)
Proceeds from disposal of assets, net	3	40
Investments in unconsolidated affiliates	(6)	(62)
Proceeds from maturities of unrestricted and restricted investments	—	123
Other, net	—	3
Net cash used in investing activities	(156)	(34)

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	743	1,056
Repayments of debt	(1,009)	(834)
Other, net	(18)	(26)
Net cash provided by (used in) financing activities	(284)	196

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(401)	264
Unrestricted and restricted cash and cash equivalents, beginning of period	2,349	2,589
Unrestricted and restricted cash and cash equivalents, end of period	$1,948	$2,853

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of June 30, 2020, we owned or had partial ownership interests in and operated a fleet of 39 mobile offshore drilling units, including 27 ultra-deepwater floaters and 12 harsh environment floaters.  As of June 30, 2020, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, included in our annual report on Form 10-K filed on February 18, 2020.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our allowance for credit losses, allowance for excess and obsolete materials and supplies, assets held for sale, property and equipment, intangibles, leases, income taxes, contingencies, share-based compensation and postemployment benefit plans.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 4—Unconsolidated Affiliates

Investments—We hold investments in various partially owned, unconsolidated companies, the most significant of which is a 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  Additionally, we hold noncontrolling interests in certain companies that are involved in researching and developing technology to improve operational efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.  In the six months ended June 30, 2020 and 2019, we made an

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

aggregate cash contribution of $6 million and $59 million, respectively, to Orion.  In the three months ended June 30, 2020, we recognized a loss of $59 million, which had no tax effect, recorded in other, net, associated with the impairment of our investment in Orion upon determination that the carrying amount of our equity-method investment exceeded the estimated fair value and that the impairment was other than temporary.  We estimated the fair value of our investment using the income method, which required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including applying an assumed discount rate of 12 percent and making assumptions about the future performance of the investment, including future demand and supply for harsh environment floaters, rig utilization, revenue efficiency and dayrates.  At June 30, 2020 and December 31, 2019, the aggregate carrying amount of our investment in Orion was $106 million and $164 million, respectively, recorded in other assets.

Related party transactions—We engage in certain related party transactions with Orion under a management services agreement for the operation and maintenance of the harsh environment floater Transocean Norge and marketing services agreement for the marketing of the rig.  Prior to the rig’s placement into service, we also engaged in certain related party transactions with Orion under a shipyard care agreement for the construction of the rig and other matters related to its completion and delivery.  In the three and six months ended June 30, 2020, we received an aggregate cash payment of $26 million and $31 million, respectively, primarily related to the shipyard care agreement.  In the three and six months ended June 30, 2019, we received an aggregate cash payment of $20 million and $33 million, respectively, primarily related to the commissioning, preparation and mobilization of Transocean Norge under the shipyard care agreement.  We also lease the rig under a short-term bareboat charter agreement, which is currently expected to expire in March 2021.

Note 5—Revenues

Overview—The duration of our performance obligation varies by contract.  As of June 30, 2020, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and deliver or mobilize the rig to the drilling location.  We defer such pre-operating costs and recognize the costs on a straight-line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated contract period.  In the three and six months ended June 30, 2020, we recognized pre-operating costs of $23 million and $32 million, respectively.  In the three and six months ended June 30, 2019, we recognized pre-operating costs of $3 million and $6 million, respectively.  At June 30, 2020 and December 31, 2019, the unrecognized pre-operating costs to obtain contracts was $38 million and $34 million, respectively, recorded in other assets.

In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes related to performance obligations satisfied in prior periods.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  In the three and six months ended June 30, 2020, we recognized revenues of $177 million, representing the discounted value of the future payments, and recorded corresponding accounts receivable and other assets of $89 million and $88 million, respectively, net of imputed interest, which we will recognize in interest income over the scheduled payment period.  In the six months ended June 30, 2019, we recognized revenues of $10 million, recognized on a cash basis, for performance obligations satisfied for another customer in prior periods.

Disaggregation—We recognized revenues as follows (in millions):

	Three months ended June 30, 2020					Three months ended June 30, 2019
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$440	$—	$57	$139	$636	$309	$—	$28	$149	$486
Harsh environment floaters	—	207	—	86	293	—	173	—	78	251
Deepwater floaters	—	—	—	—	—	—	—	—	1	1
Midwater floaters	—	—	—	1	1	—	—	—	20	20
Total revenues	$440	$207	$57	$226	$930	$309	$173	$28	$248	$758

	Six months ended June 30, 2020					Six months ended June 30, 2019
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$727	$—	$116	$321	$1,164	$623	$—	$54	$285	$962
Harsh environment floaters	—	414	—	99	513	—	354	—	155	509
Deepwater floaters	—	—	—	—	—	—	—	6	1	7
Midwater floaters	—	—	—	12	12	—	—	—	34	34
Total revenues	$727	$414	$116	$432	$1,689	$623	$354	$60	$475	$1,512

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

	June 30,	December 31,
	2020	2019
Deferred contract revenues, recorded in other current liabilities	$149	$100
Deferred contract revenues, recorded in other long-term liabilities	370	429
Total contract liabilities	$519	$529

Significant changes in contract liabilities were as follows (in millions):

	Six months ended
	June 30,
	2020	2019
Total contract liabilities, beginning of period	$529	$486
Decrease due to recognition of revenues for goods and services	(108)	(58)
Increase due to goods and services transferred over time	98	62
Total contract liabilities, end of period	$519	$490

Note 6—Drilling Fleet

Construction work in progress—The changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Six months ended
	June 30,
	2020	2019
Construction work in progress, beginning of period	$753	$632

Capital expenditures
Newbuild construction program	70	41
Other equipment and construction projects	83	97
Total capital expenditures	153	138
Changes in accrued capital additions	(31)	21
Property and equipment placed into service	(98)	(76)
Construction work in progress, end of period	$777	$715

Impairments of assets held and used—During the three months ended March 31, 2020, we identified indicators that the carrying amounts of our asset groups may not be recoverable.  Such indicators included recent significant declines in commodity prices and the market value of our stock, a reduction of expected demand for our drilling services as our customers announced reductions of capital investments in response to commodity prices and a reduction of projected dayrates.  As a result of our testing, we determined that the carrying amount of our midwater floater was impaired.  In the six months ended June 30, 2020, we recognized a loss of $31 million ($0.05 per diluted share), which had no tax effect, associated with the impairment of our midwater floater.  We measured the fair value of the drilling unit in this asset group by applying the market approach, using estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant other observable inputs, representative of Level 2 fair value measurements, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value.

Impairments of assets held for sale—During the six months ended June 30, 2020, we announced our intent to sell or retire in an environmentally responsible way, the ultra-deepwater floater GSF Development Driller II, the harsh environment floaters Polar Pioneer and Songa Dee and the midwater floaters Sedco 711, Sedco 714 and Transocean 712, along with related assets.  In the three and six months ended June 30, 2020, we recognized an aggregate loss of $419 million ($420 million, or $0.68 per diluted share, net of tax) and $556 million ($0.90 per diluted share), which had no tax effect, respectively, associated with the impairment of these assets, which we determined were impaired at the time we classified the assets as held for sale.  We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related assets to be sold for scrap value or other purposes.

Dispositions—During the six months ended June 30, 2020, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the midwater floater Sedco 714 and related assets.  In the six months ended June 30, 2020, we received aggregate

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

net cash proceeds of $2 million associated with the disposal of these assets, and we received aggregate net cash proceeds of $1 million associated with the disposal of assets unrelated to rig sales.

During the six months ended June 30, 2019, we completed the sale of the ultra-deepwater floaters Deepwater Frontier and Deepwater Millennium, the harsh environment floater Eirik Raude, the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Actinia and Songa Delta, along with related assets.  In the six months ended June 30, 2019, we received aggregate net cash proceeds of $37 million associated with the disposal of these assets.  In the six months ended June 30, 2019, we received aggregate net cash proceeds of $3 million and recognized an aggregate net loss of $3 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At June 30, 2020, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floater GSF Development Driller II, the harsh environment floaters Polar Pioneer and Songa Dee and the midwater floaters Sedco 711 and Transocean 712, along with related assets, was $14 million, recorded in other current assets.  At December 31, 2019, we had no assets classified as held for sale.

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
6.50% Senior Notes due November 2020	$198	$206	$198	$206
6.375% Senior Notes due December 2021	184	222	184	221
5.52% Senior Secured Notes due May 2022	156	200	155	198
3.80% Senior Notes due October 2022	182	190	181	189
0.50% Exchangeable Bonds due January 2023	863	863	862	862
5.375% Senior Secured Notes due May 2023	503	525	498	518
9.00% Senior Notes due July 2023	—	714	—	701
5.875% Senior Secured Notes due January 2024	626	667	616	656
7.75% Senior Secured Notes due October 2024	390	420	383	412
6.25% Senior Secured Notes due December 2024	406	437	399	430
6.125% Senior Secured Notes due August 2025	501	534	493	525
7.25% Senior Notes due November 2025	750	750	738	737
7.50% Senior Notes due January 2026	750	750	744	743
6.875% Senior Secured Notes due February 2027	550	550	542	541
8.00% Senior Notes due February 2027	750	—	743	—
7.45% Notes due April 2027	88	88	86	86
8.00% Debentures due April 2027	57	57	57	57
7.00% Notes due June 2028	300	300	305	306
7.50% Notes due April 2031	588	588	585	585
6.80% Senior Notes due March 2038	1,000	1,000	992	991
7.35% Senior Notes due December 2041	300	300	297	297
Total debt	9,142	9,361	9,058	9,261

Less debt due within one year
6.50% Senior Notes due November 2020	198	206	198	206
5.52% Senior Secured Notes due May 2022	90	88	90	87
5.375% Senior Secured Notes due May 2023	31	16	29	14
5.875% Senior Secured Notes due January 2024	83	83	79	79
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	60	60
6.125% Senior Secured Notes due August 2025	66	66	64	64
Total debt due within one year	590	581	578	568
Total long-term debt	$8,552	$8,780	$8,480	$8,693

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At June 30, 2020, the scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending June 30,
2021	$590
2022	618
2023	1,793
2024	643
2025	455
Thereafter	5,043
Total principal amount of debt	9,142
Total debt-related balances, net	(84)
Total carrying amount of debt	$9,058

Secured Credit Facility—We have a $1.3 billion secured revolving credit facility, established under a bank credit agreement, as amended most recently in December 2019 (the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At June 30, 2020, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.25 percent and the facility fee was 0.75 percent.  At June 30, 2020, we had no borrowings outstanding, $25 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  As of June 30, 2020, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

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

On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”), and we received aggregate cash proceeds of $517 million, net of discount and issue costs.  The 5.375% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floaters Transocean Endurance and Transocean Equinox and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.  Additionally, we were required to deposit $14 million in restricted cash accounts to satisfy debt service.

Debt retirements

During the six months ended June 30, 2020 and 2019, we retired certain notes as a result of redemptions, tender offers and open market repurchases.  On February 18, 2020, we made a payment to redeem in full, together with a make-whole provision, our outstanding

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

9.00% senior notes due July 2023.  On February 5, 2019, we completed cash tender offers to purchase certain notes validly tendered.  Additionally, during the six months ended June 30, 2020 and 2019, we repurchased in the open market certain notes.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Six months ended June 30,
	2020			2019
	Redeemed	Repurchased	Total	Tendered	Repurchased	Total
6.50% Senior Notes due November 2020	$—	$8	$8	$57	$—	$57
6.375% Senior Notes due December 2021	—	38	38	63	15	78
3.80% Senior Notes due October 2022	—	8	8	190	3	193
5.375% Senior Secured Notes due May 2023	—	22	22	—	—	—
9.00% Senior Notes due July 2023	714	—	714	200	112	312
Aggregate principal amount retired	$714	$76	$790	$510	$130	$640

Aggregate cash payment	$767	$63	$830	$522	$136	$658
Aggregate net gain (loss)	$(65)	$12	$(53)	$(18)	$(9)	$(27)

Note 8—Income Taxes

Tax provision and rate—In the six months ended June 30, 2020 and 2019, our effective tax rate was (3.2) percent and (8.3) percent, respectively, based on loss before income tax expense.  In the six months ended June 30, 2020 and 2019, the effect of various discrete period tax items was a net tax benefit of $9 million and $30 million, respectively.  In the six months ended June 30, 2020, such discrete items included the revenues recognized for the settlement of disputes, the loss on impairment of an investment in an unconsolidated affiliate, the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, as well as settlements and expirations of various uncertain tax positions, gains and losses on currency exchange rates and changes in valuation allowances.  In the six months ended June 30, 2019, such discrete items included the settlement and reversal of various uncertain tax provisions and adjustments to our valuation allowance and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the six months ended June 30, 2020 and 2019, our effective tax rate, excluding discrete items, was (12.0) percent and (18.0) percent, respectively, based on loss before income tax expense.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010, and in June 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  In the years ended December 31, 2018 and 2019, a portion of each of the two cases was favorably closed.  As of June 30, 2020, the remaining aggregate tax assessment was for BRL 732 million, equivalent to approximately $134 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Loss Per Share

The numerator and denominator used to compute loss per share were as follows (in millions, except per share data):

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(497)	$(497)	$(208)	$(208)	$(889)	$(889)	$(379)	$(379)

Denominator for loss per share
Weighted-average shares outstanding	614	614	611	611	614	614	611	611
Effect of share-based awards and other equity instruments	1	1	1	1	1	1	1	1
Weighted-average shares for per share calculation	615	615	612	612	615	615	612	612

Loss per share	$(0.81)	$(0.81)	$(0.34)	$(0.34)	$(1.45)	$(1.45)	$(0.62)	$(0.62)

In the three and six months ended June 30, 2020, we excluded from the calculation 14.8 million and 13.0 million share-based awards, respectively, since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2019, we excluded from the calculation 12.6 million and 12.2 million share-based awards, respectively, since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2020, we excluded from the calculation 84.0 million shares issuable upon conversion of the Exchangeable Bonds since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2019, we excluded from the calculation 84.0 million shares issuable upon conversion of the Exchangeable Bonds since the effect would have been anti-dilutive.

Note 10—Contingencies

Legal proceedings

Macondo well incident—On April 22, 2010, the ultra-deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  At the time of the explosion, Deepwater Horizon was contracted to an affiliate of BP plc.  Most claims, both civil and criminal, brought against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”), all of which have now been resolved.  We will vigorously defend against any future actions not resolved by our previous settlements and pursue all defenses available.

At December 31, 2019, the remaining liability for estimated loss contingencies that we believe were probable and for which a reasonable estimate could be made was $124 million, recorded in other current liabilities, the majority of which is related to the settlement agreement that we and the Plaintiff Steering Committee filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”), which was approved by the MDL Court on February 15, 2017.  Through the PSC Settlement Agreement, we agreed to pay a total of $212 million to be allocated between two classes of plaintiffs in exchange for a release of all respective claims each class has against us.  As required under the PSC Settlement Agreement, we deposited the settlement amount into an escrow account established by the MDL Court.  In June 2020, the MDL Court released the assets held in the escrow account to satisfy our remaining obligations under the PSC Settlement Agreement.  At December 31, 2019, the balance held in the escrow account was $125 million, recorded in restricted cash accounts and investments.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At June 30, 2020, eight plaintiffs have claims pending in Louisiana, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2020, the subsidiary was a defendant in approximately 222 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement, that we believe will be sufficient to respond to both the current lawsuits as well as future lawsuits of a similar

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$1,511	$1,511	$1,790	$1,790
Restricted cash and cash equivalents	437	437	558	558
Long-term debt, including current maturities	9,058	5,553	9,261	8,976

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

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

◾the effect, impact, potential duration or other implications of the outbreak of a novel strain of coronavirus (“COVID-19”) and disputes and actions with respect to production levels by, among or between major oil and gas producing countries and any expectations we may have with respect thereto;
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
◾tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, including those associated with our activities in Brazil, Norway, Switzerland, the United Kingdom (“U.K.”), the U.S., Canada, Angola, and India, among other jurisdictions;
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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2019 and in Part II of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020;
◾the effects of public health threats, pandemics and epidemics, such as the outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
◾the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries and other oil and natural gas producing countries with respect to production levels or other matters related to the prices of oil and natural gas;
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 23, 2020, we owned or had partial ownership interests in and operated 39 mobile offshore drilling units, including 27 ultra-deepwater floaters and 12 harsh environment floaters.  As of July 23, 2020, we were constructing two ultra-deepwater drillships.

We provide contract drilling services in a single, global operating segment, which involves contracting our mobile offshore drilling fleet, related equipment and work crews primarily on a dayrate basis to drill oil and gas wells.  We specialize in technically demanding regions of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our drilling fleet is one of the most versatile in the world, consisting of drillships and semisubmersible floaters used in support of offshore drilling activities and offshore support services on a worldwide basis.

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

In the six months ended June 30, 2020, we repurchased in the open market $76 million aggregate principal amount of certain of our debt securities.  We made an aggregate cash payment of $63 million and recognized an aggregate net gain of $12 million associated with the retirement of such debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Settlement—In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  See “—Operating Results.”

Impairments—In the six months ended June 30, 2020, we recognized an aggregate loss of $556 million primarily associated with the impairment of one ultra-deepwater floater, two harsh environment floaters and three midwater floaters, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  See “—Operating Results.”

In the three months ended June 30, 2020, we recognized a loss of $59 million, which had no tax effect, recorded in other, net, associated with the impairment of our investment in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”) since we determined that the carrying amount of our investment exceeded the estimated fair value.  See “—Operating Results.”.

During the three months ended March 31, 2020, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  As a result of our testing, we determined that the carrying amount of the remaining drilling rig and related assets in our midwater floater asset group was impaired.  In the six months ended June 30, 2020, we recognized a loss of $31 million associated with the impairment of these held and used assets.  See “—Operating Results”.

Outlook

Drilling market—During the latter part of 2019, the demand for our drilling services steadily increased and contract durations and dayrates substantially improved in all geographic market sectors.  This momentum was interrupted, late in the first quarter 2020, by the economic disruption associated with the global COVID-19 pandemic and the significant decline of commodity prices spurred both by this pandemic and by production disputes among major oil producing countries, driving significant oversupply.

Since initiating efforts to mitigate the spread of COVID-19 many governments have begun to lift some of the restrictions on business and individual movement, and demand for hydrocarbons has begun to improve, although it has still not recovered to pre-pandemic levels.  The market also remains in an oversupplied state due to the peak global production that coincided with a significant reduction in consumption.  Additionally, the effects of COVID-19 continue to develop and change at a rapid pace.  For instance, many countries that re-opened their economies beginning in the second quarter of 2020 have subsequently seen significant increases in the number of reported cases of COVID-19, causing governments to reimpose certain restrictions that had previously been lifted.

As a result, many of our customers have reduced capital expenditures and delayed investment decisions for the remainder of 2020 resulting in several previously sanctioned offshore projects being either delayed or cancelled.  These actions have an adverse impact on our near-term market outlook., reversing the positive trends experienced in 2019.  It is currently unclear how long these reductions and delays will persist.

Longer term, as the negative effects of these global events eventually subside, and oil prices improve and stabilize, we believe the prospects of the offshore drilling floater market will significantly improve, especially for the highest specification vessels.  The structural efficiency gains achieved by the offshore oil and gas industry in the past six years have materially improved the economics of offshore development projects, and we believe such efficiency gains will make these projects attractive again when the commodity prices sufficiently recover from the current levels.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of July 15, 2020, the uncommitted fleet rates for the remainder of 2020 and each of the four years in the period ending December 31, 2024 were as follows:

	2020	2021	2022	2023	2024
Uncommitted fleet rate
Ultra-deepwater floaters	47%	67%	84%	83%	83%
Harsh environment floaters	35%	51%	63%	80%	98%

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

	July 15,	April 16,	February 14,
	2020	2020	2020

Contract backlog	(In millions)
Ultra-deepwater floaters	$6,487	$6,936	$7,282
Harsh environment floaters	2,403	2,662	2,836
Midwater floaters	—	—	45
Total contract backlog	$8,890	$9,598	$10,163

We believe our industry-leading contract backlog sets us apart from the competition.  Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog includes amounts associated with our contracted newbuild unit that is currently under construction but excludes amounts related to the conditional agreement we have for our second newbuild unit under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as a waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

The COVID-19 pandemic and the volatility in oil prices in the first half of 2020, which have included precipitous drops in oil prices could have significant adverse consequences for the financial condition of our customers.  This may result in contract cancellations, early terminations, customers seeking price reductions or more favorable economic terms, a reduced ability to ultimately collect receivables, or entry into lower dayrate contracts or having to idle, stack or retire more of our rigs.

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

	Three months ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Average daily revenue
Ultra-deepwater floaters	$296,500	$332,600	$335,400
Harsh environment floaters	$331,900	$303,100	$301,700
Midwater floaters	$99,400	$112,600	$163,700
Total fleet average daily revenue	$307,800	$314,900	$314,900

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may be affected by revenues for lump sum bonuses or demobilization fees received from our customers.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as deepwater floaters, midwater floaters and high-specification jackups are typically contracted at lower dayrates compared to ultra-deepwater floaters and harsh environment floaters.  We no longer operate deepwater floaters, midwater floaters or high-specification jackups.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, unless we continue to operate rigs subsequent to sale, in which case we remove the rigs at the time of completion or novation of the contract.

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

	Three months ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Revenue efficiency
Ultra-deepwater floaters	98%	97%	98%
Harsh environment floaters	97%	89%	95%
Midwater floaters	79%	87%	130%
Total fleet average revenue efficiency	97%	94%	98%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Rig utilization
Ultra-deepwater floaters	61%	61%	50%
Harsh environment floaters	80%	63%	76%
Midwater floaters	25%	39%	39%
Total fleet average rig utilization	66%	60%	56%

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

Operating Results

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2020	2019	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	2,401	2,411	(10)	nm
Average daily revenue	$307,800	$314,900	$(7,100)	(2)%
Revenue efficiency	97%	98%
Rig utilization	66%	56%

Contract drilling revenues	$930	$758	$172	23%

Operating and maintenance expense	(525)	(510)	(15)	(3)%
Depreciation and amortization expense	(196)	(219)	23	11%
General and administrative expense	(45)	(45)	—	nm
Loss on impairment	(429)	(1)	(428)	nm
Gain (loss) on disposal of assets, net	1	(10)	11	nm
Operating loss	(264)	(27)	(237)	nm

Other income (expense), net
Interest income	4	12	(8)	(67)%
Interest expense, net of amounts capitalized	(153)	(168)	15	9%
Gain (loss) on retirement of debt	4	(9)	13	nm
Other, net	(56)	23	(79)	nm
Loss before income tax expense	(465)	(169)	(296)	nm
Income tax expense	(32)	(37)	5	14%
Net loss	$(497)	$(206)	$(291)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the following: (a) $177 million resulting from the settlement of disputes in the three months ended June 30, 2020, (b) approximately $35 million resulting from the reactivations of two ultra-deepwater floaters in Brazil, (c) approximately $25 million resulting from a harsh environment floater that we placed into service in August 2019 and (d) approximately $21 million resulting from the early termination of a contract for the convenience of a customer.  These increases were partially offset by the following decreases: (a) approximately $70 million resulting from lower activity and (b) approximately $20 million resulting from rigs sold or classified as held for sale.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the following: (a) approximately $30 million resulting from personnel and related costs associated with the COVID-19 pandemic, (b) $30 million resulting from litigation and settlement costs, (c) approximately $25 million resulting from the operations of the harsh environment floater that we placed into service in August 2019, (d) approximately $10 million resulting from offshore and onshore severance costs and (e) approximately $10 million resulting from the reactivations of two ultra-deepwater floaters in Brazil.  These increases were partially offset by the following decreases: (a) approximately $45 million resulting from reduced shipyard costs and delayed in-service maintenance costs, (b) approximately $25 million resulting from rigs now stacked or idle and (c) approximately $20 million resulting from rigs sold or classified as held for sale.

Depreciation and amortization expense decreased for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to $20 million resulting from rigs sold or classified as held for sale subsequent to June 30, 2019.

Loss on impairment of assets—In the three months ended June 30, 2020, we recognized a loss on the impairment of assets, including an aggregate net loss of $419 million associated with assets that we determined were impaired at the time we classified them as held for sale.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a decrease of $34 million resulting from debt retired or repaid, including the full redemption of the 9.00% Senior Notes in February 2020, partially offset by an increase of $19 million resulting from debt issued, including the 8.00% Senior Notes in January 2020 and the 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”) in May 2019.

In the three months ended June 30, 2020, we recognized an aggregate net gain of $4 million associated with the retirement of $21 million aggregate principal amount of our debt securities repurchased in the open market.  In the three months ended June 30, 2019, we recognized an aggregate net loss of $9 million resulting from the retirement of $130 million aggregate principal amount of our debt securities repurchased in the open market.

Other expense, net, increased in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the following: (a) a loss of $59 million associated with the impairment of our equity-method investment in Orion, (b) net increased loss of $10 million resulting from currency exchange rates and (c) a gain of $10 million recognized in the prior-year period resulting from the bargain purchase of Ocean Rig UDW Inc. (“Ocean Rig”), completed in the year ended December 31, 2018.

Income tax expense—In the three months ended June 30, 2020 and 2019, our effective tax rate was (6.8) percent and (21.9) percent, respectively, based on loss before income tax expense.  In the three months ended June 30, 2020 and 2019, the effect of various discrete period tax items was a net tax expense of $11 million and a net tax benefit of $5 million, respectively.  In the three months ended June 30, 2020, such discrete items included the revenues recognized for the settlement of disputes, the loss on impairment of investment in an unconsolidated affiliate, certain return to provision adjustments, withholding tax accruals, gains and losses on currency exchange rates and changes to valuation allowances.  In the three months ended June 30, 2019, such discrete items included settlements of various uncertain tax positions, partially offset by changes in the valuation allowance related to deferred tax assets and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the three months ended June 30, 2020 and 2019, our effective tax rate, excluding discrete items, was (15.0) percent and (25.4) percent, respectively, based on loss before income tax expense.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended June 30, 2020, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Canada, the U.S., Switzerland, and the U.K.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2020	2019	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	4,820	4,861	(41)	(1)%
Average daily revenue	$311,300	$310,700	$600	nm
Revenue efficiency	96%	98%
Rig utilization	63%	56%

Contract drilling revenues	$1,689	$1,512	$177	12%

Operating and maintenance expense	(1,065)	(1,018)	(47)	(5)%
Depreciation and amortization expense	(402)	(436)	34	8%
General and administrative expense	(88)	(94)	6	6%
Loss on impairment	(597)	(1)	(596)	nm
Loss on disposal of assets, net	—	(3)	3	nm
Operating loss	(463)	(40)	(423)	nm

Other income (expense), net
Interest income	13	22	(9)	(41)%
Interest expense, net of amounts capitalized	(313)	(334)	21	6%
Loss on retirement of debt	(53)	(27)	(26)	(96)%
Other, net	(44)	31	(75)	nm
Loss before income tax expense	(860)	(348)	(512)	nm
Income tax expense	(28)	(29)	1	3%
Net loss	$(888)	$(377)	$(511)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the following: (a) $177 million resulting from the settlement of disputes in the six months ended June 30, 2020, (b) approximately $65 million resulting from the reactivations of two ultra-deepwater floaters in Brazil, (c) approximately $40 million resulting from the operations of the harsh environment floater that we placed into service in August 2019, (d) approximately $35 million resulting from increased dayrates and (e) approximately $21 million resulting from the early termination of a contract for the convenience of a customer.  These increases were partially offset by the following decreases: (a) approximately $115 million resulting from lower revenues on rigs stacked or idle, (b) approximately $35 million resulting from lower revenue efficiency, (c) approximately $30 million resulting from rigs sold or classified as held for sale.

Costs and expenses—Operating and maintenance costs and expenses increased for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the following: (a) approximately $55 million resulting from the harsh environment floater that we placed into service in August 2019, (b) approximately $40 million resulting from the reactivations of two ultra-deepwater floaters in Brazil, (c) approximately $30 million resulting from personnel and related costs associated with the COVID-19 pandemic, (d) $30 million related to settlements and litigation and (e) approximately $15 million resulting from offshore and onshore severance costs.  These increases were partially offset by the following decreases: (a) approximately $75 million resulting from reduced shipyard and delayed in-service maintenance costs, (b) approximately $35 million resulting from rigs sold or classified as held for sale and (c) approximately $15 million resulting from rigs now stacked or idle.

Depreciation and amortization expense decreased for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to $31 million resulting from rigs sold or classified as held for sale subsequent to June 30, 2019.

General and administrative costs and expenses decreased for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the following: (a) $5 million resulting from costs recognized in the prior-year period related to the integration of Ocean Rig and (b) $5 million resulting from reduced legal and professional fees, partially offset by (c) $4 million resulting from increased costs related to our cybersecurity program.

Loss on impairment of assets—In the six months ended June 30, 2020, we recognized a loss on the impairment of assets, including an aggregate net loss of $556 million associated with assets that we determined were impaired at the time we classified them as held for sale, a loss of $31 million associated with the impairment of our midwater floater asset group and a loss of $10 million associated with the impairment of other assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to a decrease of $61 million resulting from the debt retired or repaid, including the full redemption of the 9.00% Senior Notes in February 2020, partially offset by an increase of $42 million resulting from debt issued, including the 8.00% Senior Notes in January 2020, the 5.375% Senior Secured Notes in May 2019 and the 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”) in February 2019.

In the six months ended June 30, 2020, we recognized a loss of $65 million associated with the full redemption of the 9.00% Senior Notes, partially offset by an aggregate net gain of $12 million resulting from the retirement of $76 million aggregate principal amount of our debt securities repurchased in the open market.  In the six months ended June 30, 2019, we recognized a loss of $18 million associated with the retirement of notes validly tendered in the tender offers made in the prior-year period (the “2019 Tendered Notes”) and an aggregate net loss of $9 million resulting from the retirement of $130 million aggregate principal amount of our debt securities repurchased in the open market.

Other expense, net, increased in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the following: (a) a loss of $59 million associated with the impairment of our equity-method investment in Orion in the six months ended June 30, 2020 and (b) a gain of $11 million recognized in the prior-year period resulting from the bargain purchase of Ocean Rig, completed in the year ended December 31, 2018.

Income tax expense—In the six months ended June 30, 2020 and 2019, our effective tax rate was (3.2) percent and (8.3) percent, respectively, based on loss before income tax expense.  In the six months ended June 30, 2020 and 2019, the effect of various discrete period tax items was a net tax benefit of $9 million and $30 million, respectively.  In the six months ended June 30, 2020, such discrete items included the revenues recognized for the settlement of disputes, the loss on impairment of investment in an unconsolidated affiliate, the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act which included the release of valuation allowances previously recorded, as well as settlements and expirations of various uncertain tax positions, gains and losses on currency exchange rates and changes to valuation allowances.  In the six months ended June 30, 2019, such discrete items included settlements and reversals of various uncertain tax positions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the six months ended June 30, 2020 and 2019, our effective tax rate, excluding discrete items, was (12.0) percent and (18.0) percent, respectively, based on loss before income tax expense.  Our effective tax rate in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, increased primarily due to the adoption of a new operating structure, which reduces our exposure to the U.S. base erosion and anti-abuse tax and other cash taxes in the U.S. in the current and future years.  To a lesser extent, our effective tax rate decreased due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the six months ended June 30, 2020, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, Canada, the U.S., Switzerland, and the U.K.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2020, we had $1.5 billion in unrestricted cash and cash equivalents and $437 million in restricted cash and cash equivalents.  In the six months ended June 30, 2020, our primary sources of cash were (a) net cash proceeds from the issuance of debt and (b) net cash provided by our operating activities.  Our primary uses of cash were (a) repayments of debt and (b) capital expenditures.

	Six months ended
	June 30,
	2020	2019	Change

	(In millions)
Cash flows from operating activities
Net loss	$(888)	$(377)	$(511)
Non-cash items, net	1,289	698	591
Changes in operating assets and liabilities, net	(362)	(219)	(143)
	$39	$102	$(63)

Net cash provided by operating activities decreased primarily due to cash payments of $125 million released from restricted cash accounts to satisfy our remaining obligations under the Plaintiff Steering Committee settlement agreement (the “PSC Settlement Agreement”) in June 2020.

	Six months ended
	June 30,
	2020	2019	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(153)	$(138)	$(15)
Proceeds from disposal of assets, net	3	40	(37)
Investments in unconsolidated affiliates	(6)	(62)	56
Proceeds from unrestricted and restricted short-term investments	—	123	(123)
Other, net	—	3	(3)
	$(156)	$(34)	$(122)

Net cash used in investing activities increased primarily due to (a) proceeds from maturities of short-term investments in the six months ended June 30, 2019 with no comparable activity in the six months ended June 30, 2020, (b) reduced net proceeds from disposal of assets and (c) increased capital expenditures, partially offset by (d) reduced investments in unconsolidated affiliates.

	Six months ended
	June 30,
	2020	2019	Change

	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	$743	$1,056	$(313)
Repayments of debt	(1,009)	(834)	(175)
Other, net	(18)	(26)	8
	$(284)	$196	$(480)

Net cash used in financing activities increased primarily due to (a) reduced net cash proceeds from the issuance of the 8.00% Senior Notes in the six months ended June 30, 2020 compared to the net cash proceeds from the issuance of the 5.375% Senior Secured Notes and the 6.875% Senior Secured Notes in the prior-year period and (b) increased cash used to repay debt related to the full redemption of the 9.00% Senior Notes and open market repurchases in the six months ended June 30, 2020 compared to the cash used to repay debt related to the 2019 Tendered Notes and open market repurchases in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Additionally, at our 2020 annual general meeting, our shareholders approved a proposal to amend our Articles of Association to increase the total number of shares that may be issued using our authorized share capital to a maximum of approximately 185.0 million shares, representing approximately 30 percent of our issued shares as of March 10, 2020.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our expected liquidity needs, among other factors, we may continue to use a portion of our cash on hand, internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions or tender offers.

The effects of the COVID-19 pandemic and the volatility and declines in oil prices in the first half of 2020 could have significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Although the COVID-19 pandemic and the volatility and declines in oil prices in the first half of 2020 could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, credit rating agency downgrades of our debt ratings, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  The rating of our non-credit enhanced senior unsecured long-term debt (“Debt Rating”) is below investment grade.  Such Debt Rating has caused us to experience increased fees and interest rates under agreements governing certain of our senior notes.  Further downgrades may affect or limit our ability to access debt markets in the future.  Our ability to access such markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn like the one we are currently experiencing could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Secured Credit Facility—We have a $1.3 billion secured revolving credit facility, established under a bank credit agreement, as amended most recently in December 2019 (the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Invictus, Deepwater Orion, Deepwater Skyros, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At July 23, 2020, we had no borrowings outstanding, $21 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

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

Early debt retirement—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% Senior Notes and on February 18, 2020, we made a cash payment of $767 million, including the make-whole provision, to redeem the notes.  In the six months ended June 30, 2020, we repurchased in the open market $76 million aggregate principal amount of our debt securities for an aggregate cash payment of $63 million.

On February 5, 2019, having received valid tenders from holders of $510 million aggregate principal amount of the 2019 Tendered Notes, we made an aggregate cash payment of $522 million to settle the 2019 Tendered Notes.  In the year ended December 31, 2019, we repurchased in the open market $434 million aggregate principal amount of our debt securities for an aggregate cash payment of $449 million.

Investments in unconsolidated affiliates—In the six months ended June 30, 2020 and the year ended December 31, 2019, we made an aggregate cash contribution of $6 million and $77 million, respectively, to investments in noncontrolling ownership interests in certain unconsolidated affiliates, the most significant of which is our 33.0 percent ownership interest in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, we filed the PSC Settlement Agreement, in which we agreed to pay a total of $212 million, and in exchange, the two classes of plaintiffs agreed to release all respective claims against us.  As required under the PSC Settlement Agreement, which was approved by the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) on February 15, 2017, we made a cash deposit of $212 million into an escrow account established by the MDL Court for the settlement.  In June 2020 and August 2019, the MDL Court released $125 million and $33 million, respectively, from the escrow account to satisfy our remaining obligations under the PSC Settlement Agreement.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At June 30, 2020, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.4 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of June 30, 2020, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019:

		Twelve months ending June 30,
	Total	2021	2022 - 2023	2024 - 2025	Thereafter

	(in millions)
Contractual obligations
Debt	$9,142	$590	$2,411	$1,098	$5,043
Interest on debt	4,197	561	1,000	807	1,829
Total	$13,339	$1,151	$3,411	$1,905	$6,872

Other commercial commitments—As of June 30, 2020, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019.

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

The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	six months	six months				Total
	through	ended	ending				estimated
	December 31,	June 30,	December 31,	For the years ending December 31,			costs at
	2019	2020	2020	2021	2022	2023	completion

	(In millions)
Deepwater Atlas (a)	$329	$21	$31	$596	$67	51	$1,095
Deepwater Titan (b)	309	49	105	609	88	—	1,160
Total	$638	$70	$136	$1,205	$155	$51	$2,255
(a)	Deepwater Atlas, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore has received an agreement for drilling services, subject to a final investment decision by the customer and its partners. If the conditions are satisfied, the newbuild unit is expected to commence operations under the drilling contract in the first half of 2022. The projected capital additions include estimates for one 20,000 pounds per square inch blowout preventer and other equipment required by the customer, some of which will be delivered and commissioned in the year ending December 31, 2023, subsequent to placing the rig in service. We will only commit to these incremental capital expenditures with the backing of a firm commitment by the customer.
(b)	Deepwater Titan, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore, is expected to commence operations under its drilling contract in the first half of 2022. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  Considering market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the six months ended June 30, 2020 and the year ended December 31, 2019, we identified six such drilling units, respectively, that we have sold or intend to sell for scrap value or other purposes.  During the six months ended June 30, 2020, we completed the sale of one midwater floater, along with related assets, and we received net cash proceeds of $2 million.  During the year ended December 31, 2019, we completed the sale of six ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received net cash proceeds of $64 million.  We continue to evaluate the drilling units in our fleet and may identify additional lower specification drilling units to be sold for scrap value.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2019.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of June 30, 2020, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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

Interest rate risk—The following table presents the principal amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of June 30, 2020 for the 12-month periods ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$590	$618	$1,793	$643	$455	$5,043	$9,142	$5,553
Average interest rate	6.26%	6.83%	3.29%	6.23%	6.84%	7.40%

At June 30, 2020 and December 31, 2019, the fair value of our outstanding debt was $5.6 billion and $8.9 billion, respectively.  During the six months ended June 30, 2020, the fair value of our debt decreased by $3.3 billion due to the following: (a) a decrease of $2.8 billion due to changes in market prices for our outstanding debt, (b) a decrease of $834 million due to the early retirement of debt resulting from the redemption of the 9.00% senior notes due July 2023 and open market repurchases of certain of our debt securities and (c) a decrease of $184 million due to the repayment of debt at scheduled maturities, partially offset by (d) an increase of $416 million due to the issuance of the 8.00% senior notes due February 2027.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States (“U.S.”) Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15 and 15d-15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2020, we were also involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and “Part II. Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
April 2020	1,784	$1.78	—	$3,424
May 2020	—	—	—	3,424
June 2020	—	—	—	3,424
Total	1,784	$1.78	—	$3,424
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion. At June 30, 2020, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.4 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 11, 2020
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 23, 2016
10.1	Amended and Restated 2015 Transocean Ltd. Long-Term Incentive Plan	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 11, 2020
10.2	Terms and Conditions of 2020 Executive Equity Awards	Filed herewith
10.3	Terms and Conditions of 2020 Director Restricted Share Unit Award	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019; (ii) our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019; (iii) our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019; (iv) our condensed consolidated statements of equity for the three and six months ended June 30, 2020 and 2019; (v) our condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on July 30, 2020.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)