Form 10-Q
period 2020-09-30
Transocean Ltd.
filed 2020-11-04
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 27, 2020, 615,110,302 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

PART I.FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Contract drilling revenues	$773	$784	$2,462	$2,296

Costs and expenses
Operating and maintenance	470	547	1,535	1,565
Depreciation and amortization	190	212	592	648
General and administrative	45	45	133	139
	705	804	2,260	2,352
Loss on impairment	—	(583)	(597)	(584)
Loss on disposal of assets, net	(64)	(4)	(64)	(7)
Operating income (loss)	4	(607)	(459)	(647)

Other income (expense), net
Interest income	6	11	19	33
Interest expense, net of amounts capitalized	(145)	(166)	(458)	(500)
Gain (loss) on restructuring and retirement of debt	449	(12)	396	(39)
Other, net	21	3	(23)	34
	331	(164)	(66)	(472)
Income (loss) before income tax expense	335	(771)	(525)	(1,119)
Income tax expense (benefit)	(24)	54	4	83

Net income (loss)	359	(825)	(529)	(1,202)
Net income attributable to noncontrolling interest	—	—	1	2
Net income (loss) attributable to controlling interest	$359	$(825)	$(530)	$(1,204)

Earnings (loss) per share
Basic	$0.58	$(1.35)	$(0.86)	$(1.97)
Diluted	$0.51	$(1.35)	$(0.86)	$(1.97)

Weighted-average shares outstanding
Basic	616	613	615	612
Diluted	702	613	615	612

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$359	$(825)	$(529)	$(1,202)
Net income attributable to noncontrolling interest	—	—	1	2
Net income (loss) attributable to controlling interest	359	(825)	(530)	(1,204)

Components of net periodic benefit income (costs) before reclassifications	—	—	(9)	7
Components of net periodic benefit costs reclassified to net income (loss)	2	—	6	1

Other comprehensive income (loss) before income taxes	2	—	(3)	8
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	2	—	(3)	8
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	2	—	(3)	8

Total comprehensive income (loss)	361	(825)	(532)	(1,194)
Total comprehensive income attributable to noncontrolling interest	—	—	1	2
Total comprehensive income (loss) attributable to controlling interest	$361	$(825)	$(533)	$(1,196)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$1,382	$1,790
Accounts receivable, net of allowance of $2 at September 30, 2020	699	654
Materials and supplies, net of allowance of $118 and $127 at September 30, 2020 and December 31, 2019, respectively	459	479
Restricted cash accounts and investments	448	558
Other current assets	187	159
Total current assets	3,175	3,640

Property and equipment	23,038	24,281
Less accumulated depreciation	(5,207)	(5,434)
Property and equipment, net	17,831	18,847
Contract intangible assets	450	608
Deferred income taxes, net	19	20
Other assets	997	990
Total assets	$22,472	$24,105

Liabilities and equity
Accounts payable	$214	$311
Accrued income taxes	42	64
Debt due within one year	640	568
Other current liabilities	655	781
Total current liabilities	1,551	1,724

Long-term debt	7,794	8,693
Deferred income taxes, net	294	266
Other long-term liabilities	1,430	1,555
Total long-term liabilities	9,518	10,514

Commitments and contingencies

Shares, CHF 0.10 par value, 824,648,925 authorized, 142,365,398 conditionally authorized, 639,674,414 issued and 614,861,972 outstanding at September 30, 2020, and 639,674,422 authorized, 142,365,398 conditionally
authorized, 617,970,525 issued and 611,871,374 outstanding at December 31, 2019	60	59
Additional paid-in capital	13,493	13,424
Accumulated deficit	(1,829)	(1,297)
Accumulated other comprehensive loss	(327)	(324)
Total controlling interest shareholders’ equity	11,397	11,862
Noncontrolling interest	6	5
Total equity	11,403	11,867
Total liabilities and equity	$22,472	$24,105

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Shares
Balance, beginning of period	$60	$59	$59	$59
Issuance of shares under share-based compensation plans	—	—	1	—
Balance, end of period	60	$59	$60	$59

Additional paid-in capital
Balance, beginning of period	$13,438	$13,405	$13,424	$13,394
Share-based compensation	9	9	24	28
Equity component of convertible debt instrument	46	—	46	—
Other, net	—	1	(1)	(7)
Balance, end of period	$13,493	$13,415	$13,493	$13,415

Accumulated deficit
Balance, beginning of period	$(2,188)	$(421)	$(1,297)	$(67)
Net income (loss) attributable to controlling interest	359	(825)	(530)	(1,204)
Effect of adopting accounting standards updates	—	—	(2)	25
Balance, end of period	$(1,829)	$(1,246)	$(1,829)	$(1,246)

Accumulated other comprehensive loss
Balance, beginning of period	$(329)	$(295)	$(324)	$(279)
Other comprehensive income (loss) attributable to controlling interest	2	—	(3)	8
Effect of adopting accounting standards update	—	—	—	(24)
Balance, end of period	$(327)	$(295)	$(327)	$(295)

Total controlling interest shareholders’ equity
Balance, beginning of period	$10,981	$12,748	$11,862	$13,107
Total comprehensive income (loss) attributable to controlling interest	361	(825)	(533)	(1,196)
Share-based compensation	9	9	24	28
Equity component of convertible debt instrument	46	—	46	—
Other, net	—	1	(2)	(6)
Balance, end of period	$11,397	$11,933	$11,397	$11,933

Noncontrolling interest
Balance, beginning of period	$6	$9	$5	$7
Total comprehensive income attributable to noncontrolling interest	—	—	1	2
Balance, end of period	$6	$9	$6	$9

Total equity
Balance, beginning of period	$10,987	$12,757	$11,867	$13,114
Total comprehensive income (loss)	361	(825)	(532)	(1,194)
Share-based compensation	9	9	24	28
Equity component of convertible debt instrument	46	—	46	—
Other, net	—	1	(2)	(6)
Balance, end of period	$11,403	$11,942	$11,403	$11,942

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(529)	$(1,202)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	158	140
Depreciation and amortization	592	648
Share-based compensation expense	24	28
Loss on impairment	597	584
Loss on impairment of investment in unconsolidated affiliate	59	—
Loss on disposal of assets, net	64	7
(Gain) loss on restructuring and retirement of debt	(396)	39
Deferred income tax expense	28	139
Other, net	42	28
Changes in deferred revenues, net	(45)	19
Changes in deferred costs, net	10	(21)
Changes in other operating assets and liabilities, net	(484)	(216)
Net cash provided by operating activities	120	193

Cash flows from investing activities
Capital expenditures	(218)	(259)
Proceeds from disposal of assets, net	15	52
Investments in unconsolidated affiliates	(17)	(77)
Proceeds from maturities of unrestricted and restricted investments	—	123
Other, net	—	3
Net cash used in investing activities	(220)	(158)

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	743	1,056
Repayments of debt	(1,135)	(1,189)
Other, net	(27)	(34)
Net cash used in financing activities	(419)	(167)

Net decrease in unrestricted and restricted cash and cash equivalents	(519)	(132)
Unrestricted and restricted cash and cash equivalents, beginning of period	2,349	2,589
Unrestricted and restricted cash and cash equivalents, end of period	$1,830	$2,457

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of September 30, 2020, we owned or had partial ownership interests in and operated a fleet of 38 mobile offshore drilling units, including 27 ultra-deepwater floaters and 11 harsh environment floaters.  As of September 30, 2020, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, included in our annual report on Form 10-K filed on February 18, 2020.

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

Note 4—Unconsolidated Affiliates

Investments—We hold investments in various partially owned, unconsolidated companies, the most significant of which is a 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  Additionally, we hold noncontrolling interests in certain companies that are involved in researching and developing technology to improve operational efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.  In the nine months ended September 30, 2020 and 2019, we

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

made an aggregate cash contribution of $6 million and $74 million, respectively, to Orion.  We expect to make an additional $33 million cash contribution to Orion in the six months ending June 30, 2021.  In the nine months ended September 30, 2020, we recognized a loss of $59 million, which had no tax effect, recorded in other, net, associated with the impairment of our investment in Orion upon determination that the carrying amount of our equity-method investment exceeded the estimated fair value and that the impairment was other than temporary.  We estimated the fair value of our investment using the income method, which required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including applying an assumed discount rate of 12 percent and making assumptions about the future performance of the investment, including future demand and supply for harsh environment floaters, rig utilization, revenue efficiency and dayrates.  At September 30, 2020 and December 31, 2019, the aggregate carrying amount of our investment in Orion was $103 million and $164 million, respectively, recorded in other assets.

Related party transactions—We engage in certain related party transactions with Orion under a management services agreement for the operation and maintenance of the harsh environment floater Transocean Norge and marketing services agreement for the marketing of the rig.  Prior to the rig’s placement into service, we also engaged in certain related party transactions with Orion under a shipyard care agreement for the construction of the rig and other matters related to its completion and delivery.  In the three and nine months ended September 30, 2020, we received an aggregate cash payment of $3 million and $35 million, respectively, primarily related to the shipyard care agreement.  In the three and nine months ended September 30, 2019, we received an aggregate cash payment of $41 million and $74 million, respectively, primarily related to the commissioning, preparation and mobilization of Transocean Norge under the shipyard care agreement.  We also lease the rig under a short-term bareboat charter agreement, which is currently expected to expire in March 2021.

Note 5—Revenues

Overview—The duration of our performance obligation varies by contract.  As of September 30, 2020, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and deliver or mobilize the rig to the drilling location.  We defer such pre-operating costs and recognize the costs on a straight-line basis, consistent with the general pace of activity, in operating and maintenance costs over the estimated contract period.  In the three and nine months ended September 30, 2020, we recognized pre-operating costs of $16 million and $48 million, respectively.  In the three and nine months ended September 30, 2019, we recognized pre-operating costs of $4 million and $10 million, respectively.  At September 30, 2020 and December 31, 2019, the unrecognized pre-operating costs to obtain contracts was $23 million and $34 million, respectively, recorded in other assets.

In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes related to performance obligations satisfied in prior periods.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  In the nine months ended September 30, 2020, we recognized revenues of $177 million, representing the discounted value of the future payments, and recorded corresponding accounts receivable and other assets of $89 million and $88 million, respectively, net of imputed interest, which we will recognize in interest income over the scheduled payment period.  In the nine months ended September 30, 2019, we recognized revenues of $10 million, recognized on a cash basis, for performance obligations satisfied for another customer in prior periods.

Disaggregation—We recognized revenues as follows (in millions):

	Three months ended September 30, 2020					Three months ended September 30, 2019
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$295	$—	$60	$135	$490	$317	$—	$27	$149	$493
Harsh environment floaters	—	233	—	50	283	4	200	—	77	281
Deepwater floaters	—	—	—	—	—	—	—	—	—	—
Midwater floaters	—	—	—	—	—	—	—	—	10	10
Total revenues	$295	$233	$60	$185	$773	$321	$200	$27	$236	$784

	Nine months ended September 30, 2020					Nine months ended September 30, 2019
	U.S.	Norway	Brazil	Other	Total	U.S.	Norway	Brazil	Other	Total

Ultra-deepwater floaters	$1,022	$—	$176	$456	$1,654	$940	$—	$81	$434	$1,455
Harsh environment floaters	—	647	—	149	796	4	554	—	232	790
Deepwater floaters	—	—	—	—	—	—	—	6	1	7
Midwater floaters	—	—	—	12	12	—	—	—	44	44
Total revenues	$1,022	$647	$176	$617	$2,462	$944	$554	$87	$711	$2,296

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

	September 30,	December 31,
	2020	2019
Deferred contract revenues, recorded in other current liabilities	$138	$100
Deferred contract revenues, recorded in other long-term liabilities	346	429
Total contract liabilities	$484	$529

Significant changes in contract liabilities were as follows (in millions):

	Nine months ended
	September 30,
	2020	2019
Total contract liabilities, beginning of period	$529	$486
Decrease due to recognition of revenues for goods and services	(153)	(83)
Increase due to goods and services transferred over time	108	102
Total contract liabilities, end of period	$484	$505

Note 6—Drilling Fleet

Construction work in progress—The changes in our construction work in progress, including capital expenditures and other capital additions, were as follows (in millions):

	Nine months ended
	September 30,
	2020	2019
Construction work in progress, beginning of period	$753	$632

Capital expenditures
Newbuild construction program	114	90
Other equipment and construction projects	104	169
Total capital expenditures	218	259
Changes in accrued capital additions	(27)	32
Construction work in progress impaired	—	(5)
Property and equipment placed into service	(130)	(151)
Construction work in progress, end of period	$814	$767

Impairments of assets held and used—During the three months ended March 31, 2020, we identified indicators that the carrying amounts of our asset groups may not be recoverable.  Such indicators included recent significant declines in commodity prices and the market value of our stock, a reduction of expected demand for our drilling services as our customers announced reductions of capital investments in response to commodity prices and a reduction of projected dayrates.  As a result of our testing, we determined that the carrying amount of our midwater floater was impaired.  In the nine months ended September 30, 2020, we recognized a loss of $31 million ($0.05 per diluted share), which had no tax effect, associated with the impairment of our midwater floater.  We measured the fair value of the drilling unit in this asset group by applying the market approach, using estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant other observable inputs, representative of Level 2 fair value measurements, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value.

Impairments of assets held for sale—During the nine months ended September 30, 2020, we announced our intent to sell or retire, in an environmentally responsible way the ultra-deepwater floater GSF Development Driller II, the harsh environment floaters Polar Pioneer and Songa Dee and the midwater floaters Sedco 711, Sedco 714 and Transocean 712, along with related assets.  In the nine months ended September 30, 2020, we recognized an aggregate loss of $556 million ($0.90 per diluted share), which had no tax effect, associated with the impairment of these assets, which we determined were impaired at the time we classified the assets as held for sale.

During the nine months ended September 30, 2019, we announced our intent to retire in an environmentally responsible way the ultra-deepwater floaters Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit, along with related assets.  In the three and nine months ended September 30, 2019, we recognized an aggregate loss of $578 million ($0.96 per diluted share), which had no tax effect, associated with the impairment of these assets and other equipment, which we determined were impaired at the time we classified the assets as held for sale.

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

Dispositions—During the nine months ended September 30, 2020, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the harsh environment floaters Polar Pioneer, Songa Dee and Transocean Arctic and the midwater floaters Sedco 711, Sedco 714 and Transocean 712, along with related assets.  In the nine months ended September 30, 2020, we received aggregate net cash proceeds of $11 million and recognized an aggregate net loss of $61 million, which had no tax effect, associated with the disposal of these assets.

During the nine months ended September 30, 2019, we completed the sale of the ultra-deepwater floaters Deepwater Frontier, Deepwater Millennium and Ocean Rig Paros, the harsh environment floater Eirik Raude, the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Actinia and Songa Delta, along with related assets.  In the nine months ended September 30, 2019, we received aggregate net cash proceeds of $47 million and recognized an aggregate net gain of $2 million, which had no tax effect, associated with the disposal of these assets.  In the nine months ended September 30, 2019, we received aggregate net cash proceeds of $5 million and recognized an aggregate net loss of $9 million associated with the disposal of assets unrelated to rig sales.

Assets held for sale—At September 30, 2020, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floater GSF Development Driller II, along with related assets, was $9 million, recorded in other current assets.  At December 31, 2019, we had no assets classified as held for sale.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
6.50% Senior Notes due November 2020	$191	$206	$191	$206
6.375% Senior Notes due December 2021	116	222	116	221
5.52% Senior Secured Notes due May 2022	134	200	133	198
3.80% Senior Notes due October 2022	37	190	37	189
0.50% Exchangeable Senior Bonds due January 2023	463	863	462	862
5.375% Senior Secured Notes due May 2023	504	525	498	518
9.00% Senior Notes due July 2023	—	714	—	701
5.875% Senior Secured Notes due January 2024	585	667	576	656
7.75% Senior Secured Notes due October 2024	390	420	383	412
6.25% Senior Secured Notes due December 2024	406	437	400	430
6.125% Senior Secured Notes due August 2025	468	534	460	525
7.25% Senior Notes due November 2025	543	750	535	737
7.50% Senior Notes due January 2026	569	750	565	743
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	238	—	277	—
11.50% Senior Guaranteed Notes due January 2027	687	—	1,139	—
6.875% Senior Secured Notes due February 2027	550	550	542	541
8.00% Senior Notes due February 2027	612	—	606	—
7.45% Notes due April 2027	52	88	51	86
8.00% Debentures due April 2027	22	57	22	57
7.00% Notes due June 2028	261	300	266	306
7.50% Notes due April 2031	396	588	394	585
6.80% Senior Notes due March 2038	610	1,000	605	991
7.35% Senior Notes due December 2041	177	300	176	297
Total debt	8,011	9,361	8,434	9,261

Less debt due within one year
6.50% Senior Notes due November 2020	191	206	191	206
5.52% Senior Secured Notes due May 2022	92	88	91	87
5.375% Senior Secured Notes due May 2023	31	16	29	14
5.875% Senior Secured Notes due January 2024	83	83	80	79
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	60	60
6.125% Senior Secured Notes due August 2025	66	66	64	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	6	—
11.50% Senior Guaranteed Notes due January 2027	—	—	61	—
Total debt due within one year	585	581	640	568
Total long-term debt	$7,426	$8,780	$7,794	$8,693

Scheduled maturities—At September 30, 2020, the scheduled maturities of our debt, including the principal installments and other installments, representing the undiscounted projected interest payments of debt exchanged, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending September 30,
2021	$585	$67	$652
2022	561	76	637
2023	1,249	76	1,325
2024	608	77	685
2025	593	77	670
Thereafter	4,415	117	4,532
Total installments of debt	$8,011	$490	8,501
Total debt-related balances, net			(67)
Total carrying amount of debt			$8,434

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Secured Credit Facility—We have a $1.3 billion secured revolving credit facility, established under a bank credit agreement, as amended (the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At September 30, 2020, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.375 percent and the facility fee was 0.875 percent.  At September 30, 2020, we had no borrowings outstanding, $30 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.  See Note 10—Contingencies.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  As of September 30, 2020, the interest rate in effect for the 6.375% senior notes due December 2021 (the 6.375% Senior Notes”), 3.80% senior notes due October 2022 (the “3.80% Senior Notes”) and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Exchangeable bonds—The 0.50% exchangeable senior bonds due January 30, 2023 (the “0.50% Exchangeable Bonds”) may be converted at any time prior to the close of business on the business day immediately preceding the maturity date at a current exchange rate of 97.29756 Transocean Ltd. shares per $1,000 note, which implies a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.

Debt issuances

Guaranteed senior unsecured notes—On January 17, 2020, we issued $750 million aggregate principal amount of 8.00% senior unsecured notes due February 2027 (the “Existing 2027 Guaranteed Notes”), and we received aggregate cash proceeds of $743 million, net of issue costs.  The Existing 2027 Guaranteed Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned subsidiaries of Transocean Inc.  Such notes rank equal in right of payment to all of our existing and future unsecured unsubordinated obligations.  The Existing 2027 Guaranteed Notes are structurally subordinated to the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “Senior Guaranteed Exchangeable Bonds”) and the 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) and are structurally senior to the outstanding legacy unsecured debt securities that were issued prior to 2016 by Transocean Inc. and guaranteed by Transocean Ltd. (collectively, the “Legacy Unsecured Notes”) and the 0.50% Exchangeable Bonds, in each case to the extent of the value of the assets of the subsidiaries guaranteeing the notes.  We may redeem all or a portion of the Existing 2027 Guaranteed Notes on or prior to February 1, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.  The indenture that governs the Existing 2027 Guaranteed Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.

Senior guaranteed exchangeable bonds—On August 14, 2020, we issued $238 million aggregate principal amount of Senior Guaranteed Exchangeable Bonds in non-cash private exchanges for $397 million aggregate principal amount of the 0.50% Exchangeable Bonds (collectively, the “August 2020 Private Exchange”).  In the three and nine months ended September 30, 2020, as a result of the August 2020 Private Exchange, we recognized a gain of $72 million ($0.12 per diluted share), with no tax effect, associated with the restructuring of debt (see “—Debt restructuring and retirement”).  The Senior Guaranteed Exchangeable Bonds are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  Such notes rank equal in right of payment to all of our existing and future unsecured unsubordinated obligations and are structurally senior to the Legacy Unsecured Notes, the 0.50% Exchangeable Bonds and the 7.25% senior notes due November 2025 (the “Existing 2025 Guaranteed Notes”), the 7.50% Senior Notes due 2026 (the “Existing 2026 Guaranteed Notes” and, collectively with the Existing 2025 Guaranteed Notes and the Existing 2027 Guaranteed Notes, the “Existing Guaranteed Notes”) to the extent of the value of the assets of the subsidiaries guaranteeing the notes.  We may redeem all or a portion of the Senior Guaranteed Exchangeable Bonds (i) on or after August 14, 2022, if certain conditions related to the price of our shares have been satisfied, at a price equal to 100 percent of the aggregate principal amount and (ii) on or after August 14, 2023, at specified redemption prices.  The indenture that governs the Senior Guaranteed Exchangeable Bonds contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  The indenture that governs the Senior Guaranteed Exchangeable Bonds also requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.

The Senior Guaranteed Exchangeable Bonds may be converted at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date at an initial exchange rate of 162.1626 Transocean Ltd. shares per

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

$1,000 note, which implies an initial conversion price of $6.17 per share, subject to adjustment upon the occurrence of certain events.  We recorded the conversion feature of the Senior Guaranteed Exchangeable Bonds, measured at its estimated fair value of $46 million, to additional paid-in capital.  We estimated the fair value by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the expected volatility of the market price for our shares.  Perestroika AS, an entity affiliated with one of our directors that beneficially owns approximately 10 percent of our shares, exchanged $356 million aggregate principal amount of the 0.50% Exchangeable Bonds for $213 million aggregate principal amount of Senior Guaranteed Exchangeable Bonds.  Perestroika AS has certain registration rights related to its shares and shares that may be issued in connection with any exchange of its Senior Guaranteed Exchangeable Bonds.

Priority guaranteed senior unsecured notes—On September 11, 2020, we issued $687 million aggregate principal amount of 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) in non-cash exchange offers, pursuant to an exchange offer memorandum, dated August 10, 2020, as supplemented, for an aggregate principal amount of $1.51 billion of several series of our existing debt securities that were validly tendered and accepted for purchase (the “September 2020 Exchange Offers” and, together with the August 2020 Private Exchange, the “Exchange Transactions”).  In the three and nine months ended September 30, 2020, as a result of the September 2020 Exchange Offers, we recognized a gain of $356 million ($0.58 per diluted share), with no tax effect, associated with the restructuring of debt (see “—Debt restructuring and retirement”).  The 11.50% Senior Guaranteed Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  Such notes rank equal in right of payment to all of our existing and future unsecured unsubordinated obligations and are structurally senior to the Legacy Unsecured Notes, the 0.50% Exchangeable Bonds and the Existing Guaranteed Notes to the extent of the value of the assets of the subsidiaries guaranteeing the notes.  We may redeem all or a portion of the 11.50% Senior Guaranteed Notes prior to July 30, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.  We may also use the net cash proceeds of certain equity offerings by Transocean Ltd. to redeem, on one or more occasions prior to July 30, 2023, up to a maximum of 40 percent of the original aggregate principal amount of the 11.50% Senior Guaranteed Notes, subject to certain adjustments, at a redemption price equal to 111.50 percent of the aggregate principal amount.  The indenture that governs the 11.50% Senior Guaranteed Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, make certain internal transfers of our drilling units and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  See Note 10—Contingencies and Note 12—Subsequent Events.

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

On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% senior secured notes due May 2023 (the 5.375% Senior Secured Notes”), and we received aggregate cash proceeds of $517 million, net of discount and issue costs.  The 5.375% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floaters Transocean Endurance and Transocean Equinox and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.  Additionally, we were required to deposit $14 million in restricted cash accounts to satisfy debt service.

Debt restructuring and retirement

During the nine months ended September 30, 2020 and 2019, we restructured or retired certain notes as a result of redemptions, exchange offers, private exchanges, tender offers and open market repurchases.  We recorded the Exchange Transactions completed in August 2020 and September 2020 under ASC 470-60, Troubled Debt Restructuring by Debtors.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Nine months ended September 30,
	2020				2019
	Exchanged	Redeemed	Repurchased	Total	Tendered	Repurchased	Total
6.50% Senior Notes due November 2020	$—	$—	$15	$15	$57	$21	$78
6.375% Senior Notes due December 2021	37	—	68	105	63	41	104
3.80% Senior Notes due October 2022	136	—	16	152	190	22	212
0.50% Exchangeable Senior Bonds due January 2023	397	—	4	401	—	—	—
5.375% Senior Secured Notes due May 2023	—	—	21	21	—	—	—
9.00% Senior Notes due July 2023	—	714	—	714	200	297	497
7.25% Senior Notes due November 2025	207	—	—	207	—	—	—
7.50% Senior Notes due January 2026	181	—	—	181	—	—	—
8.00% Senior Notes due February 2027	138	—	—	138	—	—	—
7.45% Notes due April 2027	35	—	—	35	—	—	—
8.00% Debentures due April 2027	35	—	—	35	—	—	—
7.00% Notes due June 2028	39	—	—	39	—	—	—
7.50% Notes due April 2031	192	—	—	192	—	—	—
6.80% Senior Notes due March 2038	390	—	—	390	—	—	—
7.35% Senior Notes due December 2041	123	—	—	123	—	—	—
Aggregate principal amount restructured or retired	$1,910	$714	$124	$2,748	$510	$381	$891

Aggregate cash payment	$9	$767	$91	$867	$522	$395	$917
Aggregate principal amount of debt issued in exchanges	$925	$—	$—	$925	$—	$—	$—
Aggregate net gain (loss), three months ended September 30,	$428	$—	$21	$449	$—	$(12)	$(12)
Aggregate net gain (loss), nine months ended September 30,	$428	$(65)	$33	$396	$(18)	$(21)	$(39)

Note 8—Income Taxes

Tax provision and rate—In the nine months ended September 30, 2020 and 2019, our effective tax rate was (0.8) percent and (7.4) percent, respectively, based on loss before income tax expense.  In the nine months ended September 30, 2020, we identified certain discrete items, such as losses on impairment and disposal of assets, gain on restructuring and retirement of debt, revenues recognized for the settlement of disputes, the loss on impairment of an investment in an unconsolidated affiliate, the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, settlements and expirations of various uncertain tax positions and accruals for withholding taxes.  In the nine months ended September 30, 2019, we identified certain discrete items, such as losses on impairment and disposal of assets, settlements and expirations of various uncertain tax positions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the nine months ended September 30, 2020 and 2019, our effective tax rate, excluding discrete items, was (16.4) percent and (24.7) percent, respectively, based on loss before income tax expense.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In January 2008, we filed a protest letter with the Brazilian tax authorities for these tax assessments, and we are currently engaged in the appeals process.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010, and in June 2014, we filed protests with the Brazilian tax authorities for these tax assessments.  In the years ended December 31, 2018 and 2019, a portion of each of the two cases was favorably closed.  As of September 30, 2020, the remaining aggregate tax assessment was for BRL 734 million, equivalent to approximately $131 million, including penalties and interest.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could result in a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Earnings (Loss) Per Share

The numerator and denominator used to compute earnings (loss) per share were as follows (in millions, except per share data):

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss) attributable to controlling interest	$359	$359	$(825)	$(825)	$(530)	$(530)	$(1,204)	$(1,204)
Effect of interest expense on convertible debt instruments	—	1	—	—	—	—	—	—
Earnings (loss) for per share calculation	$359	$360	$(825)	$(825)	$(530)	$(530)	$(1,204)	$(1,204)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	615	615	612	612	614	614	611	611
Effect of share-based awards	1	3	1	1	1	1	1	1
Effect of convertible debt instruments	—	84	—	—	—	—	—	—
Weighted-average shares for per share calculation	616	702	613	613	615	615	612	612

Earnings (loss) per share	$0.58	$0.51	$(1.35)	$(1.35)	$(0.86)	$(0.86)	$(1.97)	$(1.97)

In the three and nine months ended September 30, 2020, we excluded from the calculation 7.9 million and 10.8 million share-based awards, respectively, since the effect would have been antidilutive.  In the three and nine months ended September 30, 2019, we excluded from the calculation 12.2 million share-based awards since the effect would have been antidilutive.  In the nine months ended September 30, 2020, we excluded from the calculation 84.0 million shares issuable upon conversion of the 0.50% Exchangeable Bonds and the Senior Guaranteed Exchangeable Bonds since the effect would have been antidilutive.  In the three and nine months ended September 30, 2019, we excluded from the calculation 84.0 million shares issuable upon conversion of the 0.50% Exchangeable Bonds since the effect would have been antidilutive.

Note 10—Contingencies

Legal proceedings

Litigation and purported notice of default—Prior to the consummation of the Exchange Transactions (see Note 7—Debt), we completed certain internal reorganization transactions (the “Internal Reorganization”) pursuant to which each of the existing subsidiary holding company guarantors (the “Upper Tier Notes Guarantors”) of the Existing Guaranteed Notes have respectively invested by way of a capital contribution a portion of the equity ownership of the holding company subsidiaries below them in exchange for equivalent equity of the holding company subsidiaries that guarantee the Senior Guaranteed Exchangeable Bonds and the 11.50% Senior Guaranteed Notes.

On September 2, 2020, funds managed by, or affiliated with, Whitebox Advisors LLC (“Whitebox”), as a holder of the Existing Guaranteed Notes, filed a complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York (the “Court”) related to the Internal Reorganization and the September 2020 Exchange Offers.  The Complaint is based on allegations that (i) the subsidiary guarantors of the Senior Guaranteed Exchangeable Bonds and the 11.50% Senior Guaranteed Notes should have, but did not, guarantee the Existing 2025 Guaranteed Notes and the Existing 2027 Guaranteed Notes, thus violating the terms of the indentures governing such notes, and (ii) that the purported obligation to provide such guarantees should have been disclosed in the associated exchange offer memorandum.  The Complaint requested a temporary restraining order and preliminary injunction (the “TRO and Injunction”) with respect to the September 2020 Exchange Offers.  The lawsuit also requested that either (i) certain changes be made to the terms of the September 2020 Exchange Offers, including, among others, that corrective disclosure be made with respect to the alleged misstatements and omissions in the exchange offer memorandum, that participants be allowed to withdraw any previous tenders and that the expiration date of the September 2020 Exchange Offers be extended or (ii) in the alternative, that Whitebox be awarded its actual damages suffered as a result of such alleged improper conduct.  At a hearing on September 3, 2020, the Court promptly denied the plaintiff’s TRO and Injunction request.

Also on September 2, 2020, Whitebox and funds managed by, or affiliated with, Pacific Investment Management Company LLC (“PIMCO”), as holders, together, of 25.1 percent in aggregate principal amount of the Existing 2027 Guaranteed Notes, provided a purported notice of default (the “2027 Notes Notice”) to Transocean Inc. under the indenture governing the Existing 2027 Guaranteed Notes based on an allegation similar to the one underlying the claim and request for the TRO and Injunction.

On September 23, 2020, we filed an answer to the Complaint with the Court and asserted counterclaims seeking a declaratory judgment that among other matters, the Internal Reorganization did not cause a default under the indenture governing the Existing 2027 Guaranteed Notes.  Concurrently with our answer and counterclaims, we also submitted a motion for summary judgment seeking an expedited judgment on our request for a declaratory judgment.

As of September 30, 2020, $612 million aggregate principal amount of Existing 2027 Guaranteed Notes were outstanding.  If a court of competent jurisdiction were to ultimately determine that a default or event of default exists under either the indenture governing the

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Existing 2027 Guaranteed Notes, and that the 2027 Notes Notice was properly provided by such holders, following a 90-day grace period, upon a valid declaration of acceleration by at least 25 percent of the then outstanding aggregate principal amount of the Existing 2027 Guaranteed Notes, all unpaid principal, interest and other obligations under the indenture governing such series of notes would be due and payable, unless holders waived such acceleration or the underlying default had been cured.  The resulting need to satisfy such obligation would likely place a significant adverse strain on our liquidity and our ability to obtain financing therefor.  An acceleration of our obligations under the indenture governing the Existing 2027 Guaranteed Notes would result in an event of default under the Secured Credit Facility, which, upon the direction of, and if not waived by, the lenders holding at least 50 percent of the total commitments under the Secured Credit Facility could result in a termination of the commitments and acceleration of all outstanding borrowings thereunder.  To the extent (i) we are required to pay Whitebox any damages, or (ii) any of our indebtedness is accelerated or is otherwise required to repaid prior to its maturity, our existing liquidity and access to future sources of liquidity may be strained, and we may not have the financial resources or access to capital to pay such award, or to repurchase or repay such indebtedness.

We believe the allegations in both the Complaint and the 2027 Notes Notice are meritless, and we will continue to defend ourselves vigorously against such allegations, including any related future claims or allegations, to ensure that any such wrongful allegations, claims and notices do not result in an improper judgment, event of default or acceleration, including but not limited to, under our Secured Credit Facility.  While we cannot predict or provide assurance as to the outcome of these allegations, we do not expect them to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

See Note 12—Subsequent Events.

Macondo well incident—On April 22, 2010, the ultra-deepwater floater Deepwater Horizon sank after a blowout of the Macondo well caused a fire and explosion on the rig off the coast of Louisiana.  Most claims, both civil and criminal, brought against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”), all of which have now been resolved.  We will vigorously defend against any future actions not resolved by our previous settlements and pursue all defenses available.  At December 31, 2019, the remaining liability for estimated loss contingencies associated with the Macondo well incident that we believed were probable and for which a reasonable estimate could be made was $124 million, recorded in other current liabilities, the majority of which was related to the settlement agreement that we and the Plaintiff Steering Committee filed with the MDL Court in May 2015 (the “PSC Settlement Agreement”).  At December 31, 2019, we had $125 million, recorded in restricted cash accounts and investments, deposited in an escrow account established by the MDL Court to satisfy our obligations under the PSC Settlement Agreement.  In June 2020, the MDL Court released the assets held in the escrow account to satisfy our remaining obligations under the PSC Settlement Agreement.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At September 30, 2020, eight plaintiffs have claims pending in Louisiana, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2020, the subsidiary was a defendant in approximately 211 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that leaves the subsidiary with funding, including cash, annuities and coverage in place settlement, that we believe will be sufficient to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters specifically described above or of any such other pending, threatened, or possible litigation or legal proceedings.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

One of our subsidiaries was named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs agreed, under a participation agreement with the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Justice, to settle our potential liabilities by remediating the site.  The remedial action for the site was completed in 2006.  Our share of the ongoing operating and maintenance costs has been insignificant, and we do not expect any additional potential liabilities to be material.  Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  Nevertheless, based on available information, we do not expect the ultimate liability, if any, resulting from all environmental matters, and known potential legal claims associated therewith that are likely to be asserted, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$1,382	$1,382	$1,790	$1,790
Restricted cash and cash equivalents	448	448	558	558
Long-term debt, including current maturities	8,434	3,814	9,261	8,976

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

Note 12—Subsequent Events

Litigation and purported notice of default—On October 2, 2020, PIMCO, Whitebox and certain other advisors and debtholders delivered a purported notice of default with respect to the Existing 2025 Guaranteed Notes (the “2025 Notes Notice”) to Transocean Inc., which is based on the same alleged default as the 2027 Notes Notice, but with respect to the Existing 2025 Guaranteed Notes.  We believe the allegations in the 2025 Notes Notice are meritless, and we will continue to defend ourselves vigorously against such allegations, including any related future claims or allegations, to ensure that any such wrongful allegations, claims and notices do not result in an improper judgment, event of default or acceleration, including but not limited to, under our Secured Credit Facility.

On October 8, 2020, the Court issued an order scheduling oral argument on our motion for summary judgment on October 28, 2020.  Subsequently, on October 8, 2020, Whitebox filed a cross-motion for summary judgment asking the Court to deny our motion for summary judgment and dismiss our counterclaims.  As of September 30, 2020, $543 million aggregate principal amount of Existing 2025 Guaranteed Notes were outstanding.  If a court of competent jurisdiction were to ultimately determine that a default or event of default exists under either the indenture governing the Existing 2025 Guaranteed Notes, and that the 2025 Notes Notice was properly provided by such holders, following a 90-day grace period, upon a valid declaration of acceleration by at least 25 percent of the then outstanding aggregate principal amount of the Existing 2025 Guaranteed Notes, all unpaid principal, interest and other obligations under the indenture governing such series of notes would be due and payable, unless holders waived such acceleration or the underlying default had been cured.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

While we cannot predict or provide assurance as to the outcome of these allegations, we do not expect them to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Tender offers—On October 13, 2020, we announced tender offers to purchase for cash (i) any and all of the outstanding 6.50% senior notes due November 2020 (the “6.50% Senior Notes”) and (ii) up to $200 million in aggregate purchase price of the 6.375% Senior Notes, 3.80% Senior Notes, the 5.375% Senior Secured Notes and the Existing 2025 Guaranteed Notes, subject to certain conditions (the “October 2020 Tender Offers”).  In connection with the October 2020 Tender Offers, as of the early tender expiration date on October 26, 2020, we received valid tenders from holders of the respective notes as follows: $36 million of 6.50% Senior Notes, $76 million of 6.375% Senior Notes, $9 million of 3.80% Senior Notes, $103 million of 5.375% Senior Secured Notes and $124 million of Existing 2025 Guaranteed Notes (collectively, the “Early Tendered Notes”).  On October 27, 2020, as a result of the October 2020 Tender Offers, we made an aggregate cash payment of $213 million to settle the Early Tendered Notes.  In the three months ending December 31, 2020, as a result of the transactions, we expect to recognize an aggregate net gain of approximately $130 million associated with the retirement of the Early Tendered Notes.  Subject to the terms and conditions of the October 2020 Tender Offers, each offer will expire on November 9, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

◾the effect, impact, potential duration, the rate of any economic recovery or other implications of the outbreak of a novel strain of coronavirus (“COVID-19”) and disputes and actions with respect to production levels by, among or between major oil and gas producing countries and any expectations we may have with respect thereto;
◾our results of operations, our revenue efficiency and other performance indicators; optimization of rig-based spending and our cash flow from operations;
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
◾debt levels, including impacts of the current financial and economic downturn, interest rates and our evaluation or decisions with respect to any potential liability management transactions or other strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, alleged defaults and discussions with creditors related thereto;
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
◾stock exchange matters, and the outcomes and effects related thereto;
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
◾our ability to comply with the continued listing criteria of the New York Stock Exchange (the “NYSE”), any actions we may take to retain or regain compliance with such standards, and risks arising from the potential suspension of trading of our shares on that exchange;
◾the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries and other oil and natural gas producing countries with respect to production levels or other matters related to the prices of oil and natural gas;
◾the adequacy of and access to our sources of liquidity;
◾our inability to renew drilling contracts at comparable dayrates and our inability to obtain drilling contracts for our rigs that do not have contracts;
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

The foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements, each of which speaks only as of the date of the particular statement.  We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by law.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”, “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 27, 2020, we owned or had partial ownership interests in and operated 38 mobile offshore drilling units, including 27 ultra-deepwater floaters and 11 harsh environment floaters.  As of October 27, 2020, we were constructing two ultra-deepwater drillships.

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

Significant Events

Debt issuance—On January 17, 2020, we issued $750 million aggregate principal amount of 8.00% senior unsecured notes due February 2027 (the “Existing 2027 Guaranteed Notes”), and we received aggregate cash proceeds of $743 million, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt exchanges—On August 14, 2020, we issued $238 million aggregate principal amount of 2.50% senior guaranteed exchangeable bonds due January 2027 (the “Senior Guaranteed Exchangeable Bonds”) in non-cash private exchanges for $397 million aggregate principal amount of the 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Bonds) (collectively, the “August 2020 Private Exchange”).  In the three and nine months ended September 30, 2020, as a result of the August 2020 Private Exchange, we recognized a gain of $72 million associated with the restructuring of debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In September 2020, we issued $687 million aggregate principal amount of 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) in non-cash exchange transactions with the respective holders for $1.51 billion aggregate principal amount of several series of our existing debt securities that were validly tendered and accepted for purchase (the “September 2020 Exchange Offers” and, together with the August 2020 Private Exchange, the “Exchange Transactions”), associated with the restructuring of debt.  In the three and nine months ended September 30, 2020, as a result of the September 2020 Exchange Offers, we recognized a gain of $356 million associated with the restructuring of debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% senior notes due July 2023 (the “9.00% Senior Notes”).  On February 18, 2020, we made a payment of $767 million, including the make-whole provision, to redeem the 9.00% Senior Notes, and in the three months ended March 31, 2020, we recognized a loss of $65 million associated with the retirement of redeemed debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In the nine months ended September 30, 2020, we repurchased in the open market $124 million aggregate principal amount of certain of our debt securities and made an aggregate cash payment of $91 million.  In the three and nine months ended September 30, 2020, we recognized an aggregate net gain of $21 million and $33 million, respectively, associated with the retirement of repurchased debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Tender offers—On October 13, 2020, we announced tender offers to purchase for cash (i) any and all of the outstanding 6.50% senior notes due November 2020 (“6.50% Senior Notes”) and (ii) up to $200 million in aggregate purchase price of the 6.375% senior notes due December 2021 (the “6.375% Senior Notes”), 3.80% senior notes due October 2022 (“3.80% Senior Notes”), the 5.375% senior secured notes due May 2023 (“5.375% Senior Secured Notes”) and the 7.25% Senior Notes due November 2025 (the “Existing 2025 Guaranteed Notes”), subject to certain conditions (the “October 2020 Tender Offers”).  In connection with the October 2020 Tender Offers, as of the early tender expiration date on October 26, 2020, we received valid tenders from holders of the respective notes as follows: $36 million of 6.50% Senior Notes, $76 million of 6.375% Senior Notes, $9 million of 3.80% Senior Notes, $103 million of 5.375% Senior Secured Notes and $124 million of Existing 2025 Guaranteed Notes.  On October 27, 2020, as a result of the October 2020 Tender Offers, we made an aggregate cash payment of $213 million to settle the validly tendered notes.  In the three months ending December 31, 2020, as a result of the transactions, we expect to recognize an aggregate net gain of approximately $130 million associated with the retirement of the validly tendered notes.  Subject to the terms and conditions of the October 2020 Tender Offers, each offer will expire on November 9, 2020.  See “Liquidity and Capital Resources—Sources and uses of liquidity.”

Litigation and purported notices of default—Prior to the consummation of the Exchange Transactions, we completed certain internal reorganization transactions (the “Internal Reorganization”) pursuant to which each of the existing subsidiary holding company guarantors (the “Upper Tier Notes Guarantors”) of the Existing 2025 Guaranteed Notes, the 7.50% Senior Notes due 2026 (the “Existing 2026 Guaranteed Notes” and, collectively with the Existing 2025 Guaranteed Notes and the Existing 2027 Guaranteed Notes, the “Existing Guaranteed Notes”) have respectively invested by way of a capital contribution a portion of the equity ownership of the holding company subsidiaries below them in exchange for equivalent equity of the holding company subsidiaries that guarantee the Senior Guaranteed Exchangeable Bonds and the 11.50% Senior Guaranteed Notes.

On September 2, 2020, funds managed by, or affiliated with, Whitebox Advisors LLC (“Whitebox”), as a holder of certain series of our notes subject to the September 2020 Exchange Offers, filed a complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York (the “Court”) related to the Internal Reorganization and the September 2020 Exchange Offers.  The Complaint sought (i) a temporary restraining order and preliminary injunction (the “TRO and Injunction”) relating to the September 2020 Exchange Offers and (ii) that either certain amendments be made to the terms of the September 2020 Exchange Offers or that Whitebox be awarded its actual damages. Also on September 2, 2020, Whitebox and funds managed by, or affiliated with, Pacific Investment Management Company LLC (“PIMCO”), as holders, together, of 25.1 percent in aggregate principal amount of the Existing 2027 Guaranteed Notes, provided a purported notice of default (the “2027 Notes Notice”) to Transocean Inc. alleging a similar basis of default as the Complaint requesting the TRO and Injunction.  In addition, on October 2, 2020, PIMCO, Whitebox and certain other advisors and debtholders also delivered a purported notice of default with respect to the Existing 2025 Guaranteed Notes (the “2025 Notes Notice” and, together with the 2027 Notes Notice, the “Notes Notices”) to Transocean Inc., which is based on the same alleged default as the 2027 Notes Notice, but with respect to the Existing 2025 Guaranteed Notes .  We believe the allegations in both the lawsuit and the Notes Notices are meritless.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Customer settlement—In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  See “—Operating Results.”

Impairments—In the nine months ended September 30, 2020, we recognized an aggregate loss of $556 million primarily associated with the impairment of one ultra-deepwater floater, two harsh environment floaters and three midwater floaters, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  In the nine months ended September 30, 2020, we recognized a loss of $59 million, which had no tax effect, recorded in other, net, associated with the impairment of our investment in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”) since we determined that the carrying amount of our investment exceeded the estimated fair value.  During the three months ended March 31, 2020, we identified indicators that the asset groups in our contract drilling services reporting unit may not be recoverable.  As a result of our testing, we determined that the carrying amount of the remaining drilling rig and related assets in our midwater floater asset group was impaired.  In the nine months ended September 30, 2020, we recognized a loss of $31 million associated with the impairment of these held and used assets.  See “—Operating Results.”

Outlook

Drilling market—During the latter part of 2019, the demand for our drilling services steadily increased and contract durations and dayrates substantially improved in all geographic market sectors  This momentum was interrupted late in the first quarter of 2020 by the significant decline of commodity prices spurred by the effects of COVID-19 and production disputes among major oil producing countries.

Since initiating efforts to mitigate the spread of COVID-19, many governments have also taken substantial measures to encourage economic activity, including the deployment of massive economic stimulus packages and softening or lifting of restrictions on travel, business operations and public gatherings.  As a result of these actions, demand for hydrocarbons has begun to improve and, although it has still not recovered to pre-pandemic levels, global consumption of hydrocarbons is expected to exceed 90 percent of pre-COVID-19 levels by year-end 2020.

During 2020, many of our customers reduced capital expenditures in response to the pandemic, resulting in several previously sanctioned offshore projects being either delayed or cancelled.  As a result, the nine-month period ended September 2020 has seen the fewest new ultra-deepwater contracts awarded since the nine-month period ended September 2015.  This subdued contract activity may continue into the first half of 2021.

While these actions have an adverse impact on our near-term market outlook, they have created an accelerated retirement of idle rigs across the industry, which results in a reduction in supply of marketed rigs.  This, combined with the potential consolidation of newly restructured drillers, could drive improved utilization metrics for high-specification assets in the medium and long term.

Further, as the global economy continues to overcome the effects of the pandemic and the demand for hydrocarbons continues to recover, we expect the current level of customer investment in offshore projects will bring into focus the need for increased reserve replacement activities in the not too distant future.  Some of our customers who have committed to invest in low carbon and renewable energies have announced plans to increase such investments.  Some customers have also indicated an intent to reduce their expenditures in the development and production of hydrocarbons over the coming decades.  However, the structural efficiency gains achieved by the offshore oil and gas segment in the past six years have materially improved the economics of offshore development projects, making the segment a competitive source of new supply.  When considering the currently unfavorable sentiment towards onshore shale and the reduced supply of offshore drilling units, we expect the demand and dayrates for our services to steadily increase over the next several years.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 14, 2020, the uncommitted fleet rates for the remainder of 2020 and each of the four years in the period ending December 31, 2024 were as follows:

	2020	2021	2022	2023	2024
Uncommitted fleet rate
Ultra-deepwater floaters	49%	65%	84%	83%	83%
Harsh environment floaters	26%	47%	59%	78%	98%

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

	October 14,	July 15,	February 14,
	2020	2020	2020

Contract backlog	(In millions)
Ultra-deepwater floaters	$6,061	$6,487	$7,282
Harsh environment floaters	2,156	2,403	2,836
Midwater floaters	—	—	45
Total contract backlog	$8,217	$8,890	$10,163

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

The COVID-19 pandemic and the volatility in oil prices in the nine months ended September 30, 2020, which have included precipitous drops in oil prices, could have significant adverse consequences for the financial condition of our customers.  This could result in contract cancellations, early terminations, customers seeking price reductions or more favorable economic terms, a reduced ability to ultimately collect receivables, or entry into lower dayrate contracts or having to idle, stack or retire more of our rigs.

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

	Three months ended
	September 30,	June 30	September 30,
	2020	2020	2019
Average daily revenue
Ultra-deepwater floaters	$329,300	$296,500	$339,400
Harsh environment floaters	$372,500	$331,900	$298,300
Midwater floaters	$—	$99,400	$106,200
Total fleet average daily revenue	$343,500	$307,800	$314,500

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

	Three months ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Revenue efficiency
Ultra-deepwater floaters	97%	98%	98%
Harsh environment floaters	96%	97%	96%
Midwater floaters	—%	79%	79%
Total fleet average revenue efficiency	97%	97%	97%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Rig utilization
Ultra-deepwater floaters	60%	61%	51%
Harsh environment floaters	75%	80%	79%
Midwater floaters	—%	25%	33%
Total fleet average rig utilization	65%	66%	58%

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

Operating Results

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2020	2019	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	2,307	2,489	(182)	(7)%
Average daily revenue	$343,500	$314,500	$29,000	9%
Revenue efficiency	97%	97%
Rig utilization	65%	58%

Contract drilling revenues	$773	$784	$(11)	(1)%

Operating and maintenance expense	(470)	(547)	77	14%
Depreciation and amortization expense	(190)	(212)	22	10%
General and administrative expense	(45)	(45)	—	nm
Loss on impairment	—	(583)	583	nm
Loss on disposal of assets, net	(64)	(4)	(60)	nm
Operating income (loss)	4	(607)	611	nm

Other income (expense), net
Interest income	6	11	(5)	(45)%
Interest expense, net of amounts capitalized	(145)	(166)	21	13%
Gain (loss) on restructuring and retirement of debt	449	(12)	461	nm
Other, net	21	3	18	nm
Income (loss) before income tax expense	335	(771)	1,106	nm
Income tax benefit (expense)	24	(54)	78	nm
Net income (loss)	$359	$(825)	$1,184	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (a) approximately $65 million resulting from rigs stacked or idle, (b) approximately $20 million resulting from rigs sold or classified as held for sale, (c) approximately $20 million resulting from lower customer reimbursement revenues unrelated to COVID-19 and (d) approximately $2 million resulting from the operations of the harsh environment floater that we operate under a bareboat charter that commenced in August 2019.  These decreases were partially offset by (a) approximately $40 million resulting from a combination of lower shipyard days and efficiency on the comparable fleet, (b) approximately $35 million resulting from the reactivation of two ultra-deepwater floaters in Brazil in the three months ended September 30, 2019, (c) approximately $10 million resulting from reimbursement revenues related to COVID-19 and (d) approximately $5 million resulting from higher dayrates.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (a) approximately $40 million resulting from rigs stacked or idle, (b) approximately $20 million resulting from lower customer reimbursable costs, (c) approximately $20 million resulting from rigs sold or classified as held for sale, (d) approximately $15 million resulting from the reactivations of two ultra-deepwater floaters in Brazil in the three months ended September 30, 2019 and (e) approximately $10 million resulting from optimized offshore personnel costs and related costs.  These decreases were partially offset by (a) approximately $15 million resulting from personnel costs for our mitigation efforts related to the COVID-19 pandemic and (b) approximately $13 million resulting from the operations of the harsh environment floater that we operate under a bareboat charter that commenced in August 2019.

Depreciation and amortization expense decreased for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to $20 million resulting from rigs sold or classified as held for sale.

Loss on impairment or disposal of assets—In the three months ended September 30, 2019, we recognized a loss on the impairment of assets, primarily associated with assets that we determined were impaired at the time we classified them as held for sale.

In the three months ended September 30, 2020, we recognized an aggregate loss of $61 million associated with the sale of three harsh environment floaters and two midwater floaters, along with related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a decrease of $36 million resulting from debt retired, repaid or restructured, partially offset by an increase of $17 million resulting from debt issuances associated with the Existing 2027 Guaranteed Notes.

In the three months ended September 30, 2020, we recognized an aggregate net gain of $428 million associated with restructuring debt in the Exchange Transactions and an aggregate net gain of $21 million associated with the retirement of $49 million aggregate principal amount of our debt securities repurchased in the open market.  In the three months ended September 30, 2019, we recognized an aggregate net loss of $12 million associated with the retirement of $251 million aggregate principal amount of our debt securities repurchased in the open market.

Other income, net, increased in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following: (a) increased earnings of $8 million related to our investment in Orion and (b) a net increased gain of $8 million resulting from favorable changes to currency exchange rates.

Income tax expense—In the three months ended September 30, 2020 and 2019, our effective tax rate was (7.0) percent and (6.9) percent, respectively, based on income (loss) before income tax benefit (expense).  In the three months ended September 30, 2020, we identified certain discrete items, such as the gain on the restructuring and retirement of debt, loss on disposal of assets, additional carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which carryback included the release of valuation allowances previously recorded, accruals for withholding taxes and settlements expirations of various uncertain tax positions.  In the three months ended September 30, 2019, we identified certain discrete items, such as losses on impairment and disposal of assets, settlements and expirations of various uncertain tax positions, partially offset by changes to the valuation allowance related to deferred tax assets.  In the three months ended September 30, 2020 and 2019, our effective tax rate, excluding discrete items, was (45.6) percent and (37.5) percent, respectively, based on loss before income tax expense.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended September 30, 2020, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, the U.S., Switzerland, and the U.K.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2020	2019	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	7,127	7,350	(223)	(3)%
Average daily revenue	$321,800	$312,000	$9,800	3%
Revenue efficiency	96%	98%
Rig utilization	64%	57%

Contract drilling revenues	$2,462	$2,296	$166	7%

Operating and maintenance expense	(1,535)	(1,565)	30	2%
Depreciation and amortization expense	(592)	(648)	56	9%
General and administrative expense	(133)	(139)	6	4%
Loss on impairment	(597)	(584)	(13)	(2)%
Loss on disposal of assets, net	(64)	(7)	(57)	nm
Operating loss	(459)	(647)	188	29%

Other income (expense), net
Interest income	19	33	(14)	(42)%
Interest expense, net of amounts capitalized	(458)	(500)	42	8%
Gain (loss) on restructuring and retirement of debt	396	(39)	435	nm
Other, net	(23)	34	(57)	nm
Loss before income tax expense	(525)	(1,119)	594	53%
Income tax expense	(4)	(83)	79	95%
Net loss	$(529)	$(1,202)	$673	56%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (a) $177 million resulting from the settlement of disputes in the nine months ended September 30, 2020, (b) approximately $100 million resulting from the reactivations of two ultra-deepwater floaters in

Brazil in the nine months ended September 30, 2019, (c) approximately $45 million resulting from the operations of the harsh environment floater that operate under a bareboat charter that commenced in August 2019, (d) approximately $40 million resulting from increased activity on the comparable fleet, (e) approximately $30 million resulting from reimbursement revenues related to COVID-19 and (f) approximately $25 million resulting from the early termination of a contract for the convenience of a customer.  These increases were partially offset by the following decreases: (a) approximately $140 million resulting from rigs stacked or idle, (b) approximately $40 million resulting from decreased dayrates, (c) approximately $35 million resulting from rigs sold or classified as held for sale, (d) approximately $30 million resulting from lower reimbursement revenues unrelated to COVID-19 and (e) approximately $10 million resulting from lower revenue efficiency on the comparable fleet.

Costs and expenses—Operating and maintenance costs and expenses decreased for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (a) approximately $60 million resulting from reduced shipyard and delayed in-service maintenance costs, (b) approximately $40 million resulting from rigs sold or classified as held for sale, (c) approximately $30 million resulting from optimized offshore and onshore personnel costs, (d) approximately $25 million resulting from rigs stacked or idle and (e) approximately $10 million resulting from customer reimbursable costs.  These decreases were partially offset by the following increases: (a) approximately $60 million resulting from the operations of the harsh environment floater that we operate under a bareboat charter that commenced in August 2019, (b) approximately $50 million resulting from personnel and related costs associated with mitigating the effect of the COVID-19 pandemic and (c) approximately $30 million resulting from the reactivations of two ultra-deepwater floaters in Brazil in the nine months ended September 30, 2019.

Depreciation and amortization expense decreased for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to $50 million resulting from rigs sold or classified as held for sale.

General and administrative costs and expenses decreased for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (a) $7 million resulting from reduced legal and professional fees and (b) $5 million resulting from costs recognized in the prior year period related to the integration of Ocean Rig UDW Inc. (“Ocean Rig”), partially offset by (c) $3 million resulting from increased costs related to our cybersecurity program.

Loss on impairment or disposal of assets—In the nine months ended September 30, 2020, we recognized a loss on the impairment of assets, including an aggregate net loss of $556 million associated with assets that we determined were impaired at the time we classified them as held for sale, a loss of $31 million associated with the impairment of our midwater floater asset group and a loss of $10 million associated with the impairment of other assets.  In the nine months ended September 30, 2019, we recognized a loss on the impairment of assets, primarily associated with assets that we determined were impaired at the time we classified them as held for sale.

In the nine months ended September 30, 2020, we recognized an aggregate loss of $61 million associated with the sale of three harsh environment floaters and three midwater floaters, along with related assets.  In the nine months ended September 30, 2019, we recognized an aggregate gain of $2 million associated with the sale of three ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets.  In the nine months ended September 30, 2020 and 2019, we recognized an aggregate loss of $3 million and $9 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to a decrease of $96 million resulting from the debt retired, repaid or restructured, partially offset by an increase of $61 million resulting from debt issued subsequent to January 1, 2019.

In the nine months ended September 30, 2020, we recognized a gain on restructuring and retirement of debt, primarily due to the following: (a) an aggregate gain of $428 million associated with the restructuring of debt in the Exchange Transactions and (b) an aggregate gain of $33 million associated with the retirement of $124 million aggregate principal amount of our debt securities repurchased in the open market, partially offset by (c) a loss of $65 million associated with the full redemption of the 9.00% Senior Notes due July 2023.  In the nine months ended September 30, 2019, we recognized a loss of $18 million associated with the retirement of notes validly tendered in the tender offers made in the prior-year period (the “2019 Tendered Notes”) and an aggregate net loss of $21 million resulting from the retirement of $381 million aggregate principal amount of our debt securities repurchased in the open market.

Other expense, net, increased in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following: (a) a loss of $59 million associated with the impairment of our equity-method investment in Orion in the nine months ended September 30, 2020 and (b) a gain of $11 million recognized in the prior-year period resulting from the bargain purchase of Ocean Rig completed in the year ended December 31, 2018, partially offset by (c) increased earnings of $14 million related to our investment in Orion.

Income tax expense—In the nine months ended September 30, 2020 and 2019, our effective tax rate was (0.8) percent and (7.4) percent, respectively, based on loss before income tax expense.  In the nine months ended September 30, 2020, we identified certain discrete items, such as losses on impairment and disposal of assets, gain on restructuring and retirement of debt, revenues recognized for the settlement of disputes, the loss on impairment of an investment in an unconsolidated affiliate, the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, settlements and expirations of various uncertain tax positions and accruals for withholding taxes.  In the nine months ended September 30, 2019, we identified certain discrete items, such as losses on impairment and disposal of assets, settlements and expirations of various uncertain tax positions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the nine months ended September 30, 2020 and 2019, our effective tax rate, excluding discrete items, was (16.4) percent and (24.7) percent, respectively, based on loss before income tax expense.  Our effective tax rate in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, increased primarily due to the adoption of a new operating structure, which reduces our exposure to the U.S. base erosion and anti-abuse tax and other cash taxes in the U.S. in the current and future years.  To a lesser extent, our effective tax rate decreased due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the nine months ended September 30, 2020, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include Brazil, the U.S., Switzerland, and the U.K.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2020, we had $1.4 billion in unrestricted cash and cash equivalents and $448 million in restricted cash and cash equivalents.  In the nine months ended September 30, 2020, our primary sources of cash were net cash proceeds from the issuance of debt and net cash provided by our operating activities.  Our primary uses of cash were repayments of debt and capital expenditures.

	Nine months ended
	September 30,
	2020	2019	Change

	(In millions)
Cash flows from operating activities
Net loss	$(529)	$(1,202)	$673
Non-cash items, net	1,168	1,613	(445)
Changes in operating assets and liabilities, net	(519)	(218)	(301)
	$120	$193	$(73)

Net cash provided by operating activities decreased primarily due to cash payments of $125 million released from restricted cash accounts in June 2020 to satisfy our remaining obligations under the Plaintiff Steering Committee settlement agreement (the “PSC Settlement Agreement”).

	Nine months ended
	September 30,
	2020	2019	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(218)	$(259)	$41
Proceeds from disposal of assets, net	15	52	(37)
Investments in unconsolidated affiliates	(17)	(77)	60
Proceeds from unrestricted and restricted short-term investments	—	123	(123)
Other, net	—	3	(3)
	$(220)	$(158)	$(62)

Net cash used in investing activities increased primarily due to (a) proceeds from maturities of short-term investments in the nine months ended September 30, 2019 and (b) reduced net proceeds from disposal of assets, partially offset by (c) decreased capital expenditures and (d) reduced investments in unconsolidated affiliates, including Orion and certain companies involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety among other things.

	Nine months ended
	September 30,
	2020	2019	Change

	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	$743	$1,056	$(313)
Repayments of debt	(1,135)	(1,189)	54
Other, net	(27)	(34)	7
	$(419)	$(167)	$(252)

Net cash used in financing activities increased primarily due to (a) reduced net cash proceeds from the issuance of the Existing 2027 Guaranteed Notes in the nine months ended September 30, 2020 compared to the net cash proceeds from the issuance of the

5.375% Senior Secured Notes and the 6.875% senior secured notes due February 2027 (“6.875% Senior Secured Notes”) in the prior-year period and (b) increased cash used to repay debt related to the full redemption of the 9.00% Senior Notes and our open market repurchases in the nine months ended September 30, 2020 compared to the cash used to repay debt related to the 2019 Tendered Notes and our open market repurchases in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of additional debt to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may also consider establishing additional financing arrangements with banks or other capital providers.  Additionally, at our 2020 annual general meeting, our shareholders approved a proposal to amend our Articles of Association to increase the total number of shares that may be issued using our authorized share capital to a maximum of approximately 185.0 million shares, representing approximately 30 percent of our issued shares as of March 10, 2020.  Subject to market conditions and other factors, we may also be required to provide collateral for future financing arrangements.  In each case subject to then existing market conditions and to our expected liquidity needs, among other factors, we may continue to use a portion of our cash on hand, internally generated cash flows and proceeds from asset sales to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, or through debt redemptions, tender offers, exchange offers or private exchanges.  We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In connection therewith, we may from time to time purchase or exchange one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers, exchange offers or otherwise.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including the Exchange Transactions.  Any future purchases, exchanges or other transactions by us will depend on various factors existing at the time.  There can be no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

The effects of the COVID-19 pandemic and the volatility and declines in oil prices in the nine months ended September 30, 2020 could have significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Although the COVID-19 pandemic and the volatility and declines in oil prices in the nine months ended September 30, 2020 could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.

Our access to debt and equity markets is currently limited due to a variety of events, including, among others, general economic conditions, industry conditions, market conditions and market perceptions of us and our industry and credit rating agencies’ views of our debt.  The rating of the majority of our long-term debt (“Debt Rating”) is below investment grade.  The Debt Rating is causing us to experience increased fees and interest rates under our Secured Credit Facility and agreements governing certain of our senior notes.  Future downgrades may further restrict our ability to access the debt market for sources of capital and may negatively impact the cost of such capital at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn like the one we are currently experiencing could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

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

Litigation and purported notices of default—Prior to the consummation of the Exchange Transactions, we completed the Internal Reorganization, pursuant to which each of the Upper Tier Notes Guarantors have respectively invested by way of a capital contribution a portion of the equity ownership of the holding company subsidiaries below them in exchange for equivalent equity of the holding company subsidiaries that guarantee the Senior Guaranteed Exchangeable Bonds and the 11.50% Senior Guaranteed Notes.

On September 2, 2020, Whitebox, as a holder of Existing Guaranteed Notes, filed the Complaint in the Court related to the Internal Reorganization and the September 2020 Exchange Offers.  The Complaint is based on allegations that (i) the subsidiary guarantors of the Senior Guaranteed Exchangeable Bonds and the 11.50% Senior Guaranteed Notes should have, but did not, guarantee the Existing 2025 Guaranteed Notes and the Existing 2027 Guaranteed Notes, thus violating the terms of the indentures governing such notes, and (ii) that the purported obligation to provide such guarantees should have been disclosed in the associated exchange offer memorandum.  Also on September 2, 2020, Whitebox and PIMCO, as holders, together, of 25.1 percent in aggregate principal amount of the Existing 2027 Guaranteed Notes, provided the 2027 Notes Notice to Transocean Inc., which contains an allegation of default similar to the one underlying the Complaint described above.  In addition, on October 2, 2020, PIMCO and Whitebox and certain other advisors and debtholders also delivered the 2025 Notes Notice to Transocean Inc., based on the same alleged default as the purported 2027 Notes Notice, but with respect to the Existing 2025 Guaranteed Notes.  On September 23, 2020, we filed an answer to the Complaint with the Court and asserted counterclaims seeking a declaratory judgement that, among other matters, the Internal Reorganization did not cause a default under the indenture governing the Existing 2027 Guaranteed Notes.  Concurrently with our answer and counterclaims, we also submitted a motion for summary judgment seeking an expedited judgment on our request for a declaratory judgment.

We believe the allegations in both the lawsuit and the Notes Notices are meritless and, as such, while we cannot predict or provide assurance as to the outcome of these allegations, we do not expect them to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  If a court of competent jurisdiction were to ultimately determine that a default or event of default exists under either the indenture governing the Existing 2027 Guaranteed Notes or the indenture governing the Existing 2025 Guaranteed Notes, and that the applicable Notes Notice was properly provided by such holders, following a 90-day grace period, upon a valid declaration of acceleration by at least 25 percent of the then outstanding aggregate principal amount of the Existing 2027 Guaranteed Notes or the Existing 2025 Guaranteed Notes, as applicable, all unpaid principal, interest and other obligations under the indenture governing such series of notes would be due and payable, unless holders waived such acceleration or the underlying default had been cured.  The resulting need to satisfy such obligation would likely place a significant adverse strain on our liquidity and our ability to obtain financing therefor.  An acceleration of our obligations under either the indenture governing the Existing 2027 Guaranteed Notes or the indenture governing the Existing 2025 Guaranteed Notes would result in an event of default under the Secured Credit Facility, which, upon the direction of, and if not waived by, the lenders holding at least 50 percent of the total commitments under the Secured Credit Facility could result in a termination of the commitments and acceleration of all outstanding borrowings thereunder.  While we are and will continue to be engaged in ongoing discussions with the Secured Credit Facility lenders, at this time we have no assurances that they will fund their respective committed obligations before the allegations in this lawsuit have been ruled on by the Court, notwithstanding our belief that the Notes Notices are meritless and there is no default under either applicable indenture.  To the extent (i) we are required to pay Whitebox any damages, or (ii) any of our indebtedness is accelerated or is otherwise required to repaid prior to its maturity, our existing liquidity and access to future sources of liquidity may be strained, and we may not have the financial resources or access to capital to pay such award, or to repurchase or repay such indebtedness.

See Notes to Condensed Consolidated Financial Statements—Note 10—Contingencies and —Note 12—Subsequent Events.

Notice of non-compliance with listing standards—Our shares are currently listed on the NYSE, and continued listing of our shares is subject to compliance with a number of listing standards.  On October 14, 2020, we were notified by the NYSE (the “NYSE Notice”) that we are no longer in compliance with the continued listing standards because the average closing price of our shares had fallen below $1.00 per share over a consecutive 30 trading-day period.  Pursuant to the NYSE rules, we have a period of six months following the receipt of the NYSE Notice to regain compliance with the minimum share price requirement, or if shareholder approval is required to cure the share price non-compliance, we would have until the next annual meeting of shareholders and would be required to implement the action promptly thereafter.  We are in compliance with all other NYSE continued listing standards.

As required, on October 27, 2020, we notified the NYSE of our intent to cure the deficiency and regain compliance with the minimum share price requirement.  In order to regain compliance, we are evaluating all options, including certain transactions that are subject to approval of our shareholders.  The current NYSE Notice does not affect our ongoing business operations or our Securities and Exchange Commission reporting requirements, and the NYSE Notice itself does not result in an event of default under any of our material debt agreements.  However, if our shares ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our shares, (ii) reducing the number of investors willing to hold or acquire our shares, which could negatively impact our ability to access equity markets and obtain financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradeable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.  Moreover, a delisting of our shares would constitute a “fundamental change or event” under the terms of both our Senior Guaranteed Exchangeable Bonds and our 0.50% Exchangeable Bonds, which would require us to repurchase such bonds at a specified price with respect thereto.

Debt exchanges—On August 14, 2020, we issued $238 million aggregate principal amount of Senior Guaranteed Exchangeable Bonds in the August 2020 Private Exchange for $397 million aggregate principal amount of the 0.50% Exchangeable Bonds.  The Senior Guaranteed Exchangeable Bonds are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  We may redeem all or a portion of the Senior Guaranteed Exchangeable Bonds (i) on or after August 14, 2022, if certain conditions related to the price of our shares have been satisfied, at a price equal to 100 percent of the aggregate principal amount and (ii) on or after August 14, 2023, at specified redemption prices.  The indenture that governs the Senior Guaranteed Exchangeable Bonds contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  The indenture that governs the Senior Guaranteed Exchangeable Bonds also requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange (see “—Notice of non-compliance with the NYSE listing standards”) and (iii) specified tax matters.  The Senior

Guaranteed Exchangeable Bonds may be converted at any time prior to the close of business on the second business day immediately preceding the maturity date or the redemption date at an initial exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note, which implies an initial conversion price of $6.17 per share, subject to adjustment upon the occurrence of certain events.

On September 11, 2020, we issued $687 million aggregate principal amount of the 11.50% Senior Guaranteed Notes the September 2020 Exchange Offers, pursuant to an exchange offer memorandum, dated August 10, 2020, as supplemented, for an aggregate principal amount of $1.51 billion of several series of our existing debt securities that were validly tendered and accepted for purchase.  The 11.50% Senior Guaranteed Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  Such notes rank equal in right of payment to all of our existing and future unsecured unsubordinated obligations and are structurally senior to the legacy unsecured debt securities that were issued by Transocean Inc. and guaranteed by Transocean Ltd., the 0.50% Exchangeable Bonds and the Existing Guaranteed Notes to the extent of the value of the assets of the subsidiaries guaranteeing the notes.  We may redeem all or a portion of the 11.50% Senior Guaranteed Notes prior to July 30, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.  We may also use the net cash proceeds of certain equity offerings by Transocean Ltd. to redeem, on one or more occasions prior to July 30, 2023, up to a maximum of 40 percent of the original aggregate principal amount of the 11.50% Senior Guaranteed Notes, subject to certain adjustments, at a redemption price equal to 111.50 percent of the aggregate principal amount.  The indenture that governs the 11.50% Senior Guaranteed Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, make certain internal transfers of our drilling units and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.

Tender offers—On October 13, 2020, we announced tender offers to purchase for cash (i) any and all of the outstanding 6.50% Senior Notes and (ii) up to $200 million in aggregate purchase price of the 6.375% Senior Notes, 3.80% Senior Notes, the 5.375% Senior Secured Notes and the Existing 2025 Guaranteed Notes, subject to certain conditions (the “October 2020 Tender Offers”).  In connection with the October 2020 Tender Offers, as of the early tender expiration date on October 26, 2020, we received valid tenders from holders of the respective notes as follows: $36 million of 6.50% Senior Notes, $76 million of 6.375% Senior Notes, $9 million of 3.80% Senior Notes, $103 million of 5.375% Senior Secured Notes and $124 million of Existing 2025 Guaranteed Notes.  On October 27, 2020, as a result of the October 2020 Tender Offers, we made an aggregate cash payment of $213 million to settle the validly tendered notes.  Subject to the terms and conditions of the October 2020 Tender Offers, each offer will expire on November 9, 2020.

Secured Credit Facility—We have a $1.3 billion secured revolving credit facility, established under a bank credit agreement, as amended (the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros, Development Driller III, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, allowing our subsidiaries to incur certain additional debt, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million, such as the defaults alleged in the Notes Notices, could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility (see “—Sources and uses of liquidity—Litigation and purported notice of default”).  At October 27, 2020, we had no borrowings outstanding, $30 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Debt issuances—On January 17, 2020, we issued $750 million aggregate principal amount of our Existing 2027 Guaranteed Notes, and we received aggregate cash proceeds of $743 million, net of issue costs.  We may redeem all or a portion of the Existing 2027 Guaranteed Notes on or prior to February 1, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices

On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% Senior Secured Notes, and we received aggregate cash proceeds of $539 million, net of discount and issue costs.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rig Deepwater Poseidon to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole provision, and subsequently, at specified redemption prices.

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

In the nine months ended September 30, 2020, we repurchased in the open market $124 million aggregate principal amount of our debt securities for an aggregate cash payment of $91 million.  In the year ended December 31, 2019, we repurchased in the open market $434 million aggregate principal amount of our debt securities for an aggregate cash payment of $449 million.

On February 5, 2019, having received valid tenders from holders of $510 million aggregate principal amount of the 2019 Tendered Notes, we made an aggregate cash payment of $522 million to settle the 2019 Tendered Notes.

Investments in unconsolidated affiliates—In the nine months ended September 30, 2020 and the year ended December 31, 2019, we made an aggregate cash contribution of $17 million and $77 million, respectively, to investments in noncontrolling ownership interests in certain unconsolidated affiliates, the most significant of which is our 33.0 percent ownership interest in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  We expect to make an additional $33 million cash contribution to Orion in the first half of 2021.

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

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At September 30, 2020, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.5 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of September 30, 2020, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019:

		Twelve months ending September 30,
	Total	2021	2022 - 2023	2024 - 2025	Thereafter

	(in millions)
Contractual obligations
Debt	$8,501	$652	$1,962	$1,355	$4,532
Interest on debt	2,945	445	780	604	1,116
Total	$11,446	$1,097	$2,742	$1,959	$5,648

Other commercial commitments—As of September 30, 2020, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2019.

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

The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	nine months	three months				Total
	through	ended	ending				estimated
	December 31,	September 30,	December 31,	For the years ending December 31,			costs at
	2019	2020	2020	2021	2022	2023	completion

	(In millions)
Deepwater Atlas (a)	$329	$32	$12	$618	$96	8	$1,095
Deepwater Titan (b)	309	82	29	648	102	—	1,170
Total	$638	$114	$41	$1,266	$198	$8	$2,265
(a)	Deepwater Atlas, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore has received an agreement for drilling services, subject to a final investment decision by the customer and its partners. If the conditions are satisfied, the newbuild unit is expected to commence operations under the drilling contract in the first half of 2022. The projected capital additions include estimates for one 20,000 pounds per square inch blowout preventer and other equipment required by the customer, some of which will be delivered and commissioned in the year ending December 31, 2023, subsequent to placing the rig in service. We will only commit to these incremental capital expenditures with the backing of a firm commitment by the customer.
(b)	Deepwater Titan, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore, is expected to commence operations under its drilling contract in the first half of 2022. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures through available cash balances, cash generated from operations and asset sales, borrowings under our Secured Credit Facility and financing arrangements with banks or other capital providers.  Economic conditions and other factors could impact the availability of these sources of funding.  See “—Sources and uses of liquidity.”

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling units.  Considering market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the nine months ended September 30, 2020 and the year ended December 31, 2019, we identified six such drilling units in each period that we have sold or intend to sell for scrap value or other purposes.  During the nine months ended September 30, 2020, we completed the sale of three harsh environment floaters and three midwater floaters, along with related assets, and we received net cash proceeds of $11 million.  During the year ended December 31, 2019, we completed the sale of six ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received net cash proceeds of $64 million.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2019.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  As of September 30, 2020, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of September 30, 2020 for the 12-month periods ending September 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date (a)
	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$652	$637	$1,325	$685	$670	$4,532	$8,501	$3,814
Average interest rate	5.70%	6.00%	3.72%	5.65%	6.00%	5.88%

_______________________________

(a)	Expected maturity amounts are based on both principal installments and other installments, representing the undiscounted projected interest payments of debt exchanged.

At September 30, 2020 and December 31, 2019, the fair value of our outstanding debt was $3.8 billion and $8.9 billion, respectively.  During the nine months ended September 30, 2020, the fair value of our debt decreased by $5.1 billion due to the following: (a) a decrease of $3.0 billion due to changes in market prices for our outstanding debt, (b) a decrease of $1.2 billion due to restructuring of debt in exchange offers and private exchanges, (c) a decrease of $882 million due to the redemption of the 9.00% senior notes due July 2023 and debt repurchased in the open market and (d) a decrease of $281 million due to debt repaid at scheduled maturities, partially offset by (e) an increase of $174 million due to the issuance of the 8.00% senior unsecured notes due February 2027.

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in the United States (“U.S.”) Securities Exchange Act of 1934 (the “Exchange Act”), Rules 13a-15 and 15d-15, as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in (i) “Part I. Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 10—Contingencies” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity” in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2020 and (ii) “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 15—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters” in our annual report on Form 10-K for the year ended December 31, 2019.  We are also involved in various tax matters as described in (i) Part I. Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8—Income Taxes” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2020 and (ii) “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2019.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of September 30, 2020, we were also involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Except as disclosed below, there have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019; however, the potential effects of the risk factors discussed below could potentially also impact many of such previously disclosed risk factors.

Certain bondholders have commenced litigation and issued notices of default with respect to certain of our debt securities, which, if not successfully defended, dismissed or withdrawn, would have a material adverse impact on our liquidity, our financial position and may raise substantial doubt about our ability to continue as a going concern.

On September 2, 2020, Whitebox Advisors LLC (“Whitebox”) filed a complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York (the “Court”) related to our previously-disclosed Internal Reorganization and the September 2020 Exchange Offers, seeking (i) a temporary restraining order and preliminary injunction (the “TRO and Injunction”) relating to the September 2020 Exchange Offers and (ii) that either certain amendments be made to the terms of the September 2020 Exchange Offers or that Whitebox be awarded its actual damages.  At a hearing on September 3, 2020, the Court promptly denied the plaintiff’s TRO and Injunction request.  On September 23, 2020, we filed an answer to the Complaint with the Court and asserted counterclaims seeking a declaratory judgement from the Court that among other matters, the Internal Reorganization did not cause a default under the indenture governing the Existing 2027 Guaranteed Notes.

Also on September 2, 2020, Whitebox and funds managed by, or affiliated with, Pacific Investment Management Company LLC (“PIMCO”), as holders, together, of 25.1 percent in aggregate principal amount of the 8.00% senior unsecured notes due February 2027 (the “Existing 2027 Guaranteed Notes”), provided a purported notice of default (the “2027 Notes Notice”) to Transocean Inc. alleging a similar basis of default as the Complaint requesting the TRO and Injunction.  In addition, on October 2, 2020, PIMCO, Whitebox and certain other advisors and debtholders also delivered a purported notice (the “2025 Notes Notice” and, together with the 2027 Notes Notice, the “Notes Notices”) to Transocean Inc., based on the same alleged default as the 2027 Notes Notice, but with respect to the 7.25% senior notes due November 2025 (the “Existing 2025 Guaranteed Notes”).  We strongly disagree with the assertion made in the purported Notes Notices.  We have delivered responses to both of the Notes Notices demanding they be withdrawn.

We believe the allegations in both the Complaint and the purported Notes Notices are meritless, and we will continue to defend ourselves vigorously against such allegations, including any related future claims or allegations, to ensure that any such wrongful allegations, claims and notices do not result in an improper judgment, event of default or acceleration.  However, if a court of competent jurisdiction were to ultimately determine that a default or event of default exists under either the indenture governing the Existing 2027 Guaranteed Notes or the indenture governing the Existing 2025 Guaranteed Notes, and that the applicable Notes Notice was properly provided by such holders, following a 90-day grace period, upon a valid declaration of acceleration by at least 25 percent of the then outstanding aggregate principal amount of the Existing 2027 Guaranteed Notes or the Existing 2025 Guaranteed Notes, as applicable, all unpaid principal, interest and other obligations under the indenture governing such series of notes would be due and payable, unless holders waived such acceleration or the underlying default had been cured.  The resulting need to satisfy such obligation would likely place a significant adverse strain on our liquidity and our ability to obtain financing therefor.  A valid acceleration of our obligations under either of the indentures governing the Existing 2025 Guaranteed Notes or the Existing 2027 Guaranteed Notes, would result in an event of default under the Secured Credit Facility, which, upon the direction of, and if not waived by, the lenders holding at least 50 percent of the principal amount of commitments under the Secured Credit Facility could result in a termination of the commitments and acceleration of all outstanding principal thereunder.  To the extent (i) we are required to pay Whitebox any damages, or (ii) any of our indebtedness is accelerated or is otherwise required to repaid prior to its maturity, our existing liquidity and access to future sources of liquidity may be strained, and we may not have the financial resources or access to capital to pay such award, or to repurchase or repay such indebtedness.

We are currently out of compliance with the NYSE Minimum share price requirement and are at risk of the NYSE delisting our shares, which would have an adverse impact on the trading volume, liquidity and market price of our shares and would result in a “Fundamental Change or Event” under the terms of our exchangeable bonds.

On October 14, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that we are no longer in compliance with the continued listing standards because the average closing price of our shares had fallen below $1.00 per share over a consecutive 30 trading-day period.  Pursuant to the NYSE’s rules, we have a period of six months, subject to possible extension, from October 14, 2020 to regain compliance with the minimum share price criteria.  In order to regain compliance, on the last trading day in any calendar month or at the end of the cure period, the shares must have (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the consecutive 30 trading-day period ending on the last trading day of such month.  If we are unable to regain compliance, the NYSE will initiate procedures to suspend and delist our shares.

While we are evaluating all options to regain compliance, including transactions that are subject to approval of our shareholders, in which case, we would have until our next annual meeting of shareholders to obtain shareholder approval for such action, notwithstanding the six-month cure period referenced above, there can be no assurance, however, that any such transaction will be approved or implemented or at all.  Further, even if such a transaction is approved and successfully implemented, there can be no assurance that such action will directly or indirectly cure any non-compliance with NYSE continued listing standards.

If our shares ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our shares, (ii) reducing the number of investors willing to hold or acquire our shares, which could negatively impact our ability to access equity markets and obtain financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradeable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees. Moreover, a delisting of our shares would constitute a “fundamental change or event” under the terms of both our 2.50% senior guaranteed exchangeable bonds due January 2027and our 0.50% exchangeable senior bonds due January 2023, which would require us to repurchase such bonds at a specified price with respect thereto.

Public health threats have had, and may continue to have, significant adverse consequences for our business and operations.

Public health threats, pandemics and epidemics, such as the recent outbreak of a novel strain of coronavirus (“COVID-19”), severe influenza, other coronaviruses and other highly communicable viruses or diseases, have impacted and may continue to impact our operations directly or indirectly, including by disrupting the operations of our business partners, suppliers and customers in ways that adversely impact our operations.  For instance, the outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in various actions by governmental authorities around the world to prevent the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions.  In addition, the risk of infection and health risk associated with COVID-19, and the death or illness of many individuals across the globe, has resulted in actions by individuals and companies seeking to curtail the spread of COVID-19, such as companies across the world requiring employees to work remotely, suspending all non-essential travel worldwide for employees, and discouraging employee attendance at in-person work-related meetings, as well as individuals voluntarily social distancing and self-quarantining.  While many of these restrictions and actions have since been softened or lifted in varying degrees in different locations across the world, many locations have since begun to experience a resurgence in the spread of COVID-19, prompting the re-imposition of certain restrictions and actions.  The ultimate actions to be taken by governmental authorities, individuals and companies in the future, and the effects of those actions, present numerous uncertainties, the impact of which we are currently unable to predict

We have taken similar precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate.  Our operational employees generally are currently still able to work on site and on our rigs.  We have taken comprehensive and global precautionary measures with respect to such operational employees, such as requiring them to verify they have not either experienced any symptoms consistent with COVID-19 or been in close contact with someone showing such symptoms before they are permitted to travel to the work site or rig, quarantining any operational employee on a rig who has shown signs of COVID-19, regardless of whether such employee has been confirmed to be infected, and imposing social distancing requirements in certain areas of the rig, such as in the dining hall and sleeping quarters and are incurring incremental costs.  We are also actively assessing and planning for various operational contingencies; however, we cannot guarantee that any actions taken by us, including the precautionary measures noted above, will be effective in preventing either an outbreak of COVID-19 on one or more of our rigs or other adverse effects related to COVID-19.  To the extent there is an outbreak of COVID-19 on one or more of our rigs, we may have to temporarily shut down operations of such rig or rigs, which could result in significant downtime or contract termination and have substantial adverse consequences for our business and results of operations.  In addition, most of our non-operational employees are now working remotely, which increases various operational risks.  For instance, working remotely may increase the risk of security breaches or other cyber incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations.

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

The magnitude and duration of potential social, economic and labor instability resulting from the recent COVID-19 outbreak, including how quickly national economies can recover once the pandemic subsides, or whether any recovery will ultimately experience a reversal or other setbacks, are uncertain and cannot be estimated at this time as such effects depend on future events that are largely out of our control.

The outbreak of COVID-19 has had, and may continue to have, significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers

The outbreak of COVID-19 and the responses of governmental authorities, companies and the self-imposed restrictions by many individuals across the world to stem the spread of the virus have significantly reduced global economic activity, as there has been a dramatic decrease in the number of businesses open for operation and a substantial reduction in the number of people across the world that have been going to work or leaving their house to purchase goods and services.  This has also resulted in airlines dramatically cutting back on flights and has reduced the number of cars on the road.  As a result, there has also been a sharp reduction in the demand for oil and a decline in oil prices.

Concerns over the prolonged negative effects of the COVID-19 outbreak on economic and business prospects across the world have also contributed to increased market and oil price volatility and have diminished expectations for the performance of the global economy.  These factors, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the COVID-19 outbreak and the decline in, and steep increase in the volatility of, oil prices, have precipitated an economic downturn and likely a recession.  The current downturn and period of depressed oil prices, has had and may continue to have significant adverse consequences for the financial condition of our customers or suppliers, and result in reductions to their drilling and production expenditures and delays or cancellations of projects, thus decreasing demand for our services.  Such conditions have also resulted, and may continue to result in, an increased risk that our customers may seek price reductions or more favorable economic terms for our services, terminate our contracts or otherwise be unable to timely pay outstanding receivables owed to us, or could result in us having to enter into lower dayrate contracts or to idle, stack or retire more of our rigs.  Additionally, any early termination payment made in connection with an early contract termination may not fully compensate us for the loss of the contract.  Accordingly, the actual amount of revenues earned may be substantially lower than the backlog reported.  To the extent our suppliers experience a deterioration in financial condition or operational capability as a result of such depressed market and industry conditions or we or other suppliers incur delays in moving personnel to and from drilling rigs, we may experience disruptions in supply, which could increase our operating costs and increase rig downtime.  The occurrence of any such events with respect to our customers, contracts or suppliers in certain cases has had, and may continue to have, could have significant adverse consequence for our business and financial position.

The ultimate extent of the impact of the COVID-19 outbreak on our business and financial position will depend largely on future developments, including the duration, spread or containment of the outbreak, particularly within the geographic locations where we operate, and the related impact on overall economic activity, all of which are highly uncertain at this time.  For example, depressed market and industry conditions have placed significant pressure on the liquidity and solvency of many offshore drilling contractors, leading them to pursue restructuring transactions.  We are unable to predict the timing or impact of any such restructurings, if completed, on the capital structure and competitive dynamics among offshore drilling companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
July 2020	—	$—	—	$3,522
August 2020	—	—	—	3,522
September 2020	—	—	—	3,522
Total	—	$—	—	$3,522
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion. At September 30, 2020, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.5 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”
Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 11, 2020
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 23, 2016
4.1	Indenture, dated as of August 14, 2020, by and among Transocean Inc., the guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020
4.2	Amendment to Registration Rights Agreement, dated as of August 14, 2020, by and among Transocean Ltd., Transocean Inc. and the holder named therein	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020
4.3	Indenture, dated as of September 11, 2020, by and among Transocean Inc., the guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 11, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019; (ii) our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019; (iii) our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019; (iv) our condensed consolidated statements of equity for the three and nine months ended September 30, 2020 and 2019; (v) our condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized

November 3, 2020 TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)