Form 10-K
period 2020-12-31
Transocean Ltd.
filed 2021-03-01
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2020, 614,612,545 shares were outstanding and the aggregate market value of shares held by non-affiliates was approximately $1.12 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2020 of $1.83 per share and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 16, 2021, 616,025,144 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2020, for its 2021 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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
◾the offshore drilling market, including the effects of variations in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for the various geographies in which we operate or for our classes of rigs;
◾customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, terminations, renegotiations, contract option exercises, contract revenues, early termination payments, indemnity provisions and rig mobilizations;
◾liquidity, including availability under our bank credit agreement, and adequacy of cash flows for our obligations;
◾debt levels, including impacts of the current financial and economic downturn, interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or other strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, alleged defaults and discussions with creditors related thereto;
◾newbuild, upgrade, shipyard and other capital projects, including completion, relinquishment or abandonment, delivery and commencement of operation dates, expected downtime and lost revenues, the level of expected capital expenditures and the timing and cost of completing capital projects;
◾the cost and timing of acquisitions and the proceeds and timing of dispositions;
◾tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues in the tax jurisdictions in which we operate or have a taxable presence;
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
◾effects of accounting changes and adoption of accounting policies; and
◾investment in recruitment, retention and personnel development initiatives, the timing of, and other matters concerning, severance payments and benefit payments.

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
◾our inability to renew drilling contracts at comparable dayrates and to obtain drilling contracts for our rigs that do not have contracts;
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

PART I

Item 1.Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 16, 2021, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of February 16, 2021, we were constructing two ultra-deepwater drillships.

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

Transocean Ltd. is a Swiss corporation with its registered office in Steinhausen, Canton of Zug and with principal executive offices located at Turmstrasse 30, 6312 Steinhausen, Switzerland.  Our telephone number at that address is +41 41 749-0500.  Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  For information about the revenues, operating income, assets and other information related to our business, our segments and the geographic areas in which we operate, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 20—Operating Segments, Geographic Analysis and Major Customers.”

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

Drillships are generally self-propelled vessels, shaped like conventional ships, and are the most mobile of the major rig types.  Our high-specification drillships are equipped with dynamic positioning thruster systems, which allows them to maintain position without anchors through the use of onboard propulsion and station-keeping systems.  Ultra-deepwater drillships typically have greater deck load and storage capacity than early generation semisubmersible rigs, which provides logistical and resupply efficiency benefits for customers.  Drillships are generally better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  We have 22 ultra-deepwater drillships that are, and two ultra-deepwater drillships under construction that will be, equipped with our patented dual-activity technology.  Dual-activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential manner, which reduces critical path activity and improves efficiency in both exploration and development drilling.  In addition to dynamic positioning thruster systems, dual-activity technology and industry-leading hoisting capacity, our contracted newbuild drillship under construction will be equipped with two 20,000 pounds per square inch (“psi”) blowout preventers and, if the relevant conditions are satisfied, our newbuild drillship with a conditional agreement will be equipped with one 20,000 psi blowout preventer as required by the conditional agreement and will be equipped to accommodate a second 20,000 psi blowout preventer.

Semisubmersibles are floating vessels that can be partially submerged by means of a water ballast system such that the lower column sections and pontoons are below the water surface during drilling operations.  Semisubmersibles are known for stability, making them well suited for operating in rough sea conditions.  Semisubmersible floaters are capable of maintaining their position over a well either through dynamic positioning or the use of mooring systems.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units are self-propelled and move between locations under their own power when afloat on pontoons.  Four of our 13 semisubmersibles are equipped with dual-activity technology and also have mooring capability.  Two of these four dual-activity units are custom-designed, high capacity semisubmersible drilling rigs, equipped for year-round operations in harsh environments, including those of the Norwegian continental shelf and sub-Arctic waters.

Fleet categories—We further categorize the drilling units of our fleet as follows: (1) “ultra-deepwater floaters” and (2) “harsh environment floaters.”  Ultra-deepwater floaters are equipped with high-pressure mud pumps and are capable of drilling in water depths of 4,500 feet or greater.  Harsh environment floaters are capable of drilling in harsh environments in water depths between 1,500 and 10,000 feet and have greater displacement, which offers larger variable load capacity, more useable deck space and better motion characteristics.

Fleet status—Depending on market conditions, we may idle or stack our non-contracted rigs.  An idle rig is between drilling contracts, readily available for operations, and operating costs are typically at or near normal operating levels.  A stacked rig typically has reduced operating costs, is staffed by a reduced crew or has no crew and is (a) preparing for an extended period of inactivity, (b) expected to continue to be inactive for an extended period, or (c) completing a period of extended inactivity.  Stacked rigs will continue to incur operating costs at or above normal operating levels for approximately 30 days following initiation of stacking.  Some idle rigs and all stacked rigs require additional costs to return to service.  The actual cost to return to service, which in many instances could be significant and could fluctuate over time, depends upon various factors, including the availability and cost of shipyard facilities, the cost of equipment and materials, the extent of repairs and maintenance that may ultimately be required and time and cost of assembling and training crew.  We consider these factors, together with market conditions, length of contract, dayrate and other contract terms, when deciding whether to return a stacked rig to service.  We may not return some stacked rigs to work for drilling services.

Drilling units—The following tables, presented as of February 12, 2021, provide certain specifications for our rigs.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow-on contract.  The dates provided represent the expected time of completion, the year placed into service, and, if applicable, the year of the most recent upgrade.  As of February 12, 2021, we owned all of the drilling rigs in our fleet noted in the tables below, except for the following: (1) the harsh environment floater Transocean Norge, which is owned through our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), and (2) the ultra-deepwater floater Petrobras 10000, which is subject to a finance lease through August 2029.

				Water	Drilling	Contracted
			Year	depth	depth	location or
			entered	capacity	capacity	standby
Rig category and name	Specifications	Type	service	(in feet)	(in feet)	status
Ultra-deepwater floaters (27)
Deepwater Poseidon	(a) (b) (c) (d)	Drillship	2018	12,000	40,000	U.S. Gulf
Deepwater Pontus	(a) (b) (c) (d)	Drillship	2017	12,000	40,000	U.S. Gulf
Deepwater Conqueror	(a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Deepwater Proteus	(a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Deepwater Thalassa	(a) (b) (c) (d)	Drillship	2016	12,000	40,000	U.S. Gulf
Ocean Rig Apollo	(a) (b)	Drillship	2015	12,000	40,000	Stacked
Deepwater Athena	(a) (b)	Drillship	2014	12,000	40,000	Stacked
Deepwater Asgard	(a) (b) (c)	Drillship	2014	12,000	40,000	Idle
Deepwater Invictus	(a) (b) (c)	Drillship	2014	12,000	40,000	Trinidad
Deepwater Skyros	(a) (b)	Drillship	2013	12,000	40,000	Angola
Deepwater Mylos	(a) (b) (c)	Drillship	2013	12,000	40,000	Stacked
Deepwater Champion	(a) (b)	Drillship	2011	12,000	40,000	Stacked
Deepwater Corcovado	(a) (b)	Drillship	2011	10,000	35,000	Brazil
Deepwater Mykonos	(a) (b)	Drillship	2011	10,000	35,000	Brazil
Deepwater Orion	(a) (b)	Drillship	2011	10,000	35,000	Idle
Deepwater Olympia	(a) (b)	Drillship	2011	10,000	35,000	Stacked
Discoverer India	(a) (b)	Drillship	2010	12,000	40,000	Stacked
Discoverer Luanda	(a) (b)	Drillship	2010	7,500	40,000	Stacked
Dhirubhai Deepwater KG2	(a)	Drillship	2010	12,000	35,000	Myanmar
Discoverer Inspiration	(a) (b) (c)	Drillship	2010	12,000	40,000	Idle
Discoverer Americas	(a) (b)	Drillship	2009	12,000	40,000	Stacked
Development Driller III	(a) (b) (e)	Semisubmersible	2009	7,500	37,500	Trinidad
Petrobras 10000	(a) (b)	Drillship	2009	12,000	37,500	Brazil
Discoverer Clear Leader	(a) (b) (c)	Drillship	2009	12,000	40,000	Stacked
Dhirubhai Deepwater KG1	(a)	Drillship	2009	12,000	35,000	India
GSF Development Driller I	(a) (b) (e)	Semisubmersible	2005	7,500	37,500	Stacked
Deepwater Nautilus	(e)	Semisubmersible	2000	8,000	30,000	Idle

Harsh environment floaters (10)
Transocean Norge	(a) (e) (g)	Semisubmersible	2019	10,000	40,000	Norwegian N. Sea
Transocean Enabler	(a) (e) (g)	Semisubmersible	2016	1,640	28,000	Norwegian N. Sea
Transocean Encourage	(a) (e) (g)	Semisubmersible	2016	1,640	28,000	Norwegian N. Sea
Transocean Endurance	(a) (e) (g)	Semisubmersible	2015	1,640	28,000	Norwegian N. Sea
Transocean Equinox	(a) (e) (g)	Semisubmersible	2015	1,640	28,000	Norwegian N. Sea
Transocean Spitsbergen	(a) (e) (f) (g)	Semisubmersible	2010	10,000	30,000	Norwegian N. Sea
Transocean Barents	(a) (e) (f)	Semisubmersible	2009	10,000	30,000	Norwegian N. Sea
Henry Goodrich	(e)	Semisubmersible	1985/2007	5,000	30,000	Stacked
Transocean Leader	(e)	Semisubmersible	1987/1997	4,500	25,000	Stacked
Paul B. Loyd, Jr.	(e)	Semisubmersible	1990	2,000	25,000	U.K. N. Sea
(a)	Dynamically positioned.
(b)	Patented dual activity.
(c)	Two blowout preventers.
(d)	Designed to accommodate a future upgrade to 20,000 psi blowout preventers.
(e)	Moored.
(f)	Dual activity.
(g)	Automated drilling control.

				Water	Drilling	Contracted
				depth	depth	location or
			Expected	capacity	capacity	contracted
Rig category and name	Specifications	Type	completion	(in feet)	(in feet)	status
Rigs under construction (2)
Ultra-deepwater floaters
Deepwater Atlas	(a) (b) (c)	Drillship	—	12,000	40,000	Uncontracted
Deepwater Titan	(a) (b) (d)	Drillship	H1 2022	12,000	40,000	U.S. Gulf
(a)	To be dynamically positioned.
(b)	To be equipped with our patented dual activity.
(c)	To be equipped with one and designed to accommodate a future second 20,000 psi blowout preventer.
(d)	To be equipped with two 20,000 psi blowout preventers.

Drilling Contracts

Our contracts to provide offshore drilling services are individually negotiated and vary in their terms and conditions.  We obtain most of our drilling contracts through competitive bidding against other contractors and direct negotiations with operators.  Drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods while the drilling unit is operating and lower rates or zero rate for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control.  A dayrate drilling contract generally extends over a period of time either covering the drilling of a single well or group of wells or covering a stated term.  At December 31, 2020, our contract backlog was approximately $8.1 billion, representing a decrease of 22 percent and a decrease of 35 percent, respectively, compared to the contract backlog at December 31, 2019 and 2018, which was $10.4 billion and $12.5 billion, respectively.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

Certain of our drilling contracts may be cancelable for the convenience of the customer, typically with the payment of an early termination payment.  Such payments, however, may not fully compensate us for the loss of the contract.  Contracts also customarily provide for either automatic termination or termination at the option of the customer, typically without payment of any termination fee, under various circumstances such as non-performance, in the event of extended downtime or impaired performance due to equipment or operational issues or periods of extended downtime due to force majeure events.  Many of these events are beyond our control.  The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term.  Our contracts also typically include a provision that allows the customer to extend the contract to finish drilling a well-in-progress.  During periods of depressed market conditions, our customers may seek to renegotiate firm drilling contracts to reduce the term of their obligations or the average dayrate through term extensions, or may seek to early terminate or repudiate their contracts.  Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension.  If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated financial position, results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to our business—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.”

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

Markets

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  We operate in a single, global offshore drilling market, as our drilling rigs are mobile assets and can be moved according to prevailing market conditions.  We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or to capture observed market demand.  Consequently, we cannot predict the future percentage of our revenues that will be derived from particular geographic areas.  As of February 12, 2021, our drilling fleet, including stacked and idle rigs, but excluding rigs under construction, was located in Greece (eight units), the Norwegian North Sea (seven units), the U.S. Gulf of Mexico (seven units), Brazil (three units), Malaysia (three units), the United Kingdom (the “U.K.”) North Sea (two units), Trinidad (two unit), Angola (one unit), Canada (one unit), India (one unit), Myanmar (one unit), and Namibia (one unit).

We categorize the market sectors in which we operate as follows: (1) ultra-deepwater and deepwater, (2) harsh environment, and (3) midwater.  We offer our drilling services across all of these market sectors, collectively known as the floater market, with our drillships and semisubmersibles, 11 of which are suited to work in harsh environments.  We generally view the ultra-deepwater and deepwater market sector as water depths beginning at 4,500 feet and extending to the maximum water depths in which rigs are capable of drilling, which is currently up to 12,000 feet.  The midwater market sector includes water depths from approximately 300 feet to approximately 4,500 feet.  The harsh environment market sector includes regions that are more challenged by lower temperatures, harsher weather conditions and water currents.

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

Since 2014, the industry has experienced a severe cyclical downturn of considerably longer duration than those previously observed.  Multiple years of volatile and generally weak commodity prices, exacerbated in 2020 by the effects of the COVID-19 pandemic and production disputes among major oil producing countries, have resulted in our customers repeatedly delaying offshore investment decisions and postponing exploration and development programs.  Some of our customers have also recently committed to invest or increase investment in low carbon and renewable energy resources, potentially reducing their expenditures in the development and production of hydrocarbons over the coming decades.  However, even in the context of some diversion of investment away from traditional sources of energy, the structural efficiency gains achieved by the offshore oil and gas segment in the past six years have materially improved the economics of deepwater offshore development projects, making the segment a competitive source of new supply.

We anticipate that the subdued level of contract activity will continue for at least the first half of 2021, although we believe that by the second half of 2021, our customers will again focus on favorable deepwater offshore economics and begin increasing their exploration, production and reserve replacement activities by restarting delayed projects and commencing new campaigns.  This depends on many variables, including global amelioration of the COVID-19 pandemic and the effects of actions by some governments and regulators intended to curtail existing and future drilling activities, and other factors.

Our overall outlook for the offshore drilling sector remains positive, particularly for high-specification assets.  Brazil, the U.S. Gulf of Mexico, and to a lesser extent, West Africa remain key ultra-deepwater market sectors, while Norway represents the largest harsh environment market.  In addition, in 2020, we saw continued strong tendering activity for Asia and Australia.  Licensing activity also indicated an increased interest in these areas as energy companies looked to explore and develop new prospects.

As the economics of offshore development projects have materially improved, we expect deepwater oil and gas production will continue to be a significant part of the long-term strategy for energy companies as they strive to replace reserves to meet global demand for energy sources and hydrocarbons.  .  These projects are technically demanding due to factors such as water depth, complex well designs, deeper drilling depth, high pressure and temperature, sub-salt geological formations, harsh environments, and heightened regulatory standards; therefore, they require high-specification drilling units.

Generally, high-specification rigs are the most modern, technologically advanced class of the offshore fleet and have capabilities that are attractive to energy companies operating in deeper water depths, other challenging environments or with complex well designs.  We have led the industry and made concerted efforts since the beginning of the prolonged downturn to high-grade our fleet profile by acquiring high-specification assets and disposing of lower-specification assets.  In the year ended December 31, 2018, we significantly enhanced our high-specification asset portfolio with our acquisitions of (i) Songa Offshore SE, (ii) Ocean Rig UDW Inc. and (iii) a 33.0 percent ownership interest in Orion.  During the years ended December 31, 2020, 2019 and 2018, we sold for scrap value six, eleven and eight lower-specification drilling units, respectively.

Ultimately, as the hydrocarbon supply-demand balance improves, including as the result of a post-pandemic global economic recovery, we expect a sustained improvement of oil prices, which will result in greater demand for our high-specification fleet of assets, resulting in further improvement of dayrates.  Consequently, when considering the reduced supply of offshore drilling units and expected increase in demand, we expect dayrates for our services should steadily increase over the next several years.  See “Item 1A. Risk Factors—Risks related to our business.”

Customers

We provide our offshore drilling services to most of the leading integrated oil companies or their affiliates, as well as for many government-owned or government-controlled oil companies and other independent oil companies.  For the year ended December 31, 2020, our most significant customers were Royal Dutch Shell plc (together with its affiliates, “Shell”), Equinor ASA (together with its affiliates, “Equinor”) and Chevron Corporation (together with its affiliates, “Chevron”), representing approximately 28 percent, 27 percent and 14 percent, respectively, of our consolidated operating revenues.  No other customers accounted for 10 percent or more of our consolidated operating revenues in the year ended December 31, 2020.  Additionally, as of February 12, 2021, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Shell, Equinor and Chevron, representing approximately 53 percent, 23 percent and 13 percent, respectively, of our total contract backlog.  See “Item 1A. Risk Factors—Risks related to our business—We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our business.”

Human Capital Resources

Worldwide workforce—As of December 31, 2020, we had a global workforce of approximately 5,350 individuals, including approximately 530 contractors, representing 56 nationalities.  At December 31, 2020, our global workforce is geographically distributed in 25 countries across five continents as follows: 34 percent in Europe, 32 percent in North America, 18 percent in South America, 11 percent in Asia and 5 percent in Africa.

Approximately 43 percent of our total workforce, working primarily in Norway, Brazil and the U.K., are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

FIRST Shared Values and corporate culture—Our FIRST Shared Values guide us to act responsibly as we strive to deliver value for our stakeholders, and they form the foundation of our corporate culture as follows:

◾	Focused. We will consistently exceed the expectations of customers, shareholders and employees.
◾	Innovative. We will continuously advance our position as technical leaders, and relentlessly pursue improvement in all that we do.
◾	Reliable. We will execute flawlessly by ensuring that our equipment, processes and systems always perform as and when intended, and that our people are properly trained and motivated.
◾	Safe. Above all else, we will protect each other, the environment and our assets. We will conduct our operations in an incident-free environment, all the time, everywhere.
◾	Trusted. We will always act with integrity and professionalism, honor our commitments, comply with laws and regulations, respect local cultures, and be fiscally responsible.

Development, attraction and retention—We are committed to being the world’s premier offshore drilling contractor, which requires that we develop, retain and attract the industry’s best workforce.  For that reason, we offer regionally competitive compensation and benefits packages, a technically challenging work environment, global opportunities, and rotational development programs.  In addition, our team remains abreast of industry and technology trends and their transformative effects on our work environment.  These advancements necessitate that we continuously develop our workforce, ensuring that they have the skills and competencies for our organization to realize the full benefits of these advancements and responsibly deliver value to our stakeholders.

Training—We maintain a rigorous competency-based training program.  Our internal training board maintains and regularly updates our training matrix to meet or exceed industry standards, and it oversees our competency assurance management system, which is accredited by the Offshore Petroleum Industry Training Organization.  Offshore training formats include on-the-job, e-learning, customer-specific training, certifications, and leadership and licensing programs.  Unique simulation-based education, augmented by digital twin modeling, enables our workforce to more accurately visualize equipment performance and target efficiencies.  The certifications, skills and competencies needed for each role are clearly articulated to our workforce, and workers are required to successfully complete the relevant training and attain all necessary certifications prior to taking on new roles.

Wellness and benefits—We strive to offer regionally competitive medical and financial benefits, tailored to our workforce demographics, particularly in terms of generational segmentation.  We design our wellness and benefits strategy under four pillars consisting of physical well-being, financial well-being, emotional well-being and social well-being.

Safety—Our safety vision is to conduct our operations in an incident-free workplace, all the time, everywhere.  We prioritize protection of our people, the environment and our property at all work locations and during all operations, and we require compliance with all local regulations and a comprehensive set of internal policies and procedures that govern our operations.  With regular competency and effectiveness assessments, our highly trained crews are equipped to protect our operational integrity with the process-driven management of hazards to prevent and mitigate major hazard accidents.  At the start of the COVID-19 pandemic, we moved quickly to enact additional health and safety protocols for COVID-19 mitigation, and we have keenly focused on enhanced communication and employee support to engage our workforce in a remote work environment.

We measure our safety performance in terms of widely accepted ratios with the use of industry standards, including (a) the total recorded incidence rate (“TRIR”), which represents the number of work-related injuries or illnesses for every 200,000 hours worked, and (b) the lost time incidence rate (“LTIR”), which measures the number of incidents that result in lost time due to work-related injuries for every 200,000 hours worked.  In the year ended December 31, 2020, our TRIR was 0.24, and our LTIR was 0.0.

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

Technological Innovation

We have a long history of technological innovation, including the first dynamically positioned drillship, the first rig to drill year-round in the North Sea, the first semisubmersible rig for year-round sub-Arctic operations, the first 10,000-ft. water depth rated ultra-deepwater drillship and numerous water depth world records over the past several decades.  Twenty-two drillships and two semisubmersibles in our existing fleet are, and our two drillships that are under construction will be, equipped with our patented dual-activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner, reducing well construction critical path activities and, thereby, improving efficiency in both exploration and development drilling.

We continue to develop and deploy industry-leading technology in the pursuit of delivering safer, more efficient and environmentally responsible drilling services.  In addition to our patented dual-activity drilling technology, our two drillships under construction will include industry-leading 3.5 million-pound hoisting load capability, hybrid energy storage systems for enhanced drill floor equipment reliability, fuel and emissions savings as well as advanced generator protection for power plant reliability.  Ten drillships in our existing fleet are, and our two drillships that are under construction will be, outfitted with dual blowout preventers and triple liquid mud systems.  Our two drillships under construction will be equipped with 20,000 psi blowout preventers and related equipment.  Five drillships in our existing fleet are designed to accept 20,000 psi blowout preventers in the future.

Seven of our harsh environment semisubmersibles are designed and constructed specifically to provide highly efficient performance in the Norwegian North Sea and in the Barents Sea.  In 2019, we deployed the world’s first hybrid energy storage system aboard a floating drilling unit, the harsh environment floater Transocean Spitsbergen, which is the first solution to reduce fuel consumption and emissions while providing enhanced power management and station keeping reliability.  We also continue to develop and invest in technologies designed to optimize our performance and deliver ever better operational integrity through innovations, such as our proprietary fault-resistant and fault-tolerant blowout preventer control system.  We have installed automated drilling control systems on six harsh environment floaters, which materially improves our ability to safely and efficiently deliver wells to our customers.

We have also deployed our smart equipment analytics tool, which delivers real-time data feeds from equipment and is used to monitor equipment health and inferred emissions and energy consumption.  This technology can also identify trends in performance that allow us to systematically optimize equipment maintenance and achieve higher levels of reliability, operational efficiency and sustainability.  This data-driven approach, augmented by the size of our fleet, is helping us build a knowledge framework for sustainable process optimization.  Additionally, our continued, acute focus on personnel safety has driven the development and deployment of our patented HaloGuard system, which will alarm, notify and, if required, halt equipment to avoid injury to personnel who move into danger zones.

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

Governmental Regulations

Our operations are subject to a variety of international, regional, national, state and local government regulations, including environmental regulations.  We monitor our compliance with such government regulations in each country of operation and, while we see an increase in many government regulations, particularly general environmental regulation, we have made and will continue to make the required expenditures to comply with current and future government requirements.  To date, we have not incurred material costs in order to comply with such government regulations, including environmental regulation, and do not expect to make any material capital expenditures in order to comply with such regulations in the year ended December 31, 2021, or any other period contemplated at this time.  We do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.  We incorporate by reference into this subsection “—Government Relations” the disclosures on government regulations, including environmental regulations, contained in the following sections of this annual report on Form 10-K:

◾	“Item 1A. Risk Factors—Risks related to our laws, regulations and governmental compliance;”
◾	“Item 3, Legal Proceedings;”
◾	“Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters;”
◾	“Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes;” and
◾	“Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies.”

Joint Venture, Agency and Sponsorship Relationships and Other Investments

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation since local laws or customs in those areas effectively mandate the establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we may enter into agency or sponsorship agreements.  We also invest in certain companies for operational purposes, some of which are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety for our drilling and other activities.  We may or may not control these partially owned companies.  At December 31, 2020, we held partial ownership interests in companies in the Cayman Islands, the U.S., Norway, Canada, Angola, Nigeria and other countries, the most significant of which was our 33.0 percent ownership interest in Orion, an unconsolidated Cayman Islands exempted company formed to construct and own the harsh environment semisubmersible Transocean Norge.  Certain affiliates of Hayfin Capital Management LLP, own the remaining 67.0 percent ownership interest in Orion not owned by us.

Available Information

Our website address is www.deepwater.com.  Information contained on or accessible from our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report or any other filing that we make with the SEC.  Furthermore, references to our website URLs are intended to be inactive textual references only.  We make available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.  You may also find on our website information related to our corporate governance, board committees and company code of business conduct and ethics.  The SEC also maintains a website, www.sec.gov, which contains reports, proxy statements and other information regarding SEC registrants, including us.  We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Integrity and any waiver from any provision of our Code of Integrity by posting such information in the Governance page on our website at www.deepwater.com.

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

Our business depends on the level of activity in oil and gas exploration, development and production in offshore areas worldwide.  Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and, to a lesser extent, natural gas prices.  Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

◾	worldwide demand for oil and gas, including economic activity in the U.S. and other large energy-consuming markets, which has been significantly impacted by the COVID-19 pandemic and the governmental, company and individual reactions thereto;
◾	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels, productive spare capacity and pricing;
◾	the level of production in non-OPEC countries;
◾	inventory levels, and the cost and availability of storage and transportation of oil, gas and their related products;
◾	the policies, laws and regulations of various governments regarding exploration and development of their oil and gas reserves, the environment and climate change;
◾	international sanctions on oil-producing countries, or the lifting of such sanctions;
◾	advances in exploration, development and production technology;
◾	the further development of shale technology to exploit oil and gas reserves;
◾	the discovery rate of new oil and gas reserves and the rate of decline of existing oil and gas reserves;
◾	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;
◾	the development, exploitation and market acceptance of alternative energy sources;
◾	accidents, adverse weather conditions, natural disasters and other similar incidents relating to the oil and gas industry; and
◾	the worldwide security and political environment, including uncertainty or instability resulting from an escalation or outbreak of armed hostilities, civil unrest, acts of terrorism, public health threats or other crises.

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

The offshore drilling industry is highly cyclical and is impacted by oil and natural gas price levels and volatility.  Periods of high customer demand, limited rig supply and high dayrates have been followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  We have idled and stacked rigs, and may in the future idle or stack additional rigs or enter into lower dayrate drilling contracts in response to market conditions.  Idled or stacked rigs may remain out of service for extended periods of time.  During prior periods of high dayrates and rig utilization rates, we and other industry participants responded to increased customer demand by increasing the supply of rigs through ordering the construction of new units.  The number of new units delivered without contracts, combined with an increased number of rigs in the global market completing contracts and becoming idle, has increased and may continue to intensify price competition.  In periods of low oil and natural gas price levels, new construction has historically resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and rig utilization rates, sometimes for extended periods of time.  In an oversupplied market, we may have limited bargaining power to negotiate on more favorable terms.  Additionally, lower market dayrates and intense price competition may drive customers to seek to renegotiate existing contracts to lower dayrates in exchange for longer contract terms.  Lower dayrates and rig utilization rates could adversely affect our revenues and profitability.

As of February 12, 2021, we have 16 uncontracted rigs, and these rigs may remain out of service for extended periods of time.  We also have two additional rigs under construction, and while both have secured contracts, one has a contract that is conditional upon a final investment decision of the customer and its partners.  If we are unable to obtain drilling contracts for our uncontracted rigs, whether due to a prolonged offshore drilling market downturn, a delayed or muted recovery of such market or otherwise, it may have an adverse effect on our results of operations and cash flows.

Our current backlog of contract drilling revenues may not be fully realized.

At February 12, 2021, our contract backlog was approximately $7.8 billion.  This amount represents the number of days remaining in the firm term of the drilling contract multiplied by the maximum contractual operating dayrate, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are generally insignificant to our contract drilling revenues.  Our contract backlog includes amounts associated with our contracted newbuild unit that is currently under construction but excludes amounts related to the conditional agreement we have for our second newbuild unit under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive due to a number of factors, including rig downtime or suspension of operations.  Several factors could cause rig downtime or a suspension of operations, including: equipment breakdowns and other unforeseen engineering problems, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, and force majeure events.

In certain drilling contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.  Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, other definitive agreements awaiting contract execution.  We may not be able to realize the full amount of our contract backlog due to events beyond our control.  In addition, some of our customers have experienced liquidity issues in the past, including some recently, and these liquidity issues could be experienced again if commodity prices decline for an extended period of time.  Liquidity issues and other market pressures could lead our customers to seek bankruptcy protection or to seek to repudiate, cancel or renegotiate these agreements for various reasons (see “—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts”).  Our inability to realize the full amount of our contract backlog may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We may not be able to renew or obtain new drilling contracts for rigs whose contracts are expiring or obtain drilling contracts for our stacked and idle rigs or our newbuild with a conditional agreement if the conditions thereof are not satisfied.

The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services.  Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions at the time of expiration.  As of February 12, 2021, we have 16 stacked or idle rigs and one rig under construction that has a drilling contract that is subject to a final investment decision by the customer and its partners.  We also have seven existing drilling contracts for our rigs that are currently operating, which are scheduled to expire before December 31, 2021.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts or obtain a drilling contract for our newbuild unit with a conditional agreement in the event the conditions thereof are not satisfied, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts.  When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all.  We may not be able to obtain new drilling contracts in direct continuation with existing contracts or for our newbuild unit with a conditional agreement, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our consolidated financial position, results of operations or cash flows.

Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.

Certain of our drilling contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment.  Such payments may not, however, fully compensate us for the loss of the contract.  Drilling contracts also customarily provide for either automatic termination or termination at the option of the customer, typically without the payment of any termination fee, under various circumstances such as non-performance, as a result of significant downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events, many of which are beyond our control.  Certain customers who seek to terminate our drilling contracts may attempt to defeat or circumvent our protections against certain liabilities.  Our customers’ ability to perform their obligations under their drilling contracts, including their ability to fulfill their indemnity obligations to us, may also be negatively impacted by an economic downturn.  Our customers, which include national oil companies, often have significant bargaining leverage over us.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated on terms that are not as favorable as current terms, it could adversely affect our consolidated financial position, results of operations or cash flows.

During periods of depressed market conditions, such as we are currently experiencing, we are subject to an increased counterparty risk, as our customers may seek to repudiate their contracts, including through claims of non-performance in order to reduce their capital expenditures.  Our customers may no longer need a drilling rig that is currently under contract or may be able to obtain a comparable drilling rig at a lower dayrate.  We have experienced, and are at continued risk of experiencing, early contract terminations in a weak commodity price environment as operators look to reduce their capital expenditures.  The ability of each of our counterparties to perform its obligations under a contract with us, including indemnity obligations, will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the offshore drilling industry, prevailing prices for oil and natural gas, the overall financial condition of the counterparty, the dayrates received and the level of expenditures necessary to maintain drilling activities.  Should a counterparty fail to honor its obligations under an agreement with us, we could sustain losses, which could have an adverse effect on our business and on our consolidated financial position, results of operations or cash flows.

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

If we are unable to fund capital expenditures with our cash flows from operations or proceeds from sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities, or additional financing arrangements with banks or other capital providers.  Our ability to access the capital markets may be limited by our financial condition at the time, perceptions of us or our industry, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  If we raise funds by issuing equity securities or other securities that are convertible into equity securities, existing shareholders may experience dilution.  Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business and on our consolidated financial position, results of operations and cash flows.

Public health threats, such as COVID-19, have had, and may continue to have, significant adverse consequences for general economic, financial and business conditions, as well as for our business and operations.

Public health threats, pandemics and epidemics, such as the outbreak of a novel strain of COVID-19, severe influenza, other coronaviruses and other highly communicable viruses or diseases, have impacted and may continue to impact our operations directly or indirectly, including by disrupting the operations of our business partners, suppliers and customers in ways that adversely impact our operations.  For instance, the outbreak of COVID-19 and its development into a pandemic in March 2020 resulted in various actions by governmental authorities around the world to prevent or reduce the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions.  In addition, companies and individuals seeking to curtail the spread of COVID-19 have taken certain cautionary measures, such as companies around the world requiring employees to work remotely, suspending all non-essential travel worldwide for employees, and discouraging employee attendance at in-person work-related meetings, as well as individuals voluntarily social distancing and self-quarantining.  While many of these restrictions and measures have since been softened or lifted in varying degrees in different locations around the world, and there have been several COVID-19 vaccines recently approved by many governments that are expected to accelerate a recovery from the pandemic, the ultimate success of such vaccines is currently uncertain and resurgences in the spread of COVID-19 and other rapid developments with respect to the virus have prompted and may in the future prompt, the re-imposition of certain restrictions and measures.

These responses have significantly reduced global economic activity, as there has been a dramatic decrease in the number of businesses open for operation and a substantial reduction in the number of people across the world that have been going to work or leaving their house to purchase goods and services.  This has also resulted in airlines dramatically cutting back on flights and has reduced the number of cars on the road.  As a result, there has also been a sharp reduction in the demand for oil and a decline in oil prices.

We have taken similar precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate.  Our operational employees generally are currently still able to work on site and on our rigs.  We have taken comprehensive and global precautionary measures with respect to such operational employees, such as requiring them to verify they have not either experienced any symptoms consistent with COVID-19 or been in close contact with someone showing such symptoms before they are permitted to travel to the work site or rig, quarantining any operational employee on a rig who has shown signs of COVID-19, regardless of whether such employee has been confirmed to be infected, and imposing social distancing requirements in certain areas of the rig, such as in the dining hall and sleeping quarters, and are incurring incremental costs.  We are also actively assessing and planning for various operational contingencies; however, we cannot guarantee that any actions taken by us, including the precautionary measures noted above, will be effective in preventing either an outbreak of COVID-19 on one or more of our rigs or other adverse effects related to COVID-19.  To the extent an outbreak of COVID-19 develops on one or more of our rigs, we may have to temporarily shut down operations of such rig or rigs, which could result in significant downtime or contract termination and have substantial adverse consequences for our business and results of operations.  In addition, most of our non-operational employees are now working remotely, which increases various operational risks.  For instance, working remotely may increase the risk of security breaches or other cyber incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations.

Many governmental authorities across the globe have implemented travel restrictions and mandatory quarantine measures to prevent or reduce the spread of COVID-19, and in complying with such governmental actions, we have experienced, and expect to continue to experience, increased difficulties, delays and costs in moving our personnel in and out of, and to work in, the various jurisdictions in which we operate.  We may be unable to pass along these increased costs to our customers.  Additionally, disruptions to or restrictions on the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in the jurisdictions in which we operate or to progress the construction of our newbuild projects, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations, or other effects related to the COVID-19 outbreak, may have significant adverse consequences on our ability to meet our commitments to customers, including by increasing our operating costs and increasing the risk of rig downtime and could result in contract terminations.

Concerns over the prolonged negative effects of the COVID-19 outbreak on economic and business prospects across the world have also contributed to increased market and oil price volatility and have diminished expectations for the performance of the global economy.  These factors, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the COVID-19 outbreak and the decline in, and steep increase in the volatility of, oil prices, have precipitated an economic downturn and likely a recession.  The current downturn and period of depressed oil prices has had and may continue to have significant adverse consequences for the financial condition of our customers or suppliers.  Such conditions have resulted in, and may continue to result in, reductions to our customers’ drilling and production expenditures and delays or cancellations of projects, thus decreasing demand for our services, and an increased risk that our customers may seek price reductions or more favorable economic terms for our services, terminate our contracts or that we may be required to idle, stack or retire more of our rigs.  Additionally, any early termination payment made in connection with an early contract termination may not fully compensate us for the loss of the contract.  Accordingly, the actual amount of revenues earned may be substantially lower than the reported contract backlog.  To the extent our suppliers experience a deterioration in financial condition or operational capability as a result of such depressed market and industry conditions or we or other suppliers incur delays in moving personnel to and from drilling rigs, we may experience disruptions in supply, which could increase our operating costs and increase rig downtime.  The occurrence of any such events with respect to our customers, contracts or suppliers in certain cases has had, and may continue to have, significant adverse consequences for our business and financial position.

The magnitude and duration of potential social, economic and labor instability resulting from the COVID-19 outbreak, including how quickly national economies can recover once the pandemic subsides, or whether any recovery will ultimately experience a reversal or other setbacks, are uncertain and cannot be estimated at this time as such effects depend on future events that are largely out of our control.  The ultimate extent of the impact of the COVID-19 outbreak on our business and financial position will depend largely on future developments, including the duration, spread or containment of the outbreak, particularly within the geographic locations where we operate, and the related impact on overall economic activity, all of which are highly uncertain at this time.  We are unable to predict the timing or impact of any such restructurings, if completed, on the capital structure and competitive dynamics among offshore drilling companies.

Public and investor sentiment towards climate change, fossil fuels and other esg matters could adversely affect our business, cost of capital and the price of our stock and other securities.

There have been efforts in recent years, based on changing public sentiment concerning fossil fuels, aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies.  These efforts have intensified during the COVID-19 pandemic, as seen by the State of New York’s December 2020 announcement that it will be divesting the state’s Common Retirement Fund from fossil fuels.  If this or similar divestment efforts are successful, our stock price and our ability to access capital markets may be negatively impacted.

Members of the investment community are also increasing their focus on environmental, social and governance (“ESG”) practices and disclosures, including practices and disclosures related to greenhouse gases and climate change, in the energy industry in particular, and diversity and inclusion initiatives and governance standards among public companies more generally.  As a result, we may face increasing pressure regarding our ESG disclosures and practices.  Additionally, members of the investment community may screen companies such as ours for ESG sustainability performance before investing in our stock.  Over the past few years there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments.  As a result, there has been a proliferation of ESG focused investment funds seeking ESG oriented investment products.  If we or our securities are unable to meet the sustainability ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, our stock price and the price of our publicly traded debt securities may be negatively impacted and our reputation may also be negatively affected.

We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our business.

We engage in offshore drilling services for most of the leading integrated oil companies or their affiliates, as well as for many government-owned or government-controlled oil companies and other independent oil companies.  For the year ended December 31, 2020, our most significant customers were Shell, Equinor and Chevron, accounting for approximately 28 percent, 27 percent and 14 percent, respectively, of our total contract drilling revenues.  As of February 12, 2021, the customers with the most significant aggregate amount of contract backlog were Shell, Equinor and Chevron, representing approximately 53 percent, 23 percent and 13 percent, respectively, of our total contract backlog.  The loss of any of these customers or another significant customer, or a decline in payments under any of our drilling contracts, could, at least in the short term, have an adverse effect on our business.

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

Certain of our drilling contracts are partially payable in local currency.  The amounts, if any, of local currency received under these drilling contracts may exceed our local currency needs to pay local operating and maintenance costs, leading to an accumulation of excess local currency balances, which, in certain instances, may be subject to either restrictions or other difficulties in converting to U.S. dollars, our functional currency, or to other currencies of the locations where we operate.  Excess amounts of local currency may also be exposed to the risk of currency exchange losses.

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

Our labor costs and the operating restrictions under which we operate could increase as a result of collective bargaining negotiations and additional unionization efforts.

Approximately 43 percent of our total workforce, primarily employed in Norway, Brazil and the U.K., are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only the union members.  Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts, or other work stoppages.  Legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

Our shipyard projects and operations are subject to delays and cost overruns.

As of February 12, 2021, we had under construction two ultra-deepwater drillships.  We also have a variety of other more limited shipyard projects at any given time.  These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

◾	complications arising from pandemics and epidemics, such as the outbreak of a novel strain of COVID-19, severe influenza, other coronaviruses and other highly communicable viruses or diseases and associated government orders in the country where the rigs are being constructed or serviced and elsewhere;
◾	shipyard availability, failures and difficulties;
◾	shortages of equipment, materials or skilled labor;
◾	design and engineering problems, including those relating to the commissioning of newly designed equipment;
◾	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
◾	unanticipated actual or purported change orders;
◾	disputes with shipyards and suppliers;
◾	failure or delayed deliveries of significant materials or equipment for various reasons, including due to supplier shortages, constraints, disruption or quality issues;
◾	availability of suppliers to recertify equipment for enhanced regulations;
◾	strikes, labor disputes and work stoppages;
◾	customer acceptance delays;
◾	customer delays in providing customer-supplied engineering, approvals or equipment;
◾	adverse weather conditions, including damage caused by such conditions;
◾	terrorist acts, war, piracy and civil unrest;
◾	unanticipated cost increases; and
◾	difficulty in obtaining necessary permits or approvals.

These factors may contribute to cost variations and delays in the delivery of our newbuild units and other rigs undergoing shipyard projects.  Cost variations may result in, among other things, disputes with the shipyards that construct or service our drilling units.  In addition, delayed delivery of our newbuild units or other rigs undergoing shipyard projects would impact contract commencement, resulting in a loss of revenues we could earn, and may also cause customers to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses.  In the event of termination of any of these drilling contracts, we may not be able to secure a replacement contract on as favorable terms, if at all.

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

Risks related to our indebtedness

We have a substantial amount of debt, including secured debt, and we may lose the ability to obtain future financing and suffer competitive disadvantages.

At December 31, 2020 and 2019, our total debt was $7.8 billion and $9.3 billion, respectively, of which $2.8 billion and $3.3 billion, respectively, was secured.  We have a bank credit agreement, as amended, that established a $1.3 billion secured revolving credit facility

(the “Secured Credit Facility”), which is currently undrawn, the borrowings under which would be secured.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

◾	we may be unable to obtain financing in the future to refinance our existing debt or for working capital, capital expenditures, acquisitions, debt service requirements, distributions, share repurchases, or other purposes;
◾	we may be unable to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
◾	we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness, some of which bears interest at variable rates;
◾	we may be unable to meet financial ratios in the agreements governing certain of our debt and finance lease or satisfy certain other covenants and conditions included in our debt agreements, which could result in our inability to meet requirements for borrowings under our credit agreement or a default under these agreements, impose restrictions with respect to our access to certain of our capital, and trigger cross default provisions in our other debt instruments;
◾	if we default under the terms of our secured financing arrangements, the secured debtholders may, among other things, foreclose on the collateral securing the debt, including the applicable drilling units;
◾	we may be unable to obtain new investment or financing given recent environmental, social and governance influenced trends among many financial intermediaries, investors and other capital markets participants in reducing, or ceasing, lending to, or investing in, companies that operate in industries with higher perceived environmental exposure; and
◾	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our less levered competitors.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Credit rating agencies have rated our debt below investment grade, which could limit our access to capital and have an adverse effect on our business and financial condition.

The ratings assigned to our debt securities by credit agencies (our “Debt Rating”) are below investment grade.  Our Debt Ratings could have adverse consequences for our business and future prospects and could cause the following:

◾	limitations on our ability to access debt markets, including for the purpose of refinancing our existing debt, replacing or extending our Secured Credit Facility;
◾	less favorable terms and conditions on any refinancing arrangements, debt issuances or bank credit agreements, some of which could require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;
◾	increases to certain fees under our Secured Credit Facility and interest rates under indentures governing certain of our senior notes, which in the case of the 6.375% senior notes due December 2021, the 3.80% senior notes due October 2022, and the 7.375% senior notes due December 2041, have already reached the maximum rate increase of 2 percent pursuant to the related indenture due to the downgrades of certain rating agencies;
◾	reduced willingness of current and prospective customers, suppliers and creditors to transact business with us;
◾	requirements from creditors, suppliers or customers for additional insurance, guarantees and collateral;
◾	limitations on our access to bank and third-party guarantees, surety bonds and letters of credit; and
◾	reductions to or eliminations of the level of credit suppliers and financial institutions may provide through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

Our Debt Ratings have caused some of the effects listed above, and any further downgrades may cause or exacerbate, any of the effects listed above and could have an adverse effect on our business and financial condition.

Worldwide financial, economic and political conditions could restrict our ability to access the capital markets, reduce our flexibility to react to changing economic and business conditions and reduce demand for our services.

Worldwide financial and economic conditions could restrict our ability to access the capital markets at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Worldwide economic conditions have in the past impacted, and could in the future impact, the lenders participating in our credit facilities and our customers, causing them to fail to meet their obligations to us.  If economic conditions preclude or limit financing from banking institutions participating in our credit facilities, we may not be able to obtain similar financing from other institutions.  A slowdown in economic activity could further reduce worldwide demand for energy and extend or worsen the recovery from low oil and natural gas prices.  These potential developments, or market perceptions concerning these and related issues, could affect our consolidated financial position, results of operations or cash flows.  In addition, turmoil and hostilities in the Middle East, North Africa and other geographic areas and countries present incremental risk.  An extended period of negative outlook for the world economy could further reduce the overall demand for oil and natural gas and for our services.  A further decline in oil and natural gas prices or an extension of the current low oil and natural gas prices could reduce demand for our drilling services and have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Risks related to laws, regulations and governmental compliance

Impact of increasingly stringent environmental and safety laws and our compliance with or breach of such laws can be costly, expose us to liability and could limit our operations.

Our business is affected by laws and regulations relating to the energy industry and the environment and safety, including international conventions and treaties, and regional, national, state, and local laws and regulations.  Our business also depends on demand for services from the oil and gas exploration and production industry, and, accordingly, we are directly affected by the adoption of laws and regulations that, for economic, environmental or other policy reasons, curtail, delay or impose additional compliance costs and obligations related to the exploration and development drilling for oil and gas.  Offshore drilling in certain areas has been curtailed and, in certain cases, prohibited because of environmental or safety concerns.  In addition, compliance with environmental and safety laws, regulations and standards, where applicable, may require us to make significant capital expenditures, such as the installation of costly equipment or implementation of operational changes, and may affect the resale values or useful lives of our rigs.  We may also incur additional costs in order to comply with other existing and future regulatory obligations or industry standards, including, but not limited to, costs relating to air emissions, including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and maintenance of insurance coverage or other financial assurance of our ability to address pollution incidents.  For instance, in the last decade, enhanced governmental safety and environmental requirements applicable to our operations were adopted by U.S. federal agencies for drilling in the U.S. Gulf of Mexico have caused, and may in the future cause, operators to have difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  In addition, the oil and gas industry has adopted new equipment and operating standards, such as the American Petroleum Institute Standard 53, related to the installation and testing of well control equipment.  A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations.  Additionally, our customers may elect to voluntarily comply with any non-mandatory laws, regulations or other standards.

Any such safety, environmental and other regulatory restrictions or standards, including voluntary customer compliance with respect thereto, could decrease, disrupt or delay operations, decrease demand for offshore drilling services, increase operating costs and compliance costs or penalties, increase out-of-service time, decrease dayrates, or reduce the area of operations for drilling rigs in the U.S. and non-U.S. offshore areas.  Any such effects could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

To the extent new laws are enacted, existing laws are changed or other governmental actions are taken that prohibit or restrict offshore drilling or impose additional environmental protection and safety requirements that result in increased costs to the oil and gas industry, in general, or the offshore drilling industry, in particular, our business or prospects could be materially adversely affected.  The operation of our drilling rigs will require certain governmental approvals, some of which may involve public hearings and costly undertakings on our part.  We may not obtain such approvals or such approvals may not be obtained in a timely manner.  If we fail to timely secure the necessary governmental approvals or permits, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.  The amendment or modification of existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or development drilling or production of oil and gas and compliance with any such new or amended legislation or regulations could have an adverse effect on our business or on our consolidated financial position, results of operations or cash flows.

As a contract driller with operations in certain offshore areas, we may be liable for damages and costs incurred in connection with oil spills or disposal of wastes related to those operations, and we may also be subject to significant fines and other liabilities in connection with spills.  For example, an oil spill could result in significant liability, including fines, penalties and criminal liability and remediation, restoration or compensation costs for environmental or natural resource damages, as well as third-party damages, to the extent that the contractual indemnification provisions in our drilling contracts are not enforceable or otherwise sufficient, or if our customers are unwilling or unable to contractually indemnify us against these risks.  Additionally, we may not be able to obtain such indemnities in our future drilling contracts, and our customers may not have the financial capability to fulfill their contractual obligations to us.  Also, these indemnities may be held to be unenforceable in certain jurisdictions, as a result of public policy or for other reasons.  Environmental and safety laws and regulations protecting the environment have become increasingly stringent and may in some cases impose strict liability on facility or vessel owners or operators, rendering a person liable for environmental damage without regard to negligence.  These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time they were performed.  The application of these requirements or the adoption of new requirements or measures could have an adverse effect on our consolidated financial position, results of operations or cash flows.

Regulatory and various other risks, including litigation, associated with greenhouse gases and climate change could have an adverse impact on our business and demand for our services.

Scientific studies have suggested that emissions of certain gases, including greenhouse gases, such as carbon dioxide and methane, contribute to warming of the earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from the fossil fuel industry, has attracted considerable attention worldwide.  The attention to climate change has led, and we expect it to continue to lead, to additional regulations designed to reduce greenhouse gas emissions domestically and internationally.  Such attention could also result in other adverse impacts for the oil and gas industry, including further restrictions or bans imposed by lawmakers, lawsuits by governments or third-parties seeking recoveries for damages resulting from the combustion of fuels that may contribute to climate change effects, or reduced interest from investors if they elect in the future to shift some or all of their investments to non-fossil fuel related sectors.  To the extent financial markets view climate change and greenhouse emissions as a financial risk, this could negatively impact our cost of or access to capital.  Because our business depends on the level of activity in the oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, or related political, litigation or financial risks, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities.  In addition, such laws, regulations, treaties or international agreements or related risks could result in increased compliance costs or additional operating restrictions, which may have an adverse effect on our business.  Further, some experts believe global climate change could increase the frequency and severity of extreme weather conditions, the impacts of which could interfere with our operations, cause damage to our equipment as well as cause other financial and operational impacts, including those that could result from any impact of such conditions on our customers.

We could also face increased climate-related litigation with respect to our operations both in the U.S. and around the world.  Governmental and other entities in various U.S. states, such as California and New York, have filed lawsuits against coal, gas oil and petroleum companies.  These suits allege damages as a result of climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories.  Similar lawsuits may be filed in other jurisdictions both in the U.S. and globally.  Though we are not currently a party to any such lawsuit, these suits present a high degree of uncertainty regarding the extent to which energy companies, including offshore drillers, face an increased risk of liability stemming from climate change, which risk would also adversely impact the oil and gas industry and impact demand for our services.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”) and similar anti-bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business.  We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.  If we are found to be liable for violations under the FCPA, the Bribery Act or other similar laws, either due to our acts or omissions or due to the acts or omissions of others, including our partners in our various joint ventures and of the current or former officers, directors or employees of any companies we have acquired, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business or our consolidated financial position and results of operations.  In addition, investors could negatively view potential violations, inquiries or allegations of misconduct under the FCPA, the Bribery Act or similar laws, which could adversely affect our reputation and the market for our shares.

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

We are subject to cybersecurity risks and threats as well as increasing regulation of data privacy and security.

We depend on data and digital technologies to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees.  Our data protection measures and measures taken by our customers and vendors may not prevent unauthorized access of information technology systems.  Threats to our information technology systems, and the systems of our customers and vendors, associated with cybersecurity risks and cyber-incidents or attacks continue to grow.  Threats to our systems and our customers’ and vendors’ systems may derive from human error, fraud or malice, social engineering on the part of employees or third parties, or may result from accidental technological failure.  In addition, breaches to our systems and systems of our customers and vendors could go unnoticed for some period of time.  Risks associated with these threats include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss or ransom of intellectual property, proprietary information or customer and vendor data; disruption of our customers’ and vendors’ operations; misappropriation of assets; loss or damage to our customer and vendor data delivery systems; and increased costs to prevent, respond to or mitigate cybersecurity events.  A breach could also originate from, or compromise, our customers’ and vendors’ or other third-party networks outside of our control.  A breach may also result in legal claims or proceedings against us by our shareholders, employees, customers, vendors and governmental authorities, both U.S. and non-U.S.  If such a cyber-incident were to occur, it could have a material adverse effect on our business or on our consolidated financial position, results of operations or cash flows.

In addition, laws and regulations governing data privacy and the unauthorized disclosure of personal data and confidential information, including the European Union General Data Protection Regulation, the Data Protection Law, as revised, of the Cayman Islands, the General Data Protection Law of Brazil and the California Consumer Privacy Act, pose increasingly complex compliance challenges and potential to elevate our costs.  Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties, litigation and liabilities for us.  Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

Acts of terrorism, piracy and political and social unrest could affect the markets for drilling services.

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

Risks related to taxes

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we have operations, are incorporated or are resident could result in a higher effective tax rate on our consolidated earnings and increase our cash tax payments.

We are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate and earn income, and such changes could include laws or policies directed toward companies organized in jurisdictions with low tax rates with the intent to increase the tax burden.  Switzerland, for example, enacted tax reform in response to certain guidance from and demands by the EU and the Organization for Economic Co-operation and Development (the “OECD”) effective January 2022.  Similarly, the OECD issued its action plan of tax reform measures that called for member states to take action to prevent base erosion and profit shifting.  Some of these measures impact transfer pricing, requirements to qualify for tax treaty benefits, and the definition of permanent establishments depending on each jurisdiction’s adoption and interpretation of such proposals.  Respective countries have adopted various measures into their own tax laws.  In addition, the EU issued its Anti-Tax Avoidance Directives in 2016 and 2017 that required its member states to adopt specific tax reform measures starting in 2019.  Other tax jurisdictions in which we operate may consider implementing similar legislation.  Any material change to tax laws, treaties, regulations or policies, their interpretation or application, or the adoption of new interpretations of existing laws and rulings, in any of the jurisdictions in which we operate, are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings and such change could have a significant adverse effect on our consolidated financial position, results of operations or cash flows.

A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries could result in a higher effective tax rate on our consolidated earnings and increase our cash tax payments.

We are subject to tax laws, treaties and regulations in the countries in which we operate and earn income.  Our income taxes are based on the applicable tax laws and tax rates in effect in the countries in which we operate and earn income as well as upon our operating structures in these countries.  Our income tax returns are subject to review and examination in these jurisdictions, and we do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority.  If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected.  For example, we believe that neither we nor our non-U.S. subsidiaries, other than those that report a U.S. trade or business or a U.S. permanent establishment, were or are engaged in a trade or business in the U.S. or, if applicable, maintained or maintain a permanent establishment in the U.S.  The determination of the aforementioned, among other things, involves considerable uncertainty.  If the U.S. Internal Revenue Service (the “IRS”) were to disagree, then we could be subject to additional U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business or, if applicable, attributable to such U.S. permanent establishment during the period in which this was considered to have occurred.  If this occurs, our effective tax rate on worldwide earnings for that period could increase substantially, we could be subject to assessments in previously filed returns that remain open to audit and our earnings and cash flows from operations for that period could be adversely affected.

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

If we were treated as a PFIC for any taxable year, our U.S. shareholders would face adverse U.S. tax consequences.  Under the PFIC rules, unless a shareholder makes certain elections available under the Internal Revenue Code of 1986, as amended, which elections could themselves have adverse consequences for the shareholder, the shareholder could be required to pay U.S. federal income tax at the highest applicable income tax rates on ordinary income upon the receipt of excess distributions, as defined for U.S. tax purposes, and upon any gain from the disposition of our shares, plus interest on such amounts, as if such excess distribution or gain had been recognized ratably over the shareholder’s holding period of our shares.  Additionally, under applicable statutory provisions, the preferential tax rate on qualified dividend income, which applies to dividends paid to non-corporate shareholders, does not apply to dividends paid by a foreign corporation if the foreign corporation is a PFIC for the taxable year in which the dividend is paid or the preceding taxable year.

Risks related to our jurisdiction of organization and governing documents

As a Swiss corporation, our flexibility may be limited with respect to certain aspects of capital management AND swift implementation of certain initiatives or strategies.

Under Swiss law, our shareholders may approve an authorized share capital that allows the board of directors to issue new shares without additional shareholder approval within a period of up to two years and for up to a maximum of 50 percent of a company’s issued share capital.  The authorized share capital approved by our shareholders at the May 2020 annual general meeting will expire on May 7, 2022.  Our currently available authorized share capital is limited to approximately 29 percent of our issued share capital as of February 16, 2021.  Accordingly, shareholders at our annual general meeting in May 2021 may be requested to approve a renewal and an increase in authorized share capital.  Additionally, subject to certain exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Further, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  Swiss law also reserves for shareholder approval certain corporate actions over which a board of directors would have authority in some other jurisdictions.  For example, dividends must be approved by shareholders.  These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  Actions taken under such provisions may adversely affect prevailing market prices for our shares, and could, among other things:

◾	provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two-year period, which under our current authorized share capital will expire on May 7, 2022, to issue a specified number of shares, which under our current authorized share capital is approximately 29 percent of the share capital registered in the commercial register as of February 16, 2021, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances;
◾	provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately 22 percent of the share capital registered in the commercial register as of February 16, 2021, without obtaining additional shareholder approval through: (1) the exercise of conversion, exchange, option, warrant or similar rights for the subscription of shares granted in connection with bonds, options, warrants or other securities newly or already issued in national or international capital markets or new or already existing contractual obligations by or of any of our subsidiaries; or (2) in connection with the issuance of shares, options or other share-based awards;
◾	provide that any shareholder who wishes to propose any business or to nominate a person or persons for election as director at any annual meeting may only do so if we are given advance notice;
◾	provide that directors can be removed from office only by the affirmative vote of the holders of at least 66 2/3 percent of the shares entitled to vote;
◾	provide that a merger or demerger transaction requires the affirmative vote of the holders of at least 66 2/3 percent of the shares represented at the meeting and provide for the possibility of a so-called cash-out or squeeze-out merger if the acquirer controls 90 percent of the outstanding shares entitled to vote at the meeting;
◾	provide that any action required or permitted to be taken by the holders of shares must be taken at a duly called annual or extraordinary general meeting of shareholders;
◾	limit the ability of our shareholders to amend or repeal some provisions of our articles of association; and
◾limit transactions between us and an “interested shareholder,” which is generally defined as a shareholder that, together with its affiliates and associates, beneficially, directly or indirectly, owns 15 percent or more of our shares entitled to vote at a general meeting.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.  We maintain offices, land bases and other facilities worldwide, most of which we lease, including principal executive offices in Steinhausen, Switzerland, and corporate offices in Houston, Texas, and the Cayman Islands.  Our remaining offices and bases are located in various countries in North America, Europe, South America, Asia and Africa.

Item 3.Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory Matters” in this annual report on Form 10-K.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary

Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in this annual report on Form 10-K.  All such actions, claims, tax and other matters disclosed therein are incorporated herein by reference.

As of December 31, 2020, we were involved in a number of other lawsuits, claims and disputes, which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings.  There can be no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 4.Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

We have included the following information, presented as of February 16, 2021, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10-K.  The board of directors elects the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

		Age as of
Officer	Office	February 16, 2021
Jeremy D. Thigpen (a)	President and Chief Executive Officer	46
Keelan Adamson (a)	Executive Vice President and Chief Operations Officer	51
Howard E. Davis	Executive Vice President, Chief Administrative Officer and Chief Information Officer	62
Brady K. Long	Executive Vice President and General Counsel	48
Mark L. Mey (a)	Executive Vice President and Chief Financial Officer	57
David Tonnel	Senior Vice President and Chief Accounting Officer	51
(a)	Member of our executive management team for purposes of Swiss law.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  On February 16, 2021, we had 616,025,144 shares outstanding and 5,266 holders of record of our shares.

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

Exemption—Distributions to shareholders in the form of a par value reduction or out of qualifying additional paid-in capital for Swiss statutory purposes are exempt from Swiss withholding tax.  On December 31, 2020, the aggregate amount of par value of our outstanding shares was CHF 61.5 million, equivalent to approximately $69.5 million, and the aggregate amount of qualifying additional paid-in capital of our outstanding shares was CHF 13.5 billion, equivalent to approximately $15.3 billion.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

Refund available to non-Swiss holders—If the shareholder that receives a distribution from us is not a Swiss tax resident, does not hold our shares in connection with a permanent establishment or a fixed place of business maintained in Switzerland, and resides in a country that has concluded a treaty for the avoidance of double taxation with Switzerland for which the conditions for the application and protection of and by the treaty are met, then the shareholder may be entitled to a full or partial refund of the withholding tax described above.  Switzerland has entered into bilateral treaties for the avoidance of double taxation with respect to income taxes with numerous countries, including the United States (“U.S.”), whereby under certain circumstances all or part of the withholding tax may be refunded.  The procedures for claiming treaty refunds, and the time frame required for obtaining a refund, may differ from country to country.

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

Share repurchases

Shares repurchased for the purpose of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid-in capital, if any.  We would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of our shares and pay the withholding tax to the Swiss federal tax authorities.  However, for such repurchased shares, the portions of the repurchase price that are attributable to the par value and the qualifying additional paid-in capital for Swiss statutory reporting purposes are not subject to the Swiss withholding tax.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and if the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 16, 2021, Transocean Inc., our wholly owned subsidiary, held as treasury shares four percent of our issued and outstanding shares as of such date.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the number of shares held as treasury shares as of February 16, 2021, approximately six percent of our issued and outstanding shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the currently approved program.

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
October 2020	—	$—	—	$3,663
November 2020	—	—	—	3,663
December 2020	—	—	—	3,663
Total	—	$—	—	$3,663
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our issued and outstanding shares for an aggregate purchase price of up to CHF 3.5 billion. At December 31, 2020, the authorization remaining under the share repurchase program was for the repurchase of our issued and outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.7 billion. The share repurchase program may be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.Selected Financial Data

Part II, Item 6 is no longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K.  The following discussion of our results of operations and liquidity and capital resources includes comparisons for the years ended December 31, 2020 and 2019.  For a discussion, including comparisons, of our results of operations and liquidity and capital resources for the years ended December 31, 2019 and 2018, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019, filed with the United States (“U.S.”) Securities and Exchange Commission on February 18, 2020.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 16, 2021, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, including 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of February 16, 2021, we were constructing two ultra-deepwater drillships.

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

Significant Events

Debt exchanges—On August 14, 2020, we issued $238 million aggregate principal amount of 2.50% senior guaranteed exchangeable bonds due January 2027 (the “Senior Guaranteed Exchangeable Bonds”) in non-cash private exchanges for $397 million aggregate principal amount of the 0.50% exchangeable senior bonds due January 2023 (the “Exchangeable Senior Bonds”) (collectively, the “Private Exchange”).  In the year ended December 31, 2020, as a result of the Private Exchange, we recognized a gain of $72 million associated with the restructuring of debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

On September 11, 2020, we issued $687 million aggregate principal amount of 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) in non-cash exchange transactions with the respective holders for $1.5 billion aggregate principal amount of several series of our existing debt securities that were validly tendered and accepted for purchase (the “Exchange Offers” and, together with the Private Exchange, the “Exchange Transactions”), associated with the restructuring of debt.  In the year ended December 31, 2020, as a result of the Exchange Offers, we recognized a gain of $355 million associated with the restructuring of debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

On February 26, 2021, we completed privately negotiated transactions to exchange $323 million aggregate principal amount of outstanding Exchangeable Senior Bonds for $294 million aggregate principal amount of new 4.00% Senior Guaranteed Exchangeable Bonds due 2025 (the “New Senior Guaranteed Exchangeable Bonds”) and an aggregate cash payment of $11 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—On February 18, 2020, we made an aggregate cash payment of $767 million, including the make-whole premium, to redeem the outstanding 9.00% senior notes due July 2023 (the “9.00% Senior Notes”).  In the year ended December 31, 2020, we recognized a loss of $65 million associated with the retirement of redeemed debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

During the year ended December 31, 2020, we repurchased in the open market $147 million aggregate principal amount of certain of our debt securities and made an aggregate cash payment of $110 million.  In the year ended December 31, 2020, we recognized an aggregate net gain of $36 million, associated with the retirement of repurchased debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

On November 9, 2020, we completed cash tender offers (the “2020 Tender Offers”) to purchase (i) any and all of the outstanding 6.50% senior notes due November 2020 and (ii) up to $200 million in aggregate purchase price of the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022, the 5.375% senior secured notes due May 2023 (“5.375% Senior Secured Notes”) and the 7.25% senior notes due November 2025 (the “7.25% Guaranteed Notes”), subject to certain conditions specified in the related offer to purchase.  In the year ended December 31, 2020, as a result of the 2020 Tender Offers, we made an aggregate cash payment of $222 million and recognized a gain of $135 million associated with the retirement of such notes.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt issuances—On January 17, 2020, we issued $750 million aggregate principal amount of 8.00% senior notes due February 2027 (the “8.00% Guaranteed Notes”), and we received aggregate cash proceeds of $743 million, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt exchange litigation and purported notice of default—In September 2020, funds managed by, or affiliated with, Whitebox Advisors LLC (“Whitebox”) as holders of certain series of our notes subject to the Exchange Offers, filed a claim (the “Claim”) in the U.S. District Court for the Southern District of New York (the “Court”) related to certain internal reorganization transactions (the “Internal Reorganization”) and the Exchange Offers.  Additionally, in September and October 2020, Whitebox and funds managed by, or affiliated with, Pacific Investment Management Company LLC (“PIMCO”) as debtholders, together with certain other advisors and debtholders, provided purported notices of alleged default with respect to the indentures governing, respectively, the 8.00% Guaranteed Notes and the 7.25% Guaranteed Notes.  Following our amendment of certain of our financing documents and certain internal reorganization transactions, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial statements.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Customer settlement—In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  See “—Operating Results.”

Impairments—In the year ended December 31, 2020, we recognized an aggregate loss of $556 million primarily associated with the impairment of one ultra-deepwater floater, two harsh environment floaters and three midwater floaters, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  In the year ended December 31, 2020, we recognized a loss of $59 million, which had no tax effect, recorded in other, net, associated with the impairment of our investment in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”).  In the year ended December 31, 2020, we recognized a loss of $31 million associated with the impairment of our midwater asset group.  See “—Operating Results.”

Dispositions—During the year ended December 31, 2020, we completed the sale of one ultra-deepwater floater, three harsh environment floaters and three midwater floaters, along with related assets, and we received $20 million in aggregate net cash proceeds.  See “—Operating Results” and “—Liquidity and Capital Resources.”

Outlook

Drilling market—Since 2014, the industry has experienced a severe cyclical downturn of considerably longer duration than those previously observed.  Multiple years of volatile and generally weak commodity prices, exacerbated in 2020 by the effects of the coronavirus (“COVID-19”) pandemic and production disputes among major oil producing countries, have resulted in our customers repeatedly delaying offshore investment decisions and postponing exploration and development programs. Some of our customers have also recently committed to invest or increase investment in low carbon and renewable energy resources, potentially reducing their expenditures in the development and production of hydrocarbons over the coming decades.  However, even in the context of some diversion of investment away from traditional sources of energy, the structural efficiency gains achieved by the offshore oil and gas segment in the past six years have materially improved the economics of deepwater offshore development projects, making the segment a competitive source of new supply.

We anticipate that the subdued level of contract activity will continue for at least the first half of 2021, although we believe that by the second half of 2021, our customers will again focus on favorable deepwater offshore economics and begin increasing their exploration, production and reserve replacement activities by restarting delayed projects and commencing new campaigns.  This depends on many variables, including global amelioration of the COVID-19 pandemic, and the effects of actions by some governments and regulators intended to curtail existing and future drilling activities, and other factors.  Ultimately, as the hydrocarbon supply-demand balance improves, including as the result of a post-pandemic global economic recovery, we expect a sustained improvement of oil prices, which will result in greater demand for our high-specification fleet of assets, resulting in further improvement of dayrates.

In markets requiring harsh environment floating drilling rigs, the limited supply of these specialized high-specification rigs has continued to result in strong utilization and dayrates.  In the ultra-deepwater markets, we have seen accelerated retirement of idle rigs, and with the anticipated consolidation of distressed drilling contractors, we expect additional retirements will reduce supply and improve utilization and dayrate metrics for high-specification assets.

As of February 12, 2021, our contract backlog was $7.8 billion compared to $8.2 billion as of October 14, 2020.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished as oil prices have improved and stabilized.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer or is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of February 12, 2021, uncommitted fleet rates for each of the five years in the period ending December 31, 2025 were as follows:

	2021	2022	2023	2024	2025
Uncommitted fleet rate
Ultra-deepwater floaters	61%	74%	79%	83%	83%
Harsh environment floaters	32%	55%	76%	97%	100%

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

The contract backlog for our fleet was as follows:

	February 12,	October 14,	February 14,
	2021	2020	2020

Contract backlog	(In millions)
Ultra-deepwater floaters	$5,911	$6,061	$7,282
Harsh environment floaters	1,931	2,156	2,836
Midwater floaters	—	—	45
Total contract backlog	$7,842	$8,217	$10,163

We believe our industry leading contract backlog sets us apart from the competition.  Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.  Our contract backlog includes amounts associated with our contracted newbuild unit that is currently under construction but excludes amounts related to the conditional agreement we have for our second newbuild unit under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

Average contractual dayrate relative to our contract backlog is defined as the average maximum contractual operating dayrate to be earned per operating day in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after operations commence.

At February 12, 2021, the contract backlog and average contractual dayrates for our fleet were as follows:

		For the years ending December 31,
	Total	2021	2022	2023	2024	Thereafter

Contract backlog	(In millions, except average dayrates)
Ultra-deepwater floaters	$5,911	$1,306	$1,047	$948	$861	$1,749
Harsh environment floaters	1,931	794	714	384	39	—
Total contract backlog	$7,842	$2,100	$1,761	$1,332	$900	$1,749

Average contractual dayrates
Ultra-deepwater floaters	$418,000	$380,000	$364,000	$419,000	$471,000	$471,000
Harsh environment floaters	$406,000	$369,000	$439,000	$435,000	$423,000	$—
Total fleet average	$415,000	$375,000	$391,000	$424,000	$468,000	$471,000

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

The COVID-19 pandemic and the volatility in oil prices in the year ended December 31, 2020, which have included precipitous drops in oil prices, could have significant adverse consequences for the financial condition of our customers.  This could result in contract cancellations, early terminations, customers seeking price reductions or more favorable economic terms, a reduced ability to ultimately collect receivables, or entry into lower dayrate contracts or having to idle, stack or retire more of our rigs.  See “Part I. Item 1A. Risk Factors—Risks related to our business—Our current backlog of contract drilling revenues may not be fully realized.”

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

	Years ended December 31,
	2020	2019	2018
Average daily revenue
Ultra-deepwater floaters	$324,500	$337,900	$356,700
Harsh environment floaters	$339,600	$298,500	$296,400
Deepwater floaters	$—	$—	$186,700
Midwater floaters	$111,400	$118,400	$99,900
High-specification jackups	$—	$—	$152,900
Total fleet average daily revenue	$327,500	$313,400	$296,200

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

	Years ended December 31,
	2020	2019	2018
Revenue efficiency
Ultra-deepwater floaters	97%	99%	96%
Harsh environment floaters	95%	95%	94%
Deepwater floaters	—%	—%	94%
Midwater floaters	86%	99%	98%
High-specification jackups	—%	—%	100%
Total fleet average revenue efficiency	96%	97%	95%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2020	2019	2018
Rig utilization
Ultra-deepwater floaters	59%	51%	48%
Harsh environment floaters	73%	78%	82%
Deepwater floaters	—%	—%	93%
Midwater floaters	37%	37%	41%
High-specification jackups	—%	—%	97%
Total fleet average rig utilization	62%	58%	59%

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

Operating Results

Year ended December 31, 2020 compared to the year ended December 31, 2019

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	December 31,
	2020	2019	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	9,169	9,872	(703)	(7)%
Average daily revenue	$327,500	$313,400	$14,100	4%
Revenue efficiency	96%	97%
Rig utilization	62%	58%

Contract drilling revenues	$3,152	$3,088	$64	2%

Operating and maintenance expense	(2,000)	(2,140)	140	7%
Depreciation and amortization expense	(781)	(855)	74	9%
General and administrative expense	(183)	(193)	10	5%
Loss on impairment	(597)	(609)	12	2%
Loss on disposal of assets, net	(84)	(12)	(72)	nm
Operating loss	(493)	(721)	228	32%

Other income (expense), net
Interest income	21	43	(22)	(51)%
Interest expense, net of amounts capitalized	(575)	(660)	85	13%
Gain (loss) on restructuring and retirement of debt	533	(41)	574	nm
Other, net	(27)	181	(208)	nm
Loss before income tax expense	(541)	(1,198)	657	55%
Income tax expense	(27)	(59)	32	54%
Net loss	$(568)	$(1,257)	$689	55%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (a) $177 million resulting from the settlement of disputes in the year ended December 31, 2020, (b) approximately $110 million resulting from the reactivations of two ultra-deepwater floaters in Brazil in the year ended December 31, 2019, (c) approximately $55 million resulting from higher dayrates on our comparable active fleet, (d) approximately $50 million resulting from the operations of the harsh environment floater that we operate under a bareboat charter that commenced in August 2019, (e) approximately $37 million resulting from reimbursement revenues related to COVID-19, (f) approximately $30 million resulting from the early termination of a contract for the convenience of our customers and (g) approximately $25 million resulting from higher revenue efficiency on the comparable active fleet.  These increases were partially offset by the following decreases: (a) approximately $170 million resulting from rigs stacked, (b) approximately $140 million resulting from decreased activity on the comparable active fleet, (c) approximately $60 million resulting from rigs sold or classified as held for sale and (d) approximately $45 million resulting from lower reimbursement revenues unrelated to COVID-19.

Costs and expenses—Operating and maintenance costs and expenses decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (a) approximately $80 million resulting from rigs stacked, (b) approximately $75 million resulting from reduced shipyard, personnel and in-service maintenance costs on the comparable active fleet, (c) approximately $65 million resulting from rigs sold or classified as held for sale, (d) approximately $45 million resulting from resulting from lower customer reimbursable costs unrelated to COVID-19 and (e) approximately $40 million resulting from optimized onshore personnel costs.  These decreases were partially offset by the following increases: (a) approximately $70 million resulting from the operations of the harsh environment floater that we operate under a bareboat charter that commenced in August 2019, (b) approximately $65 million resulting from personnel and related costs associated with mitigating the effect of the COVID-19 pandemic and (c) approximately $30 million resulting from the reactivations of two ultra-deepwater floaters in Brazil in the year ended December 31, 2019.

Depreciation and amortization expense decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to approximately $65 million resulting from rigs sold or classified as held for sale and approximately $20 million resulting from assets that had reached the end of their useful lives or had been retired, partially offset by approximately $20 million resulting from assets placed into service.

General and administrative expense decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (a) approximately $7 million resulting from personnel and other costs related to the integration of Ocean Rig UDW Inc. (“Ocean Rig”) in the year ended December 31, 2019, (b) approximately $5 million resulting from reduced legal and professional fees and (c) approximately $5 million resulting from reduced office rent expense.  These decreases were partially offset by the following increases: (a) approximately $5 million resulting from increased insurance costs and (b) approximately $3 million resulting from increased software licensing and subscription arrangements.

Loss on impairment or disposal of assets—In the year ended December 31, 2020, we recognized a loss on the impairment of assets, including an aggregate net loss of $556 million associated with assets that we determined were impaired at the time we classified them as held for sale, a loss of $31 million associated with the impairment of our midwater floater asset group and a loss of $10 million associated with the impairment of other assets .  In the year ended December 31, 2019, we recognized an aggregate loss of $583 million, primarily associated with certain assets that we determined were impaired at the time we classified them as held for sale, and an aggregate loss of $26 million associated with the impairment of right-of-use assets and leasehold improvements.

In the year ended December 31, 2020, we recognized an aggregate loss of $61 million associated with the sale of one ultra-deepwater floater, three harsh environment floaters and three midwater floaters, along with related assets.  In the year ended December 31, 2019, we recognized an aggregate gain of $4 million associated with the sale of six ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets.  In the years ended December 31, 2020 and 2019, we recognized an aggregate loss of $23 million and $16 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to a decrease of $155 million resulting from the debt retired, repaid or restructured, partially offset by an increase of $78 million primarily resulting from debt issued.

In the year ended December 31, 2020, we recognized a net gain on restructuring and retirement of debt, primarily due to the following: (a) an aggregate gain of $427 million associated with the restructuring of debt in the Exchange Transactions, (b) an aggregate gain of $135 million associated with the retirement of $360 million aggregate principal amount of our debt securities in the 2020 Tender Offers, (c) an aggregate gain of $36 million associated with the retirement of $147 million aggregate principal amount of our debt securities repurchased in the open market, partially offset by (d) a loss of $65 million associated with the full redemption of the 9.00% Senior Notes due July 2023.  In the year ended December 31, 2019, we recognized a net loss on retirement of debt, including a loss of $23 million resulting from the retirement of $434 million aggregate principal amount of our debt securities repurchased in the open market and a loss of $18 million resulting from retirement of validly tendered notes (the “2019 Tendered Notes”).

Other expense, net, increased in the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the following: (a) a gain of $132 million recognized in the prior year resulting from the termination of construction contracts, (b) a loss of $59 million recognized in the year ended December 31, 2020, associated with the impairment of our equity-method investment in Orion, (c) increased net periodic benefit costs of $14 million primarily from settlement of certain defined benefit plans in Norway, (d) increased loss of $10 million resulting from net changes in currency exchange rates and (e) a gain of $11 million recognized in the prior year resulting from the bargain purchase of Ocean Rig completed in the year ended December 31, 2018, partially offset by (f) increased income of $9 million related to our investment in Orion and (g) increased income of $5 million related to our dual-activity patent.

Income tax expense—In the years ended December 31, 2020 and 2019, our effective tax rate was (5.1) percent and (4.9) percent, respectively, based on loss before income tax expense.  In the years ended December 31, 2020 and 2019, discrete period tax items represented a net tax benefit of $91 million and $150 million, respectively.  In the year ended December 31, 2020, we identified certain discrete items, such as losses on impairment and disposal of assets, gain on restructuring and retirement of debt, revenues recognized for the settlement of disputes, the loss on impairment of an investment in an unconsolidated affiliate, the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, settlements and expirations of various uncertain tax positions and accruals for withholding taxes.  In the year ended December 31, 2019, we identified certain discrete items, such as losses on impairment and disposal of assets, settlements and expirations of various uncertain tax positions and adjustments to our deferred taxes for operating structural changes made in the U.S.  In the years ended December 31, 2020 and 2019, our effective tax rate, excluding discrete items, was (23.4) percent and (30.7) percent, respectively, based on loss before income tax expense.  Our effective tax rate increased in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a decreased loss before income taxes, partially offset by tax benefits for the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of previously recorded valuation allowances, settlements and expirations of uncertain tax positions, and adjustments to our deferred taxes for operating structural changes in the U.S., offset by tax expense for an increase in the withholding tax rate in Angola and an increase in loss before income tax expense.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the year ended December 31, 2020, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Switzerland, Brazil, the United Kingdom and Norway.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At December 31, 2020, we had $1.2 billion in unrestricted cash and cash equivalents and $406 million in restricted cash and cash equivalents.  In the year ended December 31, 2020, our primary sources of cash were net cash proceeds from the issuance of debt and net cash provided by operating activities.  Our primary uses of cash were repayments of debt and capital expenditures.

	Years ended
	December 31,
	2020	2019	Change

	(In millions)
Cash flows from operating activities
Net loss	$(568)	$(1,257)	$689
Non-cash items, net	1,380	1,898	(518)
Changes in operating assets and liabilities, net	(414)	(301)	(113)
	$398	$340	$58

Net cash provided by operating activities increased primarily due to reduced operating activities and reduced cash paid for interest and taxes, partially offset by an aggregate cash payment of $125 million released from restricted cash accounts in June 2020 to satisfy our remaining obligations under the Plaintiff Steering Committee settlement agreement (the “PSC Settlement Agreement”).

	Years ended
	December 31,
	2020	2019	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(265)	$(387)	$122
Proceeds from disposal of assets, net	24	70	(46)
Investments in unconsolidated affiliates	(19)	(77)	58
Proceeds from maturities of unrestricted and restricted investments	5	123	(118)
Other, net	(2)	3	(5)
	$(257)	$(268)	$11

Net cash used in investing activities decreased primarily due to (a) reduced capital expenditures and (b) reduced investments in unconsolidated affiliates, including Orion and certain companies involved in, among other things, researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety, partially offset by (c) reduced proceeds from maturities of restricted and unrestricted investments and (d) reduced proceeds from disposal of assets, net of costs to sell.

	Years ended
	December 31,
	2020	2019	Change

	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	$743	$1,056	$(313)
Repayments of debt	(1,637)	(1,325)	(312)
Other, net	(36)	(43)	7
	$(930)	$(312)	$(618)

Net cash used in financing activities increased primarily due to (a) reduced net cash proceeds from the issuance of the 8.00% Guaranteed Notes in the year ended December 31, 2020 compared to the net cash proceeds from the issuance of the 5.375% Senior Secured Notes and the 6.875% senior secured notes due February 2027 (“6.875% Senior Secured Notes”) in the prior year and (b) increased cash used to repay debt as a result of the full redemption of the 9.00% Senior Notes, the 2020 Tender Offers and our open market repurchases in the year ended December 31, 2020 compared to the cash used to repay debt related to the 2019 Tendered Notes and our open market repurchases in the prior year.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of additional debt or equity to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may consider establishing additional financing arrangements with banks or other capital providers or issuing shares from our authorized share capital.  Subject to market conditions and other factors, we may be required to provide collateral for any future financing arrangements.

We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including the Exchange Transactions.  There can be no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

The effects of the COVID-19 pandemic and the volatility in oil prices could have significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Although the COVID-19 pandemic and the volatility in oil prices could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.

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

Debt exchange litigation and purported notice of default—Prior to the consummation of the Exchange Transactions, we completed the Internal Reorganization.  In September 2020, funds managed by, or affiliated with Whitebox as holders of certain series of our notes subject to the Exchange Offers, filed the Claim in the Court related to the Internal Reorganization and the Exchange Offers.  Additionally, in September and October 2020, Whitebox and funds managed by, or affiliated with, PIMCO as debtholders, together with certain other advisors and debtholders, provided purported notices of alleged default with respect to the indentures governing, respectively, the 8.00% Guaranteed Notes and the 7.25% Guaranteed Notes.

On September 23, 2020, we filed an answer to the Claim with the Court and asserted counterclaims seeking a declaratory judgment that, among other matters, the Internal Reorganization did not cause a default under the indenture governing the 8.00% Guaranteed Notes.  Concurrently, with our answer and counterclaims, we also submitted a motion for summary judgment seeking an expedited judgment on our request for declaratory judgment.  Whitebox subsequently submitted a cross-motion for summary judgment seeking dismissal of our counterclaims.  On November 30, 2020, while awaiting the Court’s ruling on our motion for summary judgment, we amended certain of our financing documents and implemented certain internal reorganization transactions, which resolved the allegations contained in the purported notices of default.  On December 17, 2020, the Court issued its ruling granting our motion for summary judgment and denying the plaintiff’s cross-motion for summary judgment, holding, among other matters, that the allegations contained in the purported notice of default did not constitute a default under the indenture governing the 8.00% Guaranteed Notes.  Whitebox has appealed the Court’s ruling.

The facts alleged in the purported notice of default under the 8.00% Guaranteed Notes were the same as the facts underlying the Claim and the purported notice of default under the 7.25% Guaranteed Notes.  Accordingly, following the amendment and internal reorganization transactions on November 30, 2020, and the subsequent ruling from the Court granting our motion for summary judgment, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Debt exchanges—On August 14, 2020, we issued $238 million aggregate principal amount of Senior Guaranteed Exchangeable Bonds in the Private Exchange for $397 million aggregate principal amount of the Exchangeable Senior Bonds.  The Senior Guaranteed Exchangeable Bonds are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  We may redeem all or a portion of the Senior Guaranteed Exchangeable Bonds (i) on or after August 14, 2022, if certain conditions related to the price of our shares have been satisfied, at a price equal to 100 percent of the aggregate principal amount and (ii) on or after August 14, 2023, at specified redemption prices.  The indenture that governs the Senior Guaranteed Exchangeable Bonds contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  The indenture that governs the Senior Guaranteed Exchangeable Bonds also requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  The Senior Guaranteed Exchangeable Bonds may be converted at any time prior to the close of business on the second business day immediately preceding the maturity date or the redemption date at a current exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note, which implies an initial conversion price of $6.17 per share, subject to adjustment upon the occurrence of certain events.

On September 11, 2020, we issued $687 million aggregate principal amount of the 11.50% Senior Guaranteed Notes in the Exchange Offers, pursuant to an exchange offer memorandum, dated August 10, 2020, as supplemented, for an aggregate principal amount of $1.5 billion of several series of our existing debt securities that were validly tendered and accepted for purchase.  The 11.50% Senior Guaranteed Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  We may redeem all or a portion of the 11.50% Senior Guaranteed Notes prior to July 30, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.  We may also use the net cash proceeds of certain equity offerings by Transocean Ltd. to redeem, on one or more occasions prior to July 30, 2023, up to a maximum of 40 percent of the original aggregate principal amount of the 11.50% Senior Guaranteed Notes, subject to certain adjustments, at a redemption price equal to 111.50 percent of the aggregate principal amount.  The indenture that governs the 11.50% Senior Guaranteed Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, make certain internal transfers of our drilling units and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.

On February 26, 2021, we completed privately negotiated transactions to exchange $323 million aggregate principal amount of outstanding Exchangeable Senior Bonds for $294 million aggregate principal amount of the New Senior Guaranteed Exchangeable Bonds and an aggregate cash payment of $11 million.  The New Senior Guaranteed Exchangeable Bonds are guaranteed by Transocean Ltd. and the same subsidiaries of Transocean Inc. that guarantee the Senior Guaranteed Exchangeable Bonds and 11.50% Senior Guaranteed Notes.  In addition, the New Senior Guaranteed Exchangeable Bonds have an initial exchange rate of 190.4762 Transocean Ltd. shares per $1,000 note, which implies a conversion price of $5.25 per share, subject to adjustment upon the occurrence of certain events.

Secured Credit Facility—As of December 31, 2020, we have a bank credit agreement, as amended from time to time, that established our $1.3 billion secured revolving credit facility (“Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros, Development Driller III, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The maximum borrowing capacity will be reduced to $1.0 billion if, and so long as, our leverage ratio, measured as the aggregate principal amount of debt outstanding to earnings before interest, taxes, depreciation and amortization, exceeds 10.00 to 1.00.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At February 16, 2021, we had no borrowings outstanding, $24 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Debt issuances—On January 17, 2020, we issued $750 million aggregate principal amount of our 8.00% Guaranteed Notes, and we received aggregate cash proceeds of $743 million, net of issue costs.  We may redeem all or a portion of the 8.00% Guaranteed Notes on or prior to February 1, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% Senior Secured Notes, and we received aggregate cash proceeds of $539 million, net of discount and issue costs.  The indenture that governs the 6.875% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rig Deepwater Poseidon to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1,

2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% Senior Secured Notes, and we received aggregate cash proceeds of $517 million, net of discount and issue costs.  The indenture that governs the 5.375% Senior Secured Notes contains covenants that, among other things, limit the ability of our subsidiaries that own or operate the collateral rigs Transocean Endurance and Transocean Equinox to declare or pay dividends to their affiliates.  We may redeem all or a portion of the 5.375% Senior Secured Notes on or prior to May 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

Early debt retirement—On January 17, 2020, we provided a notice to redeem in full our outstanding 9.00% Senior Notes.  On February 18, 2020, we made a payment of $767 million, including the make-whole premium, to redeem the 9.00% Senior Notes, and in the three months ending March 31, 2020, we recognized a loss of $65 million associated with the retirement of redeemed debt.  On November 9, 2020, we completed the 2020 Tender Offers.  In the year ended December 31, 2020, as a result of the 2020 Tender Offers, we made an aggregate cash payment of $222 million to settle the validly tendered notes.

On February 5, 2019, we completed the cash tender offers (“2019 Tender Offers”) to purchase for cash up to $700 million aggregate purchase price of the 2019 Tendered Notes, subject to the terms and conditions specified in the related offer to purchase.  In the year ended December 31, 2019, as a result of the 2019 Tender Offers, we made an aggregate cash payment of $522 million to settle the validly tendered 2019 Tendered Notes.  In the years ended December 31, 2019 and 2018, we repurchased in the open market $434 million and $95 million aggregate principal amount of our debt securities, respectively, for an aggregate cash payment of $449 million and $95 million, respectively.

Equity investments—In the years ended December 31, 2020 and 2019, we made an aggregate cash investment of $19 million and $77 million, respectively, in noncontrolling ownership interests in certain unconsolidated affiliates.  The most significant of our equity investments is a 33.0 percent ownership interest in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  We expect to make an additional $33 million cash contribution to Orion in the first half of 2021.  We also hold equity investments in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, we filed the PSC Settlement Agreement in which we agreed to deposit $212 million into an escrow account established to be allocated to two classes of plaintiffs in exchange for a release from all claims against us for damages related to the Macondo well incident.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving the PSC Settlement Agreement, pursuant to which we made the required cash deposits into escrow accounts established for settlement.  In the years ended December 31, 2020 and 2019, the MDL Court released $125 million and $33 million, respectively, from the escrow account to satisfy our remaining obligations under the PSC Settlement Agreement.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2020, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.7 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Shareholder Matters.”

Contractual obligations—At December 31, 2020, our contractual obligations stated at face value, were as follows:

		For the years ending December 31,
	Total	2021	2022 - 2023	2024 - 2025	Thereafter

	(in millions)
Debt	$7,866	$516	$1,655	$1,705	$3,990
Interest on debt	2,763	414	730	561	1,058
Finance lease liability	611	71	142	142	256
Operating lease liabilities	191	13	27	26	125
Purchase obligations	934	933	1	—	—
Service agreement obligations	903	103	237	256	307
Total (a)	$13,268	$2,050	$2,792	$2,690	$5,736
(a)	As of December 31, 2020, our defined benefit pension and other postemployment plans represented an aggregate liability of $277 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets. The carrying amount of this liability is influenced by, among others, significant current and future assumptions, funding contributions, returns on plan assets, participant demographics, and plan amendments. We excluded this amount from our contractual obligations presented above due to the uncertainties resulting from these factors and because the amount is not representative of future liquidity requirements. See Notes to Consolidated Financial Statements—Note 12—Postemployment Benefit Plans.

As of December 31, 2020, we have unrecognized tax benefits of $419 million, including interest and penalties, of which $261 million are netted against net operating loss deferred tax assets resulting in net unrecognized tax benefits of $158 million, including interest and penalties, that upon reversal would favorably impact our effective tax rate.  Although a portion of these might settle or reverse in the coming year, there is a high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Other commercial commitments—We have other commercial commitments that we are contractually obligated to fulfill with cash under certain circumstances.  These commercial commitments include standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  The obligations under these standby letters of credit and surety bonds are primarily geographically concentrated in Brazil.  Such obligations are not normally called, as we typically comply with the underlying performance requirement.  Standby letters of credit are issued under various committed and uncommitted credit lines, some of which require cash collateral.  At December 31, 2020, the aggregate cash collateral held by banks for letters of credit and surety bonds was $8 million.

At December 31, 2020, these obligations stated in U.S. dollar equivalents and their time to expiration were as follows:

		For the years ended December 31,
	Total	2021	2022 - 2023	2024 - 2025	Thereafter

	(in millions)
Standby letters of credit	$24	$11	$13	$—	$—
Surety bonds	153	1	37	115	—
Total	$177	$12	$50	$115	$—

We have established a wholly owned captive insurance company to insure various risks of our operating subsidiaries.  Access to the cash and cash equivalents of the captive insurance company may be limited due to local regulatory restrictions.  At December 31, 2020, the captive insurance company held cash and cash equivalents of $34 million, and such balance is expected to range from $30 million to $55 million through December 31, 2021.  The balance of the cash and cash equivalents held by the captive insurance company varies, depending on (i) premiums received and (ii) the timing and magnitude of claims and dividends paid by the captive insurance company.

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

In the years ended December 31, 2020 and 2019, we made capital expenditures of $265 million and $387 million, respectively, including $143 million and $129 million, respectively, for our major construction projects.  The historical and projected capital expenditures and non-cash capital additions for our ongoing major construction projects were as follows:

	Total costs
	through
	December 31,	For the years ending December 31,
	2020	2021	2022	2023	Total

	(In millions)
Deepwater Atlas (a)	$369	$619	$97	$10	$1,095
Deepwater Titan (b)	412	650	108	—	1,170
Total	$781	$1,269	$205	$10	$2,265
(a)	Deepwater Atlas, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore has received an agreement for drilling services, subject to a final investment decision by the customer and its partners. If the conditions are satisfied, the newbuild unit is expected to commence operations under the drilling contract in the first half of 2022. The projected capital additions include estimates for one 20,000 pounds per square inch blowout preventer and other equipment required by the customer, some of which will be delivered and commissioned in the year ending December 31, 2023, subsequent to placing the rig in service. We will only commit to these incremental capital expenditures with the backing of a firm commitment by the customer.
(b)	Deepwater Titan, an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore, is expected to commence operations under its drilling contract in the first half of 2022. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling assets.  Considering market conditions, we have committed to plans to sell certain lower specification drilling units for scrap value.  During the years ended December 31, 2020 and 2019, we identified seven and six such drilling units, respectively, that we have sold or intend to sell for scrap value or other purposes.  During the year ended December 31, 2020, we completed the sale of one ultra-deepwater floater, three harsh environment floaters and three midwater floaters, along with related assets, and we received net cash proceeds of $20 million.  During the year ended December 31, 2019, we completed the sale of six ultra-deepwater floaters, one harsh environment floater, two deepwater floaters and two midwater floaters, along with related assets, and we received net cash proceeds of $64 million.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2020.

Related Party Transactions

We engage in certain related party transactions with our unconsolidated affiliates, the most significant of which are under agreements with Orion.  We have a management services agreement for the operation and maintenance of the harsh environment floater Transocean Norge and a marketing services agreement for the marketing of the rig.  We also lease the rig under a short-term bareboat charter agreement, which is expected to expire in mid-2021.  Prior to the rig’s placement into service, we also engaged in certain related party transactions with Orion under a shipyard care agreement for the construction of the rig and other matters related to its completion and delivery.  In the years ended December 31, 2020 and 2019, we received an aggregate cash payment of $46 million and $96 million, respectively, primarily related to the commissioning, preparation and mobilization of Transocean Norge under the shipyard care agreement.  In the years ended December 31, 2020 and 2019, we recognized rent expense of $22 million and $9 million, respectively, recorded in operating and maintenance costs, and made an aggregate cash payment of $22 million and $6 million, respectively, to charter the rig and equipment from Orion.  See Notes to Consolidated Financial Statements—Note 4—Unconsolidated Affiliates.

In the year ended December 31, 2020, Perestroika AS, an entity affiliated with one of our directors that beneficially owns approximately 10 percent of our shares, exchanged $356 million aggregate principal amount of the Exchangeable Senior Bonds for $213 million aggregate principal amount of Senior Guaranteed Exchangeable Bonds.  Perestroika AS has certain registration rights related to its shares and shares that may be issued in connection with any exchange of its Senior Guaranteed Exchangeable Bonds.  See Notes to Consolidated Financial Statements—Note 9—Debt.

Critical Accounting Policies and Estimates

Overview—We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  These estimates require significant judgments and assumptions.  On an ongoing basis, we evaluate our estimates, including those related to our income taxes, property and equipment, equity investments, contingencies, assets held for sale, intangibles, allowance for excess materials and supplies, allowance for credit losses, postemployment benefit plans, leases and share-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

We consider the following to be our critical accounting policies and estimates since they are very important to the portrayal of our financial condition and results and require our most subjective and complex judgments.  We have discussed the development, selection and disclosure of such policies and estimates with the audit committee of our board of directors.  For a discussion of our significant accounting policies, refer to our Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies.

Income taxes—Our annual tax provision is based on expected taxable income, statutory rates, tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate or have a taxable presence.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period because the countries in which we operate have taxation regimes that vary with respect to the nominal tax rate and the availability of deductions, credits and other benefits.  Consequently, our income tax expense does not change proportionally with our income or loss before income taxes.  Variations also arise when income earned and taxed in a particular country or countries fluctuates from year to year.

Uncertain tax positions—We apply significant judgment to evaluate our tax positions based on the interpretation of tax laws in various jurisdictions and with the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of income, deductions and tax credits.  Our tax liability in any given year could be affected by changes in tax laws, regulations, agreements, and treaties, currency exchange restrictions or our level or profitability of operations in each jurisdiction.  The tax laws relating to the offshore drilling industry in certain jurisdictions in which we operate are not well developed, requiring us to apply incremental judgment.  Although we employ the best information available at the time we prepare our annual tax provision, a number of years may elapse before the tax liabilities in the various jurisdictions are ultimately determined.

We are undergoing examinations of our tax returns in a number of taxing jurisdictions for various years.  We review our liabilities on an ongoing basis and, to the extent audits or other events cause us to adjust the liabilities accrued in prior periods, we recognize those adjustments in the period of the event.  Our tax liabilities are dependent on numerous factors that cannot be reasonably projected, including among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the taxes paid to one country that either produce, or fail to produce, offsetting tax changes in other countries.  Consequently, we cannot reasonably estimate the future impact of changes to the assumptions and estimates related to our annual tax provision.

Unrecognized tax benefits—We establish liabilities for estimated tax exposures, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest and penalties.  Such tax exposures include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within these tax jurisdictions or by judicial means.  At December 31, 2020 and 2019, our unrecognized tax benefits were approximately $419 million and $369 million, respectively.

Valuation allowance—We apply significant judgment to determine whether our deferred tax assets will be fully or partially realized.  Our evaluation requires us to consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.  When it is estimated to be more likely than not that all or some portion of certain deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized, we establish a valuation allowance for the amount of the deferred tax assets that is considered to be unrealizable.  During the years ended December 31, 2020 and 2019, in connection with our evaluation of the projected realizability of our deferred tax assets, we determined that our consolidated cumulative loss incurred over the recent three-year period has limited our ability to consider other subjective evidence, such as projected contract activity rather than contract backlog.

Unremitted earnings—We recognize deferred taxes related to the earnings of certain subsidiaries that we do not consider to be indefinitely reinvested or do not expect to be indefinitely reinvested in the future.  We do not provide for taxes on unremitted earnings of subsidiaries when we consider such earnings to be indefinitely reinvested.  If we were to make a distribution from the unremitted earnings of subsidiaries with indefinitely reinvested earnings, we may be subject to taxes payable to various jurisdictions.  If we were to change our expectations about distributing earnings of these subsidiaries, we may be required to record additional deferred taxes that could have a material effect on our consolidated financial statements.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Property and equipment—We apply significant judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for cost capitalization, useful lives and salvage values.  At

December 31, 2020 and 2019, the carrying amount of our property and equipment was $17.7 billion and $18.8 billion, respectively, representing 81 percent and 78 percent, respectively, of our total assets.

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

Useful lives and salvage values—We depreciate our assets using the straight-line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  We may also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.  At December 31, 2020, a hypothetical one-year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $27 million and a hypothetical one-year decrease would cause an increase in our annual depreciation expense of approximately $35 million.

Long-lived asset impairment—We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying amounts of our assets held and used may not be recoverable.  Potential impairment indicators include rapid declines in commodity prices and related market conditions, declines in dayrates or utilization, cancellations of contracts or credit concerns of multiple customers.  During periods of oversupply, we may idle or stack rigs for extended periods of time or we may elect to sell certain rigs for scrap, which could be an indication that an asset group may be impaired since supply and demand are the key drivers of rig utilization and our ability to contract our rigs at economical rates.  Our rigs are mobile units, equipped to operate in geographic regions throughout the world and, consequently, we may mobilize rigs from an oversupplied region to a more lucrative and undersupplied region when it is economical to do so.  Many of our contracts generally allow our customers to relocate our rigs from one geographic region to another, subject to certain conditions, and our customers utilize this capability to meet their worldwide drilling requirements.  Accordingly, our rigs are considered to be interchangeable within classes or asset groups, and we evaluate impairment by asset group.  We consider our asset groups to be ultra-deepwater floaters and harsh environment floaters.

We assess recoverability of assets held and used by projecting undiscounted cash flows for the asset group being evaluated.  When the carrying amount of the asset group is determined to be unrecoverable, we recognize an impairment loss, measured as the amount by which the carrying amount of the asset group exceeds its estimated fair value.  To estimate the fair value of each asset group, we apply a variety of valuation methods, incorporating income, market and cost approaches.  We may weigh the approaches, under certain circumstances, when relevant data is limited, when results are inconclusive or when results deviate significantly.  Our estimate of fair value generally requires us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the long-term future performance of our asset groups, such as projected revenues and costs, dayrates, rig utilization and revenue efficiency.  These projections involve uncertainties that rely on assumptions about demand for our services, future market conditions and technological developments.  Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used to estimate fair value and significant unanticipated changes to the assumptions could materially alter an outcome that could otherwise result in an impairment loss.  Given the nature of these evaluations and their application to specific asset groups and specific time periods, it is not possible to reasonably quantify the impact of changes in these assumptions.  In the year ended December 31, 2020, we recognized a loss of $31 million, which had no tax effect, associated with the impairment of the midwater floater asset group.  See Notes to Consolidated Financial Statements—Note 6—Drilling Fleet.

Equity-method investments and impairment—We review our equity-method investments for potential impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable in the near term.  Such circumstances include the following: (a) evidence we are unable to recover the carrying amount of our investment, (b) evidence that the investee is unable to sustain earnings that would justify the carrying amount or (c) the current fair value of the investment is less than the carrying amount.  If an evaluation of such circumstances results in the determination that an impairment that is other than temporary exists, we recognize an impairment loss, measured as the amount by which the carrying amount of the investment exceeds its estimated fair value.  To estimate the fair value of the investment, we apply valuation methods that rely primarily on the income and market approaches.  Our estimate of fair value generally requires us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the estimated discount rate and the investee’s long-term future operational performance factors, such as projected revenues and costs and market factors, including demand for the investee’s industry, services and product lines.  Such projections involve significant uncertainties and require significant judgment.  In the year ended December 31, 2020, we recognized a loss of $59 million associated with an other-than-temporary impairment of the carrying amount of our equity-method investments.  See Notes to Consolidated Financial Statements—Note 4—Unconsolidated Affiliates.

Contingencies—We assess our contingencies on an ongoing basis to evaluate the appropriateness of our liabilities and disclosures for such contingencies.  We establish liabilities for estimated loss contingencies when we believe a loss is probable and the amount of the probable loss can be reasonably estimated.  We recognize corresponding assets for loss contingencies that we believe are probable of being recovered through insurance.  Once established, we adjust the carrying amount of a contingent liability upon the occurrence of a recognizable event when facts and circumstances change, altering our previous assumptions with respect to the likelihood or amount of loss.  We recognize liabilities for legal costs as they are incurred, and we recognize a corresponding asset for those legal costs only if we expect such legal costs to be recovered through insurance.  Our estimates involve a significant amount of judgement.  Actual results may differ from our estimates.  See Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk —We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  The following table presents the nominal amounts, including the principal and other installments, and related weighted-average interest rates of our long-term debt instruments by contractual maturity date (in millions, except interest rate percentages):

	Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$516	$524	$1,131	$930	$775	$3,990	$7,866	$4,820
Average interest rate	5.59%	5.49%	3.42%	6.00%	6.27%	5.70%

At December 31, 2020 and 2019, the fair value of our outstanding debt was $4.8 billion and $8.9 billion, respectively.  During the year ended December 31, 2020, the fair value of our debt decreased by $4.1 billion due to the following: (a) a decrease of $1.7 billion due to changes in market prices for our outstanding debt, (b) a decrease of $1.3 billion due to debt retired early as a result of the redemption of the 9.00% Senior Notes and repurchases of certain notes in cash tender offers and open market repurchases, (c) a decrease of $929 million due to debt restructured in exchange offers and private exchanges and (d) a decrease of $539 million due to debt repaid at scheduled maturities, partially offset by (f) an increase of $297 million due to the issuance of the 8.00% Guaranteed Notes.  See Notes to Consolidated Financial Statements—Note 9—Debt.

The majority of our cash equivalents is subject to variable interest rates or short-term interest rates and such cash equivalents would earn commensurately higher rates of return if interest rates increase.

Currency exchange rate risk—We are exposed to currency exchange rate risk primarily associated with our international operations.  Our primary risk management strategy for currency exchange rate risk involves structuring customer contracts to provide for apportioning payment for our services in U.S. dollars, which is our functional currency, and local currency.  The portion denominated in local currency is based on our anticipated local currency needs over the contract term.  Due to various factors, including customer contract terms, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary, resulting in exposure to currency exchange rate risk.  We may occasionally enter into forward exchange contracts to satisfy anticipated local currency needs.  The effect of fluctuations in currency exchange rates caused by our international operations generally has not had a material impact on our overall operating results.  See Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, as described in Internal Control-Integrated Framework, as published in 2013.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Transocean Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Transocean Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes
Description of the Matter

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company operates in multiple jurisdictions through a complex operating structure and is subject to applicable tax laws, treaties or regulations in each jurisdiction where it operates.  The Company’s provision for income taxes is based on the tax laws and rates applicable in each jurisdiction.  The Company recognizes tax benefits they believe are more likely than not to be sustained upon examination by the taxing authorities based on the technical merits of the position.

Auditing management’s provision for income taxes and related deferred taxes was complex because of the Company’s multi-national operating structure.  In addition, a higher degree of auditor judgment was required to evaluate the Company’s deferred tax provision as a result of the Company’s interpretation of tax law in each jurisdiction across its multiple subsidiaries.

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

Our audit procedures also included, among others, (i)  an understanding of the Company’s overall tax structure, evaluating changes in the Company’s tax structure that occurred during the year as well as changes in tax law, and assessing the interpretation of those changes under the relevant jurisdiction’s tax law; (ii) utilizing tax resources with appropriate knowledge of local jurisdictional laws and regulations; (iii) evaluating the completeness and accuracy of deferred income taxes, and (iv) assessing the reasonableness of the Company’s valuation allowance on deferred tax assets, including projections of taxable income from the future reversal of existing taxable temporary differences.

Equity-Method Investment in Orion Holdings (Cayman) Limited
Description of the Matter

As discussed in Note 4, the Company recorded an impairment loss of $59 million associated with its equity-method investment in Orion Holdings (Cayman) Limited (Orion) upon determination that the carrying amount of its investment exceeded the estimated fair value and that the impairment was other than temporary.  At December 31, 2020, the aggregate carrying amount of the Company’s equity-method investment in Orion was $104 million.

Auditing management’s equity-method investment valuation was complex and judgmental due to the estimation required in determining the fair value of the investment.  In particular, the fair value estimate of the equity method investment in Orion was sensitive to significant assumptions such as the discount rate, future demand and supply of harsh environment floaters, rig utilization, revenue efficiency and dayrates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the investment in Orion.  For example, we tested management’s review controls over the significant assumptions described above as well as over the underlying data used in the fair value determination.

To test the estimated fair value of the Company’s equity-method investment in Orion, we performed audit procedures that included, among others, assessing the valuation methodologies utilized by management and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis.  We involved a valuation specialist to assist in our evaluation of the Company's model, valuation methodology and significant assumptions.  We reviewed for contrary evidence related to the determination of the fair value of the equity-method investment, including reviewing relevant market data and internal Company forecasts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Houston, Texas
February 26, 2021

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Years ended December 31,
	2020	2019	2018

Contract drilling revenues	$3,152	$3,088	$3,018

Costs and expenses
Operating and maintenance	2,000	2,140	1,799
Depreciation and amortization	781	855	818
General and administrative	183	193	188
	2,964	3,188	2,805
Loss on impairment	(597)	(609)	(1,464)
Loss on disposal of assets, net	(84)	(12)	—
Operating loss	(493)	(721)	(1,251)

Other income (expense), net
Interest income	21	43	53
Interest expense, net of amounts capitalized	(575)	(660)	(620)
Gain (loss) on restructuring and retirement of debt	533	(41)	(3)
Other, net	(27)	181	46
	(48)	(477)	(524)
Loss before income tax expense	(541)	(1,198)	(1,775)
Income tax expense	27	59	228

Net loss	(568)	(1,257)	(2,003)
Net loss attributable to noncontrolling interest	(1)	(2)	(7)
Net loss attributable to controlling interest	$(567)	$(1,255)	$(1,996)

Loss per share, basic and diluted	$(0.92)	$(2.05)	$(4.27)
Weighted average shares, basic and diluted	615	612	468

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Years ended December 31,
	2020	2019	2018

Net loss	$(568)	$(1,257)	$(2,003)
Net loss attributable to noncontrolling interest	(1)	(2)	(7)
Net loss attributable to controlling interest	(567)	(1,255)	(1,996)

Components of net periodic benefit income (costs) before reclassifications	38	(25)	6
Components of net periodic benefit costs reclassified to net income	25	4	5

Other comprehensive income (loss) before income taxes	63	(21)	11
Income taxes related to other comprehensive loss	(2)	—	—
Other comprehensive income (loss)	61	(21)	11
Other comprehensive income attributable to noncontrolling interest	—	—	—
Other comprehensive income (loss) attributable to controlling interest	61	(21)	11

Total comprehensive loss	(507)	(1,278)	(1,992)
Total comprehensive loss attributable to noncontrolling interest	(1)	(2)	(7)
Total comprehensive loss attributable to controlling interest	$(506)	$(1,276)	$(1,985)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2020	2019

Assets
Cash and cash equivalents	$1,154	$1,790
Accounts receivable, net	583	654
Materials and supplies, net	434	479
Restricted cash and cash equivalents	406	558
Other current assets	163	159
Total current assets	2,740	3,640

Property and equipment	23,040	24,281
Less accumulated depreciation	(5,373)	(5,434)
Property and equipment, net	17,667	18,847
Contract intangible assets	393	608
Deferred income taxes, net	9	20
Other assets	995	990
Total assets	$21,804	$24,105

Liabilities and equity
Accounts payable	$194	$311
Accrued income taxes	28	64
Debt due within one year	505	568
Other current liabilities	659	781
Total current liabilities	1,386	1,724

Long-term debt	7,302	8,693
Deferred income taxes, net	315	266
Other long-term liabilities	1,366	1,555
Total long-term liabilities	8,983	10,514

Commitments and contingencies

Shares, CHF 0.10 par value, 824,650,660 authorized, 142,363,647 conditionally authorized, 639,676,165 issued and 615,140,276 outstanding at December 31, 2020, and 639,674,422 authorized, 142,365,398 conditionally
authorized, 617,970,525 issued and 611,871,374 outstanding at December 31, 2019	60	59
Additional paid-in capital	13,501	13,424
Accumulated deficit	(1,866)	(1,297)
Accumulated other comprehensive loss	(263)	(324)
Total controlling interest shareholders’ equity	11,432	11,862
Noncontrolling interest	3	5
Total equity	11,435	11,867
Total liabilities and equity	$21,804	$24,105

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Years ended December 31,			Years ended December 31,
	2020	2019	2018	2020	2019	2018

	Quantity			Amount
Shares
Balance, beginning of period	612	610	391	$59	$59	$37
Issuance of shares under share-based compensation plans	3	2	3	1	—	—
Issuance of shares in acquisition transactions	—	—	216	—	—	22
Balance, end of period	615	612	610	$60	$59	$59

Additional paid-in capital
Balance, beginning of period				$13,424	$13,394	$11,031
Share-based compensation				31	37	45
Issuance of shares in acquisition transactions				—	—	2,101
Equity component of convertible debt instruments				46	—	172
Acquisition of redeemable noncontrolling interest				—	—	53
Reallocated capital for transactions with holders of noncontrolling interest				1	—	(3)
Other, net				(1)	(7)	(5)
Balance, end of period				$13,501	$13,424	$13,394

Retained earnings (accumulated deficit)
Balance, beginning of period				$(1,297)	$(67)	$1,929
Net loss attributable to controlling interest				(567)	(1,255)	(1,996)
Effect of adopting accounting standards updates				(2)	25	—
Balance, end of period				$(1,866)	$(1,297)	$(67)

Accumulated other comprehensive loss
Balance, beginning of period				$(324)	$(279)	$(290)
Other comprehensive income (loss) attributable to controlling interest				61	(21)	11
Effect of adopting accounting standards update				—	(24)	—
Balance, end of period				$(263)	$(324)	$(279)

Total controlling interest shareholders’ equity
Balance, beginning of period				$11,862	$13,107	$12,707
Total comprehensive loss attributable to controlling interest				(506)	(1,276)	(1,985)
Share-based compensation				31	37	45
Issuance of shares in acquisition transactions				—	—	2,123
Equity component of convertible debt instruments				46	—	172
Acquisition of redeemable noncontrolling interest				—	—	53
Reallocated capital for transactions with holders of noncontrolling interest				1	—	(3)
Other, net				(2)	(6)	(5)
Balance, end of period				$11,432	$11,862	$13,107

Noncontrolling interest
Balance, beginning of period				$5	$7	$4
Total comprehensive loss attributable to noncontrolling interest				(1)	(2)	(2)
Recognition of noncontrolling interest in business combination				—	—	33
Acquisition of noncontrolling interest				—	—	(31)
Reallocated capital for transactions with holders of noncontrolling interest				(1)	—	3
Balance, end of period				$3	$5	$7

Total equity
Balance, beginning of period				$11,867	$13,114	$12,711
Total comprehensive loss				(507)	(1,278)	(1,987)
Share-based compensation				31	37	45
Issuance of shares in acquisition transactions				—	—	2,123
Equity component of convertible debt instruments				46	—	172
Recognition of noncontrolling interest in business combination				—	—	33
Acquisition of redeemable noncontrolling interest				—	—	53
Acquisition of noncontrolling interest				—	—	(31)
Other, net				(2)	(6)	(5)
Balance, end of period				$11,435	$11,867	$13,114

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2020	2019	2018

Cash flows from operating activities
Net loss	$(568)	$(1,257)	$(2,003)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	215	187	112
Depreciation and amortization	781	855	818
Share-based compensation expense	31	37	45
Loss on impairment	597	609	1,464
Loss on impairment of investment in unconsolidated affiliates	62	—	—
Loss on disposal of assets, net	84	12	—
(Gain) loss on restructuring and retirement of debt	(533)	41	3
Gain on termination of construction contracts	—	(132)	—
Deferred income tax expense (benefit)	60	248	(16)
Other, net	83	41	6
Changes in deferred revenues, net	(73)	43	(139)
Changes in deferred costs, net	12	(33)	34
Changes in other operating assets and liabilities, net	(353)	(311)	234
Net cash provided by operating activities	398	340	558

Cash flows from investing activities
Capital expenditures	(265)	(387)	(184)
Proceeds from disposal of assets, net	24	70	43
Investments in unconsolidated affiliates	(19)	(77)	(107)
Cash paid in business combinations, net of cash acquired	—	—	(883)
Proceeds from maturities of unrestricted and restricted investments	5	123	507
Deposits to unrestricted investments	—	—	(173)
Other, net	(2)	3	—
Net cash used in investing activities	(257)	(268)	(797)

Cash flows from financing activities
Proceeds from issuance of debt, net of discounts and issue costs	743	1,056	2,054
Repayments of debt	(1,637)	(1,325)	(2,105)
Proceeds from investments restricted for financing activities	—	—	26
Payments to terminate derivative instruments	—	—	(92)
Other, net	(36)	(43)	(30)
Net cash used in financing activities	(930)	(312)	(147)

Net decrease in unrestricted and restricted cash and cash equivalents	(789)	(240)	(386)
Unrestricted and restricted cash and cash equivalents, beginning of period	2,349	2,589	2,975
Unrestricted and restricted cash and cash equivalents, end of period	$1,560	$2,349	$2,589

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of December 31, 2020, we owned or had partial ownership interests in and operated a fleet of 38 mobile offshore drilling units, including 27 ultra-deepwater floaters and 11 harsh environment floaters.  As of December 31, 2020, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our income taxes, property and equipment, equity investments, contingencies, assets held for sale, intangibles, allowance for excess materials and supplies, allowance for credit losses, postemployment benefit plans, leases and share-based compensation.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

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

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for an equity investment in an unconsolidated entity if we have the ability to exercise significant influence over the entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We measure other equity investments at fair value if the investment has a fair value that is readily determinable; otherwise, we measure the investment at cost, less any impairment.  We separately present within equity on our consolidated balance sheets the ownership interests attributable to parties with noncontrolling interests in our consolidated subsidiaries, and we separately present net income attributable to such parties on our consolidated statements of operations.  See Note 4—Unconsolidated Affiliates and Note 14—Equity.

Business combinations—We apply the acquisition method of accounting for business combinations, under which we record the acquired assets and assumed liabilities at fair value and recognize goodwill to the extent the consideration transferred exceeds the fair value of the net assets acquired.  To the extent the fair value of the net assets acquired exceeds the consideration transferred, we recognize a bargain purchase gain.  We estimate the fair values of the acquired assets and assumed liabilities as of the date of the acquisition, and our estimates are subject to adjustment through completion, which is in each case within one year of the acquisition date, based on our assessments of the fair values of property and equipment, intangible assets, other assets and liabilities and our evaluation of tax positions and contingencies.  See Note 3—Business Combinations.

Revenue recognition—We recognize revenues earned under our drilling contracts based on variable dayrates, which range from a full operating dayrate to lower rates or zero rates for periods when drilling operations are interrupted or restricted, based on the specific activities we perform during the contract on an hourly, or more frequent, basis.  Such dayrate consideration is attributed to the distinct time period to which it relates within the contract term, and therefore, is recognized as we perform the services.  When the operating dayrate declines over the contract term, we recognize revenues on a straight-line basis over the estimated contract period.  We recognize reimbursement revenues and the corresponding costs as we provide the customer-requested goods and services, when such reimbursable costs are incurred while performing drilling operations.  Prior to performing drilling operations, we may receive pre-operating revenues, on either a fixed lump-sum or variable dayrate basis, for mobilization, contract preparation, customer-requested goods and services or capital upgrades, which we recognize on a straight-line basis over the estimated contract period.  We recognize losses for loss contracts as such losses are incurred.  We recognize revenues for demobilization over the contract period unless otherwise constrained.  We recognize revenues from contract terminations as we fulfill our obligations and all contingencies have been resolved.  To obtain contracts with our customers, we incur costs to prepare a rig for contract and mobilize a rig to the drilling location.  We defer pre-operating costs, such as contract preparation and mobilization costs, and recognize such costs on a straight-line basis, consistent with the general pace of activity, in

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

operating and maintenance costs over the estimated contract period.  We apply the optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.  See Note 5—Revenues.

Share-based compensation—To measure the fair values of granted or modified service-based restricted share units, we use the market price of our shares on the grant date or modification date.  To measure the fair values of granted or modified stock options, we use the Black-Scholes-Merton option-pricing model and apply assumptions for the expected life, risk-free interest rate, expected volatility and dividend yield.  To measure the fair values of granted or modified performance-based restricted share units subject to market factors, we use a Monte Carlo simulation model and, in addition to the assumptions applied for the Black-Scholes-Merton option-pricing model, we use a risk neutral approach and an average price at the performance start date.  We recognize share-based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non-employee directors.  We recognize such compensation expense on a straight-line basis over the service period through the date the employee or non-employee director is no longer required to provide service to earn the award.  See Note 15—Share-Based Compensation Plans.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  In the years ended December 31, 2020, 2019 and 2018, we capitalized interest costs of $47 million, $38 million and $37 million, respectively, for our construction work in progress.

Functional currency—We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  In the years ended December 31, 2020, 2019 and 2018, we recognized a net loss of $8 million, a net gain of $2 million and a net loss of $38 million, respectively, related to currency exchange rates.

Income taxes—We provide for income taxes based on the tax laws and rates in effect in the countries in which we operate and earn income.  We recognize the effect of changes in tax laws as of the date of enactment.  We recognize potential global intangible low-taxed income inclusions as a period cost.  There is little or no expected relationship between the provision for or benefit from income taxes and income or loss before income taxes because the countries in which we operate have taxation regimes that vary not only with respect to the nominal rate, but also in terms of the availability of deductions, credits and other benefits.  Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year.

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

We maintain liabilities for estimated tax exposures in our jurisdictions of operation, and we recognize the provisions and benefits resulting from changes to those liabilities in our income tax expense or benefit along with related interest and penalties.  Income tax exposure items include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These tax exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to revise past estimates.  See Note 10—Income Taxes.

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

Accounts receivable—We earn our revenues by providing our drilling services to three major categories of customers: (a) integrated oil companies, (b) government-owned or government-controlled oil companies and (c) other independent oil companies.  Effective January 1, 2020, we adopted the accounting standards update that requires entities to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings without retrospective application.  Accordingly, we establish an allowance for credit losses based on the loss rate method, considering forecasted future conditions in addition to past events and current conditions for our customers in each of the major categories and on an individual basis when the risk characteristics of an account are no longer representative of the category to which it otherwise belongs.  At December 31, 2020, our allowance for credit losses was $2 million.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Materials and supplies—We record materials and supplies at their average cost less an allowance for excess items.  We estimate the allowance for excess items based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2020 and 2019, our allowance for excess items was $143 million and $127 million, respectively.

Restricted cash and cash equivalents—We maintain restricted cash and cash equivalents that are either pledged for debt service under certain bond indentures, as required under certain bank credit arrangements, or held in accounts that are subject to restrictions due to legislation, regulation or court order.  We classify such restricted cash and cash equivalents in current assets if the restriction is expected to expire or otherwise be resolved within one year or if such funds are considered to offset liabilities that are properly classified as current liabilities. See Note 9—Debt and Note 13—Commitments and Contingencies.

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  At December 31, 2020 and 2019, we had no assets classified as held for sale.

Property and equipment—We apply judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for cost capitalization, useful lives and salvage values.  We base our estimates and assumptions on historical experience and expectations regarding future industry conditions and operations.  At December 31, 2020, the aggregate carrying amount of our property and equipment represented approximately 81 percent of our total assets.

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

The estimated original useful life of our drilling units is 35 years, our buildings and improvements range from two to 30 years and our machinery and equipment range from four to 20 years.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.

Long-lived asset impairment—We review the carrying amounts of long-lived assets, including property and equipment and right-of-use assets, for potential impairment when events occur or circumstances change that indicate that the carrying amount of such assets may not be recoverable.  For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization of the asset group under review.  We consider our asset groups to be ultra-deepwater floaters and harsh environment floaters.  When an impairment of one or more of our asset groups is indicated, we measure the impairment as the amount by which the asset group’s carrying amount exceeds its estimated fair value.  We measure the fair values of our asset groups by applying a variety of valuation methods, incorporating a combination of cost, income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.  See Note 6—Drilling Fleet.

Equity investments and impairment—We review our equity-method investments, and other equity investments for which a readily determinable fair value is not available, for potential impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable in the near term.  If we determine that an impairment that is other than temporary exists, we recognize an impairment loss, measured as the amount by which the carrying amount of the investment exceeds its estimated fair value.  To estimate the fair value of the investment, we apply valuation methods that rely primarily on the income and market approaches.  In the year ended December 31, 2020, we recognized a loss of $62 million associated with the other-than-temporary impairment of the carrying amount of our equity investments. See Note 4—Unconsolidated Affiliates.

Goodwill—We conduct impairment testing for goodwill annually as of October 1 and more frequently, on an interim basis, when an event occurs or circumstances change that indicate that the fair value of our reporting unit may have declined below its carrying amount.  In the year ended December 31, 2018, as a result of an interim goodwill test, we recognized an aggregate loss of $462 million, which had no tax effect, associated with the impairment of the full balance of our goodwill.  See Note 3—Business Combinations and Note 7—Goodwill and Other Intangibles.

Contract intangibles—We recognize contract intangible assets related to acquired executory contracts, such as drilling contracts.  The drilling contract intangible assets represent the amount by which the fixed dayrates of the acquired contracts were above the market dayrates that were available or expected to be available during the term of the contract for similar contracts, measured as of the acquisition date.  We amortize the carrying amount of the drilling contract intangible assets using the straight-line method as a reduction of contract

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

drilling revenues over the expected remaining contract period.  At December 31, 2020 and 2019, the aggregate carrying amount of our drilling contract intangible assets was $393 million and $608 million, respectively.  See Note 3—Business Combinations and Note 7—Goodwill and Other Intangibles.

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

At December 31, 2020 and 2019, our pension and other postemployment benefit plan obligations represented an aggregate liability of $277 million and $351 million, respectively, and an aggregate asset of $37 million and $42 million, respectively, representing the funded status of the plans.  See Note 12—Postemployment Benefit Plans.

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

Note 3—Business Combinations

Overview

During the year ended December 31, 2018, we completed the acquisitions of Songa Offshore SE (“Songa”), a European public company limited by shares, or societas Europaea, existing under the laws of Cyprus, and Ocean Rig UDW Inc. (“Ocean Rig”), a Cayman Islands exempted company with limited liability.  On January 30, 2018, we acquired an approximate 97.7 percent ownership interest in Songa.  On December 5, 2018, we acquired Ocean Rig in a merger transaction.  We believe both acquisitions further strengthen our position as a leader in providing ultra-deepwater and harsh environment drilling services by adding additional high-value assets, and we believe the Songa acquisition, supported by significant contract backlog, also strengthens our footprint in harsh environment operating areas.  In the year ended December 31, 2018, in connection with these acquisitions, we incurred acquisition costs of $24 million, recorded in general and administrative costs and expenses.

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

Ocean Rig UDW Inc.

To complete the acquisition, we transferred consideration with an aggregate fair value of $2.55 billion, including (a) 147.7 million shares issued at an aggregate fair value of $1.38 billion, equivalent to $9.32 per share, based on the market value of our shares on the acquisition date and (b) an aggregate cash payment of $1.17 billion.  The fair value of net assets acquired, measured as of December 5, 2018, was $2.57 billion, comprised of: (a) total assets of $2.82 billion, including cash and cash equivalents of $152 million, property and equipment of $2.20 billion and other assets of $466 million, net of (b) liabilities assumed of $257 million.  In the year ended December 31, 2019, we completed our estimates of the fair values of the assets and liabilities.  In the years ended December 31, 2019 and 2018, we recognized a gain of $11 million and $10 million, respectively, recorded in other, net, for a cumulative gain of $21 million associated with the bargain purchase, primarily due to the decline in the market value of our shares between the announcement date and the closing date.

We estimated the fair value of the rigs and related equipment by applying a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the acquisition date.  We estimated the fair value

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

In connection with the Ocean Rig acquisition, we acquired contracts with Samsung Heavy Industries Co., Ltd. (“SHI”) for the construction of two ultra-deepwater drillships for which we recognized liabilities that represented the amount by which the remaining payments due under the acquired contracts were above market construction rates for similar drilling units, measured as of the acquisition date.  In October 2019, we agreed with SHI to cancel the construction contracts for the drillships in exchange for the parties terminating their respective obligations and liabilities under the construction contracts and our subsidiaries releasing to SHI their respective interests in the rigs.  As a result, in the three months ended December 31, 2019, we eliminated the construction contract liabilities and recognized income of $132 million, recorded in other income, net.

Songa Offshore SE

To complete the acquisition, we transferred consideration with an aggregate fair value of $1.76 billion, including (a) 66.9 million shares issued at an aggregate fair value of $735 million, equivalent to $10.99 per share, based on the market value of our shares on the acquisition date and (b) $854 million aggregate principal amount of 0.50% exchangeable senior bonds due January 30, 2023 (the “Exchangeable Senior Bonds”) issued at an aggregate fair value of $1.03 billion as partial consideration to Songa shareholders and settlement for certain Songa indebtedness.  The fair value of net assets acquired, measured as of January 30, 2018, was $1.76 billion, comprised of: (a) total assets of $3.82 billion, including cash and cash equivalents of $113 million, property and equipment of $2.41 billion, goodwill of $462 million, contract intangible assets of $632 million and other assets of $195 million, net of (b) total liabilities of $2.02 billion, including total debt of $1.77 billion and other liabilities of $254 million and (c) noncontrolling interest of $33 million.

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

On March 28, 2018, we acquired the remaining Songa shares not owned by us through a compulsory acquisition under Cyprus law, and as a result, Songa became our wholly owned subsidiary.  As consideration for the remaining Songa shares, we issued 1.1 million shares and $9 million aggregate principal amount of Exchangeable Senior Bonds and we made an aggregate cash payment of $8 million to Songa shareholders who elected to receive a cash payment or failed to make an election, for an aggregate fair value of $30 million.

In connection with the Songa acquisition, we acquired undesignated currency swaps and interest rate swaps that we subsequently settled and terminated.  In the year ended December 31, 2018, in connection with the settlement of the currency swaps and the interest rate swaps, we made an aggregate cash payment of $92 million and received aggregate cash proceeds of $18 million, respectively.

Note 4—Unconsolidated Affiliates

Equity investments—We hold noncontrolling equity investments in various unconsolidated companies, including (a) our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge, and (b) our interests in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety for drilling and other activities.  At December 31, 2020 and 2019, the aggregate carrying amount of our equity investments was $138 million and $191 million, respectively, recorded in other assets.

Our equity-method investment in Orion is the most significant of our equity investments.  In the years ended December 31, 2020, 2019 and 2018, we made an aggregate cash contribution of $8 million, $74 million and $91 million, respectively, to Orion, and we expect to make an additional $33 million cash contribution in the six months ending June 30, 2021.  In the year ended December 31, 2020, we recognized a loss of $59 million, which had no tax effect, recorded in other, net, associated with the impairment of our equity-method investment in Orion upon determination that the carrying amount exceeded the estimated fair value and that the impairment was other than temporary.  We estimated the fair value of our investment using the income method, which required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including applying an assumed discount rate of 12 percent and making assumptions

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

about the future performance of the investment, including future demand and supply for harsh environment floaters, rig utilization, revenue efficiency and dayrates.  At December 31, 2020 and 2019, the aggregate carrying amount of our investment in Orion was $104 million and $164 million, respectively.

Related party transactions—We engage in certain related party transactions with our unconsolidated affiliates, the most significant of which are under agreements with Orion.  We have a management services agreement for the operation and maintenance of the harsh environment floater Transocean Norge and a marketing services agreement for the marketing of the rig.  We also lease the rig under a short-term bareboat charter agreement, which is expected to expire in mid-2021.  Prior to the rig’s placement into service, we also engaged in certain related party transactions with Orion under a shipyard care agreement for the construction of the rig and other matters related to its completion and delivery.  Additionally, we procure services and equipment from other unconsolidated affiliates for technological innovation.

In the years ended December 31, 2020 and 2019, we received an aggregate cash payment of $46 million and $96 million, respectively, primarily related to the commissioning, preparation and mobilization of Transocean Norge under the shipyard care agreement with Orion.  In the years ended December 31, 2020 and 2019, we recognized rent expense of $22 million and $9 million, respectively, recorded in operating and maintenance costs, and made an aggregate cash payment of $22 million and $6 million, respectively, to charter the rig and other equipment from Orion.  In the years ended December 31, 2020 and 2019, we made an aggregate cash payment of $15 million and $11 million, respectively, to other unconsolidated affiliates for research and development and for equipment to reduce emissions and improve reliability.

Note 5—Revenues

Overview—We earn revenues primarily by performing the following activities: (i) providing our drilling rig, work crews, related equipment and services necessary to operate the rig (ii) delivering the drilling rig by mobilizing to and demobilizing from the drill location, and (iii) performing certain pre-operating activities, including rig preparation activities or equipment modifications required for the contract.  These services represent a single performance obligation under our drilling contracts with customers that is satisfied over time, the duration of which varies by contract.  At December 31, 2020, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.

In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes related to performance obligations satisfied in prior periods.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  In the year ended December 31, 2020, we recognized revenues of $177 million, representing the discounted value of the future payments, and recorded corresponding accounts receivable, net of imputed interest.  In the year ended December 31, 2020, we received an aggregate cash payment of $46 million in scheduled installments under the arrangement.  At December 31, 2020, the aggregate carrying amount of the related receivable was $133 million, net of imputed interest, including $45 million and $88 million recorded in accounts receivable and other assets, respectively.

In the year ended December 31, 2019, we recognized revenues of $10 million for other performance obligations satisfied in previous periods due to certain revenues recognized on a cash basis.  In the year ended December 31, 2018, we recognized revenues of $174 million for yet other performance obligations satisfied in previous periods, primarily related to revenues for a customer’s contract termination and certain revenues recognized on a cash basis.

To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and deliver or mobilize the rig to the drilling location.  We recognize such pre-operating costs in operating and maintenance costs on a straight-line basis, consistent with the general pace of activity, over the estimated contract period.  In the years ended December 31, 2020, 2019 and 2018, we recognized pre-operating costs of $60 million, $18 million and $45 million, respectively.  At December 31, 2020 and 2019, the unrecognized pre-operating costs to obtain contracts was $20 million and $34 million, respectively, recorded in other assets.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Year ended December 31, 2020				Year ended December 31, 2019				Year ended December 31, 2018
	U.S.	Norway	Other (a)	Total	U.S.	Norway	Other (a)	Total	U.S.	Norway	Other (a)	Total
Ultra-deepwater floaters	$1,302	$—	$792	$2,094	$1,264	$—	$693	$1,957	$1,496	$—	$292	$1,788
Harsh environment floaters	—	876	170	1,046	—	775	294	1,069	—	651	323	974
Deepwater floaters	—	—	—	—	—	—	7	7	—	—	124	124
Midwater floaters	—	—	12	12	—	—	55	55	—	—	74	74
High-specification jackups	—	—	—	—	—	—	—	—	—	—	58	58
Total revenues	$1,302	$876	$974	$3,152	$1,264	$775	$1,049	$3,088	$1,496	$651	$871	$3,018
(a)	Other represents the aggregate value for countries in which we operate that individually had attributable operating revenues representing less than 10 percent of consolidated operating revenues earned.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Contract liabilities—We recognize contract liabilities, recorded in other current liabilities and other long-term liabilities, for mobilization, contract preparation, capital upgrades and deferred revenues for declining dayrate contracts using the straight-line method over the estimated contract period.  Contract liabilities for our contracts with customers were as follows (in millions):

	December 31,
	2020	2019
Deferred contract revenues, recorded in other current liabilities	$133	$100
Deferred contract revenues, recorded in other long-term liabilities	323	429
Total contract liabilities	$456	$529

Significant changes in contract liabilities were as follows (in millions):

	Years ended December 31,
	2020	2019
Total contract liabilities, beginning of period	$529	$486
Decrease due to recognition of revenues for goods and services	(184)	(114)
Increase due to goods and services transferred over time	111	157
Total contract liabilities, end of period	$456	$529

Note 6—Drilling Fleet

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Construction work in progress, beginning of period	$753	$632	$1,392

Capital expenditures
Newbuild construction program	143	129	75
Other equipment and construction projects	122	258	109
Total capital expenditures	265	387	184
Changes in accrued capital additions	(33)	20	4
Construction work in progress impaired	—	(5)	—
Construction work in progress acquired in business combination	—	—	28

Property and equipment placed into service
Newbuild construction program	—	—	(903)
Other equipment and construction projects	(157)	(281)	(73)
Construction work in progress, end of period	$828	$753	$632

Impairments of assets held and used—During the year ended December 31, 2020, we identified indicators that the carrying amounts of our asset groups may not be recoverable.  Such indicators included significant declines in commodity prices and the market value of our stock, a reduction of expected demand for our drilling services as our customers announced reductions of capital investments in response to commodity prices and a reduction of projected dayrates.  As a result of our testing, we determined that the carrying amount of our midwater floater asset group was impaired.  In the year ended December 31, 2020, we recognized a loss of $31 million ($0.05 per diluted share), which had no tax effect, associated with the impairment of our midwater floater asset group.  We measured the fair value of the drilling unit and related assets in this asset group by applying the market approach, using estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant other observable inputs, representative of Level 2 fair value measurements, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value.

Impairments of assets held for sale—In the year ended December 31, 2020, we recognized an aggregate loss of $556 million ($0.90 per diluted share), which had no tax effect, associated with the impairment of the ultra-deepwater floater GSF Development Driller II, the harsh environment floaters Polar Pioneer and Songa Dee and the midwater floaters Sedco 711, Sedco 714 and Transocean 712, along with related assets, which we determined were impaired at the time that we classified the assets as held for sale.  In the year ended December 31, 2019, we recognized an aggregate loss of $578 million ($0.94 per diluted share), which had no tax effect, associated with the impairment of the ultra-deepwater floaters Discoverer Deep Seas, Discoverer Enterprise and Discoverer Spirit, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  In the year ended December 31, 2018, we recognized an aggregate loss of $999 million ($2.13 per diluted share), which had no tax effect, associated with the impairment of the ultra-deepwater floaters Deepwater Discovery, Deepwater Frontier, Deepwater Millennium and GSF C.R. Luigs, the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Songa Delta and Songa Trym, along with related assets, which we determined were impaired at the time that we classified the assets as held for sale.

We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Dispositions—During the year ended December 31, 2020, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the ultra-deepwater floater GSF Development Driller II, the harsh environment floaters Polar Pioneer, Songa Dee and Transocean Arctic and the midwater floaters Sedco 711, Sedco 714 and Transocean 712, along with related assets.  In the year ended December 31, 2020, we received aggregate net cash proceeds of $20 million and recognized an aggregate net loss of $61 million ($0.10 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the year ended December 31, 2020, we received aggregate net cash proceeds of $4 million and recognized an aggregate net loss of $23 million associated with the disposal of assets unrelated to rig sales.

During the year ended December 31, 2019, we completed the sale of the ultra-deepwater floaters Deepwater Frontier, Deepwater Millennium, Discoverer Deep Seas, Discoverer Enterprise, Discoverer Spirit and Ocean Rig Paros, the harsh environment floater Eirik Raude, the deepwater floaters Jack Bates and Transocean 706 and the midwater floaters Actinia and Songa Delta, along with related assets.  In the year ended December 31, 2019, we received aggregate net cash proceeds of $64 million and recognized an aggregate net gain of $4 million ($0.01 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the year ended December 31, 2019, we received aggregate net cash proceeds of $6 million and recognized an aggregate net loss of $16 million associated with the disposal of assets unrelated to rig sales.

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

Note 7—Goodwill and Other Intangibles

Finite-lived intangible assets—The gross carrying amount and accumulated amortization of our drilling contract intangible assets were as follows (in millions):

	Year ended December 31, 2020			Year ended December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Drilling contract intangible assets
Balance, beginning of period	$907	$(299)	$608	$907	$(112)	$795
Amortization	—	(215)	(215)	—	(187)	(187)
Balance, end of period	$907	$(514)	$393	$907	$(299)	$608

We amortize the drilling contract intangible assets over the remaining contract periods, the longest of which is currently expected to extend through March 2024.  As of December 31, 2020, the estimated future amortization was as follows (in millions):

Total
Years ending December 31,
2021	$220
2022	117
2023	52
2024	4
Total carrying amount of contract intangible assets	$393

Goodwill—During the three months ended June 30, 2018, we classified as held for sale and impaired three ultra-deepwater floaters (see Note 6—Drilling Fleet).  We identified the impairment of these assets as an indicator that our goodwill may be impaired.  In the year ended December 31, 2018, as a result of our interim goodwill impairment test, we recognized a loss of $462 million ($0.99 per diluted share), which had no tax effect, associated with the impairment of the full balance of our goodwill.  We estimated the fair value of the contract drilling services reporting unit using the income approach.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of the reporting unit, such as future commodity prices, projected demand for our services, rig availability and dayrates.

Note 8—Leases

Our operating leases are principally for office space, storage facilities, operating equipment and land.  At December 31, 2020, our operating leases had a weighted-average discount rate of 6.4 percent and a weighted-average remaining lease term of 14.0 years.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Our finance lease for the ultra-deepwater drillship Petrobras 10000 has an implicit interest rate of 7.8 percent and requires scheduled monthly installments through the lease expiration in August 2029, after which we are obligated to acquire the drillship from the lessor for one dollar.  We recognize expense for the amortization of the right-of-use asset in depreciation and amortization.

The components of our lease costs were as follows (in millions):

	Years ended December 31,
Lease costs	2020	2019
Operating lease costs	$13	$25
Short-term lease costs	27	13
Finance lease costs, amortization of right-of-use asset	21	21
Finance lease costs, interest on lease liability	36	39
Total lease costs	$97	$98

In the year ended December 31, 2019, we recognized a loss of $26 million, with no tax effect, associated with the impairment of right-of-use assets and leasehold improvements for certain office facilities that we had vacated or had committed to sublease.

Supplemental cash flow information for our leases was as follows (in millions):

	Years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	17	$19
Operating cash flows from finance lease	36	39
Financing cash flows from finance lease	35	32

At December 31, 2020, the aggregate future minimum rental payments for our leases were as follows (in millions):

	Operating	Finance
	leases	lease
Years ending December 31,
2021	$13	$71
2022	14	71
2023	13	71
2024	13	71
2025	13	71
Thereafter	125	256
Total future minimum rental payment	191	611
Less amount representing imputed interest	(69)	(167)
Present value of future minimum rental payments	122	444
Less current portion, recorded in other current liabilities	(8)	(37)
Long-term lease liabilities, recorded in other long-term liabilities	$114	$407

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 9—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

		Principal amount		Carrying amount
		December 31,	December 31,	December 31,	December 31,
		2020	2019	2020	2019
6.50% Senior Notes due November 2020	(a)	$—	$206	$—	$206
6.375% Senior Notes due December 2021	(a)	38	222	38	221
5.52% Senior Secured Notes due May 2022	(b)	111	200	111	198
3.80% Senior Notes due October 2022	(a)	27	190	27	189
0.50% Exchangeable Senior Bonds due January 2023	(a)	463	863	462	862
5.375% Senior Secured Notes due May 2023	(c)	364	525	360	518
9.00% Senior Notes due July 2023	(d)	—	714	—	701
5.875% Senior Secured Notes due January 2024	(c)	585	667	577	656
7.75% Senior Secured Notes due October 2024	(c)	360	420	354	412
6.25% Senior Secured Notes due December 2024	(c)	375	437	369	430
6.125% Senior Secured Notes due August 2025	(c)	468	534	461	525
7.25% Senior Notes due November 2025	(d)	411	750	405	737
7.50% Senior Notes due January 2026	(d)	569	750	565	743
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	(e)	238	—	277	—
11.50% Senior Guaranteed Notes due January 2027	(e)	687	—	1,139	—
6.875% Senior Secured Notes due February 2027	(c)	550	550	542	541
8.00% Senior Notes due February 2027	(d)	612	—	606	—
7.45% Notes due April 2027	(a)	52	88	51	86
8.00% Debentures due April 2027	(a)	22	57	22	57
7.00% Notes due June 2028	(f)	261	300	266	306
7.50% Notes due April 2031	(a)	396	588	394	585
6.80% Senior Notes due March 2038	(a)	610	1,000	605	991
7.35% Senior Notes due December 2041	(a)	177	300	176	297
Total debt		7,376	9,361	7,807	9,261

Less debt due within one year
6.50% Senior Notes due November 2020	(a)	—	206	—	206
6.375% Senior Notes due December 2021	(a)	38	—	38	—
5.52% Senior Secured Notes due May 2022	(b)	93	88	92	87
5.375% Senior Secured Notes due May 2023	(c)	47	16	46	14
5.875% Senior Secured Notes due January 2024	(c)	83	83	80	79
7.75% Senior Secured Notes due October 2024	(c)	60	60	58	58
6.25% Senior Secured Notes due December 2024	(c)	62	62	60	60
6.125% Senior Secured Notes due August 2025	(c)	66	66	64	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	(e)	—	—	6	—
11.50% Senior Guaranteed Notes due January 2027	(e)	—	—	61	—
Total debt due within one year		449	581	505	568
Total long-term debt		$6,927	$8,780	$7,302	$8,693
(a)	Transocean Inc., a 100 percent owned direct subsidiary of Transocean Ltd., is the issuer of the notes and debentures (the “Legacy Guaranteed Notes”). The Legacy Guaranteed Notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd.
(b)	The subsidiary issuer of the unregistered senior secured notes is a wholly owned indirect subsidiary of Transocean Inc. The senior secured notes are fully and unconditionally guaranteed by the owner of the collateral rig.
(c)	Each subsidiary issuer of the respective unregistered senior secured notes is a wholly owned indirect subsidiary of Transocean Inc. The senior secured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean Inc. and, in each case, the owner of the respective collateral rig or rigs.
(d)	Transocean Inc. is the issuer of the unregistered notes (collectively, the “Priority Guaranteed Notes”). The guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc. and rank equal in right of payment of all of our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Legacy Guaranteed Notes and the 7.00% notes due June 2028 and are structurally subordinate to the Senior Priority Guaranteed Notes, as defined below, to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(e)	Transocean Inc. is the issuer of the unregistered notes (together, the “Senior Priority Guaranteed Notes”). The priority guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc. and rank equal in right of payment of all of our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Priority Guaranteed Notes to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(f)	The subsidiary issuer of the registered notes is a wholly owned indirect subsidiary of Transocean Inc. The notes are fully and unconditionally guaranteed by Transocean Inc.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Transocean Ltd. has no independent assets or operations, and its other subsidiaries not owned indirectly through Transocean Inc. are minor.  Transocean Inc. has no independent assets and operations, other than those related to its investments in non-guarantor operating companies and balances primarily pertaining to its cash and cash equivalents and debt.  Transocean Ltd. and Transocean Inc. are not subject to any significant restrictions on their ability to obtain funds from their consolidated subsidiaries by dividends, loans or capital distributions (see “—Indentures”).

Scheduled maturities—At December 31, 2020, the scheduled maturities of our debt, including the principal installments and other installments, representing the undiscounted projected interest payments of debt exchanged, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Years ending December 31,
2021	$449	$67	$516
2022	448	76	524
2023	1,055	76	1,131
2024	853	77	930
2025	698	77	775
Thereafter	3,873	117	3,990
Total installments of debt	$7,376	$490	7,866
Total debt-related balances, net			(59)
Total carrying amount of debt			$7,807

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

Additionally, the indentures that govern the 5.52% senior secured notes due May 2022, the 5.375% Senior Secured Notes due May 2023 (the “5.375% Senior Secured Notes”), the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), the 7.75% senior secured notes due October 2024, the 6.25% senior secured notes due December 2024, the 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”) and the 6.875% senior secured notes due February 2027 (the “6.875% Senior Secured Notes”) contain covenants that limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.

The indentures that govern the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “Senior Guaranteed Exchangeable Bonds”) and the Exchangeable Senior Bonds require such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  At December 31, 2020, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Secured Credit Facility—As of December 31, 2020, we have a bank credit agreement, as amended from time to time, that established a $1.3 billion secured revolving credit facility (the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros, Development Driller III, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen, the aggregate carrying amount of which was $5.2 billion at December 31, 2020.  The maximum borrowing capacity will be reduced to $1.0 billion if, and so long as, our leverage ratio, measured as the aggregate principal amount of debt outstanding to earnings before interest, taxes, depreciation and amortization, exceeds 10.00 to 1.00.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.

We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At December 31, 2020, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.375 percent and the facility fee was 0.875 percent.  At December 31, 2020, we had no borrowings outstanding, $22 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Debt issuances

Guaranteed senior unsecured notes—On January 17, 2020, we issued $750 million aggregate principal amount of 8.00% senior notes due February 2027 (the “8.00% Guaranteed Notes”), and we received aggregate cash proceeds of $743 million, net of issue costs.  We may redeem all or a portion of the 8.00% Guaranteed Notes on or prior to February 1, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

On October 25, 2018, we issued $750 million aggregate principal amount of 7.25% senior notes due November 2025 (the “7.25% Guaranteed Notes”), and we received aggregate cash proceeds of $735 million, net of issue costs.  We may redeem all or a portion of the 7.25% Guaranteed Notes on or prior to November 1, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

Priority guaranteed senior unsecured notes—On September 11, 2020, we issued $687 million aggregate principal amount of 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) in non-cash exchange offers, pursuant to an exchange offer memorandum, dated August 10, 2020, as supplemented, for an aggregate principal amount of $1.5 billion of several series of our existing debt securities that were validly tendered and accepted for purchase (the “Exchange Offers”).  In the year ended December 31, 2020, as a result of the Exchange Offers, we recognized a gain of $355 million ($0.58 per diluted share), with no tax effect, associated with the restructuring of debt (see “—Debt restructuring, repayment and retirement”).  We may redeem all or a portion of the 11.50% Senior Guaranteed Notes prior to July 30, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.  We may also use the net cash proceeds of certain equity offerings by Transocean Ltd. to redeem, on one or more occasions prior to July 30, 2023, up to a maximum of 40 percent of the original aggregate principal amount of the 11.50% Senior Guaranteed Notes, subject to certain adjustments, at a redemption price equal to 111.50 percent of the aggregate principal amount.

Senior guaranteed exchangeable bonds—On August 14, 2020, we issued $238 million aggregate principal amount of Senior Guaranteed Exchangeable Bonds in non-cash private exchanges for $397 million aggregate principal amount of the Exchangeable Senior Bonds (collectively, the “Private Exchange” and, together with the Exchange Offers, the “Exchange Transactions”).  In the year ended December 31, 2020, as a result of the Private Exchange, we recognized a gain of $72 million ($0.12 per diluted share), with no tax effect, associated with the restructuring of debt (see “—Debt restructuring, repayment and retirement”).  The Senior Guaranteed Exchangeable Bonds may be converted at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date at the current exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note, which implies a conversion price of $6.17 per share, subject to adjustment upon the occurrence of certain events.  We may redeem all or a portion of the Senior Guaranteed Exchangeable Bonds (i) on or after August 14, 2022, if certain conditions related to the price of our shares have been satisfied, at a price equal to 100 percent of the aggregate principal amount and (ii) on or after August 14, 2023, at specified redemption prices.

We recorded the conversion feature of the Senior Guaranteed Exchangeable Bonds, measured at its estimated fair value of $46 million, to additional paid-in capital.  We estimated the fair value by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the expected volatility of the market price for our shares.  Perestroika AS, an entity affiliated with one of our directors that beneficially owns approximately 10 percent of our shares, exchanged $356 million aggregate principal amount of the Exchangeable Senior Bonds for $213 million aggregate principal amount of Senior Guaranteed Exchangeable Bonds.  Perestroika AS has certain registration rights related to its shares and shares that may be issued in connection with any exchange of its Senior Guaranteed Exchangeable Bonds.  At December 31, 2020, Perestroika AS held $213 million aggregate principal amount of the Senior Guaranteed Exchangeable Bonds.

Exchangeable senior bonds—In the year ended December 31, 2018, in connection with the Songa acquisition transactions, we issued $863 million aggregate principal amount of Exchangeable Senior Bonds, as partial consideration for the Songa shares and as consideration for refinancing certain Songa indebtedness.  The Exchangeable Senior Bonds may be converted at any time prior to the close of business on the business day immediately preceding the maturity date at the current exchange rate of 97.29756 shares per $1,000 note, which implies a conversion price of $10.28 per share, subject to adjustment upon the occurrence of certain events.  We estimated the aggregate fair value of the Exchangeable Senior Bonds, measured as of the issuance date, to be $1.0 billion, which represented a substantial premium of $172 million above par, and we recorded such premium to additional paid-in capital.  We estimated the fair value using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.  At December 31, 2019, Perestroika AS held $356 million aggregate principal amount of the Exchangeable Senior Bonds, which were exchanged for $213 million aggregate principal amount of Senior Guaranteed Exchangeable Bonds.  See Note 21—Subsequent Event.

Senior secured notes—On February 1, 2019, we issued $550 million aggregate principal amount of 6.875% Senior Secured Notes, and we received $539 million aggregate cash proceeds, net of discount and issue costs.  The 6.875% Senior Secured Notes are

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Poseidon and the equity of the wholly owned subsidiaries that own or operate the collateral rig.  Additionally, we are required to maintain certain balances in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of (a) interest only through August 2021 and (b) principal and interest thereafter.  We may redeem all or a portion of the 6.875% Senior Secured Notes on or prior to February 1, 2022 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

On May 24, 2019, we issued $525 million aggregate principal amount of 5.375% Senior Secured Notes, and we received $517 million aggregate cash proceeds, net of discount and issue costs.  The 5.375% Senior Secured Notes are secured by the assets and earnings associated with the harsh environment floaters Transocean Endurance and Transocean Equinox and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.  Additionally, we are required to maintain certain balances in restricted cash accounts to satisfy debt service requirements.  We are required to pay semiannual installments of principal and interest.  We may redeem all or a portion of the 5.375% Senior Secured Notes on or prior to May 15, 2021 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

In July 2018, we issued $750 million aggregate principal amount of 5.875% Senior Secured Notes and $600 million aggregate principal amount of 6.125% Senior Secured Notes, and we received aggregate cash proceeds of $733 million and $586 million, respectively, net of discount and issue costs.  The 5.875% Senior Secured Notes are secured by the assets and earnings associated with the harsh environment floaters Transocean Enabler and Transocean Encourage and the equity of the wholly owned subsidiaries that own or operate the collateral rigs.  The 6.125% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Pontus and the equity of the wholly owned subsidiaries that own or operate the collateral rig.  Additionally, we are required to maintain certain balances in restricted cash accounts to satisfy debt service and reserve requirements.  We are required to pay semiannual installments of principal and interest.  We may redeem all or a portion of the 5.875% Senior Secured Notes or the 6.125% Senior Secured Notes on or prior to July 15, 2021 or August 1, 2021, respectively, at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

Encumbered assets—At December 31, 2020 and 2019, we had restricted cash and cash equivalents of $365 million and $386 million, respectively, deposited in restricted accounts to satisfy debt service and reserve requirements for the senior secured notes.  At December 31, 2020 and 2019, the rigs encumbered for the senior secured notes, including Deepwater Conqueror, Deepwater Pontus, Deepwater Proteus, Deepwater Thalassa, Deepwater Poseidon, Transocean Enabler, Transocean Encourage, Transocean Endurance and Transocean Equinox, had an aggregate carrying amount of $6.1 billion and $6.3 billion, respectively.  We will be required to redeem the senior secured notes at a price equal to 100 percent of the aggregate principal amount without a make-whole premium, upon the occurrence of certain events related to the respective collateral rigs and the related drilling contracts.

Debt restructuring, repayment and retirement

Restructuring and early retirement—During the years ended December 31, 2020, 2019 and 2018, we restructured or retired certain notes as a result of exchange offers, private exchanges, redemption, tender offers and open market repurchases.  We recorded the Exchange Transactions completed in August 2020 and September 2020 under ASC 470-60, Troubled Debt Restructuring by Debtors.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Years ended December 31,
	2020					2019			2018
	Exchanged	Redeemed	Tendered	Repurchased	Total	Tendered	Repurchased	Total	Repurchased
6.50% Senior Notes due November 2020	$—	$—	$38	$15	$53	$57	$23	$80	$—
6.375% Senior Notes due December 2021	37	—	77	69	183	63	43	106	—
3.80% Senior Notes due October 2022	136	—	10	16	162	190	32	222	95
0.50% Exchangeable Senior Bonds due January 2023	397	—	—	4	401	—	—	—	—
5.375% Senior Secured Notes due May 2023	—	—	103	43	146	—	—	—	—
9.00% Senior Notes due July 2023	—	714	—	—	714	200	336	536	—
7.25% Senior Notes due November 2025	207	—	132	—	339	—	—	—	—
7.50% Senior Notes due January 2026	181	—	—	—	181	—	—	—	—
8.00% Senior Notes due February 2027	138	—	—	—	138	—	—	—	—
7.45% Notes due April 2027	35	—	—	—	35	—	—	—	—
8.00% Debentures due April 2027	35	—	—	—	35	—	—	—	—
7.00% Notes due June 2028	39	—	—	—	39	—	—	—	—
7.50% Notes due April 2031	192	—	—	—	192	—	—	—	—
6.80% Senior Notes due March 2038	390	—	—	—	390	—	—	—	—
7.35% Senior Notes due December 2041	123	—	—	—	123	—	—	—	—
Aggregate principal amount restructured or retired	$1,910	$714	$360	$147	$3,131	$510	$434	$944	$95

Aggregate cash payment	$10	$767	$222	$110	$1,109	$522	$449	$971	$95
Aggregate principal amount of debt issued in exchanges	$925	$—	$—	$—	$925	$—	$—	$—	$—
Aggregate net gain (loss)	$427	$(65)	$135	$36	$533	$(18)	$(23)	$(41)	$—

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Debt assumption and repayment—In connection with the Songa acquisition, we assumed the rights and obligations under certain credit agreements, a subscription agreement and bond loan agreements.  In the year ended December 31, 2018, we made an aggregate cash payment equivalent to $1.65 billion to repay the outstanding debt obligations and terminate these agreements, and as a result, we recognized a loss of $3 million associated with the repayment of debt.

Scheduled maturities and installments—On the scheduled maturity date of November 16, 2020, we made a cash payment of $153 million to repay the outstanding 6.50% senior notes due November 2020, at a price equal to the aggregate principal amount.  In the years ended December 31, 2020, 2019 and 2018, we made an aggregate cash payment of $375 million, $354 million and $257 million, respectively, to repay other indebtedness in scheduled installments.

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

Tax provision and rate—Our provision for income taxes is based on the tax laws and rates applicable in the jurisdictions in which we operate and earn income.  In the years ended December 31, 2020, 2019 and 2018, our effective tax rate was (5.1) percent, (4.9) percent and (12.8) percent, respectively, based on loss before income tax expense.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.

The components of our income tax provision (benefit) were as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Current tax expense (benefit)	$(33)	$(189)	$244
Deferred tax expense (benefit)	60	248	(16)
Income tax expense	$27	$59	$228

A reconciliation of the income tax benefit computed at the Swiss holding company federal statutory rate of 7.83% and our reported consolidated income tax expense was as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Income tax benefit at Swiss federal statutory rate	$(42)	$(94)	$(139)
Earnings subject to rates different than the Swiss federal statutory rate	82	189	(86)
Losses on impairment	52	35	114
Deemed profits taxes	19	22	8
Withholding taxes	6	11	8
Base erosion and anti-abuse tax	5	21	33
Benefit from foreign tax credits	(2)	(8)	(5)
Currency revaluation	(4)	5	11
Changes in unrecognized tax benefits, net	(15)	(268)	117
Effect of U.S. CARES Act	(28)	—	—
Changes in valuation allowance	(31)	37	67
Effect of operating structural changes	—	98	—
Effect of U.S. tax reform	—	—	104
Other, net	(15)	11	(4)
Income tax expense	$27	$59	$228

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted in March 2020, included certain changes to U.S. tax law, including, among others, extending up to five years the carryback period for net operating losses generated in tax years between December 31, 2017 and January 1, 2021.  In the year ended December 31, 2020, we recognized an income tax benefit of $28 million related to the carryback of our net operating losses under this provision.

In the year ended December 31, 2017, the U.S. introduced certain changes to tax law (“U.S. tax reform”), such as, among others, a transition tax and a base erosion and anti-abuse tax.  In the year ended December 31, 2018, to calculate the one-time transition tax, we completed the evaluation of our unremitted earnings and profits of certain of our non-U.S. subsidiaries that owned by U.S. subsidiaries for which the necessary information was not previously available, and we recorded income tax expense of $120 million for transition taxes, partially offset by $16 million for the utilization of estimated foreign tax credits.  In the years ended December 31, 2019 and 2018, we

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

recognized income tax expense of $21 million and $33 million, respectively, related to the bareboat charter structure of our U.S. operations, a significant portion of which is contractually reimbursable by our customers due to a change-in-law provision in certain drilling contracts.

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$809	$571
Interest expense limitation	72	77
Accrued payroll costs not currently deductible	46	45
United Kingdom charter limitation	40	36
Tax credit carryforwards	21	22
Accrued expenses	18	16
Deferred income	14	41
Loss contingencies	3	38
Other	27	24
Valuation allowance	(685)	(716)
Total deferred tax assets	365	154

Deferred tax liabilities
Depreciation	(658)	(361)
Contract intangible amortization	(6)	(23)
Other	(7)	(16)
Total deferred tax liabilities	(671)	(400)

Deferred tax assets (liabilities), net	$(306)	$(246)

At December 31, 2020 and 2019, our deferred tax assets included U.S. foreign tax credit carryforwards of $21 million and $22 million, respectively, which will expire between 2024 and 2030.  Deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2020, our net deferred tax assets related to our net operating loss carryforwards included $572 million, which do not expire, and $237 million, which will expire between 2021 and 2037.

As of December 31, 2020, our consolidated cumulative loss incurred over the recent three-year period represented significant objective negative evidence for the evaluation of the realizability of our deferred tax assets.  Although such evidence has limited our ability to consider other subjective evidence, we evaluate each jurisdiction separately.  We consider objective evidence, such as contract backlog activity, in jurisdictions in which we have profitable contracts, and the ability to carryback losses or utilize losses against potential exposures.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.  At December 31, 2020 and 2019, due to uncertainty of realization, we had a valuation allowance of $685 million and $716 million, respectively, on net operating losses and other deferred tax assets.

Our deferred tax liabilities include taxes related to the earnings of certain subsidiaries that are not indefinitely reinvested.  As of December 31, 2020, we consider the earnings of certain of our subsidiaries to be indefinitely reinvested, and we have not provided for deferred taxes on earnings of such subsidiaries.  If we were to make a distribution from the unremitted earnings of subsidiaries with indefinitely reinvested earnings, we may be subject to taxes payable to various jurisdictions.  However, it is not practicable to estimate the amount of tax that would ultimately be due if remitted.  If we were to change our expectations about distributing earnings of these subsidiaries, we may be required to record additional deferred taxes that could have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Unrecognized tax benefits—The changes to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Balance, beginning of period	$335	$408	$222
Additions for current year tax positions	90	144	29
Additions for prior year tax positions	11	6	172
Reductions related to statute of limitation expirations and changes in law	(7)	(138)	(8)
Reductions for prior year tax positions	(51)	(66)	(7)
Reductions due to settlements	—	(19)	—
Balance, end of period	$378	$335	$408

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2020	2019
Unrecognized tax benefits, excluding interest and penalties	$378	$335
Interest and penalties	41	34
Unrecognized tax benefits, including interest and penalties	$419	$369

In the years ended December 31, 2020, 2019 and 2018, we recognized, as a component of our income tax provision, expense of $7 million, benefit of $72 million and expense of $13 million, respectively, related to interest and penalties associated with our unrecognized tax benefits.  As of December 31, 2020, we have unrecognized benefits of $419 million, including interest and penalties, of which $261 million are netted against net operating loss deferred tax assets resulting in net unrecognized tax benefits of $158 million, including interest and penalties, that upon reversal would favorably impact our effective tax rate.  During the year ending December 31, 2021, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits and the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Tax returns—We file federal and local tax returns in several jurisdictions throughout the world.  With few exceptions, we are no longer subject to examinations of our U.S. and non-U.S. tax matters for years prior to 2014.  Our tax returns in the significant jurisdictions in which we operate, other than Brazil, as mentioned below, are generally subject to examination for periods ranging from three to six years.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We are defending our tax positions in those jurisdictions.  While we cannot predict or provide assurance as to the timing or the outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations, although it may have a material adverse effect on our consolidated statement of cash flows.

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 19, 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are currently engaged in the appeals process.  During the years ended December 31, 2018 and 2019, a portion of two cases were favorably closed.  As of December 31, 2020, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 640 million, equivalent to approximately $123 million, and indirect tax of BRL 95 million, equivalent to $18 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 11—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Years ended December 31,
	2020	2019	2018
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(567)	$(1,255)	$(1,996)

Denominator for loss per share, basic and diluted
Weighted-average shares outstanding	614	611	467
Effect of share-based awards	1	1	1
Weighted-average shares for per share calculation	615	612	468

Loss per share, basic and diluted	$(0.92)	$(2.05)	$(4.27)

In the years ended December 31, 2020, 2019 and 2018, we excluded from the calculation 10.8 million, 12.0 million and 10.6 million share-based awards, respectively, since the effect would have been anti-dilutive.  In the years ended December 31, 2020, 2019 and 2018, we excluded from the calculation 84.0 million, 84.0 million and 77.2 million shares, respectively, issuable upon conversion of the Senior Guaranteed Exchangeable Bonds and the Exchangeable Senior Bonds since the effect would have been anti-dilutive.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 12—Postemployment Benefit Plans

Defined contribution plans

We sponsor defined contribution plans for our employees in most markets in which we operate worldwide, the most significant of which were as follows: (1) a qualified savings plan covering certain eligible employees working in the U.S., (2) various savings plans covering eligible employees working in Norway, (3) a non-qualified savings plan covering certain eligible employees working outside the U.S., the U.K. and Norway and (4) a qualified savings plan covering certain eligible employees working in the U.K.  In the years ended December 31, 2020, 2019 and 2018, we recognized expense of $56 million, $52 million and $50 million, respectively, related to our defined contribution plans globally.

Defined benefit pension and other postemployment benefit plans

Overview—As of December 31, 2020, we had defined benefit plans in the U.S., the United Kingdom (“U.K.”), and Norway, all of which have ceased accruing benefits.  As of December 31, 2020, in the U.S., we had three funded and three unfunded defined benefit plans (the “U.S. Plans”); in the U.K., we had one funded defined benefit plan (the “U.K. Plan”); and after terminating the majority of our plans in Norway as required by local authorities, we had two remaining defined benefit plans, one funded and one unfunded (the “Norway Plans” and, together with the U.K. Plan, the “Non-U.S. Plans”).  Additionally, we maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase-out period ending December 31, 2025.  We maintain the benefit obligations under our plans until they are fully satisfied.

Net periodic benefit costs—We estimated our net periodic benefit costs using the following weighted-average assumptions:

	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	3.27%	2.10%	2.39%	4.32%	2.86%	3.56%	3.68%	2.49%	2.93%
Expected rate of return	5.90%	3.10%	na	6.20%	4.39%	na	6.21%	4.72%	na

“na” means not applicable.

Net periodic benefit costs recognized included the following components (in millions):

	Year ended December 31, 2020				Year ended December 31, 2019				Year ended December 31, 2018
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$—	$1	$—	$1	$—	$7	$—	$7	$—	$7	$—	$7
Interest cost	55	8	—	63	63	10	1	74	61	10	1	72
Expected return on plan assets	(67)	(14)	—	(81)	(71)	(17)	—	(88)	(72)	(19)	—	(91)
Special termination benefits	—	—	—	—	—	—	—	—	—	—	1	1
Settlements and curtailments	1	12	—	13	1	2	—	3	—	(1)	(4)	(5)
Actuarial loss, net	9	1	1	11	3	—	—	3	8	1	—	9
Prior service gain, net	—	—	(2)	(2)	—	—	(2)	(2)	—	—	(2)	(2)
Net periodic benefit costs (income)	$(2)	$8	$(1)	$5	$(4)	$2	$(1)	$(3)	$(3)	$(2)	$(4)	$(9)

Funded status—We estimated our benefit obligations using the following weighted-average assumptions:

	December 31, 2020			December 31, 2019
	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	2.60%	1.50%	1.21%	3.27%	2.13%	2.39%
Expected long-term rate of return	5.51%	3.20%	na	5.91%	3.18%	na

“na” means not applicable.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The changes in projected benefit obligation, plan assets and funded status and the amounts recognized on our consolidated balance sheets were as follows (in millions):

	Year ended December 31, 2020				Year ended December 31, 2019
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,696	$395	$17	$2,108	$1,527	$338	$17	$1,882
Actuarial (gains) losses, net	148	46	1	195	202	45	1	248
Service cost	—	1	—	1	—	7	—	7
Interest cost	55	8	—	63	63	10	1	74
Currency exchange rate changes	—	9	—	9	—	14	—	14
Benefits paid	(72)	(24)	(2)	(98)	(72)	(19)	(2)	(93)
Settlements	(2)	(52)	—	(54)	(24)	—	—	(24)
Plan amendment	—	1	—	1	—	—	—	—
Projected benefit obligation, end of period	1,825	384	16	2,225	1,696	395	17	2,108

Change in plan assets
Fair value of plan assets, beginning of period	1,369	430	—	1,799	1,189	378	—	1,567
Actual return on plan assets	267	50	—	317	272	39	—	311
Currency exchange rate changes	—	6	—	6	—	16	—	16
Employer contributions	3	9	2	14	4	16	2	22
Benefits paid	(72)	(24)	(2)	(98)	(72)	(19)	(2)	(93)
Settlements	(2)	(51)	—	(53)	(24)	—	—	(24)
Fair value of plan assets, end of period	1,565	420	—	1,985	1,369	430	—	1,799

Funded status, end of period	$(260)	$36	$(16)	$(240)	$(327)	$35	$(17)	$(309)

Balance sheet classification, end of period:
Pension asset, non-current	$—	$37	$—	$37	$—	$42	$—	$42
Pension liability, current	(1)	(1)	(3)	(5)	(1)	(1)	(3)	(5)
Pension liability, non-current	(259)	—	(13)	(272)	(326)	(6)	(14)	(346)
Accumulated other comprehensive loss (income), before taxes	242	80	(10)	312	304	84	(12)	376

Accumulated benefit obligation, end of period	$1,825	$384	$16	$2,225	$1,696	$385	$17	$2,098

The aggregate projected benefit obligation and fair value of plan assets for plans with a projected benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2020				December 31, 2019
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Projected benefit obligation	$1,825	$2	$16	$1,843	$1,696	$56	$17	$1,769
Fair value of plan assets	1,565	1	—	1,566	1,369	49	—	1,418

The aggregate accumulated benefit obligation and fair value of plan assets for plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2020				December 31, 2019
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Accumulated benefit obligation	$1,825	$2	$16	$1,843	$1,696	$1	$17	$1,714
Fair value of plan assets	1,565	1	—	1,566	1,369	—	—	1,369

The amounts in accumulated other comprehensive loss (income) that have not been recognized were as follows (in millions):

	December 31, 2020				December 31, 2019
	U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Actuarial loss, net	$242	$78	$2	$322	$304	$84	$2	$390
Prior service cost, net	—	2	(12)	(10)	—	—	(14)	(14)
Accumulated other comprehensive loss (income), before taxes	$242	$80	$(10)	$312	$304	$84	$(12)	$376

Plan assets—The weighted-average target and actual allocations of assets for the funded defined benefit plans were as follows:

	December 31, 2020				December 31, 2019
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Equity securities	50%	27%	55%	25%	50%	24%	51%	27%
Fixed income securities	50%	73%	45%	74%	50%	60%	49%	56%
Other investments	—%	—%	—%	1%	—	16%	—	17%
Total	100%	100%	100%	100%	100%	100%	100%	100%

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We periodically review our investment policies, plan assets and asset allocation strategies to evaluate performance relative to specified objectives.  In determining our asset allocation strategies for the U.S. Plans, we review the results of regression models to assess the most appropriate target allocation for each plan, given the plan’s status, demographics and duration.  For the U.K. Plan, the plan trustees establish the asset allocation strategies consistent with the regulations of the U.K. pension regulators and in consultation with financial advisors and company representatives.  Investment managers for the U.S. Plans and the U.K. Plan are given established ranges within which the investments may deviate from the target allocations.  For the Norway Plans, which are group pension schemes with life insurance companies, we establish minimum rates of return under the terms of the investment contracts.

The investments for the funded defined benefit plans were categorized as follows (in millions):

	December 31, 2020
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total	Plans	Plans	Total
Mutual funds
U.S. equity funds	$586	$—	$586	$—	$—	$—	$586	$—	$586
Non-U.S. equity funds	263	—	263	7	103	110	270	103	373
Bond funds	699	—	699	4	310	314	703	310	1,013
Total mutual funds	1,548	—	1,548	11	413	424	1,559	413	1,972

Other investments
Cash and money market funds	6	6	12	—	—	—	6	6	12
Property collective trusts	—	—	—	—	—	—	—	—	—
Investment contracts	—	—	—	—	1	1	—	1	1
Total other investments	6	6	12	—	1	1	6	7	13

Total investments	$1,554	$6	$1,560	$11	$414	$425	$1,565	$420	$1,985

	December 31, 2019
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total	Plans	Plans	Total
Mutual funds
U.S. equity funds	$480	$—	$480	$1	$—	$1	$481	$—	$481
Non-U.S. equity funds	216	—	216	5	115	120	221	115	336
Bond funds	656	—	656	6	240	246	662	240	902
Total mutual funds	1,352	—	1,352	12	355	367	1,364	355	1,719

Other investments
Cash and money market funds	5	4	9	—	—	—	5	4	9
Property collective trusts	—	—	—	—	20	20	—	20	20
Investment contracts	—	—	—	—	51	51	—	51	51
Total other investments	5	4	9	—	71	71	5	75	80

Total investments	$1,357	$4	$1,361	$12	$426	$438	$1,369	$430	$1,799

The U.S. Plans and the U.K. Plan invest primarily in passively managed funds that reference market indices.  The funded Norway Plan is subject to contractual terms under selected insurance programs.  The plan investment managers have discretion to select the securities held within each asset category.  Given this discretion, the managers may occasionally invest in our debt or equity securities and may hold either long or short positions in such securities.  As the plan investment managers are required to maintain well diversified portfolios, the actual investment in our securities would be immaterial relative to asset categories and the overall plan assets.

Funding contributions—In the years ended December 31, 2020, 2019 and 2018, we made an aggregate contribution of $14 million, $22 million and $17 million, respectively, to the defined benefit pension plans and the OPEB Plans using our cash flows from operations.  In the year ending December 31, 2021, we expect to make an aggregate contribution of $11 million, including $8 million and $3 million to the defined benefit pension plans and the OPEB Plans, respectively.

Benefit payments—The projected benefits payments were as follows (in millions):

	U.S.	Non-U.S.	OPEB
	Plans	Plans	Plans	Total
Years ending December 31,
2021	$80	$7	$3	$90
2022	81	7	3	91
2023	82	8	3	93
2024	83	8	3	94
2025	83	10	3	96
2026 - 2030	422	59	1	482

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 13—Commitments and Contingencies

Purchase and service agreement obligations

We have purchase obligations with shipyards and other contractors primarily related to our newbuild construction programs.  We also have long-term service agreements with original equipment manufacturers to provide services and parts, primarily related to our pressure control systems.  The future payments required under our service agreements were estimated based on our projected operating activity and may vary subject to actual operating activity.  At December 31, 2020, the aggregate future payments required under our purchase obligations and our service agreement obligations were as follows (in millions):

		Service
	Purchase	agreement
	obligations	obligations
Years ending December 31,
2021	$933	$103
2022	1	116
2023	—	121
2024	—	126
2025	—	130
Thereafter	—	307
Total	$934	$903

Letters of credit and surety bonds

At December 31, 2020 and 2019, we had outstanding letters of credit totaling $24 million and $19 million, respectively, issued under various committed and uncommitted credit lines provided by banks to guarantee various contract bidding, performance activities and customs obligations.  At December 31, 2020 and 2019, we also had outstanding surety bonds totaling $153 million and $113 million, respectively, to secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At December 31, 2020 and 2019, the aggregate cash collateral held by institutions to secure our letters of credit and surety bonds was $8 million and $10 million, respectively.

Legal proceedings

Debt exchange litigation and purported notice of default—Prior to the consummation of the Exchange Transactions (see Note 9—Debt), we completed certain internal reorganization transactions (the “Internal Reorganization”).  In September 2020, funds managed by, or affiliated with, Whitebox Advisors LLC (“Whitebox”) as holders of certain series of our notes subject to the Exchange Offers, filed a claim (the “Claim”) in the U.S. District Court for the Southern District of New York (the “Court”) related to such certain internal reorganization transactions and the Exchange Offers.  Additionally, in September and October 2020, Whitebox and funds managed by, or affiliated with, Pacific Investment Management Company LLC, as debtholders, together with certain other advisors and debtholders, provided purported notices of alleged default with respect to the indentures governing, respectively, the 8.00% Guaranteed Notes and the 7.25% Guaranteed Notes.

On September 23, 2020, we filed an answer to the Claim with the Court and asserted counterclaims seeking a declaratory judgment that, among other matters, the Internal Reorganization did not cause a default under the indenture governing the 8.00% Guaranteed Notes.  Concurrently, with our answer and counterclaims, we also submitted a motion for summary judgment seeking an expedited judgment on our request for declaratory judgment.  Whitebox subsequently submitted a cross-motion for summary judgment seeking dismissal of our counterclaims.  On November 30, 2020, while awaiting the Court’s ruling on our motion for summary judgment, we amended certain of our financing documents and implemented certain internal reorganization transactions, which resolved the allegations contained in the purported notices of default.  On December 17, 2020, the Court issued its ruling granting our motion for summary judgment and denying the plaintiff’s cross-motion for summary judgment, holding, among other matters, that the allegations contained in the purported notice of default did not constitute a default under the indenture governing the 8.00% Guaranteed Notes.  Whitebox has appealed the Court’s ruling.

The facts alleged in the purported notice of default under the 8.00% Guaranteed Notes were the same as the facts underlying the Claim and the purported notice of default under the 7.25% Guaranteed Notes.  Accordingly, following the amendment and internal reorganization transactions on November 30, 2020, and the subsequent ruling from the Court granting our motion for summary judgment, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Macondo well incident—As of December 31, 2020, all significant litigation, including civil and criminal claims, resulting from the blowout of the Macondo well that caused a fire and explosion on the ultra-deepwater floater Deepwater Horizon off the coast of Louisiana had been resolved.  At December 31, 2019, the remaining liability for estimated loss contingencies that were probable and for which a reasonable estimate could be made was $124 million, recorded in other current liabilities, the majority of which was related to the settlement agreement that we and the Plaintiff Steering Committee filed in May 2015 (the “PSC Settlement Agreement”) with the U.S. District Court for

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

the Eastern District of Louisiana (the “MDL Court”), the court in which most claims against us were consolidated by the U.S. Judicial Panel on Multidistrict Litigation.  In the years ended December 31, 2019 and 2018, the MDL Court released $33 million and $58 million, respectively, from and escrow account established by the MDL Court to satisfy our obligations under the PSC Settlement Agreement.  At December 31, 2019, the remaining cash balance in the escrow account was $125 million, recorded in restricted cash accounts and investments.  In June 2020, the MDL Court released the remaining assets held in the escrow account to satisfy our remaining obligations under the PSC Settlement Agreement.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  At December 31, 2020, eight plaintiffs have claims pending in Louisiana, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2020, the subsidiary was a defendant in approximately 255 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provided the subsidiary with cash and an annuity.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 14—Equity

Shares held by subsidiaries—One of our subsidiaries holds our shares for future use to satisfy our obligations to deliver shares in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2020 and 2019, our subsidiary held 24.5 million and 6.1 million shares, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Accumulated other comprehensive loss—The changes in accumulated other comprehensive loss, presented net of tax, for our defined benefit pension plans were as follows (in millions):

	Years ended December 31,
	2020	2019
Balance, beginning of period	$(324)	$(279)

Other comprehensive income (loss) before reclassifications	38	(25)
Reclassifications to net loss	23	4
Other comprehensive income (loss), net	61	(21)
Effect of adopting accounting standards update	—	(24)
Balance, end of period	$(263)	$(324)

Redeemable noncontrolling interest—Until June 11, 2018, we owned a 65 percent interest in Angola Deepwater Drilling Company Ltd. (“ADDCL”), a Cayman Islands company and variable interest entity for which we concluded that we were the primary beneficiary.  Angco Cayman Limited (“Angco Cayman”) owned the remaining a 35 percent interest in ADDCL.  Under the terms of ADDCL’s governing documents, Angco Cayman had the right to require us to purchase its interest in ADDCL for cash, and accordingly, we presented the carrying amount of Angco Cayman’s ownership interest as redeemable noncontrolling interest on our consolidated balance sheets.  We also had the right under ADDCL’s governing documents to require Angco Cayman to sell us its interest, and we exercised that right.  On June 11, 2018, pursuant to a settlement requiring no cash payment, we acquired the interests in ADDCL not previously owned by us, and ADDCL became our wholly owned subsidiary.  In connection with the acquisition, we reallocated the $53 million aggregate carrying amount of the redeemable noncontrolling interest to additional paid-in capital.

Note 15—Share-Based Compensation

Overview

We have a long-term incentive plan (the “Long-Term Incentive Plan”) for executives, key employees and non-employee directors under which awards can be granted in the form of restricted share units, restricted shares, stock options, stock appreciation rights and cash performance awards.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain market factors or performance targets or a combination of market factors and performance targets.  Our compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long-Term Incentive Plan.  At December 31, 2020, we had 62.9 million shares authorized and 22.0 million shares available to be granted under the Long-Term Incentive Plan.  At December 31, 2020, the total unrecognized compensation cost related to our unvested share-based awards was $24 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Service awards

Restricted share units—A restricted share unit is a notional unit that is equal to one share but has no voting rights until the underlying share is issued.  The following table summarizes unvested activity for service-based units granted under our incentive plans during the year ended December 31, 2020:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2020	4,719,578	$9.11
Granted	7,093,421	1.41
Vested	(2,817,155)	8.63
Forfeited	(92,874)	7.25
Unvested at December 31, 2020	8,902,970	$3.14

In the year ended December 31, 2020, the vested service-based units had an aggregate grant-date fair value of $24 million.  During the years ended December 31, 2019 and 2018, we granted 3,044,494 and 2,521,939 service-based units, respectively, with a per unit weighted-average grant-date fair value of $8.33 and $9.67, respectively.  During the years ended December 31, 2019 and 2018, we had 2,224,030 and 2,087,141 service-based units, respectively, that vested with an aggregate grant-date fair value of $23 million and $27 million, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Stock options—The following table summarizes activity for vested and unvested service-based stock options outstanding under our incentive plans during the year ended December 31, 2020:

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise price	contractual term	intrinsic value
	under option	per share	(years)	(in millions)
Outstanding at January 1, 2020	4,864,425	$14.48	7.34	$—
Forfeited	(358,414)	18.53	—	—
Expired	(120,864)	81.32	—	—
Outstanding at December 31, 2020	4,385,147	$12.31	6.62	$—

Vested and exercisable at December 31, 2020	3,029,699	$13.98	6.08	$—

In the years ended December 31, 2020, 2019 and 2018, the vested stock options had an aggregate grant-date fair value of $12 million, $10 million and $6 million, respectively.  At December 31, 2020 and 2019, there were outstanding unvested stock options to purchase 1,355,448 and 2,651,514 shares, respectively.  During the years ended December 31, 2019 and 2018, we granted stock options to purchase 1,594,528 and 1,249,266 shares, respectively, with a per option weighted-average grant-date fair value of $8.35 and $9.18, respectively.

Performance awards

Restricted share units—We grant performance awards in the form of restricted share units that can be earned depending on the achievement of market factors.  The number of shares ultimately earned per unit is quantified upon completion of the specified period at the determination date.  The following table summarizes unvested activity for performance-based units under our incentive plans during the year ended December 31, 2020:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2020	2,081,619	$10.78
Granted	2,530,460	1.80
Vested	(999,332)	10.79
Forfeited	(51,863)	10.78
Unvested at December 31, 2020	3,560,884	$4.40

In each of the years ended December 31, 2020, 2019 and 2018, the vested performance-based units had an aggregate grant-date fair value of $11 million.  During the years ended December 31, 2019 and 2018, we granted 1,067,316 and 1,074,054 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $10.77 and $10.79, respectively.

Note 16—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2020	2019
Other current liabilities
Accrued payroll and employee benefits	$224	$207
Accrued interest	128	169
Accrued taxes, other than income	66	73
Finance lease liability	37	35
Operating lease liabilities	8	13
Deferred revenues	133	100
Contingent liabilities	60	180
Other	3	4
Total other current liabilities	$659	$781

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Other long-term liabilities were comprised of the following (in millions):

	December 31,
	2020	2019
Other long-term liabilities
Postemployment benefit plan obligations	$272	$346
Finance lease liability	407	444
Operating lease liabilities	114	116
Income taxes payable	202	179
Deferred revenues	323	429
Other	48	41
Total other long-term liabilities	$1,366	$1,555

Note 17—Supplemental Cash Flow Information

The reconciling adjustments of our net cash provided by operating activities that were attributable to the net change in other operating assets and liabilities were as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Changes in other operating assets and liabilities
Decrease in accounts receivable	$67	$87	$180
(Increase) decrease in other assets	(113)	(30)	3
Decrease in accounts payable and other current liabilities	(254)	(21)	(154)
Increase (decrease) in other long-term liabilities	2	(34)	80
Change in income taxes receivable / payable, net	(69)	(303)	125
Change in receivables from / payables to affiliates, net	14	(10)	—
	$(353)	$(311)	$234

Additional cash flow information was as follows (in millions):

	Years ended December 31,
	2020	2019	2018
Certain cash operating activities
Cash payments for interest	$593	$648	$570
Cash payments for income taxes	70	121	151

Non-cash investing and financing activities
Capital additions, accrued at end of period (a)	$15	$48	$30
Issuance of debt in exchange transactions (b)	925	—	—
Equity component of exchangeable debt (c)	46	—	—
Issuance of shares in business combinations (d)	—	—	2,112
Issuance of debt in business combination (e)	—	—	1,026
(a)	Additions to property and equipment for which we had accrued a corresponding liability in accounts payable at the end of the period. See Note 6—Drilling Fleet.
(b)	In connection with the Exchange Transactions, we issued $687 million and $238 million aggregate principal amount of the 11.50% Senior Guaranteed Notes and the Senior Guaranteed Exchangeable Bonds, respectively. See Note 9—Debt.
(c)	In connection with the issuance of the Senior Guaranteed Exchangeable Bonds, we recorded the conversion feature, measured at its estimated fair value, to additional paid-in capital. See Note 9—Debt.
(d)	In connection with our acquisition of Songa and Ocean Rig, we issued 66.9 million and 147.7 million shares, respectively, with an aggregate fair value of $735 million and $1.4 billion, respectively. See Note 3—Business Combinations.
(e)	In connection with our acquisition of Songa, we issued $854 million aggregate principal amount of Exchangeable Senior Bonds as partial consideration to Songa shareholders and settlement for certain Songa indebtedness. See Note 3—Business Combinations.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 18—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$1,154	$1,154	$1,790	$1,790
Restricted cash and cash equivalents	406	406	558	558
Long-term debt, including current maturities	7,807	4,820	9,261	8,976

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

Note 19—Risk Concentration

Interest rate risk—Financial instruments that potentially subject us to concentrations of interest rate risk include our restricted and unrestricted cash equivalents and debt.  We are exposed to interest rate risk related to our restricted and unrestricted cash equivalents, as the interest income earned on these investments is based on variable or short-term interest rates, which change with market interest rates.  We are also exposed to the interest rate risk related to our fixed-rate debt when we refinance maturing debt with new debt or when we repurchase or retire debt in open market repurchases or other market transactions.

Currency exchange rate risk—We are exposed to currency exchange rate risk related to our international operations.  This risk is primarily associated with compensation costs of our employees and purchasing costs from non-U.S. suppliers, which are denominated in currencies other than the U.S. dollar.  We use a variety of techniques to minimize the exposure to currency exchange rate risk, including the structuring of customer contract payment terms and occasional use of forward exchange contracts.  Our primary strategy for currency exchange rate risk management involves structuring customer contracts to provide for payment in both U.S. dollars and local currency.  The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term.  Due to various factors, including customer acceptance, local banking laws, national content requirements, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual local currency needs may vary from those anticipated in the customer contracts, resulting in partial exposure to currency exchange rate risk.  The currency exchange effect resulting from our international operations generally has not had a material impact on our operating results.

Credit risk—Financial instruments that potentially subject us to concentrations of credit risk are primarily restricted and unrestricted cash and cash equivalents and trade receivables, both current and long-term.  We generally maintain our restricted and unrestricted cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high-quality money market instruments.  We limit the amount of exposure to any one institution and do not believe we are exposed to any significant credit risk.

We earn our revenues by providing our drilling services to integrated oil companies, government-owned or government-controlled oil companies and other independent oil companies.  Our receivables are dispersed in various countries.  We establish an allowance for credit losses by applying an expected loss rate based on current and forecasted future and historical experience.  Although we have encountered only isolated credit concerns related to independent oil companies, we occasionally require collateral or other security to support customer receivables.  In certain instances, when we determine that collection is not reasonably assured, we may occasionally offer extended payment terms and recognize revenues associated with the contract on a cash basis.

Labor agreements—At December 31, 2020, we had a global workforce of approximately 5,350 individuals, including approximately 530 contractors.  Approximately 43 percent of our total workforce, working primarily in Norway, Brazil and the U.K., are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees,

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

not only union members.  Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

Note 20—Operating Segments, Geographic Analysis and Major Customers

Operating segments—We operate in a single, global market for the provision of contract drilling services to our customers.  The location of our rigs and the allocation of our resources to build or upgrade rigs are determined by the activities and needs of our customers.

Geographic analysis—The aggregate carrying amount of our long-lived assets, including our property and equipment and our right-of-use assets, disaggregated by country in which they were located, was as follows (in millions):

	December 31,
	2020	2019
Long-lived assets
U.S.	$6,007	$6,259
Norway	3,560	3,203
Greece	3,294	2,760
Other countries (a)	5,347	7,194
Total long-lived assets	$18,208	$19,416
(a)	Other countries represents the aggregate value for countries in which we operate that individually had attributable long-lived assets representing less than 10 percent of consolidated long-lived assets.

For a geographic disaggregation of our contract drilling revenues, see Note 5—Revenues.  Because the majority of our assets are mobile, the geographic locations of such assets at the end of the periods are not necessarily indicative of the geographic distribution of the operating revenues generated by such assets during the periods presented.  Our international operations are subject to certain political and other uncertainties, including risks of war and civil disturbances or other market disrupting events, expropriation of equipment, repatriation of income or capital, taxation policies, and the general hazards associated with certain areas in which we operate.  Although we are organized under the laws of Switzerland, we have minimal assets in Switzerland, and we do not conduct any operations or have operating revenues in Switzerland.

Major customers—For the year ended December 31, 2020, Royal Dutch Shell plc (together with its affiliates, “Shell”), Equinor ASA (together with its affiliates, “Equinor”) and Chevron Corporation (together with its affiliates, “Chevron”) accounted for approximately 28 percent, 27 percent and 14 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2019, Shell, Equinor and Chevron accounted for approximately 26 percent, 21 percent and 17 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2018, Shell, Chevron and Equinor accounted for approximately 26 percent, 21 percent and 18 percent, respectively, of our consolidated operating revenues.

Note 21—Subsequent Event

Private exchanges—On February 26, 2021, we completed privately negotiated transactions to exchange $323 million aggregate principal amount of outstanding Exchangeable Senior Bonds for $294 million aggregate principal amount of new 4.00% Senior Guaranteed Exchangeable Bonds due 2025 (the “New Senior Guaranteed Exchangeable Bonds”) and an aggregate cash payment of $11 million.  The New Senior Guaranteed Exchangeable Bonds are guaranteed by Transocean Ltd. and the same subsidiaries of Transocean Inc. that guarantee the Senior Guaranteed Exchangeable Bonds and 11.50% Senior Guaranteed Notes.  In addition, the New Senior Guaranteed Exchangeable Bonds have an initial exchange rate of 190.4762 Transocean Ltd. shares per $1,000 note, which implies a conversion price of $5.25 per share, subject to adjustment upon the occurrence of certain events.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Internal control over financial reporting—There has been no change to our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” included in Item 8 of this annual report.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2021 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2020.  Certain information with respect to our executive officers is set forth at the end of Part I of this annual report under the caption “Information About our Executive Officers.”

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

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

(In millions)

		Additions
			Charge to
	Balance at	Charge to cost	other				Balance at
	beginning of	and	accounts		Deductions		end of
	period	expenses	-describe		-describe		period

Year ended December 31, 2018
Reserves and allowances deducted from asset accounts:
Allowance for excess materials and supplies	141	12	—		19	(a)	134
Valuation allowance on deferred tax assets	574	67	40	(b)	—		681

Year ended December 31, 2019
Reserves and allowances deducted from asset accounts:
Allowance for excess materials and supplies	134	3	—		10	(a)	127
Valuation allowance on deferred tax assets	681	37	—		2	(c)	716

Year ended December 31, 2020
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	—	—	2	(d)	—		2
Allowance for excess materials and supplies	127	25	—		9	(a)	143
Valuation allowance on deferred tax assets	716	(31)	—		—		685
(a)	Amount related to materials and supplies on rigs and related assets sold or classified as held for sale.
(b)	Amount related to the following: (i) adjustments of $26 million to the valuation allowance and related deferred tax assets with a corresponding entry to accumulated deficit associated with our adoption of the accounting standards update that requires an entity to recognize in the period in which it occurs the income tax consequences of an intra entity transfer of an asset other than inventory and (ii) an adjustment of $14 million to the valuation allowance related to deferred tax assets acquired in business combinations.
(c)	Amount related to adjustments to other deferred tax assets with valuation allowances.
(d)	Amount related to an adjustment to the allowance for credit losses with a corresponding entry to accumulated deficit associated with our adoption of the accounting standards update that requires an entity to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings without retrospective application.

(3) Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
2.1	Agreement and Plan of Merger, dated September 3, 2018, by and among Transocean Ltd., Transocean Oceanus Holdings Limited, Transocean Oceanus Limited and Ocean Rig UDW Inc.	Exhibit 2.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 4, 2018
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 11, 2020
3.2	Organizational Regulations of Transocean Ltd., adopted November 18, 2016	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 23, 2016
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Credit Agreement dated June 22, 2018, among Transocean Inc., the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 27, 2018
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

Exhibit 4.6 to Transocean Ltd’s Annual Report on Form 10K (Commission File No. 001-38373) filed on February 18, 2020
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

Exhibit 4.2 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.12	Second Supplemental Indenture dated as of May 14, 1999 between Transocean Offshore (Texas) Inc., Transocean Offshore Inc. and Chase Bank of Texas, National Association, as trustee	Exhibit 4.5 to Transocean Offshore Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99) filed on June 29, 1999
4.13	Fifth Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit 4.4 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.14	Form of 7.45% Notes due April 15, 2027	Exhibit 4.3 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.15	Form of 8.00% Debentures due April 15, 2027	Exhibit 4.4 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997

Number	Description	Location
4.16	Officers’ Certificate establishing the terms of the 7.50% Notes due April 15, 2031	Exhibit 4.3 to Transocean Sedco Forex Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on April 9, 2001
4.17	Officers’ Certificate establishing the terms of the 7.375% Notes due April 15, 2018	Exhibit 4.14 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the fiscal year ended December 31, 2001
4.18	Indenture dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed on October 30, 1997
4.19	First Supplemental Indenture dated as of June 23, 2000, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
4.20	Second Supplemental Indenture dated as of November 20, 2001, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 to GlobalSantaFe Corporation’s Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004
4.21	Third Supplemental Indenture, dated as of July 29, 2019, among Global Marine Inc, Transocean Inc. and Wilmington Trust Company, as trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 29, 2019
4.22	Form of 7% Note Due 2028	Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.23	Terms of 7% Notes Due 2028	Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.24	Senior Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.36 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.25	First Supplemental Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.37 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.26	Third Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.27	Fourth Supplemental Indenture, dated as of September 21, 2010, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2010
4.28	Fifth Supplemental Indenture, dated as of December 5, 2011, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 5, 2011
4.29	Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean Inc., Transocean Ltd. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on September 13, 2012
4.30	Indenture, dated as of July 21, 2016, by and among Transocean Inc., the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 22, 2016
4.31	Indenture, dated as of October 19, 2016, by and among Transocean Phoenix 2 Limited, Transocean Ltd., Transocean Inc., Triton Capital II GmbH and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on October 20, 2016
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

Exhibit 4.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2019
4.35	Indenture dated as of October 17, 2017, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on October 17, 2017

Number		Description	Location
	4.36	Indenture, dated January 30, 2018, among Transocean Inc., Transocean Ltd., as guarantor, and Computershare Trust Company N.A. and Computershare Trust Company of Canada, as co-trustees	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 30, 2018
	4.37	Form of 0.50% Exchangeable Senior Bonds due 2023	Exhibit A of Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 30, 2018
	4.38	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean Inc., and the security holders named therein	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 30, 2018
	4.39	Indenture, dated October 25, 2018, among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Exhibit 4.32 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) filed on February 19, 2019
	4.40	Indenture, dated February 1, 2019, by and among Transocean Poseidon Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 1, 2019
	4.41	Indenture, dated May 24, 2019, by and among Transocean Sentry Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 29, 2019
	4.42	Indenture, dated January 17, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2020
	4.43	Indenture, dated as of August 14, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020
	4.44	Amendment to Registration Rights Agreement, dated as of August 14, 2020, by and among Transocean Ltd., Transocean Inc. and Perestroika (Cyprus) Ltd.	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020
	4.45	Indenture, dated as of September 11, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 11, 2020
	4.46

Supplemental Indenture, dated November 30, 2020, by and among Transocean Inc., Transocean Ltd., certain of Transocean Inc.’s subsidiaries, and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture dated as of September 11, 2020.

			Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on December 1, 2020
	4.47

Supplemental Indenture, dated November 30, 2020, by and among Transocean Inc., Transocean Ltd., certain of Transocean Inc.’s subsidiaries, and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture dated as of August 14, 2020.

			Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on December 1, 2020
	4.48

Fourth Amendment to Credit Agreement, dated November 30, 2020, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, certain of Transocean Inc.’s subsidiaries.

			Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on December 1, 2020.
*	10.1	Amended and Restated 2015 Transocean Ltd. Long-Term Incentive Plan	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 11, 2020
	10.2	Form of Voting and Support Agreement, by and among Transocean Ltd. and certain shareholders of Ocean Rig UDW Inc.	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 4, 2018
	10.3	Form of Voting and Support Agreement, by and among Ocean Rig UDW Inc. and certain shareholders of Transocean Ltd.	Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 4, 2018.
*	10.4	Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.5 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.5	First Amendment to Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on May 22, 2013
*	10.6	Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000	Exhibit 10.10 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 1999
*	10.7

GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001 and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001

			Exhibit 10.33 to the GlobalSantaFe Corporation Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004
*	10.8	Amendment to Transocean Inc. Deferred Compensation Plan	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 29, 2005
*	10.9	Form of 2004 Performance-Based Nonqualified Share Option Award Letter	Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005

Number		Description	Location
*	10.10	Form of 2004 Director Deferred Unit Award	Exhibit 10.4 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005
*	10.11	Form of 2008 Director Deferred Unit Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.12	Form of 2009 Director Deferred Unit Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2009
*	10.13	Terms and Conditions of 2013 Director Deferred Unit Award	Exhibit 10.14 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.14	Terms and Conditions of 2014 Director Deferred Unit Award	Exhibit 10.15 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.15	Terms and Conditions of 2015 Director Restricted Share Unit Award	Exhibit 10.16 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.16	Terms and Conditions of 2014 Executive Equity Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.17	Terms and Conditions of 2015 Executive Equity Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
	10.18	Terms and Conditions of the July 2008 Nonqualified Share Option Award	Exhibit 10.2 to Transocean Inc.’s Annual Report on Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2008
*	10.19	Terms and Conditions of the February 2009 Nonqualified Share Option Award	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.20	Terms and Conditions of the February 2012 Long Term Incentive Plan Award	Exhibit 10.28 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2011
*	10.21	Transocean Ltd. Incentive Recoupment Policy	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2012
	10.22	Form of Novation Agreement dated as of November 27, 2007 by and among GlobalSantaFe Corporation, Transocean Offshore Deepwater Drilling Inc. and certain executives	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007
*	10.23	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 001-05471) for the year ended December 31, 1991
*	10.24	First Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 1995
*	10.25	Second Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 001-05471) for the year ended December 31, 1996
*	10.26	1997 Long-Term Incentive Plan	GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997
*	10.27	Amendment to 1997 Long Term Incentive Compensation Plan	Exhibit 10.25 of GlobalSantaFe Corporation’s Annual Report on Form 20-F (Commission File No. 001-14634) for the year ended December 31, 1998
*	10.28	Amendment to 1997 Long Term Incentive Plan, dated December 1, 1999	Exhibit 10.33 of GlobalSantaFe Corporation’s Annual Report on Form 20-F (Commission File No. 001-14634) for the year ended December 31, 1999
*	10.29	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended March 31, 1998

Number		Description	Location
*	10.30	First Amendment to GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
*	10.31	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan	Exhibit 4.8 of GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-73878) filed on November 21, 2001
*	10.32	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan	Exhibit A to GlobalSantaFe Corporation’s definitive proxy statement (Commission File No. 001-14634) filed on March 21, 2001
*	10.33	GlobalSantaFe 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 7, 2005)	Exhibit 10.4 to GlobalSantaFe Corporation’s Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended June 30, 2005
*	10.34	Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009	Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.35	Transocean U.S. Supplemental Retirement Benefit Plan, as amended and restated, effective as of November 27, 2007	Exhibit 10.11 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007
*	10.36	GlobalSantaFe Corporation Supplemental Executive Retirement Plan	Exhibit 10.1 to the GlobalSantaFe Corporation Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended September 30, 2002
*	10.37	Transocean U.S. Supplemental Savings Plan	Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
	10.38	Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 10, 2008
*	10.39	Form of Assignment Memorandum for Executive Officers	Exhibit 10.6 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 19, 2008
	10.40	Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to Deepwater Horizon, as amended	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarterly period ended June 30, 2010
*	10.41	Executive Severance Benefit Policy	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on February 23, 2012
	10.42

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
	10.43

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

			Exhibit 10.7 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2015
*	10.45	Employment Agreement with Keelan Adamson dated August 10, 2018	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2018.
*	10.46	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
*	10.47	Employment Agreement with Mark L. Mey effective September 1, 2016	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
*	10.48	Amended and Restated Performance Award and Cash Bonus Plan of Transocean Ltd.	Filed herewith

Number		Description	Location
*	10.49	Terms and Conditions of 2020 Executive Equity Awards	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2020
*	10.50	Terms and Conditions of 2020 Director Restricted Share Unit Award	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2020
	21	Subsidiaries of Transocean Ltd.	Filed herewith
	23.1	Consent of Ernst & Young LLP	Filed herewith
	24	Powers of Attorney	Filed herewith
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our consolidated balance sheets as of December 31, 2020 and December 31, 2019; (ii) our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018; (iii) our consolidated statements of comprehensive loss for the years ended December 31, 2020, 2019 and 2018; (iv) our consolidated statements of equity for the years ended December 31, 2020, 2019 and 2018; (v) our consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018; and (vi) the notes to consolidated financial statements

Filed herewith
	104	The cover page from our annual report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language	Filed herewith
*	Compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 26, 2021.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 2021.

Signature	Title

*	Chairman of the Board of Directors
Chadwick C. Deaton

/s/ Jeremy D. Thigpen	President and Chief Executive Officer
Jeremy D. Thigpen	(Principal Executive Officer)

/s/ Mark L. Mey	Executive Vice President and Chief Financial Officer
Mark L. Mey	(Principal Financial Officer)

/s/ David Tonnel	Senior Vice President and Chief Accounting Officer
David Tonnel	(Principal Accounting Officer)

*	Director
Glyn A. Barker

*	Director
Vanessa C.L. Chang

*	Director
Frederico F. Curado

*	Director
Tan Ek Kia

*	Director
Vincent J. Intrieri

*	Director
Samuel Merksamer

*	Director
Frederick W. Mohn

*	Director
Edward R. Muller

*	Director
Diane de Saint Victor

By: /s/ David Tonnel
(Attorney-in-Fact)