Form 10-Q
period 2021-03-31
Transocean Ltd.
filed 2021-05-04
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 27, 2021, 617,298,955 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2021

PART I.  FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020

Contract drilling revenues	$653	$759

Costs and expenses
Operating and maintenance	435	540
Depreciation and amortization	187	206
General and administrative	39	43
	661	789
Loss on impairment	—	(168)
Loss on disposal of assets, net	(59)	(1)
Operating loss	(67)	(199)

Other income (expense), net
Interest income	3	9
Interest expense, net of amounts capitalized	(115)	(160)
Gain (loss) on retirement of debt	51	(57)
Other, net	9	12
	(52)	(196)
Loss before income tax expense	(119)	(395)
Income tax benefit	(21)	(4)

Net loss	(98)	(391)
Net income attributable to noncontrolling interest	1	1
Net loss attributable to controlling interest	$(99)	$(392)

Loss per share, basic and diluted	$(0.16)	$(0.64)
Weighted average shares, basic and diluted	617	614

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2021	2020

Net loss	$(98)	$(391)
Net income attributable to noncontrolling interest	1	1
Net loss attributable to controlling interest	(99)	(392)

Components of net periodic benefit costs before reclassifications	(5)	(9)
Components of net periodic benefit costs reclassified to net loss	1	2

Other comprehensive loss before income taxes	(4)	(7)
Income taxes related to other comprehensive loss	—	—
Other comprehensive loss	(4)	(7)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive loss attributable to controlling interest	(4)	(7)

Total comprehensive loss	(102)	(398)
Total comprehensive income attributable to noncontrolling interest	1	1
Total comprehensive loss attributable to controlling interest	$(103)	$(399)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$1,066	$1,154
Accounts receivable, net of allowance of $2 at March 31, 2021 and December 31, 2020	511	583
Materials and supplies, net of allowance of $144 and $143 at March 31, 2021 and December 31, 2020, respectively	433	434
Restricted cash and cash equivalents	388	406
Other current assets	161	163
Total current assets	2,559	2,740

Property and equipment	23,020	23,040
Less accumulated depreciation	(5,541)	(5,373)
Property and equipment, net	17,479	17,667
Contract intangible assets	337	393
Deferred income taxes, net	11	9
Other assets	974	995
Total assets	$21,360	$21,804

Liabilities and equity
Accounts payable	$189	$194
Accrued income taxes	29	28
Debt due within one year	524	505
Other current liabilities	561	659
Total current liabilities	1,303	1,386

Long-term debt	7,096	7,302
Deferred income taxes, net	319	315
Other long-term liabilities	1,302	1,366
Total long-term liabilities	8,717	8,983

Commitments and contingencies

Shares, CHF 0.10 par value, 824,650,668 authorized, 142,363,647 conditionally authorized, 639,676,165 issued and 617,288,705 outstanding at March 31, 2021, and 824,650,660 authorized, 142,363,647 conditionally
authorized, 639,676,165 issued and 615,140,276 outstanding at December 31, 2020	60	60
Additional paid-in capital	13,508	13,501
Accumulated deficit	(1,965)	(1,866)
Accumulated other comprehensive loss	(267)	(263)
Total controlling interest shareholders’ equity	11,336	11,432
Noncontrolling interest	4	3
Total equity	11,340	11,435
Total liabilities and equity	$21,360	$21,804

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2021	2020

	Quantity
Shares
Balance, beginning of period	$60	$59
Issuance of shares under share-based compensation plans	—	1
Balance, end of period	60	$60

Additional paid-in capital
Balance, beginning of period	$13,501	$13,424
Share-based compensation	7	8
Issuance of shares under share-based compensation plans	—	(1)
Balance, end of period	$13,508	$13,431

Accumulated deficit
Balance, beginning of period	$(1,866)	$(1,297)
Net loss attributable to controlling interest	(99)	(392)
Effect of adopting accounting standards update	—	(2)
Balance, end of period	$(1,965)	$(1,691)

Accumulated other comprehensive loss
Balance, beginning of period	$(263)	$(324)
Other comprehensive loss attributable to controlling interest	(4)	(7)
Balance, end of period	$(267)	$(331)

Total controlling interest shareholders’ equity
Balance, beginning of period	$11,432	$11,862
Total comprehensive loss attributable to controlling interest	(103)	(399)
Share-based compensation	7	8
Effect of adopting accounting standards update	—	(2)
Balance, end of period	$11,336	$11,469

Noncontrolling interest
Balance, beginning of period	$3	$5
Total comprehensive income attributable to noncontrolling interest	1	1
Balance, end of period	$4	$6

Total equity
Balance, beginning of period	$11,435	$11,867
Total comprehensive loss	(102)	(398)
Share-based compensation	7	8
Effect of adopting accounting standards update	—	(2)
Balance, end of period	$11,340	$11,475

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(98)	$(391)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	56	48
Depreciation and amortization	187	206
Share-based compensation expense	7	8
Loss on impairment	—	168
Loss on disposal of assets, net	59	1
(Gain) loss on retirement of debt	(51)	57
Deferred income tax expense	2	10
Other, net	7	18
Changes in deferred revenues, net	(37)	5
Changes in deferred costs, net	3	(11)
Changes in other operating assets and liabilities, net	(39)	(167)
Net cash provided by (used in) operating activities	96	(48)

Cash flows from investing activities
Capital expenditures	(59)	(107)
Proceeds from disposal of assets, net	6	1
Investments in unconsolidated affiliates	—	(6)
Net cash used in investing activities	(53)	(112)

Cash flows from financing activities
Proceeds from issuance of debt, net of issue costs	—	743
Repayments of debt	(139)	(909)
Other, net	(10)	(9)
Net cash used in financing activities	(149)	(175)

Net decrease in unrestricted and restricted cash and cash equivalents	(106)	(335)
Unrestricted and restricted cash and cash equivalents, beginning of period	1,560	2,349
Unrestricted and restricted cash and cash equivalents, end of period	$1,454	$2,014

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of March 31, 2021, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, including 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of March 31, 2021, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, included in our annual report on Form 10-K filed on March 1, 2021.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our income taxes, property and equipment, equity investments, contingencies, allowance for excess materials and supplies, assets held for sale, intangibles, allowance for credit losses, leases, share-based compensation and postemployment benefit plans.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 3—Accounting Standards Update

Recently adopted accounting standards

Debt with conversion and other options—Effective January 1, 2021, we early adopted the accounting standards update that simplifies the accounting for convertible instruments, such as our exchangeable debt, by limiting the accounting models that result in separately recognizing embedded conversion features from the host contract.  The accounting standards update also enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance.  Our adoption did not result in any accounting changes for the 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) or the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”).  Under previous accounting guidance, for the 4.00% Senior Guaranteed Exchangeable Bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”), we would have recorded the debt and exchange features separately and, consequently, we would have recognized in current and future periods greater amortization, as a component of interest expense.  See Note 7—Debt.

Note 4—Unconsolidated Affiliates

Equity investments—We hold noncontrolling equity investments in various unconsolidated companies, including (a) our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge, and (b) our interests in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety for drilling and other activities.  In the three months ended March 31, 2020, we made an aggregate cash contribution of $6 million to

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Orion, our most significant equity investment, and in the three months ending June 30, 2021, we expect to make an additional $33 million cash contribution to Orion.  At March 31, 2021 and December 31, 2020, the aggregate carrying amount of our equity investments was $139 million and $138 million, respectively, recorded in other assets, of which the aggregate carrying amount of our equity investment in Orion was $105 million and $104 million, respectively.

Note 5—Revenues

Overview—The duration of our performance obligation varies by contract.  As of March 31, 2021, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  In the three months ended March 31, 2021 and 2020, we recognized pre-operating costs of $14 million and $9 million, respectively, recorded in operating and maintenance costs and expenses.  At March 31, 2021 and December 31, 2020, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $14 million and $20 million, respectively, recorded in other assets.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended March 31, 2021				Three months ended March 31, 2020
	U.S.	Norway	Other	Total	U.S.	Norway	Other	Total
Ultra-deepwater floaters	$266	$—	$170	$436	$287	$—	$241	$528
Harsh environment floaters	4	202	11	217	—	207	13	220
Midwater floaters	—	—	—	—	—	—	11	11
Total contract drilling revenues	$270	$202	$181	$653	$287	$207	$265	$759

Contract liabilities—The contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	December 31,
	2021	2020
Deferred contract revenues, recorded in other current liabilities	$115	$133
Deferred contract revenues, recorded in other long-term liabilities	304	323
Total contract liabilities	$419	$456

Significant changes in contract liabilities were as follows (in millions):

	Three months ended
	March 31,
	2021	2020
Total contract liabilities, beginning of period	$456	$529
Decrease due to recognition of revenues for goods and services	(44)	(41)
Increase due to goods and services transferred over time	7	46
Total contract liabilities, end of period	$419	$534

Note 6—Drilling Fleet

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Three months ended
	March 31,
	2021	2020
Construction work in progress, beginning of period	$828	$753

Capital expenditures
Newbuild construction program	45	50
Other equipment and construction projects	14	57
Total capital expenditures	59	107
Changes in accrued capital additions	(7)	(24)

Property and equipment placed into service	(14)	(62)
Construction work in progress, end of period	$866	$774

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant other observable inputs, representative of Level 2 fair value measurements, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value.

Impairments of assets held for sale—In the three months ended March 31, 2020, we recognized an aggregate loss of $137 million ($136 million, or $0.23 per diluted share), associated with the impairment of the harsh environment floaters Polar Pioneer and Songa Dee and the midwater floaters Sedco 711 and Sedco 714, along with related assets, which we determined were impaired at the time we classified the assets as held for sale.  We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related assets to be sold for scrap value or other purposes.

Dispositions—During the three months ended March 31, 2021, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the harsh environment floater Leiv Eiriksson and related assets.  In the three months ended March 31, 2021, we received aggregate net cash proceeds of $4 million and recognized an aggregate net loss of $60 million ($0.10 per diluted share), which had no tax effect, associated with the disposal of these assets.

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
6.375% Senior Notes due December 2021	$38	$38	$38	$38
5.52% Senior Secured Notes due May 2022	89	111	88	111
3.80% Senior Notes due October 2022	27	27	27	27
0.50% Exchangeable Senior Bonds due January 2023	140	463	139	462
5.375% Senior Secured Notes due May 2023	362	364	359	360
5.875% Senior Secured Notes due January 2024	544	585	536	577
7.75% Senior Secured Notes due October 2024	360	360	354	354
6.25% Senior Secured Notes due December 2024	375	375	370	369
6.125% Senior Secured Notes due August 2025	435	468	428	461
7.25% Senior Notes due November 2025	411	411	406	405
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	294	—	260	—
7.50% Senior Notes due January 2026	569	569	565	565
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	238	238	274	277
11.50% Senior Guaranteed Notes due January 2027	687	687	1,113	1,139
6.875% Senior Secured Notes due February 2027	550	550	543	542
8.00% Senior Notes due February 2027	612	612	607	606
7.45% Notes due April 2027	52	52	51	51
8.00% Debentures due April 2027	22	22	22	22
7.00% Notes due June 2028	261	261	265	266
7.50% Notes due April 2031	396	396	394	394
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	7,249	7,376	7,620	7,807

Less debt due within one year
6.375% Senior Notes due December 2021	38	38	38	38
5.52% Senior Secured Notes due May 2022	71	93	70	92
5.375% Senior Secured Notes due May 2023	47	47	46	46
5.875% Senior Secured Notes due January 2024	83	83	80	80
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	60	60
6.125% Senior Secured Notes due August 2025	66	66	64	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	6	6
11.50% Senior Guaranteed Notes due January 2027	—	—	70	61
6.875% Senior Secured Notes due February 2027	34	—	32	—
Total debt due within one year	461	449	524	505
Total long-term debt	$6,788	$6,927	$7,096	$7,302

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At March 31, 2021, the principal installments and other installments, representing contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending March 31,
2022	$461	$76	$537
2023	588	76	664
2024	895	77	972
2025	516	77	593
2026	1,527	78	1,605
Thereafter	3,262	78	3,340
Total installments of debt	$7,249	$462	7,711
Total debt-related balances, net			(91)
Total carrying amount of debt			$7,620

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  As of March 31, 2021, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Secured Credit Facility—As of March 31, 2021, we have a $1.3 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At March 31, 2021, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.375 percent and the facility fee was 0.875 percent.  At March 31, 2021, we had no borrowings outstanding, $25 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.  See Note 10—Contingencies.

Exchangeable bonds

Exchange terms—At March 31, 2021, the current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, and the implied exchange prices per Transocean Ltd. share for our exchangeable bonds were as follows:

		Implied
	Exchange	exchange
	rate	price
0.50% Exchangeable Senior Bonds due January 2023	97.29756	$10.28
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.47620	5.25
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	162.16260	6.17

The exchange rates of our exchangeable bonds, identified above, are subject to adjustment upon the occurrence of certain events.  The 0.50% Exchangeable Senior Bonds may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the business day immediately preceding the maturity date.  The 2.50% Senior Guaranteed Exchangeable Bonds may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date.  The 4.00% Senior Guaranteed Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Effective interest rates and fair values—At March 31, 2021, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions):

	Effective	Fair
	interest rate	value
0.50% Exchangeable Senior Bonds due January 2023	0.5%	$104
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	280
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	0.0%	195

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Related balances—At March 31, 2021 and December 31, 2020, the premium associated with the original issuance of the 0.50% Exchangeable Senior Bonds had a carrying amount of $172 million, recorded in equity as a component of additional paid-in capital.

Debt issuances

Senior guaranteed exchangeable bonds—On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in private exchanges (the “2021 Private Exchanges”) for $323 million aggregate principal amount of outstanding 0.50% Exchangeable Senior Bonds.  In the three months ended March 31, 2021, as a result of the 2021 Private Exchanges, we recognized a gain of $51 million ($0.08 per diluted share), with no tax effect, associated with the retirement of debt (see “—Debt retirements”).  The 4.00% Senior Guaranteed Exchangeable Bonds are guaranteed by Transocean Ltd. and the same subsidiaries of Transocean Inc. that guarantee the 2.50% Senior Guaranteed Exchangeable Bonds and 11.50% senior guaranteed notes due January 2027.  The initial carrying amount of the 4.00% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $260 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.

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

Debt retirements

During the three months ended March 31, 2021 and 2020, we retired certain notes as a result of redemption, private exchanges and open market repurchases.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Exchanged	Repurchased	Total	Redeemed	Repurchased	Total
6.50% Senior Notes due November 2020	$—	$—	$—	$—	$8	$8
6.375% Senior Notes due December 2021	—	—	—	—	38	38
3.80% Senior Notes due October 2022	—	—	—	—	3	3
0.50% Exchangeable Senior Bonds due January 2023	323	—	323	—	—	—
5.375% Senior Secured Notes due May 2023	—	1	1	—	6	6
9.00% Senior Notes due July 2023	—	—	—	714	—	714
Aggregate principal amount retired	$323	$1	$324	$714	$55	$769

Aggregate cash payment	$11	$1	$12	$767	$46	$813
Aggregate principal amount of debt issued in exchanges	$294	$—	$294	$—	$—	$—
Aggregate net gain (loss)	$51	$—	$51	$(65)	$8	$(57)

Note 8—Income Taxes

Tax provision and rate—In the three months ended March 31, 2021 and 2020, our effective tax rate was 17.8 percent and 1.1 percent, respectively, based on loss before income tax benefit.  In the three months ended March 31, 2021 and 2020, the effect of various discrete period tax items was a net tax benefit of $27 million and $20 million, respectively.  In the three months ended March 31, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt, expiration of various uncertain tax positions and changes in valuation allowances.  In the three months ended March 31, 2020, such discrete items included the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, as well as settlements and expirations of various uncertain tax positions and changes in valuation allowances.  In the three months ended March 31, 2021 and 2020, our effective tax rate, excluding discrete items, was (5.7) percent and (9.5) percent, respectively, based on loss before income tax expense.

Tax returns—Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously, although we can provide no assurance as to the outcome.  We do not expect the ultimate liability to have a material adverse effect on our condensed consolidated statement of financial position or results of operations, although it could have a material adverse effect on our condensed consolidated statement of cash flows.

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are currently engaged in the appeals process.  During the years ended December 31, 2018 and 2019, a portion of the two cases was favorably closed.  As of March 31, 2021, the remaining

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 641 million, equivalent to approximately $114 million, and indirect tax of BRL 96 million, equivalent to $17 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 9—Loss Per Share

The computation of basic and diluted loss per share were as follows (in millions, except per share data):

	Three months ended
	March 31,
	2021	2020
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(99)	$(392)

Denominator for loss per share, basic and diluted
Weighted-average shares outstanding	616	613
Effect of share-based awards	1	1
Weighted-average shares for per share calculation	617	614

Loss per share, basic and diluted	$(0.16)	$(0.64)

In the three months ended March 31, 2021 and 2020, we excluded from the calculation 13.8 million and 11.1 million shares issuable, respectively, pursuant to share-based awards since the effect would have been antidilutive.  In the three months ended March 31, 2021 and 2020, we excluded from the calculation 92.9 million and 84.0 million shares issuable, respectively, upon exchange of the 0.50% Exchangeable Senior Bonds, the 2.50% Senior Guaranteed Exchangeable Bonds and the 4.00% Senior Guaranteed Exchangeable Bonds since the effect would have been antidilutive.

Note 10—Contingencies

Legal proceedings

Debt exchange litigation and purported notice of default—Prior to the consummation of the exchange transactions that we completed in August and September 2020, we completed certain internal reorganization transactions (the “Internal Reorganization”).  In September 2020, funds managed by, or affiliated with, Whitebox Advisors LLC (“Whitebox”) as holders of certain series of our notes subject to the exchange offer transactions completed in September 2020 (the “Exchange Offers”), filed a claim (the “Claim”) in the U.S. District Court for the Southern District of New York (the “Court”) related to such certain internal reorganization transactions and the Exchange Offers.  Additionally, in September and October 2020, Whitebox and funds managed by, or affiliated with, Pacific Investment Management Company LLC, as debtholders, together with certain other advisors and debtholders, provided purported notices of alleged default with respect to the indentures governing, respectively, the 8.00% Senior Notes and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”).

On September 23, 2020, we filed an answer to the Claim with the Court and asserted counterclaims seeking a declaratory judgment that, among other matters, the Internal Reorganization did not cause a default under the indenture governing the 8.00% Senior Notes.  Concurrently, with our answer and counterclaims, we also submitted a motion for summary judgment seeking an expedited judgment on our request for declaratory judgment.  Whitebox subsequently submitted a cross motion for summary judgment seeking dismissal of our counterclaims.  On November 30, 2020, while awaiting the Court’s ruling on our motion for summary judgment, we amended certain of our financing documents and implemented certain internal reorganization transactions, which resolved the allegations contained in the purported notices of default.  On December 17, 2020, the Court issued its ruling granting our motion for summary judgment and denying the plaintiff’s cross motion for summary judgment, holding, among other matters, that the allegations contained in the purported notice of default did not constitute a default under the indenture governing the 8.00% Senior Notes.  Whitebox has appealed the Court’s ruling.

The facts alleged in the purported notice of default under the 8.00% Senior Notes were the same as the facts underlying the Claim and the purported notice of default under the 7.25% Senior Notes.  Accordingly, following the amendment and internal reorganization transactions on November 30, 2020, and the subsequent ruling from the Court granting our motion for summary judgment, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos-containing products or used asbestos-containing drilling mud additives in connection with land-based drilling operations.  As of March 31, 2021, nine plaintiffs have claims pending in Louisiana and 14 plaintiffs have claims pending in Illinois and Missouri, in which we have or may have an interest. We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2021, the subsidiary was a defendant in approximately 256 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provided the subsidiary with cash and an annuity.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

One of our subsidiaries was named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs agreed, under a participation agreement with the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Justice, to settle our potential liabilities by remediating the site.  The remedial action for the site was completed in 2006.  Our share of the ongoing operating and maintenance costs has been insignificant, and we do not expect any additional potential liabilities to be material.  Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  Nevertheless, based on available information, we do not expect the ultimate liability, if any, resulting from all environmental matters and known potential legal claims that are likely to be asserted, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$1,066	$1,066	$1,154	$1,154
Restricted cash and cash equivalents	388	388	406	406
Long-term debt, including current maturities	7,620	5,503	7,807	4,820

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

Long-term debt, including current maturities—The carrying amount of our debt represents the principal amount, net of unamortized discounts, premiums, debt issue costs and fair value adjustments.  The carrying amount and fair value of our long-term debt includes certain exchangeable debt instruments (see Note 7—Debt).  We measured the estimated fair value of our debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2020;
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
◾our inability to renew drilling contracts at comparable, or improved, dayrates and to obtain drilling contracts for our rigs that do not have contracts;
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 28, 2021, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, including 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of April 28, 2021, we were constructing two ultra-deepwater drillships.

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

Significant Events

Debt exchanges—On February 26, 2021, we completed privately negotiated transactions to exchange $323 million aggregate principal amount of outstanding 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) for $294 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”), together with an aggregate cash payment of $11 million.  In the three months ended March 31, 2021, we recognized a gain of $51 million associated with the retirement of exchanged debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Dispositions—During the three months ended March 31, 2021, we completed the sale of one harsh environment floater, along with related assets, for which we received $4 million aggregate net cash proceeds and recognized an aggregate net loss of $60 million associated with the disposal of these assets.  See “—Operating Results.”

Outlook

Drilling market—Over the last several months we have observed a steady recovery in economic and commodity outlooks supported by the delivery of effective vaccines, the deployment of economic stimulus packages and the improved economic activities associated with a more confident stance on defeating the pandemic.  While remaining cautious in our optimism for the recovery of the global economy, we can see the path to pre-pandemic levels of activity.  We also expect that demand for hydrocarbons may return to pre-pandemic levels within the next year or two.  As a result, many of our customers are now shifting their focus to boosting exploration and production activities, and we are seeing many of those previously delayed projects now coming back to the table.  With offshore activity increasing in almost every market, we are beginning to see positive trends similar to what was experienced in 2019.  The key difference between 2019 and today is the significantly lower number of available drilling units and an increasing scarcity of the highest specification drilling units as customers look to secure the best equipment for their projects.

Considerable uncertainty remains about the speed of the global economic recovery and the associated demand for and supply of hydrocarbons, particularly with respect to prospective actions of the Organization of the Petroleum Exporting Countries.  We believe that the rapid decline in production activities due to the pandemic, combined with the lack of investment in exploration and production activities over the past several years will precipitate substantial supply constraints that are not easily reversed without significant new investment in drilling.

With deepwater and harsh environment fields offering increasingly competitive returns, we expect a significant portion of required spending in fossil fuel development will be for deepwater and harsh environment projects.  The restructuring and subsequent consolidation of many of our competitors plus the accelerated retirement of units seen over the past several months and projected through the remainder of this year, should facilitate higher utilization of active assets and more efficient allocation of capital amongst restructured drilling contractors.  In summary, our improving market dynamics combined with increasing demand for deepwater and harsh environment drilling have the potential to provide a materially better business environment for offshore drillers that weathered the effects of the pandemic and now move towards a more favorable outlook for 2022 and beyond.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of April 28, 2021, the uncommitted fleet rates for the remainder of 2021 and each of the four years in the period ending December 31, 2025 were as follows:

	2021	2022	2023	2024	2025
Uncommitted fleet rate
Ultra-deepwater floaters	57%	75%	79%	83%	83%
Harsh environment floaters	32%	55%	76%	97%	100%

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

	April 28,	February 12,	April 16,
	2021	2021	2020

Contract backlog	(In millions)
Ultra-deepwater floaters	$5,638	$5,911	$6,936
Harsh environment floaters	1,765	1,931	2,662
Total contract backlog	$7,403	$7,842	$9,598

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

The COVID-19 pandemic and volatility in oil prices in the year ended December 31, 2020, which included precipitous drops in oil prices could have significant adverse consequences for the financial condition of our customers.  This could result in contract cancellations, early terminations, customers seeking price reductions or more favorable economic terms, a reduced ability to ultimately collect receivables, or entry into lower dayrate contracts or having to idle, stack or retire more of our rigs.

Our contract backlog includes amounts associated with Deepwater Titan, our contracted newbuild unit that is currently under construction.  Delayed delivery of this newbuild could impact contract commencement and provide our customer with the right to terminate the drilling contract for the rig pursuant to applicable late delivery clauses.  Accordingly, we are in discussions with our customer.  See “—Liquidity and Capital Resources—Sources and uses of liquidity—Drilling fleet.”

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

	Three months ended
	March 31,	December 31	March 31,
	2021	2020	2020
Average daily revenue
Ultra-deepwater floaters	$371,600	$342,100	$332,600
Harsh environment floaters	$377,800	$357,500	$303,100
Midwater floaters	$—	$—	$112,600
Total fleet average daily revenue	$373,700	$347,500	$314,900

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

	Three months ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Revenue efficiency
Ultra-deepwater floaters	97%	97%	97%
Harsh environment floaters	98%	98%	89%
Midwater floaters	—%	—%	87%
Total fleet average revenue efficiency	97%	97%	94%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Rig utilization
Ultra-deepwater floaters	48%	52%	61%
Harsh environment floaters	65%	74%	63%
Midwater floaters	—%	—%	39%
Total fleet average rig utilization	53%	58%	60%

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

Operating Results

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended March 31,
	2021	2020	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	1,773	2,419	(646)	(27)%
Average daily revenue	$373,700	$314,900	$58,800	19%
Revenue efficiency	97%	94%
Rig utilization	53%	60%

Contract drilling revenues	$653	$759	$(106)	(14)%

Operating and maintenance expense	(435)	(540)	105	19%
Depreciation and amortization expense	(187)	(206)	19	9%
General and administrative expense	(39)	(43)	4	9%
Loss on impairment	—	(168)	168	nm
Loss on disposal of assets, net	(59)	(1)	(58)	nm
Operating loss	(67)	(199)	132	66%

Other income (expense), net
Interest income	3	9	(6)	(67)%
Interest expense, net of amounts capitalized	(115)	(160)	45	28%
Gain (loss) on retirement of debt	51	(57)	108	nm
Other, net	9	12	(3)	(25)%
Loss before income tax expense	(119)	(395)	276	70%
Income tax benefit	21	4	17	nm
Net loss	$(98)	$(391)	$293	75%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following: (a) approximately $85 million resulting from lower activity, (b) approximately $40 million resulting from rigs that were cold stacked, (c) approximately $35 million resulting from rigs sold or classified as held for sale and (d) approximately $10 million resulting from lower reimbursement revenues unrelated to COVID-19.  These decreases were partially offset by the following increases: (a) approximately $30 million resulting from an increased average dayrate, (b) approximately $20 million resulting from higher revenue efficiency, (c) approximately $13 million resulting from higher reimbursement revenues related to COVID-19 and (d) approximately $5 million in early termination revenues.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following: (a) approximately $60 million resulting from rigs that were cold stacked, (b) approximately $25 million resulting from rigs sold or classified as held for sale,  (c) approximately $25 million resulting from rigs that were idle and (d) approximately $10 million resulting from lower customer reimbursable costs unrelated to COVID-19.  These decreases were partially offset by approximately $15 million of increased personnel and related costs associated with our mitigation efforts of the COVID-19 pandemic.

Depreciation and amortization expense decreased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to $14 million resulting from rigs sold or classified as held for sale and $4 million resulting from assets that had reached the end of their useful lives or had been retired.

General and administrative costs and expenses decreased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to $3 million of reduced personnel costs.

Loss on impairment and disposal of assets—In the three months ended March 31, 2020, we recognized a loss on impairment related to the following: (a) an aggregate net loss of $137 million associated with certain assets that we determined were impaired at the time we classified them as held for sale and (b) a loss of $31 million associated with the impairment of our midwater floater asset group.

In the three months ended March 31, 2021, we recognized a loss of $60 million associated with the sale of a harsh environment floater and related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following: (a) approximately $25 million resulting from our debt restructuring in August and September 2020 and (b) approximately $20 million resulting from debt retired early in our open market repurchases, redemption and cash tender offers subsequent to January 1, 2020.

In the three months ended March 31, 2021, we recognized a gain of $51 million associated with the retirement of $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  In the three months ended March 31, 2020, we recognized a loss of $65 million associated with the redemption of the 9.00% senior notes due July 2023 (the “9.00% Senior Notes”), partially offset by an aggregate net gain of $8 million associated with the retirement of $55 million aggregate principal amount of our debt securities repurchased in the open market.

Other income, net, decreased in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to (a) decreased income of $9 million related to our investment in Orion Holdings (Cayman) Ltd. (“Orion”), partially offset by (b) increased income of $5 million related to the non-service components of net periodic benefit income.

Income tax expense—In the three months ended March 31, 2021 and 2020, our effective tax rate was 17.8 percent and 1.1 percent, respectively, based on loss before income tax benefit.  In the three months ended March 31, 2021 and 2020, the effect of various discrete period tax items was a net tax benefit of $27 million and $20 million, respectively.  In the three months ended March 31, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt, expiration of various uncertain tax positions and changes in valuation allowances.  In the three months ended March 31, 2020, such discrete items included the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, as well as settlements and expirations of various uncertain tax positions and changes in valuation allowances.  In the three months ended March 31, 2021 and 2020, our effective tax rate, excluding discrete items, was (5.7) percent and (9.5) percent, respectively, based on loss before income tax expense.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended March 31, 2021, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Switzerland, Norway and Brazil.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2021, we had $1.1 billion in unrestricted cash and cash equivalents and $388 million in restricted cash and cash equivalents.  In the three months ended March 31, 2021, our primary sources of cash were net cash provided by our operating activities, and our primary uses of cash were repayments of debt and capital expenditures.

	Three months ended
	March 31,
	2021	2020	Change

	(In millions)
Cash flows from operating activities
Net loss	$(98)	$(391)	$293
Non-cash items, net	267	516	(249)
Changes in operating assets and liabilities, net	(73)	(173)	100
	$96	$(48)	$144

Net cash provided by operating activities increased primarily due to reduced cash paid to suppliers and cash paid for interest and income taxes, partially offset by reduced cash received from our customers in line with reduced activity.

	Three months ended
	March 31,
	2021	2020	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(59)	$(107)	$48
Proceeds from disposal of assets, net	6	1	5
Investments in unconsolidated affiliates	—	(6)	6
	$(53)	$(112)	$59

Net cash used in investing activities decreased primarily due to reduced capital expenditures.

	Three months ended
	March 31,
	2021	2020	Change

	(In millions)
Cash flows from financing activities
Proceeds from issuance of debt, net of issue costs	$—	$743	$(743)
Repayments of debt	(139)	(909)	770
Other, net	(10)	(9)	(1)
	$(149)	$(175)	$26

Net cash used in financing activities decreased primarily due to (a) reduced cash used to repay debt and (b) net cash proceeds from the issuance of the 8.00% senior unsecured notes due February 2027 (“8.00% Senior Notes”) in the three months ended March 31, 2020 with no comparable activity in the current-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of additional debt or equity to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may consider establishing additional financing arrangements with banks or other capital providers or issuing shares from our authorized share capital.  Subject to market conditions and other factors, we may be required to provide collateral for any future financing arrangements.  We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including the exchange transactions completed in the year ended December 31, 2020 and in February 2021.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

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

Our ability and willingness to access the debt and equity markets is a function of a variety of factors, including, among others, general economic conditions, industry conditions, market conditions and market perceptions of us and our industry and credit rating agencies’ views of our debt.  The rating of the majority of our long-term debt (“Debt Rating”) is below investment grade.  The Debt Rating is causing us to experience increased fees and interest rates under our Secured Credit Facility and agreements governing certain of our senior notes.  Future downgrades may further restrict our ability to access the debt market for sources of capital and may negatively impact the cost of such capital at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn like the one we are currently experiencing could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

Secured Credit Facility—We have a $1.3 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros, Development Driller III, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The maximum borrowing capacity will be reduced to $1.0 billion if, and so long as, our leverage ratio, measured as the aggregate principal amount of debt outstanding to earnings before interest, taxes, depreciation and amortization, exceeds 10.00 to 1.00.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At April 27, 2021, we had no borrowings outstanding, $21 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Debt exchanges—On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in privately negotiated exchange transactions for $323 million aggregate principal amount of outstanding 0.50% Exchangeable Senior Bonds.  The 4.00% Senior Guaranteed Exchangeable Bonds are guaranteed by Transocean Ltd. and the same subsidiaries of Transocean Inc. that guarantee the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) and the 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”).  The indenture that governs the 4.00% Senior Guaranteed Exchangeable Bonds also requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  The 4.00% Senior Guaranteed Exchangeable Bonds may be exchanged at any time prior to the close of business on the second business day immediately preceding the maturity date at a current exchange rate of 190.4762 Transocean Ltd. shares per $1,000 note, which implies an exchange price of $5.25 per share, subject to adjustment upon the occurrence of certain events, and any such exchange may be settled in cash, Transocean Ltd. shares or a combination of cash and Transocean Ltd. shares, at our election.

On August 14, 2020, we issued $238 million aggregate principal amount of 2.50% Senior Guaranteed Exchangeable Bonds in privately negotiated exchange transactions for $397 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  The 2.50% Senior Guaranteed Exchangeable Bonds are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  We may redeem all or a portion of the 2.50% Senior Guaranteed Exchangeable Bonds (i) on or after August 14, 2022, if certain conditions related to the price of our shares have been satisfied, at a price equal to 100 percent of the aggregate principal amount and (ii) on or after August 14, 2023, at specified redemption prices.  The indenture that governs the 2.50% Senior Guaranteed Exchangeable Bonds contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  The indenture that governs the 2.50% Senior Guaranteed Exchangeable Bonds also requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  The 2.50% Senior Guaranteed Exchangeable Bonds may be exchanged at any time prior to the close of business on the second business day immediately preceding the maturity date or the redemption date at a current exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note, which implies an exchange price of $6.17 per share, subject to adjustment upon the occurrence of certain events.

On September 11, 2020, we issued $687 million aggregate principal amount of the 11.50% Senior Guaranteed Notes in exchange offer transactions, pursuant to an exchange offer memorandum, dated August 10, 2020, as supplemented, for an aggregate principal amount of $1.5 billion of several series of our existing debt securities that were validly tendered and accepted for purchase.  The 11.50% Senior Guaranteed Notes are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  We may redeem all or a portion of the 11.50% Senior Guaranteed Notes prior to July 30, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.  We may also use the net cash proceeds of certain equity offerings by Transocean Ltd. to redeem, on one or more occasions prior to July 30, 2023, up to a maximum of 40 percent of the original aggregate principal amount of the 11.50% Senior Guaranteed Notes, subject to certain adjustments, at a redemption price equal to 111.50 percent of the aggregate principal amount.  The indenture that governs the 11.50% Senior Guaranteed Notes contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, make certain internal transfers of our drilling units and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.

Early debt retirement—On February 18, 2020, we made an aggregate cash payment of $767 million, including the make-whole premium, to redeem in full our outstanding 9.00% Senior Notes.  On November 9, 2020, we completed the 2020 Tender Offers, and as a result, we made an aggregate cash payment of $222 million to settle the validly tendered notes.  In the year ended December 31, 2020, we also made an aggregate cash payment of $110 million to repurchase in the open market $147 million aggregate principal amount of our debt securities.

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

Litigation settlements—On May 29, 2015, together with the Plaintiff Steering Committee, we filed a settlement agreement in which we agreed to deposit $212 million into an escrow account established to be allocated to two classes of plaintiffs in exchange for a release from all claims against us for damages related to the Macondo well incident.  On February 15, 2017, the U.S. District Court for the Eastern District of Louisiana (the “MDL Court”) entered a final order and judgment approving our settlement agreement, pursuant to which we made the required cash deposits into escrow accounts established for settlement.  In the year ended December 31, 2020, the MDL Court released $125 million from the escrow account to satisfy our remaining obligations under the settlement agreement.

Equity investments—In the year ended December 31, 2020, we made an aggregate cash investment of $19 million in noncontrolling ownership interests in certain unconsolidated affiliates.  Our most significant equity investment is a 33.0 percent ownership interest in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  We also hold equity investments in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.  We expect to make an additional $33 million cash contribution to Orion in the first half of 2021.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At March 31, 2021, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.4 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of March 31, 2021, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020:

		Twelve months ending March 31,
	Total	2022	2023 - 2024	2025 - 2026	Thereafter

	(in millions)
Debt	$7,711	$537	$1,636	$2,198	$3,340
Interest on debt	2,708	417	732	550	1,009
Total	$10,419	$954	$2,368	$2,748	$4,349

Other commercial commitments—As of March 31, 2021, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020.

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

The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	three months	nine months			Total
	through	ended	ending			estimated
	December 31,	March 31,	December 31,	For the years ending December 31,		costs at
	2020	2021	2021	2022	2023	completion

	(In millions)
Deepwater Atlas (a)	$369	$12	$522	$147	$45	$1,095
Deepwater Titan (b)	412	33	104	614	22	1,185
Total	$781	$45	$626	$761	$67	$2,280
(a)	Deepwater Atlas is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Atlas in the fourth quarter of 2021, which is outside of the contractual delivery window for the rig. Accordingly, we are in discussions with the shipyard.

The rig has received an agreement for drilling services, subject to a final investment decision by the customer and its partners.  If the conditions are satisfied and if we take delivery of the rig, the newbuild unit could be expected to commence operations under the drilling contract in the second half of 2022.  The projected capital additions include estimates for one 20,000 pounds per square inch blowout preventer and other equipment required by the customer, some of which will be delivered and commissioned in the year ending December 31, 2023, subsequent to placing the rig in service.  We will only commit to these incremental capital expenditures with the backing of a firm commitment by the customer.

(b)	Deepwater Titan is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Titan in the second quarter of 2022, which is outside of the contractual delivery window for the rig. Accordingly, we are in discussions with the shipyard. If we take delivery of the rig, it is expected to commence operations under its drilling contract in the second half of 2022. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of non-strategic drilling assets.  Considering market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the three months ended March 31, 2021, we completed the sale of one harsh environment floater and related assets, and we received net cash proceeds of $4 million.  During the year ended December 31, 2020, we completed the sale of one ultra-deepwater floater, three harsh environment floaters and three midwater floaters, along with related assets, and we received aggregate net cash proceeds of $20 million.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  We disclose our significant accounting policies in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020.  For a discussion of the new accounting standards updates that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—Accounting Standards Update in this quarterly report on Form 10-Q.  For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2020.  As of March 31, 2021, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes.  From time to time, we may identify changes to previously evaluated tax positions that could result in adjustments to our recorded assets and liabilities.  Although we are unable to predict the outcome of these changes, we do not expect the effect, if any, resulting from these adjustments to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We file federal and local tax returns in several jurisdictions throughout the world.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously, although we can provide no assurance as to the outcome.  We do not expect the ultimate liability to have a material adverse effect on our condensed consolidated financial position or results of operations, although it could have a material adverse effect on our condensed consolidated cash flows.  See Notes to Condensed Consolidated Financial Statements—Note 8—Income Taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to currency exchange rate risk related to our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2020.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The expected maturity amounts, presented below, include both principal and other installments, representing the undiscounted projected interest payments resulting from previously restructured debt.  The following table presents information as of March 31, 2021 for the 12-month periods ending March 31 (in millions, except interest rate percentages):

	Scheduled Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$537	$664	$972	$593	$1,605	$3,340	$7,711	$5,503
Average interest rate	5.60%	4.44%	5.58%	6.07%	6.29%	5.43%

At March 31, 2021 and December 31, 2020, the fair value of our outstanding debt was $5.5 billion and $4.8 billion, respectively. During the three months ended March 31, 2021, the fair value of our debt increased by $683 million due to the following: (a) an increase of $667 million due to changes in the market prices for our outstanding debt, (b) a net increase of $119 million due to the issuance of the 4.00% senior guaranteed exchangeable bonds due December 2025 in private exchanges for the 0.50% exchangeable senior bonds due January 2023, partially offset by (c) a decrease of $102 million due to repayments of debt at scheduled maturities.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters” in our annual report on Form 10-K for the year ended December 31, 2020.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2020.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2021, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program or in response to events arising generally within our industry and in the markets where we do business.  We evaluate matters on a case by case basis, investigate allegations in accordance with our policies and cooperate with applicable governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has, or will, occur; however, we can provide no assurance as to the outcome of these matters.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
January 2021	—	$—	—	$3,437
February 2021	—	—	—	3,437
March 2021	—	—	—	3,437
Total	—	$—	—	$3,437
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion. At March 31, 2021, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.4 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.2 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
3.2	Organizational Regulations of Transocean Ltd., adopted April 7, 2021	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
4.1	Indenture, dated as of February 26, 2021, by and among Transocean Inc., the guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 26, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020; (ii) our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020; (iii) our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020; (iv) our condensed consolidated statements of equity for the three months ended March 31, 2021 and 2020; (v) our condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 4, 2021.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)