Form 10-Q
period 2021-06-30
Transocean Ltd.
filed 2021-08-03
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, 651,139,945 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2021

PART I.  FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Contract drilling revenues	$656	$930	$1,309	$1,689

Costs and expenses
Operating and maintenance	434	525	869	1,065
Depreciation and amortization	186	196	373	402
General and administrative	39	45	78	88
	659	766	1,320	1,555
Loss on impairment	—	(429)	—	(597)
Gain (loss) on disposal of assets, net	1	1	(58)	—
Operating loss	(2)	(264)	(69)	(463)

Other income (expense), net
Interest income	4	4	7	13
Interest expense, net of amounts capitalized	(115)	(153)	(230)	(313)
Gain (loss) on retirement of debt	—	4	51	(53)
Other, net	14	(56)	23	(44)
	(97)	(201)	(149)	(397)
Loss before income tax expense	(99)	(465)	(218)	(860)
Income tax expense (benefit)	4	32	(17)	28

Net loss	(103)	(497)	(201)	(888)
Net income attributable to noncontrolling interest	—	—	1	1
Net loss attributable to controlling interest	$(103)	$(497)	$(202)	$(889)

Loss per share, basic and diluted	$(0.17)	$(0.81)	$(0.33)	$(1.45)
Weighted average shares, basic and diluted	621	615	619	615

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net loss	$(103)	$(497)	$(201)	$(888)
Net income attributable to noncontrolling interest	—	—	1	1
Net loss attributable to controlling interest	(103)	(497)	(202)	(889)

Components of net periodic benefit costs before reclassifications	—	—	(5)	(9)
Components of net periodic benefit costs reclassified to net loss	3	2	4	4

Other comprehensive income (loss) before income taxes	3	2	(1)	(5)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	3	2	(1)	(5)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	3	2	(1)	(5)

Total comprehensive loss	(100)	(495)	(202)	(893)
Total comprehensive income attributable to noncontrolling interest	—	—	1	1
Total comprehensive loss attributable to controlling interest	$(100)	$(495)	$(203)	$(894)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$988	$1,154
Accounts receivable, net of allowance of $2 at June 30, 2021 and December 31, 2020	539	583
Materials and supplies, net of allowance of $145 and $143 at June 30, 2021 and December 31, 2020, respectively	433	434
Restricted cash and cash equivalents	502	406
Other current assets	156	163
Total current assets	2,618	2,740

Property and equipment	23,054	23,040
Less accumulated depreciation	(5,718)	(5,373)
Property and equipment, net	17,336	17,667
Contract intangible assets	280	393
Deferred income taxes, net	8	9
Other assets	956	995
Total assets	$21,198	$21,804

Liabilities and equity
Accounts payable	$198	$194
Accrued income taxes	8	28
Debt due within one year	536	505
Other current liabilities	577	659
Total current liabilities	1,319	1,386

Long-term debt	6,991	7,302
Deferred income taxes, net	325	315
Other long-term liabilities	1,251	1,366
Total long-term liabilities	8,567	8,983

Commitments and contingencies

Shares, CHF 0.10 par value, 891,379,015 authorized, 142,363,647 conditionally authorized, 685,676,165 issued and 634,629,502 outstanding at June 30, 2021, and 824,650,660 authorized, 142,363,647 conditionally
authorized, 639,676,165 issued and 615,140,276 outstanding at December 31, 2020	62	60
Additional paid-in capital	13,578	13,501
Accumulated deficit	(2,068)	(1,866)
Accumulated other comprehensive loss	(264)	(263)
Total controlling interest shareholders’ equity	11,308	11,432
Noncontrolling interest	4	3
Total equity	11,312	11,435
Total liabilities and equity	$21,198	$21,804

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	Quantity		Amount
Shares
Balance, beginning of period	$60	$60	$60	$59
Issuance of shares	2	—	2	1
Balance, end of period	62	$60	$62	$60

Additional paid-in capital
Balance, beginning of period	$13,508	$13,431	$13,501	$13,424
Share-based compensation	7	7	14	15
Issuance of shares	64	—	64	(1)
Other, net	(1)	—	(1)	—
Balance, end of period	$13,578	$13,438	$13,578	$13,438

Accumulated deficit
Balance, beginning of period	$(1,965)	$(1,691)	$(1,866)	$(1,297)
Net loss attributable to controlling interest	(103)	(497)	(202)	(889)
Effect of adopting accounting standards update	—	—	—	(2)
Balance, end of period	$(2,068)	$(2,188)	$(2,068)	$(2,188)

Accumulated other comprehensive loss
Balance, beginning of period	$(267)	$(331)	$(263)	$(324)
Other comprehensive income (loss) attributable to controlling interest	3	2	(1)	(5)
Balance, end of period	$(264)	$(329)	$(264)	$(329)

Total controlling interest shareholders’ equity
Balance, beginning of period	$11,336	$11,469	$11,432	$11,862
Total comprehensive loss attributable to controlling interest	(100)	(495)	(203)	(894)
Share-based compensation	7	7	14	15
Issuance of shares	66	—	66	—
Other, net	(1)	—	(1)	(2)
Balance, end of period	$11,308	$10,981	$11,308	$10,981

Noncontrolling interest
Balance, beginning of period	$4	$6	$3	$5
Total comprehensive income attributable to noncontrolling interest	—	—	1	1
Balance, end of period	$4	$6	$4	$6

Total equity
Balance, beginning of period	$11,340	$11,475	$11,435	$11,867
Total comprehensive loss	(100)	(495)	(202)	(893)
Share-based compensation	7	7	14	15
Issuance of shares	66	—	66	—
Other, net	(1)	—	(1)	(2)
Balance, end of period	$11,312	$10,987	$11,312	$10,987

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(201)	$(888)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	113	101
Depreciation and amortization	373	402
Share-based compensation expense	14	15
Loss on impairment	—	597
Loss on impairment of investment in unconsolidated affiliates	—	59
Loss on disposal of assets, net	58	—
(Gain) loss on retirement of debt	(51)	53
Deferred income tax expense	11	30
Other, net	14	32
Changes in deferred revenues, net	(72)	(10)
Changes in deferred costs, net	7	(4)
Changes in other operating assets and liabilities, net	(17)	(348)
Net cash provided by operating activities	249	39

Cash flows from investing activities
Capital expenditures	(100)	(153)
Proceeds from disposal of assets, net	7	3
Investments in loans to unconsolidated affiliates	(33)	—
Investments in unconsolidated affiliates	—	(6)
Net cash used in investing activities	(126)	(156)

Cash flows from financing activities
Repayments of debt	(239)	(1,009)
Proceeds from issuance of shares, net of issue costs	66	—
Proceeds from issuance of debt, net of issue costs	—	743
Other, net	(20)	(18)
Net cash used in financing activities	(193)	(284)

Net decrease in unrestricted and restricted cash and cash equivalents	(70)	(401)
Unrestricted and restricted cash and cash equivalents, beginning of period	1,560	2,349
Unrestricted and restricted cash and cash equivalents, end of period	$1,490	$1,948

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of June 30, 2021, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, including 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of June 30, 2021, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, included in our annual report on Form 10-K filed on March 1, 2021.

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

Note 4—Unconsolidated Affiliates

Equity investments—We hold noncontrolling equity investments in various unconsolidated companies, including (a) our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge, and (b) our interests in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety for drilling and other activities.  In the three months ended June 30, 2020, we recognized a loss of $59 million, which had no tax effect,

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

recorded in other, net, associated with the impairment of our investment in Orion upon determination that the carrying amount of our equity method investment exceeded the estimated fair value and that the impairment was other than temporary.  We estimated the fair value of our investment using the income method, which required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including applying an assumed discount rate of 12 percent and making assumptions about the future performance of the investment, including future demand and supply for harsh environment floaters, rig utilization, revenue efficiency and dayrates.  At June 30, 2021 and December 31, 2020, the aggregate carrying amount of our equity investments was $139 million and $138 million, respectively, recorded in other assets, of which the aggregate carrying amount of our equity investment in Orion was $105 million and $104 million, respectively.

Related party transactions—We engage in certain related party transactions with our unconsolidated affiliates, the most significant of which are under agreements with Orion.  We have a management services agreement for the operation, stacking and maintenance of the harsh environment floater Transocean Norge and a marketing services agreement for the marketing of the rig.  We also leased the rig under a short-term bareboat charter agreement, which expired in June 2021.  Prior to the rig’s placement into service, we engaged in certain related party transactions with Orion under a shipyard care agreement for the construction of the rig and other matters related to its completion and delivery.  In the three and six months ended June 30, 2020, we received an aggregate cash payment of $26 million and $31 million, respectively, primarily related to the shipyard care agreement.

Additionally, in June 2021, Orion refinanced its shipyard loans under a financing arrangement for $100 million, in which we participated at a rate equivalent to our ownership interest in Orion.  Borrowings under the financing arrangement are secured by Transocean Norge.  The financing arrangement, which expires in June 2024, requires interest to be paid on outstanding borrowings at the London Interbank Offered Rate plus a margin of 6.50 percent per annum.  In the three months ended June 30, 2021, we made a cash investment in loans of $33 million, and at June 30, 2021, the outstanding borrowings due to us under the financing arrangement were $33 million, recorded in other assets.

Note 5—Revenues

Overview—The duration of our performance obligation varies by contract.  As of June 30, 2021, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  In the three and six months ended June 30, 2021, we recognized pre-operating costs of $16 million and $30 million, respectively.  In the three and six months ended June 30, 2020, we recognized pre-operating costs of $23 million and $32 million, respectively.  At June 30, 2021 and December 31, 2020, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $10 million and $20 million, respectively, recorded in other assets.

In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes related to performance obligations satisfied in prior periods.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  In the three and six months ended June 30, 2020, we recognized revenues of $177 million, representing the discounted value of the future payments, and recorded corresponding accounts receivable, net of imputed interest.  At June 30, 2021 and December 31, 2020, the aggregate carrying amount of the related receivable was $88 million and $133 million, respectively, net of imputed interest, including $45 million, recorded in accounts receivable, and $43 million and $88 million, respectively, recorded in other assets.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended June 30, 2021				Three months ended June 30, 2020
	U.S.	Norway	Other	Total	U.S.	Norway	Other	Total
Ultra-deepwater floaters	$273	$—	$151	$424	$440	$—	$196	$636
Harsh environment floaters	—	222	10	232	—	207	86	293
Midwater floaters	—	—	—	—	—	—	1	1
Total contract drilling revenues	$273	$222	$161	$656	$440	$207	$283	$930

	Six months ended June 30, 2021				Six months ended June 30, 2020
	U.S.	Norway	Other	Total	U.S.	Norway	Other	Total
Ultra-deepwater floaters	$539	$—	$321	$860	$727	$—	$437	$1,164
Harsh environment floaters	4	424	21	449	—	414	99	513
Midwater floaters	—	—	—	—	—	—	12	12
Total contract drilling revenues	$543	$424	$342	$1,309	$727	$414	$548	$1,689

Contract liabilities—The contract liabilities for our contracts with customers were as follows (in millions):

	June 30,	December 31,
	2021	2020
Deferred contract revenues, recorded in other current liabilities	$102	$133
Deferred contract revenues, recorded in other long-term liabilities	282	323
Total contract liabilities	$384	$456

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

The changes in contract liabilities were as follows (in millions):

	Six months ended
	June 30,
	2021	2020
Total contract liabilities, beginning of period	$456	$529
Decrease due to recognition of revenues for goods and services	(81)	(108)
Increase due to goods and services transferred over time	9	98
Total contract liabilities, end of period	$384	$519

Note 6—Drilling Fleet

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Six months ended
	June 30,
	2021	2020
Construction work in progress, beginning of period	$828	$753

Capital expenditures
Newbuild construction program	77	70
Other equipment and construction projects	23	83
Total capital expenditures	100	153
Changes in accrued capital additions	(9)	(31)

Property and equipment placed into service	(18)	(98)
Construction work in progress, end of period	$901	$777

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

Impairments of assets held for sale—During the six months ended June 30, 2020, we announced our intent to sell or retire, in an environmentally responsible way, the ultra-deepwater floater GSF Development Driller II, the harsh environment floaters Polar Pioneer and Songa Dee and the midwater floaters Sedco 711, Sedco 714 and Transocean 712, along with related assets.  In the three and six months ended June 30, 2020, we recognized an aggregate loss of $419 million ($420 million, or $0.68 per diluted share, net of tax) and $556 million ($0.90 per diluted share), which had no tax effect, respectively, associated with the impairment of these assets, which we determined were impaired at the time we classified the assets as held for sale.  We measured the impairment of the drilling units and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including indicative market values for the drilling units and related assets to be sold for scrap value or other purposes.

Dispositions—During the six months ended June 30, 2021, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the harsh environment floater Leiv Eiriksson and related assets.  In the six months ended June 30, 2021, we received aggregate net cash proceeds of $4 million and recognized an aggregate net loss of $60 million ($0.10 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the six months ended June 30, 2020, we completed the sale of the midwater floater Sedco 714 and related assets, and we received aggregate net cash proceeds of $2 million associated with the disposal of these assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, net of debt-related balances, including unamortized discounts, premiums, issue costs and fair value adjustments of our debt, were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020
6.375% Senior Notes due December 2021	$38	$38	$38	$38
5.52% Senior Secured Notes due May 2022	66	111	66	111
3.80% Senior Notes due October 2022	27	27	27	27
0.50% Exchangeable Senior Bonds due January 2023	140	463	140	462
5.375% Senior Secured Notes due May 2023	347	364	345	360
5.875% Senior Secured Notes due January 2024	544	585	537	577
7.75% Senior Secured Notes due October 2024	330	360	325	354
6.25% Senior Secured Notes due December 2024	344	375	339	369
6.125% Senior Secured Notes due August 2025	435	468	428	461
7.25% Senior Notes due November 2025	411	411	406	405
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	294	—	261	—
7.50% Senior Notes due January 2026	569	569	565	565
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	238	238	274	277
11.50% Senior Guaranteed Notes due January 2027	687	687	1,113	1,139
6.875% Senior Secured Notes due February 2027	550	550	543	542
8.00% Senior Notes due February 2027	612	612	607	606
7.45% Notes due April 2027	52	52	51	51
8.00% Debentures due April 2027	22	22	22	22
7.00% Notes due June 2028	261	261	265	266
7.50% Notes due April 2031	396	396	394	394
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	7,150	7,376	7,527	7,807

Less debt due within one year
6.375% Senior Notes due December 2021	38	38	38	38
5.52% Senior Secured Notes due May 2022	66	93	66	92
5.375% Senior Secured Notes due May 2023	63	47	62	46
5.875% Senior Secured Notes due January 2024	83	83	80	80
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	60	60
6.125% Senior Secured Notes due August 2025	66	66	64	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	6	6
11.50% Senior Guaranteed Notes due January 2027	—	—	70	61
6.875% Senior Secured Notes due February 2027	34	—	32	—
Total debt due within one year	472	449	536	505
Total long-term debt	$6,678	$6,927	$6,991	$7,302

Scheduled maturities—At June 30, 2021, the principal installments and other installments, representing contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending June 30,
2022	$472	$76	$548
2023	791	76	867
2024	642	77	719
2025	455	77	532
2026	1,528	78	1,606
Thereafter	3,262	78	3,340
Total installments of debt	$7,150	$462	7,612
Total debt-related balances, net			(85)
Total carrying amount of debt			$7,527

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  As of June 30, 2021, the interest rate in effect for the

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Credit agreements

Secured Credit Facility—As of June 30, 2021, we have a $1.3 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London interbank offered rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At June 30, 2021, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.375 percent and the facility fee was 0.875 percent.  At June 30, 2021, we had no borrowings outstanding, $23 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.  See Note 10—Contingencies.

Shipyard financing arrangement—In June 2021, Transocean Offshore Deepwater Holdings Limited, a Cayman Islands company and our wholly owned indirect subsidiary, entered into credit agreements with Jurong Shipyard Pte Ltd. establishing facilities (the “Shipyard Loans”) to finance the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  The Shipyard Loans will be guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas may be secured by, among other security, a lien on the rig.  In certain circumstances, borrowings under the Shipyard Loan for Deepwater Titan may also be secured by, among other security, a lien on the rig.  We will repay the borrowings, together with interest of 4.5 percent per annum, according to the selected installment schedule with a maximum of a six-year period following delivery of the drilling rigs.  We will have the right to prepay any outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain customary events of default and affirmative and negative covenants, including covenants limiting the ability of the subsidiary owners of the drilling rigs from incurring certain types of additional indebtedness or making certain additional commitments or investments.  At June 30, 2021, we had no borrowings outstanding under the Shipyard Loans.

Exchangeable bonds

Exchange terms—At June 30, 2021, the current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, implied exchange prices per Transocean Ltd. share and shares issuable upon exchange, expressed in millions, for our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
0.50% Exchangeable Senior Bonds due January 2023	97.29756	$10.28	13.6
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.47620	5.25	56.0
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	162.16260	6.17	38.6

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

Effective interest rates and fair values—At June 30, 2021, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
0.50% Exchangeable Senior Bonds due January 2023	0.5%	$125
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	349
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	0.0%	262

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.

Related balances—At June 30, 2021 and December 31, 2020, the premium associated with the original issuance of the 0.50% Exchangeable Senior Bonds had a carrying amount of $172 million, recorded in equity as a component of additional paid-in capital.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Debt issuances

Senior guaranteed exchangeable bonds—On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in private exchanges (the “2021 Private Exchanges”) for $323 million aggregate principal amount of outstanding 0.50% Exchangeable Senior Bonds.  In the six months ended June 30, 2021, as a result of the 2021 Private Exchanges, we recognized a gain of $51 million ($0.08 per diluted share), with no tax effect, associated with the retirement of debt (see “—Debt retirements”).  The 4.00% Senior Guaranteed Exchangeable Bonds are guaranteed by Transocean Ltd. and the same subsidiaries of Transocean Inc. that guarantee the 2.50% Senior Guaranteed Exchangeable Bonds and 11.50% senior guaranteed notes due January 2027.  The initial carrying amount of the 4.00% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $260 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.

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

Debt retirements

During the six months ended June 30, 2021 and 2020, we retired certain notes as a result of redemption, private exchanges and open market repurchases.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Six months ended June 30,
	2021			2020
	Exchanged	Repurchased	Total	Redeemed	Repurchased	Total
6.50% Senior Notes due November 2020	$—	$—	$—	$—	$8	$8
6.375% Senior Notes due December 2021	—	—	—	—	38	38
3.80% Senior Notes due October 2022	—	—	—	—	8	8
0.50% Exchangeable Senior Bonds due January 2023	323	—	323	—	—	—
5.375% Senior Secured Notes due May 2023	—	1	1	—	22	22
9.00% Senior Notes due July 2023	—	—	—	714	—	714
Aggregate principal amount retired	$323	$1	$324	$714	$76	$790

Aggregate cash payment	$11	$1	$12	$767	$63	$830
Aggregate principal amount of debt issued in exchanges	$294	$—	$294	$—	$—	$—
Aggregate net gain (loss)	$51	$—	$51	$(65)	$12	$(53)

Note 8—Income Taxes

Tax provision and rate—In the six months ended June 30, 2021 and 2020, our effective tax rate was 7.7 percent and (3.2) percent, respectively, based on loss before income tax expense or benefit.  In the six months ended June 30, 2021 and 2020, the effect of various discrete period tax items was a net tax benefit of $33 million and $9 million, respectively.  In the six months ended June 30, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt and expiration and settlements of various uncertain tax positions.  In the six months ended June 30, 2020, such discrete items included the revenues recognized for the settlement of disputes, the loss on impairment of an investment in an unconsolidated affiliate, the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, as well as settlements and expirations of various uncertain tax positions, gains and losses on currency exchange rates and changes in valuation allowances.  In the six months ended June 30, 2021 and 2020, our effective tax rate, excluding discrete items, was (7.8) percent and (12.0) percent, respectively, based on loss before income tax expense.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are currently engaged in the appeals process.  During the years ended December 31, 2018 and 2019, a portion of the two cases was favorably closed.  As of June 30, 2021, the remaining

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 631 million, equivalent to approximately $127 million, and indirect tax of BRL 108 million, equivalent to $22 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 9—Loss Per Share

The computations of basic and diluted loss per share were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(103)	$(497)	$(202)	$(889)

Denominator for loss per share, basic and diluted
Weighted-average shares outstanding	620	614	618	614
Effect of share-based awards	1	1	1	1
Weighted-average shares for per share calculation	621	615	619	615

Loss per share, basic and diluted	$(0.17)	$(0.81)	$(0.33)	$(1.45)

In the three and six months ended June 30, 2021, we excluded from the calculation 13.3 million and 12.9 million shares, respectively, issuable pursuant to share-based awards since the effect would have been antidilutive.  In the three and six months ended June 30, 2020, we excluded from the calculation 14.8 million and 13.0 million shares, respectively, issuable pursuant to share-based awards since the effect would have been antidilutive.  In the three and six months ended June 30, 2021, we excluded from the calculation 108.0 million and 101.0 million shares, respectively, issuable upon exchange of the 0.50% Exchangeable Senior Bonds, the 2.50% Senior Guaranteed Exchangeable Bonds and the 4.00% Senior Guaranteed Exchangeable Bonds since the effect would have been antidilutive.  In the three and six months ended June 30, 2020, we excluded from the calculation 84.0 million shares, respectively, issuable upon exchange of the 0.50% Exchangeable Senior Bonds since the effect would have been antidilutive.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

transactions on November 30, 2020, and the subsequent ruling from the Court granting our motion for summary judgment, we do not expect the liability, if any, resulting from these matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos-containing products or used asbestos-containing drilling mud additives in connection with land-based drilling operations.  As of June 30, 2021, nine plaintiffs have claims pending in Louisiana and 16 plaintiffs have claims pending in Illinois and Missouri, in which we have or may have an interest. We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2021, the subsidiary was a defendant in approximately 281 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provided the subsidiary with cash and an annuity.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Equity

Share issuance—On June 14, 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with up to a maximum aggregate net offering price of $400 million, pursuant to an at-the-market equity offering (the “ATM Program”).  We intend to use the net proceeds from the ATM Program for general corporate purposes, which may include, among other things the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In the three months ended June 30, 2021, we received aggregate cash proceeds of $66 million, net of issue costs, for the aggregate sale of 15.2 million shares under the ATM Program.  See Note 13—Subsequent Events.

Note 12—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$988	$988	$1,154	$1,154
Restricted cash and cash equivalents	502	502	406	406
Long-term loans receivable from unconsolidated affiliates	35	31	2	2
Total debt	7,527	6,586	7,807	4,820

Cash and cash equivalents—Our cash and cash equivalents are primarily invested in demand deposits, short-term time deposits and money market funds.  The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of the instruments.

Restricted cash and cash equivalents—Our restricted cash and cash equivalents, which are subject to restrictions due to collateral requirements, legislation, regulation or court order, are primarily invested in demand deposits and money market funds.  The carrying amount of our restricted cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of the instruments.

Long-term loans receivable from unconsolidated affiliates—The carrying amount of our long-term loans receivable from unconsolidated affiliates, recorded in other assets, represents the principal amount of the cash investment.  We measured the estimated fair value of our long-term loans receivable from unconsolidated affiliates using significant unobservable inputs, representative of a Level 3 fair value measurement, including the terms and credit spreads for the instruments.

Total debt—The carrying amount of our total debt represents the principal amount, net of unamortized discounts, premiums, issue costs and fair value adjustments along with contractual interest payments of previously restructured debt.  The carrying amount and fair value of our total debt includes amounts related to certain exchangeable debt instruments (see Note 7—Debt).  We measured the estimated fair value of our total debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments.

Note 13—Subsequent Event

Share issuance—Subsequent to June 30, 2021, we received aggregate cash proceeds of $77 million, net of issue costs, for the aggregate sale of 16.5 million shares under the ATM Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

◾the effect, impact, potential duration, the rate of any economic recovery or other implications of the outbreak of a novel strain of coronavirus (“COVID-19”), including virus variants, and disputes and actions with respect to production levels by, among or between major oil and gas producing countries and any expectations we may have with respect thereto;
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 27, 2021, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, including 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of July 27, 2021, we were constructing two ultra-deepwater drillships.

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

Significant Events

Share issuance—On June 14, 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with up to an aggregate net offering price of $400 million, pursuant to an at-the-market equity offering (the “ATM Program”).  In June and July 2021, we received aggregate cash proceeds of $143 million, net of issue costs, for the aggregate sale of 31.7 million shares under the ATM Program.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Shipyard financing arrangement—In June 2021, Transocean Offshore Deepwater Holdings Limited, a Cayman Islands company and our wholly owned indirect subsidiary, entered into credit agreements with Jurong Shipyard Pte Ltd. establishing facilities (the “Shipyard Loans”) to finance the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  See “—Liquidity and Capital Resources.”

Debt exchanges—On February 26, 2021, we completed privately negotiated transactions to exchange $323 million aggregate principal amount of outstanding 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) for $294 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”), together with an aggregate cash payment of $11 million.  In the six months ended June 30, 2021, we recognized a gain of $51 million associated with the retirement of exchanged debt.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Dispositions—During the six months ended June 30, 2021, we completed the sale of one harsh environment floater, along with related assets, for which we received $4 million aggregate net cash proceeds and recognized an aggregate net loss of $60 million associated with the disposal of these assets.  See “—Operating Results.”

Outlook

Drilling market—Over the last several months we have observed a steady improvement in the outlook for the global economic recovery and for oil and natural gas fundamentals and pricing.  This improved outlook is supported by the delivery of effective vaccines, the deployment of economic stimulus packages, and the improving economic activities associated with a more confident stance on defeating the pandemic.  We remain cautiously optimistic about the recovery of the global economy, even in the context of emerging COVID variants, and can see the path to pre-pandemic levels of activity.  We expect that demand for hydrocarbons may return to or exceed pre-pandemic levels within the next year or two.

As a result, many of our customers are now shifting their focus to increase exploration and production activities, and many previously delayed projects are again active.  Offshore drilling activity is increasing in almost every ultra-deepwater market, and due to attrition of the global offshore fleet over the last several years, there are significantly fewer available drilling units and, particularly, an increasing scarcity of the highest specification drilling units as customers look to secure the best equipment for their projects.  In the North Sea harsh environment market, an accelerated level of recovery is anticipated in 2022 through 2023 as the effect of Norway tax incentive programs is realized by our customers.

Considerable uncertainty remains about the speed of the global economic recovery and the associated demand for and supply of hydrocarbons, particularly with respect to prospective actions of the Organization of the Petroleum Exporting Countries.  We believe that the rapid decline in production activities due to the ongoing pandemic, combined with the lack of investment in exploration and production activities over the past several years will precipitate substantial supply constraints that are not easily reversed without significant new investment in drilling.

With deepwater and harsh environment fields offering increasingly competitive returns, combined with their relatively low carbon intensity of production, we expect a significant portion of required spending in fossil fuel development will be for deepwater and harsh environment projects.  The restructuring and subsequent consolidation of many of our competitors plus the accelerated retirement of units seen over the past several months and projected through the remainder of this year, should facilitate higher utilization of active assets and more efficient allocation of capital amongst restructured drilling contractors.  In summary, our improving market dynamics combined with increasing demand for deepwater and harsh environment drilling have the potential to provide a materially better business environment for offshore drillers that weathered the effects of the pandemic and now move towards a more favorable outlook for 2022 and beyond.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of July 21, 2021, the uncommitted fleet rates for the remainder of 2021 and each of the four years in the period ending December 31, 2025 were as follows:

	2021	2022	2023	2024	2025
Uncommitted fleet rate
Ultra-deepwater floaters	49%	66%	76%	83%	83%
Harsh environment floaters	45%	42%	76%	98%	100%

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

	July 21,	April 28,	February 12,
	2021	2021	2021

Contract backlog	(In millions)
Ultra-deepwater floaters	$5,706	$5,638	$5,911
Harsh environment floaters	1,639	1,765	1,931
Total contract backlog	$7,345	$7,403	$7,842

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

The COVID-19 pandemic and volatility in oil prices could have significant adverse consequences for the financial condition of our customers.  This could result in contract cancellations, early terminations, customers seeking price reductions or more favorable economic terms, a reduced ability to ultimately collect receivables, or entry into lower dayrate contracts or having to idle, stack or retire more of our rigs.

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

	Three months ended
	June 30,	March 31,	June 30,
	2021	2021	2020
Average daily revenue
Ultra-deepwater floaters	$363,500	$371,600	$296,500
Harsh environment floaters	$379,900	$377,800	$331,900
Midwater floaters	$—	$—	$99,400
Total fleet average daily revenue	$369,400	$373,700	$307,800

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may be affected by revenues for lump sum bonuses or demobilization fees received from our customers.  Our total fleet average daily revenue is also affected by the mix of rig classes being operated, as midwater floaters are typically contracted at lower dayrates compared to ultra-deepwater floaters and harsh environment floaters.  We no longer operate midwater floaters.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove rigs from the calculation upon disposal or classification as held for sale, unless we continue to operate rigs subsequent to sale, in which case we remove the rigs at the time of completion or novation of the contract.

Revenue efficiency—Revenue efficiency is defined as actual contract drilling revenues, excluding revenues for contract terminations and reimbursements, for the measurement period divided by the maximum revenue calculated for the measurement period, expressed as a percentage.  Maximum revenue is defined as the greatest amount of contract drilling revenues the drilling unit could earn for the measurement period, excluding revenues for incentive provisions, reimbursements and contract terminations.  The revenue efficiency rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2021	2021	2020
Revenue efficiency
Ultra-deepwater floaters	98%	97%	98%
Harsh environment floaters	98%	98%	97%
Midwater floaters	—%	—%	79%
Total fleet average revenue efficiency	98%	97%	97%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2021	2021	2020
Rig utilization
Ultra-deepwater floaters	48%	48%	61%
Harsh environment floaters	73%	65%	80%
Midwater floaters	—%	—%	25%
Total fleet average rig utilization	55%	53%	66%

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

Operating Results

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2021	2020	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	1,849	2,401	(552)	(23)%
Average daily revenue	$369,400	$307,800	$61,600	20%
Revenue efficiency	98%	97%
Rig utilization	55%	66%

Contract drilling revenues	$656	$930	$(274)	(29)%

Operating and maintenance expense	(434)	(525)	91	17%
Depreciation and amortization expense	(186)	(196)	10	5%
General and administrative expense	(39)	(45)	6	13%
Loss on impairment	—	(429)	429	nm
Gain on disposal of assets, net	1	1	—	nm
Operating loss	(2)	(264)	262	99%

Other income (expense), net
Interest income	4	4	—	nm
Interest expense, net of amounts capitalized	(115)	(153)	38	25%
Gain on retirement of debt	—	4	(4)	nm
Other, net	14	(56)	70	nm
Loss before income tax expense	(99)	(465)	366	79%
Income tax expense	(4)	(32)	28	88%
Net loss	$(103)	$(497)	$394	79%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (a) approximately $200 million resulting from the settlement of disputes and payments for early termination of a contract in the three months ended June 30, 2020 with no comparable activity in the current-year period, (b) approximately $65 million resulting from rigs that were cold stacked, (c) approximately $25 million resulting from rigs sold, (d) approximately $10 million resulting from higher idle or out of service days for the active fleet and (e) approximately $5 million due to lower customer reimbursables related to COVID-19.  These decreases were partially offset by the following increases: (a) approximately $20 million resulting from an increased average daily revenue and (b) approximately $5 million resulting from higher revenue efficiency.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (a) approximately $40 million resulting from rigs that were cold stacked, (b) approximately $30 million of litigation and settlement costs recognized in the prior-year period, (c) approximately $25 million resulting from rigs sold, (d) approximately $20 million resulting from reduced onshore personnel costs, including severance and (e) approximately $15 million resulting from reduced offshore personnel and related costs associated with our mitigation efforts of the COVID-19 pandemic.  These decreases were partially offset by the following increases: (a) approximately $20 million resulting from shipyard and maintenance costs driven by current in-service and out-of-service activities and (b) approximately $20 million resulting from unfavorable exchange rates.

Depreciation and amortization expense decreased for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to $5 million resulting from rigs sold or classified as held for sale and $5 million resulting from assets that had reached the end of their useful lives or had been retired.

Loss on impairment—In the three months ended June 30, 2020, we recognized a loss on impairment of assets, including an aggregate net loss of $419 million associated with assets that we determined were impaired at the time we classified them as held for sale.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the following: (a) $26 million resulting from our debt restructuring in August and September 2020 and (b) approximately $16 million resulting from debt repaid as scheduled or retired early in our open market repurchases, redemption and cash tender offers subsequent to January 1, 2020, partially offset by a net increase of (c) $4 million resulting from private debt exchanges completed in February 2021.

Other income, net, increased in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to (a) a loss of $59 million recognized in the prior-year period associated with the impairment of our equity investment in Orion Holdings (Cayman) Ltd. (“Orion”) and (b) increased income of $11 million related to our dual-activity patent resulting from a settlement.

Income tax expense—In the three months ended June 30, 2021 and 2020, our effective tax rate was (4.6) percent and (6.8) percent, respectively, based on loss before income tax expense.  In the three months ended June 30, 2021 and 2020, the effect of various discrete period tax items was a net tax benefit of $6 million and a net tax expense of $11 million, respectively.  In the three months ended June 30, 2021, such discrete items included expiration and settlements of various uncertain tax positions.  In the three months ended June 30, 2020, such discrete items included revenues recognized for the settlement of disputes, loss on impairment of investment in an unconsolidated affiliate, certain return to provision adjustments, withholding tax accruals, gains and losses on currency exchange rates and changes to valuation allowances.  In the three months ended June 30, 2021 and 2020, our effective tax rate, excluding discrete items, was (10.2) percent and (15.0) percent, respectively, based on loss before income tax expense.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended June 30, 2021, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Switzerland, Norway and Brazil.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2021	2020	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	3,622	4,820	(1,198)	(25)%
Average daily revenue	$371,500	$311,300	$60,200	19%
Revenue efficiency	98%	96%
Rig utilization	54%	63%

Contract drilling revenues	$1,309	$1,689	$(380)	(22)%

Operating and maintenance expense	(869)	(1,065)	196	18%
Depreciation and amortization expense	(373)	(402)	29	7%
General and administrative expense	(78)	(88)	10	11%
Loss on impairment	—	(597)	597	nm
Loss on disposal of assets, net	(58)	—	(58)	nm
Operating loss	(69)	(463)	394	85%

Other income (expense), net
Interest income	7	13	(6)	(46)%
Interest expense, net of amounts capitalized	(230)	(313)	83	27%
Gain (loss) on retirement of debt	51	(53)	104	nm
Other, net	23	(44)	67	nm
Loss before income tax (expense) benefit	(218)	(860)	642	75%
Income tax (expense) benefit	17	(28)	45	nm
Net loss	$(201)	$(888)	$687	77%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following: (a) approximately $200 million resulting from the settlement of disputes and payments for early termination of a contract in the six months ended June 30, 2020 with no comparable activity in the current-year period, (b) approximately $100 million resulting from rigs that were idle or in shipyard in the six months ended June 31, 2021, (c) approximately $105 million resulting from rigs that were cold stacked, (d) approximately $55 million resulting from rigs sold and (e) approximately $10 million resulting from lower customer reimbursables unrelated to COVID-19.  These decreases were partially offset by the following increases: (a) approximately $50 million resulting from an increased average daily revenue, (b) approximately $25 million resulting from higher revenue efficiency, (c) approximately $10 million resulting from higher reimbursement revenues related to COVID-19 and (d) approximately $5 million in early termination revenues recognized in the current-year period.

Costs and expenses—Operating and maintenance costs and expenses decreased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following: (a) approximately $100 million resulting from rigs that were cold stacked, (b) approximately $55 million resulting from rigs sold, (c) approximately $30 million resulting from litigation and settlement costs in the prior-year period, (d) approximately $20 million resulting from reduced activities of the active fleet, (e) approximately $20 million resulting from onshore personnel costs, including severance and (f) approximately $10 million reduced reimbursable costs unrelated to COVID-19.  These decreases were partially offset by the following increases: (a) approximately $25 million resulting from unfavorable exchange rates and (b) approximately $10 million resulting from shipyard and maintenance costs driven by current in-service and out-of-service activities.

Depreciation and amortization expense decreased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $19 million resulting from rigs sold or classified as held for sale and $9 million resulting from assets that had reached the end of their useful lives or had been retired.

General and administrative costs and expenses decreased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to (a) $6 million of reduced personnel costs, including severance, (b) $4 million of reduced costs for information systems and technology and (c) $2 million of reduced office rent expense, partially offset by (d) $3 million of increased insurance costs.

Loss on impairment and disposal of assets—In the six months ended June 30, 2020, we recognized a loss on the impairment of assets, including an aggregate net loss of $556 million associated with assets that we determined were impaired at the time we classified them as held for sale, a loss of $31 million associated with the impairment of our midwater floater asset group and a loss of $10 million associated with the impairment of other assets.

In the six months ended June 30, 2021, we recognized a loss of $60 million associated with the sale of a harsh environment floater and related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following: (a) $52 million resulting from our debt restructuring in August and September 2020 and (b) approximately $42 million resulting from debt repaid as scheduled or retired early in our open market repurchases, redemption and cash tender offers subsequent to January 1, 2020, partially offset by a net increase of (c) $6 million resulting from private debt exchanges completed in February 2021.

In the six months ended June 30, 2021, we recognized an aggregate net gain of $51 million associated with the retirement of $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds as a result of privately negotiated exchange transactions.  In the six months ended June 30, 2020, we recognized an aggregate loss of $65 million associated with the full redemption of the 9.00% senior notes due July 2023, partially offset by an aggregate net gain of $12 million resulting from the retirement of $76 million aggregate principal amount of our debt securities repurchased in the open market.

Other income, net, increased in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to (a) a loss of $59 million recognized in the prior-year period associated with the impairment of our equity investment in Orion, (b) increased income of $11 million related to our dual-activity patent resulting from a settlement and (c) increased income of $7 million related to the non-service components of net periodic benefit income, partially offset by (d) decreased income of $12 million related to our investment in Orion.

Income tax expense—In the six months ended June 30, 2021 and 2020, our effective tax rate was 7.7 percent and (3.2) percent, respectively, based on loss before income tax expense or benefit.  In the six months ended June 30, 2021 and 2020, the effect of various discrete period tax items was a net tax benefit of $33 million and $9 million, respectively.  In the six months ended June 30, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt and expiration and settlements of various uncertain tax positions.  In the six months ended June 30, 2020, such discrete items included revenues recognized for the settlement of disputes, loss on impairment of investment in an unconsolidated affiliate, carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, as well as settlements and expirations of various uncertain tax positions, gains and losses on currency exchange rates and changes to valuation allowances.  In the six months ended June 30, 2021 and 2020, our effective tax rate, excluding discrete items, was (7.8) percent and (12.0) percent, respectively, based on loss before income tax expense.  In the six months ended June 30, 2021 compared to the six months ended June 30, 2020, our effective tax rate increased primarily due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the six months ended June 30, 2021, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Switzerland, Norway and Brazil.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2021, we had $1.0 billion in unrestricted cash and cash equivalents and $502 million in restricted cash and cash equivalents.  In the six months ended June 30, 2021, our primary sources of cash were net cash provided by our operating activities, and our primary uses of cash were repayments of debt and capital expenditures.

	Six months ended
	June 30,
	2021	2020	Change

	(In millions)
Cash flows from operating activities
Net loss	$(201)	$(888)	$687
Non-cash items, net	532	1,289	(757)
Changes in operating assets and liabilities, net	(82)	(362)	280
	$249	$39	$210

Net cash provided by operating activities increased primarily due to (a) reduced payments to suppliers for in-service and out-of-service costs, (b) cash payment of $125 million released from restricted cash to satisfy our remaining obligations under the Plaintiff Steering Committee settlement agreement in June 2020 with no comparable activity in the current-year period and (c) reduced cash interest payments, partially offset by (d) reduced collections from customers.

	Six months ended
	June 30,
	2021	2020	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(100)	$(153)	$53
Proceeds from disposal of assets, net	7	3	4
Investments in loans to unconsolidated affiliates	(33)	—	(33)
Investments in unconsolidated affiliates	—	(6)	6
	$(126)	$(156)	$30

Net cash used in investing activities decreased primarily due to (a) reduced capital expenditures unrelated to our two newbuilds under construction, partially offset by (d) investments in loans to Orion.

	Six months ended
	June 30,
	2021	2020	Change

	(In millions)
Cash flows from financing activities
Repayments of debt	$(239)	$(1,009)	$770
Proceeds from issuance of shares, net of issue costs	66	—	66
Proceeds from issuance of debt, net of issue costs	—	743	(743)
Other, net	(20)	(18)	(2)
	$(193)	$(284)	$91

Net cash used in financing activities decreased primarily due to (a) reduced cash used to repay debt, primarily as a result of the redemption of $714 million aggregate principal amount of the 9.00% senior notes due July 2023 in the six months ended June 30, 2020 and (b) aggregate net cash proceeds from the issuance of shares under the ATM Program in the current-year period, partially offset by (c) net cash proceeds from the issuance of the 8.00% senior unsecured notes due February 2027 (“8.00% Senior Notes”) in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Secured Credit Facility, proceeds from the disposal of assets or proceeds from the issuance of additional debt or equity to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may consider establishing additional financing arrangements with banks or other capital providers or issuing shares from our authorized share capital.  Subject to market conditions and other factors, we may be required to provide collateral for any future financing arrangements.  We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or through exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including the exchange transactions completed in the year ended December 31, 2020 and in February 2021.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

The ongoing effect of the COVID-19 pandemic, including the impact of virus variants, and the volatility in oil prices could have significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers and may, among other things, impact our ability to generate cash flows from operations, access the capital markets on acceptable terms or at all, and affect our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events may impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Although the COVID-19 pandemic and the volatility in oil prices could have a broad range of effects on our sources and uses of liquidity, the ultimate effect thereon, if any, will depend on future developments, which cannot be predicted at this time.

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

Secured Credit Facility—We have a $1.3 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros, Development Driller III, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The maximum borrowing capacity will be reduced to $1.0 billion if, and so long as, our leverage ratio, measured as the aggregate principal amount of debt outstanding to earnings before interest, taxes, depreciation and amortization, exceeds 10.00 to 1.00.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At July 27, 2021, we had no borrowings outstanding, $23 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—In June 2021, we and Jurong Shipyard Pte Ltd. entered into the Shipyard Loans to finance the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  We expect to borrow approximately $370 million upon delivery of Deepwater Atlas in December 2021, and we expect to borrow approximately $90 million upon delivery of Deepwater Titan in the three months ending June 30, 2022.  The Shipyard Loans will be guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas are expected to be secured by, among other security, a lien on the rig.  In certain circumstances, the maximum aggregate borrowing capacity under the Shipyard Loan for Deepwater Titan may be increased to approximately $440 million, and such Shipyard Loan may become secured by, among other security, a lien on the rig.  We will repay the borrowings, together with interest of 4.5 percent per annum, according to the selected installment schedule with a maximum of a six-year period following delivery of the drilling rigs.  We will have the right to prepay any outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain customary events of default and affirmative and negative covenants, including covenants limiting the ability of the subsidiary owners of the drilling rigs from incurring certain types of additional indebtedness or making certain additional commitments or investments.  At July 27, 2021, we had no borrowings outstanding under the Shipyard Loans.

Share issuance—On June 14, 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with up to an aggregate net offering price of $400 million, pursuant to the ATM Program.  We intend to use the net proceeds from the sale of our shares under the ATM Program for general corporate purposes, which may include, among other things the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In June 2021, we received aggregate cash proceeds of $66 million, net of issue costs, for the aggregate sale of 15.2 million shares under the ATM Program.  In July 2021, we received aggregate cash proceeds of $77 million, net of issue costs, for the aggregate sale of 16.5 million shares under the ATM Program.

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

Early debt retirement—On February 18, 2020, we made an aggregate cash payment of $767 million, including the make-whole premium, to redeem in full our outstanding 9.00% Senior Notes.  On November 9, 2020, we completed the cash tender offers to purchase certain debt securities, and as a result, we made an aggregate cash payment of $222 million to settle the validly tendered notes.  In the year ended December 31, 2020, we also made an aggregate cash payment of $110 million to repurchase in the open market $147 million aggregate principal amount of our debt securities.

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

Equity investments—In the year ended December 31, 2020, we made an aggregate cash investment of $19 million in noncontrolling ownership interests in certain unconsolidated affiliates.  Our most significant equity investment is a 33.0 percent ownership interest in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  In the three months ended June 30, 2021, we agreed to participate in a financing arrangement for Orion at a rate equivalent to our ownership interest in Orion and made a cash investment of $33 million in the loan facility.  We also hold equity investments in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At June 30, 2021, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.5 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of June 30, 2021, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020:

		Twelve months ending June 30,
	Total	2022	2023 - 2024	2025 - 2026	Thereafter

	(in millions)
Debt	$7,612	$548	$1,586	$2,138	$3,340
Interest on debt	2,603	410	711	517	965
Total	$10,215	$958	$2,297	$2,655	$4,305

Other commercial commitments—As of June 30, 2021, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020.

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

The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	six months	six months			Total
	through	ended	ending			estimated
	December 31,	June 30,	December 31,	For the years ending December 31,		costs at
	2020	2021	2021	2022	2023	completion

	(In millions)
Deepwater Atlas (a)	$369	$24	$513	$156	$38	$1,100
Deepwater Titan (b)	412	53	84	612	24	1,185
Total	$781	$77	$597	$768	$62	$2,285
(a)	Deepwater Atlas is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Atlas in the fourth quarter of 2021, and upon delivery, we expect to borrow approximately $370 million under the Shipyard Loan to finance the final installment to the shipyard (see “—Sources and uses of liquidity”).

The rig has received an agreement for drilling services, subject to a final investment decision by the customer and its partners.  If the conditions are satisfied, the newbuild unit could be expected to commence operations under the drilling contract in the second half of 2022.  The projected capital additions include estimates for one 20,000 pounds per square inch blowout preventer and other equipment required by the customer, some of which will be delivered and commissioned in the year ending December 31, 2023, subsequent to placing the rig in service.  We will only commit to these incremental capital expenditures with the backing of a firm commitment by the customer.

(b)	Deepwater Titan is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Titan in the second quarter of 2022, and upon delivery, we expect to borrow approximately $90 million under the Shipyard Loan to finance the final installment to the shipyard (see “—Sources and uses of liquidity”). The rig is expected to commence operations under its drilling contract in the first half of 2023. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our capital expenditures not financed under the Shipyard Loans by using available cash balances, cash generated from operations and asset sales, borrowings under our Secured Credit Facility and financing arrangements with banks or other capital providers.  Economic conditions and other factors could impact the availability of these sources of funding.  See “—Sources and uses of liquidity.”

Dispositions—From time to time, we may also review the possible disposition of certain drilling assets.  Considering market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the six months ended June 30, 2021, we completed the sale of one harsh environment floater and related assets, and we received net cash proceeds of $4 million.  During the year ended December 31, 2020, we completed the sale of one ultra-deepwater floater, three harsh environment floaters and three midwater floaters, along with related assets, and we received aggregate net cash proceeds of $20 million.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  We disclose our significant accounting policies in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020.  For a discussion of the new accounting standards updates that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—Accounting Standards Update in this quarterly report on Form 10-Q.  For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2020.  As of June 30, 2021, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.

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

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The expected maturity amounts, presented below, include both principal and other installments, representing the contractual interest payments resulting from previously restructured debt.  The following table presents information as of June 30, 2021 for the 12-month periods ending June 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$548	$867	$719	$532	$1,606	$3,340	$7,612	$6,586
Average interest rate	5.59%	4.65%	5.65%	5.97%	6.29%	5.43%

At June 30, 2021 and December 31, 2020, the fair value of our outstanding debt was $6.6 billion and $4.8 billion, respectively. During the six months ended June 30, 2021, the fair value of our debt increased by $1.8 billion due to the following: (a) an increase of $1.8 billion due to changes in the market prices for our outstanding debt, (b) a net increase of $188 million due to the issuance of the 4.00% senior guaranteed exchangeable bonds due December 2025 in private exchanges for the 0.50% exchangeable senior bonds due January 2023, partially offset by (c) a decrease of $199 million due to repayments of debt at scheduled maturities.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2021, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased (a)	per share	plans or programs (b)	or programs (in millions) (b)
April 2021	418	$3.18	—	$3,506
May 2021	—	—	—	3,506
June 2021	—	—	—	3,506
Total	418	$3.18	—	$3,506
(a)	Shares purchased in April 2021 were withheld by us through a broker arrangement in satisfaction of withholding taxes due upon the vesting of restricted share units granted under our long-term incentive plan.
(b)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion. At June 30, 2021, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.5 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”
Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
1.1	Equity Distribution Agreement, dated as of June 14, 2021, by and between Transocean Ltd. and Jefferies LLC	Exhibit 1.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 15, 2021.
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 1, 2021
3.2	Organizational Regulations of Transocean Ltd., adopted April 7, 2021	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
10.1	Amended and Restated Transocean Ltd. 2015 Long-Term Incentive Plan	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 1, 2021
10.2	Shipyard Credit Agreement for Deepwater Atlas, dated as of June 5, 2021, by and between Jurong Shipyard Pte Ltd and Transocean Offshore Deepwater Holdings Limited,	Filed herewith
10.3	Shipyard Credit Agreement for Deepwater Titan, dated as of June 5, 2021, by and between Jurong Shipyard Pte Ltd and Transocean Offshore Deepwater Holdings Limited,	Filed herewith

Number	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020; (ii) our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020; (iii) our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020; (iv) our condensed consolidated statements of equity for the three and six months ended June 30, 2021 and 2020; (v) our condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 3, 2021.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)