Form 10-Q
period 2021-09-30
Transocean Ltd.
filed 2021-11-02
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 25, 2021, 655,504,841 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

PART I.  FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Contract drilling revenues	$626	$773	$1,935	$2,462

Costs and expenses
Operating and maintenance	398	470	1,267	1,535
Depreciation and amortization	185	190	558	592
General and administrative	40	45	118	133
	623	705	1,943	2,260
Loss on impairment	—	—	—	(597)
Loss on disposal of assets, net	(3)	(64)	(61)	(64)
Operating income (loss)	—	4	(69)	(459)

Other income (expense), net
Interest income	4	6	11	19
Interest expense, net of amounts capitalized	(110)	(145)	(340)	(458)
Gain on restructuring and retirement of debt	—	449	51	396
Other, net	3	21	26	(23)
	(103)	331	(252)	(66)
Income (loss) before income tax expense (benefit)	(103)	335	(321)	(525)
Income tax expense (benefit)	27	(24)	10	4

Net income (loss)	(130)	359	(331)	(529)
Net income attributable to noncontrolling interest	—	—	1	1
Net income (loss) attributable to controlling interest	$(130)	$359	$(332)	$(530)

Earnings (loss) per share
Basic	$(0.20)	$0.58	$(0.53)	$(0.86)
Diluted	$(0.20)	$0.51	$(0.53)	$(0.86)

Weighted-average shares outstanding
Basic	653	616	630	615
Diluted	653	702	630	615

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INcome (LOSS)

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$(130)	$359	$(331)	$(529)
Net income attributable to noncontrolling interest	—	—	1	1
Net income (loss) attributable to controlling interest	(130)	359	(332)	(530)

Components of net periodic benefit costs before reclassifications	—	—	(5)	(9)
Components of net periodic benefit costs reclassified to net income (loss)	3	2	7	6

Other comprehensive income (loss) before income taxes	3	2	2	(3)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	3	2	2	(3)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	3	2	2	(3)

Total comprehensive income (loss)	(127)	361	(329)	(532)
Total comprehensive income attributable to noncontrolling interest	—	—	1	1
Total comprehensive income (loss) attributable to controlling interest	$(127)	$361	$(330)	$(533)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$900	$1,154
Accounts receivable, net of allowance of $2 at September 30, 2021 and December 31, 2020	507	583
Materials and supplies, net of allowance of $148 and $143 at September 30, 2021 and December 31, 2020, respectively	433	434
Restricted cash and cash equivalents	576	406
Other current assets	165	163
Total current assets	2,581	2,740

Property and equipment	23,102	23,040
Less accumulated depreciation	(5,886)	(5,373)
Property and equipment, net	17,216	17,667
Contract intangible assets	223	393
Deferred income taxes, net	9	9
Other assets	947	995
Total assets	$20,976	$21,804

Liabilities and equity
Accounts payable	$215	$194
Accrued income taxes	10	28
Debt due within one year	575	505
Other current liabilities	551	659
Total current liabilities	1,351	1,386

Long-term debt	6,773	7,302
Deferred income taxes, net	358	315
Other long-term liabilities	1,227	1,366
Total long-term liabilities	8,358	8,983

Commitments and contingencies

Shares, CHF 0.10 par value, 891,379,306 authorized, 142,363,356 conditionally authorized, 685,676,456 issued and 651,155,650 outstanding at September 30, 2021, and 824,650,660 authorized, 142,363,647 conditionally
authorized, 639,676,165 issued and 615,140,276 outstanding at December 31, 2020	63	60
Additional paid-in capital	13,659	13,501
Accumulated deficit	(2,198)	(1,866)
Accumulated other comprehensive loss	(261)	(263)
Total controlling interest shareholders’ equity	11,263	11,432
Noncontrolling interest	4	3
Total equity	11,267	11,435
Total liabilities and equity	$20,976	$21,804

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Shares
Balance, beginning of period	$62	$60	$60	$59
Issuance of shares	1	—	3	1
Balance, end of period	63	$60	$63	$60

Additional paid-in capital
Balance, beginning of period	$13,578	$13,438	$13,501	$13,424
Share-based compensation	7	9	21	24
Issuance of shares	74	—	138	(1)
Equity component of convertible debt instrument	—	46	—	46
Other, net	—	—	(1)	—
Balance, end of period	$13,659	$13,493	$13,659	$13,493

Accumulated deficit
Balance, beginning of period	$(2,068)	$(2,188)	$(1,866)	$(1,297)
Net income (loss) attributable to controlling interest	(130)	359	(332)	(530)
Effect of adopting accounting standards update	—	—	—	(2)
Balance, end of period	$(2,198)	$(1,829)	$(2,198)	$(1,829)

Accumulated other comprehensive loss
Balance, beginning of period	$(264)	$(329)	$(263)	$(324)
Other comprehensive income (loss) attributable to controlling interest	3	2	2	(3)
Balance, end of period	$(261)	$(327)	$(261)	$(327)

Total controlling interest shareholders’ equity
Balance, beginning of period	$11,308	$10,981	$11,432	$11,862
Total comprehensive income (loss) attributable to controlling interest	(127)	361	(330)	(533)
Share-based compensation	7	9	21	24
Issuance of shares	75	—	141	—
Equity component of convertible debt instrument	—	46	—	46
Other, net	—	—	(1)	(2)
Balance, end of period	$11,263	$11,397	$11,263	$11,397

Noncontrolling interest
Balance, beginning of period	$4	$6	$3	$5
Total comprehensive income attributable to noncontrolling interest	—	—	1	1
Balance, end of period	$4	$6	$4	$6

Total equity
Balance, beginning of period	$11,312	$10,987	$11,435	$11,867
Total comprehensive income (loss)	(127)	361	(329)	(532)
Share-based compensation	7	9	21	24
Issuance of shares	75	—	141	—
Equity component of convertible debt instrument	—	46	—	46
Other, net	—	—	(1)	(2)
Balance, end of period	$11,267	$11,403	$11,267	$11,403

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(331)	$(529)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	170	158
Depreciation and amortization	558	592
Share-based compensation expense	21	24
Loss on impairment	—	597
Loss on impairment of investment in unconsolidated affiliate	—	59
Loss on disposal of assets, net	61	64
Gain on restructuring and retirement of debt	(51)	(396)
Deferred income tax expense	43	28
Other, net	29	42
Changes in deferred revenues, net	(87)	(45)
Changes in deferred costs, net	8	10
Changes in other operating assets and liabilities, net	(31)	(484)
Net cash provided by operating activities	390	120

Cash flows from investing activities
Capital expenditures	(137)	(218)
Proceeds from disposal of assets, net	8	15
Investments in loans to unconsolidated affiliate	(33)	—
Investments in unconsolidated affiliates	—	(17)
Net cash used in investing activities	(162)	(220)

Cash flows from financing activities
Repayments of debt	(423)	(1,135)
Proceeds from issuance of shares, net of issue costs	141	—
Proceeds from issuance of debt, net of issue costs	—	743
Other, net	(30)	(27)
Net cash used in financing activities	(312)	(419)

Net decrease in unrestricted and restricted cash and cash equivalents	(84)	(519)
Unrestricted and restricted cash and cash equivalents, beginning of period	1,560	2,349
Unrestricted and restricted cash and cash equivalents, end of period	$1,476	$1,830

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  We specialize in technically demanding sectors of the offshore drilling business with a particular focus on ultra-deepwater and harsh environment drilling services.  Our mobile offshore drilling fleet is considered one of the most versatile fleets in the world.  We contract our drilling rigs, related equipment and work crews predominantly on a dayrate basis to drill oil and gas wells.  As of September 30, 2021, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, including 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of September 30, 2021, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, included in our annual report on Form 10-K filed on March 1, 2021.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our income taxes, property and equipment, equity investments, contingencies, allowance for excess materials and supplies, intangibles, allowance for credit losses, leases, share-based compensation and postemployment benefit plans.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 4—Unconsolidated Affiliates

Equity investments—We hold noncontrolling equity investments in various unconsolidated companies, including (a) our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge, and (b) our interests in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety for drilling and other activities.  In the nine months ended September 30, 2020, we recognized a loss of $59 million, which had no tax

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

effect, recorded in other, net, associated with the impairment of our investment in Orion upon determination that the carrying amount of our equity method investment exceeded the estimated fair value and that the impairment was other than temporary.  We estimated the fair value of our investment using the income method, which required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including applying an assumed discount rate of 12 percent and making assumptions about the future performance of the investment, including future demand and supply for harsh environment floaters, rig utilization, revenue efficiency and dayrates.  At September 30, 2021 and December 31, 2020, the aggregate carrying amount of our equity investments was $135 million and $138 million, respectively, recorded in other assets, of which the aggregate carrying amount of our equity investment in Orion was $100 million and $104 million, respectively.

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

Additionally, in June 2021, Orion refinanced its shipyard loans under a financing arrangement for $100 million, in which we participated at a rate equivalent to our ownership interest in Orion.  Borrowings under the financing arrangement are secured by Transocean Norge.  The financing arrangement, which expires in June 2024, requires interest to be paid on outstanding borrowings at the London Interbank Offered Rate plus a margin of 6.50 percent per annum.  In the nine months ended September 30, 2021, we made a cash investment in loans of $33 million, and at September 30, 2021, the outstanding borrowings due to us under the financing arrangement were $33 million, recorded in other assets.

Note 5—Revenues

Overview—The duration of our performance obligation varies by contract.  As of September 30, 2021, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.  In the three and nine months ended September 30, 2021, we recognized pre-operating costs of $13 million and $43 million, respectively.  In the three and nine months ended September 30, 2020, we recognized pre-operating costs of $16 million and $48 million, respectively.  At September 30, 2021 and December 31, 2020, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $6 million and $20 million, respectively, recorded in other assets.

In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes related to performance obligations satisfied in prior periods.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  In the nine months ended September 30, 2020, we recognized revenues of $177 million, representing the discounted value of the future payments, and recorded corresponding accounts receivable, net of imputed interest.  At September 30, 2021 and December 31, 2020, the aggregate carrying amount of the related receivable was $89 million and $133 million, respectively, net of imputed interest, including $46 million and $45 million, respectively, recorded in accounts receivable, and $43 million and $88 million, respectively, recorded in other assets.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended September 30, 2021				Three months ended September 30, 2020
	U.S.	Norway	Other	Total	U.S.	Norway	Other	Total
Ultra-deepwater floaters	$280	$—	$148	$428	$295	$—	$195	$490
Harsh environment floaters	—	185	13	198	—	233	50	283
Total contract drilling revenues	$280	$185	$161	$626	$295	$233	$245	$773

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	U.S.	Norway	Other	Total	U.S.	Norway	Other	Total
Ultra-deepwater floaters	$819	$—	$469	$1,288	$1,022	$—	$632	$1,654
Harsh environment floaters	4	609	34	647	—	647	149	796
Midwater floaters	—	—	—	—	—	—	12	12
Total contract drilling revenues	$823	$609	$503	$1,935	$1,022	$647	$793	$2,462

Contract liabilities—The contract liabilities for our contracts with customers were as follows (in millions):

	September 30,	December 31,
	2021	2020
Deferred contract revenues, recorded in other current liabilities	$89	$133
Deferred contract revenues, recorded in other long-term liabilities	280	323
Total contract liabilities	$369	$456

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

The changes in contract liabilities were as follows (in millions):

	Nine months ended
	September 30,
	2021	2020
Total contract liabilities, beginning of period	$456	$529
Decrease due to recognition of revenues for goods and services	(117)	(153)
Increase due to goods and services transferred over time	30	108
Total contract liabilities, end of period	$369	$484

Note 6—Drilling Fleet

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Nine months ended
	September 30,
	2021	2020
Construction work in progress, beginning of period	$828	$753

Capital expenditures
Newbuild construction program	106	114
Other equipment and construction projects	31	104
Total capital expenditures	137	218
Changes in accrued capital additions	19	(27)

Property and equipment placed into service	(28)	(130)
Construction work in progress, end of period	$956	$814

Impairments of assets held and used—During the nine months ended September 30, 2020, we identified indicators that the carrying amounts of our asset groups may not be recoverable.  Such indicators included significant declines in commodity prices and the market value of our stock, a reduction of expected demand for our drilling services as our customers announced reductions of capital investments in response to commodity prices and a reduction of projected dayrates.  As a result of our testing, we determined that the carrying amount of our midwater floater asset group was impaired.  In the nine months ended September 30, 2020, we recognized a loss of $31 million ($0.05 per diluted share), which had no tax effect, associated with the impairment of our midwater floater asset group.  We measured the fair value of the drilling unit and related assets in this asset group by applying the market approach, using estimates of the exchange price that would be received for the assets in the principal or most advantageous markets for the assets in an orderly transaction between participants as of the measurement date.  Our estimate of fair value required us to use significant other observable inputs, representative of a Level 2 fair value measurement, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value.

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

Dispositions—During the nine months ended September 30, 2021, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the harsh environment floater Leiv Eiriksson and related assets.  In the nine months ended September 30, 2021, we received aggregate net cash proceeds of $4 million and recognized an aggregate net loss of $60 million ($0.10 per diluted share), which had no tax effect, associated with the disposal of these assets.  In the nine months ended September 30, 2020, we completed the sale of the harsh environment floaters Polar Pioneer, Songa Dee and Transocean Arctic and the midwater floaters Sedco 711, Sedco 714 and Transocean 712, along with related assets.  In the nine months ended September 30, 2020, we received aggregate net cash proceeds of $11 million and recognized an aggregate net loss of $61 million, which had no tax effect, associated with the disposal of these assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including debt-related balances, such as the contractual interest payments of certain previously restructured debt and unamortized discounts, premiums, issue costs and fair value adjustments, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
6.375% Senior Notes due December 2021	$38	$38	$38	$38
5.52% Senior Secured Notes due May 2022	42	111	42	111
3.80% Senior Notes due October 2022	27	27	27	27
0.50% Exchangeable Senior Bonds due January 2023	140	463	140	462
5.375% Senior Secured Notes due May 2023	338	364	336	360
5.875% Senior Secured Notes due January 2024	462	585	457	577
7.75% Senior Secured Notes due October 2024	330	360	325	354
6.25% Senior Secured Notes due December 2024	344	375	339	369
6.125% Senior Secured Notes due August 2025	402	468	396	461
7.25% Senior Notes due November 2025	411	411	406	405
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	294	—	263	—
7.50% Senior Notes due January 2026	569	569	565	565
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	238	238	271	277
11.50% Senior Guaranteed Notes due January 2027	687	687	1,078	1,139
6.875% Senior Secured Notes due February 2027	550	550	544	542
8.00% Senior Notes due February 2027	612	612	607	606
7.45% Notes due April 2027	52	52	52	51
8.00% Debentures due April 2027	22	22	22	22
7.00% Notes due June 2028	261	261	265	266
7.50% Notes due April 2031	396	396	394	394
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	7,002	7,376	7,348	7,807

Less debt due within one year
6.375% Senior Notes due December 2021	38	38	38	38
5.52% Senior Secured Notes due May 2022	42	93	42	92
5.375% Senior Secured Notes due May 2023	63	47	62	46
5.875% Senior Secured Notes due January 2024	110	83	107	80
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	61	60
6.125% Senior Secured Notes due August 2025	66	66	64	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	6	6
11.50% Senior Guaranteed Notes due January 2027	—	—	70	61
6.875% Senior Secured Notes due February 2027	69	—	67	—
Total debt due within one year	510	449	575	505
Total long-term debt	$6,492	$6,927	$6,773	$7,302

Scheduled maturities—At September 30, 2021, the principal installments and other installments, representing contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending September 30,
2022	$510	$76	$586
2023	782	76	858
2024	540	77	617
2025	593	77	670
2026	1,357	78	1,435
Thereafter	3,220	40	3,260
Total installments of debt	$7,002	$424	7,426
Total debt-related balances, net			(78)
Total carrying amount of debt			$7,348

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Interest rate adjustments—The interest rates for certain of our notes are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  As of September 30, 2021, the interest rate in effect for the 6.375% senior notes due December 2021, 3.80% senior notes due October 2022 and the 7.35% senior notes due December 2041 was 8.375 percent, 5.80 percent and 9.35 percent, respectively.

Credit agreements

Secured Credit Facility—As of September 30, 2021, we have a $1.3 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London Interbank Offered Rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At September 30, 2021, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.375 percent and the facility fee was 0.875 percent.  At September 30, 2021, we had no borrowings outstanding, $20 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.  See Note 10—Contingencies.

Shipyard financing arrangement—In June 2021, Transocean Offshore Deepwater Holdings Limited, a Cayman Islands company and our wholly owned indirect subsidiary, entered into credit agreements with Jurong Shipyard Pte Ltd. establishing facilities (the “Shipyard Loans”) to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  The Shipyard Loans are guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas will be secured by, among other security, a lien on the rig.  In certain circumstances, borrowings under the Shipyard Loan for Deepwater Titan may also be secured by, among other security, a lien on the rig.  We will repay the borrowings, together with interest of 4.5 percent per annum, according to the selected installment schedule over a maximum of a six-year period following delivery of the drilling rigs.  We have the right to prepay any outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limit the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.  At September 30, 2021, we had no borrowings outstanding under the Shipyard Loans.

Exchangeable bonds

Exchange terms—At September 30, 2021, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

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

Effective interest rates and fair values—At September 30, 2021, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
0.50% Exchangeable Senior Bonds due January 2023	0.5%	$119
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	317
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	0.0%	233

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Related balances—At September 30, 2021 and December 31, 2020, the premium associated with the original issuance of the 0.50% Exchangeable Senior Bonds had a carrying amount of $172 million, recorded in equity as a component of additional paid-in capital.

Debt issuance

Senior guaranteed exchangeable bonds—On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in private exchanges (collectively, the “2021 Private Exchange”) for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  The 4.00% Senior Guaranteed Exchangeable Bonds are guaranteed by Transocean Ltd. and the same subsidiaries of Transocean Inc. that guarantee the 2.50% Senior Guaranteed Exchangeable Bonds and 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”).  The initial carrying amount of the 4.00% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $260 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.  In the nine months ended September 30, 2021, as a result of the 2021 Private Exchange, we recognized a gain of $51 million ($0.08 per diluted share), with no tax effect, associated with the retirement of debt (see “—Debt restructuring and retirement”).

On August 14, 2020, we issued $238 million aggregate principal amount of the 2.50% Senior Guaranteed Exchangeable Bonds in non-cash private exchanges (collectively, the “2020 Private Exchange”) for $397 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  We may redeem all or a portion of the 2.50% Senior Guaranteed Exchangeable Bonds (i) on or after August 14, 2022, if certain conditions related to the price of our shares have been satisfied, at a price equal to 100 percent of the aggregate principal amount and (ii) on or after August 14, 2023, at specified redemption prices.  Perestroika AS, an entity affiliated with one of our directors that beneficially owns approximately 10 percent of our shares, exchanged $356 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds for $213 million aggregate principal amount of the 2.50% Senior Guaranteed Exchangeable Bonds.  We recorded the conversion feature of the 2.50% Senior Guaranteed Exchangeable Bonds, measured at its estimated fair value of $46 million, to additional paid in capital.  We estimated the fair value by employing a binomial lattice model and by using significant other observable inputs, representative of a Level 2 fair value measurement, including the expected volatility of the market price for our shares.  In the three and nine months ended September 30, 2020, as a result of the 2020 Private Exchange, we recognized a gain of $72 million ($0.12 per diluted share), with no tax effect, associated with the restructuring of debt (see “—Debt restructuring and retirement”).

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

Priority guaranteed senior unsecured notes—On September 11, 2020, we issued $687 million aggregate principal amount of the 11.50% Senior Guaranteed Notes in non-cash exchange offers, pursuant to an exchange offer memorandum, dated August 10, 2020, as supplemented, for an aggregate principal amount of $1.51 billion of several series of our existing debt securities that were validly tendered and accepted for purchase (the “2020 Exchange Offers”).  We may redeem all or a portion of the 11.50% Senior Guaranteed Notes prior to July 30, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.  We may also use the net cash proceeds of certain equity offerings by Transocean Ltd. to redeem, on one or more occasions prior to July 30, 2023, up to a maximum of 40 percent of the original aggregate principal amount of the 11.50% Senior Guaranteed Notes, subject to certain adjustments, at a redemption price equal to 111.50 percent of the aggregate principal amount.  In the three and nine months ended September 30, 2020, as a result of the 2020 Exchange Offers, we recognized a gain of $356 million ($0.58 per diluted share), with no tax effect, associated with the restructuring of debt (see “—Debt restructuring and retirement”).

Debt restructuring and retirement

During the nine months ended September 30, 2021 and 2020, we restructured or retired certain notes as a result of redemption, exchange offers, private exchanges and open market repurchases.  We recorded the 2020 Private Exchange and the 2020 Exchange Offers

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

under ASC 470-60, Troubled Debt Restructuring by Debtors.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Nine months ended September 30,
	2021			2020
	Exchanged	Repurchased	Total	Exchanged	Redeemed	Repurchased	Total
6.50% Senior Notes due November 2020	$—	$—	$—	$—	$—	$15	$15
6.375% Senior Notes due December 2021	—	—	—	37	—	68	105
3.80% Senior Notes due October 2022	—	—	—	136	—	16	152
0.50% Exchangeable Senior Bonds due January 2023	323	—	323	397	—	4	401
5.375% Senior Secured Notes due May 2023	—	10	10	—	—	21	21
9.00% Senior Notes due July 2023	—	—	—	—	714	—	714
5.875% Senior Secured Notes due January 2024	—	41	41	—	—	—	—
7.25% Senior Notes due November 2025	—	—	—	207	—	—	207
7.50% Senior Notes due January 2026	—	—	—	181	—	—	181
8.00% Senior Notes due February 2027	—	—	—	138	—	—	138
7.45% Notes due April 2027	—	—	—	35	—	—	35
8.00% Debentures due April 2027	—	—	—	35	—	—	35
7.00% Notes due June 2028	—	—	—	39	—	—	39
7.50% Notes due April 2031	—	—	—	192	—	—	192
6.80% Senior Notes due March 2038	—	—	—	390	—	—	390
7.35% Senior Notes due December 2041	—	—	—	123	—	—	123
Aggregate principal amount restructured or retired	$323	$51	$374	$1,910	$714	$124	$2,748

Aggregate cash payment	$11	$51	$62	$9	$767	$91	$867
Aggregate principal amount of debt issued in exchanges	$294	$—	$294	$925	$—	$—	$925
Aggregate net gain, three-month period	$—	$—	$—	$428	$—	$21	$449
Aggregate net gain (loss), nine-month period	$51	$—	$51	$428	$(65)	$33	$396

See Note 13—Subsequent Events.

Note 8—Income Taxes

Tax provision and rate—In the nine months ended September 30, 2021 and 2020, our effective tax rate was (3.2) percent and (0.8) percent, respectively, based on loss before income tax expense.  In the nine months ended September 30, 2021 and 2020, the effect of various discrete period tax items was a net tax benefit of $25 million and $54 million, respectively.  In the nine months ended September 30, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt, expiration and settlements of various uncertain tax positions, remeasurement of deferred tax liabilities related to the jurisdictional ownership changes of certain assets and changes in valuation allowances.  In the nine months ended September 30, 2020, such discrete items included losses on impairment and disposal of assets, gain on restructuring and retirement of debt, revenues recognized for the settlement of disputes, the loss on impairment of an investment in an unconsolidated affiliate, the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, and settlements and expirations of various uncertain tax positions.  In the nine months ended September 30, 2021 and 2020, our effective tax rate, excluding discrete items, was (11.2) percent and (16.4) percent, respectively, based on loss before income tax expense.

Tax positions and returns—We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes that are subject to changes resulting from new legislation, interpretation or guidance.  From time to time, as a result of these changes, we may revise previously evaluated tax positions, which could cause us to adjust our recorded tax assets and liabilities.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously.  Although we can provide no assurance as to the outcome of the aforementioned changes, examinations or assessments, we do not expect the ultimate liability to have a material adverse effect on our condensed consolidated statement of financial position or results of operations; however, it could have a material adverse effect on our condensed consolidated statement of cash flows.

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are currently engaged in the appeals process.  During the years ended December 31, 2018 and 2019, a portion of the two cases was favorably closed.  As of September 30, 2021, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 634 million, equivalent to approximately $116 million, and indirect tax of BRL 109 million, equivalent to $20 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share were as follows (in millions, except per share data):

	Three months ended				Nine months ended
	September 30,				September 30,
	2021		2020		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss) attributable to controlling interest	$(130)	$(130)	$359	$359	$(332)	$(332)	$(530)	$(530)
Effect of interest expense on convertible debt instruments	—	—	—	1	—	—	—	—
Earnings (loss) for per share calculation	$(130)	$(130)	$359	$360	$(332)	$(332)	$(530)	$(530)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	651	651	615	615	629	629	614	614
Effect of share-based awards	2	2	1	3	1	1	1	1
Effect of convertible debt instruments	—	—	—	84	—	—	—	—
Weighted-average shares for per share calculation	653	653	616	702	630	630	615	615

Earnings (loss) per share	$(0.20)	$(0.20)	$0.58	$0.51	$(0.53)	$(0.53)	$(0.86)	$(0.86)

In the three and nine months ended September 30, 2021, we excluded from the calculation 13.0 million and 12.3 million shares, respectively, issuable pursuant to share-based awards since the effect would have been antidilutive.  In the three and nine months ended September 30, 2020, we excluded from the calculation 7.9 million and 10.8 million shares, respectively, issuable pursuant to share-based awards since the effect would have been antidilutive.  In the three and nine months ended September 30, 2021, we excluded from the calculation 108.1 million and 103.1 million shares, respectively, issuable upon exchange of the 0.50% Exchangeable Senior Bonds, the 2.50% Senior Guaranteed Exchangeable Bonds and the 4.00% Senior Guaranteed Exchangeable Bonds since the effect would have been antidilutive.  In the nine months ended September 30, 2020, we excluded from the calculation 84.0 million shares issuable upon exchange of the 0.50% Exchangeable Senior Bonds and the 2.50% Senior Guaranteed Exchangeable Bonds since the effect would have been antidilutive.

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

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court-appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos-containing products or used asbestos-containing drilling mud additives in connection with land-based drilling operations.  As of September 30, 2021, 10 plaintiffs have claims pending in Louisiana and 13 plaintiffs have claims pending in Illinois and Missouri, in which we have or may have an interest. We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we are not certain whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries has been named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2021, the subsidiary was a defendant in approximately 254 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In September 2018, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provided the subsidiary with cash and an annuity.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 11—Equity

Share issuance—In June 2021, we commenced an at-the-market equity offering (the “ATM Program”).  On June 14, 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with up to a maximum aggregate net offering price of $400 million, under the ATM Program.  We intend to use the net proceeds from the ATM Program for general corporate purposes, which may include, among other things the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In the three and nine months ended September 30, 2021, we received aggregate cash proceeds of $75 million and $141 million, respectively, net of issue costs, for the aggregate sale of 16.5 million and 31.7 million shares, respectively, under the ATM Program.  See Note 13—Subsequent Events.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 12—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$900	$900	$1,154	$1,154
Restricted cash and cash equivalents	576	576	406	406
Long-term loans receivable from unconsolidated affiliates	35	32	2	2
Total debt	7,348	6,183	7,807	4,820

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

Total debt—The carrying amount of our total debt represents the principal amount, net of unamortized discounts, premiums, issue costs and fair value adjustments along with contractual interest payments of previously restructured debt.  The carrying amount and fair value of our total debt includes amounts related to certain exchangeable debt instruments (see Note 7—Debt).  We measured the estimated fair value of our total debt using significant other observable inputs, representative of a Level 2 fair value measurement, including the terms and credit spreads for the instruments and, with respect to the exchangeable debt instruments, the expected volatility of the market price for our shares.

Note 13—Subsequent Events

Debt retirement—Subsequent to September 30, 2021, we repurchased in the open market $28 million aggregate principal amount of the 5.875% senior secured notes due January 2024 and the 5.375% senior secured notes due May 2023 and made an aggregate cash payment of $28 million.

Share issuance—Subsequent to September 30, 2021, we received aggregate cash proceeds of $17 million, net of issue costs, for the aggregate sale of 4.3 million shares under the ATM Program.

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 25, 2021, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, including 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of October 25, 2021, we were constructing two ultra-deepwater drillships.

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

Significant Events

Share issuance—In June 2021, we commenced an at-the-market equity offering (the “ATM Program”).  In the nine months ended September 30, 2021, we received aggregate cash proceeds of $141 million, net of issue costs, for the aggregate sale of 31.7 million shares under the ATM Program.  In October 2021, we received aggregate cash proceeds of $17 million, net of issue costs, for the aggregate sale of 4.3 million shares under the ATM Program.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

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

Debt exchanges—On February 26, 2021, we completed private exchanges of $323 million aggregate principal amount of outstanding 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) for $294 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”), together with an aggregate cash payment of $11 million.  In the nine months ended September 30, 2021, we recognized a gain of $51 million associated with the retirement of exchanged debt.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—In the nine months ended September 30, 2021, we repurchased in the open market $51 million aggregate principal amount of our debt securities for an aggregate cash payment of $51 million.  In October 2021, we repurchased in the open market $28 million aggregate principal amount of our debt securities for an aggregate cash payment of $28 million.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Dispositions—During the nine months ended September 30, 2021, we completed the sale of one harsh environment floater, along with related assets, for which we received $4 million aggregate net cash proceeds and recognized an aggregate net loss of $60 million associated with the disposal of these assets.  See “—Operating Results.”

Outlook

Drilling market—We continue to observe a steady improvement in the outlook for the global economic recovery and for oil and natural gas fundamentals and pricing.  This improved outlook is supported by the delivery of effective vaccines, the deployment of economic stimulus packages, and the improving economic activities associated with a more confident stance on defeating the pandemic.  We remain cautiously optimistic about the recovery of the global economy, even in the context of emerging COVID variants, and can see the path to pre-pandemic levels of drilling activity.  We expect that demand for hydrocarbons may return to or exceed pre-pandemic levels within the next year or two.

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

Global energy demand is expected to increase in member and non-member countries of the Organization for Economic Co-Operation and Development.  Non-member countries, in particular, are expected to experience the largest population growth and most significant increases in living standards, creating a compounding effect on energy consumption.  We believe that this forecasted increase in global energy demand will support an increase in demand for oil and gas.  In the context of the sharp decline in production activities that resulted from the pandemic and the lack of investment in exploration and production activities over the past several years, we believe an increase in demand will precipitate substantial supply constraints that are not easily reversed without significant new investment in drilling.

With deepwater and harsh environment fields offering increasingly competitive returns, combined with their comparably low carbon intensity of production, we expect a significant portion of required spending in fossil fuel development will be allocated to deepwater and harsh environment projects.  The restructuring and subsequent consolidation of many of our competitors plus the accelerated retirement of units seen over the past several months and projected through the remainder of this year, should facilitate higher utilization of active assets and more efficient allocation of capital amongst restructured drilling contractors.  In summary, our improving market dynamics combined with increasing demand for deepwater and harsh environment drilling have the potential to provide a materially better business environment for offshore drillers that weathered the effects of the pandemic and now move towards a more favorable outlook for 2022 and beyond.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 25, 2021, the uncommitted fleet rates for the remainder of 2021 and each of the four years in the period ending December 31, 2025 were as follows:

	2021	2022	2023	2024	2025
Uncommitted fleet rate
Ultra-deepwater floaters	48%	60%	73%	82%	83%
Harsh environment floaters	40%	42%	76%	98%	100%

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

	October 25,	July 21,	February 12,
	2021	2021	2021

Contract backlog	(In millions)
Ultra-deepwater floaters	$5,626	$5,706	$5,911
Harsh environment floaters	1,443	1,639	1,931
Total contract backlog	$7,069	$7,345	$7,842

We believe our industry-leading contract backlog sets us apart from the competition.  Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  Our contract backlog includes amounts associated with our contracted newbuild units that are currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive, or an alternative contractual dayrate, such as a waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

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

	Three months ended
	September 30,	June 30,	September 30,
	2021	2021	2020
Average daily revenue
Ultra-deepwater floaters	$351,900	$363,500	$329,300
Harsh environment floaters	$401,600	$379,900	$372,500
Total fleet average daily revenue	$367,100	$369,400	$343,500

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

	Three months ended
	September 30,	June 30,	September 30,
	2021	2021	2020
Revenue efficiency
Ultra-deepwater floaters	96%	98%	97%
Harsh environment floaters	103%	98%	96%
Total fleet average revenue efficiency	98%	98%	97%

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

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2021	2021	2020
Rig utilization
Ultra-deepwater floaters	50%	48%	60%
Harsh environment floaters	60%	73%	75%
Total fleet average rig utilization	53%	55%	65%

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

Operating Results

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2021	2020	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	1,797	2,307	(510)	(22)%
Average daily revenue	$367,100	$343,500	$23,600	7%
Revenue efficiency	98%	97%
Rig utilization	53%	65%

Contract drilling revenues	$626	$773	$(147)	(19)%

Operating and maintenance expense	(398)	(470)	72	15%
Depreciation and amortization expense	(185)	(190)	5	3%
General and administrative expense	(40)	(45)	5	11%
Loss on impairment	—	—	—	nm
Loss on disposal of assets, net	(3)	(64)	61	95%
Operating income	—	4	(4)	nm

Other income (expense), net
Interest income	4	6	(2)	(33)%
Interest expense, net of amounts capitalized	(110)	(145)	35	24%
Gain on restructuring and retirement of debt	—	449	(449)	nm
Other, net	3	21	(18)	86%
Income (loss) before income tax (expense) benefit	(103)	335	(438)	nm
Income tax (expense) benefit	(27)	24	(51)	nm
Net income (loss)	$(130)	$359	$(489)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the following: (a) approximately $80 million resulting from higher idle time for the marketed fleet, (b) approximately $35 million resulting from rigs that were cold stacked, (c) approximately $30 million resulting from rigs that were sold, (d) approximately $15 million resulting from higher shipyard days and (e) approximately $5 million due to lower customer reimbursables related to COVID-19.  These decreases were partially offset by approximately $15 million resulting from an increased average daily revenue.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended September  30, 2021, compared to the three months ended September  30, 2020, primarily due to the following: (a) approximately $25 million resulting from rigs that were cold stacked, (b) approximately $25 million resulting from rigs that were sold, (c) approximately $25 million resulting from Transocean Norge being idle and (d) approximately $10 million resulting from reduced onshore personnel costs.  These decreases were partially offset by the following increases: (a) approximately $10 million resulting from shipyard and maintenance costs and (b) approximately $5 million of personnel costs due to unfavorable exchange rates.

Loss on disposal of assets—In the three months ended September 30, 2020, we recognized an aggregate loss of $61 million associated with the sale of three harsh environment floaters and two midwater floaters, along with related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the following: (a) $20 million resulting from our debt restructuring in the three months ended September 30, 2020 and (b) approximately $17 million resulting from debt repaid as scheduled or retired early in our open market repurchases, redemption and cash tender offers subsequent to July 1, 2020, partially offset by a net increase of (c) $4 million resulting from private debt exchanges completed in February 2021.

In the three months ended September 30, 2020, we recognized an aggregate net gain of $428 million associated with restructuring debt in the exchange transactions in August and September 2020 and an aggregate net gain of $21 million associated with the retirement of $49 million aggregate principal amount of our debt securities repurchased in the open market.

Other income, net, decreased in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to decreased earnings of $9 million related to our investment in Orion Holdings (Cayman) Ltd. (“Orion”).

Income tax expense—In the three months ended September 30, 2021 and 2020, our effective tax rate was (26.1) percent and (7.0) percent, respectively, based on income (loss) before income tax expense or benefit.  In the three months ended September 30, 2021 and 2020, the effect of various discrete period tax items was a net tax expense of $8 million and a net tax benefit of $45 million, respectively.

In the three months ended September 30, 2021, such discrete items included expiration and settlements of various uncertain tax positions, remeasurement of deferred tax liabilities related to jurisdictional ownership changes of certain assets and changes in valuation allowances.  In the three months ended September 30, 2020, such discrete items included the gain on the restructuring and retirement of debt, loss on disposal of assets, additional carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, and settlements and expirations of various uncertain tax positions.  In the three months ended September 30, 2021 and 2020, our effective tax rate, excluding discrete items, was (18.1) percent and (45.6) percent, respectively, based on income (loss) before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended September 30, 2021, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on deemed profits, which may differ significantly from actual earnings, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Switzerland, Norway, Hungary and Brazil.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2021	2020	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	5,419	7,127	(1,708)	(24)%
Average daily revenue	$370,100	$321,800	$48,300	15%
Revenue efficiency	98%	96%
Rig utilization	53%	64%

Contract drilling revenues	$1,935	$2,462	$(527)	(21)%

Operating and maintenance expense	(1,267)	(1,535)	268	17%
Depreciation and amortization expense	(558)	(592)	34	6%
General and administrative expense	(118)	(133)	15	11%
Loss on impairment	—	(597)	597	nm
Loss on disposal of assets, net	(61)	(64)	3	5%
Operating loss	(69)	(459)	390	85%

Other income (expense), net
Interest income	11	19	(8)	(42)%
Interest expense, net of amounts capitalized	(340)	(458)	118	26%
Gain on restructuring and retirement of debt	51	396	(345)	(87)%
Other, net	26	(23)	49	nm
Loss before income tax expense	(321)	(525)	204	39%
Income tax expense	(10)	(4)	(6)	nm
Net loss	$(331)	$(529)	$198	37%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the following: (a) approximately $200 million resulting from the settlement of disputes and payments for early termination of a contract in the nine months ended September 30, 2020 with no comparable activity in the current-year period, (b) approximately $175 million resulting from rigs that were idle or in shipyard in the nine months ended September 31, 2021, (c) approximately $145 million resulting from rigs that were cold stacked and (d) approximately $85 million resulting from rigs that were sold.  These decreases were partially offset by the following increases: (a) approximately $55 million resulting from an increased average daily revenue and (b) approximately $25 million resulting from higher revenue efficiency.

Costs and expenses—Operating and maintenance costs and expenses decreased for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the following: (a) approximately $130 million resulting from rigs that were cold stacked, (b) approximately $75 million resulting from rigs that were sold, (c) approximately $25 million resulting from Transocean Norge being idle, (d) approximately $25 million of litigation and settlement costs in the prior-year period, (e) approximately $20 million resulting from onshore personnel costs, and (f) approximately $5 million resulting from reimbursable expenses unrelated to

COVID-19.  These decreases were partially offset by the following increases: (a) approximately $25 million resulting from shipyard and maintenance costs primarily driven by out-of-service activities and (b) approximately $25 million of personnel costs due to unfavorable exchange rates.

Depreciation and amortization expense decreased for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $21 million resulting from rigs sold or classified as held for sale and $12 million resulting from assets that had reached the end of their useful lives or had been retired.

General and administrative costs and expenses decreased for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to (a) $9 million of reduced personnel costs, including severance, (b) $5 million of reduced costs for information systems and technology and (c) $3 million of reduced office rent expense, partially offset by (d) $4 million of increased legal and professional fees and (e) $3 million of increased insurance costs.

Loss on impairment and disposal of assets—In the nine months ended September 30, 2020, we recognized a loss on the impairment of assets, including an aggregate net loss of $556 million associated with assets that we determined were impaired at the time we classified them as held for sale, a loss of $31 million associated with the impairment of our midwater floater asset group and a loss of $10 million associated with the impairment of other assets.

In the nine months ended September 30, 2021, we recognized a loss of $60 million associated with the sale of a harsh environment floater and related assets. In the nine months ended September 30, 2020, we recognized an aggregate loss of $61 million associated with the sale of three harsh environment floaters and three midwater floaters, along with related assets.  In the nine months ended September 30, 2021 and 2020, we recognized an aggregate loss of $1 million and $3 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the following: (a) $71 million resulting from our debt restructuring in the nine months ended September 30, 2020 and (b) approximately $60 million resulting from debt repaid as scheduled or retired early in our open market repurchases, redemption and cash tender offers subsequent to January 1, 2020, partially offset by a net increase of (c) $10 million resulting from private debt exchanges completed in February 2021.

In the nine months ended September 30, 2021, we recognized an aggregate net gain of $51 million associated with the retirement of $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds as a result of private exchanges.  In the nine months ended September 30, 2020, we recognized a gain on restructuring and retirement of debt, primarily due to the following: (a) an aggregate gain of $428 million associated with the restructuring of debt in the exchange transactions in August and September 2020 and (b) an aggregate gain of $33 million associated with the retirement of $124 million aggregate principal amount of our debt securities repurchased in the open market, partially offset by (c) a loss of $65 million associated with the full redemption of the 9.00% senior notes due July 2023 (the “9.00% Senior Notes”).

Other income, net, increased in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to (a) a loss of $59 million recognized in the prior-year period associated with the impairment of our equity investment in Orion, (b) increased income of $9 million related to our dual-activity patent resulting from settlements and (c) increased income of $9 million related to the non-service components of net periodic benefit income, partially offset by (d) decreased income of $21 million related to our investment in Orion.

Income tax expense—In the nine months ended September 30, 2021 and 2020, our effective tax rate was (3.2) percent and (0.8) percent, respectively, based on loss before income tax expense.  In the nine months ended September 30, 2021 and 2020, the effect of various discrete period tax items was a net tax benefit of $25 million and $54 million, respectively.  In the nine months ended September 30, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt, expiration and settlements of various uncertain tax positions, remeasurement of deferred tax liabilities related to jurisdictional ownership changes of certain assets and changes in valuation allowances.  In the nine months ended September 30, 2020, such discrete items included losses on impairment and disposal of assets, gain on restructuring and retirement of debt, revenues recognized for the settlement of disputes, the loss on impairment of an investment in an unconsolidated affiliate, the carryback of net operating losses in the U.S. as a result of the Coronavirus Aid, Relief, and Economic Security Act, which included the release of valuation allowances previously recorded, and settlements and expirations of various uncertain tax positions.  In the nine months ended September 30, 2021 and 2020, our effective tax rate, excluding discrete items, was (11.2) percent and (16.4) percent, respectively, based on loss before income tax expense.  In the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, our effective tax rate increased primarily due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the nine months ended September 30, 2021, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on deemed profits, which may differ significantly from actual earnings, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Switzerland, Norway, Hungary and Brazil.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2021, we had $900 million in unrestricted cash and cash equivalents and $576 million in restricted cash and cash equivalents.  In the nine months ended September 30, 2021, our primary sources of cash were net cash provided by our operating activities and net cash proceeds from the issuance of shares under the ATM Program.  Our primary uses of cash were repayments of debt and capital expenditures.

	Nine months ended
	September 30,
	2021	2020	Change

	(In millions)
Cash flows from operating activities
Net loss	$(331)	$(529)	$198
Non-cash items, net	831	1,168	(337)
Changes in operating assets and liabilities, net	(110)	(519)	409
	$390	$120	$270

Net cash provided by operating activities increased primarily due to (a) reduced cash interest payments, (b) the cash payment of $125 million released from restricted cash to satisfy our remaining obligations under the Plaintiff Steering Committee settlement agreement in June 2020 with no comparable activity in the current-year period and (c) reduced net cash paid for income taxes.

	Nine months ended
	September 30,
	2021	2020	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(137)	$(218)	$81
Proceeds from disposal of assets, net	8	15	(7)
Investment in loans to unconsolidated affiliate	(33)	—	(33)
Investments in unconsolidated affiliates	—	(17)	17
	$(162)	$(220)	$58

Net cash used in investing activities decreased primarily due to (a) reduced capital expenditures unrelated to our two newbuilds under construction and (b) investments in equity of unconsolidated affiliates in the prior-year period, partially offset by (c) investments in loans to Orion in the current-year period.

	Nine months ended
	September 30,
	2021	2020	Change

	(In millions)
Cash flows from financing activities
Repayments of debt	$(423)	$(1,135)	$712
Proceeds from issuance of shares, net of issue costs	141	—	141
Proceeds from issuance of debt, net of issue costs	—	743	(743)
Other, net	(30)	(27)	(3)
	$(312)	$(419)	$107

Net cash used in financing activities decreased primarily due to (a) reduced cash used to repay debt, primarily as a result of the redemption of $714 million aggregate principal amount of the 9.00% Senior Notes in the prior-year period and (b) aggregate net cash proceeds from the issuance of 31.7 million shares under the ATM Program in the current-year period, partially offset by (c) net cash proceeds from the issuance of the 8.00% senior unsecured notes due February 2027 (“8.00% Senior Notes”) in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Shipyard Loans or the Secured Credit Facility, as defined below, or proceeds from the disposal of assets, the issuance of additional debt or the issuance of additional shares under the ATM Program to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may consider establishing additional financing arrangements with banks or other capital providers, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or through exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including the exchange transactions completed in February 2021 and in the year ended December 31, 2020.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

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

Secured Credit Facility—We have a $1.3 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to expire on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros, Development Driller III, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen.  The maximum borrowing capacity will be reduced to $1.0 billion if, and so long as, our leverage ratio, measured as the aggregate principal amount of debt outstanding to earnings before interest, taxes, depreciation and amortization, exceeds 10.00 to 1.00.  The Secured Credit Facility contains covenants that, among other things, include maintenance of certain guarantee and collateral coverage ratios, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At October 25, 2021, we had no borrowings outstanding, $19 million of letters of credit issued, and we had $1.3 billion of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—In June 2021, we and Jurong Shipyard Pte Ltd. entered into the Shipyard Loans to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  We expect to borrow approximately $370 million upon delivery of Deepwater Atlas in the six months ending June 30, 2022, and we expect to borrow approximately $90 million upon delivery of Deepwater Titan in the three months ending September 30, 2022.  The Shipyard Loans are guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas will be secured by, among other security, a lien on the rig.  In certain circumstances, the maximum aggregate borrowing capacity under the Shipyard Loan for Deepwater Titan may be increased to approximately $440 million, and such Shipyard Loan may also be secured by, among other security, a lien on the rig.  We will repay the borrowings, together with interest of 4.5 percent per annum, according to the selected installment schedule over a maximum of a six-year period following delivery of the drilling rigs.  We have the right to prepay any outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limits the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.  At October 25, 2021, we had no borrowings outstanding under the Shipyard Loans.

Share issuance—On June 14, 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with up to an aggregate net offering price of $400 million, pursuant to the ATM Program.  We intend to use the net proceeds from the sale of our shares under the ATM Program for general corporate purposes, which may include, among other things the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In the nine months ended September 30, 2021, we received aggregate cash proceeds of $141 million, net of issue costs, for the aggregate sale of 31.7 million shares under the ATM Program.  In October 2021, we received aggregate cash proceeds of $17 million, net of issue costs, for the aggregate sale of 4.3 million shares under the ATM Program.

Debt exchanges—On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in private exchanges for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  The 4.00% Senior Guaranteed Exchangeable Bonds are guaranteed by Transocean Ltd. and the same subsidiaries of Transocean Inc. that guarantee the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) and the 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”).  The indenture that governs the 4.00% Senior Guaranteed Exchangeable Bonds also requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  The 4.00% Senior Guaranteed Exchangeable Bonds may be exchanged at any time prior to the close of business on the second business day immediately preceding the maturity date at a current exchange rate of 190.4762 Transocean Ltd. shares per $1,000 note, which implies an exchange price of $5.25 per share, subject to adjustment upon the occurrence of certain events, and any such exchange may be settled in cash, Transocean Ltd. shares or a combination of cash and Transocean Ltd. shares, at our election.

On August 14, 2020, we issued $238 million aggregate principal amount of the 2.50% Senior Guaranteed Exchangeable Bonds in private exchanges for $397 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  The 2.50% Senior Guaranteed Exchangeable Bonds are fully and unconditionally guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc.  We may redeem all or a portion of the 2.50% Senior Guaranteed Exchangeable Bonds (i) on or after August 14, 2022, if certain conditions related to the price of our shares have been satisfied, at a price equal to 100 percent of the aggregate principal amount and (ii) on or after August 14, 2023, at specified redemption prices.  The indenture that governs the 2.50% Senior Guaranteed Exchangeable Bonds contains covenants that, among other things, limit our ability to incur certain liens on our drilling units without equally and ratably securing the notes, engage in certain sale and lease back transactions covering any of our drilling units, allow our subsidiaries to incur certain additional debt, and consolidate, merge or enter into a scheme of arrangement qualifying as an amalgamation.  The indenture that governs the 2.50% Senior Guaranteed Exchangeable Bonds also requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  The 2.50% Senior Guaranteed Exchangeable Bonds may be exchanged at any time prior to the close of business on the second business day immediately preceding the maturity date or the redemption date at a current exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note, which implies an exchange price of $6.17 per share, subject to adjustment upon the occurrence of certain events.

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

Early debt retirement—In the nine months ended September 30, 2021, we repurchased in the open market $51 million aggregate principal amount of our debt securities for an aggregate cash payment of $51 million.  In October 2021, we repurchased in the open market $28 million aggregate principal amount of our debt securities for an aggregate cash payment of $28 million.

On February 18, 2020, we made an aggregate cash payment of $767 million, including the make-whole premium, to redeem in full the then-outstanding 9.00% Senior Notes.  On November 9, 2020, we completed the cash tender offers to purchase certain debt securities, and as a result, we made an aggregate cash payment of $222 million to settle the validly tendered notes.  In the year ended December 31, 2020, we also made an aggregate cash payment of $110 million to repurchase in the open market $147 million aggregate principal amount of our debt securities.

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

Equity and debt investments—In the year ended December 31, 2020, we made an aggregate cash investment of $19 million in noncontrolling ownership interests in certain unconsolidated affiliates.  Our most significant equity investment is a 33.0 percent ownership interest in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  In June 2021, we agreed to participate in a financing arrangement for Orion at a rate equivalent to our ownership interest in Orion and made a cash investment of $33 million in the loan facility.  We also hold equity investments in certain companies that are involved in researching and developing technology to improve efficiency and reliability and to increase automation, sustainability and safety in drilling and other activities.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.5 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At September 30, 2021, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.2 billion, equivalent to approximately $3.5 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations—As of September 30, 2021, with exception to the following, there have been no material changes to the contractual obligations as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020:

		Twelve months ending September 30,
	Total	2022	2023 - 2024	2025 - 2026	Thereafter

	(in millions)
Debt	$7,426	$586	$1,475	$2,105	$3,260
Interest on debt	2,485	397	686	484	918
Total	$9,911	$983	$2,161	$2,589	$4,178

Other commercial commitments—As of September 30, 2021, there have been no material changes to the commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020.

Drilling fleet

Expansion—From time to time, we review possible acquisitions of businesses and drilling rigs and may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades, new rig construction, or the acquisition of a rig under construction.  Any such investment could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  We may commit to such investment without first obtaining customer contracts, and our failure to subsequently secure drilling contracts in these instances could have an adverse effect on our results of operations or cash flows.

The historical and projected capital expenditures, capitalized interest and other cash or non-cash capital additions for our ongoing major construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	nine months	three months			Total
	through	ended	ending			estimated
	December 31,	September 30,	December 31,	For the years ending December 31,		costs at
	2020	2021	2021	2022	2023	completion

	(In millions)
Deepwater Atlas (a)	$369	$37	$55	$614	$35	$1,110
Deepwater Titan (b)	412	69	49	632	23	1,185
Total	$781	$106	$104	$1,246	$58	$2,295
(a)	Deepwater Atlas is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Atlas in the first half of 2022, and upon delivery, we expect to borrow approximately $370 million under the Shipyard Loan, which may be discounted for imputed interest, to finance the final installment to the shipyard (see “—Sources and uses of liquidity”). The rig is expected to commence operations under its drilling contract, in the first of two phases, in the second half of 2022, using a 15,000 pounds per square inch blowout preventer. Before the start of the second phase, the rig will undergo installation of a 20,000 pounds per square inch blowout preventer and related equipment, which is expected to be commissioned in the year ending December 31, 2023.
(b)	Deepwater Titan is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Titan in the third quarter of 2022, and upon delivery, we expect to borrow approximately $90 million under the Shipyard Loan, which may be discounted for imputed interest, to finance a portion of the final installment to the shipyard (see “—Sources and uses of liquidity”). The rig is expected to commence operations under its drilling contract in the first half of 2023. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of certain drilling assets.  Considering market conditions, we have committed to plans to sell certain lower-specification drilling units for scrap value.  During the nine months ended September 30, 2021, we completed the sale of one harsh environment floater and related assets, and we received net cash proceeds of $4 million.  During the year ended December 31, 2020, we completed the sale of one ultra-deepwater floater, three harsh environment floaters and three midwater floaters, along with related assets, and we received aggregate net cash proceeds of $20 million.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  This discussion should be read in conjunction with disclosures included in the notes to our condensed consolidated financial statements related to estimates, contingencies and other accounting policies.  We disclose our significant accounting policies in Note 2 to our condensed consolidated financial statements in this quarterly report on Form 10-Q and in Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020.  For a discussion of the new accounting standards updates that have had or are expected to have an effect on our condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements—Note 3—Accounting Standards Update in this quarterly report on Form 10-Q.  For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2020.  As of September 30, 2021, there have been no material changes to the critical accounting policies and estimates on which our judgments, assumptions and estimates are based.

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

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes that are subject to changes resulting from new legislation, interpretation or guidance.  From time to time, as a result of these changes, we may revise previously evaluated tax positions, which could cause us to adjust our recorded tax assets and liabilities.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously.  Although we can provide no assurance as to the outcome of the aforementioned changes, examinations or assessments, we do not expect the ultimate liability to have a material adverse effect on our condensed consolidated statement of financial position or results of operations; however, it could have a material adverse effect on our condensed consolidated statement of cash flows.  See Notes to Condensed Consolidated Financial Statements—Note 8—Income Taxes.

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

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The expected maturity amounts, presented below, include both principal and other installments, representing the contractual interest payments resulting from previously restructured debt.  The following table presents information as of September 30, 2021 for the 12-month periods ending September 30 (in millions, except interest rate percentages):

	Scheduled Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$586	$858	$617	$670	$1,435	$3,260	$7,426	$6,183
Average interest rate	5.68%	4.65%	5.63%	6.00%	6.31%	5.47%

At September 30, 2021 and December 31, 2020, the fair value of our outstanding debt was $6.2 billion and $4.8 billion, respectively.  During the nine months ended September 30, 2021, the fair value of our debt increased by $1.4 billion due to the following: (a) a net increase of $1.6 billion resulting from changes in the market prices of our outstanding debt, (b) a net increase of $156 million due to the issuance of the 4.00% senior guaranteed exchangeable bonds due December 2025 in private exchanges for the 0.50% exchangeable senior bonds due January 2023, partially offset by (c) a decrease of $306 million due to repayments of debt at scheduled maturities and (d) a decrease of $43 million due to debt repurchased in the open market.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2021, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program or in response to events arising generally within our industry and in the markets where we do business.  We evaluate matters on a case by case basis, investigate allegations in accordance with our policies and cooperate with applicable governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has occurred or will occur; however, we can provide no assurance as to the outcome of these matters.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
July 2021	—	$—	—	$3,481
August 2021	—	—	—	3,481
September 2021	—	—	—	3,481
Total	—	$—	—	$3,481
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.5 billion. At September 30, 2021, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.2 billion, equivalent to $3.5 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”
Item 5.	Other Information

On October 27, 2021, we amended our Articles of Association (as amended, the “Articles of Association”) to reflect changes in our total issued share capital resulting from the issuance of 42.5 million Transocean Ltd. shares to one of our wholly owned subsidiaries at par value for a total consideration of CHF 4,250,000.  The issuance of these shares is exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.  Our Articles of Association now reflect a share capital of CHF 72,817,616.50 divided into 728,176,165 fully paid registered shares.

The foregoing description of the Articles of Association is qualified in its entirety by reference to the full text of the Articles of Association, a copy of which is filed herewith as Exhibit 3.1 and is incorporated herein by reference.

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Filed herewith
3.2	Organizational Regulations of Transocean Ltd., adopted April 7, 2021	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Number	Description	Location
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020; (ii) our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020; (iii) our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020; (iv) our condensed consolidated statements of equity for the three and nine months ended September 30, 2021 and 2020; (v) our condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 2, 2021.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)