Form 10-Q
period 2022-03-31
Transocean Ltd.
filed 2022-05-03
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 25, 2022, 681,055,951 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2022

PART I.  FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Contract drilling revenues	$586	$653

Costs and expenses
Operating and maintenance	412	435
Depreciation and amortization	183	187
General and administrative	42	39
	637	661

Gain (loss) on disposal of assets, net	1	(59)
Operating loss	(50)	(67)

Other income (expense), net
Interest income	2	3
Interest expense, net of amounts capitalized	(102)	(115)
Gain on retirement of debt	—	51
Other, net	1	9
	(99)	(52)
Loss before income tax expense (benefit)	(149)	(119)
Income tax expense (benefit)	26	(21)

Net loss	(175)	(98)
Net income attributable to noncontrolling interest	—	1
Net loss attributable to controlling interest	$(175)	$(99)

Loss per share, basic and diluted	$(0.26)	$(0.16)
Weighted-average shares, basic and diluted	664	617

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2022	2021

Net loss	$(175)	$(98)
Net income attributable to noncontrolling interest	—	1
Net loss attributable to controlling interest	(175)	(99)

Components of net periodic benefit costs before reclassifications	(11)	(5)
Components of net periodic benefit costs reclassified to net loss	1	1

Other comprehensive loss before income taxes	(10)	(4)
Income taxes related to other comprehensive loss	—	—
Other comprehensive loss	(10)	(4)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive loss attributable to controlling interest	(10)	(4)

Total comprehensive loss	(185)	(102)
Total comprehensive income attributable to noncontrolling interest	—	1
Total comprehensive loss attributable to controlling interest	$(185)	$(103)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Cash and cash equivalents	$911	$976
Accounts receivable, net of allowance of $2 at March 31, 2022 and December 31, 2021	525	492
Materials and supplies, net of allowance of $188 and $183 at March 31, 2022 and December 31, 2021, respectively	386	392
Restricted cash and cash equivalents	315	436
Other current assets	142	148
Total current assets	2,279	2,444

Property and equipment	23,245	23,152
Less accumulated depreciation	(6,232)	(6,054)
Property and equipment, net	17,013	17,098
Contract intangible assets	144	173
Deferred tax assets, net	7	7
Other assets	920	959
Total assets	$20,363	$20,681

Liabilities and equity
Accounts payable	$206	$228
Accrued income taxes	19	17
Debt due within one year	636	513
Other current liabilities	491	545
Total current liabilities	1,352	1,303

Long-term debt	6,375	6,657
Deferred tax liabilities, net	470	447
Other long-term liabilities	1,035	1,068
Total long-term liabilities	7,880	8,172

Commitments and contingencies

Shares, CHF 0.10 par value, 891,379,306 authorized, 142,363,356 conditionally authorized, 754,244,072 issued and 681,055,270 outstanding at March 31, 2022, and 891,379,306 authorized, 142,363,356 conditionally
authorized, 728,176,456 issued and 655,505,335 outstanding at December 31, 2021	67	64
Additional paid-in capital	13,790	13,683
Accumulated deficit	(2,633)	(2,458)
Accumulated other comprehensive loss	(94)	(84)
Total controlling interest shareholders’ equity	11,130	11,205
Noncontrolling interest	1	1
Total equity	11,131	11,206
Total liabilities and equity	$20,363	$20,681

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Shares
Balance, beginning of period	$64	$60
Issuance of shares	3	—
Balance, end of period	67	$60

Additional paid-in capital
Balance, beginning of period	$13,683	$13,501
Share-based compensation	7	7
Issuance of shares	100	—
Balance, end of period	$13,790	$13,508

Accumulated deficit
Balance, beginning of period	$(2,458)	$(1,866)
Net loss attributable to controlling interest	(175)	(99)
Balance, end of period	$(2,633)	$(1,965)

Accumulated other comprehensive loss
Balance, beginning of period	$(84)	$(263)
Other comprehensive loss attributable to controlling interest	(10)	(4)
Balance, end of period	$(94)	$(267)

Total controlling interest shareholders’ equity
Balance, beginning of period	$11,205	$11,432
Total comprehensive loss attributable to controlling interest	(185)	(103)
Share-based compensation	7	7
Issuance of shares	103	—
Balance, end of period	$11,130	$11,336

Noncontrolling interest
Balance, beginning of period	$1	$3
Total comprehensive income attributable to noncontrolling interest	—	1
Balance, end of period	$1	$4

Total equity
Balance, beginning of period	$11,206	$11,435
Total comprehensive loss	(185)	(102)
Share-based compensation	7	7
Issuance of shares	103	—
Balance, end of period	$11,131	$11,340

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(175)	$(98)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Contract intangible asset amortization	29	56
Depreciation and amortization	183	187
Share-based compensation expense	7	7
(Gain) loss on disposal of assets, net	(1)	59
Gain on retirement of debt	—	(51)
Deferred income tax expense	23	2
Other, net	21	7
Changes in deferred revenues, net	(11)	(37)
Changes in deferred costs, net	(4)	3
Changes in other operating assets and liabilities, net	(73)	(39)
Net cash provided by (used in) operating activities	(1)	96

Cash flows from investing activities
Capital expenditures	(106)	(59)
Investments in unconsolidated affiliates	(15)	—
Proceeds from disposal of assets, net	1	6
Net cash used in investing activities	(120)	(53)

Cash flows from financing activities
Repayments of debt	(165)	(139)
Proceeds from issuance of shares, net of issue costs	103	—
Other, net	(3)	(10)
Net cash used in financing activities	(65)	(149)

Net decrease in unrestricted and restricted cash and cash equivalents	(186)	(106)
Unrestricted and restricted cash and cash equivalents, beginning of period	1,412	1,560
Unrestricted and restricted cash and cash equivalents, end of period	$1,226	$1,454

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of March 31, 2022, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of March 31, 2022, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, included in our annual report on Form 10-K filed on February 23, 2022.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make judgments by applying estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our income taxes, property and equipment, equity investments, contingencies, allowance for excess materials and supplies, intangibles, postemployment benefit plans and share-based compensation.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 3—Unconsolidated Affiliates

Equity investments—We hold noncontrolling equity investments in various unconsolidated companies, including (a) our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge, (b) our interests in certain companies that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for drilling and other activities and (c) our interest in Ocean Minerals LLC, the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that was recently awarded an exploration license by the Cook Islands Seabed Minerals Authority, granting it exploration rights to a large subsea geographic area with substantial quantities of polymetallic nodules.  In the three months ended March 31, 2022, we made an aggregate cash contribution of $15 million to our equity investments.  At March 31, 2022 and December 31, 2021, the aggregate carrying amount of our equity investments was $98 million and $91 million, respectively, recorded in other assets, of which the aggregate carrying amount of our equity investment in Orion was $54 million and $57 million, respectively.

Related party transactions—We engage in certain related party transactions with our unconsolidated affiliates, the most significant of which are under agreements with Orion.  We operate, stack and maintain Transocean Norge under a management services agreement, and we market Transocean Norge under a marketing services agreement.  We lease Transocean Norge under a short-term bareboat charter agreement, which is scheduled to expire in October 2022.  Additionally, we procure and provide services and equipment from and to other unconsolidated affiliates for technological innovation and subsea minerals exploration.

In June 2021, Orion refinanced its shipyard loans under a financing arrangement for $100 million, in which we participated at a rate equivalent to our ownership interest in Orion.  At March 31, 2022 and December 31, 2021, the principal amount of outstanding borrowings due to us under the financing arrangement was $34 million, recorded in other assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Revenues

Overview—Our drilling services represent a single performance obligation under our drilling contracts with customers that is satisfied over time, the duration of which varies by contract.  As of March 31, 2022, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through February 2028.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended March 31, 2022				Three months ended March 31, 2021
	U.S.	Norway	Other (a)	Total	U.S.	Norway	Other (a)	Total
Ultra-deepwater floaters	$268	$—	$122	$390	$266	$—	$170	$436
Harsh environment floaters	—	193	3	196	4	202	11	217
Total contract drilling revenues	$268	$193	$125	$586	$270	$202	$181	$653
(a)	Other represents the aggregate value for countries in which we operate that individually had attributable operating revenues representing less than 10 percent of consolidated operating revenues earned.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	December 31,
	2022	2021
Deferred contract revenues, recorded in other current liabilities	$86	$83
Deferred contract revenues, recorded in other long-term liabilities	251	265
Total contract liabilities	$337	$348

Significant changes in contract liabilities were as follows (in millions):

	Three months ended
	March 31,
	2022	2021
Total contract liabilities, beginning of period	$348	$456
Decrease due to recognition of revenues for goods and services	(26)	(44)
Increase due to goods and services transferred over time	15	7
Total contract liabilities, end of period	$337	$419

Pre-operating costs—In the three months ended March 31, 2022 and 2021, we recognized pre-operating costs of $12 million and $14 million, respectively, recorded in operating and maintenance costs.  At March 31, 2022 and December 31, 2021, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $27 million and $21 million, respectively, recorded in other assets.

Note 5—Long-Lived Assets

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Three months ended
	March 31,
	2022	2021
Construction work in progress, beginning of period	$1,017	$828

Capital expenditures
Newbuild construction program	92	45
Other equipment and construction projects	14	14
Total capital expenditures	106	59
Changes in accrued capital additions	(12)	(7)

Property and equipment placed into service	(12)	(14)
Construction work in progress, end of period	$1,099	$866

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
5.52% Senior Secured Notes due May 2022	$—	$18	$—	$18
3.80% Senior Notes due October 2022	27	27	27	27
0.50% Exchangeable Senior Bonds due January 2023	140	140	140	140
5.375% Senior Secured Notes due May 2023	306	306	304	304
5.875% Senior Secured Notes due January 2024	393	435	389	430
7.75% Senior Secured Notes due October 2024	300	300	296	296
6.25% Senior Secured Notes due December 2024	313	313	309	309
6.125% Senior Secured Notes due August 2025	369	402	364	397
7.25% Senior Notes due November 2025	411	411	407	406
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	294	294	266	264
7.50% Senior Notes due January 2026	569	569	566	565
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	238	238	268	271
11.50% Senior Guaranteed Notes due January 2027	687	687	1,043	1,078
6.875% Senior Secured Notes due February 2027	516	550	510	544
8.00% Senior Notes due February 2027	612	612	608	607
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
7.00% Notes due June 2028	261	261	265	265
7.50% Notes due April 2031	396	396	394	394
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,693	6,820	7,011	7,170

Less debt due within one year
5.52% Senior Secured Notes due May 2022	—	18	—	18
3.80% Senior Notes due October 2022	27	27	27	27
0.50% Exchangeable Senior Bonds due January 2023	140	—	140	—
5.375% Senior Secured Notes due May 2023	63	63	62	62
5.875% Senior Secured Notes due January 2024	83	83	81	80
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	61	61
6.125% Senior Secured Notes due August 2025	66	66	64	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	6	6
11.50% Senior Guaranteed Notes due January 2027	—	—	70	70
6.875% Senior Secured Notes due February 2027	69	69	67	67
Total debt due within one year	570	448	636	513
Total long-term debt	$6,123	$6,372	$6,375	$6,657

Scheduled maturities—At March 31, 2022, scheduled maturities of our debt, including the principal installments and other installments, representing the contractual interest payments of previously restructured debt, were as follows  (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending March 31,
2023	$570	$76	$646
2024	818	77	895
2025	516	77	593
2026	1,528	78	1,606
2027	1,743	78	1,821
Thereafter	1,518	—	1,518
Total installments of debt	$6,693	$386	7,079
Total unamortized debt-related balances, net			(68)
Total carrying amount of debt			$7,011

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Credit agreements

Secured Credit Facility—As of March 31, 2022, we have a $1.33 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to mature on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London Interbank Offered Rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At March 31, 2022, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.375 percent and the facility fee was 0.875 percent.  At March 31, 2022, we had no borrowings outstanding, $14 million of letters of credit issued, and we had $1.32 billion of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—In June 2021, one of our wholly owned subsidiaries entered into credit agreements with Jurong Shipyard Pte Ltd. establishing facilities (the “Shipyard Loans”) to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  The Shipyard Loans are guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas will be secured by, among other security, a lien on the rig.  In certain circumstances, borrowings under the Shipyard Loan for Deepwater Titan may also be secured by, among other security, a lien on the rig.  We will repay the borrowings, together with interest of 4.5 percent per annum, according to the selected installment schedule over a maximum of a six-year period following delivery of the drilling rigs.  We have the right to prepay any outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limit the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.  At March 31, 2022, we had no borrowings outstanding under the Shipyard Loans.

Exchangeable bonds

Exchange terms—At March 31, 2022, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
0.50% Exchangeable Senior Bonds due January 2023	97.29756	$10.28	13.6
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.47620	5.25	56.0
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	162.16260	6.17	38.6

The exchange rates of our exchangeable bonds, identified above, are subject to adjustment upon the occurrence of certain events.  The 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the business day immediately preceding the maturity date.  The 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date.  The 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Effective interest rates and fair values—At March 31, 2022, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
0.50% Exchangeable Senior Bonds due January 2023	0.5%	$133
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	355
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	0.0%	259

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Related balances—At March 31, 2022 and December 31, 2021, the premium associated with the original issuance of the 0.50% Exchangeable Senior Bonds had a carrying amount of $172 million, recorded in equity as a component of additional paid-in capital.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Debt issuance

Senior guaranteed exchangeable bonds—On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in private exchanges (collectively, the “2021 Private Exchange”) for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  The initial carrying amount of the 4.00% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $260 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.  In the three months ended March 31, 2021, as a result of the 2021 Private Exchange, we recognized a gain of $51 million ($0.08 per diluted share), with no tax effect, associated with the retirement of debt.

Early debt retirement

During the three months ended March 31, 2022 and 2021, we retired certain notes as a result of repayment, private exchanges and open market repurchases.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Three months ended March 31,
	2022	2021
	Repay	Exchange	Repurchase	Total
5.52% Senior Secured Notes due May 2022	$18	$—	$—	$—
0.50% Exchangeable Senior Bonds due January 2023	—	323	—	323
5.375% Senior Secured Notes due May 2023	—	—	1	1
Aggregate principal amount of debt retired	$18	$323	$1	$324

Aggregate cash payment	$18	$11	$1	$12
Aggregate principal amount of debt issued in exchanges	$—	$294	$—	$294
Aggregate net gain	$—	$51	$—	$51

Note 7—Income Taxes

Tax provision and rate—In the three months ended March 31, 2022 and 2021, our effective tax rate was (17.6) percent and 17.8 percent, respectively, based on loss before income tax expense or benefit.  In the three months ended March 31, 2022 and 2021, the effect of various discrete period tax items was a net tax benefit of $8 million and $27 million, respectively, and the reduction of such tax benefit was primarily due to reduced releases of uncertain tax positions.  In the three months ended March 31, 2022, such discrete items included expiration of various uncertain tax positions.  In the three months ended March 31, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt, expiration of various uncertain tax positions and changes in valuation allowances.  In the three months ended March 31, 2022 and 2021, our effective tax rate, excluding discrete items, was (22.8) percent and (5.7) percent, respectively, based on loss before income tax expense or benefit.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We are actively engaged in the appeals process and have filed protests with the Brazilian tax authorities, which has resulted in favorable closure of a portion of the two cases.  As of March 31, 2022, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 644 million, equivalent to approximately $136 million, and indirect tax of BRL 112 million, equivalent to $24 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 8—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Three months ended
	March 31,
	2022	2021
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(175)	$(99)

Denominator for loss per share, basic and diluted
Weighted-average shares outstanding	662	616
Effect of share-based awards	2	1
Weighted-average shares for per share calculation	664	617

Loss per share, basic and diluted	$(0.26)	$(0.16)

In the three months ended March 31, 2022 and 2021, we excluded from the calculation 17.6 million and 13.8 million shares, respectively, issuable pursuant to share-based awards since the effect would have been antidilutive.  In the three months ended March 31, 2022 and 2021, we excluded from the calculation 108.1 million and 92.9 million shares, respectively, issuable upon exchange of the 0.50% Exchangeable Senior Bonds, the 2.50% Senior Guaranteed Exchangeable Bonds and the 4.00% Senior Guaranteed Exchangeable Bonds since the effect would have been antidilutive.

Note 9—Contingencies

Legal proceedings

Debt exchange litigation and purported notice of default—Prior to the consummation of the exchange transactions that we completed in August and September 2020, we completed certain internal reorganization transactions (the “Internal Reorganization”).  In September 2020, funds managed by, or affiliated with, Whitebox Advisors LLC (“Whitebox”) as holders of certain series of our notes subject to the exchange offer transactions completed in September 2020 (the “2020 Exchange Offers”), filed a claim (the “Claim”) in the U.S. District Court for the Southern District of New York (the “Trial Court”) related to such certain internal reorganization transactions and the 2020 Exchange Offers.  Additionally, in September and October 2020, Whitebox and funds managed by, or affiliated with, Pacific Investment Management Company LLC, as debtholders, together with certain other advisors and debtholders, provided purported notices of alleged default with respect to the indentures governing, respectively, the 8.00% senior notes due February 2027 (the “8.00% Senior Notes”) and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”).

On September 23, 2020, we filed an answer to the Claim with the Trial Court and asserted counterclaims seeking a declaratory judgment that, among other matters, the Internal Reorganization did not cause a default under the indenture governing the 8.00% Senior Notes.  Concurrently, with our answer and counterclaims, we also submitted a motion for summary judgment seeking an expedited judgment on our request for declaratory judgment.  Whitebox subsequently submitted a cross-motion for summary judgment seeking dismissal of our counterclaims.  On November 30, 2020, while awaiting the Trial Court’s ruling on our motion for summary judgment, we amended certain of our financing documents and implemented certain internal reorganization transactions, which resolved the allegations contained in the purported notices of default.  On December 17, 2020, the Trial Court issued its ruling granting our motion for summary judgment and denying the plaintiff’s cross-motion for summary judgment, holding, among other matters, that the allegations contained in the purported notice of default did not constitute a default under the indenture governing the 8.00% Senior Notes.  Whitebox subsequently appealed the Trial Court’s ruling, and on February 1, 2022, the U.S. Court of Appeals for the Second Circuit dismissed the appeal filed by Whitebox as moot and remanded to the Trial Court, which then dismissed the claims as moot pursuant to the ruling by the Second Circuit.

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

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos containing products or used asbestos-containing drilling mud additives in connection with land-based

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

drilling operations.  As of March 31, 2022, 11 plaintiffs have claims pending in Louisiana and 11 plaintiffs in the aggregate have claims pending in either Illinois or Missouri, in which we have or may have an interest. We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2022, the subsidiary was a defendant in approximately 256 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement in September 2018 provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage in place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various regulatory matters and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any regulatory, lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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

One of our subsidiaries was named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs agreed, under a participation agreement with the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Justice, to settle our potential liabilities by remediating the site.  The remedial action for the site was completed in 2006.  Our share of the ongoing operating and maintenance costs has been insignificant, and we do not expect any additional potential liabilities to be material.  Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  Nevertheless, based on available information with respect to all environmental matters, including all related pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, we do not expect the ultimate liability, if any, resulting from such matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 10—Equity

Share issuance—We maintain an at-the-market equity offering program (the “ATM Program”).  We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  On June 14, 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $400 million, under the ATM Program.  In the three months ended March 31, 2022, we received aggregate cash proceeds of $103 million, net of issue costs, for the aggregate sale of 20.2 million shares under the ATM Program.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$911	$911	$976	$976
Restricted cash and cash equivalents	315	315	436	436
Long-term loans receivable from unconsolidated affiliates	36	33	36	33
Total debt	7,011	6,098	7,170	5,661

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

Total debt—The carrying amount of our total debt represents the principal amount, contractual interest payments of previously restructured debt and unamortized discounts, premiums and issue costs.  The carrying amount and fair value of our total debt includes amounts related to certain exchangeable debt instruments (see Note 6—Debt).  We estimated the fair value of our total debt using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads for the instruments and, with respect to the exchangeable debt instruments, the expected volatility of the market price for our shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

◾the effect, impact, potential duration, the scale of any economic disruptions or other implications of COVID-19, including virus variants;
◾the effect of any disputes and actions with respect to production levels by, among or between major oil and gas producing countries and any expectations we may have with respect thereto;
◾our results of operations, our cash flow from operations, our revenue efficiency and other performance indicators and optimization of rig-based spending;
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
◾the transition to renewable or other energy alternatives, the commitment, by us or our customers, to reduce greenhouse gas emissions or intensity thereof;
◾liquidity, including availability under our bank credit agreement, and adequacy of cash flows for our obligations;
◾debt levels, including interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, alleged defaults and discussions with creditors related thereto;
◾newbuild, upgrade, shipyard and other capital projects, including the level of expected capital expenditures and the timing and cost of completing capital projects, delivery and operating commencement dates, relinquishment or abandonment, expected downtime and lost revenues;
◾the cost and timing of acquisitions and the proceeds and timing of dispositions;
◾tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments, tax incentive programs and liabilities for tax issues in the tax jurisdictions in which we operate or have a taxable presence;
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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2021;
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 25, 2022, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of April 25, 2022, we were constructing two ultra-deepwater drillships.

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

Significant Events

Share issuance—In June 2021, we commenced an at-the-market equity offering program (the “ATM Program”).  In the three months ended March 31, 2022, we received aggregate cash proceeds of $103 million, net of issue costs, for the aggregate sale of 20.2 million shares under the ATM Program.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—In January 2022, we repaid the then outstanding $18 million aggregate principal amount of the 5.52% Senior Secured Notes due May 2022 (the “5.52% Senior Secured Notes”) early for an aggregate cash payment of $18 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our economic outlook is steadily improving with increased demand for hydrocarbons across the globe.  The increased demand is in the context of a lack of supply of hydrocarbons, given constraints by oil and gas producing nations and nearly a decade of under-investment in the oil and gas sector.  Oil prices, which have recently reached a 10-year high, are reflecting the Russian invasion of Ukraine and the related economic sanctions and a renewed interest in energy security across Europe and the U.S.  Consequently, our outlook for the offshore drilling industry remains positive, including for high-specification assets, such as those we own and operate.

Our customers continue to show interest in deepwater and harsh environment offshore projects.  Certain customers have initiated increased exploration, production and reserve replacement activities by restarting delayed projects and commencing new campaigns.  Licensing activity also indicated an increased interest in these areas as energy companies looked to explore and develop new prospects.  This has resulted in improving tendering activity, including several multi-year tenders, for Brazil, West Africa, Asia and Australia in the first quarter of 2022.

South America, the U.S. Gulf of Mexico and, increasingly, West Africa remain key ultra-deepwater market sectors, while Norway continues to represent the largest harsh environment market.  Offshore drilling activity is increasing in almost every ultra-deepwater market, and due to attrition of the global offshore fleet over the last several years, there are significantly fewer available drilling units and, particularly, an increasing scarcity of the highest specification drilling units as customers look to secure the best equipment for their projects.  We see significant growth in dayrates for the U.S. Gulf of Mexico that we expect to continue.  In the Norwegian harsh environment market, we expect a challenging market in 2022 followed by an accelerated recovery in 2023 through 2026 as the effect of Norway tax incentive programs is realized by our customers.  We are also encouraged by the recent announcements in the U.K. of new licensing for North Sea oil and gas projects, which could lead to some rigs mobilizing from the Norwegian market to capture this demand.

We expect global energy demand to continue to increase in member and non-member countries of the Organization for Economic Co-operation and Development.  Non-member countries are expected to experience the largest population growth and most significant increases in living standards, creating a compounding effect on energy consumption.  We believe that this forecasted increase in global energy demand will support an increase in demand for oil and gas.  In the context of the sharp decline in production activities that resulted from the pandemic and the lack of investment in exploration and production activities over the last decade, we believe an increase in demand will precipitate substantial supply constraints that are not easily reversed without significant new investment in drilling.

With deepwater and harsh environment fields offering increasingly competitive returns, combined with their comparably low carbon intensity of production, we expect a significant portion of required spending in fossil fuel development will be allocated to deepwater and harsh environment projects.  As the hydrocarbon supply demand balance further improves, we expect sustained oil and natural gas prices to increase demand for our high-specification fleet of assets and, because there are now fewer offshore drilling rigs than in recent years, further improvement of dayrates.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of April 25, 2022, the uncommitted fleet rates for the remainder of 2022 and each of the four years in the period ending December 31, 2026 were as follows:

	2022	2023	2024	2025	2026
Uncommitted fleet rate
Ultra-deepwater floaters	53%	73%	81%	83%	88%
Harsh environment floaters	36%	75%	98%	100%	100%

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

	April 25,	February 14,	April 28,
	2022	2022	2021

Contract backlog	(In millions)
Ultra-deepwater floaters	$5,080	$5,301	$5,638
Harsh environment floaters	1,041	1,165	1,765
Total contract backlog	$6,121	$6,466	$7,403

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

	Three months ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Average daily revenue
Ultra-deepwater floaters	$305,600	$337,100	$371,600
Harsh environment floaters	$399,100	$387,700	$377,800
Total fleet average daily revenue	$334,500	$352,500	$373,700

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

	Three months ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Revenue efficiency
Ultra-deepwater floaters	94.9%	93.4%	97.1%
Harsh environment floaters	95.0%	96.7%	98.0%
Total fleet average revenue efficiency	94.9%	94.5%	97.4%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2022	2021	2021
Rig utilization
Ultra-deepwater floaters	49.8%	50.9%	47.9%
Harsh environment floaters	60.3%	60.0%	64.7%
Total fleet average rig utilization	52.7%	53.4%	52.6%

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

Operating Results

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended March 31,
	2022	2021	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	1,753	1,773	(20)	(1)%
Average daily revenue	$334,500	$373,700	$(39,200)	(10)%
Revenue efficiency	94.9%	97.4%
Rig utilization	52.7%	52.6%

Contract drilling revenues	$586	$653	$(67)	(10)%

Operating and maintenance expense	(412)	(435)	23	5%
Depreciation and amortization expense	(183)	(187)	4	2%
General and administrative expense	(42)	(39)	(3)	(8)%
Gain (loss) on disposal of assets, net	1	(59)	60	nm
Operating loss	(50)	(67)	17	25%

Other income (expense), net
Interest income	2	3	(1)	(33)%
Interest expense, net of amounts capitalized	(102)	(115)	13	11%
Gain on retirement of debt	—	51	(51)	nm
Other, net	1	9	(8)	(89)%
Loss before income tax (expense) benefit	(149)	(119)	(30)	(25)%
Income tax (expense) benefit	(26)	21	(47)	nm
Net loss	$(175)	$(98)	$(77)	(79)%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following: (a) approximately $25 million resulting from lower average contractual dayrates on operating rigs, (b) approximately $15 million resulting from lower revenue efficiency, (c) approximately $10 million resulting from an early termination fee earned in the three months ended March 31, 2021, (d) approximately $10 million resulting from lower reimbursement revenues related to COVID-19, and (f) approximately $5 million resulting from lower reimbursement revenues unrelated to COVID-19.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following: (a) approximately $15 million resulting from lower customer reimbursable costs and (b) approximately $5 million resulting from a rig that was sold in the three months ended March 31, 2021.

Loss on disposal of assets—In the three months ended March 31, 2021, we recognized a loss of $60 million associated with the sale of a harsh environment floater and related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following: (a) approximately $9 million resulting from debt repaid as scheduled and (b) approximately $4 million of interest capitalized for our newbuild projects.

In the three months ended March 31, 2021, we recognized a gain of $51 million associated with the retirement of $323 million aggregate principal amount of the 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”).

Other income, net, decreased in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to (a) decreased income of $4 million related to our investment in Orion Holdings (Cayman) Ltd. (“Orion”) and (b) decreased income of $4 million related to the non-service components of net periodic benefit income.

Income tax expense or benefit—In the three months ended March 31, 2022 and 2021, our effective tax rate was (17.6) percent and 17.8 percent, respectively, based on loss before income tax expense or benefit.  In the three months ended March 31, 2022 and 2021, the effect of various discrete period tax items was a net tax benefit of $8 million and $27 million, respectively, and the reduction of such tax benefit was primarily due to reduced releases of uncertain tax positions.  In the three months ended March 31, 2022, such discrete items included expiration of various uncertain tax positions.  In the three months ended March 31, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt, expiration of various uncertain tax positions and changes in valuation allowances.  In the three months ended March 31, 2022 and 2021, our effective tax rate, excluding discrete items, was (22.8) percent and (5.7) percent, respectively, based on loss before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended March 31, 2022, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Norway, Brazil and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2022, we had $911 million in unrestricted cash and cash equivalents and $315 million in restricted cash and cash equivalents.  In the three months ended March 31, 2022, our primary source of cash was net cash proceeds from the issuance of shares under the ATM Program.  Our primary uses of cash were debt repayments and capital expenditures.

	Three months ended
	March 31,
	2022	2021	Change

	(In millions)
Cash flows from operating activities
Net loss	$(175)	$(98)	$(77)
Non-cash items, net	262	267	(5)
Changes in operating assets and liabilities, net	(88)	(73)	(15)
	$(1)	$96	$(97)

Net cash used in operating activities increased primarily due to decreased cash collected from customers and increased personnel costs.

	Three months ended
	March 31,
	2022	2021	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(106)	$(59)	$(47)
Investments in unconsolidated affiliates	(15)	—	(15)
Proceeds from disposal of assets, net	1	6	(5)
	$(120)	$(53)	$(67)

Net cash used in investing activities increased primarily due to (a) increased capital expenditures related to our newbuild construction program and (b) equity investments in Orion and Ocean Minerals LLC made in the three months ended March 31, 2022.

	Three months ended
	March 31,
	2022	2021	Change

	(In millions)
Cash flows from financing activities
Repayments of debt	$(165)	$(139)	$(26)
Proceeds from issuance of shares, net of issue costs	103	—	103
Other, net	(3)	(10)	7
	$(65)	$(149)	$84

Net cash used in financing activities decreased primarily due to (a) aggregate net cash proceeds from the issuance of shares under the ATM Program in the three months ended March 31, 2022, partially offset by (b) increased cash used to repay debt.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Shipyard Loans or the Secured Credit Facility, as defined below, or proceeds from the disposal of assets, the issuance of additional debt or the issuance of shares to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may consider establishing additional financing arrangements with banks or other capital providers, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or through exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including the exchange transactions completed in the years ended December 31, 2021 and 2020.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we currently expect that such cash flows will continue to be positive over the next year.  Among other factors, if general economic, financial or business conditions are adversely affected by the ongoing effect of COVID-19, if the drilling market deteriorates, if we experience poor operating results, or if we incur expenses to, for example, reactivate, stack or otherwise assure the marketability of our fleet, our cash flows from operations may be reduced or negative.

Our ability and willingness to access the debt and equity markets is a function of a variety of factors, including, among others, general economic, industry or market conditions, market perceptions of us and our industry and credit rating agencies’ views of our debt.  General economic or market conditions could have an adverse effect on our business and financial position and on the business and financial position of our customers suppliers and lenders and could affect our ability to access the capital markets on acceptable terms or at all and our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events could impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Additionally, the rating of the majority of our long-term debt, which is below investment grade, is causing us to experience increased fees and interest rates under our Secured Credit Facility and agreements governing certain of our senior notes.  Future downgrades may further restrict our ability to access the debt market for sources of capital and may negatively impact the cost of such capital at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.

Secured Credit Facility—We have a $1.33 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to mature on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on nine of our ultra-deepwater floaters and two of our harsh environment floaters.  The maximum borrowing capacity will be reduced to $1.00 billion if, and so long as, our leverage ratio, measured as the aggregate principal amount of debt outstanding to earnings before interest, taxes, depreciation and amortization, exceeds 10.00 to 1.00.  The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At April 25, 2022, we had no borrowings outstanding, $14 million of letters of credit issued, and we had $1.32 billion of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—In June 2021, one of our wholly owned subsidiaries entered into credit agreements with Jurong Shipyard Pte Ltd. establishing facilities (the “Shipyard Loans”) to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  We expect to borrow approximately $370 million upon delivery of Deepwater Atlas in the three months ending June 30, 2022, and we expect to borrow approximately $90 million upon delivery of Deepwater Titan in the six months ending December 31, 2022.  The Shipyard Loans are guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas will be secured by, among other security, a lien on the rig.  In certain circumstances, the maximum aggregate borrowing capacity under the Shipyard Loan for Deepwater Titan may be increased to approximately $440 million, and such Shipyard Loan may also be secured by, among other security, a lien on the rig.  We will repay the borrowings, together with interest of 4.5 percent per annum, according to the selected installment schedule over a maximum of a six-year period following delivery of the drilling rigs.  We have the right to prepay any outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limits the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.  At April 25, 2022, we had no borrowings outstanding under the Shipyard Loans.

Share issuance—We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In the three months ended March 31, 2022, we received aggregate cash proceeds of $103 million, net of issue costs, for the aggregate sale of 20.2 million shares under the ATM Program.  In the year ended December 31, 2021, we received aggregate cash proceeds of $158 million, net of issue costs, for the aggregate sale of 36.1 million shares under the ATM Program.

Debt exchanges—On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) and made an aggregate cash payment of $11 million in private exchanges for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.

Early debt retirement—In January 2022, we made an aggregate cash payment of $18 million to repay the then outstanding $18 million aggregate principal amount of the 5.52% Senior Secured Notes, and as a result, the noteholders subsequently released all liens, the mortgage on the secured rig and $106 million from restricted cash accounts.  In the year ended December 31, 2021, we made an aggregate cash payment of $79 million to repurchase in the open market $79 million aggregate principal amount of our debt securities.

Equity and debt investments—We hold equity and debt investments in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  In the three months ended March 31, 2022, we made a cash contribution of $5 million to our equity investment in Orion.  In June 2021, we agreed to participate in a financing arrangement for Orion, at a rate of 33.0 percent, equivalent to our ownership interest in Orion, and made a cash investment of $33 million in the loan facility.

We hold equity and debt investments in certain unconsolidated affiliates that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety in drilling and other activities.  One of these companies, Nauticus Robotics, develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them, and commercializes our patented HaloGuard℠ system, which alarms, notifies and, if required, halts equipment to avoid injury to personnel who move into danger zones.  Nauticus Robotics has entered into a definitive business combination agreement with a publicly traded special purpose acquisition company that will result in it becoming a publicly listed company upon consummation of the transactions contemplated by the definitive business combination agreement.

In March 2022, we made a cash contribution of $10 million for a noncontrolling equity investment in Ocean Minerals LLC, the parent company of Moana Minerals Ltd. (“Moana”), a Cook Islands subsea resource development company that was recently awarded an exploration license by the Cook Islands Seabed Minerals Authority, granting it exploration rights to a large subsea geographic area with substantial quantities of polymetallic nodules.  These nodules contain high concentrations of metals capable of addressing some of the projected supply shortages of metals needed for alternative energy technologies, including for components of electric vehicles.  In connection with our investment, we maintain a priority right to provide deepwater nodule extraction services to Moana.  Along with Moana and others, we are employing existing and developing new technologies to extract the nodules in an environmentally responsible way.

Exchangeable bonds—The indenture that governs the 4.00% Senior Guaranteed Exchangeable Bonds, 2.50% senior guaranteed exchangeable bonds due January 2027 and the 0.50% Exchangeable Senior Bonds require such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  Additionally, the 4.00% Senior Guaranteed Exchangeable Bonds may be exchanged at any time prior to the close of business on the second business day immediately preceding the maturity date at the effective exchange rate, and any such exchange may be settled in cash, Transocean Ltd. shares or a combination of cash and Transocean Ltd. shares, at our election.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase an amount of our shares for cancellation with an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At March 31, 2022, the authorization remaining under the share repurchase program was for the repurchase of up to CHF 3.24 billion, equivalent to approximately $3.52 billion, of our outstanding shares.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations and other commercial commitments—As of March 31, 2022, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

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

The historical and projected capital expenditures and non-cash capital additions for our ongoing newbuild construction projects were as follows:

		Total costs	Expected
		for the	costs for the	Expected
	Total costs	three months	nine months	costs for the	Total
	through	ended	ending	year ending	estimated
	December 31,	March 31,	December 31,	December 31,	costs at
	2021	2022	2022	2023	completion

	(In millions)
Deepwater Atlas (a)	$443	$40	$571	$41	$1,095
Deepwater Titan (b)	512	52	548	68	1,180
Total	$955	$92	$1,119	$109	$2,275
(a)	Deepwater Atlas is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Atlas in the three months ending June 30, 2022, and upon delivery, we expect to borrow approximately $370 million under the Shipyard Loan, which may be discounted for imputed interest, to finance the final installment to the shipyard (see “—Sources and uses of liquidity”). The rig is expected to commence operations under its drilling contract, in the first of two phases, in the second half of 2022, using a 15,000 pounds per square inch blowout preventer. Before the start of the second phase, the rig will undergo installation of a 20,000 pounds per square inch blowout preventer and related equipment, which is expected to be commissioned in the year ending December 31, 2023.
(b)	Deepwater Titan is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Titan in the second half of 2022, and upon delivery, we expect to borrow approximately $90 million under the Shipyard Loan, which may be discounted for imputed interest, to finance a portion of the final installment to the shipyard (see “—Sources and uses of liquidity”). The rig is expected to commence operations under its drilling contract in the first half of 2023. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of certain drilling assets.  Considering market conditions and other factors, we have committed to plans to sell certain lower-specification drilling units for scrap value.  We continue to evaluate the drilling units in our fleet and may identify additional lower-specification drilling units to be sold for scrap value.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, operating results and liquidity and capital resources are based upon, and should be read in conjunction with, our condensed consolidated financial statements and the notes thereto, included under “Item 1. Financial Statements” in this quarterly report on Form 10-Q.  For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2021.  As of March 31, 2022, there have been no material changes to the critical accounting policies and estimates on which our judgments, assumptions and estimates are based.

Other Matters

Regulatory matters

We occasionally receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  See Notes to Condensed Consolidated Financial Statements—Note 9—Contingencies.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to currency exchange rate risk related to our international operations.  As of March 31, 2022, there have been no material changes to the market risks, as disclosed in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters” in our annual report on Form 10-K for the year ended December 31, 2021.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2021.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2022, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc., our wholly owned subsidiary, received a letter from the United States (the “U.S.”) Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to records retention, reporting requirements, discharges, permit limits, inspections and maintenance, and the submission of monitoring reports.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we have initiated settlement discussions with the DOJ, and the enforcement action will likely result in our agreeing to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance and to pay a monetary penalty, which we believe at this time would be immaterial.  We do not believe that the enforcement action would have a material adverse effect on our consolidated financial position, results of operations or cash flow.  If our current expectations relating to these costs prove to be inaccurate, future expenditures may exceed our accrued amounts.

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

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
January 2022	—	$—	—	$3,516
February 2022	—	—	—	3,516
March 2022	—	—	—	3,516
Total	—	$—	—	$3,516
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At March 31, 2022, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.24 billion, equivalent to $3.52 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on March 31, 2022
3.2	Organizational Regulations of Transocean Ltd., adopted April 7, 2021	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
10.1	Employment Agreement with Mr. Keelan Adamson, dated February 16, 2022	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 17, 2022
10.2	Terms and Conditions of Awards, February 10, 2022, under the Transocean Ltd. 2015 Long-Term Incentive Plan (as amended and restated effective May 27, 2021)	Exhibit 10.52 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) filed on February 23, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021; (ii) our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021; (iii) our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2022 and 2021, (iv) our condensed consolidated statements of equity for the three months ended March 31, 2022 and 2021; (v) our condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 3, 2022.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)