Form 10-Q
period 2022-06-30
Transocean Ltd.
filed 2022-08-03
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, 705,711,203 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2022

PART I.  FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Contract drilling revenues	$692	$656	$1,278	$1,309

Costs and expenses
Operating and maintenance	433	434	845	869
Depreciation and amortization	184	186	367	373
General and administrative	43	39	85	78
	660	659	1,297	1,320

Gain (loss) on disposal of assets, net	(4)	1	(3)	(58)
Operating income (loss)	28	(2)	(22)	(69)

Other income (expense), net
Interest income	4	4	6	7
Interest expense, net of amounts capitalized	(100)	(115)	(202)	(230)
Gain on retirement of debt	—	—	—	51
Other, net	3	14	4	23
	(93)	(97)	(192)	(149)
Loss before income tax expense (benefit)	(65)	(99)	(214)	(218)
Income tax expense (benefit)	3	4	29	(17)

Net loss	(68)	(103)	(243)	(201)
Net income attributable to noncontrolling interest	—	—	—	1
Net loss attributable to controlling interest	$(68)	$(103)	$(243)	$(202)

Loss per share, basic and diluted	$(0.10)	$(0.17)	$(0.36)	$(0.33)
Weighted-average shares, basic and diluted	692	621	678	619

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss	$(68)	$(103)	$(243)	$(201)
Net income attributable to noncontrolling interest	—	—	—	1
Net loss attributable to controlling interest	(68)	(103)	(243)	(202)

Components of net periodic benefit costs before reclassifications	—	—	(11)	(5)
Components of net periodic benefit costs reclassified to net loss	1	3	2	4

Other comprehensive income (loss) before income taxes	1	3	(9)	(1)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	1	3	(9)	(1)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	1	3	(9)	(1)

Total comprehensive loss	(67)	(100)	(252)	(202)
Total comprehensive income attributable to noncontrolling interest	—	—	—	1
Total comprehensive loss attributable to controlling interest	$(67)	$(100)	$(252)	$(203)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30,	December 31,
	2022	2021

Assets
Cash and cash equivalents	$729	$976
Accounts receivable, net of allowance of $2 at June 30, 2022 and December 31, 2021	610	492
Materials and supplies, net of allowance of $191 and $183 at June 30, 2022 and December 31, 2021, respectively	389	392
Restricted cash and cash equivalents	432	436
Other current assets	126	148
Total current assets	2,286	2,444

Property and equipment	23,633	23,152
Less accumulated depreciation	(6,394)	(6,054)
Property and equipment, net	17,239	17,098
Contract intangible assets	114	173
Deferred tax assets, net	7	7
Other assets	904	959
Total assets	$20,550	$20,681

Liabilities and equity
Accounts payable	$173	$228
Accrued income taxes	6	17
Debt due within one year	847	513
Other current liabilities	507	545
Total current liabilities	1,533	1,303

Long-term debt	6,376	6,657
Deferred tax liabilities, net	472	447
Other long-term liabilities	994	1,068
Total long-term liabilities	7,842	8,172

Commitments and contingencies

Shares, CHF 0.10 par value, 905,093,509 authorized, 142,362,675 conditionally authorized, 754,244,753 issued and 705,711,203 outstanding at June 30, 2022, and 891,379,306 authorized, 142,363,356 conditionally
authorized, 728,176,456 issued and 655,505,335 outstanding at December 31, 2021	69	64
Additional paid-in capital	13,899	13,683
Accumulated deficit	(2,701)	(2,458)
Accumulated other comprehensive loss	(93)	(84)
Total controlling interest shareholders’ equity	11,174	11,205
Noncontrolling interest	1	1
Total equity	11,175	11,206
Total liabilities and equity	$20,550	$20,681

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Shares
Balance, beginning of period	$67	$60	$64	$60
Issuance of shares	2	2	5	2
Balance, end of period	69	$62	$69	$62

Additional paid-in capital
Balance, beginning of period	$13,790	$13,508	$13,683	$13,501
Share-based compensation	8	7	15	14
Issuance of shares	101	64	201	64
Other, net	—	(1)	—	(1)
Balance, end of period	$13,899	$13,578	$13,899	$13,578

Accumulated deficit
Balance, beginning of period	$(2,633)	$(1,965)	$(2,458)	$(1,866)
Net loss attributable to controlling interest	(68)	(103)	(243)	(202)
Balance, end of period	$(2,701)	$(2,068)	$(2,701)	$(2,068)

Accumulated other comprehensive loss
Balance, beginning of period	$(94)	$(267)	$(84)	$(263)
Other comprehensive income (loss) attributable to controlling interest	1	3	(9)	(1)
Balance, end of period	$(93)	$(264)	$(93)	$(264)

Total controlling interest shareholders’ equity
Balance, beginning of period	$11,130	$11,336	$11,205	$11,432
Total comprehensive loss attributable to controlling interest	(67)	(100)	(252)	(203)
Share-based compensation	8	7	15	14
Issuance of shares	103	66	206	66
Other, net	—	(1)	—	(1)
Balance, end of period	$11,174	$11,308	$11,174	$11,308

Noncontrolling interest
Balance, beginning of period	$1	$4	$1	$3
Total comprehensive income attributable to noncontrolling interest	—	—	—	1
Balance, end of period	$1	$4	$1	$4

Total equity
Balance, beginning of period	$11,131	$11,340	$11,206	$11,435
Total comprehensive loss	(67)	(100)	(252)	(202)
Share-based compensation	8	7	15	14
Issuance of shares	103	66	206	66
Other, net	—	(1)	—	(1)
Balance, end of period	$11,175	$11,312	$11,175	$11,312

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(243)	$(201)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	59	113
Depreciation and amortization	367	373
Share-based compensation expense	15	14
Loss on disposal of assets, net	3	58
Gain on retirement of debt	—	(51)
Deferred income tax expense	25	11
Other, net	32	14
Changes in deferred revenues, net	(31)	(72)
Changes in deferred costs, net	13	7
Changes in other operating assets and liabilities, net	(200)	(17)
Net cash provided by operating activities	40	249

Cash flows from investing activities
Capital expenditures	(221)	(100)
Investments in unconsolidated affiliates	(19)	—
Investment in loans to unconsolidated affiliates	—	(33)
Proceeds from disposal of assets, net	4	7
Net cash used in investing activities	(236)	(126)

Cash flows from financing activities
Repayments of debt	(257)	(239)
Proceeds from issuance of shares, net of issue costs	206	66
Other, net	(4)	(20)
Net cash used in financing activities	(55)	(193)

Net decrease in unrestricted and restricted cash and cash equivalents	(251)	(70)
Unrestricted and restricted cash and cash equivalents, beginning of period	1,412	1,560
Unrestricted and restricted cash and cash equivalents, end of period	$1,161	$1,490

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of June 30, 2022, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of June 30, 2022, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, included in our annual report on Form 10-K filed on February 23, 2022.

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

Note 3—Unconsolidated Affiliates

Equity investments—We hold noncontrolling equity investments in various unconsolidated companies, including (a) our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge, (b) our interests in certain companies that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for drilling and other activities and (c) our interest in Ocean Minerals LLC, the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that was recently awarded an exploration license by the Cook Islands Seabed Minerals Authority, granting it exploration rights to a large subsea geographic area with substantial quantities of polymetallic nodules.  In the six months ended June 30, 2022, we made an aggregate cash contribution of $19 million to our equity investments.  At June 30, 2022 and December 31, 2021, the aggregate carrying amount of our equity investments was $103 million and $91 million, respectively, recorded in other assets, of which the aggregate carrying amount of our equity investment in Orion was $59 million and $57 million, respectively.

Related party transactions—We engage in certain related party transactions with unconsolidated affiliates, the most significant of which are under agreements with Orion.  We operate, stack and maintain Transocean Norge under a management services agreement, and we market Transocean Norge under a marketing services agreement.  We lease Transocean Norge under a short-term bareboat charter agreement, which is scheduled to expire in September 2022.  Additionally, we procure and provide services and equipment from and to other unconsolidated affiliates for technological innovation and subsea minerals exploration.  In the six months ended June 30, 2022 and 2021, we received an aggregate cash payment of $28 million and $2 million, respectively, for services and equipment provided to Orion.

In June 2021, Orion refinanced its shipyard loans under a financing arrangement for $100 million, in which we participated at a rate equivalent to our ownership interest in Orion.  In the six months ended June 30, 2021, we made a cash investment in loans of $33 million.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

At June 30, 2022 and December 31, 2021, the principal amount of outstanding borrowings due to us under the financing arrangement was $35 million and $34 million, respectively, recorded in other assets.

Note 4—Revenues

Overview—Our drilling services represent a single performance obligation under our drilling contracts with customers that is satisfied over time, the duration of which varies by contract.  As of June 30, 2022, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through the three-month period ending June 30, 2028.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended June 30,						Six months ended June 30,
	2022			2021			2022			2021
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$253	$—	$253	$273	$—	$273	$521	$—	$521	$539	$4	$543
Norway	—	241	241	—	222	222	—	434	434	—	424	424
Other countries (a)	198	—	198	151	10	161	320	3	323	321	21	342
Total contract drilling revenues	$451	$241	$692	$424	$232	$656	$841	$437	$1,278	$860	$449	$1,309
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	June 30,	December 31,
	2022	2021
Deferred contract revenues, recorded in other current liabilities	$86	$83
Deferred contract revenues, recorded in other long-term liabilities	231	265
Total contract liabilities	$317	$348

Significant changes in contract liabilities were as follows (in millions):

	Six months ended
	June 30,
	2022	2021
Total contract liabilities, beginning of period	$348	$456
Decrease due to recognition of revenues for goods and services	(61)	(81)
Increase due to goods and services transferred over time	30	9
Total contract liabilities, end of period	$317	$384

Pre-operating costs—In the three and six months ended June 30, 2022, we recognized pre-operating costs of $24 million and $36 million, respectively, recorded in operating and maintenance costs.  In the three and six months ended June 30, 2021, we recognized pre-operating costs of $16 million and $30 million, respectively, recorded in operating and maintenance costs.  At June 30, 2022 and December 31, 2021, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $11 million and $21 million, respectively, recorded in other assets.

Note 5—Long-Lived Assets

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Six months ended
	June 30,
	2022	2021
Construction work in progress, beginning of period	$1,017	$828

Capital expenditures
Newbuild construction program	193	77
Other equipment and construction projects	28	23
Total capital expenditures	221	100
Non-cash capital additions financed under Shipyard Loan	300	—
Changes in accrued capital additions	(16)	(9)

Property and equipment placed into service	(26)	(18)
Construction work in progress, end of period	$1,496	$901

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
5.52% Senior Secured Notes due May 2022	$—	$18	$—	$18
3.80% Senior Notes due October 2022	27	27	27	27
0.50% Exchangeable Senior Bonds due January 2023	140	140	140	140
5.375% Senior Secured Notes due May 2023	274	306	273	304
5.875% Senior Secured Notes due January 2024	394	435	390	430
7.75% Senior Secured Notes due October 2024	270	300	267	296
6.25% Senior Secured Notes due December 2024	281	313	278	309
6.125% Senior Secured Notes due August 2025	369	402	365	397
7.25% Senior Notes due November 2025	411	411	407	406
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	294	294	267	264
7.50% Senior Notes due January 2026	569	569	566	565
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	238	238	268	271
11.50% Senior Guaranteed Notes due January 2027	687	687	1,043	1,078
6.875% Senior Secured Notes due February 2027	516	550	510	544
8.00% Senior Notes due February 2027	612	612	608	607
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loan due June 2027	349	—	300	—
7.00% Notes due June 2028	261	261	265	265
7.50% Notes due April 2031	396	396	394	394
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,949	6,820	7,223	7,170

Less debt due within one year
5.52% Senior Secured Notes due May 2022	—	18	—	18
3.80% Senior Notes due October 2022	27	27	27	27
0.50% Exchangeable Senior Bonds due January 2023	140	—	140	—
5.375% Senior Secured Notes due May 2023	274	63	273	62
5.875% Senior Secured Notes due January 2024	83	83	81	80
7.75% Senior Secured Notes due October 2024	60	60	58	58
6.25% Senior Secured Notes due December 2024	62	62	61	61
6.125% Senior Secured Notes due August 2025	66	66	64	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	6	6
11.50% Senior Guaranteed Notes due January 2027	—	—	70	70
6.875% Senior Secured Notes due February 2027	69	69	67	67
Total debt due within one year	781	448	847	513
Total long-term debt	$6,168	$6,372	$6,376	$6,657

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At June 30, 2022, scheduled maturities of our debt, including the principal installments and other installments, representing the contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending June 30,
2023	$781	$76	$857
2024	615	77	692
2025	555	77	632
2026	1,627	78	1,705
2027	1,927	78	2,005
Thereafter	1,444	—	1,444
Total installments of debt	$6,949	$386	7,335
Total unamortized debt-related balances, net			(112)
Total carrying amount of debt			$7,223

Credit agreements

Secured Credit Facility—At June 30, 2022, we had a $1.33 billion secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which was scheduled to mature on June 22, 2023.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  We may borrow under the Secured Credit Facility at either (1) the reserve adjusted London Interbank Offered Rate plus a margin (the “Secured Credit Facility Margin”), which ranges from 2.625 percent to 3.375 percent based on the credit rating of the Secured Credit Facility, or (2) the base rate specified in the credit agreement plus the Secured Credit Facility Margin, minus one percent per annum.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  At June 30, 2022, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.375 percent and the facility fee was 0.875 percent.  At June 30, 2022, we had no borrowings outstanding, $9 million of letters of credit issued, and we had $1.32 billion of available borrowing capacity under the Secured Credit Facility.

In July 2022, we amended the bank credit agreement for our Secured Credit Facility to, among other things, (i) extend the maturity date from June 22, 2023 to June 22, 2025, subject to permitted extensions and certain early maturity triggers, (ii) reduce the borrowing capacity from $1.33 billion to $774 million through June 22, 2023, and thereafter reduce the borrowing capacity to $600 million through June 22, 2025 and (iii) replace our ability to borrow under the Secured Credit Facility at the reserve adjusted London Interbank Offered Rate plus the Secured Credit Facility Margin with the ability to borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus the Secured Credit Facility Margin and a Term SOFR spread adjustment of 0.10 percent.

The Secured Credit Facility contains covenants that, among other things, requires that we maintain minimum liquidity of $500 million.  In order to remain in compliance with the requirement and to avoid a default under our Secured Credit Facility, we must obtain additional liquidity of at least $330 million within the 12-month period following the issuance of the financial statements included in this report, which we plan to obtain through a secured financing for Deepwater Titan.  A failure by us to avoid such a default would eliminate our access to incremental borrowing under the Secured Credit Facility and, since we expect to access borrowings under the Secured Credit Facility, give our lenders the right to declare such borrowings immediately due and payable.  Although not assured, we believe it is probable that we will be able to obtain such secured financing for Deepwater Titan in the required timeframe.

Shipyard financing arrangement—In June 2021, we entered into credit agreements with Jurong Shipyard Pte Ltd. establishing facilities (each, a “Shipyard Loan,” and together, the “Shipyard Loans”) to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  In June 2022, we borrowed $349 million under the Shipyard Loan and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  We recorded the Shipyard Loan, net of imputed interest, and corresponding non-cash capital additions of $300 million, recorded in property and equipment.  The carrying amount of the Shipyard Loan at inception represented its estimated fair value using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt, by applying an estimated discount rate of 9.4 percent.  At June 30, 2022, we had no borrowings outstanding under the Shipyard Loan for Deepwater Titan.

The Shipyard Loans are guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas are secured by, among other security, a lien on the rig.  In certain circumstances, borrowings under the Shipyard Loan for Deepwater Titan may also be secured by, among other security, a lien on the rig.  We will repay the borrowings under the Shipyard Loan for Deepwater Atlas, together with interest of 4.5 percent per annum, in installments through June 2027.  We have the right to prepay the outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limit the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Exchangeable bonds

Exchange terms—At June 30, 2022, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
0.50% Exchangeable Senior Bonds due January 2023	97.29756	$10.28	13.6
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.47620	5.25	56.0
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	162.16260	6.17	38.6

The exchange rates of our exchangeable bonds, identified above, are subject to adjustment upon the occurrence of certain events.  The 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the business day immediately preceding the maturity date.  The 2.50% senior guaranteed exchangeable bonds due January 2027 may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date.  The 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Effective interest rates and fair values—At June 30, 2022, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
0.50% Exchangeable Senior Bonds due January 2023	0.5%	$134
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	294
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	0.0%	204

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Related balances—At June 30, 2022 and December 31, 2021, the premium associated with the original issuance of the 0.50% Exchangeable Senior Bonds had a carrying amount of $172 million, recorded in equity as a component of additional paid-in capital.

Debt issuance

Senior guaranteed exchangeable bonds—On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in private exchanges (collectively, the “2021 Private Exchange”) for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  The initial carrying amount of the 4.00% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $260 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.  In the six months ended June 30, 2021, as a result of the 2021 Private Exchange, we recognized a gain of $51 million ($0.08 per diluted share), with no tax effect, associated with the retirement of debt.

Early debt retirement

During the six months ended June 30, 2022 and 2021, we retired certain notes as a result of repayment, private exchanges and open market repurchases.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

In July 2022, we made a cash payment of $27 million to redeem an equivalent aggregate principal amount of the then outstanding 3.80% senior notes due October 2022.

Note 7—Income Taxes

Tax provision and rate—In the six months ended June 30, 2022 and 2021, our effective tax rate was (13.7) percent and 7.7 percent, respectively, based on loss before income tax expense or benefit.  In the six months ended June 30, 2022 and 2021, the effect of various discrete period tax items was a net tax benefit of $8 million and $33 million, respectively, and the reduction of such tax benefit was primarily due to reduced releases of uncertain tax positions in the current-year period.  In the six months ended June 30, 2022, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the six months ended June 30, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt and expiration and settlement of various uncertain tax positions.  In the six months ended June 30, 2022 and 2021, our effective tax rate, excluding discrete items, was (17.5) percent and (7.8) percent, respectively, based on loss before income tax expense or benefit.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We are actively engaged in the appeals process and have filed protests with the Brazilian tax authorities, which has resulted in favorable closure of a portion of the two cases.  As of June 30, 2022, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 652 million, equivalent to approximately $124 million, and indirect tax of BRL 113 million, equivalent to approximately $21 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Loss Per Share

The computations of basic and diluted loss per share were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(68)	$(103)	$(243)	$(202)

Denominator for loss per share, basic and diluted
Weighted-average shares for per share calculation	692	621	678	619

Loss per share, basic and diluted	$(0.10)	$(0.17)	$(0.36)	$(0.33)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Share-based awards	14.0	13.3	15.0	12.9
Exchangeable bonds	108.1	108.0	108.1	101.0

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

On September 23, 2020, we filed an answer to the Claim with the Trial Court and asserted counterclaims seeking a declaratory judgment that, among other matters, the Internal Reorganization did not cause a default under the indenture governing the 8.00% Senior Notes.  Concurrently, with our answer and counterclaims, we also submitted a motion for summary judgment seeking an expedited judgment on our request for declaratory judgment.  Whitebox subsequently submitted a cross-motion for summary judgment seeking dismissal of our counterclaims.  On November 30, 2020, while awaiting the Trial Court’s ruling on our motion for summary judgment, we amended certain of our financing documents and implemented certain internal reorganization transactions, which resolved the allegations contained in the purported notices of default.  On December 17, 2020, the Trial Court issued its ruling granting our motion for summary judgment and denying the plaintiff’s cross-motion for summary judgment, holding, among other matters, that the allegations contained in the purported notice of default did not constitute a default under the indenture governing the 8.00% Senior Notes.  Whitebox subsequently appealed the Trial Court’s ruling, and on February 1, 2022, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) dismissed the appeal filed by Whitebox as moot and remanded to the Trial Court, which then dismissed the claims as moot pursuant to the ruling by the Second Circuit.  Whitebox did not appeal the ruling by the Second Circuit.

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos containing products or used asbestos-containing drilling mud additives in connection with land-based drilling operations.  As of June 30, 2022, eight plaintiffs have claims pending in Louisiana and 15 plaintiffs in the aggregate have claims pending in either Illinois or Missouri, in which we have or may have an interest. We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2022, the subsidiary was a defendant in approximately 239 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement in September 2018 provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage in place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various regulatory matters and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any regulatory, lawsuit or other litigation matter will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

Environmental matters

We have certain potential liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state acts regulating cleanup of hazardous substances at various waste disposal sites, including those described

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

below.  CERCLA is intended to expedite the remediation of hazardous substances without regard to fault.  Potentially responsible parties (“PRPs”) for each site include present and former owners and operators of transporters to and generators of the substances at the site.  It is difficult to quantify the potential cost of environmental matters and remediation obligations.  Liability is strict and can be joint and several.

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

Note 10—Equity

Share issuance—We maintain an at-the-market equity offering program (the “ATM Program”).  We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  On June 14, 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $400 million, under the ATM Program.  In the three and six months ended June 30, 2022, we received aggregate cash proceeds of $103 million and $206 million, respectively, net of issue costs, for the aggregate sale of 24.6 million and 44.8 million shares, respectively, under the ATM Program.  In the three and six months ended June 30, 2021, we received aggregate cash proceeds of $66 million, net of issue costs, for the aggregate sale of 15.2 million shares under the ATM Program.

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$729	$729	$976	$976
Restricted cash and cash equivalents	432	432	436	436
Long-term loans receivable from unconsolidated affiliates	37	35	36	33
Total debt	7,223	5,548	7,170	5,661

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 25, 2022, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of July 25, 2022, we were constructing two ultra-deepwater drillships.

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

Significant Events

Secured credit facility amendment—In July 2022, we amended the bank credit agreement for our Secured Credit Facility (as amended from time to time, the “Secured Credit Facility”) to, among other things, extend the maturity date from June 22, 2023 to June 22, 2025 and reduce the borrowing capacity from $1.33 billion to $774 million through June 22, 2023, and thereafter, reduce the borrowing capacity to $600 million through June 22, 2025.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Shipyard Loans—In June 2022, we borrowed $349 million under one of two credit agreements with Jurong Shipyard Pte Ltd. (each, a “Shipyard Loan,” and together, the “Shipyard Loans”) and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  We recorded the Shipyard Loan, net of imputed interest, and the corresponding non-cash capital additions of $300 million.  Following mobilization, readiness testing and customer acceptance, we expect the rig to commence operations under its drilling contract in the fourth quarter of 2022.  See “—Liquidity and Capital Resources—Sources and uses of liquidity” and “—Liquidity and Capital Resources—Drilling fleet.”

Share issuance—In June 2021, we commenced an at-the-market equity offering program (the “ATM Program”).  In the six months ended June 30, 2022, we received aggregate cash proceeds of $206 million, net of issue costs, for the aggregate sale of 44.8 million shares under the ATM Program.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—In July 2022, we made a cash payment of $27 million to redeem an equivalent aggregate principal amount of the then outstanding 3.80% senior notes due October 2022 (the “3.80% Senior Notes”).  In January 2022, we made an aggregate cash payment of $18 million to repay an equivalent aggregate principal amount of the 5.52% Senior Secured Notes due May 2022 (the “5.52% Senior Secured Notes”) early.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our outlook remains positive based upon several fundamental factors, including the increased global demand for hydrocarbons combined with a diminishing global supply, the latter being the result of significant underinvestment in reserve replacement by oil and gas producers, the natural decline in production of existing oil and gas fields, and additional constraints imposed on industry participants by oil and gas producing nations and investors.  Additionally, the Russian invasion of Ukraine and the related economic sanctions, have initiated renewed interest in energy security across Europe and the U.S.  Due to these and other factors, oil prices have increased materially over the past two years and recently reached 10-year highs as reported by the New York Mercantile Exchange.

Recently, the price for both prompt and longer-dated barrels have exhibited volatility that reflects market concerns about inflationary trends, economic recession and the potential for demand destruction.  However, they are currently, and are expected to remain, at levels that are robustly supportive of investment in deepwater exploration and development projects.  Consequently, our outlook for the offshore drilling industry overall remains positive, but particularly for high-specification drilling assets, such as those we own and operate.

Our customers continue to show interest in deepwater and harsh environment offshore projects, certain of which have initiated increased exploration, production and reserve replacement activities by restarting delayed projects and commencing new drilling campaigns.  Licensing activity also indicated an increased interest in these areas as energy companies look to explore and develop new prospects.  This has resulted in increasing tendering activity, including several multi-year tenders for Brazil, West Africa, Asia and Australia in the first half of 2022.  We have recently observed that the commencement of our customers new projects is being, in some cases, influenced by global supply chain constraints such that it adversely impacts their ability to timely secure necessary equipment and supplies.  We currently believe that these circumstances, to some degree, could persist for the next 12 to 18 months.

Offshore drilling activity is increasing in almost every ultra-deepwater market, and due to the attrition of the global offshore fleet over the last several years, there are significantly fewer drilling units available to meet customer demands and, particularly, an increasing scarcity of the highest specification drilling units as customers look to secure the best equipment for their projects.  South America, the U.S. Gulf of Mexico and, increasingly, West Africa remain key ultra-deepwater market sectors, while Norway continues to represent the largest harsh environment market.  We have seen significant increases in dayrates for projects in the U.S. Gulf of Mexico, a trend that we expect will continue.  In the Norwegian harsh environment market, we do not expect many new projects to commence in 2022, but we believe this market will significantly accelerate starting in 2023 through 2026 due to the Norwegian tax incentive programs.  We are also encouraged by the recent announcements in the United Kingdom of new licensing for North Sea oil and gas projects, which could lead to some rigs mobilizing from the Norwegian market to capture this demand, thereby reducing rig supply and potentially increasing dayrates for the assets remaining in Norway.

We expect global energy demand to continue to increase in both member and non-member countries of the Organization for Economic Co-operation and Development.  Non-member countries are expected to experience the largest population growth and most significant increases in living standards, compounding the effect on energy consumption.  We believe that this forecasted increase in global energy demand will support an increase in demand for oil and gas.  In the context of the sharp decline in production activities that resulted from the pandemic and the lack of investment in exploration and production activities over the last decade, we believe that this increase in demand will underscore substantial supply constraints that are not easily reversed without significant new investment in drilling and sustained high oil and natural gas prices.

With deepwater and harsh environment fields generating robust economic returns versus other hydrocarbon sources, combined with their comparably low carbon intensity of production, we expect a significant portion of the required spending in fossil fuel development will be allocated to deepwater and harsh environment projects.  As there are now fewer high-specification offshore drilling rigs capable of operating in these markets, we believe that this increase in demand will support further improvement of dayrates.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of July 25, 2022, the uncommitted fleet rates for the remainder of 2022 and each of the four years in the period ending December 31, 2026 were as follows:

	2022	2023	2024	2025	2026
Uncommitted fleet rate
Ultra-deepwater floaters	54%	66%	77%	83%	88%
Harsh environment floaters	39%	66%	88%	98%	100%

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

	July 25,	April 25,	February 14,
	2022	2022	2022

Contract backlog	(In millions)
Ultra-deepwater floaters	$5,135	$5,080	$5,301
Harsh environment floaters	1,031	1,041	1,165
Total contract backlog	$6,166	$6,121	$6,466

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

	Three months ended
	June 30,	March 31,	June 30,
	2022	2022	2021
Average daily revenue
Ultra-deepwater floaters	$334,400	$305,600	$363,500
Harsh environment floaters	$406,000	$399,100	$379,900
Total fleet average daily revenue	$358,100	$334,500	$369,400

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

	Three months ended
	June 30,	March 31,	June 30,
	2022	2022	2021
Revenue efficiency
Ultra-deepwater floaters	96.8%	94.9%	97.9%
Harsh environment floaters	99.5%	95.0%	98.2%
Total fleet average revenue efficiency	97.8%	94.9%	98.0%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2022	2022	2021
Rig utilization
Ultra-deepwater floaters	53.8%	49.8%	48.1%
Harsh environment floaters	70.0%	60.3%	73.2%
Total fleet average rig utilization	58.2%	52.7%	54.9%

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

Operating Results

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2022	2021	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	1,925	1,849	76	4%
Average daily revenue	$358,100	$369,400	$(11,300)	(3)%
Revenue efficiency	97.8%	98.0%
Rig utilization	58.2%	54.9%

Contract drilling revenues	$692	$656	$36	5%

Operating and maintenance expense	(433)	(434)	1	nm
Depreciation and amortization expense	(184)	(186)	2	1%
General and administrative expense	(43)	(39)	(4)	(10)%
Gain (loss) on disposal of assets, net	(4)	1	(5)	nm
Operating income (loss)	28	(2)	30	nm

Other income (expense), net
Interest income	4	4	—	nm
Interest expense, net of amounts capitalized	(100)	(115)	15	13%
Other, net	3	14	(11)	(79)%
Loss before income tax expense	(65)	(99)	34	34%
Income tax expense	(3)	(4)	1	25%
Net loss	$(68)	$(103)	$35	34%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the following: (a) approximately $30 million resulting from higher fleet utilization and (b) approximately $5 million resulting from higher revenue efficiency on rigs that operated in both periods.

Costs and expenses—Operating and maintenance costs and expenses decreased slightly for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the following: (a) approximately $20 million resulting from lower rig maintenance costs and (b) approximately $5 million resulting from lower customer reimbursable costs, partially offset by (c) approximately $25 million resulting from increased rig operating activities.

General and administrative costs and expenses increased for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to (a) approximately $2 million of increased costs for information systems and technology and (b) approximately $1 million from increased strategy and innovation costs.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the following: (a) approximately $9 million resulting from debt repaid as scheduled and (b) approximately $4 million of increased interest capitalized for our newbuild projects.

Other income, net, decreased in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to reduced income of $10 million related to our dual-activity patent.

Income tax expense or benefit—In the three months ended June 30, 2022 and 2021, our effective tax rate was (4.7) percent and (4.6) percent, respectively, based on loss before income tax expense.  In the three months ended June 30, 2022 and 2021, the effect of various discrete period tax items was a net tax benefit of less than $1 million and $6 million, respectively.  In the three months ended June 30, 2022, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the three months ended June 30, 2021, such discrete items included expiration and settlements of various uncertain tax positions.  In the three months ended June 30, 2022 and 2021, our effective tax rate, excluding discrete items, was (5.2) percent and (10.2) percent, respectively, based on loss before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended June 30, 2022, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Norway, Brazil and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2022	2021	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	3,679	3,622	57	2%
Average daily revenue	$346,800	$371,500	$(24,700)	(7)%
Revenue efficiency	96.4%	97.7%
Rig utilization	55.4%	53.8%

Contract drilling revenues	$1,278	$1,309	$(31)	(2)%

Operating and maintenance expense	(845)	(869)	24	3%
Depreciation and amortization expense	(367)	(373)	6	2%
General and administrative expense	(85)	(78)	(7)	(9)%
Loss on disposal of assets, net	(3)	(58)	55	95%
Operating loss	(22)	(69)	47	68%

Other income (expense), net
Interest income	6	7	(1)	(14)%
Interest expense, net of amounts capitalized	(202)	(230)	28	12%
Gain on retirement of debt	—	51	(51)	nm
Other, net	4	23	(19)	(83)%
Loss before income tax (expense) benefit	(214)	(218)	4	2%
Income tax (expense) benefit	(29)	17	(46)	nm
Net loss	$(243)	$(201)	$(42)	(21)%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues decreased for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the following: (a) approximately $20 million resulting from lower average contractual dayrates on operating rigs, (b) approximately $15 million resulting from lower reimbursement revenues and (c) approximately $10 million resulting from an early termination fee earned in the six months ended June 30, 2021.  These decreases were partially offset by approximately $10 million resulting from increased fleet utilization.

Costs and expenses—Operating and maintenance costs and expenses decreased for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the following: (a) approximately $25 million resulting from lower rig maintenance costs, (b) approximately $15 million resulting from lower customer reimbursable costs, and (c) approximately $5 million resulting from a rig that was sold.  These decreases were partially offset by approximately $25 million resulting from increased rig operating activities.

General and administrative costs and expenses increased for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to (a) approximately $7 million of increased costs for information systems and technology and (b) approximately $4 million from increased strategy and innovation costs, partially offset by (c) approximately $4 million of reduced costs related to legal and professional fees.

Disposal of assets—In the six months ended June 30, 2021, we recognized a loss of $60 million associated with the sale of a harsh environment floater and related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the following: (a) approximately $17 million resulting from debt repaid as scheduled and (b) approximately $8 million of increased interest capitalized for our newbuild projects.

In the six months ended June 30, 2021, we recognized an aggregate net gain of $51 million associated with the retirement of $323 million aggregate principal amount of the 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) as a result of privately negotiated exchange transactions.

Other income, net, decreased in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to (a) decreased income of $9 million related to our dual-activity patent, (b) decreased income of $5 million related to the non-service components of net periodic benefit income and (c) decreased income of $4 million related to our investment in Orion Holdings (Cayman) Ltd. (“Orion”).

Income tax expense—In the six months ended June 30, 2022 and 2021, our effective tax rate was (13.7) percent and 7.7 percent, respectively, based on loss before income tax expense or benefit.  In the six months ended June 30, 2022 and 2021, the effect of various discrete period tax items was a net tax benefit of $8 million and $33 million, respectively, and the reduction of such tax benefit was primarily due to reduced releases of uncertain tax positions.  In the six months ended June 30, 2022, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the six months ended June 30, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt and expiration and settlements of various uncertain tax positions.  In the six months ended June 30, 2022 and 2021, our effective tax rate, excluding discrete items, was (17.5) percent and (7.8) percent, respectively, based on loss before income tax expense or benefit.  In the six months ended June 30, 2022 compared to the six months ended June 30, 2021, our effective tax rate increased primarily due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the six months ended June 30, 2022, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Switzerland, Norway and Brazil.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At June 30, 2022, we had $729 million in unrestricted cash and cash equivalents and $432 million in restricted cash and cash equivalents.  In the three months ended June 30, 2022, our primary sources of cash were net cash proceeds from the issuance of shares under the ATM Program and net cash provided by our operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Six months ended
	June 30,
	2022	2021	Change

	(In millions)
Cash flows from operating activities
Net loss	$(243)	$(201)	$(42)
Non-cash items, net	501	532	(31)
Changes in operating assets and liabilities, net	(218)	(82)	(136)
	$40	$249	$(209)

Net cash provided by operating activities decreased primarily due to (a) reduced cash collected from customers and (b) increased cash paid to employees, partially offset by (c) reduced cash paid for interest.

	Six months ended
	June 30,
	2022	2021	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(221)	$(100)	$(121)
Investments in unconsolidated affiliates	(19)	—	(19)
Investment in loans to unconsolidated affiliates	—	(33)	33
Proceeds from disposal of assets, net	4	7	(3)
	$(236)	$(126)	$(110)

Net cash used in investing activities increased primarily due to (a) increased capital expenditures related to our newbuild construction program, partially offset by (b) reduced cash invested in our debt and equity investments in Orion and Ocean Minerals LLC.

	Six months ended
	June 30,
	2022	2021	Change

	(In millions)
Cash flows from financing activities
Repayments of debt	$(257)	$(239)	$(18)
Proceeds from issuance of shares, net of issue costs	206	66	140
Other, net	(4)	(20)	16
	$(55)	$(193)	$138

Net cash used in financing activities decreased primarily due to increased net cash proceeds from the issuance of shares under the ATM Program.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Shipyard Loans or the Secured Credit Facility or proceeds from the disposal of assets or the issuance of debt or shares to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may consider establishing additional financing arrangements with banks or other capital providers, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or through exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including the exchange transactions completed in the years ended December 31, 2021 and 2020.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we currently expect that such cash flows will continue to be positive over the next year.  Among other factors, if general economic, financial, industry or business conditions deteriorate, if we experience poor operating results, or if we incur costs to, for example, reactivate, stack or otherwise assure the marketability of our fleet, our cash flows from operations may be reduced or negative.

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

Secured Credit Facility—In July 2022, we amended the bank credit agreement for our Secured Credit Facility to, among other things, (i) extend the maturity date from June 22, 2023 to June 22, 2025, (ii) reduce the borrowing capacity from $1.33 billion to $774 million through June 22, 2023, and thereafter reduce the borrowing capacity to $600 million through June 22, 2025 and (iii) replace our ability to borrow under the Secured Credit Facility at the reserve adjusted London Interbank Offered Rate plus a margin (the “Secured Credit Facility Margin”) with the ability to borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus the Secured Credit Facility Margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $200 million and available cash is less than $250 million.  The amended secured credit facility also permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on nine of our ultra-deepwater floaters and two of our harsh environment floaters.  The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.

In order to borrow under the Secured Credit Facility, we must, at the time of the borrowing request, not be in default under the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  In order to remain in compliance with the minimum liquidity requirement and to avoid a default under our Secured Credit Facility, we must obtain additional liquidity of at least $330 million within the 12-month period following the issuance of the financial statements included in this report, which we plan to obtain through a secured financing for Deepwater Titan.  A failure by us to avoid such a default would eliminate our access to incremental borrowing under the Secured Credit Facility and, since we expect to access borrowings under the Secured Credit Facility, give our lenders the right to declare such borrowings immediately due and payable.  Although not assured, we believe it is probable that we will be able to obtain such secured financing for Deepwater Titan in the required timeframe.

Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At July 27, 2022, we had no borrowings outstanding, $10 million of letters of credit issued, and we had $764 million of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—In June 2021, we entered into the Shipyard Loans to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  In June 2022, we borrowed $349 million under the Shipyard Loan and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  At July 25, 2022, we had no borrowings outstanding under the Shipyard Loan for Deepwater Titan.  We expect to borrow approximately $90 million upon delivery of Deepwater Titan in the six months ending December 31, 2022.  In certain circumstances, the maximum aggregate borrowing capacity under the Shipyard Loan for Deepwater Titan may be increased to approximately $440 million, and such Shipyard Loan may also be secured by, among other security, a lien on the rig.  The Shipyard Loans are guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas are secured by, among other security, a lien on the rig.  We have the right to prepay the outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limits the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.

Share issuance—We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In the six months ended June 30, 2022, we received aggregate cash proceeds of $206 million, net of issue costs, for the aggregate sale of 44.8 million shares under the ATM Program.  In the year ended December 31, 2021, we received aggregate cash proceeds of $158 million, net of issue costs, for the aggregate sale of 36.1 million shares under the ATM Program.

Debt exchanges—On February 2021, we issued $294 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) and made an aggregate cash payment of $11 million in private exchanges for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.

Early debt retirement—In July 2022, we made a cash payment of $27 million to redeem an equivalent aggregate principal amount of the then outstanding 3.80% Senior Notes.  In January 2022, we made an aggregate cash payment of $18 million to repay an equivalent aggregate principal amount of the 5.52% Senior Secured Notes, and as a result, the noteholders subsequently released all liens, the mortgage on the secured rig and $106 million from restricted cash accounts.  In the year ended December 31, 2021, we made an aggregate cash payment of $79 million to repurchase in the open market an equivalent aggregate principal amount of our debt securities.

Equity and debt investments—We hold equity and debt investments in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  In the six months ended June 30, 2022, we made a cash contribution of $9 million to our equity investment in Orion.  In June 2021, we agreed to participate in a financing arrangement for Orion, at a rate of 33.0 percent, equivalent to our ownership interest in Orion, and made a cash investment of $33 million in the loan facility.

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

In the six months ended June 30, 2022, we made a cash contribution of $10 million for a noncontrolling equity investment in Ocean Minerals LLC, the parent company of Moana Minerals Ltd. (“Moana”), a Cook Islands subsea resource development company that was recently awarded an exploration license by the Cook Islands Seabed Minerals Authority, granting it exploration rights to a large subsea geographic area with substantial quantities of polymetallic nodules.  These nodules contain high concentrations of metals capable of addressing some of the projected supply shortages of metals needed for alternative energy technologies, including for components of electric vehicles.  In connection with our investment, we retain a priority right to provide deepwater nodule extraction services to Moana.  Along with Moana and others, we intend to extract the nodules in an environmentally responsible way by employing existing and developing new technologies.

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

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At June 30, 2022, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.40 billion.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations and other commercial commitments—As of June 30, 2022, with exception of the following, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

		Twelve months ending June 30,
	Total	2023	2024 - 2025	2026 - 2027	Thereafter

	(in millions)
Debt	$7,335	$857	$1,324	$3,710	$1,444
Interest on debt	2,240	389	652	386	813
Total	$9,575	$1,246	$1,976	$4,096	$2,257

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

The historical and projected capital expenditures and non-cash capital additions for our ongoing newbuild construction projects were as follows:

		Total costs	Expected
		for the	costs for the	Expected
	Total costs	six months	six months	costs for the	Total
	through	ended	ending	year ending	estimated
	December 31,	June 30,	December 31,	December 31,	costs at
	2021	2022	2022	2023	completion

	(In millions)
Deepwater Atlas (a)	$443	$418	$146	$38	$1,045
Deepwater Titan (b)	512	75	514	94	1,195
Total	$955	$493	$660	$132	$2,240
(a)	Deepwater Atlas is an ultra-deepwater drillship under construction. In June 2022, we borrowed $349 million under the Shipyard Loan and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas. We recorded the Shipyard Loan, net of imputed interest, and corresponding non-cash capital additions of $300 million. Following mobilization, readiness testing and customer acceptance, we expect the rig to commence operations under its drilling contract in the fourth quarter of 2022, in the first of two phases, using a 15,000 pounds per square inch blowout preventer. Before the start of the second phase, the rig will undergo installation of a 20,000 pounds per square inch blowout preventer and related equipment, which is expected to be commissioned in the year ending December 31, 2023.
(b)	Deepwater Titan is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Titan in the fourth quarter of 2022, and upon delivery, we expect to borrow approximately $90 million under the Shipyard Loan, which may be discounted for imputed interest, to finance a portion of the final installment to the shipyard (see “—Sources and uses of liquidity”). The rig is expected to commence operations under its drilling contract in the second quarter of 2023. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, operating results and liquidity and capital resources are based upon, and should be read in conjunction with, our condensed consolidated financial statements and the notes thereto, included under “Item 1. Financial Statements” in this quarterly report on Form 10-Q.  For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2021.  As of June 30, 2022, there have been no material changes to the critical accounting policies and estimates on which our judgments, assumptions and estimates are based.

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

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The expected maturity amounts, presented below, include both principal and other installments, representing the contractual interest payments resulting from previously restructured debt.  The following table presents information as of June 30, 2022 for the 12-month periods ending June 30 (in millions, except interest rate percentages):

	Twelve months ending June 30,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$857	$692	$632	$1,705	$2,005	$1,444	$7,335	$5,548
Average interest rate	4.65%	5.57%	5.73%	6.19%	4.01%	7.34%

At June 30, 2022 and December 31, 2021, the fair value of our outstanding debt was $5.55 billion and $5.66 billion, respectively. During the six months ended June 30, 2022, the fair value of our debt decreased by $113 million due to the following: (a) a decrease of $221 million due to repayments of debt at scheduled maturities, (b) a decrease of $174 million due to changes in the market prices of our outstanding debt and (c) a decrease of $18 million due to debt retirement, partially offset by (d) an increase of $300 million due to borrowings under a shipyard loan established to finance a portion of the final installment due upon delivery of an ultra-deepwater drillship.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
April 2022	—	$—	—	$3,396
May 2022	—	—	—	3,396
June 2022	—	—	—	3,396
Total	—	$—	—	$3,396
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At June 30, 2022, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.40 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”
Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 13, 2022
3.2	Organizational Regulations of Transocean Ltd., adopted April 7, 2021	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
10.1	Award Agreement with Mark L. Mey, dated June 14, 2022	Filed herewith
10.2	Award Agreement with Howard E. Davis, dated June 14, 2022	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021; (ii) our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021; (iii) our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, (iv) our condensed consolidated statements of equity for the three and six months ended June 30, 2022 and 2021; (v) our condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 2, 2022.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)