Form 10-Q
period 2022-09-30
Transocean Ltd.
filed 2022-11-04
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022, 721,888,427 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2022

PART I.  FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Contract drilling revenues	$691	$626	$1,969	$1,935

Costs and expenses
Operating and maintenance	411	398	1,256	1,267
Depreciation and amortization	182	185	549	558
General and administrative	42	40	127	118
	635	623	1,932	1,943

Loss on disposal of assets, net	(3)	(3)	(6)	(61)
Operating income (loss)	53	—	31	(69)

Other income (expense), net
Interest income	9	4	15	11
Interest expense, net of amounts capitalized	(96)	(110)	(298)	(340)
Gain on retirement of debt	7	—	7	51
Other, net	(6)	3	(2)	26
	(86)	(103)	(278)	(252)
Loss before income tax expense (benefit)	(33)	(103)	(247)	(321)
Income tax expense (benefit)	(5)	27	24	10

Net loss	(28)	(130)	(271)	(331)
Net income attributable to noncontrolling interest	—	—	—	1
Net loss attributable to controlling interest	$(28)	$(130)	$(271)	$(332)

Loss per share, basic and diluted	$(0.04)	$(0.20)	$(0.39)	$(0.53)
Weighted-average shares, basic and diluted	714	653	690	630

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss	$(28)	$(130)	$(271)	$(331)
Net income attributable to noncontrolling interest	—	—	—	1
Net loss attributable to controlling interest	(28)	(130)	(271)	(332)

Components of net periodic benefit costs before reclassifications	—	—	(11)	(5)
Components of net periodic benefit costs reclassified to net loss	2	3	4	7

Other comprehensive income (loss) before income taxes	2	3	(7)	2
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	2	3	(7)	2
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	2	3	(7)	2

Total comprehensive loss	(26)	(127)	(278)	(329)
Total comprehensive income attributable to noncontrolling interest	—	—	—	1
Total comprehensive loss attributable to controlling interest	$(26)	$(127)	$(278)	$(330)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30,	December 31,
	2022	2021

Assets
Cash and cash equivalents	$954	$976
Accounts receivable, net of allowance of $2 at September 30, 2022 and December 31, 2021	599	492
Materials and supplies, net of allowance of $194 and $183 at September 30, 2022 and December 31, 2021, respectively	398	392
Restricted cash and cash equivalents	387	436
Other current assets	131	148
Total current assets	2,469	2,444

Property and equipment	23,728	23,152
Less accumulated depreciation	(6,570)	(6,054)
Property and equipment, net	17,158	17,098
Contract intangible assets	75	173
Deferred tax assets, net	11	7
Other assets	908	959
Total assets	$20,621	$20,681

Liabilities and equity
Accounts payable	$275	$228
Accrued income taxes	4	17
Debt due within one year	750	513
Other current liabilities	476	545
Total current liabilities	1,505	1,303

Long-term debt	6,451	6,657
Deferred tax liabilities, net	471	447
Other long-term liabilities	963	1,068
Total long-term liabilities	7,885	8,172

Commitments and contingencies

Shares, CHF 0.10 par value, 905,093,509 authorized, 142,362,675 conditionally authorized, 797,244,753 issued and 721,888,427 outstanding at September 30, 2022, and 891,379,306 authorized, 142,363,356 conditionally
authorized, 728,176,456 issued and 655,505,335 outstanding at December 31, 2021	71	64
Additional paid-in capital	13,979	13,683
Accumulated deficit	(2,729)	(2,458)
Accumulated other comprehensive loss	(91)	(84)
Total controlling interest shareholders’ equity	11,230	11,205
Noncontrolling interest	1	1
Total equity	11,231	11,206
Total liabilities and equity	$20,621	$20,681

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Shares
Balance, beginning of period	$69	$62	$64	$60
Issuance of shares	2	1	7	3
Balance, end of period	71	$63	$71	$63

Additional paid-in capital
Balance, beginning of period	$13,899	$13,578	$13,683	$13,501
Share-based compensation	7	7	22	21
Issuance of shares	56	74	257	138
Issuance of warrants	17	—	17	—
Other, net	—	—	—	(1)
Balance, end of period	$13,979	$13,659	$13,979	$13,659

Accumulated deficit
Balance, beginning of period	$(2,701)	$(2,068)	$(2,458)	$(1,866)
Net loss attributable to controlling interest	(28)	(130)	(271)	(332)
Balance, end of period	$(2,729)	$(2,198)	$(2,729)	$(2,198)

Accumulated other comprehensive loss
Balance, beginning of period	$(93)	$(264)	$(84)	$(263)
Other comprehensive income (loss) attributable to controlling interest	2	3	(7)	2
Balance, end of period	$(91)	$(261)	$(91)	$(261)

Total controlling interest shareholders’ equity
Balance, beginning of period	$11,174	$11,308	$11,205	$11,432
Total comprehensive loss attributable to controlling interest	(26)	(127)	(278)	(330)
Share-based compensation	7	7	22	21
Issuance of shares	58	75	264	141
Issuance of warrants	17	—	17	—
Other, net	—	—	—	(1)
Balance, end of period	$11,230	$11,263	$11,230	$11,263

Noncontrolling interest
Balance, beginning of period	$1	$4	$1	$3
Total comprehensive income attributable to noncontrolling interest	—	—	—	1
Balance, end of period	$1	$4	$1	$4

Total equity
Balance, beginning of period	$11,175	$11,312	$11,206	$11,435
Total comprehensive loss	(26)	(127)	(278)	(329)
Share-based compensation	7	7	22	21
Issuance of shares	58	75	264	141
Issuance of warrants	17	—	17	—
Other, net	—	—	—	(1)
Balance, end of period	$11,231	$11,267	$11,231	$11,267

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(271)	$(331)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	98	170
Depreciation and amortization	549	558
Share-based compensation expense	22	21
Loss on disposal of assets, net	6	61
Gain on retirement of debt	(7)	(51)
Deferred income tax expense	20	43
Other, net	56	29
Changes in deferred revenues, net	(49)	(87)
Changes in deferred costs, net	23	8
Changes in other operating assets and liabilities, net	(177)	(31)
Net cash provided by operating activities	270	390

Cash flows from investing activities
Capital expenditures	(308)	(137)
Investments in equity of unconsolidated affiliates	(27)	—
Investment in loans to unconsolidated affiliates	(2)	(33)
Proceeds from disposal of assets, net	4	8
Net cash used in investing activities	(333)	(162)

Cash flows from financing activities
Repayments of debt	(453)	(423)
Proceeds from issuance of shares, net of issue costs	264	141
Proceeds from issuance of debt, net of issue costs	176	—
Proceeds from issuance of warrants, net of issue costs	12	—
Other, net	(7)	(30)
Net cash used in financing activities	(8)	(312)

Net decrease in unrestricted and restricted cash and cash equivalents	(71)	(84)
Unrestricted and restricted cash and cash equivalents, beginning of period	1,412	1,560
Unrestricted and restricted cash and cash equivalents, end of period	$1,341	$1,476

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of September 30, 2022, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of September 30, 2022, we were constructing two ultra-deepwater drillships.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, included in our annual report on Form 10-K filed on February 23, 2022.

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

Note 3—Unconsolidated Affiliates

Equity investments—We hold noncontrolling equity investments in various unconsolidated companies, including (a) our 33.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge, (b) our interest in Nauticus Robotics, Inc., a publicly traded company that develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them, (c) our interest in Ocean Minerals LLC, the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that was recently awarded an exploration license by the Cook Islands Seabed Minerals Authority, granting it exploration rights to a large subsea geographic area with substantial quantities of polymetallic nodules and (d) our interests in certain companies that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for drilling and other activities.  In the nine months ended September 30, 2022, we made an aggregate cash contribution of $27 million to our equity investments.  At September 30, 2022 and December 31, 2021, the aggregate carrying amount of our equity investments was $103 million and $91 million, respectively, recorded in other assets, of which the aggregate carrying amount of our equity investment in Orion was $59 million and $57 million, respectively.

Related party transactions—We engage in certain related party transactions with unconsolidated affiliates, the most significant of which are under agreements with Orion.  We operate, stack and maintain Transocean Norge under a management services agreement, and we market Transocean Norge under a marketing services agreement.  During operations, we lease Transocean Norge under a short-term bareboat charter agreement, the next of which is expected to begin in May 2023 and expire in December 2023.  Additionally, we procure and provide services and equipment from and to other unconsolidated affiliates for technological innovation and subsea minerals exploration.  In the nine months ended September 30, 2022 and 2021, we received an aggregate cash payment of $29 million and $6 million, respectively, for services and equipment provided to Orion.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

We also periodically provide financing to certain of our unconsolidated affiliates.  In the nine months ended September 30, 2022 and 2021, we made an aggregate cash investment in loans of $2 million and $33 million, respectively.  At September 30, 2022 and December 31, 2021, the aggregate principal amount due to us under the various financing arrangements with our unconsolidated affiliates was $38 million and $36 million, respectively, recorded in other assets.

Note 4—Revenues

Overview—Our drilling services represent a single performance obligation under our drilling contracts with customers that is satisfied over time, the duration of which varies by contract.  As of September 30, 2022, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through July 2029.

Disaggregation—Our disaggregated contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended September 30,						Nine months ended September 30,
	2022			2021			2022			2021
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$288	$—	$288	$280	$—	$280	$809	$—	$809	$819	$4	$823
Norway	—	244	244	—	185	185	—	678	678	—	609	609
Other countries (a)	145	14	159	148	13	161	465	17	482	469	34	503
Total contract drilling revenues	$433	$258	$691	$428	$198	$626	$1,274	$695	$1,969	$1,288	$647	$1,935
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	September 30,	December 31,
	2022	2021
Deferred contract revenues, recorded in other current liabilities	$84	$83
Deferred contract revenues, recorded in other long-term liabilities	215	265
Total contract liabilities	$299	$348

Significant changes in contract liabilities were as follows (in millions):

	Nine months ended
	September 30,
	2022	2021
Total contract liabilities, beginning of period	$348	$456
Decrease due to recognition of revenues for goods and services	(90)	(117)
Increase due to goods and services transferred over time	41	30
Total contract liabilities, end of period	$299	$369

Pre-operating costs—In the three and nine months ended September 30, 2022, we recognized pre-operating costs of $10 million and $46 million, respectively, recorded in operating and maintenance costs.  In the three and nine months ended September 30, 2021, we recognized pre-operating costs of $13 million and $43 million, respectively, recorded in operating and maintenance costs.  At September 30, 2022 and December 31, 2021, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $3 million and $21 million, respectively, recorded in other assets.

Note 5—Long-Lived Assets

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Nine months ended
	September 30,
	2022	2021
Construction work in progress, beginning of period	$1,017	$828

Capital expenditures
Newbuild construction program	269	106
Other equipment and construction projects	39	31
Total capital expenditures	308	137
Non-cash capital additions financed under Shipyard Loan	300	—
Changes in accrued capital additions	(4)	19

Property and equipment placed into service	(35)	(28)
Construction work in progress, end of period	$1,586	$956

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

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt, a bifurcated compound exchange feature, and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021
5.52% Senior Secured Notes due May 2022	$—	$18	$—	$18
3.80% Senior Notes due October 2022	—	27	—	27
0.50% Exchangeable Senior Bonds due January 2023	49	140	49	140
5.375% Senior Secured Notes due May 2023	274	306	274	304
5.875% Senior Secured Notes due January 2024	352	435	349	430
7.75% Senior Secured Notes due October 2024	270	300	267	296
6.25% Senior Secured Notes due December 2024	281	313	278	309
6.125% Senior Secured Notes due August 2025	336	402	332	397
7.25% Senior Notes due November 2025	364	411	360	406
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	294	294	269	264
7.50% Senior Notes due January 2026	569	569	566	565
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	238	238	265	271
11.50% Senior Guaranteed Notes due January 2027	687	687	1,009	1,078
6.875% Senior Secured Notes due February 2027	482	550	477	544
8.00% Senior Notes due February 2027	612	612	608	607
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loan due June 2027	349	—	303	—
7.00% Notes due June 2028	261	261	265	265
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	300	—	281	—
7.50% Notes due April 2031	396	396	394	394
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,975	6,820	7,201	7,170

Less debt due within one year
5.52% Senior Secured Notes due May 2022	—	18	—	18
3.80% Senior Notes due October 2022	—	27	—	27
0.50% Exchangeable Senior Bonds due January 2023	49	—	49	—
5.375% Senior Secured Notes due May 2023	274	63	274	62
5.875% Senior Secured Notes due January 2024	83	83	81	80
7.75% Senior Secured Notes due October 2024	60	60	59	58
6.25% Senior Secured Notes due December 2024	62	62	61	61
6.125% Senior Secured Notes due August 2025	66	66	64	64
7.25% Senior Notes due November 2025	9	—	9	—
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	6	6
11.50% Senior Guaranteed Notes due January 2027	—	—	70	70
6.875% Senior Secured Notes due February 2027	69	69	67	67
4.50% Shipyard Loan due June 2027	10	—	10	—
Total debt due within one year	682	448	750	513
Total long-term debt	$6,293	$6,372	$6,451	$6,657

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At September 30, 2022, scheduled maturities of our debt, including the principal installments and other installments, representing the contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending September 30,
2023	$682	$76	$758
2024	595	77	672
2025	693	77	770
2026	1,408	78	1,486
2027	1,853	40	1,893
Thereafter	1,744	—	1,744
Total installments of debt	$6,975	$348	7,323
Total unamortized debt-related balances, net			(261)
Bifurcated compound exchange feature, at estimated fair value			139
Total carrying amount of debt			$7,201

Credit agreements

Secured Credit Facility—We have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to mature on June 22, 2025.  In July 2022, we amended the bank credit agreement for our Secured Credit Facility to, among other things, (i) extend the maturity date from June 22, 2023 to June 22, 2025, (ii) reduce the borrowing capacity from $1.33 billion to $774 million through June 22, 2023, and thereafter reduce the borrowing capacity to $600 million through June 22, 2025 and (iii) replace our ability to borrow under the Secured Credit Facility at the reserve adjusted London Interbank Offered Rate plus a margin (the “Secured Credit Facility Margin”) with the ability to borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus the Secured Credit Facility Margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $200 million and available cash is less than $250 million.  The amended secured credit facility also permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on nine of our ultra-deepwater floaters and two of our harsh environment floaters.  The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.

In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  To remain in compliance with the minimum liquidity requirement and to avoid a default, we must obtain additional liquidity of at least $200 million within the 12-month period following the issuance of the financial statements included in this report, which we plan to obtain through a secured financing for Deepwater Titan.  A failure by us to avoid such a default would eliminate our access to incremental borrowing under the Secured Credit Facility and, since we expect to have drawn on the Secured Credit Facility, give our lenders the right to declare such borrowings immediately due and payable.  Although not assured, we believe it is probable that we will be able to obtain such secured financing for Deepwater Titan in the required timeframe.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At September 30, 2022, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.375 percent and the facility fee was 0.875 percent.  At September 30, 2022, we had no borrowings outstanding, $7 million of letters of credit issued, and we had $767 million of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—In June 2021, we entered into credit agreements with Jurong Shipyard Pte Ltd. establishing facilities (each, a “Shipyard Loan,” and together, the “Shipyard Loans”) to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  In June 2022, we borrowed $349 million under the Shipyard Loan and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  We recorded the Shipyard Loan, net of imputed interest, with an initial carrying amount of $300 million and corresponding non-cash capital additions, recorded in property and equipment.  The carrying amount of the Shipyard Loan at inception represented its estimated fair value using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

credit spreads of our debt, by applying an estimated discount rate of 9.4 percent.  At September 30, 2022, we had no borrowings outstanding under the Shipyard Loan for Deepwater Titan.

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

Exchangeable bonds

Exchange terms—At September 30, 2022, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
0.50% Exchangeable Senior Bonds due January 2023	97.29756	$10.28	4.7
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.47620	5.25	56.0
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	162.16260	6.17	38.6
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.66180	3.44	87.2

The exchange rates of our exchangeable bonds, identified above, are subject to adjustment upon the occurrence of certain events.  The 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the business day immediately preceding the maturity date.  The 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  The 2.50% senior guaranteed exchangeable bonds due January 2027 may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date.  The 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

The 4.625% Senior Guaranteed Exchangeable Bonds contain a compound exchange feature that, in addition to the exchange terms outlined above, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we will recognize changes to the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.

Effective interest rates and fair values—At September 30, 2022, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
0.50% Exchangeable Senior Bonds due January 2023	0.5%	$48
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	265
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	0.0%	181
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.1%	281

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Related balances—At September 30, 2022 and December 31, 2021, the premium associated with the original issuance of the 0.50% Exchangeable Senior Bonds had a carrying amount of $172 million, recorded in equity as a component of additional paid-in capital.

Debt issuance

Senior guaranteed exchangeable bonds—On September 30, 2022, we issued $300 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds in connection with exchange and purchase agreements.  Pursuant to the exchange and purchase agreements, we exchanged (the “2022 Private Exchange”) (a) $73 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds for (i) $73 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds and (ii) 6.7 million warrants to purchase Transocean Ltd. shares, and (b) $43 million aggregate principal amount of the 7.25% senior notes due November 2025 for

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

$39 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds.  Additionally, we sold $188 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds and issued 15.5 million warrants to purchase Transocean Ltd. shares for aggregate net cash proceeds of $188 million.  The initial carrying amount of the 4.625% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $281 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.  In the three and nine months ended September 30, 2022, as a result of the 2022 Private Exchange, we recognized a gain of $6 million ($0.01 per diluted share), with no tax effect, associated with the retirement of debt.  See Note 10—Equity.

On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in private exchanges (collectively, the “2021 Private Exchange”) for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  The initial carrying amount of the 4.00% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $260 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.  In the nine months ended September 30, 2021, as a result of the 2021 Private Exchange, we recognized a gain of $51 million ($0.08 per diluted share), with no tax effect, associated with the retirement of debt.

Early debt retirement

During the nine months ended September 30, 2022 and 2021, we retired certain notes as a result of repayment, redemption, private exchanges and open market repurchases.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Nine months ended September 30,
	2022				2021
	Repaid	Exchanged	Redeemed	Total	Exchanged	Repurchased	Total
5.52% Senior Secured Notes due May 2022	$18	$—	$—	$18	$—	$—	$—
3.80% Senior Notes due October 2022	—	—	27	27	—	—	—
0.50% Exchangeable Senior Bonds due January 2023	—	73	18	91	323	—	323
5.375% Senior Secured Notes due May 2023	—	—	—	—	—	10	10
5.875% Senior Secured Notes due January 2024	—	—	—	—	—	41	41
7.25% Senior Notes due November 2025	—	43	5	48	—	—	—
Aggregate principal amount of debt retired	$18	$116	$50	$184	$323	$51	$374

Aggregate cash payment	$18	$—	$49	$67	$11	$51	$62
Aggregate principal amount of debt issued in exchanges	$—	$112	$—	$112	$294	$—	$294
Aggregate fair value of warrants issued in exchanges	$—	$5	$—	$5	$—	$—	$—
Aggregate net gain, nine-month period	$—	$6	$1	$7	$51	$—	$51
Aggregate net gain, three-month period	$—	$6	$1	$7	$—	$—	$—

In October 2022, the harsh environment floater Transocean Equinox, which is held as collateral for the 5.375% senior secured notes due May 2023, concluded its drilling contract following a notice received from the customer in September 2022.  As required under the indenture governing such notes, on the date that is 90 days after the contract’s conclusion, we must redeem 50 percent of the aggregate principal amount of the outstanding securities at a redemption price equal to 100 percent of the principal amount of the securities to be redeemed plus accrued and unpaid interest.  As a result, we expect to make a cash redemption payment of $121 million in January 2023, which we previously expected to make in March 2023 if the drilling contract would have instead concluded in December 2022 at the expiration of its firm term.

Note 7—Income Taxes

Tax provision and rate—In the nine months ended September 30, 2022 and 2021, our effective tax rate was (9.6) percent and (3.2) percent, respectively, based on loss before income tax expense or benefit.  In the nine months ended September 30, 2022 and 2021, the effect of various discrete period tax items was a net tax benefit of $14 million and $25 million, respectively, and the reduction of such tax benefit was primarily due to reduced releases of uncertain tax positions in the current-year period.  In the nine months ended September 30, 2022, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the nine months ended September 30, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt, expiration and settlements of various uncertain tax positions, remeasurement of deferred tax liabilities related to the jurisdictional ownership changes of certain assets and changes in valuation allowances.  In the nine months ended September 30, 2022 and 2021, our effective tax rate, excluding discrete items, was (14.9) percent and (11.2) percent, respectively, based on loss before income tax expense or benefit.

Tax positions and returns—We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes that are subject to changes resulting from new

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We are actively engaged in the appeals process and have filed protests with the Brazilian tax authorities, which has resulted in favorable closure of a portion of the two cases.  As of September 30, 2022, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 660 million, equivalent to approximately $122 million, and indirect tax of BRL 115 million, equivalent to approximately $21 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Loss Per Share

The computations of basic and diluted loss per share were as follows (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(28)	$(130)	$(271)	$(332)

Denominator for loss per share, basic and diluted
Weighted-average shares for per share calculation	714	653	690	630

Loss per share, basic and diluted	$(0.04)	$(0.20)	$(0.39)	$(0.53)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Exchangeable bonds	109.0	108.1	108.4	103.1
Share-based awards	15.8	13.0	14.7	12.3
Warrants	0.2	—	0.1	—

Note 9—Contingencies

Legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos containing products or used asbestos-containing drilling mud additives in connection with land-based drilling operations.  As of September 30, 2022, eight plaintiffs have claims pending in Louisiana and 11 plaintiffs in the aggregate have claims pending in either Illinois or Missouri, in which we have or may have an interest. We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2022, the subsidiary was a defendant in approximately 231 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement in September 2018 provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage in place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 10—Equity

Share issuance—We maintain an at-the-market equity offering program (the “ATM Program”).  We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  On June 14, 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $400 million, under the ATM Program.  On August 5, 2022, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $435 million, under the ATM Program.  In the three and nine months ended September 30, 2022, we received aggregate cash proceeds of $58 million and $264 million, respectively, net of issue costs, for the aggregate sale of 16.2 million and 61.0 million shares, respectively, under the ATM Program.  In the three and nine months ended September 30, 2021, we received aggregate cash proceeds of $75 million and $141 million, respectively, net of issue costs, for the aggregate sale of 16.5 million and 31.7 million shares, respectively, under the ATM Program.

Warrants—On September 30, 2022, in connection with the issuance and sale of the 4.625% Senior Guaranteed Exchangeable Bonds in the 2022 Private Exchange, we issued 22.2 million warrants to purchase Transocean Ltd. shares.  The warrants may be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, subject to certain anti-dilutive adjustments, and at our election, such exercise may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  If at any time prior to expiration, the closing price of Transocean Ltd. shares equals or exceeds $10.00 per share, subject to adjustment upon the occurrence of certain events, for a period of five consecutive trading days, we will have the right to effect an exercise of all, but not less than all, of the warrants upon notice to holders.  The initial carrying amount of the warrants, recorded in additional paid-in capital and measured at the estimated fair value on the date of issuance, was $17 million.  We estimated the fair value of the warrants by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the expected volatility of the market price for our shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$954	$954	$976	$976
Restricted cash and cash equivalents	387	387	436	436
Long-term loans receivable from unconsolidated affiliates	38	37	36	33
Total debt	7,201	5,515	7,170	5,661

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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 27, 2022, we owned or had partial ownership interests in and operated 38 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and 10 harsh environment floaters.  As of October 27, 2022, we were constructing one ultra-deepwater drillship.

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

Significant Events

Fleet expansion—In October 2022, we completed the construction of and placed into service the ultra-deepwater floater Deepwater Atlas.  See “—Liquidity and Capital Resources—Drilling fleet.”

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

Debt issuance and private exchange transactions—On September 30, 2022, we issued $300 million aggregate principal amount of 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) in connection with (a) the issuance for aggregate cash proceeds of $188 million and (b) the exchanges (the “2022 Private Exchange”) of certain of the 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”).  In connection with the 2022 Private Exchange, we also issued 22.2 million warrants to purchase Transocean Ltd. shares.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Shipyard Loans—In June 2022, we borrowed $349 million under one of two credit agreements (each, a “Shipyard Loan,” and together, the “Shipyard Loans”) and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  We recorded the Shipyard Loan, net of imputed interest, and the corresponding non-cash capital additions of $300 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity” and “—Liquidity and Capital Resources—Drilling fleet.”

Share issuance—In June 2021, we commenced an at-the-market equity offering program (the “ATM Program”).  In the nine months ended September 30, 2022, we received aggregate cash proceeds of $264 million, net of issue costs, for the aggregate sale of 61.0 million shares under the ATM Program.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—In July 2022, we made an aggregate cash payment of $27 million to redeem an equivalent aggregate principal amount of the then outstanding 3.80% senior notes due October 2022 (the “3.80% Senior Notes”).  In January 2022, we made an aggregate cash payment of $18 million to repay an equivalent aggregate principal amount of the 5.52% Senior Secured Notes due May 2022 (the “5.52% Senior Secured Notes”) early.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our outlook remains positive based upon several fundamental factors, including the increased global demand for hydrocarbons combined with a diminishing global supply, the latter being the result of the natural decline in production of existing oil and gas fields compounded by the significant underinvestment in reserve replacement by oil and gas producers, and additional constraints imposed on industry participants by the governments of oil and gas producing nations as well as investors.  Additionally, the Russian invasion of Ukraine and the related economic sanctions have highlighted the criticality of energy reliability and security across Europe and the U.S.  Due to these and other factors, oil prices have increased materially over the past two years and even reached 10-year highs as reported by the New York Mercantile Exchange.

The price for both prompt and longer-dated barrels continue to exhibit volatility that reflects market concerns about inflationary trends, economic recession and the potential for demand destruction.  However, they are currently, and are expected to remain, at levels that are robustly supportive of investment in deepwater exploration and development projects.  Consequently, our outlook for the offshore drilling industry overall remains positive, particularly for high-specification drilling assets, such as those we own and operate.

Our customers continue to show interest in deepwater and harsh environment offshore projects as evidenced by the restarting of delayed projects and commencement of new drilling campaigns.  Licensing activity has also increased as energy companies look to explore and develop new prospects.  This has resulted in more tendering activity, including several multi-year tenders for Brazil, West Africa, Asia and Australia in the first nine months of 2022.  We have recently observed that the commencement of certain projects is, in some cases, being delayed due to global supply chain constraints adversely impacting the timely availability of necessary equipment and supplies.  We currently believe that these temporary circumstances will gradually diminish over the next 12 months.

Offshore drilling activity is increasing in every ultra-deepwater market sector.  However, significant attrition over the last several years has resulted in a much smaller global fleet of floating rigs available to meet customer demands and there is a distinct scarcity of the highest specification drilling units required by customers for their projects.  South America, the U.S. Gulf of Mexico and, increasingly, West Africa remain key ultra-deepwater market sectors.  We have seen significant increases in dayrates for projects in the U.S. Gulf of Mexico and in Brazil, a trend that we expect will continue.  In Norway, which continues to represent the largest harsh environment market, we do not expect many new projects to commence before mid-to-late 2023, but we expect demand for rigs in this market will rapidly accelerate thereafter through 2026 due to the Norwegian tax incentive programs.  Given the highly regulated nature of this market and the limited number of rigs qualified to operate in it, we anticipate an increase in dayrates commensurate with the increased demand.  We are also encouraged by the recent announcements in the United Kingdom of new licensing for North Sea oil and gas projects, and projects being announced in Namibia, South Africa and Australia that require these high-specification semisubmersibles.  We believe these opportunities will result in rigs mobilizing from Norway to capture this demand in these regions thereby further reducing rig supply and potentially accelerating dayrate increases for the assets remaining in Norway.

We expect global energy demand to continue to increase in both member and non-member countries of the Organization for Economic Co-operation and Development.  Forecasts indicate that non-member countries will experience the largest population growth and require the most significant improvement in living standards, compounding the effect on energy demand for the foreseeable future.  We believe that this increase in global energy demand will result in meaningful incremental demand for oil and gas.  In the context of the pronounced decline in investment in exploration and production activities over the last decade, we anticipate that a prolonged period of elevated hydrocarbon prices and investment in drilling activity will be necessary to meet this demand.

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

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 13, 2022, the uncommitted fleet rates for the remainder of 2022 and each of the four years in the period ending December 31, 2026 were as follows:

	2022	2023	2024	2025	2026
Uncommitted fleet rate
Ultra-deepwater floaters	52%	55%	69%	79%	85%
Harsh environment floaters	47%	52%	88%	98%	100%

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

	October 13,	July 25,	February 14,
	2022	2022	2022

Contract backlog	(In millions)
Ultra-deepwater floaters	$6,327	$5,135	$5,301
Harsh environment floaters	943	1,031	1,165
Total contract backlog	$7,270	$6,166	$6,466

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

	Three months ended
	September 30,	June 30,	September 30,
	2022	2022	2021
Average daily revenue
Ultra-deepwater floaters	$326,600	$334,400	$351,900
Harsh environment floaters	$374,000	$406,000	$401,600
Total fleet average daily revenue	$343,400	$358,100	$367,100

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

	Three months ended
	September 30,	June 30,	September 30,
	2022	2022	2021
Revenue efficiency
Ultra-deepwater floaters	93.5%	96.8%	96.0%
Harsh environment floaters	97.5%	99.5%	102.5%
Total fleet average revenue efficiency	95.0%	97.8%	98.1%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2022	2022	2021
Rig utilization
Ultra-deepwater floaters	53.1%	53.8%	50.2%
Harsh environment floaters	75.7%	70.0%	59.8%
Total fleet average rig utilization	59.4%	58.2%	52.8%

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

Operating Results

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2022	2021	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	1,948	1,797	151	8%
Average daily revenue	$343,400	$367,100	$(23,700)	(6)%
Revenue efficiency	95.0%	98.1%
Rig utilization	59.4%	52.8%

Contract drilling revenues	$691	$626	$65	10%

Operating and maintenance expense	(411)	(398)	(13)	(3)%
Depreciation and amortization expense	(182)	(185)	3	2%
General and administrative expense	(42)	(40)	(2)	(5)%
Loss on disposal of assets, net	(3)	(3)	—	nm
Operating income	53	—	53	nm

Other income (expense), net
Interest income	9	4	5	nm
Interest expense, net of amounts capitalized	(96)	(110)	14	13%
Gain on retirement of debt	7	—	7	nm
Other, net	(6)	3	(9)	nm
Loss before income tax (expense) benefit	(33)	(103)	70	68%
Income tax (expense) benefit	5	(27)	32	nm
Net loss	$(28)	$(130)	$102	78%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following: (a) approximately $55 million resulting from higher rig utilization, (b) approximately $20 million resulting from early termination revenues and (c) approximately $10 million resulting from increased reimbursable revenues.  These increases were partially offset by (a) approximately $20 million resulting from rigs that operated in both periods.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following: (a) approximately $15 million resulting from increased rig operating activities and (b) approximately $10 million resulting from higher customer reimbursable costs, partially offset by (c) approximately $10 million resulting from lower maintenance costs related to out-of-service activities in the three months ended September 30, 2021.

General and administrative costs and expenses increased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to approximately $2 million of increased costs for information systems and technology.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following: (a) approximately $12 million of increased interest capitalized for our newbuild projects and (b) approximately $10 million decreased interest resulting from debt repaid as scheduled or early retired, partially offset by (c) approximately $7 million increased interest resulting from borrowings under the Shipyard Loan.

In the three months ended September 30, 2022, we recognized a net gain on retirement of debt, primarily due to debt retired as a result of the 2022 Private Exchange.

Other expense, net, increased in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to decreased income of $9 million related to our investment in Nauticus Robotics, Inc. (“Nauticus”), a publicly traded company that develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them.

Income tax expense or benefit—In the three months ended September 30, 2022 and 2021, our effective tax rate was 16.3 percent and (26.1) percent, respectively, based on loss before income tax expense or benefit.  In the three months ended September 30, 2022 and 2021, the effect of various discrete period tax items was a net tax benefit of $6 million and net tax expense of $8 million, respectively.  In the three months ended September 30, 2022, such discrete items included expiration of various uncertain tax positions, changes to valuation allowances and return to accrual adjustments.  In the three months ended September 30, 2021, such discrete items included expiration and settlements of various uncertain tax positions, remeasurement of deferred tax liabilities related to jurisdictional ownership changes of certain assets and changes in valuation allowances.  In the three months ended September 30, 2022 and 2021, our effective tax rate, excluding discrete items, was (1.2) percent and (18.1) percent, respectively, based on loss before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended September 30, 2022, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Norway, Brazil and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2022	2021	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	5,626	5,419	207	4%
Average daily revenue	$344,600	$370,100	$(25,500)	(7)%
Revenue efficiency	95.9%	97.8%
Rig utilization	56.7%	53.4%

Contract drilling revenues	$1,969	$1,935	$34	2%

Operating and maintenance expense	(1,256)	(1,267)	11	1%
Depreciation and amortization expense	(549)	(558)	9	2%
General and administrative expense	(127)	(118)	(9)	(8)%
Loss on disposal of assets, net	(6)	(61)	55	90%
Operating income (loss)	31	(69)	100	nm

Other income (expense), net
Interest income	15	11	4	36%
Interest expense, net of amounts capitalized	(298)	(340)	42	12%
Gain on retirement of debt	7	51	(44)	(86)%
Other, net	(2)	26	(28)	nm
Loss before income tax expense	(247)	(321)	74	23%
Income tax expense	(24)	(10)	(14)	nm
Net loss	$(271)	$(331)	$60	18%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following: (a) approximately $65 million resulting from increased rig utilization and (b) approximately $10 million resulting from increased early termination revenues.  These increases were partially offset by (a) approximately $20 million resulting from lower dayrates, (b) approximately $20 million resulting from lower revenue efficiency and (c) approximately $5 million of lower reimbursable revenues.

Costs and expenses—Operating and maintenance costs and expenses decreased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following: (a) approximately $35 million resulting from lower rig maintenance costs, largely related to higher out-of-service activities in the nine months ended September 30, 2021, (b) approximately $5 million resulting from lower customer reimbursable costs and (c) approximately $5 million resulting from a rig that was sold.  These decreases were partially offset by approximately $40 million resulting from increased rig operating activities.

Depreciation and amortization expense decreased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to approximately $12 million resulting from assets that had reached the end of their useful lives or had been retired.

General and administrative costs and expenses increased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to (a) approximately $7 million of increased costs for information systems and technology and (b) approximately $5 million from increased strategy and innovation costs, partially offset by (c) approximately $4 million of reduced costs related to legal and professional fees.

Disposal of assets—In the nine months ended September 30, 2021, we recognized a loss of $60 million associated with the sale of a harsh environment floater and related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following: (a) approximately $31 million resulting from debt repaid as scheduled or early retired and (b) approximately $20 million of increased interest capitalized for our newbuild construction projects, partially offset by (c) approximately $7 million of increased interest resulting from borrowings under the Shipyard Loan.

In the nine months ended September 30, 2022, we recognized a net gain on retirement of debt, primarily due to debt retired as a result of the 2022 Private Exchange.  In the nine months ended September 30, 2021, we recognized an aggregate net gain of $51 million associated with the retirement of $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds as a result of privately negotiated exchange transactions.

Other expense, net, increased in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to (a) decreased income of $9 million related to our investment in Nauticus, (b) decreased income of $8 million related to our dual-activity patent, (c) decreased income of $5 million related to our investment in Orion Holdings (Cayman) Limited (“Orion”) and (d) decreased income of $4 million related to the non-service components of net periodic benefit income.

Income tax expense—In the nine months ended September 30, 2022 and 2021, our effective tax rate was (9.6) percent and (3.2) percent, respectively, based on loss before income tax expense or benefit.  In the nine months ended September 30, 2022 and 2021, the effect of various discrete period tax items was a net tax benefit of $14 million and $25 million, respectively, and the reduction of such tax benefit was primarily due to reduced releases of uncertain tax positions.  In the nine months ended September 30, 2022, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the nine months ended September 30, 2021, such discrete items included loss on disposal of assets, gain on retirement of debt, expiration and settlements of various uncertain tax positions, remeasurement of deferred tax liabilities related to jurisdictional ownership changes of certain assets and changes in valuation allowances.  In the nine months ended September 30, 2022 and 2021, our effective tax rate, excluding discrete items, was (14.9) percent and (11.2) percent, respectively, based on loss before income tax expense or benefit.  In the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, our effective tax rate decreased primarily due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the nine months ended September 30, 2022, a significant portion of our income tax expense was generated in countries in which income taxes are imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Switzerland, Norway and Brazil.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2022, we had $954 million in unrestricted cash and cash equivalents and $387 million in restricted cash and cash equivalents.  In the nine months ended September 30, 2022, our primary sources of cash were net cash provided by our operating activities, net cash proceeds from the issuance of shares under the ATM Program and net cash proceeds from the issuance of debt.  Our primary uses of cash were debt repayments and capital expenditures.

	Nine months ended
	September 30,
	2022	2021	Change

	(In millions)
Cash flows from operating activities
Net loss	$(271)	$(331)	$60
Non-cash items, net	744	831	(87)
Changes in operating assets and liabilities, net	(203)	(110)	(93)
	$270	$390	$(120)

Net cash provided by operating activities decreased primarily due to (a) reduced cash collected from customers, (b) increased cash paid to employees and (c) increased cash paid for income taxes, partially offset by (d) reduced cash paid for interest.

	Nine months ended
	September 30,
	2022	2021	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(308)	$(137)	$(171)
Investments in equity of unconsolidated affiliates	(27)	—	(27)
Investment in loans to unconsolidated affiliates	(2)	(33)	31
Proceeds from disposal of assets, net	4	8	(4)
	$(333)	$(162)	$(171)

Net cash used in investing activities increased primarily due to increased capital expenditures related to our newbuild construction program.

	Nine months ended
	September 30,
	2022	2021	Change

	(In millions)
Cash flows from financing activities
Repayments of debt	$(453)	$(423)	$(30)
Proceeds from issuance of shares, net of issue costs	264	141	123
Proceeds from issuance of debt, net of issue costs	176	—	176
Proceeds from issuance of warrants, net of issue costs	12	—	12
Other, net	(7)	(30)	23
	$(8)	$(312)	$304

Net cash used in financing activities decreased primarily due to (a) increased net cash proceeds from the issuance of shares under the ATM Program, (b) net cash proceeds from the issuance of the 4.625% Senior Guaranteed Exchangeable Bonds, partially offset by (c) increased cash used to repay debt.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under the Shipyard Loans or the Secured Credit Facility or proceeds from the disposal of assets or the issuance of debt or shares to fulfill anticipated obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may consider establishing additional financing arrangements with banks or other capital providers, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or through exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including the exchange transactions completed in September 2022 or in the years ended December 31, 2021 and 2020.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

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

In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  To remain in compliance with the minimum liquidity requirement and to avoid a default, we must obtain additional liquidity of at least $200 million within the 12-month period following the issuance of the financial statements included in this report, which we plan to obtain through a secured financing for Deepwater Titan.  A failure by us to avoid such a default would eliminate our access to incremental borrowing under the Secured Credit Facility and, since we expect to have drawn on the Secured Credit Facility, give our lenders the right to declare such borrowings immediately due and payable.  Although not assured, we believe it is probable that we will be able to obtain such secured financing for Deepwater Titan in the required timeframe.

Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At October 27, 2022, we had no borrowings outstanding, $7 million of letters of credit issued, and we had $767 million of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—In June 2021, we entered into the Shipyard Loans to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  In June 2022, we borrowed $349 million under the Shipyard Loan and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  At October 27, 2022, we had no borrowings outstanding under the Shipyard Loan for Deepwater Titan.  We expect to borrow approximately $90 million upon delivery of Deepwater Titan in the three months ending December 31, 2022.  In certain circumstances, the maximum aggregate borrowing capacity under the Shipyard Loan for Deepwater Titan may be increased to approximately $440 million, and such Shipyard Loan may also be secured by, among other security, a lien on the rig.  The Shipyard Loans are guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas are secured by, among other security, a lien on the rig.  We have the right to prepay the outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limits the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.

Share issuance—We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In the nine months ended September 30, 2022, we received aggregate cash proceeds of $264 million, net of issue costs, for the aggregate sale of 61.0 million shares under the ATM Program.  In the year ended December 31, 2021, we received aggregate cash proceeds of $158 million, net of issue costs, for the aggregate sale of 36.1 million shares under the ATM Program.

Debt exchanges—On September 30, 2022, we issued $300 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds in connection with exchange and purchase agreements.  Pursuant to the exchange and purchase agreements, we exchanged (a) $73 million aggregate principal amount of the 0.50 Exchangeable Senior Bonds for (i) $73 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds and (ii) 6.7 million warrants to purchase Transocean Ltd. shares, and (b) $43 million aggregate principal amount of the 7.25% Senior Notes for $39 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds.  Additionally, we sold $188 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds and issued 15.5 million warrants to purchase Transocean Ltd. shares for aggregate net cash proceeds of $188 million.

On February 2021, we issued $294 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) and made an aggregate cash payment of $11 million in private exchanges for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.

Early debt retirement—In July 2022, we made an aggregate cash payment of $27 million to redeem an equivalent aggregate principal amount of the then outstanding 3.80% Senior Notes.  In January 2022, we made an aggregate cash payment of $18 million to repay an equivalent aggregate principal amount of the 5.52% Senior Secured Notes, and as a result, the noteholders subsequently released all liens, the mortgage on the secured rig and $106 million from restricted cash accounts.  In the year ended December 31, 2021, we made an aggregate cash payment of $79 million to repurchase in the open market an equivalent aggregate principal amount of our debt securities.

In October 2022, the harsh environment floater Transocean Equinox, which is held as collateral for the 5.375% senior secured notes due May 2023, concluded its drilling contract following a notice received from the customer in September 2022.  As required under the indenture governing such notes, on the date that is 90 days after the contract’s conclusion, we must redeem 50 percent of the aggregate principal amount of the outstanding securities at a redemption price equal to 100 percent of the principal amount of the securities to be redeemed plus accrued and unpaid interest.  As a result, we expect to make a cash redemption payment of $121 million in January 2023, which we previously expected to make in March 2023 if the drilling contract would have instead concluded in December 2022 at the expiration of its firm term.

Equity and debt investments—We hold equity and debt investments in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  In the nine months ended September 30, 2022, we made a cash contribution of $9 million to our equity investment in Orion.  In June 2021, we agreed to participate in a financing arrangement for Orion, at a rate of 33.0 percent, equivalent to our ownership interest in Orion, and made a cash investment of $33 million in the loan facility.

We hold equity and debt investments in certain unconsolidated affiliates that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety in drilling and other activities.  In the nine months ended September 30, 2022, we made a cash contribution of $8 million to our equity investment in Nauticus, a company that develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them.  On September 9, 2022, the transactions contemplated by its definitive business combination agreement with a publicly traded special purpose acquisition company were completed.  As a result, Nauticus became a publicly listed company, the common shares of which trade on the NASDAQ exchange under the ticker symbol “KITT.”  As of September 23, 2022, we owned approximately 20% of the issued and outstanding common shares of Nauticus based on the number of issued and outstanding common shares reported by Nauticus as of September 15, 2022.

In the nine months ended September 30, 2022, we made a cash contribution of $10 million for a noncontrolling equity investment in Ocean Minerals LLC, the parent company of Moana Minerals Ltd. (“Moana”), a Cook Islands subsea resource development company that was recently awarded an exploration license by the Cook Islands Seabed Minerals Authority, granting it exploration rights to a large subsea geographic area with substantial quantities of polymetallic nodules.  These nodules contain high concentrations of metals capable of addressing some of the projected supply shortages of metals needed for alternative energy technologies, including for components of electric vehicles.  In connection with our investment, we retain a priority right to provide deepwater nodule extraction services to Moana.  Along with Moana and others, we intend to extract the nodules in an environmentally responsible way by employing existing and developing new technologies.

Exchangeable bonds—The indentures that govern the 0.50% Exchangeable Senior Bonds, the 4.00% Senior Guaranteed Exchangeable Bonds, 2.50% senior guaranteed exchangeable bonds due January 2027 and the 4.625% Senior Guaranteed Exchangeable Bonds each requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  Additionally, the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds may be exchanged at any time prior to the close of business on the second business day immediately preceding the maturity date at the effective exchange rate, and any such exchange may be settled in cash, Transocean Ltd. shares or a combination of cash and Transocean Ltd. shares, at our election.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At September 30, 2022, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.29 billion.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations and other commercial commitments—As of September 30, 2022, with exception of the following, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

		Twelve months ending September 30,
	Total	2023	2024 - 2025	2026 - 2027	Thereafter

	(in millions)
Debt	$7,323	$758	$1,442	$3,379	$1,744
Interest on debt	2,221	389	653	367	812
Total	$9,544	$1,147	$2,095	$3,746	$2,556

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

The historical and projected capital expenditures and non-cash capital additions for our ongoing newbuild construction projects were as follows:

		Total costs	Expected
		for the	costs for the	Expected
	Total costs	nine months	three months	costs for the	Total
	through	ended	ending	year ending	estimated
	December 31,	September 30,	December 31,	December 31,	costs at
	2021	2022	2022	2023	completion

	(In millions)
Deepwater Atlas (a)	$443	$467	$75	$50	$1,035
Deepwater Titan (b)	512	102	491	100	1,205
Total	$955	$569	$566	$150	$2,240
(a)	In October 2022, we completed construction of the ultra-deepwater drillship Deepwater Atlas. In June 2022, we borrowed $349 million under the Shipyard Loan and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas. We recorded the Shipyard Loan, net of imputed interest, and corresponding non-cash capital additions of $300 million. In October 2022, the rig commenced operations in the first of two phases using a 15,000 pounds per square inch blowout preventer. Before the start of the second phase, the rig will undergo installation of a 20,000 pounds per square inch blowout preventer and related equipment, which is expected to be commissioned in the year ending December 31, 2023.
(b)	Deepwater Titan is an ultra-deepwater drillship under construction at the Jurong Shipyard Pte Ltd. in Singapore. We currently expect that the shipyard will be ready to deliver Deepwater Titan in the fourth quarter of 2022, and upon delivery, we expect to borrow approximately $90 million under the Shipyard Loan, which may be discounted for imputed interest, to finance a portion of the final installment to the shipyard (see “—Sources and uses of liquidity”). The rig is expected to commence operations under its drilling contract in the second quarter of 2023. The projected capital additions include estimates for an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, operating results and liquidity and capital resources are based upon, and should be read in conjunction with, our condensed consolidated financial statements and the notes thereto, included under “Item 1. Financial Statements” in this quarterly report on Form 10-Q.  For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2021.  As of September 30, 2022, there have been no material changes to the critical accounting policies and estimates on which our judgments, assumptions and estimates are based.

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

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The expected maturity amounts, presented below, include both principal and other installments, representing the contractual interest payments resulting from previously restructured debt.  The following table presents information as of September 30, 2022 for the 12-month periods ending September 30 (in millions, except interest rate percentages):

	Twelve months ending September 30,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$758	$672	$770	$1,486	$1,893	$1,744	$7,323	$5,515
Average interest rate	5.13%	5.53%	5.80%	6.14%	4.01%	6.87%

At September 30, 2022 and December 31, 2021, the fair value of our outstanding debt was $5.51 billion and $5.66 billion, respectively.  During the nine months ended September 30, 2022, the fair value of our debt decreased by $146 million due to the following: (a) a decrease of $377 million due to repayments as scheduled, (b) a decrease of $225 million due to changes in the market prices of our outstanding debt and (c) a decrease of $36 million due to early retirement, partially offset by (d) an increase of $308 million due to borrowings under a shipyard loan established to finance a portion of the final installment upon delivery of Deepwater Atlas and (e) a net increase of $186 million due to the issuance of the 4.625% senior guaranteed exchangeable bonds due September 2029 in the sale of new securities and exchanges for a portion of the 0.50% exchangeable senior bonds due January 2023 and 7.25% senior notes due November 2025.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other matters—In July 2022, we deployed a new global Enterprise Resource Planning (“ERP”) and Enterprise Performance Management (“EPM”) system, designed to optimize and standardize processes in treasury, accounting, financial planning, supply chain management, asset management and information technology.  Although we are updating our internal controls that have been affected by the ERP and EPM deployment, we do not believe it has had an adverse effect on our internal control over financial reporting.

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

As of September 30, 2022, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
July 2022	—	$—	—	$3,286
August 2022	—	—	—	3,286
September 2022	—	—	—	3,286
Total	—	$—	—	$3,286
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At September 30, 2022, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.29 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 13, 2022
3.2	Organizational Regulations of Transocean Ltd., adopted April 7, 2021	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
4.1	Indenture, dated as of September 30, 2022, by and among Transocean Inc., the Guarantors and Truist Bank, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 30, 2022
4.2	Warrant Agreement, dated as of September 30, 2022, by and among Transocean Inc., Transocean Ltd. and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 30, 2022
10.1

Fifth Amendment to Credit Agreement, dated July 27, 2022, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of Transocean Inc.’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 1, 2022
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021; (ii) our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021; (iii) our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, (iv) our condensed consolidated statements of equity for the three and nine months ended September 30, 2022 and 2021; (v) our condensed consolidated statements of cash flows for the nine months ended September  30, 2022 and 2021; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 4, 2022.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)