Form 10-K
period 2022-12-31
Transocean Ltd.
filed 2023-02-23
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2022, 705,711,203 shares were outstanding and the aggregate market value of shares held by non-affiliates was approximately $2.35 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2022 of $3.33 per share and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 14, 2023, 726,263,759 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2022, for its 2023 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

◾	the effect, impact, potential duration, the scale of any economic disruptions or other implications of COVID-19, including virus variants;
◾	the effect of any disputes and actions with respect to production levels by, among or between major oil and gas producing countries and any expectations we may have with respect thereto;
◾	our results of operations, our cash flow from operations, our revenue efficiency and other performance indicators and optimization of rig-based spending;
◾	the offshore drilling market, including the effects of variations in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for our industry, our rig classes or the various geographies in which we operate;
◾	customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, terminations, renegotiations, contract option exercises, contract revenues, early termination fees, indemnity provisions and rig mobilizations;
◾	the addition of renewable or other energy alternatives to meet local, regional or global demand for energy, the commitment, by us or our customers, to reduce greenhouse gas emissions or intensity thereof;
◾	liquidity, including availability under our bank credit agreement, and adequacy of cash flows for our obligations;
◾	debt levels, including interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, alleged defaults and discussions with creditors related thereto;
◾	newbuild, upgrade, shipyard and other capital projects, including the level of expected capital expenditures and the timing and cost of completing capital projects, delivery and operating commencement dates, relinquishment or abandonment, expected downtime and lost revenues;
◾	the cost and timing of acquisitions and the proceeds and timing of dispositions;
◾	tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments, tax incentive programs and liabilities for tax issues in the tax jurisdictions in which we operate or have a taxable presence;
◾	legal and regulatory matters, including results and effects of current or potential legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;
◾	insurance matters, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
◾	effects of accounting changes and adoption of accounting policies; and
◾	investment in recruitment, retention and personnel development initiatives, the timing of, and other matters concerning, severance payments and benefit payments.

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions:

◾	anticipates	◾	budgets	◾	estimates	◾	forecasts	◾	may	◾	plans	◾	projects	◾	should
◾	believes	◾	could	◾	expects	◾	intends	◾	might	◾	predicts	◾	scheduled

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾	those described under “Item 1A. Risk Factors” in this annual report on Form 10-K;
◾	the effects of public health threats, pandemics and epidemics, such as the outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
◾	the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries and other oil and natural gas producing countries with respect to production levels or other matters related to the prices of oil and natural gas;
◾	the adequacy of and access to our sources of liquidity;
◾	our inability to renew drilling contracts at comparable, or improved, dayrates and to obtain drilling contracts for our rigs that do not have contracts;
◾	operational performance;
◾	the cancellation of drilling contracts currently included in our reported contract backlog;
◾	losses on impairment of long-lived assets;
◾	shipyard, construction and other delays;
◾	the results of meetings of our shareholders;
◾	changes in political, social and economic conditions;
◾	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
◾	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

PART I

Item 1.Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 14, 2023, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  Additionally, as of February 14, 2023, we were constructing one ultra-deepwater drillship and held a noncontrolling ownership interest in a company that is constructing one ultra-deepwater drillship.

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

Transocean Ltd. is a Swiss corporation with its registered office in Steinhausen, Canton of Zug and with principal executive offices located at Turmstrasse 30, 6312 Steinhausen, Switzerland.  Our telephone number at that address is +41 41 749-0500.  Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  For information about the revenues, operating income, assets and other information related to our business, our segments and the geographic areas in which we operate, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Note 4—Revenues and Note 6—Long-Lived Assets.”

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

Drillships are floating vessels that are shaped like conventional ships, generally self-propelled and considered to be the most mobile of the major rig types.  Drillships typically have greater deck load and storage capacity than semisubmersible rigs, which provides logistical and resupply efficiency benefits for customers.  Drillships are generally better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  Our high-specification drillships are equipped with dynamic positioning thruster systems, which allows them to maintain position without anchors through the use of onboard propulsion and station-keeping systems.  We have 22 ultra-deepwater drillships that are, and two ultra-deepwater drillships under construction that will be, equipped with our patented dual-activity technology.  Dual-activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential manner, which reduces critical path activity and improves efficiency in both exploration and development drilling.  In addition, our newbuild drillships under construction will be equipped with dynamic positioning thruster systems and industry-leading hoisting capacity.

Semisubmersibles are floating vessels that can be partially submerged by means of a water ballast system such that the lower column sections and pontoons are below the water surface during drilling operations.  Semisubmersibles are known for stability, making them well suited for operating in rough sea conditions.  Semisubmersible floaters are capable of maintaining their position over a well either through dynamic positioning or the use of mooring systems.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units are self-propelled and move between locations under their own power when afloat on pontoons.  Four of our 13 semisubmersibles are equipped with dual-activity technology and also have mooring capability.  Two of these four dual-activity units are custom-designed, high-capacity semisubmersible drilling rigs, equipped for year-round operations in harsh environments, such as those of the Norwegian continental shelf and sub-Arctic waters.

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

Fleet status—Depending on market conditions, we may idle or stack our non-contracted rigs.  An idle rig is between drilling contracts, readily available for operations, and operating costs are typically at or near normal operating levels.  A stacked rig typically has reduced operating and maintenance costs, is staffed by a reduced crew or has no crew and is (a) preparing for an extended period of inactivity, (b) expected to continue to be inactive for an extended period, or (c) completing a period of extended inactivity.  Stacked rigs will continue to incur operating costs at or above normal operating levels for approximately 30 days following initiation of stacking.  Some idle rigs and all stacked rigs require additional costs to return to service.  The actual cost to return to service, which in many instances could be significant and could fluctuate over time, depends upon various factors, including the availability and cost of shipyard facilities, the cost of equipment and materials, the extent of repairs and maintenance that may ultimately be required, the length of time a rig has spent in stacking mode and time and cost of assembling and training crew.  We consider these factors, together with market conditions, length of contract, dayrate and other contract terms, when deciding whether to return a stacked rig to service.  We may not return some stacked rigs to work for drilling services.

Drilling units—The following tables, presented as of February 9, 2023, provide certain specifications for our rigs.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow-on contract.  The dates provided represent the expected time of completion, the year placed into service, and, if applicable, the year of the most recent upgrade.  As of February 9, 2023, we owned all of the drilling rigs in our fleet noted in the tables below, except for the following: (1) the ultra-deepwater floater Petrobras 10000, which is subject to a finance lease through August 2029, (2) the harsh environment floater Transocean Norge, which is owned through our 33 percent noncontrolling ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), and (3) the newbuild ultra-deepwater drillship under construction, to be named Deepwater Aquila, which is owned through our noncontrolling ownership interest in Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”).

			Year	Water	Drilling	Contracted
			entered	depth	depth	location or
			service /	capacity	capacity	standby
Rig category and name	Specifications	Type	upgraded	(in feet)	(in feet)	status
Ultra-deepwater floaters (27)
Deepwater Atlas	(a) (b) (c) (d) (f)	Drillship	2022	12,000	40,000	U.S. Gulf
Deepwater Poseidon	(a) (b) (c) (e) (g)	Drillship	2018	12,000	40,000	U.S. Gulf
Deepwater Pontus	(a) (b) (c) (e) (g)	Drillship	2017	12,000	40,000	U.S. Gulf
Deepwater Conqueror	(a) (b) (c) (e) (g)	Drillship	2016	12,000	40,000	U.S. Gulf
Deepwater Proteus	(a) (b) (c) (e) (g)	Drillship	2016	12,000	40,000	U.S. Gulf
Deepwater Thalassa	(a) (b) (c) (e) (g)	Drillship	2016	12,000	40,000	U.S. Gulf
Ocean Rig Apollo	(a) (b)	Drillship	2015	12,000	40,000	Stacked
Deepwater Athena	(a) (b)	Drillship	2014	12,000	40,000	Stacked
Deepwater Asgard	(a) (b) (c) (g)	Drillship	2014	12,000	40,000	U.S. Gulf
Deepwater Invictus	(a) (b) (c) (g)	Drillship	2014	12,000	40,000	U.S. Gulf
Deepwater Skyros	(a) (b)	Drillship	2013	12,000	40,000	Angola
Deepwater Mylos	(a) (b) (c)	Drillship	2013	12,000	40,000	Stacked
Deepwater Champion	(a) (b)	Drillship	2011	12,000	40,000	Stacked
Deepwater Corcovado	(a) (b)	Drillship	2011	10,000	35,000	Brazil
Deepwater Mykonos	(a) (b)	Drillship	2011	10,000	35,000	Brazil
Deepwater Orion	(a) (b)	Drillship	2011	10,000	35,000	Brazil
Discoverer India	(a) (b)	Drillship	2010	12,000	40,000	Stacked
Discoverer Luanda	(a) (b)	Drillship	2010	7,500	40,000	Stacked
Dhirubhai Deepwater KG2	(a)	Drillship	2010	12,000	35,000	Brazil
Discoverer Inspiration	(a) (b) (c)	Drillship	2010	12,000	40,000	U.S. Gulf
Discoverer Americas	(a) (b)	Drillship	2009	12,000	40,000	Stacked
Development Driller III	(a) (b) (h)	Semisubmersible	2009	7,500	37,500	Suriname
Petrobras 10000	(a) (b)	Drillship	2009	12,000	37,500	Brazil
Discoverer Clear Leader	(a) (b) (c)	Drillship	2009	12,000	40,000	Stacked
Dhirubhai Deepwater KG1	(a)	Drillship	2009	12,000	35,000	India
GSF Development Driller I	(a) (b) (h)	Semisubmersible	2005	7,500	37,500	Stacked
Deepwater Nautilus	(h)	Semisubmersible	2000	8,000	30,000	Stacked

Harsh environment floaters (10)
Transocean Norge	(a) (h) (i)	Semisubmersible	2019	10,000	40,000	Norwegian N. Sea
Transocean Enabler	(a) (h) (i)	Semisubmersible	2016	1,640	28,000	Norwegian N. Sea
Transocean Encourage	(a) (h) (i)	Semisubmersible	2016	1,640	28,000	Norwegian N. Sea
Transocean Endurance	(a) (h) (i)	Semisubmersible	2015	1,640	28,000	Norwegian N. Sea
Transocean Equinox	(a) (h) (i)	Semisubmersible	2015	1,640	28,000	Idle
Transocean Spitsbergen	(a) (h) (i) (j)	Semisubmersible	2010	10,000	30,000	Norwegian N. Sea
Transocean Barents	(a) (h) (j)	Semisubmersible	2009	10,000	30,000	U.K. N. Sea
Henry Goodrich	(h)	Semisubmersible	1985/2007	5,000	30,000	Stacked
Transocean Leader	(h)	Semisubmersible	1987/1997	4,500	25,000	Stacked
Paul B. Loyd, Jr.	(h)	Semisubmersible	1990	2,000	25,000	U.K. N. Sea
(a)	Dynamically positioned.
(b)	Patented dual activity.
(c)	Two blowout preventers.
(d)	Equipped with two 15,000 psi blowout preventers, one of which is scheduled to be upgraded to a 20,000 psi blowout preventer.
(e)	Designed to accommodate a future upgrade to 20,000 psi blowout preventer(s).
(f)	Main hoisting capacity of 1,700 short tons.
(g)	Main hoisting capacity of 1,400 short tons.
(h)	Moored.
(i)	Automated drilling control.
(j)	Dual activity.

				Water	Drilling
				depth	depth
			Expected	capacity	capacity	Contracted
Rig category and name	Specifications	Type	completion	(in feet)	(in feet)	location
Rigs under construction (2)
Ultra-deepwater floaters
Deepwater Titan	(a) (b) (c) (d)	Drillship	2Q2023	12,000	40,000	U.S. Gulf
Deepwater Aquila	(a) (b) (e)	Drillship	3Q2023	10,000	40,000	TBD
(a)	To be dynamically positioned.
(b)	To be equipped with our patented dual activity.
(c)	To be equipped with two 20,000 psi blowout preventers.
(d)	To be equipped with main hoisting capacity of 1,700 short tons.
(e)	To be equipped with main hoisting capacity of 1,400 short tons.

Drilling Contracts

Our offshore drilling services contracts are individually negotiated and vary in their terms and conditions.  We obtain most of our drilling contracts through bidding processes in competition against other drilling services contractors and through direct negotiations with operators.  Drilling contracts generally provide for payment on a dayrate basis, typically with higher rates for periods when drilling operations are optimized and lower or zero rates for periods during which the drilling unit is mobilized or when drilling operations are interrupted, restricted by equipment breakdowns, adverse environmental conditions or otherwise.  A dayrate drilling contract generally extends over a period of time either covering the drilling of a single well or group of wells or covering a stated term.  At December 31, 2022, our contract backlog was approximately $8.34 billion, representing an increase of 26 percent and 4 percent, respectively, compared to the contract backlog at December 31, 2021 and 2020, which was $6.60 billion and $8.06 billion, respectively.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

Certain of our drilling contracts may be cancelable for the convenience of the customer, typically with the payment of an early termination payment.  Such payments, however, may not fully compensate us for the loss of the contract.  Drilling contracts also customarily provide for either automatic termination or termination at the option of the customer, typically without payment of any termination fee, under various circumstances such as non-performance, in the event of extended downtime or impaired performance due to equipment or operational issues or extended downtime due to force majeure events.  Many of these events are beyond our control.  The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for additional periods of time.  Our contracts also typically include a provision that allows the customer to extend the contract to finish drilling a well-in-progress.  During periods of depressed market conditions, our customers may seek to renegotiate drilling contracts or options to reduce the term of their obligations or the average dayrate through term extensions or may seek to early terminate or repudiate their contracts.  Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension.  If customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar or more favorable terms, if some of our contracts are suspended for an extended period of time or if a number of our contracts are renegotiated on less favorable terms, our consolidated financial position, results of operations or cash flows may be adversely affected.  See “Item 1A. Risk Factors—Risks related to our business—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.”

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

Markets

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  We operate in a single, global offshore drilling market, as our drilling rigs are mobile assets and can be moved according to prevailing market conditions.  We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or to capture observed market demand.  Consequently, we cannot predict the future percentage of our revenues that will be derived from particular geographic areas.  As of February 9, 2023, the drilling units in our fleet, including stacked and idle rigs, but excluding rigs under construction, were located in the U.S. Gulf of Mexico (nine units), Greece (seven units), the Norwegian North Sea (six units), Brazil (five units), Malaysia (three units), the United Kingdom (the “U.K.”) North Sea (three units), Angola (one unit), Canada (one unit), India (one unit) and Suriname (one unit).

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

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

Customers

We provide our offshore drilling services to most of the leading integrated energy companies or their affiliates, as well as for many government-owned or government-controlled energy companies and other independent energy companies.  For the year ended December 31, 2022, our most significant customers were Shell plc (together with its affiliates, “Shell”), Equinor ASA (together with its affiliates, “Equinor”) and Petróleo Brasileiro S.A. (together with its affiliates, “Petrobras”), representing approximately 33 percent, 25 percent and 11 percent, respectively, of our consolidated operating revenues.  No other customers accounted for 10 percent or more of our consolidated operating revenues in the year ended December 31, 2022.  Additionally, as of February 9, 2023, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Shell, Petrobras and Chevron Corporation (together with its affiliates, “Chevron”), representing approximately 33 percent, 31 percent and 14 percent, respectively, of our total contract backlog.  See “Item 1A. Risk Factors—Risks related to our business—We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our business.”

Human Capital Resources

Worldwide workforce—As of December 31, 2022, we had a global workforce of approximately 5,340 individuals, including approximately 300 contractors, representing 57 nationalities.  At December 31, 2022, our global workforce was geographically distributed in 21 countries across five continents as follows: 38 percent in North America, 30 percent in Europe, 19 percent in South America, 8 percent in Asia and 5 percent in Africa.

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

Labor rights—We respect the labor rights of all individuals in our workforce, including the right to collective bargaining.  As of December 31, 2022, approximately 43 percent of our total workforce, working primarily in Norway, Brazil and the U.K., are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

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

Training—We invest in our workers by providing them with the transferrable skill sets essential to advancing their professional development.  To optimize the competitive position of our business, we maintain a rigorous competency-based training program.  Our internal training board maintains and regularly updates our training matrix to meet or exceed industry standards, and it oversees our competency assurance management system, which is accredited by the Offshore Petroleum Industry Training Organization.  We provide various offshore training formats designed to encompass all learning styles through on-the-job, e-learning, customer-specific training, certifications, and leadership and licensing programs.  Setting us apart from our competitors, we also offer unique simulation-based education, augmented by digital twin modeling, enabling our workforce to more accurately visualize equipment performance and target efficiencies.  We clearly articulate to our workforce the certifications, skills and competencies needed for each role, and workers are required to successfully complete the relevant training and attain necessary certifications prior to taking on new roles.

Wellness and benefits—We offer our workforce regionally competitive medical and financial benefits, tailored to our workforce demographics.  We design our wellness and benefits strategy under four pillars consisting of physical well-being, financial well-being, emotional well-being and social well-being, including our globally available employee assistance program.

Safety—Our safety vision is to conduct our operations in an incident-free workplace, all the time, everywhere.  As a socially responsible company, we prioritize the protection of everyone aboard our rigs and in our facilities, the environment and our property at all work locations and during all operations.  We require compliance with all local regulations and a comprehensive set of internal policies and procedures that govern our operations.  With regular competency and effectiveness assessments, our highly trained crews are equipped to protect our operational integrity with the process-driven management of hazards to prevent and mitigate major accidents.  We measure our safety performance in terms of widely accepted ratios with the use of industry standards, including (a) the total recordable incident rate (“TRIR”), which represents the number of recordable work-related injuries or illnesses for every 200,000 hours worked, and (b) the lost time incident rate (“LTIR”), which measures the number of incidents that result in lost time due to work-related injuries or illnesses for every 200,000 hours worked.  In the years ended December 31, 2022 and 2021, our TRIR was 0.21 and 0.26, respectively, and our LTIR was 0.00 and 0.02, respectively.

Environmental Responsibility

We strive to deliver services in a manner that both minimizes the impact our business has on the environment and supports the interests of our stakeholders.  We continuously seek new ways to advance our commitment to safely performing operations while simultaneously safeguarding the environment.  We maintain a global Environmental Management System (“EMS”) standard that is applied to our rigs, offices and facilities.  The EMS is aligned to ISO 14001 and provides a framework to ensure that our worldwide operations are managed consistently and continuously in an environmentally responsible manner.  We regularly assess the environmental impact of operations, focusing on the reduction of greenhouse gas emissions, operational discharges, water use and waste.  Accordingly, we intend to reduce Scope 1 and Scope 2 greenhouse gas emissions intensity by 40 percent from 2019 levels by 2030.  Achieving these targets will require investments over time that result in the development and implementation of new technologies, reduced fuel consumption and other initiatives that enable us to optimize power management capabilities.

Technological Innovation

We have a long history of technological innovation, including the first dynamically positioned drillship, the first rig to drill year-round in the North Sea, the first semisubmersible rig for year-round sub-Arctic operations, the first 10,000-ft. water depth rated ultra-deepwater drillship and numerous water depth world records over the past several decades.  Twenty-two drillships and two semisubmersibles in our existing fleet are, and our two drillships under construction will be, equipped with our patented dual-activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner, reducing well construction critical path activities and, thereby, improving efficiency in both exploration and development drilling.

We develop and deploy industry-leading technology in the pursuit of delivering safer, more efficient and environmentally responsible drilling services.  In addition to our patented dual-activity drilling technology, one of our drillships has, and one drillship under construction will have, industry-leading 3.4 million-pound hoisting load capability.  Six of our drillships and one of our drillships under construction include hybrid energy storage systems for enhanced drill floor equipment reliability, fuel and emissions savings as well as advanced generator protection for power plant reliability.  Eleven drillships in our existing fleet are, and one of our drillships under construction will be, outfitted with dual blowout preventers and triple liquid mud systems.  Six drillships in our existing fleet are designed to accept 20,000 psi blowout preventers in the future, and one of our drillships under construction will be equipped with dual 20,000 psi blowout preventers and related equipment.  We also continue to develop and invest in technologies designed to optimize our performance, deliver ever improving operational integrity and reduce our carbon emissions.

Seven of our harsh environment semisubmersibles are designed and constructed specifically to provide highly efficient performance in harsh environments.  We have installed automated drilling control systems on six harsh environment floaters, which materially improves our ability to safely and efficiently deliver wells to our customers.

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

Driven by our continued focus on safety, we developed and, on five of our drilling units, deployed our patented HaloGuard℠ system, which alarms, notifies and, if required, halts equipment to avoid injury to personnel who move into danger zones.  We recently deployed the first unit of Enhanced Drilling’s EC-Monitor system to an offshore installation, enabling highly accurate understanding of well fluid dynamics and improving the efficiency and accuracy of flow-checking and detecting flow anomalies.  Additionally, in 2021, we deployed on one of our ultra-deepwater drillships the first kinetic blowout stopper, a step-changing technology that promotes operations integrity and enterprise risk reduction through unrivaled shearing capability.  In 2022, we deployed an offshore robotic riser bolting tool on two of our ultra-deepwater drillships, improving our ability to deliver safe and efficient operations to our customers.

We believe our efforts to continuously improve, and effectively use, innovative technologies to meet or exceed our customers’ requirements is critical to maintaining our competitive position within the contract drilling services industry by ensuring the safety of our crews, drilling more efficient wells, building greater resilience into our critical operating systems and reducing fuel consumption and emissions.

Joint Venture, Agency and Sponsorship Relationships and Other Investments

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation since local laws or customs in those areas effectively mandate the establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we may enter into agency or sponsorship agreements.  We also invest in certain companies for operational and strategic purposes.  Some of these joint ventures or companies in which we are an investor are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for our drilling and other activities or are involved in businesses developed to support renewable or other energy alternatives.  We may or may not control these partially owned companies.  At December 31, 2022, we held partial ownership interests in companies organized in the Cayman Islands, the U.S., Norway, Canada and other countries.  At December 31, 2022, among other equity investments, we held a 33 percent ownership interest in Orion, an unconsolidated Cayman Islands exempted company that owns the harsh environment semisubmersible Transocean Norge and we held a 20 percent ownership interest in Liquila, an unconsolidated Bermuda company formed to construct, own and operate the newbuild ultra-deepwater drillship Deepwater Aquila, which is currently under construction.

Governmental Regulations

Our operations are subject to a variety of international, national, regional, state and local government regulations, including environmental regulations.  We monitor our compliance with such government regulations in each country of operation and, notwithstanding increases in governmental regulations, particularly general environmental regulations, we have made and will continue to make the required expenditures to comply with current and future government requirements.  To date, we have not incurred material costs to comply with such governmental regulations, and we do not expect to make any material capital expenditures to support our continued compliance in the year ending December 31, 2023, or any other period contemplated at this time.  We do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.  We incorporate by reference herein the disclosures on government regulations, including environmental regulations, contained in the following sections of this annual report on Form 10-K:

◾	“Item 1A. Risk Factors—Risks related to our laws, regulations and governmental compliance;”
◾	“Item 3. Legal Proceedings;”
◾	“Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters;”
◾	“Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes;” and
◾	“Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies.”

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

Our business depends on oil and gas exploration, development and production in offshore areas where we are capable of operating.  Demand for our services depends on these activities and related expenditure levels that are directly affected by trends in oil and, to a lesser extent, natural gas prices.  Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

◾	worldwide demand for oil and gas, including economic activity in the U.S., other large energy-consuming markets and in developing and emerging markets, which was significantly impacted by COVID-19 and the governmental, company and individual reactions thereto;
◾	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels, productive spare capacity and pricing among its members;
◾	the level of production in non-OPEC countries;
◾	inventory levels, and the cost and availability of storage and transportation of oil, gas and their related products;
◾	the policies, laws and regulations of various governments regarding exploration and development of their oil and gas reserves and environmental matters, including those addressing alternative energy sources and the risks of global climate change;
◾	international sanctions on oil-producing countries, or the lifting of such sanctions;
◾	advances in exploration, development and production technology;
◾	the development, exploitation and market acceptance of alternative energy sources;
◾	the further development of shale technology to exploit oil and gas reserves;
◾	the discovery rate of new oil and gas reserves and the rate of decline of existing oil and gas reserves;
◾	accidents, adverse weather conditions, natural disasters and other similar incidents relating to the oil and gas industry; and
◾	the worldwide security and political environment, including uncertainty or instability resulting from an escalation or outbreak of armed hostilities, civil unrest, acts of terrorism, public health threats or other crises.

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

The offshore drilling industry is highly cyclical and is impacted by oil and natural gas price levels and volatility.  Periods of high customer demand, limited rig supply and high dayrates have been followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  We have idled and stacked rigs, and may in the future idle or stack additional rigs or enter into lower dayrate drilling contracts in response to market conditions.  Idled or stacked rigs may remain out of service for extended periods of time.  During prior periods of high dayrates and rig utilization rates, we and other industry participants responded to increased customer demand by increasing the supply of rigs through ordering the construction of new units.  The introduction of new units delivered without contracts, combined with an increased number of rigs in the global market completing contracts and becoming idle, would intensify price competition.  During periods of low oil and natural gas price levels, new construction has resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and rig utilization rates, sometimes for extended periods of time.  In an oversupplied market, we may have limited bargaining power to negotiate on more favorable terms.  Additionally, lower market dayrates and intense price competition may drive customers to seek to renegotiate existing contracts to reduce dayrates in exchange for longer contract terms.  Lower dayrates and rig utilization rates could adversely affect our revenues and profitability.

As of February 9, 2023, we have 13 uncontracted rigs, of which five have been out of service for greater than five years, and these rigs may remain out of service for extended periods of time.  We also have a noncontrolling ownership interest in a company that has an uncontracted newbuild drillship under construction.  If we are unable to obtain drilling contracts for our uncontracted rigs, whether due to a prolonged offshore drilling market downturn, a delayed or muted recovery of such market or otherwise, it may have an adverse effect on our results of operations and cash flows.

We may not be able to renew or obtain new drilling contracts for rigs whose contracts are expiring or obtain drilling contracts for our stacked and idle rigs.

The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services.  Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions.  As of February 9, 2023, we have 13 stacked or idle rigs.  We also have seven existing drilling contracts for our rigs that are currently operating, which are scheduled to expire before December 31, 2023.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts.  When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all.  We may not be able to obtain new drilling contracts with the terms or dayrates sufficient to support a reactivation of a cold stacked rig.  Likewise, we may not be able to obtain new drilling contracts in direct continuation with existing contracts, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our financial position, results of operations or cash flows.

Our current backlog of contract drilling revenues may not be fully realized.

At February 9, 2023, our contract backlog was approximately $8.54 billion.  This amount represents the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be significant to our contract drilling revenues.  Our contract backlog includes amounts associated with our one contracted newbuild unit that is currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive due to a number of factors, including rig downtime or suspension of operations.  Several factors could cause rig downtime or a suspension of operations, including: equipment breakdowns and other unforeseen engineering problems, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, and force majeure events.

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

We must make substantial capital and operating expenditures to maintain our active fleet or to reactivate our stacked or idle fleet.  These expenditures could increase as a result of changes in the cost of labor and materials, requirements of customers, the size of our fleet, the cost of replacement parts for existing rigs, the geographic location of the rigs and the length of drilling contracts.  Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness and to achieve our intention to reduce our greenhouse gas emission intensity.  Changes in governmental regulations, including environmental requirements, and changes in safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, may cause our capital expenditures to increase or require us to make additional unforeseen capital expenditures.  As a result of these factors, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment.  In the future, market conditions may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives.

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

Our operating and maintenance costs will not necessarily fluctuate in proportion to changes in our operating revenues and are affected by many factors, including inflation.  Costs for operating a rig are generally fixed or only semi-variable regardless of the dayrate being earned.  To the extent a drilling contract provides for escalations attributable to inflation in our costs, those adjustments will lag the impact of inflationary pressures and may not reflect the full impact to us of any cost inflation.  As drilling contracts with such provisions expire or are terminated, there can be no assurance that future drilling contracts will contain similar provisions, which may reduce our margins in inflationary environments.  In addition, should our rigs incur unplanned downtime while on contract or idle time between drilling contracts, we will not always reduce the staff on those rigs because we could use the crew to prepare the rig for its next contract.  During times of reduced activity, reductions in costs may not be immediate because portions of the crew may be required to prepare rigs for stacking, after which time the crew members may be reassigned to active rigs or released.  As our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly.  In general, labor costs increase primarily due to higher salary levels and inflation.  Equipment maintenance costs fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment, and these costs could increase for short or extended periods as a result of regulatory or customer requirements that raise maintenance standards above historical levels.  The amount of contract preparation and reactivation costs vary based on the scope and length of the contract preparation or reactivation project, and the recognition of such costs varies depending on the duration of the firm contractual period and other contract terms.

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

Changing public sentiment concerning fossil fuels, aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, has prompted efforts to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies.  These efforts have recently intensified, as demonstrated by the State of New York’s December 2020 announcement that it will be divesting the state’s Common Retirement Fund from fossil fuels by 2040.  If this or similar divestment efforts are successful, our stock price and our ability to access capital markets may be negatively impacted.

Members of the investment community are also increasing their focus on environmental, social and governance (“ESG”) practices and disclosures, including practices and disclosures related to greenhouse gases and climate change, in the energy industry in particular, and diversity and inclusion initiatives and governance standards among public companies more generally.  As a result, we may face increasing pressure regarding our ESG disclosures and practices.  Additionally, members of the investment community may screen companies such as ours for ESG sustainability performance before investing in our stock.  Over the past few years there has also been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG investments.  As a result, there has been a proliferation of ESG focused investment funds seeking ESG oriented investment products.  If we or our securities are unable to meet the sustainability ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us, our cost of capital may increase, our stock price may be negatively impacted, the cost of capital associated with our securities offerings may increase and our reputation may be negatively affected.

Public health threats have had, and may continue to have, significant adverse consequences for general economic, financial and business conditions, as well as for our business and operations.

Public health threats, including pandemics and epidemics, such as the outbreak of COVID-19, new variants thereof, severe influenza, other coronaviruses and other highly communicable viruses or diseases, have impacted and may continue to impact our operations directly or indirectly, including by disrupting the operations of our business partners, suppliers and customers in ways that adversely impact our operations.  Such impacts may include, among others:

◾causing a temporary shut-down of operations in case of an outbreak on one or more of our rigs;
◾disrupting or restricting the ability of our suppliers, manufacturers and service providers to supply parts, equipment labor or services in the jurisdictions in which we operate or conduct shipyard activities including newbuild construction;
◾causing us to incur increased costs, inefficiencies, and labor shortages as a result of precautionary measures taken to counteract a potential or actual outbreak, including testing and quarantining of offshore personnel; and
◾being negatively affected by various actions by governmental authorities around the world designed to prevent or reduce the spread of an outbreak, such as imposing mandatory closures of all business facilities deemed to be non-essential, seeking voluntary closures of such facilities and imposing restrictions on, or issuing advisories with respect to, travel, business operations and public gatherings or interactions.

As a result, we may experience significant adverse consequences in our ability to meet our commitments to customers, including due to increased operating costs and increased risk of rig downtime or contract termination, which may result in substantial adverse consequences for our business and results of operations.  In addition, public health threats may result in significantly reduced global or regional economic activity, which could result in a sharp reduction in the demand for oil and an associated decline in oil prices as occurred during 2020.  Such conditions may result in, reductions to our customers’ drilling and production expenditures and delays or cancellations of projects, which may cause a decrease in demand for our services and an increase in the risk that our customers may seek to terminate or renegotiate pricing or other terms for our existing contracts or that more of our rigs may become idle, stacked or retired from our fleet.

The magnitude and duration of potential social, economic and labor instability resulting from such public health threats, including the speed at which national economies can recover, or whether any recovery will ultimately experience a reversal or other setbacks, are uncertain and cannot be estimated as such effects depend on future events that would be largely out of our control.

We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our business.

We engage in offshore drilling services for most of the leading integrated energy companies or their affiliates, as well as for many government-owned or government-controlled energy companies and other independent energy companies.  For the year ended December 31, 2022, our most significant customers were Shell, Equinor and Petrobras, representing approximately 33 percent, 25 percent and 11 percent, respectively, of our consolidated operating revenues.  As of February 9, 2023, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Shell, Petrobras and Chevron, representing approximately 33 percent, 31 percent, and 14 percent, respectively, of our total contract backlog.  The loss of any of these customers or another significant customer, or a decline in payments under any of our drilling contracts, could, at least in the short term, have an adverse effect on our business.

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

The U.S. Gulf of Mexico, the South China Sea and the Northwest Coast of Australia are areas subject to typhoons, hurricanes or other extreme weather conditions on a relatively frequent basis, and our drilling rigs in these regions may be exposed to damage or total loss by these storms, some of which may not be covered by insurance.  The occurrence of these events could result in the suspension of drilling operations, damage to or destruction of the equipment involved and injury to or death of rig personnel.  Some experts believe global climate change could increase the frequency and severity of these extreme weather conditions.  Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages.  We customarily provide contract indemnity to our customers for certain claims that could be asserted by us relating to damage to or loss of our equipment, including rigs, and claims that could be asserted by us or our employees relating to personal injury or loss of life.

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

Certain of our drilling contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment.  Such payments may not, however, fully compensate us for the loss of the contract.  For example, early in the fourth quarter of 2022, Transocean Equinox concluded the activities contemplated in its drilling contract prior to the end of the contract’s firm term that was previously expected late in the fourth quarter of 2022.  The termination payment associated with the drilling contract would not fully compensate us for the early termination of the contract.  Drilling contracts also customarily provide for either automatic termination or termination at the option of the customer, typically without the payment of any termination fee, under various circumstances such as non-performance, as a result of significant downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events, many of which are beyond our control.  Certain customers who seek to terminate our drilling contracts may attempt to defeat or circumvent our protections against certain liabilities.  Our customers’ ability to perform their obligations under their drilling contracts, including their ability to fulfill their indemnity obligations to us, may also be negatively impacted by an economic downturn.  Our customers, which include national energy companies, often have significant bargaining leverage over us.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated on terms that are not as favorable as current terms, it could adversely affect our financial position, results of operations or cash flows.

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

Failure to recruit and retain personnel could hurt our operations.

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

As of December 31, 2022, approximately 43 percent of our total workforce, working primarily in Norway, Brazil and the U.K., are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only the union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts, or other work stoppages.  Legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

Our shipyard projects and operations are subject to delays and cost overruns.

We have a variety of shipyard projects underway for our existing rigs at any given time.  Additionally, as of February 14, 2023, we were constructing one ultra-deepwater drillship and held a noncontrolling ownership interest in a company that is constructing one ultra-deepwater drillship.  These shipyard projects are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

◾	complications arising from pandemics and epidemics, such severe influenza, coronaviruses and other highly communicable viruses or diseases, and associated government orders in the country where the rigs are being constructed or serviced and elsewhere;
◾	shipyard availability, failures and difficulties;
◾	shortages of equipment, materials or skilled labor;
◾	failure or delayed deliveries of significant materials or equipment for various reasons, including due to supplier shortages, constraints, disruption or quality issues;
◾	design and engineering problems, including those relating to the commissioning of newly designed equipment;
◾	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
◾	unanticipated actual or purported change orders;
◾	disputes with shipyards and suppliers;
◾	availability of suppliers to recertify equipment for enhanced regulations;
◾	strikes, labor disputes and work stoppages;
◾	customer acceptance delays or delays in providing customer-supplied engineering, approvals or equipment;
◾	adverse weather conditions, including damage caused by such conditions;
◾	terrorist acts, war, piracy and civil unrest;
◾	unanticipated cost increases; and
◾	difficulty in obtaining necessary permits or approvals.

These factors may contribute to cost variations and delays in the delivery of rigs undergoing shipyard projects or any future newbuild units.  Cost variations may result in, among other things, disputes with the shipyards that construct or service our drilling units.  In addition, delayed delivery of our newbuild units or other rigs undergoing shipyard projects would impact contract commencement, resulting in a loss of revenues we could earn, and may also cause customers to terminate or shorten the term of the drilling contract for the rig pursuant to applicable late delivery clauses.  In the event of termination of any of these drilling contracts, we may not be able to secure a replacement contract on as favorable terms, if at all.

Our operations also rely on a significant supply of capital and consumable spare parts and equipment to maintain and repair our fleet.  We also rely on the supply of ancillary services, including supply boats and helicopters.  Our reliance on our suppliers, manufacturers and service providers to secure equipment, parts, components and sub-systems used in our operations exposes us to volatility in the quality, prices and availability of such items.  Certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider.  Some parts and equipment require long lead times to obtain, and an unplanned failure or other need to replace any such parts and equipment may result in a longer than usual time to obtain them or require us to pay higher costs to obtain them on an expedited basis.  A disruption in the deliveries from our suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment or ancillary services could adversely affect our ability to meet our commitments to customers, adversely impact our operations, increase our operating costs and result in increases in rig downtime and delays in the repair and maintenance of our fleet.

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

Failure to effectively and timely address the transition to renewable or other alternative energy sources, or to respond to other climate related business trends, could adversely affect our business, results of operations and cash flows.

Our long-term success will be impacted by our ability to effectively address the transition to renewable and other alternative energy sources, and our ability to respond to other climate-related business trends that could adversely impact the long-term demand for oil and natural gas and, ultimately, the demand for our services and products from our services.  Addressing increased focus on the development of additional alternative energy sources and other climate-related business trends has required and will further require adapting certain parts of our operations to changing government requirements and customer preferences.

We continue to engage with existing and potential customers and suppliers to develop or implement solutions designed to reduce or decarbonize oil and gas operations, or to advance renewable and other alternative energy sources.  Nonetheless, as it is not possible at this time to predict the timing, scope and effect of the development of and transition to renewable or other alternative energy sources, any such developments, such as the declining cost of renewable energy generation technologies, could adversely impact the long-term global demand for oil and natural gas and, ultimately, the demand for our services and products from our services.  If the transition to alternative energy sources or other climate-related trends change faster than anticipated or develop in a manner that we do not anticipate, our business, results of operations and cash flows could be adversely affected.  If we do not or are perceived to not effectively implement a strategy that incorporates alternative energy sources, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

Our aspirations, goals, commitment targets and initiatives related to sustainability, including emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.

We have developed, and will continue to develop and set, goals, targets, and other objectives related to sustainability matters, including our commitment target to reduce greenhouse gas emissions intensity.  Statements related to these goals, commitment targets and objectives reflect our current intentions and do not constitute a guarantee that they will be achieved.  Our efforts to research, establish, accomplish, and accurately report on these goals, commitment targets, and other objectives expose us to numerous operational, reputational, financial, legal, and other risks.  Our ability to achieve any stated goal, commitment target, or objective, including with respect to emissions intensity reduction, is subject to numerous factors and conditions, some of which are outside of our control.

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

At December 31, 2022 and 2021, our total debt was $7.35 billion and $7.17 billion, respectively, of which $2.19 billion and $2.30 billion, respectively, was secured.  We have a bank credit agreement (as amended, the “Secured Credit Facility”), which is currently undrawn, the borrowings under which would be secured.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

◾	we may be unable to obtain financing in the future to refinance our existing debt or for working capital, capital expenditures, acquisitions, debt service requirements, distributions, share repurchases, or other purposes;
◾	we may be unable to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
◾	we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness, some of which bears interest at variable rates;
◾	we may be unable to meet financial ratios in the agreements governing certain of our debt facilities and finance lease or satisfy certain other covenants and conditions included in our debt agreements, which could result in our inability to meet requirements for borrowings under our credit agreement or a default under these agreements, impose restrictions with respect to our access to certain of our capital, and trigger cross default provisions in our other debt instruments;
◾	if we default under the terms of our secured financing arrangements, the secured debtholders may, among other things, foreclose on the collateral securing the debt, including the applicable drilling units;
◾	we may be unable to obtain new investment or financing given recent ESG-influenced trends among many financial intermediaries, investors and other capital markets participants in reducing, or ceasing, lending to, or investing in, companies that operate in industries with higher perceived environmental exposure; and
◾	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our less levered competitors.

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

The ratings assigned to our debt securities by certain credit rating agencies (our “Debt Ratings”) are below investment grade.  Our Debt Ratings could have adverse consequences for our business and future prospects and could cause the following:

◾	limitations on our ability to access debt markets, including for the purpose of refinancing our existing debt and replacing or extending our Secured Credit Facility;
◾	less favorable terms and conditions on any refinancing arrangements, debt issuances or bank credit agreements, some of which could require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;
◾	increases to certain fees under our Secured Credit Facility and the interest rate under the indenture governing the 7.35% senior notes due December 2041, which has reached the maximum rate increase of 2 percent pursuant to the indenture due to the downgrades of certain credit rating agencies;
◾	reduced willingness of current and prospective customers, suppliers and creditors to transact business with us;
◾	requirements from creditors, suppliers or customers for additional insurance, guarantees and collateral;
◾	limitations on our access to bank and third-party guarantees, surety bonds and letters of credit; and
◾	reductions to or eliminations of the level of credit suppliers and financial institutions may provide through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

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

Worldwide financial and economic conditions could restrict our ability to access the capital markets at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Worldwide economic conditions have in the past impacted, and could in the future impact, the lenders participating in our credit facilities and our customers, causing them to fail to meet their obligations to us.  If economic conditions preclude or limit financing from banking institutions participating in our credit facilities, we may not be able to obtain similar financing from other institutions.  A slowdown in economic activity could further reduce worldwide demand for energy and extend or worsen the recovery from low oil and natural gas prices.  These potential developments, or market perceptions concerning these and related issues, could adversely affect our financial position, results of operations or cash flows.  In addition, turmoil and hostilities in the Middle East, Ukraine, North Africa and other geographic areas and countries present incremental risk.  An extended period of negative outlook for the world economy could further reduce the overall demand for oil and natural gas and for our services.  A further decline in oil and natural gas prices or an extension of the current low oil and natural gas prices could reduce demand for our drilling services and have an adverse effect on our financial position, results of operations or cash flows.

Risks related to laws, regulations and governmental compliance

Impact of increasingly stringent environmental and safety laws and our compliance with or breach of such laws can be costly, expose us to liability and could limit our operations.

Our business is affected by laws and regulations relating to the energy industry and the environment and safety, including international conventions and treaties, and regional, national, state, and local laws and regulations.  Our business also depends on demand for services from the oil and gas exploration and production industry, and, accordingly, we are directly affected by the adoption of laws and regulations that, for economic, environmental or other policy reasons, curtail, delay or impose additional compliance costs and obligations related to the exploration and development drilling for oil and gas.  Offshore drilling in certain areas has been curtailed and, in certain cases, prohibited because of environmental or safety concerns.  In addition, compliance with environmental and safety laws, regulations and standards, where applicable, may require us to make significant capital expenditures, such as the installation of costly equipment or implementation of operational changes, and may affect the resale values or useful lives of our rigs.  We may also incur additional costs in order to comply with other existing and future regulatory obligations or industry standards, including, but not limited to, costs relating to air emissions, including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and maintenance of insurance coverage or other financial assurance of our ability to address pollution incidents.  In the last decade, enhanced governmental safety and environmental requirements applicable to our operations were adopted by U.S. federal agencies for drilling in the U.S. Gulf of Mexico.  These requirements have caused increased compliance costs and may in the future increase the risk of environmental or safety enforcement cases and litigation and cause operators to have difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  In addition, the oil and gas industry has adopted equipment and operating standards, such as the American Petroleum Institute Standard 53, related to the installation and testing of well control equipment.  A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations.  Additionally, our customers may elect to voluntarily comply with any non-mandatory laws, regulations or other standards.  Any such safety, environmental and other regulatory restrictions or standards, including voluntary customer compliance with respect thereto, could decrease, disrupt or delay operations, decrease demand for offshore drilling services, increase operating costs and compliance costs or penalties, increase out-of-service time, decrease dayrates, or reduce the area of operations for drilling rigs in the U.S. and non-U.S. offshore areas.  Any such effects could have an adverse effect on our financial position, results of operations or cash flows.

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

Regulatory and various other risks, including litigation, associated with greenhouse gases, other emissions and climate change could have an adverse impact on our business and demand for our services.

Scientific studies have suggested that emissions of certain gases, including greenhouse gases, such as carbon dioxide and methane, contribute to warming of the earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from the fossil fuel industry, has attracted and continues to attract considerable political and social attention worldwide.  The attention to climate change has led, and we expect it to continue to lead, to additional regulations designed to reduce greenhouse gas emissions domestically and internationally.  In August 2022, for example, the U.S. enacted the Inflation Reduction Act of 2022, which contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions.  Such attention could also result in other adverse impacts for the oil and gas industry, including further restrictions or bans imposed by lawmakers, lawsuits by governments or third-parties seeking recoveries for damages resulting from the combustion of fuels that may contribute to climate change effects, decreased demand for goods or services that produce significant greenhouse gas emissions, or reduced interest from investors if they elect in the future to shift some or all of their investments to non-fossil fuel related sectors.  To the extent financial markets view climate change and greenhouse emissions as a financial risk, this could negatively impact our cost of or access to capital.  Because our business depends on the level of activity in the oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, or related political, litigation or financial risks, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities.  In addition, such laws, regulations, treaties or international agreements or related risks could result in increased compliance costs or additional operating restrictions, which may have an adverse effect on our business.  Further, some experts believe global climate change could increase the frequency and severity of extreme weather conditions, the impacts of which could interfere with our operations, cause damage to our equipment as well as cause other financial and operational impacts, including those that could result from any impact of such conditions on our customers.

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

Any restrictions on oil and natural gas operations on the U.S. Outer Continental Shelf (“OCS”) could have an adverse impact on our business and demand for our services.

The U.S. Department of the Interior (“DOI”) administers the submerged lands, subsoil, and seabed, lying between the seaward extent of the states’ jurisdiction and the seaward extent of federal jurisdiction, and the U.S. government has the power to limit oil and gas activities on this area, known as the OCS.  Under the Outer Continental Shelf Lands Act, as amended, the U.S. Bureau of Ocean Energy management (“BOEM”) within the DOI must prepare and maintain forward-looking five-year plans—referred to as national programs or five-year programs—to schedule proposed oil and gas lease sales on the OCS.  On July 1, 2022, BOEM announced the availability of the Proposed Program for the 2023-2028 timeframe for public comments.  The Proposed Program includes no more than ten potential lease sales in the U.S. Gulf of Mexico.  Inclusion of an area in the Proposed Program is not a final indication that it will be included in the approved 2023-2028 National OCS Program or offered in a lease sale.  In addition, the U.S. previously placed a moratorium on new oil and natural gas leases on federal lands and waters, including the federal OCS.  Future actions taken by the U.S. to limit the availability of new oil and gas leases on the OSC would adversely impact the offshore oil and gas industry and impact demand for our services.

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

Our non-U.S. contract drilling operations are subject to various laws and regulations related to economic and trade sanctions in certain countries in which we operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation and social contributions of offshore earnings and earnings of expatriate personnel.  We are also subject to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and other U.S. and non-U.S. laws and regulations governing our international operations.  In addition, various state and municipal governments, universities and other investors have proposed or adopted divestment and other initiatives regarding investments including, with respect to state governments, by state retirement systems in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department.  Failure to comply with applicable laws and regulations, including those relating to sanctions and export restrictions, may subject us to criminal sanctions or civil remedies, including fines, denial of export privileges, injunctions or seizures of assets.  Investors could view any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our shares.

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

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations.  Our import and export activities are governed by unique customs and export control laws and regulations in each of the countries where we operate.  Moreover, many countries, including the U.S., control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations.  Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities, and we are also subject to the U.S. anti-boycott laws.

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

In addition, governing data privacy and the unauthorized disclosure of personal data and confidential information pose increasingly complex compliance challenges and potential to elevate our costs under various laws and regulations, including (a) the European Union General Data Protection Regulation, the Data Protection Act, as revised, of the Cayman Islands, (b) the General Data Protection Law of Brazil and (c) the California Consumer Privacy Act, as well as (d) the amended Swiss Data Protection Act, which will enter into force in September 2023,.  Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties, litigation and liabilities for us.  Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

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

We are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate and earn income, and such changes could include laws or policies directed toward companies organized in jurisdictions with low tax rates with the intent to increase the tax burden.  The Organization for Economic Co-operation and Development, for example, issued its action plan of tax reform measures that called for member states to take action to prevent base erosion and profit shifting.  Some of these measures impact transfer pricing, requirements to qualify for tax treaty benefits, and the definition of permanent establishments depending on each jurisdiction’s adoption and interpretation of such proposals.  Respective countries, including Switzerland, have adopted various measures into their own tax laws.  In addition, the European Union has issued Anti-Tax Avoidance Directives and proposed directives that required or require member states to adopt specific tax reform measures, some of which relate to a 15 percent minimum tax.  Other tax jurisdictions in which we operate have expressed an intent to implement similar measures.  Any material change to tax laws, treaties, regulations or policies, their interpretation or application, or the adoption of new interpretations of existing laws and rulings, in any of the jurisdictions in which we operate, are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings and such change could have a significant adverse effect on our financial position, results of operations or cash flows.

A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries could result in a higher effective tax rate on our consolidated earnings and increase our cash tax payments.

We are subject to tax laws, treaties and regulations in the countries in which we operate and earn income.  Our income taxes are based on the applicable tax laws and tax rates in effect in the countries in which we operate and earn income as well as upon our operating structures in these countries.  Our income tax returns are subject to review and examination in these jurisdictions, and we do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority.  If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected.  For example, we believe that neither we nor our non-U.S. subsidiaries, other than those that report a U.S. trade or business or a U.S. permanent establishment, were or are engaged in a trade or business in the U.S. or, if applicable, maintained or maintain a permanent establishment in the U.S.  The determination of the aforementioned, among other things, involves considerable uncertainty.  If the U.S. Internal Revenue Service were to disagree, then we could be subject to additional U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business or, if applicable, attributable to such U.S. permanent establishment during the period in which this was considered to have occurred.  If this occurs, our effective tax rate on worldwide earnings for that period could increase substantially, we could be subject to assessments in previously filed returns that remain open to audit and our earnings and cash flows from operations for that period could be adversely affected.

Risks related to our jurisdiction of organization and governing documents

As a Swiss corporation, our flexibility may be limited with respect to certain aspects of capital management AND swift implementation of certain initiatives or strategies.

Under Swiss law, our shareholders may approve an authorized share capital that allows the board of directors to issue new shares without additional shareholder approval within a period of up to two years and for up to a maximum of 50 percent of a company’s issued share capital.  The authorized share capital approved by our shareholders at the May 2022 annual general meeting will expire on May 12, 2024.  Our currently available authorized share capital is approximately 13.5 percent of our issued share capital as of February 14, 2023.  Accordingly, shareholders at our annual general meeting in May 2023 may be requested to approve a renewal and an increase in authorized share capital.  Subject to certain exceptions, Swiss law also grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Further, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  Swiss law also reserves for shareholder approval certain corporate actions, such as approval of dividends, over which a board of directors would have authority in some other jurisdictions.  These Swiss law requirements relating to our capital management may limit our flexibility to swiftly implement certain initiatives or strategies, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

We are required, from time to time, to evaluate the carrying amount of our investments in affiliates, as presented on our Swiss standalone balance sheet.  If we determine that the carrying amount of any such investment exceeds its fair value, we may conclude that such investment is impaired.  Any recognized loss associated with such a non-cash impairment could result in our net assets no longer covering our statutory share capital and statutory capital reserves.  Under Swiss law, if our net assets cover less than 50 percent of our statutory share capital and the non-distributable part of the statutory capital and profit reserves, the board of directors must take appropriate measures or, to the extent such measures fall within the competence of the general meeting of shareholders, convene a general meeting of shareholders, and propose measures to remedy such a capital loss.  Appropriate measures depend on the relevant circumstances and the magnitude of the recognized loss and may include seeking shareholder approval for offsetting the aggregate loss, or a portion thereof, with our statutory capital reserves, including qualifying additional paid-in capital otherwise available for distributions to shareholders, or raising new equity.  Depending on the circumstances, we may also need to use qualifying additional paid-in capital available for distributions in order to reduce our accumulated net loss and such use might reduce our ability to make distributions without subjecting our shareholders to Swiss withholding tax.

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

Under Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid-in capital, if any.  At our 2009 annual general meeting, our shareholders approved the repurchase of up to CHF 3.50 billion of our shares for cancellation under the share repurchase program.  If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase shares via a “virtual second trading line” from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to the approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.

We are subject to anti-takeover provisions.

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  Actions taken under such provisions may adversely affect prevailing market prices for our shares, and could, among other things:

◾	provide that the board of directors is authorized, subject to obtaining shareholder approval every two years, at any time during a maximum two-year period, which under our current authorized share capital will expire on May 12, 2024, to issue a specified number of shares, which under our current authorized share capital is approximately 13.5 percent of the share capital registered in the commercial register as of February 14, 2023, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances;
◾	provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately 17.9 percent of the share capital registered in the commercial register as of February 14, 2023, without obtaining additional shareholder approval through: (1) the exercise of conversion, exchange, option, warrant or similar rights for the subscription of shares granted in connection with bonds, options, warrants or other securities newly or already issued in national or international capital markets or new or already existing contractual obligations by or of any of our subsidiaries; or (2) in connection with the issuance of shares, options or other share-based awards;
◾	provide that any shareholder who wishes to propose any business or to nominate a person or persons for election as director at any annual meeting may only do so if we are given advance notice;
◾	provide that directors can be removed from office only by the affirmative vote of the holders of at least 66 2/3 percent of the shares entitled to vote;
◾	provide that a merger or demerger transaction requires the affirmative vote of the holders of at least 66 2/3 percent of the shares represented at the meeting and provide for the possibility of a so-called cash-out or squeeze-out merger if the acquirer controls 90 percent of the outstanding shares entitled to vote at the meeting;
◾	provide that any action required or permitted to be taken by the holders of shares must be taken at a duly called annual or extraordinary general meeting of shareholders;
◾	limit the ability of our shareholders to amend or repeal some provisions of our articles of association; and
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

Item 3.Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory Matters” in this annual report on Form 10-K.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in this annual report on Form 10-K.  All such actions, claims, tax and other matters disclosed therein are incorporated herein by reference.

As of December 31, 2022, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc., our wholly owned subsidiary, received a letter from the U.S. Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S.

Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to records retention, reporting requirements, discharges, permit limits, inspections and maintenance, and the submission of monitoring reports.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which remain ongoing, and the enforcement action will likely result in our agreeing to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance and to pay a monetary penalty, which we believe at this time would be immaterial.  We do not believe that the enforcement action would have a material adverse effect on our consolidated financial position, results of operations or cash flow.  If our current expectations relating to these costs prove to be inaccurate, future expenditures may exceed our accrued amounts.

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

Information About Our Executive Officers

We have included the following information, presented as of February 14, 2023, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10-K.  The board of directors elects the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

			Age as of
Officer		Office	February 14, 2023
Jeremy D. Thigpen	(a)	Chief Executive Officer	48
Keelan Adamson	(a)	President and Chief Operating Officer	53
Howard E. Davis		Executive Vice President, Chief Administrative Officer and Chief Information Officer	64
Brady K. Long		Executive Vice President and General Counsel	50
Mark L. Mey	(a)	Executive Vice President and Chief Financial Officer	59
David Tonnel		Senior Vice President and Chief Accounting Officer	53
(a)	Member of our executive management team for purposes of Swiss law.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  On February 14, 2023, we had 726,263,759 shares outstanding and 4,893 holders of record of our shares.

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

Exemption—Distributions to shareholders in the form of a par value reduction or out of qualifying additional paid-in capital for Swiss statutory purposes are exempt from Swiss withholding tax.  On December 31, 2022, the aggregate amount of par value of our outstanding shares was CHF 72.2 million, equivalent to approximately $78.1 million, and the aggregate amount of qualifying additional paid-in capital of our outstanding shares was CHF 14.0 billion, equivalent to approximately $15.1 billion.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

If we repurchase shares, we expect to use an alternative procedure pursuant to which we repurchase our shares via a "virtual second trading line" from market players, such as banks and institutional investors, who are generally entitled to receive a full refund of the Swiss withholding tax.  The use of such “virtual second trading line” with respect to share repurchase programs is subject to approval of the competent Swiss tax and other authorities.  We may not be able to repurchase as many shares as we would like to repurchase for purposes of capital reduction on the “virtual second trading line” without subjecting the selling shareholders to Swiss withholding taxes.  The repurchase of shares for purposes other than for cancellation, such as to retain as treasury shares for use in connection with stock incentive plans, convertible debt or other instruments within certain periods, are not generally subject to Swiss withholding tax.  In addition, in December 2022, the U.S. Department of the Treasury released proposed regulations under the Inflation Reduction Act, whereby an excise tax of one percent would be imposed on stock repurchases in the event one of our U.S. subsidiaries funds the stock repurchase.

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and if the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 14, 2023, Transocean Inc., our wholly owned subsidiary, held as treasury shares 8.90 percent of our issued shares.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the number of shares held as treasury shares as of February 14, 2023, 1.10 percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the currently approved program.

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
October 2022	—	$—	—	$3,508
November 2022	—	—	—	3,508
December 2022	—	—	—	3,508
Total	—	$—	—	$3,508
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At December 31, 2022, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate cost of up to CHF 3.24 billion, equivalent to $3.51 billion. The share repurchase program may be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.RESERVED

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K.  The following discussion of our results of operations and liquidity and capital resources includes comparisons for the years ended December 31, 2022 and 2021.  For a discussion, including comparisons, of our results of operations and liquidity and capital resources for the years ended December 31, 2021 and 2020, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the United States (“U.S.”) Securities and Exchange Commission on February 23, 2022.

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 14, 2023, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  Additionally, as of February 14, 2023, we were constructing one ultra-deepwater drillship and held a noncontrolling ownership interest in a company that is constructing one ultra-deepwater drillship.

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

Significant Events

Fleet expansion—In October 2022, we completed the construction of and placed into service the ultra-deepwater floater Deepwater Atlas.  In November 2022, we made a cash contribution of $15 million associated with our noncontrolling ownership interest in Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”), a Bermuda company formed to construct, own and operate the newbuild ultra-deepwater drillship Deepwater Aquila.  See “—Liquidity and Capital Resources—Sources and uses of liquidity” and “—Liquidity and Capital Resources—Drilling fleet.”

Secured debt issuance—In January 2023, we issued $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”), and we received $515 million aggregate cash proceeds, net of issue costs.  In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”), and we received $1.157 billion aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt and warrant issuance—In September 2022, we issued $300 million aggregate principal amount of 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) in connection with (a) the issuance for aggregate cash proceeds of $188 million and (b) the exchanges (the “2022 Private Exchange”) of certain of the 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”).  In connection with the 2022 Private Exchange, we also issued 22.2 million warrants to purchase Transocean Ltd. shares.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Shipyard Loans—In June 2022, we borrowed $349 million under one of two credit agreements (each, a “Shipyard Loan,” and together, the “Shipyard Loans”) and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  In December 2022, we borrowed $90 million under the second Shipyard Loan and made a cash payment of $325 million to satisfy the final milestone payment due upon delivery of Deepwater Titan.  We recorded the Shipyard Loan for Deepwater Atlas and Deepwater Titan, net of imputed interest, and the corresponding non-cash capital additions of $300 million and $82 million, respectively.  See “—Liquidity and Capital Resources—Sources and uses of liquidity” and “—Liquidity and Capital Resources—Drilling fleet.”

Early debt retirement—In January 2023, in connection with the issuance of the 8.75% Senior Secured Notes, we made an aggregate payment of $1.156 billion, including a make-whole premium, to redeem the remaining outstanding $311 million, $240 million, $250 million, and $336 million aggregate principal amount of the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), the 7.75% senior secured notes due October 2024 (the “7.75% Senior Secured Notes”), the 6.25% senior secured notes due December 2024 (the “6.25% Senior Secured Notes”) and the 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”), respectively.

In January 2023, we made a cash payment of $121 million to redeem an equivalent aggregate principal amount of the outstanding 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”), and the trustee notified holders of our intent to redeem the remaining outstanding $122 million aggregate principal amount of notes for an equivalent aggregate cash payment, expected to be made on February 24, 2023.

In July 2022, we made an aggregate cash payment of $27 million to redeem an equivalent aggregate principal amount of the then outstanding 3.80% senior notes due October 2022 (the “3.80% Senior Notes”).  In January 2022, we made an aggregate cash payment of $18 million to redeem an equivalent aggregate principal amount of the 5.52% senior secured notes due May 2022 (the “5.52% Senior Secured Notes”).  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Share issuance—In June 2021, we commenced an at-the-market equity offering program (the “ATM Program”).  In the year ended December 31, 2022, we received aggregate cash proceeds of $263 million, net of issue costs, for the aggregate sale of 61.0 million shares under the ATM Program.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

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

Outlook

Drilling market—Our industry outlook is positive based upon several fundamental factors, including the increased global demand for hydrocarbons combined with a diminishing global supply, the latter being the result of the natural decline in production of existing oil and gas fields compounded by the significant underinvestment in reserve replacement by oil and gas producers, and additional constraints imposed on industry participants by the governments of oil and gas producing nations as well as investors.  Additionally, the Russian invasion of Ukraine and the related economic sanctions have highlighted the criticality of energy reliability and security across Europe, the U.S. and elsewhere.  Due to these and other factors, oil prices have increased materially over the past two years and even reached 10-year highs.

Although the price for both prompt and longer-dated barrels continues to exhibit volatility that reflects market concerns about inflationary trends, economic recession and the potential for demand destruction, these commodity prices are currently, and are expected to remain, at levels that are robustly supportive of investment in deepwater and harsh environment exploration and development projects.  Additionally, rig attrition resulting from significantly reduced offshore contracting activity over the last several years has resulted in a much smaller global fleet of floating rigs that is available to meet customer demands, specifically with respect to the highest specification drilling units required by many of our customers for their projects.  Consequently, our outlook for the offshore drilling industry overall remains positive, particularly for high-specification drilling assets, such as those we own and operate.

Our customers continue to show interest in deepwater and harsh environment offshore projects as evidenced by the restarting of delayed projects and commencement of new drilling campaigns.  Licensing activity has also increased as energy companies look to explore and develop new prospects.  This has resulted in more tendering activity during the last half of 2022 and into 2023.  Several multi-year tenders for work in Brazil, West Africa, Asia and Australia are expected to be awarded in the first nine months of 2023.  We have recently observed that the commencement of certain projects or parts of a project is, in some cases, being delayed due to global supply chain constraints adversely impacting the timely availability of necessary equipment and supplies.  We currently believe that these temporary circumstances will gradually diminish over the short to medium term.

Offshore drilling activity is increasing in every ultra-deepwater geographic sector.  South America, the U.S. Gulf of Mexico and, increasingly, West Africa remain key ultra-deepwater market sectors.  We have seen significant increases in dayrates for projects in the U.S. Gulf of Mexico and, particularly, in Brazil, trends that we expect will continue.  In Norway, the largest market for harsh environment rigs, we do not expect many new projects to commence before late 2023, but we expect demand for rigs in this market will accelerate thereafter through 2026 due to previously enacted Norwegian tax incentive programs.  Given the highly regulated nature of the Norwegian market and the limited number of rigs qualified to operate in it, we anticipate an increase in dayrates commensurate with the increased demand.  We are also encouraged by projects being announced in the United Kingdom, Namibia, South Africa and Australia that require high-specification, harsh environment semisubmersibles.  As expected, these opportunities are attracting rigs currently working in Norway, thereby further reducing rig supply and potentially accelerating dayrate increases for the remaining assets in the region.

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

As of February 9, 2023, our contract backlog was $8.54 billion compared to $7.27 billion as of October 13, 2022.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations have diminished as oil prices have improved and stabilized.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of February 9, 2023, our uncommitted fleet rates for each of the five years in the period ending December 31, 2027 were as follows:

	2023	2024	2025	2026	2027
Uncommitted fleet rate
Ultra-deepwater floaters	39%	56%	67%	76%	84%
Harsh environment floaters	42%	71%	89%	90%	96%

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

	February 9,	October 13,	February 14,
	2023	2022	2022

	(in millions)
Contract backlog
Ultra-deepwater floaters	$7,378	$6,327	$5,301
Harsh environment floaters	1,159	943	1,165
Total contract backlog	$8,537	$7,270	$6,466

Our contract backlog includes only firm commitments, including amounts associated with our contracted newbuild units under construction, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.

The average contractual dayrate relative to our contract backlog is defined as the average maximum contractual operating dayrate to be earned per operating day in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after operations commence.  At February 9, 2023, the contract backlog and average contractual dayrates for our fleet were as follows:

		For the years ending December 31,
	Total	2023	2024	2025	2026	2027	Thereafter

	(in millions, except average dayrates)
Contract backlog
Ultra-deepwater floaters	$7,378	$1,748	$1,926	$1,518	$1,073	$734	$379
Harsh environment floaters	1,159	604	254	125	118	58	—
Total contract backlog	$8,537	$2,352	$2,180	$1,643	$1,191	$792	$379

Average contractual dayrates
Ultra-deepwater floaters	$428,000	$386,000	$435,000	$448,000	$444,000	$451,000	$452,000
Harsh environment floaters	$349,000	$341,000	$307,000	$412,000	$424,000	$424,000	$—
Total fleet average	$415,000	$373,000	$415,000	$445,000	$442,000	$449,000	$452,000

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

Average daily revenue—We believe average daily revenue provides a comparative measurement unit for our revenue-earning performance.  Average daily revenue is defined as operating revenues, excluding revenues for contract terminations, reimbursements and contract intangible amortization, earned per operating day.  The average daily revenue for our fleet was as follows:

	Years ended December 31,
	2022	2021	2020
Average daily revenue
Ultra-deepwater floaters	$329,100	$355,500	$324,500
Harsh environment floaters	$380,000	$386,200	$339,600
Midwater floaters	$—	$—	$111,400
Total fleet average daily revenue	$345,500	$365,600	$327,500

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

	Years ended December 31,
	2022	2021	2020
Revenue efficiency
Ultra-deepwater floaters	95.7%	96.1%	97.2%
Harsh environment floaters	97.6%	98.8%	95.0%
Midwater floaters	—%	—%	86.2%
Total fleet average revenue efficiency	96.4%	97.0%	96.3%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2022	2021	2020
Rig utilization
Ultra-deepwater floaters	50.1%	49.3%	58.5%
Harsh environment floaters	64.9%	64.4%	72.6%
Midwater floaters	—%	—%	37.1%
Total fleet average rig utilization	54.1%	53.4%	62.4%

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

Operating Results

Year ended December 31, 2022 compared to the year ended December 31, 2021

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended December 31,
	2022	2021	Change	% Change

	(in millions, except day amounts and percentages)

Operating days	7,341	7,236	105	1%
Average daily revenue	$345,500	$365,600	$(20,100)	(5)%
Revenue efficiency	96.4%	97.0%
Rig utilization	54.1%	53.4%

Contract drilling revenues	$2,575	$2,556	$19	1%

Operating and maintenance expense	(1,679)	(1,697)	18	1%
Depreciation and amortization expense	(735)	(742)	7	1%
General and administrative expense	(182)	(167)	(15)	(9)%
Loss on disposal of assets, net	(10)	(62)	52	84%
Operating loss	(31)	(112)	81	72%

Other income (expense), net
Interest income	27	15	12	80%
Interest expense, net of amounts capitalized	(561)	(447)	(114)	(26)%
Gain on retirement of debt	8	51	(43)	(84)%
Other, net	(5)	23	(28)	nm
Loss before income tax expense	(562)	(470)	(92)	(20)%
Income tax expense	(59)	(121)	62	51%
Net loss	$(621)	$(591)	$(30)	(5)%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the following: (a) approximately $25 million resulting from Deepwater Atlas, which was placed into service in October 2022, (b) approximately $20 million resulting from increased rig utilization, (c) approximately $10 million resulting from higher early termination revenues and (d) approximately $10 million resulting from higher reimbursable revenues.  These increases were partially offset by (a) approximately $40 million resulting from lower dayrates and (b) approximately $5 million resulting from lower fleet revenue efficiency.

Costs and expenses—Operating and maintenance costs and expenses decreased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the following: (a) approximately $35 million resulting from the effect of favorable exchange rates, (b) approximately $28 million resulting from the allowance for excess materials and supplies due to the identification, in the year ended December 31, 2021, of parts that were in excess of our expected future usage, (c) approximately $15 million resulting from reduced rig out-of-service maintenance costs and (d) approximately $5 million incurred on rigs sold in the year ended December 31, 2021.  These decreases were partially offset by the following increases: (a) approximately $25 million resulting from personnel compensation increases, (b) approximately $20 million resulting from increased rig operating activities, (c) approximately $15 million resulting from Deepwater Atlas and (d) approximately $10 million resulting from higher customer reimbursable costs.

Depreciation and amortization expense decreased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to (a) approximately $17 million resulting from assets that had reached the end of their useful lives or had been retired, partially offset by (b) approximately $10 million of increased depreciation associated with our newbuild ultra-deepwater drillship and other property and equipment placed into service in the year ended December 31, 2022.

General and administrative expense increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the following: (a) approximately $8 million of increased costs for information systems and technology and (b) approximately $3 million of increased costs for strategy and innovation.

Disposal of assets—In the year ended December 31, 2021, we recognized an aggregate net loss of $57 million, primarily associated with the sale of a harsh environment floater and related assets.  In the years ended December 31, 2022 and 2021, we recognized an aggregate net loss of $10 million and $5 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, increased in the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the following: (a) an increase of $157 million resulting from the fair value adjustment of the bifurcated compound exchange feature embedded in the 4.625% Senior Guaranteed Exchangeable Bonds and (b) an increase of $15 million resulting from borrowings under the Shipyard Loans, partially offset by (c) a decrease of $41 million resulting from debt repaid as scheduled or early retired and (d) a decrease of $23 million resulting from increased interest capitalized for our newbuild construction projects.

In the year ended December 31, 2022, we recognized an aggregate net gain on the retirement of debt, primarily associated with the retirement of $116 million aggregate principal amount of debt as a result of the 2022 Private Exchange.  In the year ended December 31, 2021, we recognized an aggregate net gain on the retirement of debt, primarily associated with the retirement of $323 million aggregate principal amount of debt as a result of the private exchanges completed in February 2021 (the “2021 Private Exchange”).

Other expense, net, increased in the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the following: (a) income of $32 million resulting from settlement of litigation recognized in the year ended December 31, 2021, (b) increased loss of $11 million related to our investment in Nauticus Robotics, Inc. (“Nauticus”), (c) reduced income of $7 million related to our dual-activity patent, (d) increased losses of $7 million resulting from net changes to currency exchange rates, and (e) reduced income of $5 million related to the non-service components of net periodic benefit income, partially offset by (f) reduced losses of $33 million related to our investment in Orion Holdings (Cayman) Limited (“Orion”).

Income tax expense—In the years ended December 31, 2022 and 2021, our effective tax rate was (10.4) percent and (25.7) percent, respectively, based on loss before income tax expense.  In the years ended December 31, 2022 and 2021, the aggregate effect of discrete period tax items was a net tax benefit of $19 million and net tax expense of $47 million, respectively.  In the year ended December 31, 2022, such discrete items included settlement and expiration of various uncertain tax positions, changes to valuation allowances, operational restructuring and gains due to exchange rate changes.  In the year ended December 31, 2021, such discrete items included the effect of tax law changes in Switzerland and jurisdictional ownership changes of certain assets, loss on disposal of assets, expiration and settlements of various uncertain tax positions, gain on retirement of debt, changes to our allowance for excess materials and loss on impairment of an equity investment.  In the years ended December 31, 2022 and 2021, our effective tax rate, excluding discrete items, was (13.6) percent and (18.5) percent, respectively, based on loss before income tax expense.  In the year ended December 31, 2022 compared to the year ended December 31, 2021, our effective tax rate increased primarily due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the year ended December 31, 2022, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, during this period, the most significant countries in which we incurred income taxes that were based on income before income tax included the U.S., Hungary and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At December 31, 2022, we had $683 million in unrestricted cash and cash equivalents and $308 million in restricted cash and cash equivalents.  In the year ended December 31, 2022, our primary sources of cash were net cash provided by our operating activities, net cash proceeds from the issuance of shares under the ATM Program and net cash proceeds from the issuance of debt.  Our primary uses of cash were debt repayments and capital expenditures.

	Years ended December 31,
	2022	2021	Change

	(in millions)
Cash flows from operating activities
Net loss	$(621)	$(591)	$(30)
Non-cash items, net	1,163	1,243	(80)
Changes in operating assets and liabilities, net	(94)	(77)	(17)
	$448	$575	$(127)

Net cash provided by operating activities decreased primarily due to (a) reduced cash collected from customers, (b) increased cash paid to employees and (c) reduced cash refunds for income taxes, partially offset by (d) reduced cash paid for interest.

	Years ended December 31,
	2022	2021	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(717)	$(208)	$(509)
Investments in equity of unconsolidated affiliates	(42)	(1)	(41)
Investment in loans to unconsolidated affiliates	(5)	(33)	28
Proceeds from disposal of assets, net	7	9	(2)
	$(757)	$(233)	$(524)

Net cash used in investing activities increased primarily due to (a) increased capital expenditures related to our newbuild construction program and (b) increased investments in equity of unconsolidated affiliates, including Liquila, Ocean Minerals LLC and Orion, partially offset by (c) reduced investment in loans to unconsolidated affiliates.

	Years ended December 31,
	2022	2021	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(554)	$(606)	$52
Proceeds from issuance of shares, net of issue costs	263	158	105
Proceeds from issuance of debt, net of issue costs	175	—	175
Proceeds from issuance of warrants, net of issue costs	12	—	12
Other, net	(8)	(42)	34
	$(112)	$(490)	$378

Net cash used in financing activities decreased primarily due to (a) net cash proceeds from the issuance of the 4.625% Senior Guaranteed Exchangeable Bonds in the year ended December 31, 2022, (b) increased net cash proceeds from the issuance of shares under the ATM Program and (c) decreased cash used to repay debt.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, internally generated cash flows, borrowings under our Secured Credit Facility or proceeds from the disposal of assets or the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  We may consider establishing additional financing arrangements with banks or other capital providers, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.

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

We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then-existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or through exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction, including our previous exchange transactions.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

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

Debt issuances—In January 2023, we issued $525 million aggregate principal amount of 8.375% Senior Secured Notes, and we received $515 million aggregate cash proceeds, net of issue costs.  The 8.375% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Titan and the equity of the wholly owned subsidiary that owns or operates the collateral rig.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.375% Senior Secured Notes on or prior to February 1, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% Senior Secured Notes, and we received $1.157 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are fully and unconditionally guaranteed on an unsecured basis by Transocean Ltd. and on a limited senior secured basis by certain of our wholly owned subsidiaries.  The 8.75% Senior Secured Notes are secured by a lien on the ultra-deepwater floaters Deepwater Pontus, Deepwater Proteus and Deepwater Thalassa and the harsh environment floaters Transocean Enabler and Transocean Encourage, together with certain related assets.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.

Early debt retirement—In January 2023, in connection with the issuance of the 8.75% Senior Secured Notes, we made an aggregate payment of $1.156 billion, including a make-whole premium, to redeem the remaining outstanding $311 million, $240 million, $250 million, and $336 million aggregate principal amount of the 5.875% Senior Secured Notes, the 7.75% Senior Secured Notes, the 6.25% Senior Secured Notes and the 6.125% Senior Secured Notes, respectively.

In January 2022, we made an aggregate cash payment of $18 million to repay the then outstanding equivalent aggregate principal amount of the 5.52% Senior Secured Notes, and as a result, the noteholders subsequently released all liens, the mortgage on the secured rig and $106 million from restricted cash accounts.  In July 2022, we made an aggregate cash payment of $27 million to redeem the then outstanding equivalent aggregate principal amount of the 3.80% Senior Notes.

In October 2022, the harsh environment floater Transocean Equinox, which is held as collateral for the 5.375% Senior Secured Notes, concluded its drilling contract following a notice received from the customer in September 2022.  As required under the indenture governing such notes, in January 2023, we made a cash payment of $121 million to redeem an equivalent aggregate principal amount of the outstanding securities.  Additionally, in January 2023, the trustee notified holders of our intent to redeem the remaining outstanding $122 million aggregate principal amount of notes for an equivalent aggregate cash payment, expected to be made on February 24, 2023.

In the year ended December 31, 2021, we made an aggregate cash payment of $79 million to repurchase in the open market an equivalent aggregate principal amount of our debt securities.

Shipyard financing arrangement—We established the Shipyard Loans to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  In June 2022, we borrowed $349 million under one of the Shipyard Loans and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  In December 2022, we borrowed $90 million under the other Shipyard Loan and made a cash payment of $325 million to satisfy the final milestone payment due upon delivery of Deepwater Titan.  The Shipyard Loans are guaranteed by Transocean Inc.  Borrowings under the Shipyard Loan for Deepwater Atlas are secured by, among other security, a lien on the rig.  Borrowings under the Shipyard Loan for Deepwater Titan are unsecured.  We have the right to prepay the outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limits the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.

Debt exchanges—In September 2022, we issued $300 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds in connection with exchange and purchase agreements.  Pursuant to the exchange and purchase agreements, we exchanged (a) $73 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds for (i) $73 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds and (ii) 6.7 million warrants to purchase Transocean Ltd. shares, and (b) $43 million aggregate principal amount of the 7.25% Senior Notes for $39 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds.  Additionally, we sold $188 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds and issued 15.5 million warrants to purchase Transocean Ltd. shares for aggregate net cash proceeds of $188 million.  On or after March 30, 2026, we may redeem for cash all or a portion of the 4.625% Senior Guaranteed Exchangeable Bonds at a price equivalent to the aggregate principal amount to be redeemed if the closing price of our shares has been greater than 115 percent of the exchange price for a period of at least 20 trading days.

In February 2021, we issued $294 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) and made an aggregate cash payment of $11 million in the 2021 Private Exchange for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  The 4.00% Senior Guaranteed Exchangeable Bonds are guaranteed by Transocean Ltd. and the same subsidiaries of Transocean Inc. that guarantee the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) and the 11.50% senior guaranteed notes due January 2027.  The indenture that governs the 4.00% Senior Guaranteed Exchangeable Bonds also requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  The 4.00% Senior Guaranteed Exchangeable Bonds may be exchanged at any time prior to the close of business on the second business day immediately preceding the maturity date at a current exchange rate of 190.4762 Transocean Ltd. shares per $1,000 note, which implies an exchange price of $5.25 per share, subject to adjustment upon the occurrence of certain events, and any such exchange may be settled in cash, Transocean Ltd. shares or a combination of cash and Transocean Ltd. shares, at our election.

Share issuance—We intend to use the net proceeds from the sale of our shares under the ATM Program for general corporate purposes, which may include, among other things the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In the years ended December 31, 2022 and 2021, we received aggregate cash proceeds of $263 million and $158 million, respectively, net of issue costs, for the aggregate sale of 61.0 million shares and 36.1 million shares, respectively, under the ATM Program.

Secured Credit Facility—In July 2022, we amended the bank credit agreement for our Secured Credit Facility to, among other things, (i) extend the maturity date from June 22, 2023 to June 22, 2025, (ii) reduce the borrowing capacity from $1.33 billion to $774 million through June 22, 2023, and thereafter reduce the borrowing capacity to $600 million through June 22, 2025 and (iii) replace our ability to borrow under the Secured Credit Facility at the reserve adjusted London Interbank Offered Rate plus a margin (the “Secured Credit Facility Margin”) with the ability to borrow under the Secured Credit Facility at a forward looking term rate based on the secured overnight financing rate (“Term SOFR”) plus the Secured Credit Facility Margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $200 million and available cash is less than $250 million.  The amended secured credit facility also permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on nine of our ultra-deepwater floaters and two of our harsh environment floaters.

The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At February 14, 2023, we had no borrowings outstanding, $6 million of letters of credit issued, and we had $767 million of available borrowing capacity under the Secured Credit Facility.

Equity and debt investments—In the years ended December 31, 2022 and 2021, we made cash investments of $25 million and $34 million, respectively, in the equity and debt of certain unconsolidated affiliates, such as Orion and Liquila, that own drilling units.  In the year ended December 31, 2022, we made a cash contribution of $15 million to Liquila, which was used by Liquila to make the initial payment to the shipyard to acquire the ultra-deepwater drillship Deepwater Aquila.  Additionally, in the year ended December 31, 2022, we made an aggregate cash contribution of $10 million to our equity investment in Orion, the company that, through its wholly owned subsidiary, owns the harsh environment floater Transocean Norge.  In June 2021, we agreed to participate in a financing arrangement for Orion, at a rate of 33 percent, equivalent to our ownership interest in Orion, and made a cash investment of $33 million in the loan facility.

In February 2023, we agreed to make an investment for a noncontrolling ownership interest in Global Sea Mineral Resources, a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.  In addition to a cash investment of $10 million, we agreed to contribute the ultra-deepwater drillship Ocean Rig Olympia, and we expect to contribute engineering services in the future.

In the year ended December 31, 2022, we made an aggregate cash investment of $22 million in the equity and debt of certain other unconsolidated affiliates that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety in drilling and other activities.  We hold an equity investment in Nauticus, a company that develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them, which, following the completion of a business combination with a publicly traded special purpose acquisition company in September 2022, became a publicly listed company, the common shares of which trade on the NASDAQ exchange under the ticker symbol “KITT.”  Additionally, we hold equity and debt investments in Ocean Minerals LLC, the parent company of Moana Minerals Ltd. (“Moana”), a Cook Islands subsea resource development company that intends to extract polymetallic nodules.  We retain a priority right to provide deepwater nodule extraction services to Moana, and together with Moana and others, we intend to extract the nodules in an environmentally responsible way by employing existing and developing new technologies.

Exchangeable bonds—The indentures that govern the 4.00% Senior Guaranteed Exchangeable Bonds, 2.50% senior guaranteed exchangeable bonds due January 2027 and the 4.625% Senior Guaranteed Exchangeable Bonds each requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  Additionally, the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds may be exchanged at any time prior to the close of business on the second business day immediately preceding the maturity date at the effective exchange rate, and any such exchange may be settled in cash, Transocean Ltd. shares or a combination of cash and Transocean Ltd. shares, at our election.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2022, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.51 billion.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.  See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Shareholder Matters.”

Contractual obligations—At December 31, 2022, our contractual obligations stated at face value, were as follows:

		Years ending December 31,
	Total	2023	2024 - 2025	2026 - 2027	Thereafter

	(in millions)
Debt	$7,311	$728	$2,084	$2,755	$1,744
Interest on debt	2,136	384	635	335	782
Finance lease liability	465	65	141	141	118
Operating lease liabilities	160	13	25	24	98
Purchase obligations	38	36	2	—	—
Service agreement obligations	836	124	281	266	165
Total	$10,946	$1,350	$3,168	$3,521	$2,907

As of December 31, 2022, our defined benefit pension and other postemployment plans represented an aggregate liability of $174 million, representing the aggregate projected benefit obligation, net of the aggregate fair value of plan assets.  The carrying amount of this liability is influenced by, among others, significant current and future assumptions, funding contributions, returns on plan assets, participant demographics, and plan amendments.  We excluded this amount from our contractual obligations presented above due to the uncertainties resulting from these factors and because the amount is not representative of future liquidity requirements.  See Notes to Consolidated Financial Statements—Note 9—Postemployment Benefit Plans.

As of December 31, 2022, we had unrecognized tax benefits of $471 million, including interest and penalties, against which we recorded net operating loss deferred tax assets of $383 million, resulting in net unrecognized tax benefits of $88 million, including interest and penalties, that upon reversal would favorably impact our effective tax rate.  Although a portion of these could settle or reverse in the coming year, we have excluded this amount from our contractual obligations presented above due to the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities and the period in which any cash settlement may be made with the respective taxing authorities.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Other commercial commitments—We have other commercial commitments, such as standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  The cash obligations of these commitments, which are primarily geographically concentrated in Brazil, are not normally called because we typically comply with the underlying performance requirements.  Standby letters of credit are issued under various committed and uncommitted credit lines, some of which require cash collateral.  At December 31, 2022, the aggregate cash collateral held by banks for letters of credit and surety bonds was $7 million.

At December 31, 2022, these obligations stated in U.S. dollar equivalents and their time to expiration were as follows:

		Years ending December 31,
	Total	2023	2024 - 2025	2026 - 2027	Thereafter

	(in millions)
Standby letters of credit	$8	$8	$—	$—	$—
Surety bonds	161	29	121	11	—
Total	$169	$37	$121	$11	$—

We have established a wholly owned captive insurance company to insure various risks of our operating subsidiaries.  Access to the cash and cash equivalents of the captive insurance company may be limited due to local regulatory restrictions.  At December 31, 2022, the captive insurance company held cash and cash equivalents of $44 million, and such balance is expected to range from $25 million to $75 million through December 31, 2023.  The balance of the cash and cash equivalents held by the captive insurance company varies, depending on (i) premiums received and (ii) the timing and magnitude of claims and dividends paid by the captive insurance company.

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

In the year ended December 31, 2022, we made a cash contribution of $15 million to Liquila, which represented our proportionate contribution that was used to make the initial payment to the shipyard to acquire the newbuild ultra-deepwater drillship Deepwater Aquila for a purchase price of approximately $200 million.  The seventh generation, high-specification drillship is designed to be equipped with our patented dual activity, a 1,400 short-ton hookload, large deck space, high load capacities, large deck space and will be dual-stack ready.  We maintain the exclusive right to market and manage the operations of the rig, which is expected to be delivered from the shipyard in the third quarter of 2023.

In the years ended December 31, 2022 and 2021, we made capital expenditures of $717 million and $208 million, respectively, including $669 million and $174 million, respectively, for our newbuild construction projects.  The historical and projected capital expenditures and non-cash capital additions for our ongoing newbuild construction projects were as follows:

		Expected
	Total costs	costs for the
	through	year ending
	December 31,	December 31,
	2022	2023	Total

	(in millions)
Deepwater Atlas (a)	$954	$66	$1,020
Deepwater Titan (b)	1,052	128	1,180
Total	$2,006	$194	$2,200
(a)	In October 2022, we completed construction of the ultra-deepwater drillship Deepwater Atlas. In June 2022, we borrowed $349 million under the Shipyard Loan and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas. We recorded the Shipyard Loan, net of imputed interest, and corresponding non-cash capital additions of $300 million. In October 2022, the rig commenced operations in the first of two phases using a 15,000 pounds per square inch blowout preventer. Before the start of the second phase, the rig will undergo installation of a 20,000 pounds per square inch blowout preventer and related equipment, which is expected to be commissioned in the third quarter of 2023.
(b)	Deepwater Titan is an ultra-deepwater drillship under construction. In December 2022, we took delivery from Jurong Shipyard Pte Ltd. in Singapore and borrowed $90 million under the Shipyard Loan and made a cash payment of $325 million to satisfy the final milestone payment due upon delivery of Deepwater Titan. We recorded the Shipyard Loan, net of imputed interest, and corresponding non-cash capital additions of $82 million. The rig is expected to commence operations under its drilling contract in the second quarter of 2023. The projected capital additions include estimates for the mobilization and customer acceptance in the U.S. Gulf of Mexico and an upgrade for two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.

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

Dispositions—From time to time, we may also review the possible disposition of certain drilling assets.  Considering market conditions, we have previously committed to plans to sell certain lower-specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.

Related Party Transactions

We engage in certain related party transactions with our unconsolidated affiliates, the most significant of which are under agreements with Orion.  We have a management services agreement with Orion for the operation, stacking and maintenance of the harsh environment floater Transocean Norge and a marketing services agreement for the marketing of the rig.  We also periodically lease the rig under short-term bareboat charter agreements.  In June 2021, Orion refinanced its shipyard loans under a financing arrangement for $100 million, in which we made a cash investment of $33 million.  Borrowings under the financing arrangement are secured by Transocean Norge.  Additionally, we have a management services agreement with Liquila for various services, including the marketing of the newbuild ultra-deepwater drilliship Deepwater Aquila.  See Notes to Consolidated Financial Statements—Note 3—Unconsolidated Affiliates.

In August 2020, Perestroika AS, an entity affiliated with one of our directors that beneficially owns approximately 11 percent of our shares, exchanged $356 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds for $213 million aggregate principal amount of 2.50% Senior Guaranteed Exchangeable Bonds.  Perestroika AS has certain registration rights related to its shares and shares that may be issued in connection with any exchange of its 2.50% Senior Guaranteed Exchangeable Bonds.  In November 2022, Perestroika AS made a cash investment of $10 million for a 13 percent noncontrolling ownership interest in Liquila.  See Notes to Consolidated Financial Statements—Note 3—Unconsolidated Affiliates and Notes to Consolidated Financial Statements—Note 8—Debt.

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

We consider the following to be our critical accounting policies and estimates since they are very important to the portrayal of our financial condition and results and require our most subjective and complex judgments.  We have discussed the development, selection and disclosure of such policies and estimates with the audit committee of our board of directors.  For a discussion of our significant accounting policies and accounting standards updates, refer to our Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies.

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

Unrecognized tax benefits—We establish liabilities for estimated tax exposures, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest and penalties.  Such tax exposures include potential challenges to permanent establishment positions, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within these tax jurisdictions or by judicial means.  At December 31, 2022 and 2021, we had unrecognized tax benefits of $471 million and $435 million, respectively, including interest and penalties, against which we recorded net operating loss deferred tax assets of $383 million and $320 million, respectively, resulting in net unrecognized tax benefits of $88 million and $115 million, respectively, including interest and penalties, that upon reversal would favorably impact our effective tax rate.

Valuation allowance—We apply significant judgment to determine whether our deferred tax assets will be fully or partially realized.  Our evaluation requires us to consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  We continually evaluate tax planning strategies that could allow for the future utilization of our deferred tax assets.  When it is estimated to be more likely than not that all or some portion of certain deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized, we establish a valuation allowance for the amount of the deferred tax assets that is considered to be unrealizable.  During the years ended December 31, 2022 and 2021, in connection with our evaluation of the projected realizability of our deferred tax assets, we determined that our consolidated cumulative loss incurred over the recent three-year period has limited our ability to consider other subjective evidence, such as projected contract activity rather than contract backlog.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Property and equipment—We apply significant judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for cost capitalization, useful lives and salvage values.  At December 31, 2022 and 2021, the carrying amount of our property and equipment was $17.47 billion and $17.10 billion, respectively, representing 85 percent and 83 percent, respectively, of our total assets.

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

Useful lives and salvage values—We depreciate our assets using the straight-line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  We may also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.  At December 31, 2022, a hypothetical one-year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $38 million and a hypothetical one-year decrease would cause an increase in our annual depreciation expense of approximately $13 million.

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

We assess recoverability of assets held and used by projecting undiscounted cash flows for the asset group being evaluated.  When the carrying amount of the asset group is determined to be unrecoverable, we recognize an impairment loss, measured as the amount by which the carrying amount of the asset group exceeds its estimated fair value.  To estimate the fair value of each asset group, we apply a variety of valuation methods, incorporating income, market and cost approaches.  We may weigh the approaches, under certain circumstances, when relevant data is limited, when results are inconclusive or when results deviate significantly.  Our estimate of fair value generally requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the long-term future performance of our asset groups, such as projected revenues and costs, dayrates, rig utilization and revenue efficiency.  These projections involve uncertainties that rely on assumptions about demand for our services, future market conditions and technological developments.  Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used to estimate fair value and significant unanticipated changes to the assumptions could materially alter an outcome that could otherwise result in an impairment loss.  Given the nature of these evaluations and their application to specific asset groups and specific time periods, it is not possible to reasonably quantify the impact of changes in these assumptions.  In the year ended December 31, 2020, we recognized a loss of $31 million, which had no tax effect, associated with the impairment of the midwater floater asset group.  See Notes to Consolidated Financial Statements—Note 6—Long-Lived Assets.

Equity-method investments and impairment—We review our equity-method investments for potential impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable in the near term.  Such circumstances include the following: (a) evidence we are unable to recover the carrying amount of our investment, (b) evidence that the investee is unable to sustain earnings that would justify the carrying amount or (c) the current fair value of the investment is less than the carrying amount.  If an evaluation of such circumstances results in the determination that an impairment that is other than temporary exists, we recognize an impairment loss, measured as the amount by which the carrying amount of the investment exceeds its estimated fair value.  To estimate the fair value of the investment, we apply valuation methods that rely primarily on the income and market approaches.  Our estimate of fair value generally requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the estimated discount rate and the investee’s long-term future operational performance factors, such as projected revenues and costs and market factors, including demand for the investee’s industry, services and product lines.  Such projections involve significant uncertainties and require significant judgment.  In the years ended December 31, 2021 and 2020, we recognized a loss of $37 million and $59 million, respectively, associated with an other-than-temporary impairment of the carrying amount of our equity-method investments.  See Notes to Consolidated Financial Statements—Note 3—Unconsolidated Affiliates.

Other Matters

Regulatory matters

We occasionally receive inquiries from governmental regulatory agencies regarding our operations around the world, including inquiries with respect to various tax, environmental, regulatory and compliance matters.  To the extent appropriate under the circumstances, we investigate such matters, respond to such inquiries and cooperate with the regulatory agencies.  See Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies.

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes that are subject to changes resulting from new legislation, interpretation or guidance.  From time to time, as a result of these changes, we may revise previously evaluated tax positions, which could cause us to adjust our recorded tax assets and liabilities.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously.  Although we can provide no assurance as to the outcome of the aforementioned changes, examinations or assessments, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations; however, it could have a material adverse effect on our consolidated statement of cash flows.  See Notes to Consolidated Financial Statements—Note 10—Income Taxes.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The scheduled installment amounts include the contractual principal and interest payments resulting from previously restructured debt.  The following table presents information as of December 31, 2022 for each of the five years in the period ending December 31, 2027 and thereafter (in millions, except interest rate percentages):

	Twelve months ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$728	$952	$1,132	$866	$1,889	$1,744	$7,311	$6,412
Average interest rate	5.08%	5.87%	5.44%	6.37%	4.01%	6.87%

At December 31, 2022 and 2021, the fair value of our outstanding debt was $6.41 billion and $5.66 billion, respectively.  During the year ended December 31, 2022, the fair value of our debt increased by $751 million due to the following: (a) an increase of $469 million due to changes in the market prices of our outstanding debt, (b) an increase of $407 million due to borrowings under shipyard loans established to finance a portion of the final installments due upon delivery of Deepwater Atlas and Deepwater Titan and (c) a net increase of $388 million due to the issuance of the 4.625% Senior Guaranteed Exchangeable Bonds in private exchanges for a portion of the 0.50% Exchangeable Senior Bonds and the 7.25% Senior Notes and the sale of new securities, partially offset by (d) a decrease of $468 million due to scheduled repayments and (e) a decrease of $44 million due to early retirement.  See Notes to Consolidated Financial Statements—Note 8—Debt.

The majority of our cash equivalents is subject to variable interest rates or short-term interest rates and such cash equivalents earn commensurately higher rates of return when interest rates increase.

Currency exchange rate risk—We are exposed to currency exchange rate risk primarily related to contract drilling revenues, employee compensation costs and purchasing costs that are denominated in currencies other than our functional currency, the U.S. dollar.  We use a variety of techniques to minimize the exposure to currency exchange rate risk, including the structuring of customer contract payment terms and occasional use of forward exchange contracts.  Our primary tool to manage currency exchange rate risk involves structuring customer contracts to provide for payment in both U.S. dollars and local currency.  The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term.  Due to various factors, including customer acceptance, local banking laws, national content requirements, other statutory requirements, local currency convertibility, local inflation and revenue efficiency, actual local currency needs may vary from those realized in the customer contracts, resulting in partial exposure to currency exchange rate risk.  The currency exchange effect resulting from our international operations generally has not had a material impact on our operating results.  See Notes to Consolidated Financial Statements—Note 18—Risk Concentration.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, as described in Internal Control-Integrated Framework, as published in 2013.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Transocean Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Transocean Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023, expressed an unqualified opinion thereon.

Opinion on the Financial Statements

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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

Auditing management’s provision for income taxes and related deferred taxes was complex because of the Company’s multi-national operating structure.  In addition, a higher degree of auditor judgment was required to evaluate the Company’s deferred tax provision as a result of the Company’s interpretation of tax law in certain jurisdictions across its multiple subsidiaries.

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

Houston, Texas
February 22, 2023

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years ended December 31,
	2022	2021	2020

Contract drilling revenues	$2,575	$2,556	$3,152

Costs and expenses
Operating and maintenance	1,679	1,697	2,000
Depreciation and amortization	735	742	781
General and administrative	182	167	183
	2,596	2,606	2,964
Loss on impairment	—	—	(597)
Loss on disposal of assets, net	(10)	(62)	(84)
Operating loss	(31)	(112)	(493)

Other income (expense), net
Interest income	27	15	21
Interest expense, net of amounts capitalized	(561)	(447)	(575)
Gain on restructuring and retirement of debt	8	51	533
Other, net	(5)	23	(27)
	(531)	(358)	(48)
Loss before income tax expense	(562)	(470)	(541)
Income tax expense	59	121	27

Net loss	(621)	(591)	(568)
Net income (loss) attributable to noncontrolling interest	—	1	(1)
Net loss attributable to controlling interest	$(621)	$(592)	$(567)

Loss per share, basic and diluted	$(0.89)	$(0.93)	$(0.92)
Weighted-average shares, basic and diluted	699	637	615

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Years ended December 31,
	2022	2021	2020

Net loss	$(621)	$(591)	$(568)
Net income (loss) attributable to noncontrolling interest	—	1	(1)
Net loss attributable to controlling interest	(621)	(592)	(567)

Components of net periodic benefit (income) costs before reclassifications	(109)	175	38
Components of net periodic benefit costs reclassified to net loss	3	10	25

Other comprehensive income (loss) before income taxes	(106)	185	63
Income taxes related to other comprehensive income (loss)	5	(6)	(2)
Other comprehensive income (loss)	(101)	179	61
Other comprehensive income attributable to noncontrolling interest	—	—	—
Other comprehensive income (loss) attributable to controlling interest	(101)	179	61

Total comprehensive loss	(722)	(412)	(507)
Total comprehensive income (loss) attributable to noncontrolling interest	—	1	(1)
Total comprehensive loss attributable to controlling interest	$(722)	$(413)	$(506)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2022	2021

Assets
Cash and cash equivalents	$683	$976
Accounts receivable, net	485	492
Materials and supplies, net	388	392
Restricted cash and cash equivalents	308	436
Other current assets	144	148
Total current assets	2,008	2,444

Property and equipment	24,217	23,152
Less accumulated depreciation	(6,748)	(6,054)
Property and equipment, net	17,469	17,098
Contract intangible assets	56	173
Deferred tax assets, net	13	7
Other assets	890	959
Total assets	$20,436	$20,681

Liabilities and equity
Accounts payable	$281	$228
Accrued income taxes	19	17
Debt due within one year	719	513
Other current liabilities	539	545
Total current liabilities	1,558	1,303

Long-term debt	6,628	6,657
Deferred tax liabilities, net	493	447
Other long-term liabilities	965	1,068
Total long-term liabilities	8,086	8,172

Commitments and contingencies

Shares, CHF 0.10 par value, 905,093,509 authorized, 142,362,675 conditionally authorized, 797,244,753 issued and 721,888,427 outstanding at December 31, 2022, and 891,379,306 authorized, 142,363,356 conditionally
authorized, 728,176,456 issued and 655,505,335 outstanding at December 31, 2021	71	64
Additional paid-in capital	13,984	13,683
Accumulated deficit	(3,079)	(2,458)
Accumulated other comprehensive loss	(185)	(84)
Total controlling interest shareholders’ equity	10,791	11,205
Noncontrolling interest	1	1
Total equity	10,792	11,206
Total liabilities and equity	$20,436	$20,681

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Years ended December 31,			Years ended December 31,
	2022	2021	2020	2022	2021	2020
Shares
Balance, beginning of period	655	615	612	$64	$60	$59
Issuance of shares	67	40	3	7	4	1
Balance, end of period	722	655	615	$71	$64	$60

Additional paid-in capital
Balance, beginning of period				$13,683	$13,501	$13,424
Share-based compensation				29	28	31
Issuance of shares				256	154	(1)
Issuance of warrants				16	—	—
Equity component of convertible debt instruments				—	—	46
Other, net				—	—	1
Balance, end of period				$13,984	$13,683	$13,501

Accumulated deficit
Balance, beginning of period				$(2,458)	$(1,866)	$(1,297)
Net loss attributable to controlling interest				(621)	(592)	(567)
Effect of adopting accounting standards update				—	—	(2)
Balance, end of period				$(3,079)	$(2,458)	$(1,866)

Accumulated other comprehensive loss
Balance, beginning of period				$(84)	$(263)	$(324)
Other comprehensive income (loss) attributable to controlling interest				(101)	179	61
Balance, end of period				$(185)	$(84)	$(263)

Total controlling interest shareholders’ equity
Balance, beginning of period				$11,205	$11,432	$11,862
Total comprehensive loss attributable to controlling interest				(722)	(413)	(506)
Share-based compensation				29	28	31
Issuance of shares				263	158	—
Issuance of warrants				16	—	—
Equity component of convertible debt instruments				—	—	46
Other, net				—	—	(1)
Balance, end of period				$10,791	$11,205	$11,432

Noncontrolling interest
Balance, beginning of period				$1	$3	$5
Total comprehensive income (loss) attributable to noncontrolling interest				—	1	(1)
Acquisition of noncontrolling interest				—	(3)	—
Other, net				—	—	(1)
Balance, end of period				$1	$1	$3

Total equity
Balance, beginning of period				$11,206	$11,435	$11,867
Total comprehensive loss				(722)	(412)	(507)
Share-based compensation				29	28	31
Issuance of shares				263	158	—
Issuance of warrants				16	—	—
Acquisition of noncontrolling interest				—	(3)	—
Equity component of convertible debt instruments				—	—	46
Other, net				—	—	(2)
Balance, end of period				$10,792	$11,206	$11,435

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2022	2021	2020

Cash flows from operating activities
Net loss	$(621)	$(591)	$(568)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	117	220	215
Depreciation and amortization	735	742	781
Share-based compensation expense	29	28	31
Loss on impairment	—	—	597
Loss on impairment of investment in unconsolidated affiliates	—	37	62
Loss on disposal of assets, net	10	62	84
Fair value adjustment to bifurcated compound exchange feature	157	—	—
Gain on restructuring and retirement of debt	(8)	(51)	(533)
Deferred income tax expense	46	128	60
Other, net	77	77	83
Changes in deferred revenues, net	(20)	(108)	(73)
Changes in deferred costs, net	1	(6)	12
Changes in other operating assets and liabilities, net	(75)	37	(353)
Net cash provided by operating activities	448	575	398

Cash flows from investing activities
Capital expenditures	(717)	(208)	(265)
Investments in equity of unconsolidated affiliates	(42)	(1)	(19)
Investments in loans to unconsolidated affiliates	(5)	(33)	(2)
Proceeds from disposal of assets, net	7	9	24
Proceeds from maturities of unrestricted and restricted investments	—	—	5
Net cash used in investing activities	(757)	(233)	(257)

Cash flows from financing activities
Repayments of debt	(554)	(606)	(1,637)
Proceeds from issuance of shares, net of issue costs	263	158	—
Proceeds from issuance of debt, net of issue costs	175	—	743
Proceeds from issuance of warrants, net of issue costs	12	—	—
Other, net	(8)	(42)	(36)
Net cash used in financing activities	(112)	(490)	(930)

Net decrease in unrestricted and restricted cash and cash equivalents	(421)	(148)	(789)
Unrestricted and restricted cash and cash equivalents, beginning of period	1,412	1,560	2,349
Unrestricted and restricted cash and cash equivalents, end of period	$991	$1,412	$1,560

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of December 31, 2022, we owned or had partial ownership interests in and operated a fleet of 38 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and 10 harsh environment floaters.  As of December 31, 2022, we were constructing one ultra-deepwater drillship and held a noncontrolling ownership interest in a company that is constructing one ultra-deepwater drillship.

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

Consolidation—We consolidate entities in which we have a majority voting interest and entities that meet the criteria for variable interest entities for which we are deemed to be the primary beneficiary for accounting purposes.  We eliminate intercompany transactions and accounts in consolidation.  We apply the equity method of accounting for an equity investment in an unconsolidated entity if we have the ability to exercise significant influence over the entity that (a) does not meet the variable interest entity criteria or (b) meets the variable interest entity criteria, but for which we are not deemed to be the primary beneficiary.  We measure other equity investments at fair value if the investment has a fair value that is readily determinable; otherwise, we measure the investment at cost, less any impairment.  We separately present within equity on our consolidated balance sheets the ownership interests attributable to parties with noncontrolling interests in our consolidated subsidiaries, and we separately present net income attributable to such parties on our consolidated statements of operations.  See Note 3—Unconsolidated Affiliates and Note 13—Equity.

Revenues and related pre-operating costs—We recognize revenues earned under our drilling contracts based on variable dayrates, which range from a full operating dayrate to lower rates or zero rates for periods when drilling operations are interrupted or restricted, based on the specific activities we perform during the contract on an hourly, or more frequent, basis.  Such dayrate consideration is attributed to the distinct time period to which it relates within the contract term, and therefore, is recognized as we perform the services.  When the operating dayrate declines over the contract term, we recognize revenues on a straight-line basis over the estimated contract period.  We recognize reimbursement revenues and the corresponding costs as we provide the customer-requested goods and services, when such reimbursable costs are incurred while performing drilling operations.  Prior to performing drilling operations, we may receive pre-operating revenues, on either a fixed lump-sum or variable dayrate basis, for mobilization, contract preparation, customer-requested goods and services or capital upgrades, for which we record a contract liability and recognize as revenues on a straight-line basis over the estimated contract period.  We recognize losses for loss contracts as such losses are incurred.  We recognize revenues for demobilization over the contract period unless otherwise constrained.  We recognize revenues from contract terminations as we fulfill our obligations and all contingencies have been resolved.  We apply the optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

typically based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.

To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and mobilize a rig to the drilling location.  We defer such pre-operating contract preparation and mobilization costs for recognition in operating and maintenance costs over the estimated contract period on a straight-line basis, consistent with the general pace of activity.  See Note 4—Revenues.

Contract intangible assets—We recognize contract intangible assets related to acquired executory contracts, such as drilling contracts.  The drilling contract intangible assets represent the amount by which the fixed dayrates of the acquired contracts were above the market dayrates that were available or expected to be available during the term of the contract for similar contracts, measured as of the acquisition date.  We amortize the carrying amount of the drilling contract intangible assets using the straight-line method as a reduction of contract drilling revenues over the expected remaining contract period.  See Note 5—Contract Intangible Assets.

Share-based compensation—To measure the fair values of granted or modified service-based restricted share units, we use the market price of our shares on the grant date or modification date.  To measure the fair values of granted or modified stock options, we use the Black-Scholes-Merton option-pricing model and apply assumptions for the expected life, risk-free interest rate, expected volatility and dividend yield.  To measure the fair values of granted or modified performance-based restricted share units subject to market factors, we use a Monte Carlo simulation model and, in addition to the assumptions applied for the Black-Scholes-Merton option-pricing model, we use a risk neutral approach and an average price at the performance start date.  To measure the fair values of granted or modified performance-based restricted share units that are subject to performance targets, we use the market price of our shares on the grant date or modification date adjusted for the projected performance rate expected to be achieved at the end of the measurement period.  We recognize share-based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non-employee directors.  We recognize such compensation expense on a straight-line basis over the service period through the date the employee or non-employee director is no longer required to provide service to earn the award.  See Note 14—Share-Based Compensation.

Capitalized interest—We capitalize interest costs for qualifying construction and upgrade projects and only capitalize interest costs during periods in which progress for the construction projects continues to be underway.  In the years ended December 31, 2022, 2021 and 2020, we capitalized interest costs of $73 million, $50 million and $47 million, respectively, for our construction work in progress.

Functional currency—We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  In the years ended December 31, 2022, 2021 and 2020, we recognized a net loss of $8 million, $1 million and $8 million, respectively, related to currency exchange rates.

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

Restricted cash and cash equivalents—We maintain restricted cash and cash equivalents that are either pledged for debt service under certain bond indentures, as required under certain bank credit arrangements, or held in accounts that are subject to restrictions due to legislation, regulation or court order.  We classify such restricted cash and cash equivalents in current assets if the restriction is expected to expire or otherwise be resolved within one year or if such funds are considered to offset liabilities that are properly classified as current liabilities. See Note 8—Debt and Note 12—Commitments and Contingencies.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Materials and supplies—We record materials and supplies at their average cost less an allowance for excess items.  We estimate the allowance for excess items based on historical experience and expectations for future use of the materials and supplies.  During the year ended December 31, 2021, we identified certain materials and supplies that were in excess of our expected future usage based on our current market outlook, and as a result of these items, we increased our allowance by $28 million ($0.04 per diluted share, net of tax).  At December 31, 2022 and 2021, our allowance for excess items was $199 million and $183 million, respectively.

Assets held for sale—We classify an asset as held for sale when the facts and circumstances meet the criteria for such classification, including the following: (a) we have committed to a plan to sell the asset, (b) the asset is available for immediate sale, (c) we have initiated actions to complete the sale, including locating a buyer, (d) the sale is expected to be completed within one year, (e) the asset is being actively marketed at a price that is reasonable relative to its fair value, and (f) the plan to sell is unlikely to be subject to significant changes or termination.  At December 31, 2022 and 2021, we had no assets classified as held for sale.

Property and equipment—We apply judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for cost capitalization, useful lives and salvage values.  We base our estimates and assumptions on historical experience and expectations regarding future industry conditions and operations.  At December 31, 2022, the aggregate carrying amount of our property and equipment represented approximately 85 percent of our total assets.

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

The estimated original useful life of our drilling units is 35 years, our buildings and improvements range from three to 30 years and our machinery and equipment range from four to 20 years.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.

Long-lived asset impairment—We review the carrying amounts of long-lived assets, including property and equipment and right-of-use assets, for potential impairment when events occur or circumstances change that indicate that the carrying amount of such assets may not be recoverable.  For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization of the asset group under review.  We consider our asset groups to be ultra-deepwater floaters and harsh environment floaters.  When an impairment of one or more of our asset groups is indicated, we measure the impairment as the amount by which the asset group’s carrying amount exceeds its estimated fair value.  We measure the fair values of our asset groups by applying a variety of valuation methods, incorporating a combination of income, market and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.  See Note 6—Long-Lived Assets.

Equity investments and impairment—We review our equity-method investments, and other equity investments for which a readily determinable fair value is not available, for potential impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable in the near term.  If we determine that an impairment that is other than temporary exists, we recognize an impairment loss, measured as the amount by which the carrying amount of the investment exceeds its estimated fair value.  To estimate the fair value of the investment, we apply valuation methods that rely primarily on the income and market approaches.  In the years ended December 31, 2021 and 2020, we recognized a loss of $37 million and $62 million, respectively, associated with the other-than-temporary impairment of the carrying amount of our equity investments.  We amortize the basis difference caused by such impairments using the straight-line method over the estimated life of the asset.  See Note 3—Unconsolidated Affiliates.

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

We measure the actuarially determined obligations and related costs for our defined benefit pension and other postemployment benefit plans, retiree life insurance and medical benefits, by applying assumptions, the most significant of which include long-term rate of return on plan assets, discount rates and mortality rates.  For the long-term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, and we weight the assumptions

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

based on each plan’s asset allocation.  For the discount rate, we base our assumptions on a yield curve approach using Aa-rated corporate bonds and the expected timing of future benefit payments.  At December 31, 2022 and 2021, the funded status of our pension and other postemployment benefit plans represented an aggregate liability of $174 million and $132 million, respectively, and an aggregate asset of $44 million and $102 million, respectively.  See Note 9—Postemployment Benefit Plans.

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

Note 3—Unconsolidated Affiliates

Equity investments

Overview—We hold noncontrolling equity investments in various unconsolidated companies, including (a) our 33 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that owns the harsh environment floater Transocean Norge, (b) our 20 percent ownership interest in Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”), a Bermuda company formed to construct, own and operate the newbuild ultra-deepwater drillship Deepwater Aquila, (c) our 20 percent ownership interest in Nauticus Robotics, Inc., a publicly traded company that develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them, (d) our interests in Ocean Minerals LLC, the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that intends to explore and extract polymetallic nodules, and (e) our interests in certain other companies that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for drilling and other activities.  In the years ended December 31, 2022, 2021 and 2020, we recognized a net loss of $24 million, $10 million and $10 million, respectively, recorded in other income and expense, associated with equity in losses of our equity investments.  At December 31, 2022 and 2021, the aggregate carrying amount of our equity investments was $113 million and $91 million, respectively, recorded in other assets.

In November 2022, we and Perestroika AS (“Perestroika”), an entity affiliated with one of our directors that beneficially owns approximately 11 percent of our shares, each made a cash contribution of $15 million and $10 million, respectively, to Liquila.  The investments represented proportionate contributions, together with a contribution from the holder of the remaining 67 percent ownership interest, that were used to make the initial payment to the shipyard to acquire a newbuild drillship for a purchase price of approximately $200 million.  We concluded that Liquila is a variable interest entity because its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support, and we further concluded that we are not the primary beneficiary since the power to direct the activities that most significantly impact its economic performance are jointly controlled.  The holder of the remaining 67 percent ownership interest in Liquila may, at any time through November 10, 2023, elect to require us to repurchase up to 80 percent of such holder’s initial investment at the value that the holder initially paid therefor.  We may, at our election, settle any such repurchase by delivering cash, Transocean Ltd. shares or a combination of cash and shares, where any shares delivered would be valued using the then-current market price of shares.  At December 31, 2022, the carrying amount of our investment in Liquila was $15 million, recorded in other assets.

Impairments—Our equity-method investment in Orion is the most significant of our equity investments.  In the years ended December 31, 2021 and 2020, we recognized a loss of $37 million and $59 million, respectively, which had no tax effect, recorded in other, net, associated with the impairment of our equity investment in Orion upon determination that the carrying amount exceeded the estimated fair value and that the impairment was other than temporary.  We estimated the fair value of our investment by applying the income method using significant unobservable inputs, representative of Level 3 fair value measurements, including an assumed discount rate of 12 percent and assumptions about the future performance of the investment, such as future demand and supply for harsh environment floaters, rig utilization, revenue efficiency and dayrates.  At December 31, 2022 and 2021, the aggregate carrying amount of our equity investment in Orion was $54 million and $57 million, respectively.

Related party transactions—We engage in certain related party transactions with our unconsolidated affiliates, the most significant of which are under agreements with Orion.  We operate, stack and maintain Transocean Norge under a management services agreement, and we market Transocean Norge under a marketing services agreement.  During operations, we lease Transocean Norge under a short-term bareboat charter agreement, the next of which is expected to begin in May 2023 and expire in January 2024.  In addition to our ownership interest in Liquila, we maintain the exclusive right to market, and once it is placed into service, manage the operations of the rig under a master services agreement.  Additionally, we procure and provide services and equipment from and to other unconsolidated affiliates for technological innovation and subsea minerals exploration.

In the years ended December 31, 2022, 2021 and 2020, we received an aggregate cash payment of $40 million, $16 million and $46 million, respectively, primarily for services performed under the management services agreement with Orion.  In the years ended

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

December 31, 2022, 2021 and 2020, we recognized rent expense of $11 million, $12 million and $22 million, respectively, recorded in operating and maintenance costs, and made an aggregate cash payment of $10 million, $15 million and $22 million, respectively, to charter the rig and rent other equipment from Orion.  In the years ended December 31, 2022, 2021 and 2020, we made an aggregate cash payment of $7 million, $6 million and $15 million, respectively, to other unconsolidated affiliates for research and development and for equipment to reduce emissions and improve reliability.

In June 2021, Orion refinanced its shipyard loans under a financing arrangement for $100 million, , and we made a cash investment of $33 million in the loan facility.  The financing arrangement, which expires in June 2024, requires interest to be paid on outstanding borrowings at the London Interbank Offered Rate plus a margin of 6.50 percent per annum.  Borrowings under the financing arrangement are secured by Transocean Norge.  At December 31, 2022 and 2021, the aggregate principal amount due to us under the various financing arrangements with our unconsolidated affiliates was $41 million and $36 million, respectively, recorded in other assets.

Subsequent event

In February 2023, we agreed to make an investment for a noncontrolling ownership interest in Global Sea Mineral Resources, a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.  In addition to a cash investment of $10 million, we agreed to contribute the ultra-deepwater drillship Ocean Rig Olympia, and we expect to contribute engineering services in the future.  In the three months ending March 31, 2023, we expect to recognize a material loss associated with the contribution of the rig and related assets.

Note 4—Revenues

Overview—We earn revenues primarily by performing the following activities: (i) providing our drilling rig, work crews, related equipment and services necessary to operate the rig (ii) delivering the drilling rig by mobilizing to and demobilizing from the drill location, and (iii) performing certain pre-operating activities, including rig preparation activities or equipment modifications required for the contract.  These services represent a single performance obligation under most all of our drilling contracts with customers that is satisfied over time, the duration of which varies by contract.  At December 31, 2022, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through July 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment	Midwater
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	floaters	Total
U.S.	$1,135	$—	$1,135	$1,096	$2	$1,098	$1,302	$—	$—	$1,302
Norway	—	835	835	—	790	790	—	876	—	876
Other countries (a)	573	32	605	624	44	668	792	170	12	974
Total contract drilling revenues	$1,708	$867	$2,575	$1,720	$836	$2,556	$2,094	$1,046	$12	$3,152
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Major customers—For the year ended December 31, 2022, Shell plc (together with its affiliates, “Shell”), Equinor ASA (together with its affiliates, “Equinor”) and Petróleo Brasileiro S.A. represented approximately 33 percent, 25 percent and 11 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2021, Shell and Equinor represented approximately 31 percent and 30 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2020, Shell, Equinor and Chevron Corporation represented approximately 28 percent, 27 percent and 14 percent, respectively, of our consolidated operating revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	December 31,
	2022	2021
Deferred contract revenues, recorded in other current liabilities	$124	$83
Deferred contract revenues, recorded in other long-term liabilities	204	265
Total contract liabilities	$328	$348

Significant changes in contract liabilities were as follows (in millions):

	Years ended
	December 31,
	2022	2021
Total contract liabilities, beginning of period	$348	$456
Decrease due to recognition of revenues for goods and services	(119)	(149)
Increase due to goods and services transferred over time	99	41
Total contract liabilities, end of period	$328	$348

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Performance obligations satisfied in prior periods—In June 2020, we entered into a settlement and mutual release agreement with a customer, which provided for the final settlement of disputes related to performance obligations satisfied in prior periods.  In connection with the settlement, among other things, our customer agreed to pay us $185 million in four equal installments through January 15, 2023.  In the year ended December 31, 2020, we recognized revenues of $177 million, representing the discounted value of the future payments, and recorded corresponding accounts receivable, net of imputed interest.  In each of the three years ended December 31, 2022, we received an aggregate cash payment of $46 million in scheduled installments under the arrangement.  At December 31, 2022, the aggregate carrying amount of the related receivable was $46 million, net of imputed interest, recorded in accounts receivable.  At December 31, 2021, the aggregate carrying amount of the related receivable was $90 million, net of imputed interest, including $46 million and $44 million, recorded in accounts receivable and other assets, respectively.

Pre-operating costs—In the years ended December 31, 2022, 2021 and 2020, we recognized pre-operating costs of $47 million, $48 million and $60 million, respectively, recorded in operating and maintenance costs.  At December 31, 2022 and 2021, the unrecognized pre-operating costs to obtain contracts was $26 million and $21 million, respectively, recorded in other assets.

Note 5—Contract Intangible Assets

The gross carrying amount and accumulated amortization of our drilling contract intangible assets were as follows (in millions):

	Year ended December 31, 2022			Year ended December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Drilling contract intangible assets
Balance, beginning of period	$907	$(734)	$173	$907	$(514)	$393
Amortization	—	(117)	(117)	—	(220)	(220)
Balance, end of period	$907	$(851)	$56	$907	$(734)	$173

As of December 31, 2022, the estimated future amortization to be recognized over the expected remaining contract periods in the years ending December 31, 2023 and 2024 was $52 million and $4 million, respectively.

Note 6—Long-Lived Assets

Disaggregation—The aggregate carrying amount of our long-lived assets, including our property and equipment and our right-of-use assets, disaggregated by country in which they were located, was as follows (in millions):

	December 31,
	2022	2021
Long-lived assets
U.S.	$6,514	$5,779
Norway	3,255	3,379
Greece	3,022	3,162
Other countries (a)	5,171	5,293
Total long-lived assets	$17,962	$17,613
(a)	The aggregate carrying amount of long-lived assets located in other countries that individually represented less than 10 percent of total long-lived assets.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Years ended December 31,

	2022	2021	2020
Construction work in progress, beginning of period	$1,017	$828	$753

Capital expenditures
Newbuild construction program	669	174	143
Other equipment and construction projects	48	34	122
Total capital expenditures	717	208	265
Non-cash capital additions financed under Shipyard Loans	382	—	—
Changes in accrued capital additions	3	13	(33)

Property and equipment placed into service
Newbuild construction program	(882)	—	—
Other equipment and construction projects	(42)	(32)	(157)
Construction work in progress, end of period	$1,195	$1,017	$828

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

Dispositions—During the year ended December 31, 2021, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the harsh environment floater Leiv Eiriksson and related assets.  During the year ended December 31, 2020, we completed the sale of the ultra-deepwater floater GSF Development Driller II, the harsh environment floaters Polar Pioneer, Songa Dee and Transocean Arctic and the midwater floaters Sedco 711, Sedco 714 and Transocean 712, along with related assets.  In the years ended December 31, 2021 and 2020, we received aggregate net cash proceeds of $4 million and $20 million, respectively, and recognized an aggregate net loss of $57 million ($0.09 per diluted share) and $61 million ($0.10 per diluted share), which had no tax effect, primarily associated with the disposal of these rigs and related assets.  In the years ended December 31, 2022, 2021 and 2020, we received aggregate net cash proceeds of $7 million, $5 million and $4 million, respectively and recognized an aggregate net loss of $10 million, $5 million and $23 million, respectively, associated with the disposal of assets unrelated to rig sales.

Note 7—Leases

Overview—Our operating leases are principally for office space, storage facilities, operating equipment and land.  At December 31, 2022, our operating leases had a weighted-average discount rate of 6.4 percent and a weighted-average remaining lease term of 12.7 years.

Our finance lease for the ultra-deepwater drillship Petrobras 10000 has an implicit interest rate of 7.8 percent and requires scheduled monthly installments through the lease expiration in August 2029, after which we are obligated to acquire the drillship from the lessor for one dollar.  We recognize expense for the amortization of the right-of-use asset in depreciation and amortization.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Lease costs—The components of our lease costs were as follows (in millions):

	Years ended December 31,
Lease costs	2022	2021	2020
Short-term lease costs	$14	$17	$27
Operating lease costs	12	12	13
Finance lease costs, amortization of right-of-use asset	20	20	21
Finance lease costs, interest on lease liability	30	33	36
Total lease costs	$76	$82	$97

Lease payments—Supplemental cash flow information for our leases was as follows (in millions):

	Years ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$13	$17
Operating cash flows from finance lease	8	37	36
Financing cash flows from finance lease	3	33	35

At December 31, 2022, the aggregate future minimum lease payments were as follows (in millions):

	Operating	Finance
	leases	lease
Years ending December 31,
2023	$13	$65
2024	13	70
2025	12	71
2026	12	70
2027	12	71
Thereafter	98	118
Total future minimum rental payment	160	465
Less amount representing imputed interest	(53)	(102)
Present value of future minimum rental payments	107	363
Current portion, recorded in other current liabilities	7	40
Long-term lease liabilities, recorded in other long-term liabilities	$100	$323

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 8—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt, a bifurcated compound exchange feature, and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

		Principal amount		Carrying amount
		December 31,	December 31,	December 31,	December 31,
		2022	2021	2022	2021
5.52% Senior Secured Notes due May 2022	(a)	$—	$18	$—	$18
3.80% Senior Notes due October 2022	(b)	—	27	—	27
0.50% Exchangeable Senior Bonds due January 2023	(b)	49	140	49	140
5.375% Senior Secured Notes due May 2023	(c)	243	306	242	304
5.875% Senior Secured Notes due January 2024	(c)	352	435	350	430
7.75% Senior Secured Notes due October 2024	(c)	240	300	238	296
6.25% Senior Secured Notes due December 2024	(c)	250	313	248	309
6.125% Senior Secured Notes due August 2025	(c)	336	402	332	397
7.25% Senior Notes due November 2025	(d)	354	411	351	406
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	(e)	294	294	271	264
7.50% Senior Notes due January 2026	(d)	569	569	566	565
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	(e)	238	238	265	271
11.50% Senior Guaranteed Notes due January 2027	(e)	687	687	1,008	1,078
6.875% Senior Secured Notes due February 2027	(c)	482	550	477	544
8.00% Senior Notes due February 2027	(d)	612	612	608	607
7.45% Notes due April 2027	(b)	52	52	52	52
8.00% Debentures due April 2027	(b)	22	22	22	22
4.50% Shipyard Loans due September 2027	(f)	439	—	389	—
7.00% Notes due June 2028	(f)	261	261	264	265
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	(d)	300	—	440	—
7.50% Notes due April 2031	(b)	396	396	394	394
6.80% Senior Notes due March 2038	(b)	610	610	605	605
7.35% Senior Notes due December 2041	(b)	177	177	176	176
Total debt		6,963	6,820	7,347	7,170

Less debt due within one year
5.52% Senior Secured Notes due May 2022	(a)	—	18	—	18
3.80% Senior Notes due October 2022	(b)	—	27	—	27
0.50% Exchangeable Senior Bonds due January 2023	(b)	49	—	49	—
5.375% Senior Secured Notes due May 2023	(c)	243	63	242	62
5.875% Senior Secured Notes due January 2024	(c)	83	83	81	80
7.75% Senior Secured Notes due October 2024	(c)	60	60	59	58
6.25% Senior Secured Notes due December 2024	(c)	62	62	61	61
6.125% Senior Secured Notes due August 2025	(c)	66	66	64	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	(e)	—	—	6	6
11.50% Senior Guaranteed Notes due January 2027	(e)	—	—	70	70
6.875% Senior Secured Notes due February 2027	(c)	69	69	67	67
4.50% Shipyard Loans due September 2027	(f)	20	—	20	—
Total debt due within one year		652	448	719	513
Total long-term debt		$6,311	$6,372	$6,628	$6,657
(a)	The subsidiary issuer of the unregistered senior secured notes is a wholly owned indirect subsidiary of Transocean Inc. The senior secured notes were fully and unconditionally guaranteed by the owner of the collateral rig.
(b)	Transocean Inc., a wholly owned direct subsidiary of Transocean Ltd., is the issuer of the notes and debentures (the “Legacy Guaranteed Notes”). The Legacy Guaranteed Notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd.
(c)	Each subsidiary issuer of the respective unregistered senior secured notes is a wholly owned indirect subsidiary of Transocean Inc. The senior secured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean Inc. and, in each case, the owner of the respective collateral rig or rigs.
(d)	Transocean Inc. is the issuer of the unregistered notes (collectively, the “Priority Guaranteed Notes”). The guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc. and rank equal in right of payment of all of our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Legacy Guaranteed Notes, the 4.50% shipyard loans due September 2027 (each, a “Shipyard Loan”, and together, the “Shipyard Loans”) and the 7.00% notes due June 2028 and are structurally subordinate to the Senior Priority Guaranteed Notes, as defined below, to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(e)	Transocean Inc. is the issuer of the unregistered notes (together, the “Senior Priority Guaranteed Notes”). The priority guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc. and rank equal

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

in right of payment of all of our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Priority Guaranteed Notes to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(f)	The subsidiary borrowers under the Shipyard Loans and the subsidiary issuer of the registered notes are wholly owned indirect subsidiaries of Transocean Inc. The loans and notes are fully and unconditionally guaranteed by Transocean Inc.

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

The indentures that govern the 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”), the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”), the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) and the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) require such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.

The indentures that govern the 5.375% Senior Secured Notes due May 2023 (the “5.375% Senior Secured Notes”), the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), the 7.75% senior secured notes due October 2024 (the “7.75% Senior Secured Notes”), the 6.25% senior secured notes due December 2024 (the “6.25% Senior Secured Notes”), the 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”) and the 6.875% senior secured notes due February 2027 contain covenants that limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.

The indentures that govern our senior secured notes contain certain lien requirements.  At December 31, 2022, we had restricted cash and cash equivalents of $276 million deposited in restricted accounts to satisfy debt service and reserve requirements for the senior secured notes.  At December 31, 2022, the rigs encumbered for the senior secured notes and our Shipyard Loans, including Deepwater Atlas, Deepwater Pontus, Deepwater Poseidon, Deepwater Proteus, Deepwater Thalassa, Transocean Enabler, Transocean Encourage and Transocean Endurance, had an aggregate carrying amount of $5.45 billion.  We will be required to redeem the senior secured notes at a price equal to 100 percent of the aggregate principal amount without a make-whole premium, upon the occurrence of certain events related to the respective collateral rigs and related drilling contracts.

Interest rate adjustments—The interest rates for the 7.35% senior notes due December 2041 (the “7.35% Senior Notes”) are subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.  At December 31, 2022, the interest rate in effect for the 7.35% Senior Notes was 9.35 percent.

Scheduled maturities—At December 31, 2022, the scheduled maturities of our debt, including the principal installments and other installments, representing the contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Years ending December 31,
2023	$652	$76	$728
2024	875	77	952
2025	1,054	78	1,132
2026	788	78	866
2027	1,850	39	1,889
Thereafter	1,744	—	1,744
Total installments of debt	$6,963	$348	7,311
Total unamortized debt-related balances, net			(259)
Bifurcated compound exchange feature, at estimated fair value			295
Total carrying amount of debt			$7,347

Credit agreements

Secured Credit Facility—As of December 31, 2022, we have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to mature on June 22, 2025.  In July 2022, we amended the bank credit agreement for our Secured Credit Facility to, among other things, (i) extend the maturity date from June 22, 2023

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

to June 22, 2025, (ii) reduce the borrowing capacity from $1.33 billion to $774 million through June 22, 2023, and thereafter reduce the borrowing capacity to $600 million through June 22, 2025 and (iii) replace our ability to borrow under the Secured Credit Facility at the reserve adjusted London Interbank Offered Rate plus a margin (the “Secured Credit Facility Margin”) with the ability to borrow under the Secured Credit Facility at a forward looking term rate based on the secured overnight financing rate (“Term SOFR”) plus the Secured Credit Facility Margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $200 million and available cash is less than $250 million.  The amended secured credit facility also permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros, Development Driller III, Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen, and at December 31, 2022, the aggregate carrying amount of which was $4.87 billion.

The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At December 31, 2022, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 3.25 percent and the facility fee was 0.75 percent.  At December 31, 2022, we had no borrowings outstanding, $6 million of letters of credit issued, and we had $767 million of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—At December 31, 2022, we have credit agreements that established the Shipyard Loans to finance all or a portion of the final payments owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  Borrowings under the Shipyard Loan for Deepwater Atlas are secured by, among other security, a lien on the rig, and borrowings under the Shipyard Loan for Deepwater Titan are unsecured.  We have the right to prepay outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limit the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.  In June 2022, we borrowed $349 million under the Shipyard Loan for Deepwater Atlas and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of the rig.  In December 2022, we borrowed $90 million under the Shipyard Loan for Deepwater Titan and made a cash payment of $325 million to satisfy the final milestone payment due upon delivery of the rig.  We recorded each Shipyard Loan, net of imputed interest, with an initial carrying amount of $300 million and $82 million, respectively, and corresponding non-cash capital additions, recorded in property and equipment.  The carrying amount of each Shipyard Loan at inception represented its estimated fair value using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt, by applying an estimated discount rate of 9.4 percent and 7.6 percent, respectively.

Exchangeable bonds

Exchange terms—At December 31, 2022, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
0.50% Exchangeable Senior Bonds due January 2023	97.29756	$10.28	4.7
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.47620	5.25	56.0
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	162.16260	6.17	38.6
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.66180	3.44	87.2

The exchange rates, identified above, are subject to adjustment upon the occurrence of certain events.  The 0.50% Exchangeable Senior Bonds may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the business day immediately preceding the maturity date.  The 4.00% Senior Guaranteed Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  The 2.50% Senior Guaranteed Exchangeable

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Bonds may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date.  The 4.625% Senior Guaranteed Exchangeable Bonds may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Effective interest rates and fair values—At December 31, 2022, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
0.50% Exchangeable Senior Bonds due January 2023	0.5%	$48
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	355
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	0.0%	244
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.1%	483

The 4.625% Senior Guaranteed Exchangeable Bonds contain a compound exchange feature that, in addition to the exchange terms outlined above, requires us to pay holders a make whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the estimated fair value of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, with a corresponding adjustment to interest expense.  In the year ended December 31, 2022, we recognized an unrealized loss of $157 million as an adjustment to the fair value of the bifurcated compound exchange feature.

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Related balances—At December 31, 2022 and 2021, the premium associated with the original issuance of the 0.50% Exchangeable Senior Bonds had a carrying amount of $172 million, recorded in equity as a component of additional paid-in capital.

Debt issuance

Senior guaranteed exchangeable bonds—On September 30, 2022, we issued $300 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds in connection with exchange and purchase agreements.  Pursuant to the exchange and purchase agreements, we exchanged (the “2022 Private Exchange”) (a) $73 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds for (i) $73 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds and (ii) 6.7 million warrants to purchase Transocean Ltd. shares, and (b) $43 million aggregate principal amount of the 7.25% senior notes due November 2025 for $39 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds.  In the year ended December 31, 2022, as a result of the 2022 Private Exchange, we recognized a gain of $6 million ($0.01 per diluted share), with no tax effect, associated with the retirement of debt.  Additionally, we sold $188 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds and issued 15.5 million warrants to purchase Transocean Ltd. shares for aggregate net cash proceeds of $188 million.  On or after March 30, 2026, we may redeem for cash all or a portion of the 4.625% Senior Guaranteed Exchangeable Bonds at a price equivalent to the aggregate principal amount to be redeemed if the closing price of our shares has been greater than 115 percent of the exchange price for a period of at least 20 trading days.  The initial carrying amount of the 4.625% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $281 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.  See Note 13—Equity.

On February 26, 2021, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and made an aggregate cash payment of $11 million in private exchanges (the “2021 Private Exchange”) for $323 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  In the year ended December 31, 2021, as a result of the 2021 Private Exchange, we recognized a gain of $51 million ($0.08 per diluted share), with no tax effect, associated with the retirement of debt.  The initial carrying amount of the 4.00% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $260 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.

On August 14, 2020, we issued $238 million aggregate principal amount of 2.50% Senior Guaranteed Exchangeable Bonds in non-cash private exchanges (the “2020 Private Exchange”) for $397 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds.  In the year ended December 31, 2020, as a result of the 2020 Private Exchange, we recognized a gain of $72 million ($0.12 per diluted share), with no tax effect, associated with the restructuring of debt.  We may redeem all or a portion of the 2.50% Senior Guaranteed Exchangeable Bonds (i) before August 14, 2023, if certain conditions related to the price of our shares have been satisfied, at a price equal to 100 percent of the aggregate principal amount and (ii) on or after August 14, 2023, at specified redemption prices.  We recorded the

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

conversion feature of the 2.50% Senior Guaranteed Exchangeable Bonds, measured at its estimated fair value of $46 million, to additional paid-in capital.  We estimated the fair value by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the expected volatility of the market price for our shares.

Related party transactions—In August 2020, Perestroika exchanged $356 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds for $213 million aggregate principal amount of 2.50% Senior Guaranteed Exchangeable Bonds.  Perestroika has certain registration rights related to its shares and shares that may be issued in connection with any exchange of its 2.50% Senior Guaranteed Exchangeable Bonds.  At December 31, 2022 and 2021, Perestroika held $213 million aggregate principal amount of the 2.50% Senior Guaranteed Exchangeable Bonds.

Priority guaranteed senior unsecured notes—On September 11, 2020, we issued $687 million aggregate principal amount of 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) in non-cash exchange offers, pursuant to an exchange offer memorandum, dated August 10, 2020, as supplemented, for an aggregate principal amount of $1.5 billion of several series of our existing debt securities that were validly tendered and accepted for purchase (the “2020 Exchange Offers” and, together with the 2020 Private Exchange, the “2020 Exchange Transactions”).  In the year ended December 31, 2020, as a result of the 2020 Exchange Offers, we recognized a gain of $355 million ($0.58 per diluted share), with no tax effect, associated with the restructuring of debt (see “—Debt repayment, redemption, restructuring, and retirement”).  We may redeem all or a portion of the 11.50% Senior Guaranteed Notes prior to July 30, 2023 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.  We may also use the net cash proceeds of certain equity offerings by Transocean Ltd. to redeem, on one or more occasions prior to July 30, 2023, up to a maximum of 40 percent of the original aggregate principal amount of the 11.50% Senior Guaranteed Notes, subject to certain adjustments, at a redemption price equal to 111.50 percent of the aggregate principal amount.

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

Debt repayment, redemption, restructuring, and retirement

Restructuring and early retirement—During the years ended December 31, 2022, 2021 and 2020, we restructured or retired certain notes as a result of exchange offers, private exchanges, redemption, tender offers and open market repurchases.  We recorded the 2020 Exchange Transactions completed in August 2020 and September 2020 under ASC 470-60, Troubled Debt Restructuring by Debtors.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	Exchange	Redeem	Total	Exchange	Repurchase	Total	Exchange	Redeem	Tender	Repurchase	Total
6.50% Senior Notes due November 2020	$—	$—	$—	$—	$—	$—	$—	$—	$38	$15	$53
6.375% Senior Notes due December 2021	—	—	—	—	—	—	37	—	77	69	183
5.52% Senior Secured Notes due May 2022	—	18	18	—	—	—	—	—	—	—	—
3.80% Senior Notes due October 2022	—	27	27	—	—	—	136	—	10	16	162
0.50% Exchangeable Senior Bonds due January 2023	73	18	91	323	—	323	397	—	—	4	401
5.375% Senior Secured Notes due May 2023	—	—	—	—	11	11	—	—	103	43	146
9.00% Senior Notes due July 2023	—	—	—	—	—	—	—	714	—	—	714
5.875% Senior Secured Notes due January 2024	—	—	—	—	68	68	—	—	—	—	—
7.25% Senior Notes due November 2025	43	14	57	—	—	—	207	—	132	—	339
7.50% Senior Notes due January 2026	—	—	—	—	—	—	181	—	—	—	181
8.00% Senior Notes due February 2027	—	—	—	—	—	—	138	—	—	—	138
7.45% Notes due April 2027	—	—	—	—	—	—	35	—	—	—	35
8.00% Debentures due April 2027	—	—	—	—	—	—	35	—	—	—	35
7.00% Notes due June 2028	—	—	—	—	—	—	39	—	—	—	39
7.50% Notes due April 2031	—	—	—	—	—	—	192	—	—	—	192
6.80% Senior Notes due March 2038	—	—	—	—	—	—	390	—	—	—	390
7.35% Senior Notes due December 2041	—	—	—	—	—	—	123	—	—	—	123
Aggregate principal amount of debt retired	$116	$77	$193	$323	$79	$402	$1,910	$714	$360	$147	$3,131

Aggregate cash payment	$—	$75	$75	$11	$79	$90	$10	$767	$222	$110	$1,109
Aggregate principal amount of debt issued in exchanges	$112	$—	$112	$294	$—	$294	$925	$—	$—	$—	$925
Aggregate fair value of warrants issued in exchanges	$5	$—	$5	$—	$—	$—	$—	$—	$—	$—	$—
Aggregate net gain (loss)	$6	$2	$8	$51	$—	$51	$427	$(65)	$135	$36	$533

Scheduled maturities and installments—On the scheduled maturity date of December 15, 2021, we made a cash payment of $38 million to repay an equivalent aggregate principal amount of the outstanding 6.375% senior notes due December 2021.  On the scheduled maturity date of November 16, 2020, we made a cash payment of $153 million to repay an equivalent aggregate principal amount

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

of the outstanding 6.50% senior notes due November 2020.  In the years ended December 31, 2022, 2021 and 2020, we made an aggregate cash payment of $479 million, $478 million and $375 million, respectively, to repay other indebtedness in scheduled installments.

Subsequent events

Debt issuance—In January 2023, we issued $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”), and we received $515 million aggregate cash proceeds, net of issue costs.  The 8.375% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Titan and the equity of the wholly owned subsidiary that owns or operates the collateral rig.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.375% Senior Secured Notes on or prior to February 1, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”), and we received $1.157 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are fully and unconditionally guaranteed on an unsecured basis by Transocean Ltd. and on a limited senior secured basis by certain of our wholly owned subsidiaries.  The 8.75% Senior Secured Notes are secured by a lien on the ultra-deepwater floaters Deepwater Pontus, Deepwater Proteus and Deepwater Thalassa and the harsh environment floaters Transocean Enabler and Transocean Encourage, together with certain related assets.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.

Debt retirement—On the scheduled maturity date of January 30, 2023, we made a cash payment of $49 million to repay an equivalent aggregate principal amount of the outstanding 0.50% Exchangeable Senior Bonds.

In January 2023, we made a cash payment of $121 million to redeem an equivalent aggregate principal amount of the outstanding 5.375% Senior Secured Notes, and the trustee notified holders of our intent to redeem the remaining outstanding $122 million aggregate principal amount of notes for an equivalent aggregate cash payment, expected to be made on February 24, 2023.

In January 2023, in connection with the issuance of the 8.75% Senior Secured Notes, we made an aggregate payment of $1.156 billion, including a make-whole premium, to redeem the remaining outstanding $311 million, $240 million, $250 million, and $336 million aggregate principal amount of the 5.875% Senior Secured Notes, the 7.75% Senior Secured Notes, the 6.25% Senior Secured Notes and the 6.125% Senior Secured Notes, respectively.

Note 9—Postemployment Benefit Plans

Defined contribution plans

We sponsor defined contribution plans for our employees in most markets in which we operate worldwide, the most significant of which were as follows: (1) a qualified savings plan covering certain eligible employees working in the U.S., (2) various savings plans covering eligible employees working in Norway, (3) a non-qualified savings plan covering certain eligible employees working outside the U.S., the United Kingdom (“U.K.”) and Norway and (4) a qualified savings plan covering certain eligible employees working in the U.K.  In the years ended December 31, 2022, 2021 and 2020, we recognized expense of $61 million, $52 million and $56 million, respectively, related to our defined contribution plans, recorded in the same financial statement line item as cash compensation paid to the respective employees.

Defined benefit pension and other postemployment benefit plans

Overview—As of December 31, 2022, we had defined benefit plans in the U.S., including three funded and three unfunded defined benefit plans (the “U.S. Plans”), and in the U.K., we had one funded defined benefit plan (the “U.K. Plan”).  During the year ended December 31, 2021, as required by local authorities, we terminated our remaining plans in Norway (together with the U.K. Plan, the “Non-U.S. Plans”).  We also maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase-out period ending December 31, 2025.  We maintain the benefit obligations under our plans until they are fully satisfied.

Net periodic benefit costs—We estimated our net periodic benefit costs using the following weighted-average assumptions:

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	U.S.	U.K.	OPEB	U.S.	Non-U.S.	OPEB	U.S.	Non-U.S.	OPEB
	Plans	Plan	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	2.92%	1.90%	1.83%	2.60%	1.50%	1.21%	3.27%	2.10%	2.39%
Expected rate of return	4.81%	2.00%	na	5.51%	3.20%	na	5.90%	3.10%	na

“na” means not applicable.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The components of net periodic benefit costs, recognized in other income and expense, were as follows (in millions):

	Year ended December 31, 2022				Year ended December 31, 2021				Year ended December 31, 2020
	U.S.	U.K.	OPEB		U.S.	Non-U.S.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plan	Plans	Total	Plans	Plans	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$—	$1
Interest cost	50	6	—	56	47	6	—	53	55	8	—	63
Expected return on plan assets	(65)	(7)	—	(72)	(66)	(13)	—	(79)	(67)	(14)	—	(81)
Settlements and curtailments	—	—	—	—	—	(2)	—	(2)	1	12	—	13
Actuarial loss, net	5	—	—	5	11	1	—	12	9	1	1	11
Prior service gain, net	—	—	(2)	(2)	—	—	(2)	(2)	—	—	(2)	(2)
Net periodic benefit costs (income)	$(10)	$(1)	$(2)	$(13)	$(8)	$(8)	$(2)	$(18)	$(2)	$8	$(1)	$5

Funded status—We estimated our benefit obligations using the following weighted-average assumptions:

	December 31, 2022			December 31, 2021
	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Plans	Plan	Plans
Discount rate	5.06%	4.80%	4.92%	2.91%	1.90%	1.83%
Expected long-term rate of return	6.41%	5.00%	na	4.82%	2.00%	na

“na” means not applicable.

The changes in funded status, balance sheet classifications and accumulated benefit obligations were as follows (in millions):

	Year ended December 31, 2022				Year ended December 31, 2021
	U.S.	U.K.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plan	Plans	Total	Plans	Plans	Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,724	$348	$13	$2,085	$1,825	$384	$16	$2,225
Actuarial gains, net	(391)	(119)	(1)	(511)	(72)	(21)	(1)	(94)
Interest cost	50	6	—	56	47	6	—	53
Currency exchange rate changes	—	(37)	—	(37)	—	(2)	—	(2)
Benefits paid	(76)	(10)	(2)	(88)	(76)	(17)	(2)	(95)
Settlements	—	—	—	—	—	(2)	—	(2)
Projected benefit obligation, end of period	1,307	188	10	1,505	1,724	348	13	2,085

Change in plan assets
Fair value of plan assets, beginning of period	1,621	434	—	2,055	1,565	420	—	1,985
Actual return on plan assets	(403)	(147)	—	(550)	131	29	—	160
Currency exchange rate changes	—	(45)	—	(45)	—	(3)	—	(3)
Employer contributions	1	—	2	3	1	7	2	10
Benefits paid	(76)	(10)	(2)	(88)	(76)	(17)	(2)	(95)
Settlements	—	—	—	—	—	(2)	—	(2)
Fair value of plan assets, end of period	1,143	232	—	1,375	1,621	434	—	2,055

Funded status, end of period	$(164)	$44	$(10)	$(130)	$(103)	$86	$(13)	$(30)

Balance sheet classification, end of period:
Pension asset, non-current	$—	$44	$—	$44	$16	$86	$—	$102
Pension liability, current	(1)	—	(3)	(4)	(1)	—	(3)	(4)
Pension liability, non-current	(163)	—	(7)	(170)	(118)	—	(10)	(128)
Accumulated other comprehensive loss (income), before taxes	166	76	(8)	234	95	42	(10)	127

Accumulated benefit obligation, end of period	$1,307	$188	$10	$1,505	$1,724	$348	$13	$2,085

Certain amounts related to plans with a projected benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2022				December 31, 2021
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Projected benefit obligation	$1,307	$—	$10	$1,317	$140	$—	$13	$153
Fair value of plan assets	1,143	—	—	1,143	20	—	—	20

Certain amounts related to plans with an accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2022				December 31, 2021
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Accumulated benefit obligation	$1,307	$—	$10	$1,317	$140	$—	$13	$153
Fair value of plan assets	1,143	—	—	1,143	20	—	—	20

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The amounts in accumulated other comprehensive loss (income) that have not been recognized were as follows (in millions):

	December 31, 2022				December 31, 2021
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Actuarial loss, net	$166	$74	$(1)	$239	$95	$40	$—	$135
Prior service cost, net	—	2	(7)	(5)	—	2	(10)	(8)
Accumulated other comprehensive loss (income), before taxes	$166	$76	$(8)	$234	$95	$42	$(10)	$127

Plan assets—The weighted-average target and actual allocations of assets for the funded defined benefit plans were as follows:

	December 31, 2022				December 31, 2021
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.
	Plans	Plan	Plans	Plan	Plans	Plan	Plans	Plan
Equity securities	38%	20%	38%	24%	38%	19%	38%	19%
Fixed income securities	62%	80%	61%	74%	62%	81%	62%	80%
Other investments	—%	—%	1%	2%	—	—%	—	1%
Total	100%	100%	100%	100%	100%	100%	100%	100%

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

The investments for the funded defined benefit plans were categorized as follows (in millions):

	December 31, 2022
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	U.K.		U.S.	U.K.		U.S.	U.K.
	Plans	Plan	Total	Plans	Plan	Total	Plans	Plan	Total
Mutual funds
U.S. equity funds	$301	$—	$301	$—	$—	$—	$301	$—	$301
Non-U.S. equity funds	132	—	132	4	57	61	136	57	193
Bond funds	698	—	698	2	171	173	700	171	871
Total mutual funds	1,131	—	1,131	6	228	234	1,137	228	1,365

Other investments
Cash and money market funds	6	4	10	—	—	—	6	4	10

Total investments	$1,137	$4	$1,141	$6	$228	$234	$1,143	$232	$1,375

	December 31, 2021
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	U.K.		U.S.	U.K.		U.S.	U.K.
	Plans	Plan	Total	Plans	Plan	Total	Plans	Plan	Total
Mutual funds
U.S. equity funds	$421	$—	$421	$—	$—	$—	$421	$—	$421
Non-U.S. equity funds	184	—	184	7	85	92	191	85	276
Bond funds	999	—	999	4	346	350	1,003	346	1,349
Total mutual funds	1,604	—	1,604	11	431	442	1,615	431	2,046

Other investments
Cash and money market funds	6	3	9	—	—	—	6	3	9

Total investments	$1,610	$3	$1,613	$11	$431	$442	$1,621	$434	$2,055

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

Funding contributions and benefit payments—In the years ended December 31, 2022, 2021 and 2020, we made an aggregate contribution of $3 million, $10 million and $14 million, respectively, to the defined benefit pension plans and the OPEB Plans using our cash

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

flows from operations.  In the year ending December 31, 2023, we expect to make an aggregate contribution of $4 million, including $1 million and $3 million to the defined benefit pension plans and the OPEB Plans, respectively.

The projected benefits payments were as follows (in millions):

	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total
Years ending December 31,
2023	$83	$6	$3	$92
2024	84	6	3	93
2025	84	6	3	93
2026	85	7	—	92
2027	85	8	—	93
2028 - 2032	428	50	1	479

Note 10—Income Taxes

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

Tax provision and rate—In the years ended December 31, 2022, 2021 and 2020, our effective tax rate was (10.4) percent, (25.7) percent and (5.1) percent, respectively, based on loss before income tax expense.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.

The components of our income tax provision (benefit) were as follows (in millions):

	Years ended December 31,
	2022	2021	2020
Current tax expense (benefit)	$13	$(7)	$(33)
Deferred tax expense	46	128	60
Income tax expense	$59	$121	$27

A reconciliation of the income tax benefit computed at the Swiss holding company federal statutory rate of 7.83% and our reported consolidated income tax expense was as follows (in millions):

	Years ended December 31,
	2022	2021	2020
Income tax benefit at Swiss federal statutory rate	$(44)	$(36)	$(42)
Earnings subject to rates different than the Swiss federal statutory rate	52	78	82
Swiss Federal Act on Tax Reform and AHV Financing	96	(1,095)	—
Changes in valuation allowance	79	1,167	(31)
Audit settlement	12	—	—
Withholding taxes	12	10	6
Deemed profits taxes	10	17	19
Changes in unrecognized tax benefits, net	2	(43)	(15)
Changes due to organizational restructuring	(162)	16	—
Losses on impairment	—	5	52
Base erosion and anti-abuse tax	—	—	5
U.S. Coronavirus Aid, Relief, and Economic Security Act	—	—	(28)
Other, net	2	2	(21)
Income tax expense	$59	$121	$27

In January 2020, Switzerland made effective the Federal Act on Tax Reform and AHV Financing (“TRAF”).  In March 2020, we entered into discussions with the Swiss tax authorities regarding the manner by which the TRAF applies to certain Swiss subsidiaries, which allows us to access historic depreciation and costs related to financing assets not previously deducted on Swiss tax returns, which can be apportioned to offset taxable income based on the remaining useful lives of the rigs and financing assets.  In the three months ended December 31, 2021, we reached an agreement with the Swiss Tax authorities regarding the TRAF treatment.  At December 31, 2022 and 2021, we had a deferred tax liability of $226 million and $238 million, respectively, and a deferred tax asset of $1.23 billion and $1.33 billion, respectively, offset with a valuation allowance of $1.10 billion and $1.17 billion, respectively.

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

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets
Swiss historic depreciation and financing asset costs	$1,226	$1,333
Net operating loss carryforwards	1,115	915
Interest expense limitation	77	67
United Kingdom charter limitation	53	53
Accrued expenses	36	23
Tax credits	11	19
Deferred income	7	7
Accrued payroll costs not currently deductible	18	2
Loss contingencies	4	2
Other	43	31
Valuation allowance	(1,910)	(1,820)
Total deferred tax assets	680	632

Deferred tax liabilities
Depreciation	(1,150)	(1,052)
Contract intangible amortization	—	(11)
Other	(10)	(9)
Total deferred tax liabilities	(1,160)	(1,072)

Deferred tax assets (liabilities), net	$(480)	$(440)

As of December 31, 2022, we include taxes related to the earnings of all of our subsidiaries since we no longer consider the earnings of any of our subsidiaries to be indefinitely reinvested.

At December 31, 2022 and 2021, our deferred tax assets included U.S. foreign tax credits of $11 million and $19 million, respectively, which will expire between 2024 and 2026.  Deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2022, our net deferred tax assets related to our net operating loss carryforwards included $682 million, which do not expire, and $433 million, which will expire between 2023 and 2038.

As of December 31, 2022, our consolidated cumulative loss incurred over the recent three-year period represented significant objective negative evidence for the evaluation of the realizability of our deferred tax assets.  Because such evidence has limited our ability to consider other subjective evidence, we evaluate each jurisdiction separately.  We consider objective evidence, such as contract backlog activity, in jurisdictions in which we have profitable contracts, and the ability to carryback losses or utilize losses against potential exposures.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.  At December 31, 2022 and 2021, due to uncertainty of realization, we had a valuation allowance of $1.91 billion and $1.82 billion, respectively, on net operating losses and other deferred tax assets due to the uncertainty of realization.

Unrecognized tax benefits—The changes to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2022	2021	2020
Balance, beginning of period	$402	$378	$335
Additions for current year tax positions	28	28	90
Additions for prior year tax positions	62	46	11
Reductions related to statute of limitation expirations and changes in law	(13)	(19)	(7)
Reductions due to settlements	(5)	(31)	—
Reductions for prior year tax positions	(30)	—	(51)
Balance, end of period	$444	$402	$378

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2022	2021
Unrecognized tax benefits, excluding interest and penalties	$444	$402
Interest and penalties	27	33
Unrecognized tax benefits, including interest and penalties	$471	$435

In the years ended December 31, 2022, 2021 and 2020, we recognized, as a component of our income tax provision, expense of $6 million, expense of $8 million and benefit of $7 million, respectively, related to interest and penalties associated with our unrecognized tax benefits.  As of December 31, 2022, we have unrecognized benefits of $471 million, including interest and penalties, against which we have recorded net operating loss deferred tax assets of $383 million, resulting in net unrecognized tax benefits of $88 million, including interest and penalties, that upon reversal would favorably impact our effective tax rate.  During the year ending December 31, 2023, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits and the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Tax positions and returns—We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying nominal rates, deductions and tax attributes that are subject to changes resulting from new legislation, interpretation or guidance.  From time to time, as a result of these changes, we may revise previously evaluated tax positions, which could cause us to adjust our recorded tax assets and liabilities.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously.  Although we can provide no assurance as to the outcome of the aforementioned changes, examinations or assessments, we do not expect the ultimate liability to have a material adverse effect on our consolidated statement of financial position or results of operations; however, it could have a material adverse effect on our consolidated statement of cash flows.

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of December 31, 2022, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 668 million, equivalent to approximately $126 million, and indirect tax of BRL 72 million, equivalent to $14 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Note 11—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Years ended December 31,
	2022	2021	2020
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(621)	$(592)	$(567)

Denominator for loss per share, basic and diluted
Weighted-average shares for per share calculation	699	637	615

Loss per share, basic and diluted	$(0.89)	$(0.93)	$(0.92)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Years ended December 31,
	2022	2021	2020
Exchangeable bonds	128.1	104.4	84.0
Share-based awards	15.5	12.6	10.8

Note 12—Commitments and Contingencies

Purchase and service agreement obligations

We have purchase obligations with shipyards and other contractors primarily related to our newbuild construction programs.  We also have long-term service agreements with original equipment manufacturers to provide services and parts, primarily related to our pressure

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

control systems and drilling systems.  The future payments required under our service agreements were estimated based on our projected operating activity and may vary subject to actual operating activity.  At December 31, 2022, the aggregate future payments required under our purchase obligations and our service agreement obligations were as follows (in millions):

		Service
	Purchase	agreement
	obligations	obligations
Years ending December 31,
2023	$36	$124
2024	2	138
2025	—	143
2026	—	147
2027	—	119
Thereafter	—	165
Total	$38	$836

Letters of credit and surety bonds

At December 31, 2022 and 2021, we had outstanding letters of credit totaling $8 million and $18 million, respectively, issued under various committed and uncommitted credit lines provided by banks to guarantee various contract bidding, performance activities and customs obligations.  At December 31, 2022 and 2021, we also had outstanding surety bonds totaling $161 million and $146 million, respectively, to secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At December 31, 2022 and 2021, the aggregate cash collateral held by institutions to secure our letters of credit and surety bonds was $7 million and $8 million, respectively.

Legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos containing products or used asbestos-containing drilling mud additives in connection with land-based drilling operations.  At December 31, 2022, seven plaintiffs have claims pending in Louisiana and 12 plaintiffs in the aggregate have claims pending in either Illinois or Missouri, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2022, the subsidiary was a defendant in approximately 238 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

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

Note 13—Equity

Share issuance—We maintain an at-the-market equity offering program (the “ATM Program”).  We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In June 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $400 million, under the ATM Program.  In August 2022, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $435 million, under the ATM Program.  In the years ended December 31, 2022 and 2021, we received aggregate cash proceeds of $263 million and $158 million, respectively, net of issue costs, for the aggregate sale of 61.0 million shares and 36.1 million shares, respectively, under the ATM Program.

Warrants—On September 30, 2022, in connection with the issuance and sale of the 4.625% Senior Guaranteed Exchangeable Bonds in the 2022 Private Exchange, we issued 22.2 million warrants to purchase Transocean Ltd. shares.  The warrants may be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, subject to certain anti-dilutive adjustments, and at our election, such exercise may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  If at any time prior to expiration, the closing price of Transocean Ltd. shares equals or exceeds $10.00 per share, subject to adjustment upon the occurrence of certain events, for a period of five consecutive trading days, we will have the right to effect an exercise of all, but not less than all, of the warrants upon notice to holders.  The initial carrying amount of the warrants, recorded in additional paid-in capital and measured at the estimated fair value on the date of issuance, was $16 million, net of issue costs.  We estimated the fair value of the warrants by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the expected volatility of the market price for our shares.

Shares held by subsidiaries—One of our subsidiaries holds our shares for future use to deliver shares in connection with sales under the ATM Program and in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2022 and 2021, our subsidiary held 75.4 million and 72.7 million shares, respectively.

Note 14—Share-Based Compensation

Overview

We have a long-term incentive plan (the “Long-Term Incentive Plan”) for executives, key employees and non-employee directors under which awards can be granted in the form of restricted share units, restricted shares, stock options, stock appreciation rights and cash performance awards.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain market factors or performance targets or a combination of market factors and performance targets.  The compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long-Term Incentive Plan.  At December 31, 2022, we had 85.7 million shares authorized and 13.6 million shares available to be granted under the Long-Term Incentive Plan.  At December 31, 2022, the total unrecognized compensation cost related to our unvested share-based awards was $38 million, which we expect to recognize over a weighted-average period of 1.7 years.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Service awards

Restricted share units—A restricted share unit is a notional unit that is equal to one share but has no voting rights until the underlying share is issued.  The following table summarizes unvested activity during the year ended December 31, 2022 for service-based units granted under our incentive plan:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2022	10,662,865	$3.13
Granted	6,768,943	3.60
Vested	(5,075,374)	3.47
Forfeited	(308,934)	3.29
Unvested at December 31, 2022	12,047,500	$3.25

In the year ended December 31, 2022, the service-based units that vested had an aggregate grant-date fair value of $18 million.  During the years ended December 31, 2021 and 2020, we granted 6,148,361 and 7,093,421 service-based units, respectively, with a per unit weighted-average grant-date fair value of $3.56 and $1.41, respectively.  During the years ended December 31, 2021 and 2020, we had 4,368,749 and 2,817,155 service-based units, respectively, that vested with an aggregate grant-date fair value of $16 million and $24 million, respectively.

Stock options—The following table summarizes activity during the year ended December 31, 2022 for vested and unvested service-based stock options outstanding under our incentive plan:

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise price	contractual term	intrinsic value
	under option	per share	(years)	(in millions)
Outstanding at January 1, 2022	4,263,274	$11.45	5.70	$—
Forfeited	(25,155)	50.79
Expired	(62,599)	50.79
Outstanding at December 31, 2022	4,175,520	$10.63	4.82	$—

Vested and exercisable at December 31, 2022	4,175,520	$10.63	4.82	$—

In the years ended December 31, 2022, 2021 and 2020, the stock options that vested had an aggregate grant-date fair value of $4 million, $9 million and $12 million, respectively.  At December 31, 2021, there were outstanding unvested stock options to purchase 482,688 shares.

Performance awards

Restricted share units—We grant performance awards in the form of restricted share units that can be earned depending on the achievement of market factors and performance targets.  The number of shares ultimately earned per unit is quantified upon completion of the specified period at the ultimate determination date.  The following table summarizes unvested activity during the year ended December 31, 2022 for performance-based units under our incentive plan:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2022	5,389,390	$2.59
Granted	3,519,857	3.91
Vested	(2,363,878)	1.80
Unvested at December 31, 2022	6,545,369	$3.81

In the years ended December 31, 2022, the performance-based units that vested had an aggregate grant-date fair value of $5 million, $11 million and $11 million, respectively.  During the years ended December 31, 2021 and 2020, we granted 3,025,512 and 2,530,460 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $3.70 and $1.80, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 15—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2022	2021
Other current liabilities
Accrued employee benefits and payroll-related liabilities	$156	$178
Accrued interest	113	121
Accrued taxes, other than income	41	52
Finance lease liability	40	40
Operating lease liabilities	7	8
Deferred revenues	124	83
Contingent liabilities	58	60
Other	—	3
Total other current liabilities	$539	$545

Other long-term liabilities were comprised of the following (in millions):

	December 31,
	2022	2021
Other long-term liabilities
Postemployment benefit plan obligations	$170	$128
Finance lease liability	323	366
Operating lease liabilities	100	109
Income taxes payable	129	157
Deferred revenues	204	265
Other	39	43
Total other long-term liabilities	$965	$1,068

Note 16—Supplemental Cash Flow Information

Additional cash flow information was as follows (in millions):

		Years ended December 31,
		2022	2021	2020
Certain cash operating activities
Cash payments for interest		$355	$429	$593
Cash payments for income taxes		66	57	70

Non-cash investing and financing activities
Capital additions, accrued at end of period	(a)	$31	$28	$15
Capital additions financed under Shipyard Loans	(b)	382	—	—
Issuance of debt in exchange transactions	(c)	112	294	925
Issuance of warrants in exchange transactions	(d)	5	—	—
Settlement of finance lease payments	(e)	41	—	—
Equity component of exchangeable debt	(f)	—	—	46
(a)	Additions to property and equipment for which we had accrued a corresponding liability in accounts payable at the end of the period. See Note 6—Long-Lived Assets.
(b)	In the year ended December 31, 2022, we borrowed an aggregate principal amount of $439 million under the Shipyard Loans to satisfy a portion of the final milestone payments due upon delivery of Deepwater Atlas and Deepwater Titan and recorded the initial carrying amount, net of imputed interest, with a corresponding entry to construction in progress. See Note 6—Long-Lived Assets and Note 8—Debt.
(c)	In the year ended December 31, 2022, in connection with the 2022 Private Exchange, we issued $112 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds. In the year ended December 31, 2021, in connection with the 2021 Private Exchange, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds. In the year ended December 31, 2020, in connection with the 2020 Private Exchange, we issued $687 million and $238 million aggregate principal amount of the 11.50% Senior Guaranteed Notes and the 2.50% Senior Guaranteed Exchangeable Bonds, respectively. See Note 8—Debt.
(d)	In the year ended December 31, 2022, in connection with the 2022 Private Exchange, we issued 6.7 million warrants to purchase Transocean Ltd. shares with an estimated fair value of $5 million. See Note 8—Debt and Note 13—Equity.
(e)	In the year ended December 31, 2022, we agreed to settle installments due to the lessor under our finance lease by issuing corresponding credits to our customer for amounts due to us under the drilling contract. See Note 7—Leases.
(f)	In connection with the issuance of the 2.50% Senior Guaranteed Exchangeable Bonds in the 2020 Private Exchange, we recorded the conversion feature, measured at its estimated fair value, to additional paid-in capital. See Note 8—Debt.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

The reconciling adjustments of our net cash provided by operating activities that were attributable to the net change in other operating assets and liabilities were as follows (in millions):

	Years ended December 31,
	2022	2021	2020
Changes in other operating assets and liabilities
(Increase) decrease in accounts receivable	$(15)	$137	$67
Increase in other assets	(12)	(13)	(113)
Increase (decrease) in accounts payable and other current liabilities	8	(52)	(254)
Increase (decrease) in other long-term liabilities	(2)	(3)	2
Change in income taxes receivable / payable, net	(42)	(17)	(69)
Change in receivables from / payables to affiliates, net	(12)	(15)	14
	$(75)	$37	$(353)

Note 17—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$683	$683	$976	$976
Restricted cash and cash equivalents	308	308	436	436
Long-term loans receivable from unconsolidated affiliates	41	43	36	33
Total debt	7,347	6,412	7,170	5,661

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

Total debt—The carrying amount of our total debt represents the principal amount, contractual interest payments of previously restructured debt and unamortized discounts, premiums and issue costs.  The carrying amount and fair value of our total debt includes amounts related to certain exchangeable debt instruments (see Note 8—Debt).  We estimated the fair value of our total debt using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads for the instruments and, with respect to the exchangeable debt instruments, the expected volatility of the market price for our shares.

Note 18—Risk Concentration

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

Currency exchange rate risk—We are exposed to currency exchange rate risk primarily related to contract drilling revenues, employee compensation costs and purchasing costs that are denominated in currencies other than our functional currency, the U.S. dollar.  We use a variety of techniques to minimize the exposure to currency exchange rate risk, including the structuring of customer contract payment terms and occasional use of forward exchange contracts.  Our primary tool to manage currency exchange rate risk involves structuring customer contracts to provide for payment in both U.S. dollars and local currency.  The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term.  Due to various factors, including customer acceptance, local banking laws, national content requirements, other statutory requirements, local currency convertibility, local inflation and revenue efficiency, actual local currency needs may vary from those realized in the customer contracts, resulting in partial exposure to currency exchange rate risk.  The currency exchange effect resulting from our international operations generally has not had a material impact on our operating results.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Credit risk—We are exposed to concentrations of credit risk primarily related to our restricted and unrestricted cash and cash equivalents and customer receivables, both current and long-term.  We generally maintain our restricted and unrestricted cash and cash equivalents in time deposits at commercial banks with high credit ratings or mutual funds, which invest exclusively in high-quality money market instruments, and because we limit the amount of exposure to any one institution, we do not believe we are exposed to any significant credit risk.  Our customer receivables, which are dispersed in various countries, are due from integrated energy companies, government-owned or government-controlled energy companies and other independent energy companies.  For such receivables, we establish an allowance for credit losses by applying an expected loss rate based on current and forecasted future and historical experience.  Although we have encountered only isolated credit concerns related to independent energy companies, we occasionally require collateral or other security to support customer receivables.  In certain infrequent instances, when we determine that collection is not reasonably assured, we may offer extended payment terms and recognize revenues associated with the contract on a cash basis.

Labor agreements—At December 31, 2022, we had a global workforce of approximately 5,340 individuals, including approximately 300 contractors.  Approximately 43 percent of our total workforce, working primarily in Norway, Brazil and the U.K., are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Internal control over financial reporting—There has been no change to our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” included in Item 8 of this annual report.

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

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2022.  Certain information with respect to our executive officers is set forth at the end of Part I of this annual report under the caption “Information About our Executive Officers.”

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

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

(In millions)

		Additions
			Charge to
	Balance at	Charge to cost	other				Balance at
	beginning of	and	accounts		Deductions		end of
	period	expenses	-describe		-describe		period

Year ended December 31, 2020
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$—	$—	$2	(a)	$—		$2
Allowance for excess materials and supplies	127	25	—		9	(b)	143
Valuation allowance on deferred tax assets	716	(31)	—		—		685

Year ended December 31, 2021
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2	—	—		—		$2
Allowance for excess materials and supplies	143	43	—		3	(b)	183
Valuation allowance on deferred tax assets	685	1,167	—		32	(c)	1,820

Year ended December 31, 2022
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2	—	—		—		$2
Allowance for excess materials and supplies	183	16	—		—		199
Valuation allowance on deferred tax assets	1,820	79	11	(c)	—		1,910
(a)	Amount related to an adjustment to the allowance for credit losses with a corresponding entry to accumulated deficit associated with our adoption of the accounting standards update that requires an entity to estimate an expected lifetime credit loss on financial assets ranging from short-term trade accounts receivable to long-term financings without retrospective application.
(b)	Amount related to materials and supplies on rigs and related assets sold or classified as held for sale.
(c)	Amount related to adjustments to other deferred tax assets with valuation allowances.

(3) Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 13, 2022
3.2	Organizational Regulations of Transocean Ltd., amended, effective as of April 7, 2021	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Indenture dated as of February 26, 2021 by and among Transocean Inc., the guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 26, 2021
4.3	Credit Agreement dated June 22, 2018, among Transocean Inc., the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on June 27, 2018
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

Exhibit 4.6 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) filed on February 18, 2020
4.8	Indenture, dated July 13, 2018, by and among Transocean Guardian Limited, the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 17, 2018
4.9	Indenture, dated July 20, 2018, by and among Transocean Pontus Limited, the Guarantors and Wells Fargo Bank, National Association.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on July 24, 2018
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

Exhibit 4.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2019

Number	Description	Location
4.34	Indenture, dated December 8, 2016, by and among Transocean Proteus Limited, the Guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 8, 2016
4.35

First Supplemental Indenture, dated April 15, 2019, by and among Transocean Proteus Limited, Wells Fargo Bank, National Association, as trustee and collateral agent, and the Note Parties, supplementing the Indenture dated as of December 8, 2016

Exhibit 4.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended March 31, 2019
4.36	Indenture dated as of October 17, 2017, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on October 17, 2017
4.37	Indenture, dated January 30, 2018, among Transocean Inc., Transocean Ltd., as guarantor, and Computershare Trust Company N.A. and Computershare Trust Company of Canada, as co-trustees	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 30, 2018
4.38	Form of 0.50% Exchangeable Senior Bonds due 2023	Exhibit A of Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 30, 2018
4.39	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean Inc., and the security holders named therein	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 30, 2018
4.40	Indenture, dated October 25, 2018, among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Exhibit 4.32 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) filed on February 19, 2019
4.41	Indenture, dated February 1, 2019, by and among Transocean Poseidon Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 1, 2019
4.42	Indenture, dated May 24, 2019, by and among Transocean Sentry Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 29, 2019
4.43	Indenture, dated January 17, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2020
4.44	Indenture, dated as of August 14, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020
4.45	Amendment to Registration Rights Agreement, dated as of August 14, 2020, by and among Transocean Ltd., Transocean Inc. and Perestroika (Cyprus) Ltd.	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020
4.46	Indenture, dated as of September 11, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 11, 2020
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

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on December 1, 2020.
4.50	Indenture, dated as of September 30, 2022, by and among Transocean Inc., the Guarantors and Truist Bank, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 30, 2022
4.51	Warrant Agreement, dated as of September 30, 2022, by and among Transocean Inc., Transocean Ltd. and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-3873) filed on September 30, 2022

Number		Description	Location
	4.52

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

			Exhibit 10.33 to the GlobalSantaFe Corporation Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004
*	10.8	Amendment to Transocean Inc. Deferred Compensation Plan	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 29, 2005
*	10.9	Form of 2004 Performance-Based Nonqualified Share Option Award Letter	Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005
*	10.10	Form of 2004 Director Deferred Unit Award	Exhibit 10.4 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005
*	10.11	Form of 2008 Director Deferred Unit Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.12	Form of 2009 Director Deferred Unit Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2009
*	10.13	Terms and Conditions of 2013 Director Deferred Unit Award	Exhibit 10.14 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.14	Terms and Conditions of 2014 Director Deferred Unit Award	Exhibit 10.15 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.15	Terms and Conditions of 2015 Director Restricted Share Unit Award	Exhibit 10.16 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.16	Terms and Conditions of 2014 Executive Equity Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.17	Terms and Conditions of 2015 Executive Equity Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015

Number		Description	Location
	10.18	Terms and Conditions of the July 2008 Nonqualified Share Option Award	Exhibit 10.2 to Transocean Inc.’s Quarterly Report on Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2008
*	10.19	Terms and Conditions of the February 2009 Nonqualified Share Option Award	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.20	Terms and Conditions of the February 2012 Long Term Incentive Plan Award	Exhibit 10.28 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2011
*	10.21	Transocean Ltd. Incentive Recoupment Policy	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2012
	10.22	Form of Novation Agreement dated as of November 27, 2007 by and among GlobalSantaFe Corporation, Transocean Offshore Deepwater Drilling Inc. and certain executives	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007
*	10.23	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 001-05471) for the year ended December 31, 1991
*	10.24	First Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 1995
*	10.25	Second Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 001-05471) for the year ended December 31, 1996
*	10.26	1997 Long-Term Incentive Plan	GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997
*	10.27	Amendment to 1997 Long Term Incentive Compensation Plan	Exhibit 10.25 of GlobalSantaFe Corporation’s Annual Report on Form 20-F (Commission File No. 001-14634) for the year ended December 31, 1998
*	10.28	Amendment to 1997 Long Term Incentive Plan, dated December 1, 1999	Exhibit 10.33 of GlobalSantaFe Corporation’s Annual Report on Form 20-F (Commission File No. 001-14634) for the year ended December 31, 1999
*	10.29	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended March 31, 1998
*	10.30	First Amendment to GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
*	10.31	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan	Exhibit 4.8 of GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-73878) filed on November 21, 2001
*	10.32	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan	Exhibit A to GlobalSantaFe Corporation’s definitive proxy statement (Commission File No. 001-14634) filed on March 21, 2001
*	10.33	GlobalSantaFe 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 7, 2005)	Exhibit 10.4 to GlobalSantaFe Corporation’s Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended June 30, 2005
*	10.34	Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009	Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.35	Transocean U.S. Supplemental Retirement Benefit Plan, as amended and restated, effective as of November 27, 2007	Exhibit 10.11 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007
*	10.36	GlobalSantaFe Corporation Supplemental Executive Retirement Plan	Exhibit 10.1 to the GlobalSantaFe Corporation Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended September 30, 2002

Number		Description	Location
*	10.37	Transocean U.S. Supplemental Savings Plan, as amended and restated, effective as of January 1, 2009	Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
	10.38	Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 10, 2008
*	10.39	Form of Assignment Memorandum for Executive Officers	Exhibit 10.6 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 19, 2008
	10.40	Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to Deepwater Horizon, as amended	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2010
*	10.41	Executive Severance Benefit Policy	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on February 23, 2012
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

			Exhibit 10.7 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2015
*	10.45	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
*	10.46	Employment Agreement with Mark L. Mey effective September 1, 2016	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
*	10.47	Amended and Restated Performance Award and Cash Bonus Plan of Transocean Ltd.	Exhibit 10.48 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2020
*	10.48	Terms and Conditions of 2020 Executive Equity Awards	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2020
*	10.49	Terms and Conditions of 2020 Director Restricted Share Unit Award	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2020
*	10.50	Terms and Conditions of 2023 Executive Equity Awards	Filed herewith
*	10.51	Employment Agreement with Keelan Adamson effective February 16, 2022	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 17, 2022
	21	Subsidiaries of Transocean Ltd.	Filed herewith
	23.1	Consent of Ernst & Young LLP	Filed herewith
	24	Powers of Attorney	Filed herewith
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Number	Description	Location
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 22, 2023.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 22, 2023.

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