Form 10-Q
period 2023-03-31
Transocean Ltd.
filed 2023-05-02
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, 766,448,046 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2023

PART I.  FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Contract drilling revenues	$649	$586

Costs and expenses
Operating and maintenance	409	412
Depreciation and amortization	182	183
General and administrative	45	42
	636	637

Gain (loss) on disposal of assets, net	(170)	1
Operating loss	(157)	(50)

Other income (expense), net
Interest income	19	2
Interest expense, net of amounts capitalized	(249)	(102)
Loss on retirement of debt	(32)	—
Other, net	5	1
	(257)	(99)
Loss before income tax expense	(414)	(149)
Income tax expense	51	26

Net loss	(465)	(175)
Net income attributable to noncontrolling interest	—	—
Net loss attributable to controlling interest	$(465)	$(175)

Loss per share, basic and diluted	$(0.64)	$(0.26)
Weighted-average shares, basic and diluted	728	664

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2023	2022

Net loss	$(465)	$(175)
Net income attributable to noncontrolling interest	—	—
Net loss attributable to controlling interest	(465)	(175)

Components of net periodic benefit costs before reclassifications	(11)	(11)
Components of net periodic benefit costs reclassified to net loss	—	1

Other comprehensive loss before income taxes	(11)	(10)
Income taxes related to other comprehensive loss	—	—
Other comprehensive loss	(11)	(10)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive loss attributable to controlling interest	(11)	(10)

Total comprehensive loss	(476)	(185)
Total comprehensive income attributable to noncontrolling interest	—	—
Total comprehensive loss attributable to controlling interest	$(476)	$(185)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$747	$683
Accounts receivable, net of allowance of $2 at March 31, 2023 and December 31, 2022	499	485
Materials and supplies, net of allowance of $201 and $199 at March 31, 2023 and December 31, 2022, respectively	390	388
Restricted cash and cash equivalents	208	308
Other current assets	187	144
Total current assets	2,031	2,008

Property and equipment	23,996	24,217
Less accumulated depreciation	(6,876)	(6,748)
Property and equipment, net	17,120	17,469
Contract intangible assets	38	56
Deferred tax assets, net	17	13
Other assets	988	890
Total assets	$20,194	$20,436

Liabilities and equity
Accounts payable	$246	$281
Accrued income taxes	28	19
Debt due within one year	283	719
Other current liabilities	496	539
Total current liabilities	1,053	1,558

Long-term debt	7,342	6,628
Deferred tax liabilities, net	533	493
Other long-term liabilities	941	965
Total long-term liabilities	8,816	8,086

Commitments and contingencies

Shares, CHF 0.10 par value, 905,094,091 authorized, 142,362,093 conditionally authorized, 797,245,335 issued and 731,847,899 outstanding at March 31, 2023, and 905,093,509 authorized, 142,362,675 conditionally
authorized, 797,244,753 issued and 721,888,427 outstanding at December 31, 2022	72	71
Additional paid-in capital	13,992	13,984
Accumulated deficit	(3,544)	(3,079)
Accumulated other comprehensive loss	(196)	(185)
Total controlling interest shareholders’ equity	10,324	10,791
Noncontrolling interest	1	1
Total equity	10,325	10,792
Total liabilities and equity	$20,194	$20,436

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	March 31,
	2023	2022
Shares
Balance, beginning of period	$71	$64
Issuance of shares	1	3
Balance, end of period	$72	$67

Additional paid-in capital
Balance, beginning of period	$13,984	$13,683
Share-based compensation	9	7
Issuance of shares	(1)	100
Balance, end of period	$13,992	$13,790

Accumulated deficit
Balance, beginning of period	$(3,079)	$(2,458)
Net loss attributable to controlling interest	(465)	(175)
Balance, end of period	$(3,544)	$(2,633)

Accumulated other comprehensive loss
Balance, beginning of period	$(185)	$(84)
Other comprehensive loss attributable to controlling interest	(11)	(10)
Balance, end of period	$(196)	$(94)

Total controlling interest shareholders’ equity
Balance, beginning of period	$10,791	$11,205
Total comprehensive loss attributable to controlling interest	(476)	(185)
Share-based compensation	9	7
Issuance of shares	—	103
Balance, end of period	$10,324	$11,130

Noncontrolling interest
Balance, beginning of period	$1	$1
Balance, end of period	$1	$1

Total equity
Balance, beginning of period	$10,792	$11,206
Total comprehensive loss	(476)	(185)
Share-based compensation	9	7
Issuance of shares	—	103
Balance, end of period	$10,325	$11,131

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(465)	$(175)
Adjustments to reconcile to net cash used in operating activities:
Contract intangible asset amortization	18	29
Depreciation and amortization	182	183
Share-based compensation expense	9	7
(Gain) loss on disposal of assets, net	170	(1)
Fair value adjustment to bifurcated compound exchange feature	133	—
Loss on retirement of debt	32	—
Deferred income tax expense	36	23
Other, net	27	21
Changes in deferred revenues, net	6	(11)
Changes in deferred costs, net	(24)	(4)
Changes in other operating assets and liabilities, net	(171)	(73)
Net cash used in operating activities	(47)	(1)

Cash flows from investing activities
Capital expenditures	(81)	(106)
Investments in equity of unconsolidated affiliates	(10)	(15)
Proceeds from disposal of assets, net	1	1
Net cash used in investing activities	(90)	(120)

Cash flows from financing activities
Repayments of debt	(1,564)	(165)
Proceeds from issuance of debt, net of issue costs	1,665	—
Proceeds from issuance of shares, net of issue costs	—	103
Other, net	—	(3)
Net cash provided by (used in) financing activities	101	(65)

Net decrease in unrestricted and restricted cash and cash equivalents	(36)	(186)
Unrestricted and restricted cash and cash equivalents, beginning of period	991	1,412
Unrestricted and restricted cash and cash equivalents, end of period	$955	$1,226

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of March 31, 2023, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  As of March 31, 2023, we were constructing one ultra-deepwater drillship and held a noncontrolling ownership interest in a company that is constructing one ultra-deepwater drillship.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, included in our annual report on Form 10-K filed on February 23, 2023.

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

Note 3—Unconsolidated Affiliates

We hold noncontrolling equity investments in various unconsolidated companies.  In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, which had been cold stacked, and related assets, with an estimated fair value of $85 million (see Note 5—Long-lived assets), in exchange for a noncontrolling ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”), a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.  We estimated the fair value of the rig using projected discounted cash flows, and our estimate required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the future performance of the rig, projected demand for its services, rig availability and dayrates.  At March 31, 2023, the aggregate carrying amount of our investment in GSR was $95 million.  At March 31, 2023 and December 31, 2022, the carrying amount of our investment in Liquila Ventures Ltd., the unconsolidated variable interest entity that is constructing the ultra-deepwater floater Deepwater Aquila, was $15 million, recorded in other assets.  At March 31, 2023 and December 31, 2022, the aggregate carrying amount of all of our equity investments in unconsolidated affiliates was $194 million and $113 million, respectively, recorded in other assets.

During the three months ended March 31, 2023, we incurred costs of approximately $40 million for Transocean Norge, primarily for contract preparation and upgrade shipyard costs, which are reimbursable from Orion Holdings (Cayman) Limited, the owner of the rig, to prepare for its next contract, which is expected to commence in May 2023.  At March 31, 2023 and December 31, 2022, our accounts receivable from affiliates was $75 million and $32 million, respectively, recorded in other current assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Revenues

Overview—Our drilling services represent a single performance obligation under most of our drilling contracts with customers that is satisfied over time, the duration of which varies by contract.  As of March 31, 2023, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through July 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total
U.S.	$352	$—	$352	$268	$—	$268
Norway	—	148	148	—	193	193
Other countries (a)	132	17	149	122	3	125
Total contract drilling revenues	$484	$165	$649	$390	$196	$586
(a)The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	December 31,
	2023	2022
Deferred contract revenues, recorded in other current liabilities	$145	$124
Deferred contract revenues, recorded in other long-term liabilities	189	204
Total contract liabilities	$334	$328

Significant changes in contract liabilities were as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Total contract liabilities, beginning of period	$328	$348
Decrease due to recognition of revenues for goods and services	(34)	(26)
Increase due to goods and services transferred over time	40	15
Total contract liabilities, end of period	$334	$337

Pre-operating costs—In the three months ended March 31, 2023 and 2022, we recognized pre-operating costs of $10 million and $12 million, respectively, recorded in operating and maintenance costs.  At March 31, 2023 and December 31, 2022, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $52 million and $26 million, respectively, recorded in other assets.

Note 5—Long-Lived Assets

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Three months ended
	March 31,
	2023	2022
Construction work in progress, beginning of period	$1,195	$1,017

Capital expenditures
Newbuild construction program	65	92
Other equipment and construction projects	16	14
Total capital expenditures	81	106
Changes in accrued capital additions	(4)	(12)

Property and equipment placed into service	(12)	(12)
Construction work in progress, end of period	$1,260	$1,099

Disposal—In February 2023, in connection with our investment in a noncontrolling ownership interest in GSR, we made a non-cash contribution of the cold stacked ultra-deepwater floater Ocean Rig Olympia and related assets, and in the three months ended March 31, 2023, we recognized a loss of $169 million ($0.23 per diluted share), which had no tax effect, associated with the disposal of the rig and related assets.  See Note 3—Unconsolidated affiliates.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt, a bifurcated compound exchange feature, and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
0.50% Exchangeable Senior Bonds due January 2023	$—	$49	$—	$49
5.375% Senior Secured Notes due May 2023	—	243	—	242
5.875% Senior Secured Notes due January 2024	—	352	—	350
7.75% Senior Secured Notes due October 2024	—	240	—	238
6.25% Senior Secured Notes due December 2024	—	250	—	248
6.125% Senior Secured Notes due August 2025	—	336	—	332
7.25% Senior Notes due November 2025	354	354	351	351
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	294	294	273	271
7.50% Senior Notes due January 2026	569	569	566	566
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	238	238	262	265
11.50% Senior Guaranteed Notes due January 2027	687	687	973	1,008
6.875% Senior Secured Notes due February 2027	447	482	443	477
8.00% Senior Notes due February 2027	612	612	608	608
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	439	439	393	389
8.375% Senior Secured Notes due February 2028	525	—	517	—
7.00% Notes due June 2028	261	261	264	264
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	300	300	576	440
8.75% Senior Secured Notes due February 2030	1,175	—	1,150	—
7.50% Notes due April 2031	396	396	394	394
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	7,158	6,963	7,625	7,347

Less debt due within one year
0.50% Exchangeable Senior Bonds due January 2023	—	49	—	49
5.375% Senior Secured Notes due May 2023	—	243	—	242
5.875% Senior Secured Notes due January 2024	—	83	—	81
7.75% Senior Secured Notes due October 2024	—	60	—	59
6.25% Senior Secured Notes due December 2024	—	62	—	61
6.125% Senior Secured Notes due August 2025	—	66	—	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	6	6
11.50% Senior Guaranteed Notes due January 2027	—	—	71	70
6.875% Senior Secured Notes due February 2027	76	69	74	67
4.50% Shipyard Loans due September 2027	35	20	19	20
8.75% Senior Secured Notes due February 2030	117	—	113	—
Total debt due within one year	228	652	283	719
Total long-term debt	$6,930	$6,311	$7,342	$6,628

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At March 31, 2023, scheduled maturities of our debt, including the principal installments and other installments, representing the contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending March 31,
2024	$228	$77	$305
2025	355	77	432
2026	1,655	78	1,733
2027	2,147	78	2,225
2028	442	—	442
Thereafter	2,331	—	2,331
Total installments of debt	$7,158	$310	7,468
Total unamortized debt-related balances, net			(271)
Bifurcated compound exchange feature, at estimated fair value			428
Total carrying amount of debt			$7,625

Credit agreement

Secured Credit Facility—As of March 31, 2023, we have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which provides us with borrowing capacity of $774 million through June 22, 2023, which thereafter is reduced to $600 million through its scheduled maturity on June 22, 2025.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin (the “Secured Credit Facility Margin”) and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $200 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  At March 31, 2023, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 3.25 percent and the facility fee was 0.75 percent.  At March 31, 2023, we had no borrowings outstanding, $8 million of letters of credit issued, and we had $765 million of available borrowing capacity under the Secured Credit Facility.

Exchangeable bonds

Exchange terms—At March 31, 2023, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.47620	5.25	56.0
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	162.16260	6.17	38.6
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.66180	3.44	87.2

The exchange rates, presented above, are subject to adjustment upon the occurrence of certain events.  The 4.00% senior guaranteed exchangeable bonds due December 2025 may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  The 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) may be exchanged by holders into Transocean Ltd. shares at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date.  The 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Subsequent event—In April 2023, Perestroika (Cyprus) Ltd., an entity affiliated with one of our directors who beneficially owns approximately 11 percent of our shares, exchanged $213 million aggregate principal amount of the 2.50% Senior Guaranteed Exchangeable Bonds, under the terms of the indenture governing such bonds at the applicable exchange rate presented above.  As part of the transaction governing the exchange, we delivered 34.6 million Transocean Ltd. shares and additional immaterial cash consideration to such exchanging holder.  The director’s beneficial ownership of our shares resulting from these transactions did not change.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Effective interest rates and fair values—At March 31, 2023, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	436
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	0.0%	290
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	643

The 4.625% Senior Guaranteed Exchangeable Bonds contain a compound exchange feature that, in addition to the exchange terms outlined above, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the estimated fair value of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, with a corresponding adjustment to interest expense.  In the three months ended March 31, 2023, we recognized an unrealized loss of $133 million as an adjustment to the fair value of the bifurcated compound exchange feature.  At March 31, 2023 and December 31, 2022, the carrying amount of the bifurcated compound exchange feature was $428 million and $295 million, respectively.

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Debt issuance

Senior secured notes—In January 2023, we issued $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”), and we received $516 million aggregate cash proceeds, net of issue costs.  The 8.375% Senior Secured Notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean Inc. and the subsidiary owner of the ultra-deepwater floater Deepwater Titan.  The 8.375% Senior Secured Notes are secured by the assets and earnings associated with the collateral rig and the equity of the wholly owned subsidiary that owns or operates the collateral rig.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.375% Senior Secured Notes on or prior to February 1, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make whole premium, and subsequently, at specified redemption prices.

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”), and we received $1.149 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are fully and unconditionally guaranteed on an unsecured basis by Transocean Ltd. and on a limited senior secured basis by certain of our wholly owned subsidiaries.  The 8.75% Senior Secured Notes are secured by a lien on the ultra-deepwater floaters Deepwater Pontus, Deepwater Proteus and Deepwater Thalassa and the harsh environment floaters Transocean Enabler and Transocean Encourage, together with certain related assets.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.75% Senior Secured Notes on or prior to February 15, 2026 at a price equal to 100 percent of the aggregate principal amount plus a make whole premium, and subsequently, at specified redemption prices.

Early debt retirement

During the three months ended March 31, 2023 and 2022, we redeemed and retired certain notes, for which the aggregate principal amounts, cash payments and recognized loss were as follows (in millions):

	Three months ended
	March 31,
	2023	2022
5.52% Senior Secured Notes due May 2022	$—	$18
5.375% Senior Secured Notes due May 2023	243	—
5.875% Senior Secured Notes due January 2024	311	—
7.75% Senior Secured Notes due October 2024	240	—
6.25% Senior Secured Notes due December 2024	250	—
6.125% Senior Secured Notes due August 2025	336	—
Aggregate principal amount of debt retired	$1,380	$18

Aggregate cash payment	$1,402	$18
Aggregate net loss	$(32)	$—

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 7—Income Taxes

Tax provision and rate—In the three months ended March 31, 2023 and 2022, our effective tax rate was (12.3) percent and (17.6) percent, respectively, based on loss before income tax expense.  In the three months ended March 31, 2023 and 2022, the effect of various discrete period tax items was a net tax benefit of $11 million and $8 million, respectively, and the increase of such tax benefit was primarily due to releases of uncertain tax positions in the current-year period.  In the three months ended March 31, 2023, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the three months ended March 31, 2022, such discrete items included expiration of various uncertain tax positions.  In the three months ended March 31, 2023 and 2022, our effective tax rate, excluding discrete items, was (29.0) percent and (22.8) percent, respectively, based on loss before income tax expense.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of March 31, 2023, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 675 million, equivalent to approximately $133 million, and indirect tax of BRL 72 million, equivalent to approximately $14 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Three months ended
	March 31,
	2023	2022
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(465)	$(175)

Denominator for loss per share, basic and diluted
Weighted-average shares for per share calculation	728	664

Loss per share, basic and diluted	$(0.64)	$(0.26)

We excluded from the computation certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended
	March 31,
	2023	2022
Exchangeable bonds	183.3	108.1
Share-based awards	23.8	17.6
Warrants	9.4	—

Note 9—Contingencies

Legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos containing products or used asbestos-containing drilling mud additives in connection with land-based

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

drilling operations.  As of March 31, 2023, six plaintiffs have claims pending in Louisiana and nine plaintiffs in the aggregate have claims pending in either Illinois or Missouri, in which we have or may have an interest. We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2023, the subsidiary was a defendant in approximately 235 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage in place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Note 10—Equity

Share issuance—In the three months ended March 31, 2022, we received aggregate cash proceeds of $103 million, net of issue costs, for the aggregate sale of 20.2 million shares under the at-the-market equity offering program.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$747	$747	$683	$683
Restricted cash and cash equivalents	208	208	308	308
Long-term loans receivable from unconsolidated affiliates	41	43	41	43
Total debt	7,625	7,208	7,347	6,412

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
◾the addition of renewable or other energy alternatives to meet local, regional or global demand for energy, the commitment, by us or our customers, to reduce greenhouse gas emissions or intensity thereof;
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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2022;
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

Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 25, 2023, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, consisting of 27 ultra-deepwater floaters and 10 harsh environment floaters.  Additionally, as of April 25, 2023, we were constructing one ultra-deepwater drillship and held a noncontrolling ownership interest in a company that is constructing one ultra-deepwater drillship.

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

Significant Events

Secured debt issuance—In January 2023, we issued $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”), and we received $516 million aggregate cash proceeds, net of issue costs.  In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”), and we received $1.149 billion aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—In January 2023, in connection with the issuance of the 8.75% Senior Secured Notes, we made an aggregate payment of $1.156 billion, including a make-whole premium, to redeem the remaining outstanding $311 million, $240 million, $250 million, and $336 million aggregate principal amount of the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), the 7.75% senior secured notes due October 2024 (the “7.75% Senior Secured Notes”), the 6.25% senior secured notes due December 2024 (the “6.25% Senior Secured Notes”) and the 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”), respectively.  In the three months ended March 31, 2023, we made a cash payment of $243 million to redeem an equivalent aggregate principal amount of the outstanding 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”).  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Asset disposal and investment in unconsolidated affiliate—In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, and related assets, with an estimated fair value of $85 million, in exchange for a noncontrolling ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”).  In the three months ended March 31, 2023, we recognized a loss of $169 million, associated with the disposal of the rig and related assets.  See “—Operating Results,” “Liquidity and Capital Resources—Sources and uses of liquidity” and “Liquidity and Capital Resources—Drilling fleet.”

Outlook

Drilling market—Our industry outlook is positive based upon several fundamental factors, including the increased global demand for hydrocarbons combined with a diminishing global supply, the latter being the result of the natural decline in production of existing oil and gas fields compounded by the significant underinvestment in reserve replacement by oil and gas producers, and additional constraints imposed on industry participants by the governments of oil and gas producing nations as well as investors.  Additionally, the Russian invasion of Ukraine and the related economic sanctions highlighted the criticality of energy reliability and security across Europe, the U.S. and elsewhere.  Due to these and other factors, oil prices have increased materially over the past two years.

Although the price for both prompt and longer-dated barrels continues to exhibit volatility reflecting market concerns about inflationary trends, economic recession and the potential for demand destruction, prices are, and are expected to remain, at levels that are robustly supportive of investment in deepwater and harsh environment exploration and development projects.  Additionally, rig attrition resulting from significantly reduced offshore contracting activity over the last several years has resulted in a much smaller global fleet of floating rigs that is available to meet customer demands, specifically with respect to the highest specification drilling units required by many of our customers for their projects.  Consequently, our outlook for the offshore drilling industry overall remains positive, particularly for high-specification drilling assets, such as those we own and operate.

Our customers continue to invest in deepwater and harsh environment offshore projects as evidenced by the restarting of delayed projects, commencement of new drilling campaigns and extensions of current drilling campaigns.  Licensing activity has also increased as energy companies look to explore and develop new prospects.  This has resulted in more tendering activity during the last half of 2022 and into 2023.  Several multi-year tenders for work in Brazil, West Africa, Asia and Australia are expected to be awarded in the first nine months of 2023.

Offshore drilling activity is increasing or remain robust in every ultra-deepwater geographic sector.  South America, the Gulf of Mexico and, increasingly, Africa remain key ultra-deepwater market sectors.  In 2022, we observed significant increases in dayrates for projects in the U.S. Gulf of Mexico and, particularly, in Brazil.  These trends are expected to continue.  In Norway, the largest market for harsh environment rigs, we forecast that only a limited number of new projects will commence before the end of 2023 but anticipate demand for rigs in this market sector will accelerate thereafter through 2026 due to previously enacted Norwegian tax incentive programs.  Rigs in the region are becoming increasingly scarce as approximately eight rigs have or are currently expected to depart the Norwegian Continental Shelf in the coming 12 months for projects being advanced in various countries, including the United Kingdom, Namibia and Australia that require high-specification, harsh environment semisubmersibles.  Given the limited number of rigs that are qualified to operate in the Norwegian Continental Shelf, we anticipate that these departures will create a deficit of rig supply by 2025, which, in the context of the anticipated increases in demand, will accelerate dayrate increases for the assets remaining in the region.

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

With deepwater and harsh environment fields generating robust economic returns versus other hydrocarbon sources, combined with their comparably low carbon intensity of production, we expect a significant portion of the required spending in fossil fuel development will be allocated to deepwater and harsh environment projects.  As there are now fewer high-specification offshore drilling rigs capable of operating in these markets, we believe that this increase in demand will support further improvement of dayrates and increased reactivations of cold stacked rigs and delivery of stranded newbuild assets.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of April 18, 2023, the uncommitted fleet rates for the remainder of 2023 and each of the four years in the period ending December 31, 2027 were as follows:

	2023	2024	2025	2026	2027
Uncommitted fleet rate
Ultra-deepwater floaters	46%	57%	68%	77%	85%
Harsh environment floaters	48%	49%	82%	92%	96%

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

	April 18,	February 9,	April 25,
	2023	2023	2022

	(in millions)
Contract backlog
Ultra-deepwater floaters	$7,084	$7,378	$5,080
Harsh environment floaters	1,505	1,159	1,041
Total contract backlog	$8,589	$8,537	$6,121

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

	Three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Average daily revenue
Ultra-deepwater floaters	$360,000	$344,800	$305,600
Harsh environment floaters	$376,000	$357,900	$399,100
Total fleet average daily revenue	$364,100	$348,600	$334,500

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

	Three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Revenue efficiency
Ultra-deepwater floaters	97.4%	97.8%	94.9%
Harsh environment floaters	98.7%	98.4%	95.0%
Total fleet average revenue efficiency	97.8%	98.0%	94.9%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Rig utilization
Ultra-deepwater floaters	52.5%	47.9%	49.8%
Harsh environment floaters	50.1%	53.5%	60.3%
Total fleet average rig utilization	51.9%	49.4%	52.7%

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

Operating Results

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended March 31,
	2023	2022	Change	% Change

	(In millions, except day amounts and percentages)
Operating days	1,750	1,753	(3)	nm
Average daily revenue	$364,100	$334,500	$29,600	9%
Revenue efficiency	97.8%	94.9%
Rig utilization	51.9%	52.7%

Contract drilling revenues	$649	$586	$63	11%

Operating and maintenance expense	(409)	(412)	3	1%
Depreciation and amortization expense	(182)	(183)	1	1%
General and administrative expense	(45)	(42)	(3)	(7)%
Gain (loss) on disposal of assets, net	(170)	1	(171)	nm
Operating loss	(157)	(50)	(107)	nm

Other income (expense), net
Interest income	19	2	17	nm
Interest expense, net of amounts capitalized	(249)	(102)	(147)	nm
Loss on retirement of debt	(32)	—	(32)	nm
Other, net	5	1	4	nm
Loss before income tax expense	(414)	(149)	(265)	nm
Income tax expense	(51)	(26)	(25)	(96)%
Net loss	$(465)	$(175)	$(290)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the following: (a) approximately $40 million resulting from higher dayrates, (b) approximately $35 million resulting from the entry into service of the newbuild ultra-deepwater floater Deepwater Atlas and (c) approximately $20 million resulting from higher revenue efficiency for the fleet.  These increases were partially offset by approximately $30 million resulting from lower activity for the active fleet, primarily for our harsh environment floaters.

Costs and expenses—Operating and maintenance costs and expenses decreased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the following: (a) approximately $25 million resulting from rig operating activities and (b) approximately $10 million resulting from the effect of currency exchange rates on personnel-related costs.  These decreases were partially offset by the following (a) approximately $15 million resulting from the effect of inflation on personnel-related costs, (b) approximately $10 million resulting from the newbuild ultra-deepwater floaters placed into service in the year ended December 31, 2022, and (c) approximately $10 million related to in-service maintenance costs.

Loss on disposal of assets—In the three months ended March 31, 2023, we recognized a loss of $169 million associated with our non-cash contribution of the ultra-deepwater drillship Ocean Rig Olympia and related assets for a noncontrolling ownership interest in GSR.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the following: (a) approximately $133 million increased interest resulting from the fair value adjustment of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) and (b) approximately $44 million increased interest resulting from debt issued since June 2022, partially offset by (c) approximately $24 million decreased interest resulting from debt repaid as scheduled or early retired and (d) approximately $5 million of increased interest capitalized for our newbuild projects.

In the three months ended March 31, 2023, we recognized an aggregate net loss of $32 million associated with the early retirement of $1.38 billion aggregate principal amount of our debt securities.

Income tax expense or benefit—In the three months ended March 31, 2023 and 2022, our effective tax rate was (12.3) percent and (17.6) percent, respectively, based on loss before income tax expense.  In the three months ended March 31, 2023 and 2022, the effect of various discrete period tax items was a net tax benefit of $11 million and $8 million, respectively, and the increase of such tax benefit was primarily due to releases of uncertain tax positions in the current-year period.  In the three months ended March 31, 2023, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the three months ended March 31,

2022, such discrete items included expiration of various uncertain tax positions.  In the three months ended March 31, 2023 and 2022, our effective tax rate, excluding discrete items, was (29.0) percent and (22.8) percent, respectively, based on loss before income tax expense.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended March 31, 2023, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Brazil, Colombia, Norway and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2023, we had $747 million in unrestricted cash and cash equivalents and $208 million in restricted cash and cash equivalents.  In the three months ended March 31, 2023, our primary sources of cash were net cash proceeds from the issuance of debt.  Our primary uses of cash were debt repayments, capital expenditures and net cash used in operations.

	Three months ended
	March 31,
	2023	2022	Change

	(In millions)
Cash flows from operating activities
Net loss	$(465)	$(175)	$(290)
Non-cash items, net	607	262	345
Changes in operating assets and liabilities, net	(189)	(88)	(101)
	$(47)	$(1)	$(46)

Net cash used in operating activities increased primarily due to increased cash paid to suppliers, including costs incurred and paid on behalf of and reimbursable from unconsolidated affiliates.

	Three months ended
	March 31,
	2023	2022	Change

	(In millions)
Cash flows from investing activities
Capital expenditures	$(81)	$(106)	$25
Investments in equity of unconsolidated affiliates	(10)	(15)	5
Proceeds from disposal of assets, net	1	1	—
	$(90)	$(120)	$30

Net cash used in investing activities increased primarily due to increased capital expenditures related to our newbuild construction program.

	Three months ended
	March 31,
	2023	2022	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(1,564)	$(165)	$(1,399)
Proceeds from issuance of debt, net of issue costs	1,665	—	1,665
Proceeds from issuance of shares, net of issue costs	—	103	(103)
Other, net	—	(3)	3
	$101	$(65)	$166

Net cash provided by financing activities increased primarily due to (a) net cash proceeds from the issuance of $525 million aggregate principal amount of 8.375% Senior Secured Notes and $1.175 billion aggregate principal amount of 8.75% Senior Secured Notes, partially offset by (b) repayments of $1.38 billion aggregate principal amount of certain of our debt securities.

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

We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or through exchange offers.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

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

Secured Credit Facility—We have a bank credit agreement for a secured credit facility (as amended from time to time, the “Secured Credit Facility”) that provides us with a borrowing capacity of $774 million through June 22, 2023, which thereafter is reduced to $600 million through its scheduled maturity on June 22, 2025.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $200 million and available cash is less than $250 million.  The Secured Credit Facility also permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is secured by, among other things, a lien on nine of our ultra-deepwater floaters and two of our harsh environment floaters.  The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.

In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale and leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At April 25, 2023, we had no borrowings outstanding, $8 million of letters of credit issued, and we had $765 million of available borrowing capacity under the Secured Credit Facility.

Debt issuances—In January 2023, we issued $525 million aggregate principal amount of 8.375% Senior Secured Notes, and we received $516 million aggregate cash proceeds, net of issue costs.  The 8.375% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Titan and the equity of the wholly owned subsidiary that owns or operates the collateral rig.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.375% Senior Secured Notes on or prior to February 1, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% Senior Secured Notes, and we received $1.149 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are secured by a lien on the ultra-deepwater floaters Deepwater Pontus, Deepwater Proteus and Deepwater Thalassa and the harsh environment floaters Transocean Enabler and

Transocean Encourage, together with certain related assets.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.

Early debt retirement—In January 2023, in connection with the issuance of the 8.75% Senior Secured Notes, we made an aggregate cash payment of $1.156 billion, including a make-whole premium, to redeem the remaining outstanding $311 million, $240 million, $250 million, and $336 million aggregate principal amount of the 5.875% Senior Secured Notes, the 7.75% Senior Secured Notes, the 6.25% Senior Secured Notes and the 6.125% Senior Secured Notes, respectively.  In the three months ended March 31, 2023, we made a cash payment of $243 million to redeem an equivalent aggregate principal amount of the outstanding 5.375% Senior Secured Notes, and as a result, the noteholders subsequently released the mortgages on the secured rigs and $40 million from the restricted cash account.

Share issuance—In the year ended December 31, 2022, we received aggregate cash proceeds of $263 million, net of issue costs, for the aggregate sale of 61.0 million shares under the at-the-market equity offering program.

Equity and debt investments—In the year ended December 31, 2022, we made an aggregate cash investment of $25 million in the equity of certain unconsolidated affiliates that own drilling units, including a cash contribution of $15 million to Liquila Ventures Ltd. (“Liquila”), which was used by Liquila to make the initial payment to the shipyard to acquire the ultra-deepwater drillship Deepwater Aquila, and an additional cash contribution of $10 million to Orion Holdings (Cayman) Limited.

We also invest in the equity and debt of certain other unconsolidated affiliates that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety in drilling and other activities.  In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia and related assets, with an estimated fair value of $85 million, in exchange for a noncontrolling ownership interest in GSR, a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.  We also hold an equity investment in Nauticus Robotics, Inc., a company that develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them, which, following the completion of a business combination with a publicly traded special purpose acquisition company in September 2022, became a publicly listed company, the common shares of which trade on the NASDAQ exchange under the ticker symbol “KITT.”  Additionally, we hold equity and debt investments in Ocean Minerals LLC, the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that intends to extract polymetallic nodules, and we retain a priority right to provide the deepwater nodule extraction services for the company.

Shipyard financing arrangement—We established the 4.50% shipyard loans due September 2027 (each, a “Shipyard Loan”, and together, the “Shipyard Loans”) to finance all or a portion of the final payments expected to be owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  In June 2022, we borrowed $349 million under one of the Shipyard Loans and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of Deepwater Atlas.  In December 2022, we borrowed $90 million under the other Shipyard Loan and made a cash payment of $325 million to satisfy the final milestone payment due upon delivery of Deepwater Titan.  Borrowings under the Shipyard Loan for Deepwater Atlas are secured by, among other security, a lien on the rig.  Borrowings under the Shipyard Loan for Deepwater Titan are unsecured.  We have the right to prepay the outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limits the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.

Exchangeable bonds—The indentures that govern the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”), 2.50% senior guaranteed exchangeable bonds due January 2027 and the 4.625% Senior Guaranteed Exchangeable Bonds each requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  Additionally, the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds, if exchanged by holders, may be settled in cash, Transocean Ltd. shares or a combination of cash and Transocean Ltd. shares, at our election.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At March 31, 2023, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.54 billion.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations and other commercial commitments—As of March 31, 2023, with exception of the following, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022.

		Twelve months ending March 31,
	Total	2024	2025 - 2026	2027 - 2028	Thereafter

	(in millions)
Debt	$7,468	$305	$2,165	$2,667	$2,331
Interest on debt	2,604	461	822	481	840
Total	$10,072	$766	$2,987	$3,148	$3,171

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

In the year ended December 31, 2022, we made a cash contribution of $15 million to Liquila, which represented our proportionate contribution that was used to make the initial payment to the shipyard to acquire the newbuild ultra-deepwater drillship Deepwater Aquila for a purchase price of approximately $200 million.  The seventh generation, high-specification drillship is designed to be equipped with our patented dual activity, a 1,400 short-ton hookload, large deck space, high load capacities and will be dual-stack ready.  We maintain the exclusive right to market and manage the operations of the rig, which is expected to be delivered from the shipyard in the third quarter of 2023.

The historical and projected capital expenditures and non-cash capital additions for our ongoing newbuild construction project were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	three months	nine months	Total
	through	ended	ending	estimated
	December 31,	March 31,	December 31,	costs at
	2022	2023	2023	completion

	(in millions)
Deepwater Titan (a)	$1,052	$49	$74	$1,175
Deepwater Atlas (b)	954	16	45	1,015
Total	$2,006	$65	$119	$2,190
(a)	Deepwater Titan is an ultra-deepwater drillship under construction. In December 2022, we took delivery of Deepwater Titan from the shipyard, equipped with two 20,000 pounds per square inch blowout preventers and other equipment required by our customer. The projected capital additions include estimates for the mobilization and customer acceptance in the U.S. Gulf of Mexico. The rig is expected to commence operations under its drilling contract in the second quarter of 2023.
(b)	In October 2022, we completed construction of the ultra-deepwater drillship Deepwater Atlas, and it commenced the first of two phases of operations using a 15,000 pounds per square inch blowout preventer. Before the start of the second phase of operations, the rig will undergo installation of a 20,000 pounds per square inch blowout preventer and related equipment, which is expected to be commissioned in the third quarter of 2023.

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements relating to our projected capital expenditures by using available cash balances, cash generated from operations and asset sales, borrowings under our Secured Credit Facility and financing arrangements with banks or other capital providers.  Economic conditions and other factors could impact the availability of these sources of funding.  See “—Sources and uses of liquidity.”

Dispositions—From time to time, we may also review the possible disposition of certain drilling assets.  In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia and related assets with an estimated fair value of $85 million.  Considering market conditions, we have previously committed to plans to sell certain lower specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, operating results and liquidity and capital resources are based upon, and should be read in conjunction with, our condensed consolidated financial statements and the notes thereto, included under “Item 1. Financial

Statements” in this quarterly report on Form 10-Q.  For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2022.  As of March 31, 2023, there have been no material changes to the critical accounting policies and estimates on which our judgments, assumptions and estimates are based.

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

Tax matters

We conduct operations through our various subsidiaries in countries throughout the world.  Each country has its own tax regimes with varying statutory rates, deductions and tax attributes, which are subject to changes resulting from new legislation, interpretation or guidance.  From time to time, as a result of these changes, we may revise previously evaluated tax positions, which could cause us to adjust our recorded tax assets and liabilities.  Tax authorities in certain jurisdictions are examining our tax returns and, in some cases, have issued assessments.  We intend to defend our tax positions vigorously.  Although we can provide no assurance as to the outcome of the aforementioned changes, examinations or assessments, we do not expect the ultimate liability to have a material adverse effect on our condensed consolidated statement of financial position or results of operations; however, it could have a material adverse effect on our condensed consolidated statement of cash flows.  See Notes to Condensed Consolidated Financial Statements—Note 7—Income Taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to currency exchange rate risk related to our international operations.  For a complete discussion of our interest rate risk and currency exchange rate risk, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2022.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The expected maturity amounts, presented below, include both principal and other installments, representing the contractual interest payments resulting from previously restructured debt.  The following table presents information as of March 31, 2023 for the 12-month periods ending March 31 (in millions, except interest rate percentages):

	Twelve months ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$305	$432	$1,733	$2,225	$442	$2,331	$7,468	$7,208
Average interest rate	5.80%	5.90%	6.46%	4.42%	8.10%	7.35%

At March 31, 2023 and December 31, 2022, the fair value of our outstanding debt was $7.21 billion and $6.41 billion, respectively.  During the three months ended March 31, 2023, the fair value of our debt increased by $796 million due to the following: (a) an increase of $1.74 billion due to the issuance of the 8.375% senior secured notes due February 2028 and the 8.75% senior secured notes due February 2030, (b) a net increase of $569 million resulting from changes in the market prices of our outstanding debt, partially offset by (c) a decrease of $1.36 billion due to early retirements and (d) a decrease of $150 million due to scheduled repayments.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters” in our annual report on Form 10-K for the year ended December 31, 2022.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2022.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2023, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
January 2023	—	$—	—	$3,543
February 2023	—	—	—	3,543
March 2023	—	—	—	3,543
Total	—	$—	—	$3,543
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At March 31, 2023, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.54 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 10, 2023
3.2	Organizational Regulations of Transocean Ltd., adopted April 7, 2021	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 7, 2021
4.1	Indenture, dated as of January 17, 2023, among Transocean Titan Financing Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2023
4.2	Indenture, dated as of January 31, 2023, among Transocean Inc., the Guarantors named therein and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 31, 2023
10.1	Terms and Conditions of 2023 Executive Equity Awards	Exhibit 10.50 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2022 filed on February 23, 2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022; (ii) our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022; (iii) our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 and 2022, (iv) our condensed consolidated statements of equity for the three months ended March 31, 2023 and 2022; (v) our condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 2, 2023.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)