Form 10-Q
period 2023-09-30
Transocean Ltd.
filed 2023-10-31
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 24, 2023, 809,030,846 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2023

PART I.  FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Contract drilling revenues	$713	$691	$2,091	$1,969

Costs and expenses
Operating and maintenance	524	411	1,417	1,256
Depreciation and amortization	192	182	560	549
General and administrative	44	42	137	127
	760	635	2,114	1,932
Loss on impairment of assets	(5)	—	(58)	—
Loss on disposal of assets, net	(3)	(3)	(173)	(6)
Operating income (loss)	(55)	53	(254)	31

Other income (expense), net
Interest income	12	9	42	15
Interest expense, net of amounts capitalized	(232)	(96)	(649)	(298)
Gain (loss) on retirement of debt	—	7	(32)	7
Other, net	12	(6)	35	(2)
	(208)	(86)	(604)	(278)
Loss before income tax expense (benefit)	(263)	(33)	(858)	(247)
Income tax expense (benefit)	(43)	(5)	(8)	24

Net loss	(220)	(28)	(850)	(271)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(220)	$(28)	$(850)	$(271)

Loss per share, basic and diluted	$(0.28)	$(0.04)	$(1.13)	$(0.39)
Weighted-average shares, basic and diluted	774	714	755	690

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(220)	$(28)	$(850)	$(271)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	(220)	(28)	(850)	(271)

Components of net periodic benefit costs before reclassifications	—	—	(11)	(11)
Components of net periodic benefit costs reclassified to net loss	—	2	—	4

Other comprehensive income (loss) before income taxes	—	2	(11)	(7)
Income taxes related to other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	—	2	(11)	(7)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	—	2	(11)	(7)

Total comprehensive loss	(220)	(26)	(861)	(278)
Total comprehensive income attributable to noncontrolling interest	—	—	—	—
Total comprehensive loss attributable to controlling interest	$(220)	$(26)	$(861)	$(278)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$594	$683
Accounts receivable, net of allowance of $2 at September 30, 2023 and December 31, 2022	532	485
Materials and supplies, net of allowance of $206 and $199 at September 30, 2023 and December 31, 2022, respectively	410	388
Restricted cash and cash equivalents	214	308
Other current assets	217	144
Total current assets	1,967	2,008

Property and equipment	23,674	24,217
Less accumulated depreciation	(6,761)	(6,748)
Property and equipment, net	16,913	17,469
Contract intangible assets	11	56
Deferred tax assets, net	26	13
Other assets	1,091	890
Total assets	$20,008	$20,436

Liabilities and equity
Accounts payable	$316	$281
Accrued income taxes	20	19
Debt due within one year	320	719
Other current liabilities	525	539
Total current liabilities	1,181	1,558

Long-term debt	7,066	6,628
Deferred tax liabilities, net	507	493
Other long-term liabilities	936	965
Total long-term liabilities	8,509	8,086

Commitments and contingencies

Shares, CHF 0.10 par value, 1,021,294,549 authorized, 142,362,093 conditionally authorized, 843,715,858 issued and 782,540,300 outstanding at September 30, 2023, and 905,093,509 authorized, 142,362,675 conditionally
authorized, 797,244,753 issued and 721,888,427 outstanding at December 31, 2022	78	71
Additional paid-in capital	14,364	13,984
Accumulated deficit	(3,929)	(3,079)
Accumulated other comprehensive loss	(196)	(185)
Total controlling interest shareholders’ equity	10,317	10,791
Noncontrolling interest	1	1
Total equity	10,318	10,792
Total liabilities and equity	$20,008	$20,436

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Shares
Balance, beginning of period	$76	$69	$71	$64
Issuance of shares	2	2	7	7
Balance, end of period	78	$71	$78	$71

Additional paid-in capital
Balance, beginning of period	$14,233	$13,899	$13,984	$13,683
Share-based compensation	10	7	30	22
Issuance of shares	121	56	350	257
Issuance of warrants	—	17	—	17
Balance, end of period	$14,364	$13,979	$14,364	$13,979

Accumulated deficit
Balance, beginning of period	$(3,709)	$(2,701)	$(3,079)	$(2,458)
Net loss attributable to controlling interest	(220)	(28)	(850)	(271)
Balance, end of period	$(3,929)	$(2,729)	$(3,929)	$(2,729)

Accumulated other comprehensive loss
Balance, beginning of period	$(196)	$(93)	$(185)	$(84)
Other comprehensive income (loss) attributable to controlling interest	—	2	(11)	(7)
Balance, end of period	$(196)	$(91)	$(196)	$(91)

Total controlling interest shareholders’ equity
Balance, beginning of period	$10,404	$11,174	$10,791	$11,205
Total comprehensive loss attributable to controlling interest	(220)	(26)	(861)	(278)
Share-based compensation	10	7	30	22
Issuance of shares	123	58	357	264
Issuance of warrants	—	17	—	17
Balance, end of period	$10,317	$11,230	$10,317	$11,230

Noncontrolling interest
Balance, beginning of period	$1	$1	$1	$1
Balance, end of period	$1	$1	$1	$1

Total equity
Balance, beginning of period	$10,405	$11,175	$10,792	$11,206
Total comprehensive loss	(220)	(26)	(861)	(278)
Share-based compensation	10	7	30	22
Issuance of shares	123	58	357	264
Issuance of warrants	—	17	—	17
Balance, end of period	$10,318	$11,231	$10,318	$11,231

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(850)	$(271)
Adjustments to reconcile to net cash provided by operating activities:
Contract intangible asset amortization	45	98
Depreciation and amortization	560	549
Share-based compensation expense	30	22
Loss on impairment of assets	58	—
Loss on disposal of assets, net	173	6
Fair value adjustment to bifurcated compound exchange feature	272	—
(Gain) loss on retirement of debt	32	(7)
Deferred income tax expense	1	20
Other, net	59	56
Changes in deferred revenues, net	40	(49)
Changes in deferred costs, net	(125)	23
Changes in other operating assets and liabilities, net	(229)	(177)
Net cash provided by operating activities	66	270

Cash flows from investing activities
Capital expenditures	(207)	(308)
Investments in equity of unconsolidated affiliates	(10)	(27)
Investment in loans to unconsolidated affiliates	(3)	(2)
Proceeds from disposal of assets, net	10	4
Proceeds from acquisition of unconsolidated affiliate	7	—
Net cash used in investing activities	(203)	(333)

Cash flows from financing activities
Repayments of debt	(1,707)	(453)
Proceeds from issuance of debt, net of issue costs	1,664	176
Proceeds from issuance of shares, net of issue costs	—	264
Proceeds from issuance of warrants, net of issue costs	—	12
Other, net	(3)	(7)
Net cash used in financing activities	(46)	(8)

Net decrease in unrestricted and restricted cash and cash equivalents	(183)	(71)
Unrestricted and restricted cash and cash equivalents, beginning of period	991	1,412
Unrestricted and restricted cash and cash equivalents, end of period	$808	$1,341

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of September 30, 2023, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and nine harsh environment floaters.  As of September 30, 2023, we were constructing one ultra-deepwater drillship.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, included in our annual report on Form 10K filed on February 23, 2023.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make judgments by applying estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our income taxes, property and equipment, equity investments, contingencies, allowance for excess materials and supplies, assets held for sale, intangibles, postemployment benefit plans and share-based compensation.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 3—Unconsolidated Affiliates

Equity investments—We hold noncontrolling equity investments in various unconsolidated companies.  In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, which had been cold stacked, and related assets, with an estimated fair value of $85 million (see Note 5—Long-lived assets), in exchange for a noncontrolling ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”), a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.  We estimated the fair value of the rig using projected discounted cash flows, and our estimate required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the future performance of the rig, projected demand for its services, rig availability and dayrates.  At September 30, 2023, the aggregate carrying amount of our investment in GSR was $95 million, recorded in other assets.

In the nine months ended September 30, 2023 and 2022, we recognized a loss of $14 million and $17 million, respectively, recorded in other, net, associated with equity in losses of our equity investments.  At September 30, 2023 and December 31, 2022, the aggregate carrying amount of all of our equity investments in unconsolidated affiliates was $221 million and $113 million, respectively, recorded in other assets.

Related party transactions—At December 31, 2022, we held a 20 percent equity investment in Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”), a previously unconsolidated variable interest entity, which had a carrying amount of $15 million, recorded in other assets, that is constructing the ultra-deepwater floater Deepwater Aquila.  On September 15, 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million to acquire the outstanding equity ownership interests of Liquila, which included 2.0 million Transocean Ltd. shares with an aggregate value of $16.4 million being issued to Perestroika (Cyprus) Ltd., an entity affiliated with one of our directors that beneficially owns approximately 11 percent of our shares (“Perestroika”), to acquire Perestroika’s 13.33 percent

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

ownership interest in Liquila, and as a result, Liquila became our wholly owned subsidiary.  See Note 5—Long-Lived Assets and Note 10—Equity.

We periodically provide financing to certain of our unconsolidated affiliates.  In June 2021, Orion Holdings (Cayman) Limited (“Orion”), a Cayman Islands company that owns the harsh environment floater Transocean Norge, refinanced its shipyard loans under a financing arrangement with its shareholders, in which we participated proportionally to our equity investments in Orion, for which our original investment was $33 million.  In September 2023, the Orion shareholders agreed to exchange the loans receivable, together with accrued interest, for an additional non-cash equity investment in Orion.  At September 30, 2023 and December 31, 2022, the aggregate principal amount due to us under the various financing arrangements with our unconsolidated affiliates was $8 million and $41 million, respectively, recorded in other assets.

In the three and nine months ended September 30, 2023, we incurred costs of approximately $5 million and $55 million, respectively, for Transocean Norge, primarily for contract preparation and upgrade shipyard costs, which are reimbursable from Orion, the owner of the rig.  In the nine months ended September 30, 2023 and 2022, we received an aggregate cash payment of $43 million and $29 million, respectively, for services and equipment provided to Orion.  Additionally, in the three months ended September 30, 2023, we and Orion agreed to the non-cash net settlement of a balance of $25 million of accounts receivable and payable.  At September 30, 2023 and December 31, 2022, our accounts receivable from affiliates was $20 million and $32 million, respectively, recorded in other current assets, and our accounts payable to affiliates was $8 million and $2 million, respectively, recorded in accounts payable.

Note 4—Revenues

Overview—Under most of our drilling contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of September 30, 2023, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through July 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended September 30,						Nine months ended September 30,
	2023			2022			2023			2022
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$360	$—	$360	$288	$—	$288	$1,077	$—	$1,077	$809	$—	$809
Norway	—	164	164	—	244	244	—	454	454	—	678	678
Other countries (a)	156	33	189	145	14	159	459	101	560	465	17	482
Total contract drilling revenues	$516	$197	$713	$433	$258	$691	$1,536	$555	$2,091	$1,274	$695	$1,969
(a)The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	September 30,	December 31,
	2023	2022
Deferred contract revenues, recorded in other current liabilities	$131	$124
Deferred contract revenues, recorded in other long-term liabilities	237	204
Total contract liabilities	$368	$328

Significant changes in contract liabilities were as follows (in millions):

	Nine months ended
	September 30,
	2023	2022
Total contract liabilities, beginning of period	$328	$348
Decrease due to recognition of revenues for goods and services	(149)	(90)
Increase due to goods and services transferred over time	189	41
Total contract liabilities, end of period	$368	$299

Pre-operating costs—In the three and nine months ended September 30, 2023, we recognized pre-operating costs of $17 million and $52 million, respectively, recorded in operating and maintenance costs.  In the three and nine months ended September 30, 2022, we recognized pre-operating costs of $10 million and $46 million, respectively, recorded in operating and maintenance costs.  At September 30, 2023 and December 31, 2022, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $156 million and $26 million, respectively, recorded in other assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 5—Long-Lived Assets

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Nine months ended
	September 30,
	2023	2022
Construction work in progress, beginning of period	$1,195	$1,017

Capital expenditures
Newbuild construction program	145	269
Other equipment and construction projects	62	39
Total capital expenditures	207	308
Non-cash capital additions acquired in exchange for issuance of shares of Transocean Ltd.	126	—
Non-cash capital additions financed under Shipyard Loan	—	300
Changes in accrued capital additions	6	(4)

Property and equipment placed into service
Newbuild construction program	(1,157)	—
Other equipment and construction projects	(57)	(35)
Construction work in progress, end of period	$320	$1,586

Acquisition—In September 2023, we acquired Deepwater Aquila, an ultra-deepwater drillship under construction for Liquila.  As a result of the acquisition, we acquired $126 million of property and equipment and $7 million of cash and cash equivalents, and we assumed $19 million of accounts payable.  See Note 3—Unconsolidated Affiliates and Note 10—Equity.

Impairment—In June 2023, we committed to the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader and related assets for expected aggregate net cash proceeds of $48 million.  In the three and nine months ended September 30, 2023, we recognized an aggregate loss of $5 million ($0.01 per diluted share) and $58 million ($0.08 per diluted share), respectively, which had no tax effect, associated with the impairment of the rigs and related assets, which we determined were impaired at the time that we classified the assets as held for sale.  We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding contract for the sale of the rigs and related assets.

Disposal—In connection with our investment in a noncontrolling ownership interest in GSR, we made a non-cash contribution of the cold stacked ultra-deepwater floater Ocean Rig Olympia and related assets.  In the nine months ended September 30, 2023, we recognized a loss of $169 million ($0.23 per diluted share), which had no tax effect, associated with the disposal of the rig and related assets.  See Note 3—Unconsolidated affiliates.

Assets held for sale—At September 30, 2023, the aggregate carrying amount of our assets held for sale, including the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader and related assets, was $48 million, recorded in other current assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Debt

Overview

Outstanding—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt, a bifurcated compound exchange feature, and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
0.50% Exchangeable Senior Bonds due January 2023	$—	$49	$—	$49
5.375% Senior Secured Notes due May 2023	—	243	—	242
5.875% Senior Secured Notes due January 2024	—	352	—	350
7.75% Senior Secured Notes due October 2024	—	240	—	238
6.25% Senior Secured Notes due December 2024	—	250	—	248
6.125% Senior Secured Notes due August 2025	—	336	—	332
7.25% Senior Notes due November 2025	354	354	352	351
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	294	294	276	271
7.50% Senior Notes due January 2026	569	569	567	566
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	238	—	265
11.50% Senior Guaranteed Notes due January 2027	687	687	938	1,008
6.875% Senior Secured Notes due February 2027	413	482	409	477
8.00% Senior Notes due February 2027	612	612	609	608
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	430	439	390	389
8.375% Senior Secured Notes due February 2028	525	—	517	—
7.00% Notes due June 2028	261	261	264	264
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	300	300	721	440
8.75% Senior Secured Notes due February 2030	1,116	—	1,093	—
7.50% Notes due April 2031	396	396	395	394
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,818	6,963	7,386	7,347

Less debt due within one year
0.50% Exchangeable Senior Bonds due January 2023	—	49	—	49
5.375% Senior Secured Notes due May 2023	—	243	—	242
5.875% Senior Secured Notes due January 2024	—	83	—	81
7.75% Senior Secured Notes due October 2024	—	60	—	59
6.25% Senior Secured Notes due December 2024	—	62	—	61
6.125% Senior Secured Notes due August 2025	—	66	—	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	—	—	—	6
11.50% Senior Guaranteed Notes due January 2027	—	—	71	70
6.875% Senior Secured Notes due February 2027	83	69	81	67
4.50% Shipyard Loans due September 2027	70	20	55	20
8.75% Senior Secured Notes due February 2030	117	—	113	—
Total debt due within one year	270	652	320	719
Total long-term debt	$6,548	$6,311	$7,066	$6,628

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At September 30, 2023, scheduled maturities of our debt, including the principal installments and other installments, representing the contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other
	installments	installments	Total
Twelve months ending September 30,
2024	$270	$71	$341
2025	420	72	492
2026	1,680	72	1,752
2027	1,902	36	1,938
2028	534	—	534
Thereafter	2,012	—	2,012
Total installments of debt	$6,818	$251	7,069
Total unamortized debt-related balances, net			(250)
Bifurcated compound exchange feature, at estimated fair value			567
Total carrying amount of debt			$7,386

Credit agreement

Secured Credit Facility—As of September 30, 2023, we have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which provides us with borrowing capacity of $600 million through its scheduled maturity on June 22, 2025.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin (the “Secured Credit Facility Margin”) and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $200 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  At September 30, 2023, based on the credit rating of the Secured Credit Facility as of that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At September 30, 2023, we had no borrowings outstanding, $13 million of letters of credit issued, and we had $587 million of available borrowing capacity under the Secured Credit Facility.

Exchangeable bonds

Effective interest rates and fair values—At September 30, 2023, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$531
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$810

We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Contractual interest	$6	$3	$19	$9
Amortization	5	1	15	5
Bifurcated compound exchange feature	93	—	272	—
Total	$104	$4	$306	$14

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

The 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) contain a compound exchange feature that, in addition to the exchange terms presented below, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the estimated fair value of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, with a corresponding adjustment to interest expense.  At September 30, 2023 and December 31, 2022, the carrying amount of the bifurcated compound exchange feature was $567 million and $295 million, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Exchange terms—At September 30, 2023, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.4762	$5.25	56.0
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.6618	$3.44	87.2

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

Exchanges—In April 2023, Perestroika exchanged $213 million aggregate principal amount of the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) under the terms of the governing indenture at the applicable exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note.  As part of the transaction governing the exchange, we delivered 34.6 million Transocean Ltd. shares and additional immaterial cash consideration to such exchanging holder.  The director’s beneficial ownership of our shares resulting from these transactions did not change.

In July 2023, the holders of the remaining outstanding $25 million aggregate principal amount of 2.50% Senior Guaranteed Exchangeable Bonds exchanged such bonds under the terms of the governing indenture at the applicable exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note.  As part of the transaction, we delivered 4.0 million Transocean Ltd. shares.

Subsequent events—In October 2023, holders of $60 million and $41 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds, respectively, exchanged such bonds under the terms of the governing indenture at the applicable exchange rate of 190.4762 and 290.6618 Transocean Ltd. shares, respectively, per $1,000 note.  As part of the transactions, we delivered an aggregate 26.5 million Transocean Ltd. shares, including an aggregate 3.1 million additional shares to such holders.

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

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”), and we received $1.148 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are fully and unconditionally guaranteed on an unsecured basis by Transocean Ltd. and on a limited senior secured basis by certain of our wholly owned subsidiaries.  The 8.75% Senior Secured Notes are secured by a lien on the ultra-deepwater floaters Deepwater Pontus, Deepwater Proteus and Deepwater Thalassa and the harsh environment floaters Transocean Enabler and Transocean Encourage, together with certain related assets.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.75% Senior Secured Notes on or prior to February 15, 2026 at a price equal to 100 percent of the aggregate principal amount plus a make whole premium, and subsequently, at specified redemption prices.

Subsequent event—In October 2023, we issued $325 million aggregate principal amount of 8.00% senior secured notes due September 2028 (the “8.00% Senior Secured Notes”), and we received $319 million aggregate cash proceeds, net of issue costs.  The 8.00% Senior Secured Notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean Inc. and the subsidiary owner of the ultra-deepwater floater Deepwater Aquila.  The 8.00% Senior Secured Notes are secured by the assets and earnings associated with the collateral rig and the equity of the wholly owned subsidiary that owns the collateral rig.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.00% Senior Secured Notes on or prior to September 30, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Senior guaranteed exchangeable bonds—In September 2022, we issued $300 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds in connection with exchange and purchase agreements.  Pursuant to the exchange and purchase agreements, we exchanged (the “2022 Private Exchange”) (a) $73 million aggregate principal amount of the 0.50% Exchangeable Senior Bonds for (i) $73 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds and (ii) 6.7 million warrants to purchase Transocean Ltd. shares, and (b) $43 million aggregate principal amount of the 7.25% senior notes due November 2025 for $39 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds.  Additionally, we sold $188 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds and issued 15.5 million warrants to purchase Transocean Ltd. shares for aggregate cash proceeds of $188 million, net of issue costs.  In the three and nine months ended September 30, 2022, as a result of the 2022 Private Exchange, we recognized a gain of $6 million ($0.01 per diluted share), with no tax effect, associated with the retirement of debt.  See Note 10—Equity.

Early debt retirement

During the nine months ended September 30, 2023 and 2022, we retired certain notes, as a result of repayments, redemptions or private exchanges, for which the aggregate principal amounts, cash payments and recognized gain or loss were as follows (in millions):

	Nine months ended September 30,
	2023	2022
	Redeemed	Redeemed	Exchanged	Total
5.52% Senior Secured Notes due May 2022	$—	$18	$—	$18
3.80% Senior Notes due October 2022	—	27	—	27
0.50% Exchangeable Senior Bonds due January 2023	—	18	73	91
5.375% Senior Secured Notes due May 2023	243	—	—	—
5.875% Senior Secured Notes due January 2024	311	—	—	—
7.75% Senior Secured Notes due October 2024	240	—	—	—
6.25% Senior Secured Notes due December 2024	250	—	—	—
6.125% Senior Secured Notes due August 2025	336	—	—	—
7.25% Senior Notes due November 2025	—	5	43	48
Aggregate principal amount of debt retired	$1,380	$68	$116	$184

Aggregate cash payment	$1,402	$67	$—	$67
Aggregate principal amount of debt issued in exchanges	$—	$—	$112	$112
Aggregate fair value of warrants issued in exchanges	$—	$—	$5	$5
Aggregate net gain, three-month period	$—	$1	$6	$7
Aggregate net gain (loss), nine-month period	$(32)	$1	$6	$7

Note 7—Income Taxes

Tax provision and rate—In the nine months ended September 30, 2023 and 2022, our effective tax rate was 0.9 percent and (9.6) percent, respectively, based on loss before income tax expense or benefit.  In the nine months ended September 30, 2023 and 2022, the effect of various discrete period tax items was a net tax benefit of $77 million and $14 million, respectively.  In the nine months ended September 30, 2023, such discrete items included settlements and expirations of various uncertain tax positions, changes to valuation allowances, and changes to deferred taxes due to new rig operations.  In the nine months ended September 30, 2022, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the nine months ended September 30, 2023 and 2022, our effective tax rate, excluding discrete items, was (11.7) percent and (14.9) percent, respectively, based on loss before income tax expense.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of September 30, 2023, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 690 million, equivalent to $137 million, and indirect tax of BRL 88 million, equivalent to $18 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 8—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(220)	$(28)	$(850)	$(271)

Denominator for loss per share, basic and diluted
Weighted-average shares for per share calculation	774	714	755	690

Loss per share, basic and diluted	$(0.28)	$(0.04)	$(1.13)	$(0.39)

We excluded from the computation certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Exchangeable bonds	144.6	109.0	160.7	108.4
Share-based awards	19.2	15.8	18.4	14.7
Warrants	12.1	0.2	10.3	0.1

Note 9—Contingencies

Legal proceedings

Asbestos litigation—In 2004, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in the Circuit Courts of the State of Mississippi, and in 2014, a group of similar complaints were filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  The plaintiffs generally seek awards of unspecified compensatory and punitive damages, but the court appointed special master has ruled that a Jones Act employer defendant, such as us, cannot be sued for punitive damages.  One of our subsidiaries was named in additional complaints filed in Illinois and Missouri, where the plaintiffs similarly allege that the defendants manufactured asbestos containing products or used asbestos-containing drilling mud additives in connection with land-based drilling operations.  As of September 30, 2023, seven plaintiffs have claims pending in Louisiana and 15 plaintiffs in the aggregate have claims pending in either Illinois or Missouri, in which we have or may have an interest. We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2023, the subsidiary was a defendant in approximately 231 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage in place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Note 10—Equity

Shares—In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million to acquire the outstanding equity interests of Liquila.  See Note 3—Unconsolidated Affiliates and Note 5—Long-Lived Assets.

In the three and nine months ended September 30, 2022, we received aggregate cash proceeds of $58 million and $264 million, respectively, net of issue costs, for the aggregate sale of 16.2 million and 61.0 million shares, respectively, under the at-the-market equity offering program.

Warrants—On September 30, 2022, we issued 22.2 million warrants to purchase Transocean Ltd. shares.  The warrants may be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, subject to certain anti-dilutive adjustments, and at our election, such exercise may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  The initial carrying amount of the warrants, recorded in additional paid-in capital and measured at the estimated fair value on the date of issuance, was $17 million, net of issue costs.  We estimated the fair value of the warrants by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the expected volatility of the market price for our shares.

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$594	$594	$683	$683
Restricted cash and cash equivalents	214	214	308	308
Long-term loans receivable from unconsolidated affiliates	8	8	41	43
Total debt	7,386	7,311	7,347	6,412

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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 24, 2023, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and nine harsh environment floaters.  Additionally, as of October 24, 2023, we were constructing one ultra-deepwater drillship.

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

Significant Events

Secured debt issuance—In January 2023, we issued $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”), and we received $516 million aggregate cash proceeds, net of issue costs.  In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”), and we received $1.148 billion aggregate cash proceeds, net of issue costs.  In October 2023, we issued $325 million aggregate principal amount of 8.00% senior secured notes due September 2028 (the “8.00% Senior Secured Notes”), and we received $319 million aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Early debt retirement—In January 2023, in connection with the issuance of the 8.75% Senior Secured Notes, we made an aggregate cash payment of $1.159 billion, including a make-whole premium, to redeem the remaining outstanding $311 million, $240 million, $250 million, and $336 million aggregate principal amount of the 5.875% senior secured notes due January 2024 (the “5.875% Senior Secured Notes”), the 7.75% senior secured notes due October 2024 (the “7.75% Senior Secured Notes”), the 6.25% senior secured notes due December 2024 (the “6.25% Senior Secured Notes”) and the 6.125% senior secured notes due August 2025 (the “6.125% Senior Secured Notes”), respectively.  In the nine months ended September 30, 2023, we made a cash payment of $243 million to redeem an equivalent aggregate principal amount of the outstanding 5.375% senior secured notes due May 2023 (the “5.375% Senior Secured Notes”).  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Exchanged bonds—In the nine months ended September 30, 2023, holders of the outstanding $238 million aggregate principal amount of the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) exchanged such bonds under the terms of the governing indenture, and as part of the transactions, we delivered 38.6 million Transocean Ltd. shares.  In October 2023, holders of $60 million and $41 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) and the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”), respectively, and as part of the transactions, we delivered an aggregate 26.5 million Transocean Ltd. shares, including an aggregate 3.1 million additional shares to such holders. See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Acquisition of unconsolidated affiliate—In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million to acquire the outstanding equity interests of Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”), a previously unconsolidated variable interest entity that is constructing the ultra-deepwater drillship Deepwater Aquila, and as a result, Liquila became our wholly owned subsidiary.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Asset disposal and investment in unconsolidated affiliate—In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, and related assets, with an estimated fair value of $85 million, in exchange for a noncontrolling ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”).  In the nine months ended September 30, 2023, we recognized a loss of $169 million, which had no tax effect, associated with the disposal of the rig and related assets.  See “—Operating Results,” “Liquidity and Capital Resources—Sources and uses of liquidity” and “Liquidity and Capital Resources—Drilling fleet.”

Impairment of assets held for sale—In the nine months ended September 30, 2023, we recognized an aggregate loss of $58 million, which had no tax effect, associated with the impairment of the harsh environment floaters Paul B. Loyd, Jr. and

Transocean Leader and related assets, which we determined were impaired at the time that we classified the assets as held for sale.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our industry outlook is positive based upon underlying economic factors, including numerous long-term forecasts that indicate hydrocarbons will continue to be a critical source of energy for the foreseeable future, even with significant relative growth in alternative energy technologies.  Economic forecasts indicate that countries that are not members of the Organization for Economic Co-operation and Development will continue to experience population growth and improvement in living standards, which will compound the increase in energy demand for the foreseeable future.  We believe that these factors will contribute to robust demand for oil and gas.

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

Significantly reduced offshore contracting activity during the previous downcycle has also resulted in a much smaller marketable global fleet of floating rigs available to meet the current upcycle expected customer demands, specifically with respect to the highest specification drilling units preferred by many of our customers for their projects.  In recent quarters, marketable supply and demand for deepwater and harsh environment rigs has become more balanced.  Customers are now planning further into the future to ensure availability of rigs for their drilling programs and are signing contracts with longer lead times and durations, as well as higher dayrates.  Our customers continue to pursue offshore projects in deepwater and harsh environments where rates of return and production volumes are anticipated to be very attractive, which is reflected in the resumption of postponed projects, commencement of new drilling and exploration campaigns and extensions of current drilling campaigns.

Offshore drilling activity remains robust in every major ultra-deepwater geographic sector.  Several new exploration and development programs have commenced as our customers return their focus to reserve replacement.  Consequently, tendering activity has improved meaningfully during 2023 and several multi-year tenders and direct negotiations for work in Brazil, West Africa, North America and Australia have already been awarded.  Many tenders remain active and are expected to be awarded in the fourth quarter of 2023 and into 2024.

South America, the Gulf of Mexico and, increasingly, Africa are key ultra-deepwater market sectors.  In the last 18 months, we observed significant increases in dayrates for projects in the U.S. Gulf of Mexico and Brazil.  These trends are expected to continue and expand to other deepwater sectors.

In Norway, the largest market for harsh environment rigs, we forecast that only a limited number of new projects will commence before the end of 2023 but anticipate demand for rigs in this market sector will accelerate thereafter and extend through at least 2027 due to previously enacted Norwegian tax incentive programs.  However, rig availability for this region is decreasing as rigs have departed or are expected to depart the Norwegian Continental Shelf for emerging harsh environment markets in other countries or regions that require high-specification, high-efficiency semisubmersibles.  These include the United Kingdom, Namibia, Australia and the Eastern Mediterranean Sea.  All else being equal, we believe that the demand – supply imbalance is likely to have a favorable influence on dayrates and terms as operators’ seek to entice rigs to return to the Norwegian Continental Shelf in the future.

Given the limited number of rigs that are currently qualified to operate in the Norwegian Continental Shelf, we anticipated that the departure of these rigs may create a supply deficit of high-specification rigs starting in 2024, which, in the context of the anticipated increases in demand, would accelerate dayrate increases for the assets remaining in the region.  In recent months, we have indeed witnessed a significant improvement in fixtures for harsh environment assets.

As we project that this increased demand for both our asset groups will be sustained in the coming years, and as there are now fewer high-specification offshore drilling rigs capable of operating in these markets, we believe this demand will support further improvement of dayrates and prompt the reactivations of cold stacked rigs and the delivery of the remaining stranded newbuild assets.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 18, 2023, the uncommitted fleet rates for the remainder of 2023 and each of the four years in the period ending December 31, 2027 were as follows:

	2023	2024	2025	2026	2027
Uncommitted fleet rate
Ultra-deepwater floaters	43%	46%	61%	69%	79%
Harsh environment floaters	11%	22%	48%	82%	94%

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

	October 18,	July 19,	February 9,
	2023	2023	2023

	(in millions)
Contract backlog
Ultra-deepwater floaters	$7,426	$7,164	$7,378
Harsh environment floaters	1,969	2,075	1,159
Total contract backlog	$9,395	$9,239	$8,537

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

	Three months ended
	September 30,	June 30,	September 30,
	2023	2023	2022
Average daily revenue
Ultra-deepwater floaters	$406,500	$380,600	$326,600
Harsh environment floaters	$357,400	$332,000	$374,000
Total fleet average daily revenue	$391,300	$367,000	$343,400

Our average daily revenue fluctuates relative to market conditions and our revenue efficiency.  The average daily revenue may be affected by incentive performance bonuses or penalties or demobilization fee revenues.  Revenues for a newbuild unit are included in the calculation when the rig commences operations upon acceptance by the customer.  We remove a rig from the calculation upon disposal or classification as held for sale, unless we continue to operate the rig, in which case we remove the rig upon completion or novation of the contract.

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

	Three months ended
	September 30,	June 30,	September 30,
	2023	2023	2022
Revenue efficiency
Ultra-deepwater floaters	94.3%	97.3%	93.5%
Harsh environment floaters	98.1%	96.8%	97.5%
Total fleet average revenue efficiency	95.4%	97.2%	95.0%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2023	2023	2022
Rig utilization
Ultra-deepwater floaters	45.0%	53.7%	53.1%
Harsh environment floaters	63.0%	57.7%	75.7%
Total fleet average rig utilization	49.4%	54.7%	59.4%

Our rig utilization rate declines as a result of idle and stacked rigs and during shipyard, contract preparation and mobilization periods.  We include newbuilds in the calculation when the rigs commence operations upon acceptance by the customer.  We remove a rig from the calculation upon disposal or classification as held for sale, unless we continue to operate the rig, in which case we remove the rig upon completion or novation of the contract.  Accordingly, our rig utilization can increase when we remove idle or stacked units from our fleet.

Operating Results

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2023	2022	Change	% Change

	(In millions, except day amounts and percentages)
Operating days	1,682	1,948	(266)	(14)%
Average daily revenue	$391,300	$343,400	$47,900	14%
Revenue efficiency	95.4%	95.0%
Rig utilization	49.4%	59.4%

Contract drilling revenues	$713	$691	$22	3%

Operating and maintenance expense	(524)	(411)	(113)	(27)%
Depreciation and amortization expense	(192)	(182)	(10)	(5)%
General and administrative expense	(44)	(42)	(2)	(5)%
Loss on impairment of assets	(5)	—	(5)	nm
Loss on disposal of assets, net	(3)	(3)	—	nm
Operating income (loss)	(55)	53	(108)	nm

Other income (expense), net
Interest income	12	9	3	33%
Interest expense, net of amounts capitalized	(232)	(96)	(136)	nm
Gain on retirement of debt	—	7	(7)	nm
Other, net	12	(6)	18	nm
Loss before income tax benefit	(263)	(33)	(230)	nm
Income tax benefit	43	5	38	nm
Net loss	$(220)	$(28)	$(192)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the following: (a) approximately $60 million resulting from higher average daily revenues, (b) approximately $55 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Atlas and Deepwater Titan recently placed into service, (c) approximately $15 million resulting from higher reimbursement revenues and (d) approximately $10 million resulting from improved efficiency for the fleet.  These increases were partially offset by the following: (a) approximately $115 million resulting from reduced utilization, primarily from our harsh environment floaters that were under mobilization or contract preparation for their next contract, and (b) approximately $5 million resulting from reduced early termination revenues.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the following: (a) approximately $45 million resulting from reactivation and contract preparation, (b) approximately $30 million resulting from the operations of our two newbuild ultra-deepwater floaters recently placed into service, (c) approximately $20 million resulting from the effect of inflation on personnel-related and maintenance costs and (d) approximately $15 million resulting from higher reimbursable costs.  These increases were partially offset by approximately $5 million resulting from reduced in-service maintenance costs.

Depreciation and amortization expense increased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to (a) approximately $19 million of increased depreciation resulting from our newbuild ultra-deepwater floater and other property and equipment placed into service since September 2022, partially offset by (b) approximately $7 million of reduced depreciation resulting from the disposal of one rig and the classification of two rigs as held for sale.

Other income and expense—Interest expense, net of amounts capitalized, increased in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to the following: (a) $93 million increased interest resulting from the fair value adjustment of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds and (b) $46 million increased interest resulting from debt issued since September 2022, partially offset by (c) $30 million decreased interest resulting from debt repaid as scheduled or early retired since September 2022.

Other income, net, increased in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to (a) increased income of $15 million associated with equity in earnings of our equity investments, (b) increased income of $6 million associated with our dual-activity patent and (c) an increased gain of $4 million resulting from net changes to currency exchange rates, partially offset by (d) reduced income of approximately $5 million associated with management and service fees from our affiliates.

Income tax expense or benefit—In the three months ended September 30, 2023 and 2022, our effective tax rate was 16.3 percent, based on loss before income tax expense or benefit.  In the three months ended September 30, 2023 and 2022, the effect of various discrete period tax items was a net tax benefit of $65 million and $6 million, respectively.  In the three months ended September 30, 2023, such discrete items included settlement of various uncertain tax positions and changes to valuation allowances.  In the three months ended September 30, 2022, such discrete items included expiration of various uncertain tax positions, changes to valuation allowances and return to accrual adjustments.  In the three months ended September 30, 2023 and 2022, our effective tax rate, excluding discrete items, was (8.7) percent and (1.2) percent, respectively, based on loss before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended September 30, 2023, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Brazil, Cyprus, Suriname, Colombia, Australia, Norway, Nigeria and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2023	2022	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	5,288	5,626	(338)	(6)%
Average daily revenue	$373,800	$344,600	$29,200	8%
Revenue efficiency	96.8%	95.9%
Rig utilization	52.0%	56.7%

Contract drilling revenues	$2,091	$1,969	$122	6%

Operating and maintenance expense	(1,417)	(1,256)	(161)	(13)%
Depreciation and amortization expense	(560)	(549)	(11)	(2)%
General and administrative expense	(137)	(127)	(10)	(8)%
Loss on impairment of assets	(58)	—	(58)	nm
Loss on disposal of assets, net	(173)	(6)	(167)	nm
Operating income (loss)	(254)	31	(285)	nm

Other income (expense), net
Interest income	42	15	27	nm
Interest expense, net of amounts capitalized	(649)	(298)	(351)	nm
Gain (loss) on retirement of debt	(32)	7	(39)	nm
Other, net	35	(2)	37	nm
Loss before income tax (expense) benefit	(858)	(247)	(611)	nm
Income tax (expense) benefit	8	(24)	32	nm
Net loss	$(850)	$(271)	$(579)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the following: (a) approximately $140 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Atlas and Deepwater Titan recently placed into service, (b) approximately $130 million resulting from higher average daily revenues, (c) approximately $25 million resulting from improved efficiency for the fleet, (d) approximately $20 million resulting from higher reimbursement revenues and (e) approximately $10 million resulting from increased early termination revenues.  These increases were partially offset by approximately $205 million resulting from reduced utilization, primarily for our harsh environment floaters that were under mobilization or contract preparation for their next contract.

Costs and expenses—Operating and maintenance costs and expenses increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the following: (a) approximately $75 million resulting from reactivation and contract preparation, (b) approximately $65 million resulting from our two newbuild ultra-deepwater floaters recently placed into service, (c) approximately $25 million resulting from the effect of inflation on personnel-related and maintenance costs and (d) approximately $20 million resulting from higher reimbursable costs.  These increases were partially offset by the following: (a) approximately $10 million resulting from reduced activity, (b) approximately $10 million resulting from the favorable effect of currency exchange rates on personnel-related costs and (c) approximately $5 million resulting from reduced in-service maintenance costs.

Depreciation and amortization expense increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to (a) approximately $36 million of increased depreciation associated with our newbuild ultra-deepwater floater and other property and equipment placed into service since September 2022, partially offset by (b) approximately $16 million of reduced depreciation resulting from the disposal of one rig and the classification of two rigs as held for sale and (c) approximately $10 million of reduced depreciation resulting from assets that had reached the end of their useful lives or had been retired.

General and administrative costs and expenses increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to (a) approximately $14 million resulting from increased personnel costs and (b) approximately $4 million resulting from increased costs for information systems and technology, partially offset by (d) approximately $7 million resulting from reduced innovation costs.

Loss on impairment or disposal of assets—In the nine months ended September 30, 2023, we recognized a loss of $58 million associated with the impairment of certain assets classified as held for sale.

In the nine months ended September 30, 2023, we recognized a loss of $169 million associated with our non-cash contribution of the ultra-deepwater drillship Ocean Rig Olympia and related assets in exchange for a noncontrolling ownership interest in GSR.

Other income and expense—Interest expense, net of amounts capitalized, increased in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the following: (a) $272 million resulting from the fair value adjustment of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds and (b) $144 million resulting from debt issued since September 2022, partially offset by (c) $85 million resulting from debt repaid as scheduled or early retired.

In the nine months ended September 30, 2023, we recognized an aggregate net loss of $32 million associated with the early retirement of $1.38 billion aggregate principal amount of our debt securities.

Other income, net, increased in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to (a) an increased gain of $19 million resulting from net changes to currency exchange rates, (b) increased income of $14 million associated with our dual-activity patent and (c) increased income of $5 million related to the non-service components of net periodic benefit income.

Income tax expense or benefit—In the nine months ended September 30, 2023 and 2022, our effective tax rate was 0.9 percent and (9.6) percent, respectively, based on loss before income tax expense or benefit.  In the nine months ended September 30, 2023 and 2022, the effect of various discrete period tax items was a net tax benefit of $77 million and $14 million, respectively.  In the nine months ended September 30, 2023, such discrete items included settlements and expirations of various uncertain tax positions, changes to valuation allowances, and changes to deferred taxes due to new rig operations.  In the nine months ended September 30, 2022, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the nine months ended September 30, 2023 and 2022, our effective tax rate, excluding discrete items, was (11.7) percent and (14.9) percent, respectively, based on loss before income tax expense.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the nine months ended September 30, 2023, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Brazil, Cyprus, Suriname, Colombia, Australia, Norway, Nigeria and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At September 30, 2023, we had $594 million in unrestricted cash and cash equivalents and $214 million in restricted cash and cash equivalents.  In the nine months ended September 30, 2023, our primary sources of cash were net cash proceeds from issuance of debt and net cash provided by operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Nine months ended
	September 30,
	2023	2022	Change

	(in millions)
Cash flows from operating activities
Net loss	$(850)	$(271)	$(579)
Non-cash items, net	1,230	744	486
Changes in operating assets and liabilities, net	(314)	(203)	(111)
	$66	$270	$(204)

Net cash provided by operating activities decreased primarily due to increased disbursements made in connection with contract preparation and mobilization activities for seven rigs under new or upcoming contracts.

	Nine months ended
	September 30,
	2023	2022	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(207)	$(308)	$101
Investments in equity of unconsolidated affiliates	(10)	(27)	17
Investment in loans to unconsolidated affiliates	(3)	(2)	(1)
Proceeds from disposal of assets, net	10	4	6
Proceeds from acquisition of unconsolidated affiliate	7	—	7
	$(203)	$(333)	$130

Net cash used in investing activities decreased primarily due to (a) reduced capital expenditures related to our newbuild construction program and (b) reduced cash invested in the equity of our unconsolidated affiliates.

	Nine months ended
	September 30,
	2023	2022	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(1,707)	$(453)	$(1,254)
Proceeds from issuance of debt, net of issue costs	1,664	176	1,488
Proceeds from issuance of shares, net of issue costs	—	264	(264)
Proceeds from issuance of warrants, net of issue costs	—	12	(12)
Other, net	(3)	(7)	4
	$(46)	$(8)	$(38)

Net cash used in financing activities increased primarily due to (a) repayments of $1.38 billion aggregate principal amount of certain of our debt securities in the current-year period and (b) net cash proceeds from the issuance of shares under the at-the-market equity offering program with no comparable activity in the current-year period, partially offset by (c) net cash proceeds from the issuance of $1.175 billion aggregate principal amount of 8.75% Senior Secured Notes and $525 million aggregate principal amount of 8.375% Senior Secured Notes in the current-year period.

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

We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  Among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or if general general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

We continue to evaluate additional potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity.  In each case subject to then existing market conditions and our expected liquidity needs, among other factors, we may continue to use existing unrestricted cash balances, internally generated cash flows and proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging one or more existing series of our debt securities in the open market, in privately negotiated transactions, through tender offers or through exchange offers for our debt and equity-linked securities.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.

Our ability and willingness to access the debt and equity markets is a function of a variety of factors, including, among others, general economic, industry or market conditions, market perceptions of us and our industry and credit rating agencies’ views of our debt.  General economic or market conditions could have an adverse effect on our business and financial position and on the business and financial position of our customers suppliers and lenders and could affect our ability to access the capital markets on acceptable terms or at all and our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events could impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Additionally, the rating of our long-term debt is below investment grade, which is causing us to experience increased fees and interest rates under our Secured Credit Facility and agreements governing certain of our senior notes.  Future downgrades may further restrict our ability to access the debt market for sources of capital and may negatively impact the cost of such capital at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.

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

In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale and leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At October 24, 2023, we had no borrowings outstanding, $13 million of letters of credit issued, and we had $587 million of available borrowing capacity under the Secured Credit Facility.

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

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% Senior Secured Notes, and we received $1.148 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are secured by a lien on the ultra-deepwater floaters Deepwater Pontus, Deepwater Proteus and Deepwater Thalassa and the harsh environment floaters Transocean Enabler and Transocean Encourage, together with certain related assets.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.75% Senior Secured Notes on or prior to February 15, 2026 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

In October 2023, we issued $325 million aggregate principal amount of the 8.00% Senior Secured Notes, and we received $319 million aggregate cash proceeds, net of issue costs.  The 8.00% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Aquila and the equity of the wholly owned subsidiary that owns the collateral rig.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.00% Senior Secured Notes on or prior to September 30, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

Early debt retirement—In January 2023, in connection with the issuance of the 8.75% Senior Secured Notes, we made an aggregate cash payment of $1.159 billion, including a make-whole premium, to redeem the remaining outstanding $311 million, 240 million, $250 million, and $336 million aggregate principal amount of the 5.875% Senior Secured Notes, the 7.75% Senior Secured Notes, the 6.25% Senior Secured Notes and the 6.125% Senior Secured Notes, respectively.  In the nine months ended September 30, 2023, we made a cash payment of $243 million to redeem an equivalent aggregate principal amount of the outstanding 5.375% Senior Secured Notes, and as a result, the noteholders subsequently released the mortgages on the secured rigs and $40 million from the restricted cash account.

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

Exchangeable bonds—In the nine months ended September 30, 2023, holders of the outstanding $238 million aggregate principal amount of the 2.50% Senior Guaranteed Exchangeable Bonds exchanged such bonds under the terms of the governing indenture, and we delivered 38.6 million Transocean Ltd. shares.  In October 2023, holders of $60 million and $41 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds, respectively, exchanged such bonds under the terms of the governing indenture at the applicable exchange rate of 190.4762 and 290.6618 Transocean Ltd. shares, respectively, per $1,000 note, and we delivered an aggregate 26.5 million Transocean Ltd. shares, including an aggregate 3.1 million additional shares to such holders.

Each of the indentures that governs the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds requires such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.  Additionally, if exchanged by holders, such exchange may be settled in cash, Transocean Ltd. shares or a combination of cash and Transocean Ltd. shares, at our election.

Acquisition—In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million to acquire the outstanding equity ownership interests of Liquila, which included 2.0 million Transocean Ltd. shares with an aggregate value of $16.4 million being issued to Perestroika (Cyprus) Ltd., an entity affiliated with one of our directors that beneficially owns approximately

11 percent of our shares (“Perestroika”), to acquire Perestroika’s 13.33 percent ownership interest in Liquila, and as a result, Liquila became our wholly owned subsidiary.

Equity and debt investments—In September 2023, we agreed to exchange a loan receivable with an original investment of $33 million, together with accrued interest, for an additional non-cash equity investment in Orion Holdings (Cayman) Limited (“Orion”).  In the year ended December 31, 2022, we made an aggregate cash investment of $25 million in the equity of certain unconsolidated affiliates that own drilling units, including a cash contribution of $15 million to Liquila, which was used by Liquila to make the initial payment to the shipyard for the construction of the ultra-deepwater drillship Deepwater Aquila, and an additional cash contribution of $10 million to Orion.

We also invest in the equity and debt of certain other unconsolidated affiliates that are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety in drilling and other activities.  In the nine months ended September 30, 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia and related assets, with an estimated fair value of $85 million, in exchange for a noncontrolling ownership interest in GSR, a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.  We also hold an equity investment in Nauticus Robotics, Inc., a company that develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them, which, following the completion of a business combination with a publicly traded special purpose acquisition company in September 2022, became a publicly listed company, the common shares of which trade on the NASDAQ exchange under the ticker symbol “KITT.”  Additionally, we hold equity and debt investments in Ocean Minerals LLC, the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that intends to extract polymetallic nodules, for which we retain a priority right to provide the deepwater nodule extraction services.

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

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At September 30, 2023, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.54 billion.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Contractual obligations and other commercial commitments—As of September 30, 2023, with exception of the following, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022.

		Twelve months ending September 30,
	Total	2024	2025 - 2026	2027 - 2028	Thereafter

	(in millions)
Debt	$7,069	$341	$2,244	$2,472	$2,012
Interest on debt	2,368	446	753	409	760
Total	$9,437	$787	$2,997	$2,881	$2,772

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

Historical and projected capital expenditures and non-cash capital additions for our newbuild construction projects were as follows:

		Total costs	Expected
		for the	costs for the	Expected
	Total costs	nine months	three months	costs for the	Total
	through	ended	ending	year ending	estimated
	December 31,	September 30,	December 31,	December 31,	costs at
	2022	2023	2023	2024	completion

	(in millions)
Deepwater Aquila (a)	$-	$129	$217	$104	$450
Deepwater Titan (b)	1,052	105	18	—	1,175
Deepwater Atlas (c)	954	37	14	—	1,005
Total	$2,006	$271	$249	$104	$2,630
(a)	In September 2023, we acquired Deepwater Aquila, an ultra-deepwater drillship under construction for Liquila, a previously unconsolidated variable interest entity, by acquiring the outstanding ownership interests in Liquila. The seventh generation, high-specification drillship is designed to be equipped with our patented dual activity, a 1,400 short-ton hookload, large deck space, high load capacities and will be dual-stack ready. The rig is expected to commence operations under its drilling contract in mid-2024.
(b)	In May 2023, we completed construction of the ultra-deepwater drillship Deepwater Titan, and it commenced operations under its drilling contract. Deepwater Titan is equipped with two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.
(c)	In October 2022, we completed construction of the ultra-deepwater drillship Deepwater Atlas, and it commenced the first of two phases of operations using a 15,000 pounds per square inch blowout preventer. Before the start of the second phase of operations, the rig will undergo installation of a 20,000 pounds per square inch blowout preventer and related equipment, which is expected to be commissioned in the fourth quarter of 2023.

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

Dispositions—From time to time, we may also review the possible disposition of certain drilling assets.  During the nine months ended September 30, 2023, we committed to the sale of two harsh environment floaters, and we made a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, together with related assets and a cash contribution of $10 million, as consideration for a noncontrolling equity interest in an unconsolidated affiliate.  Considering market conditions, we have previously committed to plans to sell certain lower specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2022.  As of September 30, 2023, there have been no material changes to the critical accounting policies and estimates on which our judgments, assumptions and estimates are based.

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

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The expected maturity amounts, presented below, include both principal and other installments, representing the contractual interest payments resulting from previously restructured debt.  The following table presents information as of September 30, 2023 (in millions, except interest rate percentages):

	Twelve months ending September 30,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$341	$492	$1,752	$1,938	$534	$2,012	$7,069	$7,311
Average interest rate	5.79%	6.18%	6.49%	5.10%	7.78%	7.35%

At September 30, 2023 and December 31, 2022, the fair value of our outstanding debt was $7.31 billion and $6.41 billion, respectively.  During the nine months ended September 30, 2023, the fair value of our debt increased by $899 million due to the following: (a) an increase of $1.68 billion due to the issuance of the 8.375% senior secured notes due February 2028 and the 8.75% senior secured notes due February 2030, (b) a net increase of $1.04 billion resulting from changes in the market prices of our outstanding debt, partially offset by (c) a decrease of $1.36 billion due to early retirements, (d) a decrease of $241 million due to the exchange of the 2.50% senior guaranteed exchangeable bonds due January 2027 for our shares and (e) a decrease of $216 million due to scheduled repayments.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2023, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.

We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc., our wholly owned subsidiary, received a letter from the United States (the “U.S.”) Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to records retention, reporting requirements, discharges, permit limits, inspections and maintenance, and the submission of monitoring reports.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which remain ongoing, and the enforcement action will likely result in our agreeing to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance and to pay a monetary penalty, which we believe at this time would be immaterial.  We do not believe that the enforcement action would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flow.  If our current expectations relating to these costs prove to be inaccurate, future expenditures may exceed our accrued amounts.

In addition to the legal proceedings described above, we may from time to time identify other matters that we monitor through our compliance program or in response to events arising generally within our industry and in the markets where we do business.  We evaluate matters on a case-by-case basis, investigate allegations in accordance with our policies and cooperate with applicable governmental authorities.  Through the process of monitoring and proactive investigation, we strive to ensure no violation of our policies, Code of Integrity or law has occurred or will occur; however, we can provide no assurance as to the outcome of these matters.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
July 2023	—	$—	—	$3,543
August 2023	—	—	—	3,543
September 2023	—	—	—	3,543
Total	—	$—	—	$3,543
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At September 30, 2023, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.54 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended September 30, 2023, no director or officer of Transocean adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
(a)	Exhibits

The following exhibits are filed in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 14, 2023
3.2	Organizational Regulations of Transocean Ltd., amended effective as of May 12, 2023	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 16, 2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022; (ii) our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022; (iii) our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022, (iv) our condensed consolidated statements of equity for the three and nine months ended September 30, 2023 and 2022; (v) our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on October 31, 2023.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)