Form 10-K
period 2023-12-31
Transocean Ltd.
filed 2024-02-21
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, 766,655,180 shares were outstanding and the aggregate market value of shares held by non-affiliates was approximately $5.37 billion (based on the reported closing market price of the shares of Transocean Ltd. on June 30, 2023 of $7.01 per share and assuming that all directors and executive officers of the Company are “affiliates,” although the Company does not acknowledge that any such person is actually an “affiliate” within the meaning of the federal securities laws).  As of February 14, 2024, 809,030,846 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2023, for its 2024 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10-K.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

Forward-Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934.  Forward-looking statements in this annual report include, but are not limited to, statements about the following subjects:

◾	the effect of any disputes and actions with respect to production levels by, among or between major oil and gas producing countries and any expectations we may have with respect thereto;
◾	our results of operations, our cash flow from operations, our revenue efficiency and other performance indicators and optimization of rig-based spending;
◾	the offshore drilling market, including the effects of variations in commodity prices, supply and demand, utilization rates, dayrates, customer drilling programs, stacking and reactivation of rigs, effects of new rigs on the market, the impact of changes to regulations in jurisdictions in which we operate and changes in the global economy or market outlook for our industry, our rig classes or the various geographies in which we operate;
◾	customer drilling contracts, including contract backlog, force majeure provisions, contract awards, commencements, extensions, cancellations, terminations, renegotiations, contract option exercises, contract revenues, early termination fees, indemnity provisions and rig mobilizations;
◾	the addition of renewable or other energy alternatives to meet local, regional or global demand for energy, the commitment, by us or our customers, to reduce greenhouse gas emissions or operating intensity thereof;
◾	liquidity, including availability under our bank credit agreement, and adequacy of cash flows for our obligations;
◾	debt levels, including interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, alleged defaults and discussions with creditors related thereto;
◾	newbuild, upgrade, shipyard, reactivations and other capital projects, including the level of expected capital expenditures and the timing and cost of completing capital projects, delivery and operating commencement dates, relinquishment or abandonment, expected downtime and lost revenues;
◾	the cost and timing of acquisitions, reactivations and the proceeds and timing of dispositions;
◾	tax matters, including our effective tax rate, uncertain tax positions, changes in tax laws, treaties and regulations, tax assessments, tax incentive programs and liabilities for tax issues in the tax jurisdictions in which we operate or have a taxable presence;
◾	legal and regulatory matters, including results and effects of current or potential legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;
◾	insurance matters, risk tolerance and risk response, including adequacy of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
◾	effects of accounting changes and adoption of accounting policies; and
◾	investment in recruitment, retention and personnel development initiatives, the timing of, and other matters concerning, severance payments, benefit payments and maintaining agreements with labor unions.

Forward-looking statements in this annual report are identifiable by use of the following words and other similar expressions:

◾	anticipates	◾	budgets	◾	estimates	◾	forecasts	◾	may	◾	plans	◾	projects	◾	should
◾	believes	◾	could	◾	expects	◾	intends	◾	might	◾	predicts	◾	scheduled

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾	those described under “Item 1A. Risk Factors” in this annual report on Form 10-K;
◾	the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries and other oil and natural gas producing countries with respect to production levels or other matters related to the prices of oil and natural gas;
◾	the adequacy of and access to our sources of liquidity;
◾	our inability to renew drilling contracts at comparable, or improved, dayrates and to obtain drilling contracts for our rigs that do not have contracts;
◾	operational performance;
◾	the cancellation of drilling contracts currently included in our reported contract backlog;
◾	losses on impairment of long-lived assets;
◾	shipyard, construction and other delays;
◾	the results of meetings of our shareholders;
◾	changes in political, social and economic conditions;
◾	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies
◾	the effects of public health threats, pandemics and epidemics and the potential adverse impacts thereof; and
◾	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

PART I

Item 1.Business

Overview

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” the “Company,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 14, 2024, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and nine harsh environment floaters.  Additionally, as of February 14, 2024, we were constructing one ultra-deepwater drillship.

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

Transocean Ltd. is a Swiss corporation with its registered office in Steinhausen, Canton of Zug and with principal executive offices located at Turmstrasse 30, 6312 Steinhausen, Switzerland.  Our telephone number at that address is +41 41 749-0500.  Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  For information about the revenues, operating income, assets and other information related to our business and the geographic areas in which we operate, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Business, Note 5—Revenues and Note 7—Long-Lived Assets.”

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

Drillships are floating vessels that are shaped like conventional ships, generally self-propelled and considered to be the most mobile of the major rig types.  Drillships typically have greater deck load and storage capacity than semisubmersible rigs, which provides logistical and resupply efficiency benefits for customers.  Drillships are generally better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  All of our high-specification drillships are equipped with dynamic positioning thruster systems, which allows them to maintain position without anchors through the use of onboard propulsion and station-keeping systems.  We have two ultra-deepwater drillships that are equipped with an industry-leading, 1,700 short ton hoisting capacity.  We have 23 ultra-deepwater drillships that are, and one ultra-deepwater drillship under construction that will be, equipped with our patented dual-activity technology.  Dual-activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential manner, which reduces critical path activity and improves efficiency in both exploration and development drilling.

Semisubmersibles are floating vessels that can be partially submerged by means of a water ballast system such that the lower column sections and pontoons are below the water surface during drilling operations.  Semisubmersibles are known for stability, making them well suited for operating in rough sea conditions.  Semisubmersible floaters are capable of maintaining their position over a well either through dynamic positioning or the use of mooring systems.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units are self-propelled and move between locations under their own power when afloat on pontoons.  Four of our 12 semisubmersibles are equipped with dual-activity technology and also have mooring capability.  Two of these four dual-activity units are custom-designed, high-capacity semisubmersible drilling rigs, equipped for year-round operations in harsh environments, such as those of the Norwegian continental shelf and sub-Arctic waters.

Our fleet consists of ultra-deepwater drillships and semisubmersibles and harsh environment semisubmersibles that are designed with high-specification capabilities to operate in the technically demanding regions of the global offshore drilling business.  Ultra-deepwater floaters are equipped with high-pressure mud pumps and are capable of drilling in water depths of 4,500 feet or greater.  Harsh environment floaters are capable of drilling in harsh environments in water depths between 1,500 and 10,000 feet and typically have greater displacement than other semisubmersibles, which offers larger variable load capacity, more useable deck space and better motion characteristics.

Fleet status—Depending on market conditions, we may idle or stack our non-contracted rigs.  An idle rig is between drilling contracts, readily available for operations, and operating costs are typically at or near normal operating levels.  A stacked rig typically has reduced operating and maintenance costs, is staffed by a reduced crew or has no crew and is (a) preparing for an extended period of inactivity, (b) expected to continue to be inactive for an extended period, or (c) completing a period of extended inactivity.  Stacked rigs will continue to incur operating costs at or above normal operating levels for approximately 30 days following initiation of stacking.  Some idle rigs and all stacked rigs require additional costs to return to service.  The actual cost to return to service, which in many instances could be significant and could fluctuate over time, depends upon various factors, including the availability and cost of shipyard facilities, the cost of equipment and materials, the extent of repairs, maintenance and commercial upgrades that may ultimately be required, the length of time a rig has spent in stacking mode and the time and cost of assembling and training crew.  We consider these factors, together with market conditions, length of contract, dayrate and other contract terms, when deciding whether to return a stacked rig to service.  We may not return some stacked rigs to work for drilling services.

Drilling units—The following tables, presented as of February 14, 2024, provide certain specifications for our rigs.  Unless otherwise noted, the stated location of each rig indicates either the current drilling location, if the rig is operating, or the next operating location, if the rig is in shipyard with a follow-on contract.  The dates provided represent the expected time of completion, the year placed into service, and, if applicable, the year of the most recent upgrade.  As of February 14, 2024, we owned all of the drilling rigs in our fleet noted in the tables below, except for the following: (1) the ultra-deepwater floater Petrobras 10000, which is subject to a finance lease through August 2029 and (2) the harsh environment floater Transocean Norge, which is owned through our noncontrolling equity ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”).

		Year	Hook	Water	Drilling		Contracted
		entered	load	depth	depth		location or
		service /	capacity	capacity	capacity		standby
Rig category and name	Type	upgraded	(short tons)	(in feet)	(in feet)	Specifications	status
Ultra-deepwater floaters (28)
Deepwater Titan	Drillship	2023	1,700	12,000	40,000	(a) (b) (c)	U.S. Gulf
Deepwater Atlas	Drillship	2022	1,700	12,000	40,000	(a) (b) (d)	U.S. Gulf
Deepwater Poseidon	Drillship	2018	1,400	12,000	40,000	(a) (b) (e) (f)	U.S. Gulf
Deepwater Pontus	Drillship	2017	1,400	12,000	40,000	(a) (b) (e) (f)	U.S. Gulf
Deepwater Conqueror	Drillship	2016	1,400	12,000	40,000	(a) (b) (e) (f)	U.S. Gulf
Deepwater Proteus	Drillship	2016	1,400	12,000	40,000	(a) (b) (e) (f)	U.S. Gulf
Deepwater Thalassa	Drillship	2016	1,400	12,000	40,000	(a) (b) (e) (f)	U.S. Gulf
Deepwater Asgard	Drillship	2014	1,400	12,000	40,000	(a) (b) (e)	U.S. Gulf
Deepwater Invictus	Drillship	2014	1,400	12,000	40,000	(a) (b) (e)	U.S. Gulf
Ocean Rig Apollo	Drillship	2015	1,250	12,000	40,000	(a) (b)	Stacked
Ocean Rig Athena	Drillship	2014	1,250	12,000	40,000	(a) (b)	Stacked
Deepwater Skyros	Drillship	2013	1,250	12,000	40,000	(a) (b)	Angola
Ocean Rig Mylos	Drillship	2013	1,250	12,000	40,000	(a) (b) (e)	Stacked
Discoverer Inspiration	Drillship	2010	1,130	12,000	40,000	(a) (b) (e)	Idle
Discoverer India	Drillship	2010	1,130	12,000	40,000	(a) (b)	Stacked
Discoverer Americas	Drillship	2009	1,130	12,000	40,000	(a) (b)	Stacked
Discoverer Clear Leader	Drillship	2009	1,130	12,000	40,000	(a) (b) (e)	Stacked
Deepwater Corcovado	Drillship	2011	1,000	10,000	35,000	(a) (b)	Brazil
Deepwater Mykonos	Drillship	2011	1,000	10,000	35,000	(a) (b)	Brazil
Deepwater Orion	Drillship	2011	1,000	10,000	35,000	(a) (b)	Brazil
Deepwater Champion	Drillship	2011	1,000	12,000	40,000	(a) (b)	Stacked
Dhirubhai Deepwater KG2	Drillship	2010	1,000	12,000	35,000	(a)	Brazil
Development Driller III	Semisubmersible	2009	1,000	7,500	37,500	(a) (b) (g)	Idle
Petrobras 10000	Drillship	2009	1,000	12,000	37,500	(a) (b)	Brazil
Dhirubhai Deepwater KG1	Drillship	2009	1,000	12,000	35,000	(a)	India
GSF Development Driller I	Semisubmersible	2005	1,000	7,500	37,500	(a) (b) (g)	Stacked
Deepwater Nautilus	Semisubmersible	2000	1,000	8,000	30,000	(g)	Stacked
Discoverer Luanda	Drillship	2010	750	7,500	40,000	(a) (b)	Stacked

Harsh environment floaters (9)
Transocean Norge	Semisubmersible	2019	1,000	10,000	40,000	(a) (g) (h)	Norwegian N. Sea
Transocean Spitsbergen	Semisubmersible	2010	1,000	10,000	30,000	(a) (g) (h) (i)	Norwegian N. Sea
Transocean Barents	Semisubmersible	2009	1,000	10,000	30,000	(a) (g) (i)	Romania
Transocean Enabler	Semisubmersible	2016	750	1,640	28,000	(a) (g) (h)	Norwegian N. Sea
Transocean Encourage	Semisubmersible	2016	750	1,640	28,000	(a) (g) (h)	Norwegian N. Sea
Transocean Endurance	Semisubmersible	2015	750	1,640	28,000	(a) (g) (h)	Australia
Transocean Equinox	Semisubmersible	2015	750	1,640	28,000	(a) (g) (h)	Australia
Henry Goodrich	Semisubmersible	1985/2007	750	5,000	30,000	(g)	Stacked
Paul B. Loyd, Jr.	Semisubmersible	1990	750	2,000	25,000	(g) (j)	U.K. N. Sea
(a)	Dynamically positioned.
(b)	Patented dual activity.
(c)	Two 20,000 psi blowout preventers.
(d)	One 15,000 psi blowout preventer and one 20,000 psi blowout preventer.
(e)	Two 15,000 psi blowout preventers.
(f)	Designed to accommodate a future upgrade to 20,000 psi blowout preventer(s).
(g)	Moored.
(h)	Automated drilling control.
(i)	Dual activity.
(j)	On February 15, 2024, we completed the sale of Paul B. Loyd, Jr. and related assets.

			Hook	Water	Drilling
			load	depth	depth
		Expected	capacity	capacity	capacity		Contracted
Rig category and name	Type	completion	(short tons)	(feet)	(feet)	Specifications	location
Rigs under construction (1)
Ultra-deepwater floaters
Deepwater Aquila	Drillship	2Q24	1,400	12,000	40,000	(a) (b) (c) (d)	Brazil
(a)	To be dynamically positioned.
(b)	To be equipped with our patented dual activity.
(c)	To be equipped with main hoisting capacity of 1,400 short tons.
(d)	To be equipped with one 15,000 psi blowout preventer and designed to accommodate a future 20,000 psi blowout preventer.

Drilling Contracts

Our offshore drilling services contracts are individually negotiated and vary in their terms and conditions.  We obtain most of our drilling contracts through bidding processes in competition against other drilling services contractors and through direct negotiations with operators.  Drilling contracts generally provide for payment on a dayrate basis, typically with higher rates for periods when drilling operations are optimized and, conversely, lower or zero rates for periods during which the drilling unit is not mobilized or when drilling operations are interrupted or restricted, whether due to equipment breakdowns, adverse environmental conditions, regulatory approvals or otherwise.  A dayrate drilling contract generally extends over a period of time either covering the drilling of a single well or group of wells or covering a stated term.  At December 31, 2023, our contract backlog was approximately $9.25 billion, representing an increase of 11 percent and 40 percent, respectively, compared to the contract backlog at December 31, 2022 and 2021, which was $8.34 billion and $6.60 billion, respectively.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Other Key Indicators.”

Certain of our drilling contracts may be cancelable for the convenience of the customer, typically with payment of an early termination fee.  Such payments, however, may not fully compensate us for the loss of the contract.  Drilling contracts also customarily provide for either automatic termination or termination at the option of the customer, typically without payment of any termination fee, under various circumstances such as non-performance, in the event of extended downtime or impaired performance due to equipment or operational issues or extended downtime due to force majeure events.  Many of these events are beyond our control.  The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for additional periods of time.  Our contracts also typically include a provision that allows the customer to extend the contract to finish drilling a well-in-progress.  During periods of depressed market conditions, our customers may seek to renegotiate drilling contracts or options to reduce the term of their obligations or the average dayrate through term extensions or may seek to early terminate or repudiate their contracts.  Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension.  If customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar or more favorable terms, if some of our contracts are suspended for an extended period of time or if a number of our contracts are renegotiated on less favorable terms, our consolidated financial position, results of operations or cash flows may be adversely affected.  See “Item 1A. Risk Factors—Risks related to our business—Our drilling contracts may be terminated due to a number of events, and, during depressed market conditions, our customers may seek to repudiate or renegotiate their contracts.”

Under dayrate drilling contracts, consistent with standard industry practice, our customers, as the operators, generally assume, and grant indemnity for, subsurface and well control risks, and their consequential damages.  Under all of our current drilling contracts, our customers indemnify us for pollution damages in connection with reservoir fluids stemming from operations under the contract, and we indemnify our customers for pollution that originates above the surface of the water from the rig for substances in our control, such as diesel used or other fluids stored onboard the rig.  Also, our customers indemnify us for consequential damages they incur, damage to the well or reservoir, loss of subsurface oil and gas and costs to bring the well under control.  However, because our drilling contracts are individually negotiated, the degree of indemnification we receive from our customers for such risks and related costs may vary from contract to contract based on market conditions, customer requirements existing when the contract was negotiated or other factors.  In some instances, we have contractually agreed upon certain limits to our indemnification rights and can be responsible for certain damages up to a specified maximum dollar amount.  The nature of our liability and the prevailing market conditions, among other factors, can influence such contractual terms.  Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations.

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

Markets

Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world.  We operate in a single, global offshore drilling market, as our drilling rigs are mobile assets and can be moved according to prevailing market conditions.  We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or to capture observed market demand.  Consequently, we cannot predict the future percentage of our revenues that will be derived from particular geographic areas.  As of February 14, 2024, the drilling units in our fleet, including stacked and idle rigs, but excluding rigs under construction, were located in the U.S. Gulf of Mexico (ten units), Greece (seven units), Brazil (five units), the Norwegian North Sea (four units), Malaysia (three units), Australia (two units), Angola (one unit), Aruba (one unit), Canada (one unit), Cyprus (one unit), India (one unit) and the United Kingdom (the “U.K.”) North Sea (one unit).

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

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook.”

Customers

We provide our offshore drilling services to most of the leading integrated energy companies or their affiliates, as well as for many government-owned or government-controlled energy companies and other independent energy companies.  For the year ended December 31, 2023, our most significant customers were Shell plc (together with its affiliates, “Shell”), Equinor ASA (together with its affiliates, “Equinor”), TotalEnergies SE (together with its affiliates, “TotalEnergies”) and Petróleo Brasileiro S.A. (together with its affiliates, “Petrobras”), representing approximately 27 percent, 16 percent, 12 percent and 11 percent, respectively, of our consolidated operating revenues.  No other customers accounted for 10 percent or more of our consolidated operating revenues in the year ended December 31, 2023.  Additionally, as of February 14, 2024, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Petrobras, Shell and Chevron Corporation (together with its affiliates, “Chevron”), representing approximately 31 percent, 25 percent and 10 percent, respectively, of our total contract backlog.  See “Item 1A. Risk Factors—Risks related to our business—We rely heavily on a relatively small number of customers and the loss of a significant customer or a dispute that leads to the loss of a customer could have an adverse effect on our business.”

Human Capital Resources

Worldwide workforce—As of December 31, 2023, we had a global workforce of approximately 5,800 individuals, including approximately 370 contractors, representing 53 nationalities.  At December 31, 2023, our global workforce was geographically distributed in 22 countries across six continents as follows: 38 percent in North America, 25 percent in Europe, 23 percent in South America, six percent in Asia, five percent in Africa and three percent in Australia.

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

Labor rights—We respect the labor rights of all individuals in our workforce, including the right to collective bargaining.  As of December 31, 2023, approximately 42 percent of our total workforce, working primarily in Norway and Brazil, are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

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

Safety—Our safety vision is to conduct our operations in an incident-free workplace, all the time, everywhere.  As a socially responsible company, we prioritize the protection of everyone aboard our rigs and in our facilities, the environment and our property at all work locations and during all operations.  We require compliance with all local regulations and a comprehensive set of internal requirements that govern our operations.  With regular competency and effectiveness assessments, our highly trained crews are equipped to protect our operational integrity with the process-driven management of hazards to prevent and mitigate major accidents.  We measure our safety performance in terms of widely accepted ratios with the use of industry standards, including (a) the total recordable incident rate (“TRIR”), which represents the number of recordable work-related injuries or illnesses for every 200,000 hours worked, and (b) the lost time incident rate (“LTIR”), which measures the number of incidents that result in lost time due to work-related injuries or illnesses for every 200,000 hours worked.  In the year ended December 31, 2023, our TRIR was 0.23 and our LTIR was 0.02, both calculations of which were based on 11.3 million labor hours.

Environmental Responsibility

We strive to deliver services in a manner that both minimizes the impact our business has on the environment and supports the interests of our stakeholders.  We continuously seek new ways to advance our commitment to safely performing operations while simultaneously safeguarding the environment.  We maintain a global Environmental Management System (“EMS”) standard that is applied to our rigs, offices and facilities.  The EMS is aligned to ISO 14001 and provides a framework to ensure that our worldwide operations are managed consistently and continuously in an environmentally responsible manner.  We regularly assess the environmental impact of operations, focusing on the reduction of greenhouse gas emissions, operational discharges, water use and waste.  Accordingly, we intend to reduce our greenhouse gas operating emissions intensity by 40 percent from 2019 levels by 2030.  Achieving these targets will require investments over time that result in the development and implementation of new technologies, reduced fuel consumption and other initiatives that enable us to optimize power management capabilities.

Technological Innovation

We have a long history of technological innovation, including the first dynamically positioned drillship, the first rig to drill year-round in the North Sea, the first semisubmersible rig for year-round sub-Arctic operations, the first 10,000-ft. water depth rated ultra-deepwater drillship and numerous water depth world records over the past several decades.  Twenty-three drillships and two semisubmersibles in our existing fleet are, and our drillship under construction will be, equipped with our patented dual-activity technology, which allows our rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner, reducing well construction critical path activities and, thereby, improving efficiency in both exploration and development drilling.

We develop and deploy industry-leading technology in the pursuit of delivering safer, more efficient and environmentally responsible drilling services.  Two of our drillships are equipped with 1,700 short ton hoisting capacity and 20,000 psi blowout preventers.  Seven of our drillships and our drillship under construction include hybrid energy storage systems for enhanced drill floor equipment reliability, fuel and emissions savings as well as advanced generator protection for power plant reliability.  Twelve drillships in our existing fleet are outfitted with dual blowout preventers and triple liquid mud systems.  Five drillships in our existing fleet are designed to accept 20,000 psi blowout preventers in the future.  We also continue to develop and invest in technologies designed to optimize our performance, deliver ever improving operational integrity and reduce our greenhouse gas emissions.

Seven of our harsh environment semisubmersibles are designed and constructed specifically to provide highly efficient performance in harsh environments.  We have installed automated drilling control systems on six harsh environment floaters, which materially improves our ability to safely and efficiently deliver wells to our customers.

We utilize technology and employ a data-driven approach, augmented by the size of our fleet, to expand our knowledge framework for sustainable process optimization.  In 2020, we deployed our smart equipment analytics tool, which delivers real-time data feeds from equipment to monitor equipment health, inferred emissions and energy consumption while identifying performance trends that allow us to systematically optimize equipment maintenance and achieve higher levels of reliability, operational efficiency and sustainability.

Driven by our continued focus on safety, we developed and, on eight of our drilling units, deployed our patented HaloGuard℠ system, which alarms, notifies and, if required, halts equipment to avoid injury to personnel who move into danger zones.  In 2022, we deployed the first unit of Enhanced Drilling’s EC-Monitor system to an offshore installation, enabling highly accurate understanding of well fluid dynamics and improving the efficiency and accuracy of flow-checking and detecting flow anomalies.  Additionally, since 2021, we deployed on two of our ultra-deepwater drillships the first kinetic blowout stopper, a step-changing technology that promotes operations integrity and enterprise risk reduction through unrivaled shearing capability.  Since 2022, we deployed an offshore robotic riser bolting tool on three of our ultra-deepwater drillships, improving our ability to deliver safe and efficient operations to our customers.

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

Joint Venture, Agency and Sponsorship Relationships and Other Investments

In some areas of the world, local customs and practice or governmental requirements necessitate the formation of joint ventures with local participation since local laws or customs in those areas effectively mandate the establishment of a relationship with a local agent or sponsor.  When appropriate in these areas, we may enter into agency or sponsorship agreements.  We also invest in certain companies for operational and strategic purposes.  Some of these companies or joint ventures in which we are an investor are involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for our drilling and other activities or are involved in businesses developed to support renewable or other energy alternatives.  We may or may not control these partially owned companies.  At December 31, 2023, we held partial ownership interests in companies organized in Belgium, the Cayman Islands, the U.S., Norway, Canada and other countries.  At December 31, 2023, among other equity investments, we held noncontrolling equity ownership interests in (1) Global Sea Mineral Resources NV, an unconsolidated Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market, and (2) Orion, an unconsolidated Cayman Islands exempted company that owns the harsh environment semisubmersible Transocean Norge.

Governmental Regulations

Our operations are subject to a variety of international, national, regional, state and local government regulations, including environmental regulations.  We monitor our compliance with such government regulations in each country of operation and, notwithstanding increases in governmental regulations, particularly general environmental regulations, we have made and will continue to make the required expenditures to comply with current and future government requirements.  To date, we have not incurred material costs to comply with such governmental regulations, and we do not expect to make any material capital expenditures to support our continued compliance in the year ending December 31, 2024, or any other period contemplated at this time.  We do not believe that our compliance with such requirements will have a material adverse effect on our competitive position, consolidated results of operations or cash flows.  We incorporate by reference herein the disclosures on government regulations, including environmental regulations, contained in the following sections of this annual report on Form 10-K:

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

Our business depends on oil and gas exploration, development and production in offshore areas where we are capable of operating.  Demand for our services depends on these activities and related expenditure levels that are directly affected by trends in oil and, to a lesser extent, natural gas prices.  Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

◾	worldwide demand for oil and gas, including economic activity in the U.S., other large energy-consuming markets and in developing and emerging markets;
◾	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels, productive spare capacity and pricing among its members;
◾	the level of production in non-OPEC countries;
◾	inventory levels, and the cost and availability of storage and transportation of oil, gas and their related products;
◾	the policies, laws and regulations of various governments regarding exploration and development of their oil and gas reserves and environmental matters, including those addressing alternative energy sources and the risks of global climate change;
◾	international sanctions on oil-producing countries, or the lifting of such sanctions;
◾	advances in exploration, development and production technology;
◾	the development, exploitation and market acceptance of alternative energy sources;
◾	the further development of shale technology to exploit oil and gas reserves;
◾	the discovery rate of new oil and gas reserves and the rate of decline of existing oil and gas reserves;
◾	accidents, adverse weather conditions, natural disasters and other similar incidents relating to the oil and gas industry; and
◾	the worldwide security and political environment, including uncertainty or instability resulting from an escalation or outbreak of armed hostilities, civil unrest, acts of terrorism, public health threats or other crises.

Demand for our services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, energy companies, including national energy companies.  Prolonged reductions in oil and natural gas prices could depress the immediate levels of exploration, development and production activity.  Perceptions of longer-term lower oil and natural gas prices by energy companies, or a perception that the demand for hydrocarbons will significantly decrease in the medium to long term, could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects and capital reinvestment policies.  Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.  Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity.  However, increases in near-term commodity prices do not necessarily translate into increased offshore drilling activity since customers’ expectations of longer-term future commodity prices and expectations regarding future demand for hydrocarbons typically have a greater impact on demand for our rigs.  Consistent with this dynamic, customers may delay or cancel many exploration and development programs, resulting in reduced demand for our services.  Also, increased competition for customers’ drilling budgets could come from, among other areas, land-based energy markets and renewable energy projects worldwide.  The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect customers’ drilling campaigns.  Worldwide military, political and economic events have often contributed to oil and gas price volatility and are likely to do so in the future.

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

The offshore drilling industry is highly cyclical and is impacted by oil and natural gas price levels and volatility.  Periods of high customer demand, limited rig supply and high dayrates have been followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  We have idled and stacked rigs, and may in the future idle or stack additional rigs or enter into lower dayrate drilling contracts in response to market conditions.  Idled or stacked rigs may remain out of service for extended periods of time.  During prior periods of high dayrates and rig utilization rates, we and other industry participants responded to increased customer demand by increasing the supply of rigs through ordering the construction of new units.  The introduction of new units delivered without contracts, combined with an increased number of rigs in the global market completing contracts and becoming idle, may intensify price competition.  During periods of low oil and natural gas price levels, new construction has resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and rig utilization rates, sometimes for extended periods of time.  In an oversupplied market, we may have limited bargaining power to negotiate on more favorable terms.  Additionally, lower market dayrates and intense price competition may drive customers to seek to renegotiate existing contracts to reduce dayrates in exchange for longer contract terms.  Lower dayrates and rig utilization rates could adversely affect our revenues and profitability.

As of February 14, 2024, we have 13 uncontracted rigs, of which six have been out of service for greater than five years, and these rigs may remain out of service for extended periods of time.  If we are unable to obtain drilling contracts for our uncontracted rigs, whether due to a prolonged offshore drilling market downturn, a delayed or muted recovery of such market or otherwise, it may have an adverse effect on our results of operations and cash flows.

We may not be able to renew or obtain new drilling contracts for rigs whose contracts are expiring or obtain drilling contracts for our stacked and idle rigs.

The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services.  Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions.  As of February 14, 2024, we have 13 stacked or idle rigs.  We also have three existing drilling contracts for our rigs that are currently operating, which are scheduled to expire before December 31, 2024.  We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts.  When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all.  We may not be able to obtain new drilling contracts with the terms or dayrates sufficient to support a reactivation of a cold-stacked rig.  Likewise, we may not be able to obtain new drilling contracts in direct continuation with existing contracts, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our financial position, results of operations or cash flows.

Our current backlog of contract drilling revenues may not be fully realized.

At February 14, 2024, our contract backlog was approximately $9.01 billion.  This amount represents the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be significant to our contract drilling revenues.  Our contract backlog includes amounts associated with our one contracted newbuild unit that is currently under construction.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as waiting on weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive due to a number of factors, including rig downtime or suspension of operations.  Several factors could cause rig downtime or a suspension of operations, including: equipment breakdowns and other unforeseen engineering problems, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, and force majeure events.

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

Changing sentiment towards climate change, fossil fuels and other esg matters could adversely affect our business, cost of capital and the price of our stock and other securities.

Changing sentiment among the public, regulators and non-governmental organizations concerning fossil fuels has prompted efforts aimed in part at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to discourage initial investments in and promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with certain energy companies.  If such efforts are successful, the market price of our shares and our ability to access capital markets may be negatively impacted.

Members of the investment community are also increasing their focus on environmental, social and governance (“ESG”) practices and disclosures, including those related to greenhouse gas emissions and climate change, in the energy industry in particular, and diversity and inclusion among public companies more generally.  We may be subject in the future to additional reporting requirements that are developing in response to such increased focus and, as a result, we may face increasing pressure regarding our ESG disclosures and practices.

Additionally, members of the investment community may screen companies such as ours for ESG sustainability performance before investing in our stock.  As a result, there has been a proliferation of ESG focused investment funds seeking ESG oriented investment products.  If we or our securities are unable to meet the sustainability ESG standards or investment criteria set by these investors and funds, we may lose investors or investors may allocate a portion of their capital away from us.  As a result, our cost of capital may increase, the market price of our shares or of our publicly traded debt securities may be negatively impacted and our reputation may also be negatively affected.

Public health threats have had, and may continue to have, significant adverse consequences for general economic, financial and business conditions, as well as for our business and operations.

Public health threats, including pandemics and epidemics, severe influenza, coronaviruses and other highly communicable viruses or diseases, have impacted and may continue to impact our operations directly or indirectly, including by disrupting the operations of our business partners, suppliers and customers in ways that adversely impact our operations.  Such impacts may include, among others:

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

As a result, we may experience significant adverse consequences in our ability to meet our commitments to customers, including due to increased operating costs and increased risk of rig downtime or contract termination, which may result in substantial adverse consequences for our business and results of operations.  In addition, public health threats may result in significantly reduced global or regional economic activity, which could result in a sharp reduction in the demand for oil and an associated decline in oil prices, as occurred during 2020.  Such conditions may result in, reductions to our customers’ drilling and production expenditures and delays or cancellations of projects, which may cause a decrease in demand for our services and an increase in the risk that our customers may seek to terminate or renegotiate pricing or other terms for our existing contracts or that more of our rigs may become idle, stacked or retired from our fleet.

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

We engage in offshore drilling services for most of the leading integrated energy companies or their affiliates, as well as for many government-owned or government-controlled energy companies and other independent energy companies.  For the year ended December 31, 2023, our most significant customers were Shell, Equinor, TotalEnergies and Petrobras, representing approximately 27 percent, 16 percent, 12 percent and 11 percent, respectively, of our consolidated operating revenues.  As of February 14, 2024, the customers with the most significant aggregate amount of contract backlog associated with our drilling contracts were Petrobras, Shell and Chevron, representing approximately 31 percent, 25 percent and 10 percent, respectively, of our total contract backlog.  The loss of any of these customers or another significant customer, or a decline in payments under any of our drilling contracts, could, at least in the short term, have an adverse effect on our business.

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

Certain of our drilling contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment.  Such payments may not, however, fully compensate us for the loss of the contract.  In the third quarter of 2023, as the most recent example, Development Driller III concluded the activities contemplated in its drilling contract prior to the end of the contract’s firm term that was previously expected early in the fourth quarter of 2023.  The termination payment associated with the drilling contract would not fully compensate us for the early termination of the contract.  Drilling contracts also customarily provide for either automatic termination or termination at the option of the customer, typically without the payment of any termination fee, under various circumstances such as non-performance, as a result of significant downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events, many of which are beyond our control.  Certain customers who seek to terminate our drilling contracts may attempt to defeat or circumvent our protections against certain liabilities.  Our customers’ ability to perform their obligations under their drilling contracts, including their ability to fulfill their indemnity obligations to us, may also be negatively impacted by an economic downturn.  Our customers, which include national energy companies, often have significant bargaining leverage over us.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated on terms that are not as favorable as current terms, it could adversely affect our financial position, results of operations or cash flows.

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

As of December 31, 2023, approximately 42 percent of our total workforce, working primarily in Norway and Brazil, are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only the union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts, or other work stoppages.  Legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

Our shipyard projects and operations are subject to delays and cost overruns.

We have a variety of shipyard projects underway, at any given time, for our existing rigs at any given time, and as of February 14, 2024, we were constructing one ultra-deepwater drillship.  These shipyard projects are subject to the risks of delays or cost overruns inherent in any such complex projects resulting from numerous factors, including the following:

◾	shipyard availability, failures and difficulties;
◾	shortages of equipment, materials or skilled labor;
◾	failure or delayed deliveries of significant materials or equipment for various reasons, including due to supplier shortages, constraints, disruption or quality issues;
◾	design and engineering problems, including those relating to the commissioning of newly designed equipment;
◾	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
◾	unanticipated actual or purported change orders;
◾	disputes with shipyards and suppliers;
◾	availability of suppliers to recertify equipment for enhanced regulations;
◾	strikes, labor disputes and work stoppages;
◾	customer acceptance delays or delays in providing customer-supplied engineering, approvals or equipment;
◾	adverse weather conditions, including damage caused by such conditions;
◾	terrorist acts, war, piracy and civil unrest;
◾	complications arising from pandemics and epidemics, such severe influenza, coronaviruses and other highly communicable viruses or diseases, and associated government orders in the country where the rigs are being constructed or serviced and elsewhere;
◾	unanticipated cost increases; and
◾	difficulties in obtaining necessary permits or approvals or in completing necessary importation procedures.

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

Our operations rely on a significant supply of capital and consumable spare parts and equipment to maintain and repair our fleet.  We also rely on the supply of ancillary services, including supply boats and helicopters.  Our reliance on our suppliers, manufacturers and service providers to secure equipment, parts, components and sub-systems used in our operations exposes us to volatility in the quality, prices and availability of such items.  Certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider.  Some parts and equipment require long lead times to obtain, and an unplanned failure or other need to replace any such parts and equipment may result in a longer than usual time to obtain them or require us to pay higher costs to obtain them on an expedited basis.  A disruption in the deliveries from our suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment or ancillary services could adversely affect our ability to meet our commitments to customers, adversely impact our operations, increase our operating costs and result in increases in rig downtime and delays in the repair and maintenance of our fleet.

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

We have developed, and will continue to develop and set, goals, targets, and other objectives related to sustainability matters, including our commitment target to reduce greenhouse gas emissions operating intensity.  Statements related to these goals, commitment targets and objectives reflect our current intentions and do not constitute a guarantee that they will be achieved.  Our efforts to research, establish, accomplish, and accurately report on these goals, commitment targets, and other objectives expose us to numerous operational, reputational, financial, legal, and other risks.  Our ability to achieve any stated goal, commitment target, or objective, including with respect to emissions intensity reduction, is subject to numerous factors and conditions, many of which are outside of our control.

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

At December 31, 2023, our total debt was $7.41 billion, of which $2.34 billion was secured.  We have a bank credit agreement (as amended, the “Secured Credit Facility”), which is currently undrawn, the borrowings under which would be secured and guaranteed by certain of our subsidiaries.  This substantial level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

◾	we may be unable to obtain financing in the future to refinance our existing debt or for working capital, capital expenditures, acquisitions, debt service requirements, distributions, share repurchases, or other purposes;
◾	we may be unable to use operating cash flows in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;
◾	we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness, some of which bears interest at variable rates;
◾	we may be unable to meet financial ratios in the agreements governing certain of our debt facilities and finance lease or satisfy certain other covenants and conditions included in our debt agreements, which could result in our inability to meet requirements for borrowings under the Secured Credit Facility or a default under such agreements, impose restrictions with respect to our access to certain of our capital, and trigger cross default provisions in our other debt instruments;
◾	if we default under the terms of our secured financing arrangements, the secured debtholders may, among other things, foreclose on the collateral securing the debt, including the applicable drilling units;
◾	we may be unable to obtain new investment or financing given recent ESG-influenced trends among many financial intermediaries, investors and other capital markets participants in reducing, or ceasing, lending to, or investing in, companies that operate in industries with higher perceived environmental exposure; and
◾	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our less levered competitors.

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

The ratings assigned to our debt securities by certain credit rating agencies (our “Debt Ratings”) are below investment grade.  Our Debt Ratings could have adverse consequences for our business and future prospects and could cause the following:

◾	limitations on our ability to access debt markets, including for the purpose of refinancing our existing debt and replacing or extending our Secured Credit Facility;
◾	less favorable terms and conditions on any refinancing arrangements, debt issuances or bank credit agreements, some of which could require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;
◾	increases to certain fees under our Secured Credit Facility and interest rates under the indentures governing certain of our senior notes;
◾	reduced willingness of current and prospective customers, suppliers and creditors to transact business with us;
◾	requirements from creditors, suppliers or customers for additional insurance, guarantees and collateral;
◾	limitations on our access to bank and third-party guarantees, surety bonds and letters of credit; and
◾	reductions to or eliminations of the level of credit suppliers and financial institutions may provide through payment terms or intraday funding when dealing with us thereby increasing the need for higher levels of cash on hand, which would decrease our ability to repay debt balances.

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

Worldwide financial and economic conditions could restrict our ability to access the capital markets at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Worldwide economic conditions have in the past impacted, and could in the future impact, the lenders participating in our credit facilities and our customers, causing them to fail to meet their obligations to us.  If economic conditions preclude or limit financing from banking institutions participating in our credit facilities, we may not be able to obtain similar financing from other institutions.  A slowdown in economic activity could reduce worldwide demand for energy and reverse or worsen the recovery from low oil and natural gas prices.  These potential developments, or market perceptions concerning these and related issues, could adversely affect our financial position, results of operations or cash flows.  In addition, turmoil and hostilities in the Middle East, Eastern Europe, North Africa and other geographic areas and countries present incremental risk.  An extended period of negative outlook for the world economy could further reduce the overall demand for oil and natural gas and for our services.  A further decline in oil and natural gas prices or an extension of the current low oil and natural gas prices could reduce demand for our drilling services and have an adverse effect on our financial position, results of operations or cash flows.

Risks related to laws, regulations and governmental compliance

Impact of increasingly stringent environmental and safety laws and our compliance with or breach of such laws can be costly, expose us to liability and could limit our operations.

Our business is affected by laws and regulations relating to the energy industry and the environment and safety, including international conventions and treaties, and regional, national, state, and local laws and regulations.  Our business also depends on demand for services from the oil and gas exploration and production industry, and, accordingly, we are directly affected by the adoption of laws and regulations that, for economic, environmental or other policy reasons, curtail, delay or impose additional compliance costs and obligations related to the exploration and development drilling for oil and gas.  Offshore drilling in certain areas has been curtailed and, in certain cases, prohibited because of environmental or safety concerns.  In addition, compliance with environmental and safety laws, regulations and standards, where applicable, may require us to make significant capital expenditures, such as the installation of costly equipment or implementation of operational changes, and may affect the resale values or useful lives of our rigs.  We may also incur additional costs in order to comply with other existing and future regulatory obligations or industry standards, including, but not limited to, costs relating to air emissions, including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and maintenance of insurance coverage or other financial assurance of our ability to address pollution incidents.  In the last decade, enhanced governmental safety and environmental requirements applicable to our operations were adopted by U.S. federal agencies for drilling in the U.S. Gulf of Mexico.  These requirements have caused increased compliance costs and may in the future increase the risk of environmental or safety enforcement cases and litigation and cause operators to have difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  The Bureau of Ocean Energy Management (the “BOEM”) has also proposed changes regarding when oil, gas and sulfur lessees and certain other parties operating in the offshore Outer Continental Shelf must post additional bonds or other supplemental financial assurance, which could, if finalized, increase bonding requirements for some of our customers.

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

To the extent new laws are enacted, existing laws are changed or other governmental actions are taken that prohibit or restrict offshore drilling or impose additional environmental protection and safety requirements that result in increased costs to the oil and gas industry, in general, or the offshore drilling industry, in particular, our business or prospects could be materially and adversely affected.  The operation of our drilling rigs will require certain governmental approvals, some of which may involve public hearings and costly undertakings on our part.  We may not obtain such approvals or such approvals may not be obtained in a timely manner.  If we fail to timely secure the necessary governmental approvals or permits, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.  The amendment or modification of existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or development drilling or production of oil and gas and compliance with any such new or amended legislation or regulations could have an adverse effect on our business or on our financial position, results of operations or cash flows.

As a contract driller with operations in certain offshore areas, we may be liable for damages and costs incurred in connection with oil spills or disposal of wastes related to those operations, and we may also be subject to significant fines and other liabilities in connection with spills.  For example, an oil spill could result in significant liability, including fines, penalties and criminal liability and remediation, restoration or compensation costs for environmental or natural resource damages, as well as third-party damages, to the extent that the contractual indemnification provisions in our drilling contracts are not enforceable or otherwise sufficient, or if our customers are unwilling or unable to contractually indemnify us against these risks.  Additionally, we may not be able to obtain such indemnities in our future drilling contracts, and our customers may not have the financial capability to fulfill their contractual obligations to us.  Also, these indemnities may be held to be unenforceable in certain jurisdictions, as a result of public policy or for other reasons.  See “—Our business involves numerous operating hazards, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.”

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

Regulatory and various other risks, including litigation, associated with greenhouse gas emissions, other emissions and climate change could have an adverse impact on our business and demand for our services.

Scientific studies have suggested that emissions of certain gases, including greenhouse gases, such as carbon dioxide and methane, contribute to warming of the earth’s atmosphere and other climatic changes.  In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from the fossil fuel industry, has attracted and continues to attract considerable political and social attention worldwide.  The attention to climate change has led, and we expect it to continue to lead, to additional regulations designed to reduce greenhouse gas emissions domestically and internationally.  In August 2022, for example, the U.S. enacted the Inflation Reduction Act of 2022, which contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions.  Additionally, at the United Nations Climate Change Conference in the United Arab Emirates in December 2023, more than 190 governments reached a non-binding agreement to transition away from fossil fuels and encourage the growth and expansion of renewable energy.  Such attention could also result in other adverse impacts for the oil and gas industry, including further restrictions or bans imposed by lawmakers, lawsuits by governments or third-parties seeking recoveries for damages resulting from the combustion of fuels that may contribute to climate change effects, decreased demand for goods and services that produce significant greenhouse gas emissions, or reduced interest from investors if they elect in the future to shift some or all of their investments to non-fossil fuel related sectors.  To the extent financial markets view climate change and greenhouse emissions as a financial risk, this could negatively impact our cost of or access to capital.  Because our business depends on the level of activity in the oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, or related political, litigation or financial risks, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities.  In addition, such laws, regulations, treaties or international agreements or related risks could result in increased compliance costs or additional operating restrictions, which may have an adverse effect on our business.  Further, some experts believe global climate change could increase the frequency and severity of extreme weather conditions, the impacts of which could interfere with our operations, cause damage to our equipment as well as cause other financial and operational impacts, including those that could result from any impact of such conditions on our customers.

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

The U.S. Department of the Interior (“DOI”) administers the submerged lands, subsoil, and seabed, lying between the seaward extent of the states’ jurisdiction and the seaward extent of federal jurisdiction, and the U.S. government has the power to limit oil and gas activities on this area, known as the OCS.  Under the Outer Continental Shelf Lands Act, as amended, the BOEM within the DOI must prepare and maintain forward-looking five-year plans—referred to as national programs or five-year programs—to schedule proposed oil and gas lease sales on the OCS.  On July 1, 2022, BOEM announced the availability of the Proposed Program for the 2023-2028 timeframe for public comments.  The Proposed Program includes no more than ten potential lease sales in the U.S. Gulf of Mexico.  Inclusion of an area in the Proposed Program is not a final indication that it will be included in the approved 2023-2028 National OCS Program or offered in a lease sale.  In addition, the U.S. previously placed a moratorium on new oil and natural gas leases on federal lands and waters, including the federal OCS.  Future actions taken by the U.S. to limit the availability of new oil and gas leases on the OSC would adversely impact the offshore oil and gas industry and impact demand for our services.

The global nature of our operations involves additional risks.

We operate in various regions throughout the world, which may expose us to political and other uncertainties, including risks of:

◾	terrorist acts, war, piracy and civil unrest;
◾	seizure, expropriation or nationalization of our equipment or of our customers’ property;
◾	customs delays or disputes;
◾	repudiation or nationalization of contracts;
◾	imposition of trade or immigration barriers;
◾	import-export quotas;
◾	wage and price controls;
◾	changes in law and regulatory requirements, including changes in interpretation and enforcement;
◾	involvement in judicial proceedings in unfavorable jurisdictions;
◾	damage to our equipment or violence directed at our employees, including kidnappings;
◾	complications associated with supplying, repairing and replacing equipment in remote locations;
◾	public health threats, including pandemics and epidemics, severe influenza, coronaviruses and other highly communicable viruses or diseases;
◾	the inability to move income or capital; and
◾	currency exchange fluctuations and currency exchange restrictions, including exchange or similar controls that may limit our ability to convert local currency into U.S. dollars and transfer funds out of a local jurisdiction.

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

Our results are directly affected by the applicability of certain customs duties and importation tax relief programs under customs regimes for the exportation and importation of goods and equipment, including rigs, related to the oil and gas sector.  Among other incentives, such programs grant full suspension of certain import taxes, resulting in reduced tax burdens from operations.  If unprecedented interpretations are applied by the customs and tax authorities governing  such programs and regimes, including those that would deny us the use of such incentives granted historically in the ordinary course, and assuming we are unable to successfully challenge such interpretation or otherwise able to recover any amounts pursuant to the contractual provisions of the applicable drilling contract, then the amount of the applicable tariff, which would depend on many factors, could reasonably be expected to increase our operating costs.

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

In addition, data privacy and the unauthorized disclosure of personal data and confidential information pose increasingly complex compliance challenges and have the potential to elevate our costs under various laws and regulations, including privacy regulations that have been adopted or may in the future be adopted by, or be applicable from time to time to, countries, states, and other jurisdictions or authorities.  Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties, litigation and liabilities for us.  Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

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

We are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate and earn income, and such changes could include laws or policies directed toward companies organized in jurisdictions with low tax rates with the intent to increase the tax burden.  Several jurisdictions have implemented or are expected to implement in the future, the Organization for Economic Co-operation and Development Pillar 2 or other tax related provision that are aimed at preventing base erosion and profit shifting, ensuring income is subject to a minimum level of taxation and preventing treaty misuse.  The application of these provisions is not always certain, and jurisdictions are still developing their rules and interpretations with regard to same.

As such, any material change to tax laws, treaties, regulations or policies, their interpretation or application, or the adoption of new interpretations of existing laws and rulings, in any of the jurisdictions in which we operate, are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings and such change could have a significant adverse effect on our financial position, results of operations or cash flows.

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

Under Swiss law, our shareholders may approve a general share capital authorization, referred to under Swiss law as a capital band, that allows the board of directors to issue new shares without additional shareholder approval within a period of up to five years and for up to a maximum of 50 percent of a company’s issued share capital.  The general share capital authorization approved by our shareholders at the May 2023 annual general meeting will expire on May 11, 2024.  Our currently available authority under this general share capital authorization is equivalent to approximately 17.5 percent of our issued share capital as of February 14, 2024.  Accordingly, shareholders at our annual general meeting in May 2024 may be requested to approve a renewal and increase of our general share capital authorization for an additional term.  Subject to certain exceptions, Swiss law also grants preemptive rights to existing shareholders to subscribe for new issuances of shares.  Further, Swiss law does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions.  Swiss law also reserves for shareholder approval certain corporate actions, such as approval of dividends, over which a board of directors would have authority in some other jurisdictions.  These Swiss law requirements relating to our capital management may limit our flexibility to swiftly implement certain initiatives or strategies, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Our articles of association and Swiss law contain provisions that could prevent or delay an acquisition of the company by means of a tender offer, a proxy contest or otherwise.  Actions taken under such provisions may adversely affect prevailing market prices for our shares, and could, among other things:

◾	provide that the board of directors is authorized to issue a specified number of shares, which under our current general share capital authorization as of February 14, 2024 is approximately 17.5 percent of the share capital registered in the commercial register, and to limit or withdraw the preemptive rights of existing shareholders in various circumstances. Pursuant to the terms of the current general share capital authorization, the board’s authority to issue new shares expires on May 11, 2024, subject to shareholders approving a renewal or increase of this authorization in accordance with the current company practice;
◾	provide for a conditional share capital that authorizes the issuance of additional shares up to a maximum amount of approximately 16.9 percent of the share capital registered in the commercial register as of February 14, 2024 without obtaining additional shareholder approval through: (1) the exercise of conversion, exchange, option, warrant or similar rights for the subscription of shares granted in connection with bonds, options, warrants or other securities newly or already issued in national or international capital markets or new or already existing contractual obligations by or of any of our subsidiaries; or (2) in connection with the issuance of shares, options or other share-based awards;
◾	provide that any shareholder who wishes to propose any business or to nominate a person or persons for election as director at any annual meeting may only do so if we are given advance notice;
◾	provide that directors can be removed from office only by the affirmative vote of the holders of at least 66 2/3 percent of the shares entitled to vote;
◾	provide that a merger or demerger transaction requires the affirmative vote of the holders of at least 66 2/3 percent of the shares represented at the meeting and provide for the possibility of a so-called cash-out or squeeze-out merger if the acquirer controls 90 percent of the outstanding shares entitled to vote at the meeting;
◾	provide that any action required or permitted to be taken by the holders of shares must be taken at a duly called annual or extraordinary general meeting of shareholders;
◾	limit the ability of our shareholders to amend or repeal some provisions of our articles of association; and
◾limit transactions between us and an “interested shareholder,” which is generally defined as a shareholder that, together with its affiliates and associates, beneficially, directly or indirectly, owns 15 percent or more of our shares entitled to vote at a general meeting.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk management and strategy

Our approach to managing cybersecurity risk and safeguarding information across our organization embeds data protection and cybersecurity risk management throughout our enterprise and daily operations.  We maintain processes for identifying, assessing and managing material risks, including such risks from cybersecurity threats, and such processes are integrated into our overall risk management system.  Our enterprise risk register inventories significant risks to our company, including significant cybersecurity risks, and we maintain a separate functional risk register, specifically focusing on potential cybersecurity risks.  Within these risk registers, we record each identified risk, describe its likelihood of occurrence and assess its potential impact, including the materiality thereof.  As part of this exercise, mitigating measures are planned and implemented into action as necessary.  As an additional feature of our cybersecurity risk management process, we have engaged an external third-party service provider to support our cybersecurity team and perform certain periodic external evaluations in addition to the assessments and network penetration tests we perform internally.

We undertake to align our cybersecurity program, which encompasses both enterprise security and operational security, with the standards of the National Institute of Standards and Technology Cybersecurity Framework.  We maintain continuous cyber threat-detection systems and have established an incident response plan, which contains playbooks for addressing and recovering from potential material cyberattacks and breaches of data security.  In addition to security measures for third-party vendors, we require onboarding orientation and periodic training covering cybersecurity and information management for all employees and board members and conduct regular cybersecurity awareness campaigns.

As of the date of our filing of this report, we are not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on our business operations.  Given the rapid evolution of cyber-related attack techniques, cybersecurity risks associated with our information technology systems and the systems of our customers and vendors continue to grow.  Notwithstanding our cybersecurity management processes, a future cybersecurity incident could have a material adverse effect on our business or on our financial position, results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to laws, regulation, and governmental compliance—We are subject to cybersecurity risks and threats as well as increasing regulation of data privacy and security.”

Governance

We involve multiple levels of oversight as a part of our approach to cybersecurity risk management.  Our board of directors oversees our enterprise risk register and cybersecurity program, including related policies and procedures.  As part of this oversight, the audit committee of our board of directors receives regular status reports and updates from our management team and conducts periodic executive sessions with our Chief Information Officer.  Such status reports and executive sessions cover cybersecurity matters, such as developments to our program, key risk indicators, emerging risks, and identified incidents.

In addition, our Chief Information Officer, who has more than 40 years of industry experience and over 20 years of experience with the development, training and controls of effective global enterprise cybersecurity programs, oversees the implementation and compliance of our cybersecurity program and mitigation of information security related risks.  Such oversight includes (i) reviewing our enterprise risk register, (ii) maintaining adequate processes to manage the identified risks under our cybersecurity program, (iii) regularly analyzing logs of cybersecurity threats and vulnerabilities and (iv) overseeing prevention, detection, mitigation and remediation efforts in general, including the development and maintenance of the above-mentioned incident response plan.  Additionally, we maintain an experienced information technology team at the employee level that supports our Chief Information Officer in implementing our cybersecurity program and internal reporting, security and mitigation functions.

Item 2.Properties

The description of our property included under “Item 1. Business” is incorporated by reference herein.  We maintain offices, land bases and other facilities worldwide, most of which we lease, including principal executive offices in Steinhausen, Switzerland, and corporate offices in Houston, Texas, and the Cayman Islands.  We maintain additional offices and bases in various countries in North America, Europe, South America, Asia, Africa and Australia.

Item 3.Legal Proceedings

We have certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory Matters” in our annual report on Form 10-K.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in this annual report on Form 10-K.  All such actions, claims, tax and other matters disclosed therein are incorporated herein by reference.

As of December 31, 2023, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc. (“TODDI”), our wholly owned subsidiary, received a letter from the U.S. Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit for the western Gulf of Mexico (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to administrative monitoring and reporting obligations.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which concluded with the execution of a civil consent decree by and between the DOJ, EPA, and TODDI, effective January 6, 2024 (the “Consent Decree”), that resolved the claims of the DOJ based upon the alleged violations of our Permit and the CWA.  Pursuant to the Consent Decree, we agreed to pay an immaterial monetary civil penalty, and we further agreed (i) to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance, including implementing certain procedures and submitting reports and other information, in each case according to the timelines and as described in the Consent Decree, (ii) to appoint an independent auditor to review, audit and report on our compliance with certain of our obligations thereunder, and (iii) to certain non-exclusive stipulated monetary penalties if we fail to comply with applicable provisions of the Consent Decree.  We may request termination of the Consent Decree after we have (x) completed timely the civil penalty payment and any accrued stipulated penalty requirements of the Consent Decree, and (y) maintained continuous satisfactory compliance with the Consent Decree for at least three years.  We do not believe that the enforcement of the Consent Decree would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Information About Our Executive Officers

We have included the following information, presented as of February 14, 2024, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10-K.  The board of directors elects the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

			Age as of
Officer		Office	February 14, 2024
Jeremy D. Thigpen	(a)	Chief Executive Officer	49
Keelan Adamson	(a)	President and Chief Operating Officer	54
Howard E. Davis		Executive Vice President, Chief Administrative Officer and Chief Information Officer	65
Brady K. Long		Executive Vice President and General Counsel	51
Mark L. Mey	(a)	Executive Vice President and Chief Financial Officer	60
David Tonnel		Senior Vice President and Chief Accounting Officer	54
(a)	Member of our executive management team for purposes of Swiss law.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares of Our Common Equity

Our shares are listed on the New York Stock Exchange under the ticker symbol “RIG.”  On February 14, 2024, we had 809,030,846 shares outstanding and 4,694 holders of record of our shares.

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

Exemption—Distributions to shareholders in the form of a par value reduction or out of qualifying additional paid-in capital for Swiss statutory purposes are exempt from Swiss withholding tax.  On December 31, 2023, the aggregate amount of par value of our outstanding shares was CHF 80.9 million, equivalent to approximately $96.2 million, and the aggregate amount of qualifying additional paid-in capital of our outstanding shares was CHF 14.4 billion, equivalent to approximately $17.1 billion.  Consequently, we expect that a substantial amount of any potential future distributions may be exempt from Swiss withholding tax.

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

Share repurchases

Overview—Shares repurchased for the purpose of capital reduction are treated as a partial liquidation subject to a 35 percent Swiss withholding tax based on the difference between the repurchase price and the related amount of par value and the related amount of qualifying additional paid-in capital, if any.  We would be required to remit on a net basis the purchase price with the Swiss withholding tax deducted to a holder of our shares and pay the withholding tax to the Swiss federal tax authorities.  However, for such repurchased shares, the portions of the repurchase price that are attributable to the par value and the qualifying additional paid-in capital for Swiss statutory reporting purposes are not subject to the Swiss withholding tax.

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

Under Swiss corporate law, the right of a company and its subsidiaries to repurchase and hold its own shares is limited.  A company may repurchase its shares to the extent it has freely distributable reserves as shown on its Swiss statutory balance sheet in the amount of the purchase price and if the aggregate par value of all shares held by the company as treasury shares does not exceed 10 percent of the company’s share capital recorded in the Swiss Commercial Register, whereby for purposes of determining whether the 10 percent threshold has been reached, shares repurchased under a share repurchase program for cancellation purposes authorized by the company’s shareholders are disregarded.  As of February 14, 2024, Transocean Inc., our wholly owned subsidiary, held as treasury shares 4.11 percent of our issued shares.  Our board of directors could, to the extent freely distributable reserves are available, authorize the repurchase of additional shares for purposes other than cancellation, such as to retain treasury shares for use in satisfying our obligations in connection with incentive plans or other rights to acquire our shares.  Based on the number of shares held as treasury shares as of February 14, 2024, 5.89 percent of our issued shares could be repurchased for purposes of retention as additional treasury shares.  Although our board of directors has not approved such a share repurchase program for the purpose of retaining repurchased shares as treasury shares, if it did so, any such shares repurchased would be in addition to any shares repurchased under the currently approved program.

Share repurchase program—In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion.  On February 12, 2010, our board of directors authorized our management to implement the share repurchase program.  At December 31, 2023, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.85 billion.  We intend to fund any repurchases using available cash balances and cash from operating activities.  The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.  We may decide, based on our ongoing capital requirements, the price of our shares, regulatory and tax considerations, cash flow generation, the amount and duration of our contract backlog, general market conditions, debt rating considerations and other factors, that we should retain cash, reduce debt, make capital investments or acquisitions or otherwise use cash for general corporate purposes.  Decisions regarding the amount, if any, and timing of any share repurchases will be made from time to time based on these factors.  Any repurchased shares under the share repurchase program would be held by us for cancellation by the shareholders at a future general meeting of shareholders.

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs (a)	or programs (in millions) (a)
October 2023	—	$—	—	$3,855
November 2023	—	—	—	3,855
December 2023	—	—	—	3,855
Total	—	$—	—	$3,855

Item 6.RESERVED

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 14, 2024, we owned or had partial ownership interests in and operated 37 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and nine harsh environment floaters.  Additionally, as of February 14, 2024, we were constructing one ultra-deepwater drillship.

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

The information contained in this section should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” elsewhere in this annual report on Form 10-K.  The following discussion of our results of operations and liquidity and capital resources includes comparisons for the years ended December 31, 2023 and 2022.  For a discussion, including comparisons, of our results of operations and liquidity and capital resources for the years ended December 31, 2022 and 2021, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022, filed with the United States (“U.S.”) Securities and Exchange Commission on February 23, 2023.

Significant Events

Fleet expansion—In May 2023, we completed the construction of and placed into service the ultra-deepwater floater Deepwater Titan, the first drillship equipped with two 20,000 psi blowout preventers.  Additionally, in September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million to acquire the outstanding ownership interests of Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”), a previously unconsolidated variable interest entity that is constructing the ultra-deepwater drillship Deepwater Aquila, and as a result, Liquila became our wholly owned subsidiary.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

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

Early debt retirement—In January 2023, in connection with the issuance of the 8.75% Senior Secured Notes, we made an aggregate cash payment of $1.159 billion, including a make-whole premium, to redeem the remaining outstanding $311 million, $240 million, $250 million, and $336 million aggregate principal amount of the 5.875% senior secured notes due January 2024, the 7.75% senior secured notes due October 2024, the 6.25% senior secured notes due December 2024  and the 6.125% senior secured notes due August 2025, respectively.  In the year ended December 31, 2023, we made a cash payment of $243 million to redeem an equivalent aggregate principal amount of the outstanding 5.375% senior secured notes due May 2023.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Exchanged bonds—In the year ended December 31, 2023, holders of the outstanding $238 million aggregate principal amount of the 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) exchanged such bonds under the terms of the governing indenture, and as part of the transactions, we delivered 38.6 million Transocean Ltd. shares.  In October 2023, our wholly owned subsidiary, Transocean Inc., entered into individually negotiated agreements with holders of $60 million and $41 million aggregate principal amount of the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) and the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”), respectively and, as part of the transactions, we delivered 26.5 million Transocean Ltd. shares to such holders. See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Asset disposal and investment in unconsolidated affiliate—In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, and related assets, with an estimated fair value of $85 million, in exchange for an equity ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”).  In the year ended December 31, 2023, we recognized a loss of $169 million, which had no tax effect, associated with the disposal of the rig and related assets.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity”.

Impairment and disposal of assets held for sale—In the year ended December 31, 2023, we recognized an aggregate loss of $57 million, which had no tax effect, associated with the impairment of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader and related assets, which we determined were impaired at the time that we classified the assets as held for sale.  On February 15, 2024, we completed the sale of Paul B. Loyd, Jr. and Transocean Leader and related assets.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Our industry outlook is positive based upon underlying economic factors, including numerous long-term forecasts that indicate hydrocarbons will continue to be a critical source of energy for the foreseeable future, despite significant relative growth in alternative energy technologies, which remain less economical versus hydrocarbons.  Economic forecasts indicate that countries that are not members of the Organization for Economic Co-operation and Development will continue to experience population growth and improvement in living standards, which will compound the increase in energy demand for the foreseeable future.  We believe that these factors will contribute to robust demand for oil and gas.

The existing supply of oil and gas is depleting and requires replenishment.  The replacement of reserves remains critically important given the significant underinvestment during the last several years and the challenges to new exploration and production investments imposed on many industry participants by investors and the governments of oil and gas producing nations.  Additionally, energy security will remain an important geopolitical factor across Europe, the U.S. and elsewhere with the growing understanding that hydrocarbons are not easily displaced by alternatives for much of the world’s energy needs.

With deepwater and harsh environment fields generating favorable economic returns and relatively lower carbon intensity than other hydrocarbon sources, we expect a significant portion of the required spending in fossil fuel development will continue to be allocated to deepwater and harsh environment projects.  Although the price for oil may continue to exhibit volatility in response to several factors outside of our control, including uncertainty about future output from the major oil and gas producing countries, interest rate changes, geopolitical events and global economic growth, we nevertheless expect prices to remain at levels that are robustly supportive of investment in deepwater and harsh environment exploration and development projects.

Significantly reduced offshore contracting activity during the previous downcycle has also resulted in a much smaller marketable global fleet of floating rigs available to meet the current upcycle in expected customer demands, specifically with respect to the highest specification drilling units preferred by many of our customers for their projects.  In recent quarters, marketable supply and demand for deepwater and harsh environment rigs has become more balanced.  Customers are now planning further into the future to ensure availability of rigs for their drilling programs and are signing contracts with longer lead times and durations, as well as higher dayrates.  Our customers continue to pursue offshore projects in deepwater and harsh environments where rates of return and production volumes are anticipated to be very attractive, which is reflected in the resumption of postponed projects, commencement of new drilling and exploration campaigns and extensions of current drilling campaigns.

Offshore drilling activity remains robust in every major ultra-deepwater geographic sector.  Several new exploration and development programs have commenced as our customers return their focus to reserve replacement.  Consequently, tendering activity improved meaningfully during 2023 and several multi-year tenders and direct negotiations for work in Brazil, West Africa, North America and Australia were awarded.  Many tenders remain active and are expected to be awarded in the first half of 2024.

South America, the Gulf of Mexico and, increasingly, Africa are key ultra-deepwater market sectors.  In the last two years, we observed sustained increases in dayrates for projects in the U.S. Gulf of Mexico and Brazil.  We continue to see these trends expand to other deepwater sectors.

In Norway, the largest market for harsh environment rigs, we anticipate demand will accelerate and extend through at least 2027, primarily due to previously enacted Norwegian tax incentive programs.  Several rigs have departed the region to work in other emerging harsh environment regions that require high-specification, high-efficiency semisubmersibles.  Contract durations, including subsequent extensions, on most of these units could make them unavailable to relocate for the foreseeable future.  We believe that these and other factors affecting supply and demand for drilling rigs are likely to have a favorable influence on dayrates and contracting terms as competition increases for high-specification, high-efficiency semisubmersibles.

As we project that this increased demand for both our asset groups will be sustained in the coming years, and as there are now fewer high-specification offshore drilling rigs capable of operating in these markets, we believe this demand may prompt the reactivation of cold-stacked rigs and the delivery of remaining stranded newbuild assets.

As of February 14, 2024, our contract backlog was $9.01 billion compared to $9.40 billion as of October 18, 2023.  The risks of drilling project delays, contract renegotiations and contract terminations and cancellations remain low as oil prices have stayed at levels that are supportive of investment in deepwater and harsh environment projects.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of February 14, 2024, our uncommitted fleet rates for each of the five years in the period ending December 31, 2028 were as follows:

	2024	2025	2026	2027	2028
Uncommitted fleet rate
Ultra-deepwater floaters	47%	58%	69%	79%	92%
Harsh environment floaters	23%	37%	69%	93%	100%

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

	February 14,	October 18,	February 9,
	2024	2023	2023

	(in millions)
Contract backlog
Ultra-deepwater floaters	$6,951	$7,426	$7,378
Harsh environment floaters	2,057	1,969	1,159
Total contract backlog	$9,008	$9,395	$8,537

Our contract backlog includes only firm commitments, including amounts associated with our contracted newbuild units under construction, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.

The average contractual dayrate relative to our contract backlog is defined as the average maximum contractual operating dayrate to be earned per operating day in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after operations commence.  At February 14, 2024, the contract backlog and average contractual dayrates for our fleet were as follows:

		For the years ending December 31,
	Total	2024	2025	2026	2027	2028	Thereafter

	(in millions, except average dayrates)
Contract backlog
Ultra-deepwater floaters	$6,951	$1,984	$1,965	$1,486	$1,031	$381	$104
Harsh environment floaters	2,057	762	791	415	89	—	—
Total contract backlog	$9,008	$2,746	$2,756	$1,901	$1,120	$381	$104

Average contractual dayrates
Ultra-deepwater floaters	$444,000	$428,000	$443,000	$453,000	$459,000	$464,000	$461,000
Harsh environment floaters	$408,000	$366,000	$428,000	$456,000	$429,000	$—	$—
Total fleet average	$435,000	$409,000	$438,000	$454,000	$457,000	$464,000	$461,000

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

Average daily revenue—We believe average daily revenue provides a comparative measurement unit for our revenue-earning performance.  Average daily revenue is defined as operating revenues, excluding revenues for contract terminations, reimbursements and contract intangible amortization, earned per operating day.  The average daily revenue for our fleet was as follows:

	Years ended December 31,
	2023	2022	2021
Average daily revenue
Ultra-deepwater floaters	$393,700	$329,100	$355,500
Harsh environment floaters	$354,300	$380,000	$386,200
Total fleet average daily revenue	$382,300	$345,500	$365,600

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

	Years ended December 31,
	2023	2022	2021
Revenue efficiency
Ultra-deepwater floaters	96.5%	95.7%	96.1%
Harsh environment floaters	97.8%	97.6%	98.8%
Total fleet average revenue efficiency	96.8%	96.4%	97.0%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2023	2022	2021
Rig utilization
Ultra-deepwater floaters	49.4%	50.1%	49.3%
Harsh environment floaters	59.1%	64.9%	64.4%
Total fleet average rig utilization	51.9%	54.1%	53.4%

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

Operating Results

Year ended December 31, 2023 compared to the year ended December 31, 2022

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended December 31,
	2023	2022	Change	% Change

	(in millions, except day amounts and percentages)
Operating days	7,045	7,341	(296)	(4)%
Average daily revenue	$382,300	$345,500	$36,800	11%
Revenue efficiency	96.8%	96.4%
Rig utilization	51.9%	54.1%

Contract drilling revenues	$2,832	$2,575	$257	10%

Operating and maintenance expense	(1,986)	(1,679)	(307)	(18)%
Depreciation and amortization expense	(744)	(735)	(9)	(1)%
General and administrative expense	(187)	(182)	(5)	(3)%
Loss on impairment of assets	(57)	—	(57)	nm
Loss on disposal of assets, net	(183)	(10)	(173)	nm
Operating loss	(325)	(31)	(294)	nm

Other income (expense), net
Interest income	52	27	25	93%
Interest expense, net of amounts capitalized	(646)	(561)	(85)	(15)%
Gain (loss) on retirement of debt	(31)	8	(39)	nm
Other, net	9	(5)	14	nm
Loss before income tax expense	(941)	(562)	(379)	(67)%
Income tax expense	(13)	(59)	46	78%
Net loss	$(954)	$(621)	$(333)	(54)%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the following: (a) approximately $210 million resulting from higher average daily revenues, (b) approximately $190 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Atlas and Deepwater Titan placed into service in the two-year period ended December 31, 2023, (c) approximately $25 million resulting from slightly improved efficiency for the fleet, (d) approximately $25 million resulting from higher reimbursement revenues and (e) approximately $10 million resulting from increased early termination revenues.  These increases were partially offset by the following: (a) approximately $180 million resulting from reduced utilization, primarily for our harsh environment floaters that were under mobilization or contract preparation for their next contract and (b) approximately $25 million resulting from cold stacking Deepwater Nautilus.

Costs and expenses—Operating and maintenance costs and expenses increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the following: (a) approximately $140 million resulting from reactivation and contract preparation, (b) approximately $85 million resulting from our two newbuild ultra-deepwater floaters placed into service, (c) approximately $55 million resulting from the effect of inflation on personnel and maintenance costs, (d) approximately $40 million resulting from various litigation, customs duties and indirect taxes and (e) approximately $25 million resulting from higher reimbursable costs.  These increases were partially offset by the following: (a) approximately $35 million resulting from cold stacking Deepwater Nautilus and (b) approximately $15 million resulting from the favorable effect of currency exchange rates on personnel costs.

Depreciation and amortization expense increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to (a) $48 million of increased depreciation associated with our newbuild ultra-deepwater floaters and other property and equipment placed into service since December 2022, partially offset by (b) $23 million of reduced depreciation resulting from the disposal of one rig and the classification of two rigs as held for sale and (c) approximately $12 million of reduced depreciation resulting from assets that had reached the end of their useful lives or had been retired.

General and administrative costs and expenses increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the following: (a) approximately $16 million resulting from increased personnel costs, partially offset by (c) approximately $8 million resulting from reduced innovation costs and (d) approximately $4 million resulting from reduced legal and professional fees.

Loss on impairment or disposal of assets—In the year ended December 31, 2023, we recognized a loss associated with the impairment of two harsh environment floaters, which we determined were impaired at the time we classified them as held for sale.

In the year ended December 31, 2023, we recognized a loss of $169 million associated with our non-cash contribution of Ocean Rig Olympia and related assets in exchange for an equity ownership interest in GSR.  In the years ended December 31, 2023 and

2022, we recognized an aggregate net loss of $14 million and $10 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, increased in the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the following: (a) $189 million resulting from debt issued in the two-year period ended December 31, 2023 and (b) $34 million resulting from reduced interest costs capitalized for our newbuild construction program, partially offset by (c) $113 million resulting from debt repaid as scheduled or early retired and (d) $30 million resulting from the fair value adjustment of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds.

In the year ended December 31, 2023, we recognized a net loss on retirement of debt, primarily associated with the early retirement of $1.38 billion aggregate principal amount of our debt securities.  In the year ended December 31, 2022, we recognized a net gain on the retirement of debt, primarily associated with the early retirement of $116 million aggregate principal amount of our debt securities in connection with exchange and purchase agreements.

Other income net, increased in the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the following: (a) an increased gain of $18 million resulting from net changes to currency exchange rates, (b) increased income of $17 million associated with our dual-activity patent and (c) increased income of $8 million related to the non-service components of net periodic benefit income, partially offset by (e) a loss of $27 million associated with a payment of cash or the issuance of additional shares to certain holders that elected to exercise their exchanges rights for the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds in the year ended December 31, 2023.

Income tax expense—In the years ended December 31, 2023 and 2022, our effective tax rate was (1.4) percent and (10.4) percent, respectively, based on loss before income tax expense.  In the years ended December 31, 2023 and 2022, the aggregate effect of discrete period tax items was a net tax benefit of $74 million and $19 million, respectively.  In the year ended December 31, 2023, such discrete items included settlements and expirations of various uncertain tax positions, changes to valuation allowances and changes to deferred taxes due to new rig operations.  In the year ended December 31, 2022, such discrete items included settlement and expiration of various uncertain tax positions, changes to valuation allowances, operational restructuring and gains due to exchange rate changes.  In the years ended December 31, 2023 and 2022, our effective tax rate, excluding discrete items, was (13.3) percent and (13.6) percent, respectively, based on loss before income tax expense.  In the year ended December 31, 2023 compared to the year ended December 31, 2022, our effective tax rate increased primarily due to changes in the relative blend of income from operations in certain jurisdictions.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the year ended December 31, 2023, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues, with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Brazil, Cyprus, Australia, Norway and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

In the year ended December 31, 2023, our primary sources of cash were net cash proceeds from issuance of debt and net cash provided by our operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Years ended December 31,
	2023	2022	Change

	(in millions)
Cash flows from operating activities
Net loss	$(954)	$(621)	$(333)
Non-cash items, net	1,351	1,163	188
Changes in operating assets and liabilities, net	(233)	(94)	(139)
	$164	$448	$(284)

Net cash provided by operating activities decreased primarily due to (a) increased disbursements made in connection with contract preparation and mobilization activities for rigs under new or upcoming contracts, (b) increased cash paid for interest and (c) increased cash paid to employees, partially offset by (d) reduced cash paid for income taxes.

	Years ended December 31,
	2023	2022	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(427)	$(717)	$290
Investments in equity of unconsolidated affiliates	(10)	(42)	32
Investment in loans to unconsolidated affiliates	(3)	(5)	2
Proceeds from disposal of assets, net	10	7	3
Cash acquired in acquisition of unconsolidated affiliate	7	—	7
	$(423)	$(757)	$334

Net cash used in investing activities decreased primarily due to (a) reduced capital expenditures associated with our newbuild construction program and (b) reduced cash invested in the equity and debt of our unconsolidated affiliates, partially offset by (c) increased capital expenditures associated with maintenance, reactivation and contract preparation activities.

	Years ended December 31,
	2023	2022	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(1,717)	$(554)	$(1,163)
Proceeds from issuance of debt, net of issue costs	1,983	175	1,808
Proceeds from issuance of shares, net of issue costs	—	263	(263)
Proceeds from issuance of warrants, net of issue costs	—	12	(12)
Other, net	(3)	(8)	5
	$263	$(112)	$375

Net cash provided by financing activities increased primarily due to (a) net cash proceeds from the issuance of $1.175 billion aggregate principal amount of 8.75% Senior Secured Notes, $525 million aggregate principal amount of 8.375% Senior Secured Notes and $325 million aggregate principal amount of 8.00% Senior Secured Notes in the year ended December 31, 2023, and (b) decreased cash used to repay debt in scheduled installments, partially offset by (c) early repayments of $1.38 billion aggregate principal amount of certain of our debt securities in the year ended December 31, 2023 compared to early repayments of $77 million aggregate principal amount in the prior year.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility or proceeds from the disposal of assets or the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities or other payments.  At December 31, 2023, we had $762 million in unrestricted cash and cash equivalents and $233 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

Additionally, we have a bank credit agreement for a credit facility, secured by, among other things, a lien on nine of our ultra-deepwater floaters and two of our harsh environment floaters (as amended from time to time, the “Secured Credit Facility”).  Our Secured Credit Facility provides us with a borrowing capacity of $600 million through its scheduled maturity on June 22, 2025, and contains restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $500 million, among others.  For more information about the restrictions in our Secured Credit Facility and maturity triggers thereof, as well as on our scheduled debt maturities in 2024 and beyond, see Notes to Consolidated Financial Statements—Note 9—Debt.

Although we currently anticipate relying on these sources of liquidity, including cash flows from operating activities and borrowings under our Secured Credit Facility, among others, we may in the future consider establishing additional financing arrangements with banks or other capital providers, including shipyard loans, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  Additionally, we have from time to time relied on issuances of equity or equity-linked securities.  For more information about our issuances of equity securities, see Notes to Consolidated Financial Statements—Note 9—Debt and Notes to Consolidated Financial Statements—Note 14—Equity.

Debt and equity markets—From time to time, we seek to access the capital markets, including with respect to potential liability management transactions.  For example, during the three-year period ended December 31, 2023, we completed multiple debt and equity transactions, including the redemption, exchanges and retirement of existing debt, in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may use existing unrestricted cash balances, our cash flows from operating activities, or proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging any of our debt or equity-linked securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our previous debt repayment, redemption and retirement transactions during the three-year period ended December 31, 2023, see Notes to Consolidated Financial Statements—Note 9—Debt.

Our ability and willingness to access the debt and equity markets is a function of a variety of factors, including, among others, general economic, industry or market conditions, market perceptions of us and our industry and credit rating agencies’ views of our debt.  General economic or market conditions could have an adverse effect on our business and financial position and on the business and financial position of our customers, suppliers and lenders and could affect our ability to access the capital markets on acceptable terms or at all and our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events could impact our liquidity or need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Additionally, the rating of our long-term debt is below investment grade, which is causing us to experience increased fees and interest rates under our Secured Credit Facility and indentures governing certain of our senior notes.  Future downgrades may further restrict our ability to access the debt market for sources of capital and may negatively impact the cost of such capital at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.

Drilling fleet—From time to time, we review possible acquisitions of businesses and drilling rigs, as well as noncontrolling ownership interests in other companies, and we may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades, new rig construction, or the acquisition of a rig under construction.  Any such acquisition or investment could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  Our failure to subsequently secure drilling contracts in these instances, if not already secured, could have an adverse effect on our results of operations or cash flows.

In the years ended December 31, 2023 and 2022, we made capital expenditures of $427 million and $717 million, respectively, including $331 million and $669 million, respectively, for our newbuild construction projects.  The historical and projected capital expenditures and non-cash capital additions for our ongoing newbuild construction projects were as follows:

		Expected
	Total costs	costs for the
	through	year ending
	December 31,	December 31,
	2023	2024	Total

	(in millions)
Deepwater Aquila (a)	$301	$139	$440
Deepwater Titan (b)	1,165	—	1,165
Deepwater Atlas (c)	1,000	—	1,000
Total	$2,466	$139	$2,605
(a)	In September 2023, we acquired Deepwater Aquila, an ultra-deepwater drillship under construction for Liquila, a previously unconsolidated variable interest entity, by acquiring the outstanding ownership interests in Liquila. The seventh generation, high-specification drillship is designed to be equipped with our patented dual activity, a 1,400 short-ton hookload, large deck space, high load capacities and will be dual-stack ready. The rig is expected to commence operations under its drilling contract in mid-2024.
(b)	In May 2023, we completed construction of the ultra-deepwater drillship Deepwater Titan, and it commenced operations under its drilling contract. Deepwater Titan is equipped with two 20,000 pounds per square inch blowout preventers and other equipment required by our customer.
(c)	In October 2022, we completed construction of the ultra-deepwater drillship Deepwater Atlas, and it commenced the first of two phases of operations using a 15,000 pounds per square inch blowout preventer. In October 2023, the rig completed installation of a 20,000 pounds per square inch blowout preventer and related equipment, and is expected to return to service in the first half of 2024.

The ultimate amount of our capital expenditures is partly dependent upon financial market conditions, the actual level of operational and contracting activity, the costs associated with the current regulatory environment and customer requested capital improvements and equipment for which the customer agrees to reimburse us.  As with any major shipyard project that takes place over an extended period of time, the actual costs, the timing of expenditures and the project completion date may vary from estimates based on numerous factors, including actual contract terms, weather, exchange rates, shipyard labor conditions, availability of suppliers to recertify equipment and the market demand for components and resources required for drilling unit construction.  We intend to fund the cash requirements for our projected capital expenditures by using available cash balances, cash generated from operations and asset sales, borrowings under our Secured Credit Facility and financing arrangements with banks or other capital providers.  Economic conditions and other factors could impact the availability of these sources of funding.  See “—Sources and uses of liquidity.”

From time to time, we may also review the possible disposition of certain drilling assets.  During the year ended December 31, 2023, we made a non-cash contribution of an ultra-deepwater floater, together with related assets and a cash contribution of $10 million, as consideration for an equity ownership interest in an unconsolidated affiliate.  Additionally, on February 15, 2024, we completed the sale of two harsh environment floaters.  Considering market conditions, we have previously committed to plans to sell certain lower specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Consolidated Financial Statements—Note 7—Long-Lived Assets.

Contractual obligations—We provide additional information about our cash requirements for known contractual and other obligations on both a short-term and long-term basis in the notes to our consolidated financial statements as follows:

◾For additional information regarding our operating and finance lease obligations, see Notes to Consolidated Financial Statements—Note 8—Leases.
◾For additional information regarding our debt obligations and scheduled maturities, see Notes to Consolidated Financial Statements—Note 9—Debt.
◾For additional information regarding the obligations to our employees under our various postemployment benefit plans, see Notes to Consolidated Financial Statements—Note 10—Postemployment Benefit Plans.
◾For additional information regarding our tax obligations, see Notes to Consolidated Financial Statements—Note 11—Income Taxes.
◾For additional information regarding our obligations under long-term purchase agreements and service agreements and our material contingencies, see Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies.

Other commercial commitments—We have other commercial commitments, such as standby letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, insurance, customs, tax and other obligations in various jurisdictions.  The cash obligations of these commitments, which are primarily geographically concentrated in Brazil, are not normally called because we typically comply with the underlying performance requirements.  Standby letters of credit are issued under various committed and uncommitted credit lines, some of which require cash collateral.  For additional information regarding our standby letters of credit and surety bond guarantees, see Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies.

Related Party Transactions

In April 2023, Perestroika AS (together with its subsidiaries, “Perestroika”), an entity affiliated with one of our directors that beneficially owns approximately 11 percent of our shares, exchanged $213 million aggregate principal amount of the 2.50% Senior Guaranteed Exchangeable Bonds under the terms of the governing indenture at the applicable exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note.  As part of the transaction governing the exchange, we delivered 34.6 million Transocean Ltd. shares and additional immaterial cash consideration to such exchanging holder.  The director’s beneficial ownership of our shares resulting from these transactions did not change.  See Notes to Consolidated Financial Statements—Note 9—Debt.

In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million, which included 2.0 million Transocean Ltd. shares with an aggregate value of $16.4 million issued to Perestroika, to acquire the outstanding ownership interests in Liquila, and as a result, Liquila became our wholly owned subsidiary.  See Notes to Consolidated Financial Statements—Note 4—Unconsolidated Affiliates.

We engage in certain related party transactions with our unconsolidated affiliates.  Our most significant transactions with our unconsolidated affiliates are under agreements with Orion Holdings (Cayman) Limited as follows: (a) we operate, stack and maintain Transocean Norge under a management services agreement, (b) we market Transocean Norge under a marketing services agreement and (c) during operations, we lease Transocean Norge under a bareboat charter agreement.  Additionally, we procure and provide services and equipment from and to other unconsolidated affiliates for technological innovation and subsea minerals exploration.  See Notes to Consolidated Financial Statements—Note 4—Unconsolidated Affiliates.

Critical Accounting Policies and Estimates

Overview

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  These estimates require significant judgments and assumptions.  We evaluate our estimates on an ongoing basis using historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

We consider the following to be our critical accounting policies and estimates since they are very important to the portrayal of our financial condition and results and require our most subjective and complex judgments.  We have discussed the development, selection and disclosure of such policies and estimates with the audit committee of our board of directors.  For information about our significant accounting policies and accounting standards updates, see Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies.

Income taxes

Overview—We provide for income taxes based on expected taxable income, statutory rates and tax laws in the jurisdictions in which we operate or have a taxable presence.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.  Consequently, our income tax expense does not change proportionally with our income or loss before income taxes.

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

Unrecognized tax benefits—We establish liabilities for estimated tax exposures, and the provisions and benefits resulting from changes to those liabilities are included in our annual tax provision along with related interest and penalties.  Such tax exposures include potential challenges to intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These exposures may be affected by changes in applicable tax law or other factors, which could cause us to revise our prior estimates, and are generally resolved through the settlement of audits within these tax jurisdictions or by judicial means.  At December 31, 2023 and 2022, we had unrecognized tax benefits of $458 million and $471 million, respectively, including interest and penalties, against which we recorded net operating loss deferred tax assets of $411 million and $383 million, respectively, resulting in net unrecognized tax benefits of $47 million and $88 million, respectively, including interest and penalties, that upon reversal would favorably impact our effective tax rate.

Valuation allowance—We apply significant judgment to determine whether our deferred tax assets will be fully or partially realized.  Our evaluation requires us to consider all available positive and negative evidence, including projected future taxable income and the existence of cumulative losses in recent years.  We continually evaluate opportunities for the future utilization of our deferred tax assets.  When it is estimated to be more likely than not that all or some portion of certain deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized, we establish a valuation allowance for the amount of the deferred tax assets that is considered to be unrealizable.  During the years ended December 31, 2023 and 2022, in connection with our evaluation of the projected realizability of our deferred tax assets, we determined that our consolidated cumulative loss incurred over the recent three-year period has limited our ability to consider other subjective evidence, such as projected contract activity rather than contract backlog.  See Notes to Consolidated Financial Statements—Note 11—Income Taxes.

Property and equipment

Overview—We apply significant judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for cost capitalization, useful lives and salvage values.  At December 31, 2023 and 2022, the carrying amount of our property and equipment was $16.94 billion and $17.47 billion, respectively, representing 84 percent and 85 percent, respectively, of our total assets.

Capitalized costs—We capitalize costs incurred to enhance, improve and extend the useful lives of our property and equipment and expense costs incurred to repair and maintain the existing condition of our rigs.  For newbuild construction projects, we also capitalize the initial preparation, mobilization and commissioning costs incurred until the drilling unit is placed into service.  Cost capitalization affects our results of operations by reducing expenses in the period incurred and increasing depreciation expense over the useful life of the asset.

Useful lives and salvage values—We depreciate our assets using the straight-line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  We may also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on future marketability.  At December 31, 2023, a hypothetical one-year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $33 million and a hypothetical one-year decrease would cause an increase in our annual depreciation expense of approximately $13 million.

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

We assess recoverability of assets held and used by projecting undiscounted cash flows for the asset group being evaluated.  When the carrying amount of the asset group is determined to be unrecoverable, we recognize an impairment loss, measured as the amount by which the carrying amount of the asset group exceeds its estimated fair value.  To estimate the fair value of each asset group, we apply a variety of valuation methods, incorporating income, market and cost approaches.  We may weigh the approaches, under certain circumstances, when relevant data is limited, when results are inconclusive or when results deviate significantly.  Our estimate of fair value generally requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the long-term future performance of our asset groups, such as projected revenues and costs, dayrates, rig utilization and revenue efficiency.  These projections involve uncertainties that rely on assumptions about demand for our services, future market conditions and technological developments.  Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or the assumptions used to estimate fair value and significant unanticipated changes to the assumptions could materially alter an outcome that could otherwise result in an impairment loss.  Given the nature of these evaluations and their application to specific asset groups and specific time periods, it is not possible to reasonably quantify the impact of changes in these assumptions.  See Notes to Consolidated Financial Statements—Note 7—Long-Lived Assets.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Overview—We are exposed to interest rate risk, primarily associated with our long-term debt, including current maturities.  Additionally, we are exposed to equity price risk related to certain of our exchangeable bonds and currency exchange rate risk related to our international operations.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The expected maturity amounts, presented below, include both principal and other installments.  The following table presents information as of December 31, 2023, for each of the five years in the period ending December 31, 2028 and thereafter (in millions, except interest rate percentages):

	Years ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$391	$1,140	$1,182	$1,936	$664	$1,970	$7,283	$7,308
Average interest rate	5.89%	6.16%	6.96%	5.17%	7.83%	7.41%

At December 31, 2023 and 2022, the fair value of our outstanding debt was $7.31 billion and $6.41 billion, respectively.  During the year ended December 31, 2023, the fair value of our debt increased by $896 million due to the following: (a) an increase of $2.05 billion due to the issuance of the 8.375% senior secured notes due February 2028, 8.00% senior secured notes due September 2028 and the 8.75% senior secured notes due February 2030, (b) a net increase of $817 million resulting from changes in the market prices of our outstanding debt, partially offset by (c) a decrease of $1.36 billion due to early retirement of certain notes, (d) a decrease of $380 million due to the exchange of the 2.50% senior guaranteed exchangeable bonds due January 2027 and partial exchanges of the 4.00% senior guaranteed exchangeable bonds due December 2025 and the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) and (e) a decrease of $225 million due to scheduled installments.  See Notes to Consolidated Financial Statements—Note 9—Debt and Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

The majority of our cash equivalents is subject to variable interest rates or short-term interest rates and such cash equivalents earn commensurately higher rates of return when interest rates increase.

Equity price risk—We are exposed to equity price risk primarily related to the bifurcated compound exchange feature contained within the 4.625% Senior Guaranteed Exchangeable Bonds.  The compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  The market price of our shares is the primary driver of the fair value of the exchange feature.  At December 31, 2023, the fair value of the bifurcated compound exchange feature was $350 million.  At December 31, 2023, a 10 percent hypothetical increase or decrease to the market price of our shares would result in a $43 million increase or decrease in the carrying amount of the exchange feature, recorded as a component of our debt, and a corresponding adjustment to interest expense.  See Notes to Consolidated Financial Statements—Note 9—Debt and Notes to Consolidated Financial Statements—Note 19—Risk Concentration.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, as described in Internal Control-Integrated Framework, as published in 2013.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Transocean Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Transocean Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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
February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transocean Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transocean Ltd. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Loss on Disposal of Ocean Rig Olympia
Description of the Matter

As discussed in Notes 4 and 7 to the consolidated financial statements, the Company made a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, and related assets, with an estimated fair value of $85 million, in exchange for a noncontrolling ownership interest in Global Sea Mineral Resources NV.  As a result, the Company recognized a loss of $169 million, associated with the disposal of the rig and related assets for the year ended December 31, 2023.

Auditing management’s estimate of the fair value of Ocean Rig Olympia and related assets was complex and judgmental due to the estimation required in determining the fair value of Ocean Rig Olympia.  In particular, the fair value estimate of Ocean Rig Olympia was sensitive to significant assumptions such as the discount rate, rig utilization, revenue efficiency and dayrates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the rig and related loss on disposal of assets calculation, including controls over management’s review of the significant assumptions described above as well as over the underlying data used in the fair value and related loss determination.

To test the estimated fair value of Ocean Rig Olympia we performed audit procedures that included, among others, (i) assessing the valuation methodologies utilized by management; (ii) testing the significant assumptions discussed above; (iii) testing the completeness and accuracy of the underlying data used by the Company in its analysis; and (iv) testing the mathematical accuracy of the fair value and related loss on disposal of assets calculations.  We involved a valuation specialist to assist in our evaluation of the Company's model, valuation methodology and significant assumptions.  We reviewed for contrary evidence related to the determination of the fair value of the rig and related loss on disposal of assets, including reviewing relevant market data and internal Company forecasts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Houston, Texas
February 20, 2024

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years ended December 31,
	2023	2022	2021

Contract drilling revenues	$2,832	$2,575	$2,556

Costs and expenses
Operating and maintenance	1,986	1,679	1,697
Depreciation and amortization	744	735	742
General and administrative	187	182	167
	2,917	2,596	2,606
Loss on impairment of assets	(57)	—	—
Loss on disposal of assets, net	(183)	(10)	(62)
Operating loss	(325)	(31)	(112)

Other income (expense), net
Interest income	52	27	15
Interest expense, net of amounts capitalized	(646)	(561)	(447)
Gain (loss) on retirement of debt	(31)	8	51
Other, net	9	(5)	23
	(616)	(531)	(358)
Loss before income tax expense	(941)	(562)	(470)
Income tax expense	13	59	121

Net loss	(954)	(621)	(591)
Net income attributable to noncontrolling interest	—	—	1
Net loss attributable to controlling interest	$(954)	$(621)	$(592)

Loss per share, basic and diluted	$(1.24)	$(0.89)	$(0.93)
Weighted-average shares, basic and diluted	768	699	637

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Years ended December 31,
	2023	2022	2021

Net loss	$(954)	$(621)	$(591)
Net income attributable to noncontrolling interest	—	—	1
Net loss attributable to controlling interest	(954)	(621)	(592)

Components of net periodic benefit costs before reclassifications	6	(109)	175
Components of net periodic benefit costs reclassified to net loss	—	3	10

Other comprehensive income (loss) before income taxes	6	(106)	185
Income taxes related to other comprehensive income (loss)	2	5	(6)
Other comprehensive income (loss)	8	(101)	179
Other comprehensive income attributable to noncontrolling interest	—	—	—
Other comprehensive income (loss) attributable to controlling interest	8	(101)	179

Total comprehensive loss	(946)	(722)	(412)
Total comprehensive income attributable to noncontrolling interest	—	—	1
Total comprehensive loss attributable to controlling interest	$(946)	$(722)	$(413)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$762	$683
Accounts receivable, net	512	485
Materials and supplies, net	426	388
Restricted cash and cash equivalents	233	308
Other current assets	193	144
Total current assets	2,126	2,008

Property and equipment	23,875	24,217
Less accumulated depreciation	(6,934)	(6,748)
Property and equipment, net	16,941	17,469
Contract intangible assets	4	56
Deferred tax assets, net	44	13
Other assets	1,139	890
Total assets	$20,254	$20,436

Liabilities and equity
Accounts payable	$323	$281
Accrued income taxes	23	19
Debt due within one year	370	719
Other current liabilities	681	539
Total current liabilities	1,397	1,558

Long-term debt	7,043	6,628
Deferred tax liabilities, net	540	493
Other long-term liabilities	858	965
Total long-term liabilities	8,441	8,086

Commitments and contingencies

Shares, CHF 0.10 par value, 1,021,294,549 authorized, 142,362,093 conditionally authorized, 843,715,858 issued and 809,030,846 outstanding at December 31, 2023, and 905,093,509 authorized, 142,362,675 conditionally
authorized, 797,244,753 issued and 721,888,427 outstanding at December 31, 2022	81	71
Additional paid-in capital	14,544	13,984
Accumulated deficit	(4,033)	(3,079)
Accumulated other comprehensive loss	(177)	(185)
Total controlling interest shareholders’ equity	10,415	10,791
Noncontrolling interest	1	1
Total equity	10,416	10,792
Total liabilities and equity	$20,254	$20,436

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Years ended December 31,			Years ended December 31,
	2023	2022	2021	2023	2022	2021

	Quantity			Amount
Shares
Balance, beginning of period	722	655	615	$71	$64	$60
Issuance of shares	87	67	40	10	7	4
Balance, end of period	809	722	655	$81	$71	$64

Additional paid-in capital
Balance, beginning of period				$13,984	$13,683	$13,501
Share-based compensation				40	29	28
Issuance of shares				520	256	154
Issuance of warrants				—	16	—
Balance, end of period				$14,544	$13,984	$13,683

Accumulated deficit
Balance, beginning of period				$(3,079)	$(2,458)	$(1,866)
Net loss attributable to controlling interest				(954)	(621)	(592)
Balance, end of period				$(4,033)	$(3,079)	$(2,458)

Accumulated other comprehensive loss
Balance, beginning of period				$(185)	$(84)	$(263)
Other comprehensive income (loss) attributable to controlling interest				8	(101)	179
Balance, end of period				$(177)	$(185)	$(84)

Total controlling interest shareholders’ equity
Balance, beginning of period				$10,791	$11,205	$11,432
Total comprehensive loss attributable to controlling interest				(946)	(722)	(413)
Share-based compensation				40	29	28
Issuance of shares				530	263	158
Issuance of warrants				—	16	—
Balance, end of period				$10,415	$10,791	$11,205

Noncontrolling interest
Balance, beginning of period				$1	$1	$3
Total comprehensive income attributable to noncontrolling interest				—	—	1
Acquisition of noncontrolling interest				—	—	(3)
Balance, end of period				$1	$1	$1

Total equity
Balance, beginning of period				$10,792	$11,206	$11,435
Total comprehensive loss				(946)	(722)	(412)
Share-based compensation				40	29	28
Issuance of shares				530	263	158
Issuance of warrants				—	16	—
Acquisition of noncontrolling interest				—	—	(3)
Balance, end of period				$10,416	$10,792	$11,206

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2023	2022	2021

Cash flows from operating activities
Net loss	$(954)	$(621)	$(591)
Adjustments to reconcile to net cash provided by operating activities:
Amortization of contract intangible asset	52	117	220
Depreciation and amortization	744	735	742
Share-based compensation expense	40	29	28
Loss on impairment of assets	57	—	—
Loss on impairment of investment in unconsolidated affiliates	5	—	37
Loss on disposal of assets, net	183	10	62
Fair value adjustment to bifurcated compound exchange feature	127	157	—
Amortization of debt-related balances, net	51	33	25
(Gain) loss on retirement of debt	31	(8)	(51)
Deferred income tax expense	18	46	128
Other, net	43	44	52
Changes in deferred revenues, net	70	(20)	(108)
Changes in deferred costs, net	(190)	1	(6)
Changes in other operating assets and liabilities, net	(113)	(75)	37
Net cash provided by operating activities	164	448	575

Cash flows from investing activities
Capital expenditures	(427)	(717)	(208)
Investments in equity of unconsolidated affiliates	(10)	(42)	(1)
Investment in loans to unconsolidated affiliates	(3)	(5)	(33)
Proceeds from disposal of assets, net	10	7	9
Cash acquired in acquisition of unconsolidated affiliate	7	—	—
Net cash used in investing activities	(423)	(757)	(233)

Cash flows from financing activities
Repayments of debt	(1,717)	(554)	(606)
Proceeds from issuance of debt, net of issue costs	1,983	175	—
Proceeds from issuance of shares, net of issue costs	—	263	158
Proceeds from issuance of warrants, net of issue costs	—	12	—
Other, net	(3)	(8)	(42)
Net cash provided by (used in) financing activities	263	(112)	(490)

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	4	(421)	(148)
Unrestricted and restricted cash and cash equivalents, beginning of period	991	1,412	1,560
Unrestricted and restricted cash and cash equivalents, end of period	$995	$991	$1,412

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of December 31, 2023, we owned or had partial ownership interests in and operated a fleet of 37 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and nine harsh environment floaters.  As of December 31, 2023, we were constructing one ultra-deepwater drillship.

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

Functional currency—We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  In the years ended December 31, 2023, 2022 and 2021, we recognized a net gain of $10 million, a net loss of $8 million and a net loss of $1 million, respectively, related to currency exchange rates.

Revenues and related pre-operating costs—We recognize revenues earned under our drilling contracts based on variable dayrates, which range from a full operating dayrate to lower rates or zero rates for periods when drilling operations are interrupted or restricted, based on the specific activities we perform during the contract on an hourly, or more frequent, basis.  Such dayrate consideration is attributed to the distinct time period to which it relates within the contract term, and therefore, is recognized as we perform the services.  When the operating dayrate declines over the contract term, we recognize revenues on a straight-line basis over the estimated contract period.  We recognize reimbursement revenues and the corresponding costs as we provide the customer-requested goods and services, when such reimbursable costs are incurred while performing drilling operations.  Prior to performing drilling operations, we may receive pre-operating revenues, on either a fixed lump-sum or variable dayrate basis, for mobilization, contract preparation, customer-requested goods and services or capital upgrades, for which we record a contract liability and recognize as revenues on a straight-line basis over the estimated contract period.  We recognize losses for loss contracts as such losses are incurred.  We recognize revenues for demobilization

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

over the contract period unless otherwise constrained.  We recognize revenues from contract terminations as we fulfill our obligations and all contingencies have been resolved.  We apply the optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is typically based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.

To obtain contracts with our customers, we incur pre-operating costs to prepare a rig for contract and mobilize a rig to the drilling location.  We defer such pre-operating contract preparation and mobilization costs for recognition in operating and maintenance costs over the estimated contract period on a straight-line basis, consistent with the general pace of activity.  See Note 5—Revenues.

Income taxes—We provide for income taxes based on expected taxable income, statutory rates and tax laws in the jurisdictions in which we operate or have a taxable presence.  We recognize the effect of changes in tax laws as of the date of enactment.  We recognize potential global intangible low-taxed income inclusions as a period cost.

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

Restricted cash and cash equivalents—We maintain restricted cash and cash equivalents that are either pledged for debt service under certain bond indentures, as required under certain bank credit arrangements, or held in accounts that are subject to restrictions due to legislation, regulation or court order.  We classify such restricted cash and cash equivalents in current assets if the restriction is expected to expire or otherwise be resolved within one year or if such funds are considered to offset liabilities that are properly classified as current liabilities. See Note 9—Debt.

Materials and supplies—We record materials and supplies at their average cost less an allowance for excess items.  We estimate the allowance for excess items based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2023 and 2022, our allowance for excess items was $198 million and $199 million, respectively.

Property and equipment—We apply judgment to account for our property and equipment, consisting primarily of offshore drilling rigs and related equipment, related to estimates and assumptions for cost capitalization, useful lives and salvage values.  We base our estimates and assumptions on historical experience and expectations regarding future industry conditions and operations.  At December 31, 2023, the aggregate carrying amount of our property and equipment represented approximately 84 percent of our total assets.

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

Long-lived asset impairment—We review the carrying amounts of long-lived assets, including property and equipment and right-of-use assets, for potential impairment when events occur or circumstances change that indicate that the carrying amount of such assets may not be recoverable.  For assets classified as held and used, we determine recoverability by evaluating the estimated undiscounted future net cash flows based on projected dayrates and utilization of the asset group under review.  We consider our asset groups to be

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

ultra-deepwater floaters and harsh environment floaters.  When an impairment of one or more of our asset groups is indicated, we measure an impairment as the amount by which the carrying amount of the asset group exceeds its estimated fair value.  We measure the fair values of our asset groups by applying a variety of valuation methods, incorporating a combination of income, market and cost approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.  For an asset classified as held for sale, we consider the asset to be impaired to the extent its carrying amount exceeds its estimated fair value less cost to sell.  See Note 7—Long-Lived Assets.

Equity investments and impairment—We review our equity-method investments, and other equity investments for which a readily determinable fair value is not available, for potential impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable in the near term.  If we determine that an impairment that is other than temporary exists, we recognize an impairment loss, measured as the amount by which the carrying amount of the investment exceeds its estimated fair value.  To estimate the fair value of the investment, we apply valuation methods that rely primarily on the income and market approaches.  In the years ended December 31, 2023 and 2021, we recognized a loss of $5 million and $37 million, respectively, associated with the other-than-temporary impairment of the carrying amount of our equity investments.  We amortize the basis difference caused by such impairments using the straight-line method over the estimated life of the asset.  See Note 4—Unconsolidated Affiliates.

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

We measure the actuarially determined obligations and related costs for our defined benefit pension and other postemployment benefit plans, retiree life insurance and medical benefits, by applying assumptions, the most significant of which include long-term rate of return on plan assets, discount rates and mortality rates.  For the long-term rate of return, we develop our assumptions regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, and we weight the assumptions based on each plan’s asset allocation.  For the discount rate, we base our assumptions on a yield curve approach using Aa-rated corporate bonds and the expected timing of future benefit payments.  At December 31, 2023 and 2022, the funded status of our pension and other postemployment benefit plans represented an aggregate liability of $125 million and $174 million, respectively, and an aggregate asset of $31 million and $44 million, respectively.  See Note 10—Postemployment Benefit Plans.

Share-based compensation—To measure the fair values of granted or modified service-based restricted share units, we use the market price of our shares on the grant date or modification date.  To measure the fair values of granted or modified performance-based restricted share units subject to market factors, we use an average price at the performance start date and project performance based on a Monte Carlo simulation model under a risk-neutral approach and apply assumptions for the expected life, risk-free interest rate, expected volatility and dividend yield.  To measure the fair values of granted or modified performance-based restricted share units that are subject to performance targets, we use the market price of our shares on the grant date or modification date and adjust the value for the projected performance rate expected to be achieved at the end of the measurement period.  We recognize share-based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non-employee directors.  We recognize such compensation expense on a straight-line basis over the service period through the date the employee or non-employee director is no longer required to provide service to earn the award.  See Note 15—ShareBased Compensation.

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

Note 3—Accounting Standards Update

Recently issued accounting standards updates not yet adopted

Segment reporting—Effective no later than January 1, 2024, we will adopt the accounting standards update that requires incremental disclosures about a public entity’s reportable segments but does not change the definition or guidance for determining reportable segments.  The update, which explicitly applies to entities such as us with a single reportable segment, requires disclosure of the significant expense categories and amounts that are regularly provided to the chief operating decision-maker and included in the reported measure of segment profit or loss.  Additionally, the update requires disclosures about the individual or the group or committee identified as the chief

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

operating decision-maker.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2023 and must be applied retrospectively to all periods presented, unless impracticable.  We continue to evaluate the requirements and do not expect our adoption to have a material effect on our consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to consolidated financial statements.

Income taxes—Effective no later than January 1, 2025, we will adopt the accounting standards update that requires significant additional disclosures intended to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid.  The new guidance will be applied prospectively and permits, but does not require, retrospective application.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2024.  We continue to evaluate the requirements.  Although we expect our adoption will require us to augment certain disclosures in our notes to consolidated financial statements, we do not expect our adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

Note 4—Unconsolidated Affiliates

Equity investments

Overview—At December 31, 2023, we hold equity investments in certain unconsolidated companies, including (a) our 16 percent ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”), a Belgian company and leading developer of nodule collection technology, which is engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market, (b) our 33 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), a Cayman Islands company that owns the harsh environment floater Transocean Norge, (c) our 19 percent ownership interest in Ocean Minerals LLC (together with its subsidiaries, “Ocean Minerals”), the parent company of Moana Minerals Ltd., a Cook Islands subsea resource development company that intends to explore and collect polymetallic nodules, (d) our 22 percent ownership interest in Nauticus Robotics, Inc., a publicly traded company that develops highly sophisticated, ultra-sustainable marine robots and intelligent software to power them, and (e) our ownership interests in other companies involved in researching and developing technology to improve efficiency, reliability, sustainability and safety for drilling and other activities.

In the years ended December 31, 2023, 2022 and 2021, we recognized a net loss of $14 million, $24 million and $10 million, respectively, recorded in other income and expense, associated with equity in losses of our equity investments.  At December 31, 2023 and 2022, the aggregate carrying amount of our equity investments was $216 million and $113 million, respectively, recorded in other assets.

Contributions—In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, which had been cold stacked, and related assets, with an estimated fair value of $85 million (see Note 7—Long-Lived Assets), in exchange for an equity ownership interest in GSR.  We estimated the fair value of the rig using projected discounted cash flows, and our estimate required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the future performance of the rig, projected demand for its services, rig availability and dayrates.  In the year ended December 31, 2022, we made an aggregate cash contribution of $42 million for partial equity ownerships in various companies, including among others, our initial investments in Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”) and Ocean Minerals.

Impairments—In the years ended December 31, 2023 and 2021, we recognized a loss of $5 million and $37 million, respectively, which had no tax effect, recorded in other, net, associated with the impairment of certain equity investments upon determination that the carrying amount exceeded the estimated fair value and that the impairment was other than temporary.  For the impairment in the year ended December 31, 2021, we estimated the fair value of our investment by applying the income method using significant unobservable inputs, representative of Level 3 fair value measurements, including an assumed discount rate of 12 percent and assumptions about the future performance of the investment, such as future demand and supply for harsh environment floaters, rig utilization, revenue efficiency and dayrates.

Related party transactions

Operating activities—We engage in certain related party transactions with our unconsolidated affiliates.  Our most significant transactions with our unconsolidated affiliates are under agreements with Orion as follows: (a) we operate, stack and maintain Transocean Norge under a management services agreement, (b) we market Transocean Norge under a marketing services agreement and (c) during operations, we lease Transocean Norge under a bareboat charter agreement.  Additionally, we procure and provide services and equipment from and to other unconsolidated affiliates for technological innovation and subsea minerals exploration.

In the years ended December 31, 2023, 2022 and 2021, we incurred costs of approximately $55 million, $54 million and $24 million, respectively, for Transocean Norge, primarily for contract preparation and upgrade shipyard costs, which are reimbursable from Orion, the owner of the rig.  In the years ended December 31, 2023, 2022 and 2021, we received an aggregate cash payment of $49 million, $40 million and $16 million, respectively, for services and equipment provided to Orion.  Additionally, in the year ended December 31, 2023, we and Orion agreed to the non-cash net settlement of a balance of $25 million of accounts receivable and payable.  In the years ended December 31, 2023, 2022 and 2021, we recognized rent expense of $26 million, $11 million and $12 million, respectively, recorded in

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

operating and maintenance costs, and made an aggregate cash payment of $27 million, $10 million and $15 million, respectively, to charter the rig and rent other equipment from Orion.

In the years ended December 31, 2023, 2022 and 2021, we made an aggregate cash payment of $12 million, $7 million and $6 million, respectively, to other unconsolidated affiliates for research and development and for equipment to reduce emissions and improve reliability.  At December 31, 2023 and 2022, our accounts receivable from affiliates was $14 million and $32 million, respectively, recorded in other current assets, and our accounts payable to affiliates was $4 million and $2 million, respectively, recorded in accounts payable.

Acquisition—In November 2022, we and Perestroika AS (together with its subsidiaries, “Perestroika”), an entity affiliated with one of our directors that beneficially owns approximately 11 percent of our shares, each made a cash contribution of $15 million and $10 million, respectively, to Liquila, a previously unconsolidated variable interest entity, that is constructing the ultra-deepwater floater Deepwater Aquila.  Together with a contribution from the holder of the remaining 67 percent ownership interest, these contributions were used to make the initial payment to the shipyard to acquire the newbuild drillship for a purchase price of approximately $200 million.  At December 31, 2022, the aggregate carrying amount of our investment in Liquila was $15 million, recorded in other assets.  On September 15, 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million, which included 2.0 million Transocean Ltd. shares with an aggregate value of $16.4 million issued to Perestroika, to acquire the outstanding ownership interests in Liquila, and as a result, Liquila became our wholly owned subsidiary.  See Note 7—Long Lived Assets and Note 14—Equity.

Debt investments—We occasionally invest in debt instruments of our unconsolidated affiliates.  In June 2021, we made a cash investment of $33 million in a $100 million financing arrangement for Orion to refinance its shipyard loans.  Borrowings under the financing arrangement were secured by Transocean Norge, and outstanding borrowings incurred interest at the London Interbank Offered Rate plus a margin of 6.50 percent per annum.  At December 31, 2022, the aggregate carrying amount of our investment in the financing arrangement was $37 million, recorded in other assets.  In September 2023, we agreed to exchange the borrowings under the financing arrangement for an additional equity investment in Orion, and Orion subsequently entered into a new credit facility with another lender.  At December 31, 2023 and 2022, the aggregate principal amount due to us under the various financing arrangements with our unconsolidated affiliates was $6 million and $41 million, respectively, recorded in other assets.

Note 5—Revenues

Overview—We earn revenues primarily by performing the following activities: (i) providing our drilling rig, work crews, related equipment and services necessary to operate the rig (ii) delivering the drilling rig by mobilizing to and demobilizing from the drill location, and (iii) performing certain pre-operating activities, including rig preparation activities or equipment modifications required for the contract.  These services represent a single performance obligation under most of our drilling contracts with customers that is satisfied over time, the duration of which varies by contract.  At December 31, 2023, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through July 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$1,433	$—	$1,433	$1,135	$—	$1,135	$1,096	$2	$1,098
Norway	—	603	603	—	835	835	—	790	790
Brazil	298	—	298	240	—	240	237	—	237
Other countries (a)	341	157	498	333	32	365	387	44	431
Total contract drilling revenues	$2,072	$760	$2,832	$1,708	$867	$2,575	$1,720	$836	$2,556
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Major customers—For the year ended December 31, 2023, Shell plc (together with its affiliates, “Shell”), Equinor ASA (together with its affiliates, “Equinor”), TotalEnergies SE and Petróleo Brasileiro S.A. (together with its affiliates, “Petrobras”) represented approximately 27 percent, 16 percent, 12 percent and 11 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2022, Shell, Equinor and Petrobras represented approximately 33 percent, 25 percent and 11 percent, respectively, of our consolidated operating revenues.  For the year ended December 31, 2021, Shell and Equinor represented approximately 31 percent and 30 percent, respectively, of our consolidated operating revenues.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	December 31,	December 31,
	2023	2022
Deferred contract revenues, recorded in other current liabilities	$165	$124
Deferred contract revenues, recorded in other long-term liabilities	233	204
Total contract liabilities	$398	$328

Significant changes in contract liabilities were as follows (in millions):

	Years ended
	December 31,
	2023	2022
Total contract liabilities, beginning of period	$328	$348
Decrease due to recognition of revenues for goods and services	(189)	(119)
Increase due to goods and services transferred over time	259	99
Total contract liabilities, end of period	$398	$328

Pre-operating costs—In the years ended December 31, 2023, 2022 and 2021, we recognized pre-operating costs of $69 million, $47 million and $48 million, respectively, recorded in operating and maintenance costs.  At December 31, 2023 and 2022, the unrecognized pre-operating costs to obtain contracts was $221 million and $26 million, respectively, recorded in other assets, significantly increased as a result of six rigs mobilizing or preparing for contracts that commenced in the three months ended December 31, 2023, or expected to commence in the three months ending March 31, 2024.

Note 6—Contract Intangible Assets

The gross carrying amount and accumulated amortization of our drilling contract intangible assets were as follows (in millions):

	Year ended December 31, 2023			Year ended December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Drilling contract intangible assets
Balance, beginning of period	$907	$(851)	$56	$907	$(734)	$173
Amortization	—	(52)	(52)	—	(117)	(117)
Balance, end of period	$907	$(903)	$4	$907	$(851)	$56

We expect to recognize the remaining $4 million balance in contract drilling revenues in the three months ending March 31, 2024.

Note 7—Long-Lived Assets

Disaggregation—The aggregate carrying amount of our long-lived assets, including our property and equipment and our right-of-use assets, disaggregated by country in which they were located, was as follows (in millions):

	December 31,
	2023	2022
Long-lived assets
U.S.	$7,472	$6,514
Greece	2,652	3,022
Norway	2,103	3,255
Other countries (a)	5,200	5,171
Total long-lived assets	$17,427	$17,962
(a)	The aggregate carrying amount of long-lived assets located in other countries that individually represented less than 10 percent of total long-lived assets.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Years ended December 31,

	2023	2022	2021
Construction work in progress, beginning of period	$1,195	$1,017	$828

Capital expenditures
Newbuild construction program	331	669	174
Other equipment and construction projects	96	48	34
Total capital expenditures	427	717	208
Non-cash capital additions acquired in exchange for issuance of shares	126	—	—
Non-cash capital additions financed under Shipyard Loans	—	382	—
Changes in accrued capital additions	5	3	13

Property and equipment placed into service
Newbuild construction program	(1,157)	(882)	—
Other equipment and construction projects	(74)	(42)	(32)
Construction work in progress, end of period	$522	$1,195	$1,017

In the years ended December 31, 2023, 2022 and 2021, we capitalized interest costs of $39 million, $73 million and $50 million, respectively, for our construction work in progress.

Acquisition—In September 2023, we acquired $126 million of property and equipment associated with Deepwater Aquila, an ultra-deepwater drillship under construction for Liquila, together with $7 million of cash and cash equivalents, and we assumed $19 million of accounts payable.  See Note 4—Unconsolidated Affiliates and Note 14—Equity.

Disposals—During the year ended December 31, 2023, in connection with our investment in a partial ownership interest in GSR, we made a non-cash contribution of the cold-stacked ultra-deepwater floater Ocean Rig Olympia and related assets.  In the year ended December 31, 2023, we recognized a loss of $169 million ($0.22 per diluted share), which had no tax effect, associated with the disposal of the rig and related assets (see Note 4—Unconsolidated Affiliates).  During the year ended December 31, 2021, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the harsh environment floater Leiv Eiriksson and related assets.  In the year ended December 31, 2021, we received net cash proceeds of $4 million, and recognized an aggregate net loss of $57 million ($0.09 per diluted share), which had no tax effect, associated with the disposal of the rig and related assets.  In the years ended December 31, 2023, 2022 and 2021, we received aggregate net cash proceeds of $4 million, $7 million and $5 million, respectively and recognized an aggregate net loss of $14 million, $10 million and $5 million, respectively, associated with the disposal of assets unrelated to rig sales.

Impairment—In June 2023, we committed to the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader and related assets for expected aggregate net cash proceeds of $49 million.  In the year ended December 31, 2023, we recognized an aggregate loss of $57 million ($0.07 per diluted share), which had no tax effect, associated with the impairment of the rigs and related assets, which we determined were impaired at the time that we classified the assets as held for sale.  We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including a binding contract for the sale of the rigs and related assets.

Assets held for sale—At December 31, 2023, the aggregate carrying amount of our assets held for sale, including Paul B. Loyd, Jr. and Transocean Leader and related assets, was $49 million, recorded in other current assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 8—Leases

Overview—Our operating leases are principally for office space, storage facilities, operating equipment and land.  At December 31, 2023, our operating leases had a weighted-average discount rate of 6.7 percent and a weighted-average remaining lease term of 10.7 years.

Our finance lease for the ultra-deepwater drillship Petrobras 10000 has an implicit interest rate of 7.8 percent and requires scheduled monthly installments through the lease expiration in August 2029, after which we are obligated to acquire the drillship from the lessor for one dollar.  We recognize expense for the amortization of the right-of-use asset in depreciation and amortization.

Lease costs—The components of our lease costs were as follows (in millions):

	Years ended December 31,
Lease costs	2023	2022	2021
Short-term lease costs	$4	$14	$17
Operating lease costs	14	12	12
Finance lease costs, amortization of right-of-use asset	20	20	20
Finance lease costs, interest on lease liability	27	30	33
Total lease costs	$65	$76	$82

Lease payments—Supplemental cash flow information for our leases was as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17	$14	$13
Operating cash flows from finance lease	—	8	37
Financing cash flows from finance lease	—	3	33

At December 31, 2023, the aggregate future minimum lease payments were as follows (in millions):

	Operating	Finance
	leases	lease
Years ending December 31,
2024	$19	$65
2025	19	70
2026	18	71
2027	15	70
2028	13	71
Thereafter	89	47
Total future minimum rental payment	173	394
Less amount representing imputed interest	(53)	(75)
Present value of future minimum rental payments	120	319
Current portion, recorded in other current liabilities	12	43
Long-term lease liabilities, recorded in other long-term liabilities	$108	$276

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 9—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt, a bifurcated compound exchange feature, and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

		Principal amount		Carrying amount
		December 31,	December 31,	December 31,	December 31,
		2023	2022	2023	2022
0.50% Exchangeable Senior Bonds due January 2023	(a)	$—	$49	$—	$49
5.375% Senior Secured Notes due May 2023	(b)	—	243	—	242
5.875% Senior Secured Notes due January 2024	(b)	—	352	—	350
7.75% Senior Secured Notes due October 2024	(b)	—	240	—	238
6.25% Senior Secured Notes due December 2024	(b)	—	250	—	248
6.125% Senior Secured Notes due August 2025	(b)	—	336	—	332
7.25% Senior Notes due November 2025	(c)	354	354	352	351
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	(d)	234	294	221	271
7.50% Senior Notes due January 2026	(c)	569	569	567	566
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	(d)	—	238	—	265
11.50% Senior Guaranteed Notes due January 2027	(d)	687	687	938	1,008
6.875% Senior Secured Notes due February 2027	(b)	413	482	409	477
8.00% Senior Notes due February 2027	(c)	612	612	609	608
7.45% Notes due April 2027	(a)	52	52	52	52
8.00% Debentures due April 2027	(a)	22	22	22	22
4.50% Shipyard Loans due September 2027	(e)	420	439	384	389
8.375% Senior Secured Notes due February 2028	(b)	525	—	518	—
7.00% Notes due June 2028	(e)	261	261	264	264
8.00% Senior Secured Notes due September 2028	(b)	325	—	321	—
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	(c)	259	300	486	440
8.75% Senior Secured Notes due February 2030	(f)	1,116	—	1,094	—
7.50% Notes due April 2031	(a)	396	396	395	394
6.80% Senior Notes due March 2038	(a)	610	610	605	605
7.35% Senior Notes due December 2041	(a)	177	177	176	176
Total debt		7,032	6,963	7,413	7,347

Less debt due within one year
0.50% Exchangeable Senior Bonds due January 2023	(a)	—	49	—	49
5.375% Senior Secured Notes due May 2023	(b)	—	243	—	242
5.875% Senior Secured Notes due January 2024	(b)	—	83	—	81
7.75% Senior Secured Notes due October 2024	(b)	—	60	—	59
6.25% Senior Secured Notes due December 2024	(b)	—	62	—	61
6.125% Senior Secured Notes due August 2025	(b)	—	66	—	64
2.50% Senior Guaranteed Exchangeable Bonds due January 2027	(d)	—	—	—	6
11.50% Senior Guaranteed Notes due January 2027	(d)	—	—	71	70
6.875% Senior Secured Notes due February 2027	(b)	83	69	81	67
4.50% Shipyard Loans due September 2027	(e)	90	20	75	20
8.00% Senior Secured Notes due September 2028	(b)	30	—	30	—
8.75% Senior Secured Notes due February 2030	(f)	117	—	113	—
Total debt due within one year		320	652	370	719
Total long-term debt		$6,712	$6,311	$7,043	$6,628
(a)	Transocean Inc., a wholly owned direct subsidiary of Transocean Ltd., is the issuer of the notes and debentures (the “Legacy Guaranteed Notes”). The Legacy Guaranteed Notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd.
(b)	Each subsidiary issuer of the respective unregistered notes is a wholly owned indirect subsidiary of Transocean Inc. The senior secured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd., Transocean Inc. and, in each case, the owner of the respective collateral rig or rigs.
(c)	Transocean Inc. is the issuer of the unregistered notes (collectively, the “Priority Guaranteed Notes”). The guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc. and rank equal in right of payment of all our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Legacy Guaranteed Notes, the 4.50% shipyard loans due September 2027 (each, a “Shipyard Loan”, and together, the “Shipyard Loans”) and the 7.00% notes due June 2028 and structurally subordinate to the Senior Priority Guaranteed Notes, as defined below, to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(d)	Transocean Inc. is the issuer of the unregistered notes (together, the “Senior Priority Guaranteed Notes”). The priority guaranteed senior unsecured notes are fully and unconditionally, jointly and severally, guaranteed by Transocean Ltd. and certain wholly owned indirect subsidiaries of Transocean Inc. and rank equal in right of payment of all of our existing and future unsecured unsubordinated obligations. Such notes are structurally senior to the Priority Guaranteed Notes to the extent of the value of the assets of the subsidiaries guaranteeing the notes.
(e)	The subsidiary borrowers under the Shipyard Loans and the subsidiary issuer of the registered notes are wholly owned indirect subsidiaries of Transocean Inc. The loans and notes are fully and unconditionally guaranteed by Transocean Inc.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

(f)	Transocean Inc. is the issuer of the unregistered notes. The senior secured notes are fully and unconditionally guaranteed on an unsecured basis by Transocean Ltd. and on a limited senior secured basis by each of the wholly owned subsidiary owners of the collateral rigs.

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

The indentures that govern the 4.00% senior guaranteed exchangeable bonds due December 2025 (the “4.00% Senior Guaranteed Exchangeable Bonds”) and the 4.625% senior guaranteed exchangeable bonds due September 2029 (the “4.625% Senior Guaranteed Exchangeable Bonds”) require such bonds to be repurchased upon the occurrence of certain fundamental changes and events, at specified prices depending on the particular fundamental change or event, which include changes and events related to certain (i) change of control events applicable to Transocean Ltd. or Transocean Inc., (ii) the failure of our shares to be listed or quoted on a national securities exchange and (iii) specified tax matters.

The indentures that govern the 6.875% senior secured notes due February 2027, the 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”) and the 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”) contain covenants that limit the ability of our subsidiaries that own or operate the collateral rigs to declare or pay dividends to their affiliates.

The indentures that govern our senior secured notes contain certain lien requirements.  At December 31, 2023, we had restricted cash and cash equivalents of $198 million deposited in restricted accounts to satisfy debt service and reserve requirements for the senior secured notes.  At December 31, 2023, the rigs encumbered for the senior secured notes and our Shipyard Loans, including Deepwater Aquila, which is under construction, Deepwater Atlas, Deepwater Pontus, Deepwater Poseidon, Deepwater Proteus, Deepwater Thalassa, Deepwater Titan, Transocean Enabler and Transocean Encourage, had an aggregate carrying amount of $6.13 billion.  We will be required to redeem the senior secured notes at a price equal to 100 percent of the aggregate principal amount without a make-whole premium, upon the occurrence of certain events related to the respective collateral rigs and related drilling contracts.

Interest rate adjustments—At December 31, 2023, the interest rate in effect for the 7.35% senior notes due December 2041 was 9.35 percent, which is subject to adjustment from time to time upon a change to the credit rating of our non-credit enhanced senior unsecured long-term debt.

Scheduled maturities—At December 31, 2023, the scheduled maturities of our debt, including other installments of contractual interest payments for previously restructured debt, were as follows (in millions):

	Principal	Other	Total
	installments	installments	installments
Years ending December 31,
2024	$320	$71	$391
2025	1,068	72	1,140
2026	1,110	72	1,182
2027	1,900	36	1,936
2028	664	—	664
Thereafter	1,970	—	1,970
Total installments	$7,032	$251	7,283
Total unamortized debt-related balances, net			(220)
Bifurcated compound exchange feature, at estimated fair value			350
Total carrying amount of debt			$7,413

Credit agreements

Secured Credit Facility—As of December 31, 2023, we have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which provides us with a borrowing capacity of $600 million through its scheduled maturity on June 22, 2025.  We may borrow under the Secured Credit Facility at a forward looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin (the “Secured Credit Facility Margin”) and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $200 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.  The Secured Credit Facility is secured by, among other things, a lien on the ultra-deepwater floaters Deepwater Asgard, Deepwater Corcovado, Deepwater Invictus, Deepwater Mykonos, Deepwater Orion, Deepwater Skyros, Development Driller III,

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Dhirubhai Deepwater KG2 and Discoverer Inspiration and the harsh environment floaters Transocean Barents and Transocean Spitsbergen, and at December 31, 2023, the aggregate carrying amount of which was $4.71 billion.

The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $500 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and pay dividends and other distributions.  In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders, could cause us to lose access to the Secured Credit Facility.  At December 31, 2023, based on the credit rating of the Secured Credit Facility on that date, the Secured Credit Facility Margin was 2.875 percent and the facility fee was 0.625 percent.  At December 31, 2023, we had no borrowings outstanding, $13 million of letters of credit issued, and we had $587 million of available borrowing capacity under the Secured Credit Facility.

Shipyard financing arrangement—We have credit agreements that established the Shipyard Loans to finance all or a portion of the final payments owed to the shipyard upon delivery of the ultra-deepwater floaters Deepwater Atlas and Deepwater Titan.  Borrowings under the Shipyard Loan for Deepwater Atlas are secured by, among other security, a lien on the rig, and borrowings under the Shipyard Loan for Deepwater Titan are unsecured.  We have the right to prepay outstanding borrowings, in full or in part, without penalty.  The Shipyard Loans contain covenants that, among other things, limit the ability of the subsidiary owners of the drilling rigs to incur certain types of additional indebtedness or make certain additional commitments or investments.  In June 2022, we borrowed $349 million under the Shipyard Loan for Deepwater Atlas and made a cash payment of $46 million to satisfy the final milestone payment due upon delivery of the rig.  In December 2022, we borrowed $90 million under the Shipyard Loan for Deepwater Titan and made a cash payment of $325 million to satisfy the final milestone payment due upon delivery of the rig.  We recorded each Shipyard Loan, net of imputed interest, with an initial carrying amount of $300 million and $82 million, respectively, and corresponding non-cash capital additions, recorded in property and equipment.  The carrying amount of each Shipyard Loan at inception represented its estimated fair value using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt, by applying an estimated discount rate of 9.4 percent and 7.6 percent, respectively.

Exchangeable bonds

Exchange terms—At December 31, 2023, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.4762	$5.25	44.5
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.6618	$3.44	75.3

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

Effective interest rates and fair values—At December 31, 2023, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$341
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$567

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Contractual interest	$24	$16	$11
Amortization	19	9	5
Bifurcated compound exchange feature	127	157	—
Total	$170	$182	$16

The 4.625% Senior Guaranteed Exchangeable Bonds contain a compound exchange feature that, in addition to the exchange terms outlined above, requires us to pay holders a make whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the liability for the estimated fair value of the bifurcated compound exchange feature with a corresponding adjustment to interest expense.  At December 31, 2023 and 2022, the carrying amount of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, was $350 million and $295 million, respectively.

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

In October 2023, we issued $325 million aggregate principal amount of 8.00% senior secured notes due September 2028 (the “8.00% Senior Secured Notes”), and we received $319 million aggregate cash proceeds, net of issue costs.  The 8.00% Senior Secured Notes are secured by the assets and certain earnings associated with the ultra-deepwater floater Deepwater Aquila as well as the equity of certain of the wholly owned subsidiaries that own or operate the collateral rig.  Additionally, we are required to maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.00% Senior Secured Notes on or prior to September 30, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

Senior guaranteed exchangeable bonds—In September 2022, we issued $300 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds in connection with exchange and purchase agreements.  Pursuant to the exchange and purchase agreements, we exchanged (the “2022 Private Exchange”) (a) $73 million aggregate principal amount of the 0.50% exchangeable senior bonds due January 2023 (the “0.50% Exchangeable Senior Bonds”) for (i) $73 million aggregate principal amount of 4.625% Senior Guaranteed Exchangeable Bonds and (ii) 6.7 million warrants to purchase Transocean Ltd. shares, and (b) $43 million aggregate principal amount of the 7.25% senior notes due November 2025 for $39 million aggregate principal amount of the 4.625% Senior Guaranteed

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Exchangeable Bonds.  In the year ended December 31, 2022, as a result of the 2022 Private Exchange, we recognized a gain of $6 million ($0.01 per diluted share), with no tax effect, associated with the retirement of debt.  Additionally, we sold $188 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds and issued 15.5 million warrants to purchase Transocean Ltd. shares for aggregate net cash proceeds of $188 million.  On or after March 30, 2026, we may redeem for cash all or a portion of the 4.625% Senior Guaranteed Exchangeable Bonds at a price equivalent to the aggregate principal amount to be redeemed if the closing price of our shares has been greater than 115 percent of the exchange price for a period of at least 20 trading days.  The initial carrying amount of the 4.625% Senior Guaranteed Exchangeable Bonds, measured at the estimated fair value on the date of issuance, was $281 million.  We estimated the fair value of the exchangeable debt instrument, including the exchange feature, by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and expected volatility of the market price for our shares.  See Note 14—Equity.

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

Debt repayment, redemption, and retirement

Early retirement—During the three years ended December 31, 2023, we retired certain notes as a result of redemptions or private exchanges.  The aggregate principal amounts, cash payments and recognized gain or loss for such transactions were as follows (in millions):

	Years ended December 31,
	2023	2022			2021
	Redeemed	Redeemed	Exchanged	Total	Redeemed	Exchanged	Total
5.52% Senior Secured Notes due May 2022	$—	$18	$—	$18	$—	$—	$—
3.80% Senior Notes due October 2022	—	27	—	27	—	—	—
0.50% Exchangeable Senior Bonds due January 2023	—	18	73	91	—	323	323
5.375% Senior Secured Notes due May 2023	243	—	—	—	11	—	11
5.875% Senior Secured Notes due January 2024	311	—	—	—	68	—	68
7.75% Senior Secured Notes due October 2024	240	—	—	—	—	—	—
6.25% Senior Secured Notes due December 2024	250	—	—	—	—	—	—
6.125% Senior Secured Notes due August 2025	336	—	—	—	—	—	—
7.25% Senior Notes due November 2025	—	14	43	57	—	—	—
Aggregate principal amount of debt retired	$1,380	$77	$116	$193	$79	$323	$402

Aggregate cash payment	$1,402	$75	$—	$75	$79	$11	$90
Aggregate principal amount of debt issued in exchanges	$—	$—	$112	$112	$—	$294	$294
Aggregate fair value of warrants issued in exchanges	$—	$—	$5	$5	$—	$—	$—
Aggregate net gain (loss)	$(32)	$2	$6	$8	$—	$51	$51

Additionally, in the year ended December 31, 2023, we recognized a net gain of $1 million associated with the retirement of $41 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds exchanged by holders in October 2023.

Scheduled maturities and installments—On the scheduled maturity date of January 30, 2023, we made a cash payment of $49 million to repay an equivalent aggregate principal amount of the outstanding 0.50% Exchangeable Senior Bonds.  On the scheduled maturity date of December 15, 2021, we made a cash payment of $38 million to repay an equivalent aggregate principal amount of the outstanding 6.375% senior notes due December 2021.  In the years ended December 31, 2023, 2022 and 2021, we made an aggregate cash payment of $262 million, $479 million and $478 million, respectively, to repay other indebtedness in scheduled installments.

Note 10—Postemployment Benefit Plans

Defined contribution plans

We sponsor defined contribution plans for our employees in most markets in which we operate worldwide, the most significant of which were as follows: (1) a qualified savings plan covering certain eligible employees working in the U.S., (2) various savings plans covering eligible employees working in Norway, (3) a non-qualified savings plan covering certain eligible employees working outside the U.S., the United Kingdom (“U.K.”) and Norway and (4) a qualified savings plan covering certain eligible employees working in the U.K.  In the years ended December 31, 2023, 2022 and 2021, we recognized expense of $58 million, $61 million and $52 million, respectively, recorded in the same financial statement line item as cash compensation paid to the respective employees, related to our defined contribution plans.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Defined benefit pension and other postemployment benefit plans

Overview—As of December 31, 2023, we had defined benefit plans in the U.S., including three funded and three unfunded defined benefit plans (the “U.S. Plans”), and in the U.K., we had one funded defined benefit plan (the “U.K. Plan”).  During the year ended December 31, 2021, as required by local authorities, we terminated our remaining plans in Norway (together with the U.K. Plan, the “Non-U.S. Plans”).  We also maintain certain unfunded other postemployment benefit plans (collectively, the “OPEB Plans”), under which benefits to eligible participants diminish during a phase-out period ending December 31, 2025.  We maintain the benefit obligations under our defined benefit plans until they are fully satisfied.

Net periodic benefit costs—We estimated our net periodic benefit costs using the following weighted average assumptions:

	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB	U.S.	Non-U.S.	OPEB
	Plans	Plan	Plans	Plans	Plan	Plans	Plans	Plans	Plans
Discount rate	5.06%	4.80%	4.92%	2.92%	1.90%	1.83%	2.60%	1.50%	1.21%
Expected rate of return	6.41%	5.00%	na	4.81%	2.00%	na	5.51%	3.20%	na

“na” means not applicable.

The components of net periodic benefit costs, recognized in other income and expense, were as follows (in millions):

	Year ended December 31, 2023				Year ended December 31, 2022				Year ended December 31, 2021
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB		U.S.	Non-U.S.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total	Plans	Plans	Plans	Total
Net periodic benefit costs
Interest cost	$65	$9	$—	$74	$50	$6	$—	$56	$47	$6	$—	$53
Expected return on plan assets	(84)	(11)	—	(95)	(65)	(7)	—	(72)	(66)	(13)	—	(79)
Settlements and curtailments	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Actuarial loss, net	—	2	—	2	5	—	—	5	11	1	—	12
Prior service gain, net	—	—	(2)	(2)	—	—	(2)	(2)	—	—	(2)	(2)
Net periodic benefit costs (income)	$(19)	$—	$(2)	$(21)	$(10)	$(1)	$(2)	$(13)	$(8)	$(8)	$(2)	$(18)

Funded status—We estimated our benefit obligations using the following weighted-average assumptions:

	December 31, 2023			December 31, 2022
	U.S.	U.K.	OPEB	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Plans	Plan	Plans
Discount rate	4.88%	4.50%	4.80%	5.06%	4.80%	4.92%
Expected long-term rate of return	6.80%	5.10%	na	6.41%	5.00%	na

“na” means not applicable.

The changes in funded status, balance sheet classifications and accumulated benefit obligations were as follows (in millions):

	Year ended December 31, 2023				Year ended December 31, 2022
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Change in projected benefit obligation
Projected benefit obligation, beginning of period	$1,307	$188	$10	$1,505	$1,724	$348	$13	$2,085
Actuarial (gain) loss, net	32	11	—	43	(391)	(119)	(1)	(511)
Interest cost	65	9	—	74	50	6	—	56
Currency exchange rate (gain) loss	—	11	—	11	—	(37)	—	(37)
Benefits paid	(76)	(11)	(2)	(89)	(76)	(10)	(2)	(88)
Projected benefit obligation, end of period	1,328	208	8	1,544	1,307	188	10	1,505

Change in plan assets
Fair value of plan assets, beginning of period	1,143	232	—	1,375	1,621	434	—	2,055
Actual return (loss) on plan assets	138	6	—	144	(403)	(147)	—	(550)
Currency exchange rate gain (loss)	—	12	—	12	—	(45)	—	(45)
Employer contributions	6	—	2	8	1	—	2	3
Benefits paid	(76)	(11)	(2)	(89)	(76)	(10)	(2)	(88)
Fair value of plan assets, end of period	1,211	239	—	1,450	1,143	232	—	1,375

Funded status asset (liability), end of period	$(117)	$31	$(8)	$(94)	$(164)	$44	$(10)	$(130)

Balance sheet classification, end of period:
Pension asset, non-current	$—	$31	$—	$31	$—	$44	$—	$44
Pension liability, current	(1)	—	(3)	(4)	(1)	—	(3)	(4)
Pension liability, non-current	(116)	—	(5)	(121)	(163)	—	(7)	(170)
Accumulated other comprehensive loss (income), before taxes	144	90	(6)	228	166	76	(8)	234

Accumulated benefit obligation, end of period	$1,328	$208	$8	$1,544	$1,307	$188	$10	$1,505

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Because our defined benefit plans no longer accrue benefits for participants, the projected benefit obligation is equivalent to the accumulated benefit obligation.  Certain amounts related to plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets were as follows (in millions):

	December 31, 2023				December 31, 2022
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Projected benefit obligation / accumulated benefit obligation	$1,328	$—	$8	$1,336	$1,307	$—	$10	$1,317
Fair value of plan assets	1,211	—	—	1,211	1,143	—	—	1,143

The amounts in accumulated other comprehensive loss (income) that have not been recognized were as follows (in millions):

	December 31, 2023				December 31, 2022
	U.S.	U.K.	OPEB		U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total	Plans	Plan	Plans	Total
Actuarial (gain) loss, net	$144	$88	$(1)	$231	$166	$74	$(1)	$239
Prior service cost (credit), net	—	2	(5)	(3)	—	2	(7)	(5)
Accumulated other comprehensive loss (income), before taxes	$144	$90	$(6)	$228	$166	$76	$(8)	$234

Plan assets—The weighted-average target and actual allocations of assets for the funded defined benefit plans were as follows:

	December 31, 2023				December 31, 2022
	Target allocation		Actual allocation		Target allocation		Actual allocation
	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.	U.S.	U.K.
	Plans	Plan	Plans	Plan	Plans	Plan	Plans	Plan
Equity securities	38%	20%	37%	21%	38%	20%	38%	24%
Fixed income securities	62%	73%	62%	72%	62%	80%	61%	74%
Other investments	—%	7%	1%	7%	—	—%	1	2%
Total	100%	100%	100%	100%	100%	100%	100%	100%

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

The investments for the funded defined benefit plans were categorized as follows (in millions):

	December 31, 2023
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	U.K.		U.S.	U.K.		U.S.	U.K.
	Plans	Plan	Total	Plans	Plan	Total	Plans	Plan	Total
Mutual funds
U.S. equity funds	$316	$—	$316	$—	$—	$—	$316	$—	$316
Non-U.S. equity funds	139	—	139	—	51	51	139	51	190
Bond funds	746	—	746	4	171	175	750	171	921
Total mutual funds	1,201	—	1,201	4	222	226	1,205	222	1,427

Other investments
Cash and money market funds	6	1	7	—	—	—	6	1	7
Synthetic leveraged credit fund	—	—	—	—	16	16	—	16	16
Total other investments	6	1	7	—	16	16	6	17	23

Total investments	$1,207	$1	$1,208	$4	$238	$242	$1,211	$239	$1,450

	December 31, 2022
	Significant observable inputs			Significant other observable inputs			Total
	U.S.	U.K.		U.S.	U.K.		U.S.	U.K.
	Plans	Plan	Total	Plans	Plan	Total	Plans	Plan	Total
Mutual funds
U.S. equity funds	$301	$—	$301	$—	$—	$—	$301	$—	$301
Non-U.S. equity funds	132	—	132	4	57	61	136	57	193
Bond funds	698	—	698	2	171	173	700	171	871
Total mutual funds	1,131	—	1,131	6	228	234	1,137	228	1,365

Other investments
Cash and money market funds	6	4	10	—	—	—	6	4	10

Total investments	$1,137	$4	$1,141	$6	$228	$234	$1,143	$232	$1,375

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

We estimated the fair values of the plan assets by applying the market approach, as categorized above, using either (i) significant observable inputs, representative of Level 1 fair value measurements, including market prices of actively traded funds, or (ii) significant other observable inputs, representative of Level 2 fair value measurements, including market prices of the underlying securities in the trust funds.  The U.S. Plans and the U.K. Plan invest in passively and actively managed funds that are referenced to or benchmarked against market indices.  The plan investment managers have discretion to select securities within each asset category.  Given this discretion, the plans may occasionally hold either long or short positions in our debt or equity securities.  Since plan investment managers are required to maintain well diversified portfolios, the actual investment in our securities would be immaterial relative to asset categories and the overall plan assets.

Funding contributions and benefit payments—In the years ended December 31, 2023, 2022 and 2021, we made an aggregate contribution of $8 million, $3 million and $10 million, respectively, to the defined benefit pension plans and the OPEB Plans using our cash flows from operations.  In the year ending December 31, 2024, we expect to make an aggregate contribution of $4 million, including $1 million and $3 million to the defined benefit pension plans and the OPEB Plans, respectively.

The projected benefits payments were as follows (in millions):

	U.S.	U.K.	OPEB
	Plans	Plan	Plans	Total
Years ending December 31,
2024	$84	$6	$3	$93
2025	84	7	3	94
2026	84	8	1	93
2027	85	8	—	93
2028	85	9	—	94
2029 - 2033	427	58	1	486

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

Tax provision and rate—The components of our income tax provision (benefit) were as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Current tax expense (benefit)	$(5)	$13	$(7)
Deferred tax expense	18	46	128
Income tax expense	$13	$59	$121

In the years ended December 31, 2023, 2022 and 2021, our effective tax rate was (1.4) percent, (10.4) percent and (25.7) percent, respectively, based on loss before income tax expense.  The relationship between our provision for or benefit from income taxes and our income or loss before income taxes can vary significantly from period to period considering, among other factors, (a) the overall level of income before income taxes, (b) changes in the blend of income that is taxed based on gross revenues rather than income before taxes, (c) rig movements between taxing jurisdictions and (d) our rig operating structures.

A reconciliation of the income tax benefit computed at the Swiss holding company federal statutory rate of 7.83% and our reported consolidated income tax expense was as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Income tax benefit at Swiss federal statutory rate	$(74)	$(44)	$(36)
Earnings subject to rates different than the Swiss federal statutory rate	129	52	78
Deemed profits taxes	11	10	17
Withholding taxes	5	12	10
Changes in valuation allowance	(23)	79	1,167
Changes in unrecognized tax benefits, net	(37)	2	(43)
Swiss Federal Act on Tax Reform and AHV Financing	—	96	(1,095)
Audit settlement	—	12	—
Changes due to organizational restructuring	—	(162)	16
Losses on impairment	—	—	5
Other, net	2	2	2
Income tax expense	$13	$59	$121

In January 2020, Switzerland made effective the Federal Act on Tax Reform and AHV Financing (“TRAF”).  In March 2020, we entered into discussions with the Swiss tax authorities regarding the manner by which the TRAF applies to certain Swiss subsidiaries, which

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

allows us to access historic depreciation and costs related to financing assets not previously deducted on Swiss tax returns, which can be apportioned to offset taxable income based on the remaining useful lives of the rigs and financing assets.  In the three months ended December 31, 2021, we reached an agreement with the Swiss Tax authorities regarding the TRAF treatment.  At December 31, 2023 and 2022, we had a deferred tax liability of $264 million and $226 million, respectively, and a deferred tax asset of $1.21 billion and $1.23 billion, respectively, offset with a valuation allowance of $1.10 billion, associated with TRAF.

Deferred taxes—The significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets
Swiss historic depreciation and financing asset costs	$1,210	$1,226
Net operating loss carryforwards	1,264	1,115
Interest expense limitation	87	77
United Kingdom charter limitation	53	53
Accrued expenses	47	36
Tax credits	4	11
Deferred income	—	7
Accrued payroll costs not currently deductible	16	18
Loss contingencies	4	4
Other	54	43
Valuation allowance	(1,884)	(1,910)
Total deferred tax assets, net of allowance	855	680

Deferred tax liabilities
Depreciation	(1,342)	(1,150)
Other	(9)	(10)
Total deferred tax liabilities	(1,351)	(1,160)

Deferred tax assets (liabilities), net	$(496)	$(480)

We include taxes related to the earnings of all of our subsidiaries since we do not consider the earnings of any of our subsidiaries to be indefinitely reinvested.

At December 31, 2023 and 2022, our deferred tax assets included U.S. tax credits of $4 million and $11 million, respectively, which will expire between 2024 and 2026.  Deferred tax assets related to our net operating losses were generated in various worldwide tax jurisdictions.  At December 31, 2023, our net deferred tax assets related to our net operating loss carryforwards included $585 million, which do not expire, and $855 million, which will expire between 2024 and 2041.

As of December 31, 2023, our consolidated cumulative loss incurred over the recent three-year period represented significant objective negative evidence for the evaluation of the realizability of our deferred tax assets.  Because such evidence has limited our ability to consider other subjective evidence, we evaluate each jurisdiction separately.  We consider objective evidence, such as contract backlog activity, in jurisdictions in which we have profitable contracts, and the ability to carryback losses or utilize losses against potential exposures.  If estimated future taxable income changes during the carryforward periods or if the cumulative loss is no longer present, we may adjust the amount of deferred tax assets that we expect to realize.  At December 31, 2023 and 2022, due to uncertainty of realization, we had a valuation allowance of $1.88 billion and $1.91 billion, respectively, on net operating losses and other deferred tax assets due to the uncertainty of realization.

Unrecognized tax benefits—The changes to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Balance, beginning of period	$444	$402	$378
Additions for current year tax positions	45	28	28
Additions for prior year tax positions	5	62	46
Reductions related to statute of limitation expirations and changes in law	(14)	(13)	(19)
Reductions due to settlements	(5)	(5)	(31)
Reductions for prior year tax positions	(26)	(30)	—
Balance, end of period	$449	$444	$402

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2023	2022
Unrecognized tax benefits, excluding interest and penalties	$449	$444
Interest and penalties	9	27
Unrecognized tax benefits, including interest and penalties	$458	$471

In the years ended December 31, 2023, 2022 and 2021, we recognized, as a component of our income tax provision, benefit of $18 million, expense of $6 million and expense of $8 million, respectively, related to interest and penalties associated with our unrecognized tax benefits.  As of December 31, 2023, we have unrecognized benefits of $458 million, including interest and penalties, against which we have recorded net operating loss deferred tax assets of $411 million, resulting in net unrecognized tax benefits of $47 million, including interest and penalties, that upon reversal would favorably impact our effective tax rate.  During the year ending December 31, 2024, it is reasonably possible that our existing liabilities for unrecognized tax benefits may increase or decrease, primarily due to the progression of open audits and the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of December 31, 2023, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 698 million, equivalent to approximately $144 million, and indirect tax of BRL 90 million, equivalent to $19 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Note 12—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Years ended December 31,
	2023	2022	2021
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(954)	$(621)	$(592)

Denominator for loss per share, basic and diluted
Weighted-average shares for per share calculation	768	699	637

Loss per share, basic and diluted	$(1.24)	$(0.89)	$(0.93)

We excluded from the computations certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Years ended December 31,
	2023	2022	2021
Exchangeable bonds	150.8	128.1	104.4
Share-based awards	18.6	15.5	12.6
Warrants	10.2	—	—

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 13—Commitments and Contingencies

Purchase and service agreement obligations

We have purchase obligations with shipyards and other contractors primarily related to our newbuild construction program for Deepwater Aquila.  We also have long-term service agreements with original equipment manufacturers to provide services and parts, primarily related to our pressure control systems and drilling systems.  The commitments for our service agreements were estimated based on projected operating activity, and actual operating activity could differ from such estimates.  At December 31, 2023, the aggregate future payments required under our purchase obligations and our service agreement obligations were as follows (in millions):

		Service
	Purchase	agreement
	obligations	obligations
Years ending December 31,
2024	$19	$131
2025	2	145
2026	—	149
2027	—	121
2028	—	73
Thereafter	—	109
Total	$21	$728

Letters of credit and surety bonds

At December 31, 2023 and 2022, we had outstanding letters of credit totaling $16 million and $8 million, respectively, issued under various committed and uncommitted credit lines provided by banks to guarantee various contract bidding, performance activities and customs obligations.  At December 31, 2023 and 2022, we also had outstanding surety bonds totaling $198 million and $161 million, respectively, to secure customs obligations related to the importation of our rigs and certain performance and other obligations.  At December 31, 2023 and 2022, the aggregate cash collateral held by institutions to secure our letters of credit and surety bonds was $7 million.

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  At December 31, 2023, seven plaintiffs have claims pending in Louisiana and 15 plaintiffs in the aggregate have claims pending in either Illinois, Missouri, or California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of December 31, 2023, the subsidiary was a defendant in approximately 257 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

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

Note 14—Equity

Share issuance—In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate value of $99 million to acquire the outstanding ownership interests of Liquila (see Note 4—Unconsolidated Affiliates and Note 7—Long-Lived Assets).  In the year ended December 31, 2023, we issued 65.1 million shares to certain holders that elected to exchange exchangeable bonds under terms of the governing indentures (see Note 9—Debt).

We maintain an at-the-market equity offering program (the “ATM Program”).  We intend to use the net proceeds from our ongoing ATM Program for general corporate purposes, which may include, among other things, the repayment or refinancing of indebtedness and the funding of working capital, capital expenditures, investments and additional balance sheet liquidity.  In June 2021, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $400 million, under the ATM Program.  In August 2022, we entered into an equity distribution agreement with a sales agent for the offer and sale of our shares, with a maximum aggregate net offering price of up to $435 million, under the ATM Program.  In the year ended December 31, 2023, we did not issue any shares under the ATM Program.  In the years ended December 31, 2022 and 2021, we received aggregate cash proceeds of $263 million and $158 million, respectively, net of issue costs, for the aggregate sale of 61.0 million shares and 36.1 million shares, respectively, under the ATM Program.

Warrants—In September 2022, we issued 22.2 million warrants to purchase Transocean Ltd. shares.  The warrants may be exercised by holders at any time prior to the close of business on March 13, 2026 at an exercise price equal to $3.71 per share, subject to certain anti-dilutive adjustments, and at our election, such exercise may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.  If at any time prior to expiration, the closing price of Transocean Ltd. shares equals or exceeds $10.00 per share, subject to adjustment upon the occurrence of certain events, for a period of five consecutive trading days, we will have the right to effect an exercise of all, but not less than all, of the warrants upon notice to holders.  The initial carrying amount of the warrants, recorded in additional paid-in capital and measured at the estimated fair value on the date of issuance, was $16 million, net of issue costs.  We estimated the fair value of the warrants by employing a binomial lattice model and by using significant other observable inputs, representative of Level 2 fair value measurements, including the expected volatility of the market price for our shares.

Shares held by subsidiaries—One of our subsidiaries holds our shares for future use to deliver shares in connection with sales under the ATM Program and in connection with awards granted under our incentive plans or other rights to acquire our shares.  At December 31, 2023 and 2022, our subsidiary held 34.7 million and 75.4 million shares, respectively.

Note 15—Share-Based Compensation

Overview

We have a long-term incentive plan (the “Long-Term Incentive Plan”) for executives, key employees and non-employee directors under which awards can be granted in the form of restricted share units, restricted shares, stock options, stock appreciation rights and cash performance awards.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain market factors or performance targets or a combination of market factors and performance targets.  The compensation committee of our board of directors determines the terms and conditions of the awards granted under the Long-Term Incentive Plan.  At December 31, 2023, we had 115.7 million shares authorized and 31.2 million shares available to be granted under the Long-Term Incentive Plan.  At December 31, 2023, the total unrecognized compensation cost related to our unvested share-based awards was $42 million, which we expect to recognize over a weighted-average period of 1.72 years.

Service awards typically vest either in three equal annual installments beginning on the first anniversary date of the grant or in an aggregate installment at the end of the stated vesting period.  Service-based stock options, once fully vested, are typically exercisable during

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

a seven-year period.  Performance awards are typically subject to a three-year measurement period and typically vest in one aggregate installment following the ultimate determination date.

Service awards

Restricted share units—A restricted share unit subject to service requirements is a notional unit that is equal to one share but has no voting rights until the underlying share is issued.  The following table summarizes unvested activity during the year ended December 31, 2023 for service-based units granted under our incentive plan:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2023	12,047,500	$3.25
Granted	3,744,049	7.23
Vested	(6,200,155)	2.94
Forfeited	(31,386)	3.56
Unvested at December 31, 2023	9,560,008	$5.01

In the year ended December 31, 2023, the service-based units that vested had an aggregate grant-date fair value of $18 million.  In the years ended December 31, 2022 and 2021, we granted 6,768,943 and 6,148,361 service-based units, respectively, with a per unit weighted-average grant-date fair value of $3.60 and $3.56, respectively.  In the years ended December 31, 2022 and 2021, we had 5,075,374 and 4,368,749 service-based units, respectively, that vested with an aggregate grant-date fair value of $18 million and $16 million, respectively.

Stock options—The following table summarizes activity during the year ended December 31, 2023 for vested and unvested service-based stock options outstanding under our incentive plan:

			Weighted-average
	Number	Weighted-average	remaining	Aggregate
	of shares	exercise price	contractual term	intrinsic value
	under option	per share	(years)	(in millions)
Outstanding at January 1, 2023	4,175,520	$10.63	4.82	$—
Forfeited	(25,017)	59.30
Expired	(66,574)	59.30
Outstanding at December 31, 2023	4,083,929	$9.54	3.92	$—

Vested and exercisable at December 31, 2023	4,083,929	$9.54	3.92	$—

In the years ended December 31, 2022 and 2021, the stock options that vested had an aggregate grant-date fair value of $4 million and $9 million, respectively.  At December 31, 2023 and 2022, there were no outstanding unvested stock options to purchase our shares.

Performance awards

Restricted share units—A restricted share unit subject to performance requirements is a notional unit for which the awarded number of shares to be issued per unit remains uncertain until quantified as of the ultimate determination date following completion of the performance period. The following table summarizes unvested activity during the year ended December 31, 2023 for performance-based units under our incentive plan:

	Number	Weighted-average
	of	grant-date fair value
	units	per unit
Unvested at January 1, 2023	6,545,369	$3.81
Granted	1,912,292	6.74
Vested	(3,025,512)	3.70
Unvested at December 31, 2023	5,432,149	$4.91

In the years ended December 31, 2023, 2022 and 2021, the performance-based units that vested had an aggregate grant-date fair value of $11 million, $5 million and $11 million, respectively.  In the years ended December 31, 2022 and 2021, we granted 3,519,857 and 3,025,512 performance-based units, respectively, with a per unit weighted-average grant-date fair value of $3.91 and $3.70, respectively.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Note 16—Supplemental Balance Sheet Information

Other current liabilities were comprised of the following (in millions):

	December 31,
	2023	2022
Other current liabilities
Accrued employee benefits and payroll-related liabilities	$145	$156
Accrued interest	146	113
Accrued taxes, other than income	47	41
Finance lease liability	43	40
Operating lease liabilities	12	7
Deferred revenues	165	124
Contingent liabilities	116	58
Other	7	—
Total other current liabilities	$681	$539

Other long-term liabilities were comprised of the following (in millions):

	December 31,
	2023	2022
Other long-term liabilities
Postemployment benefit plan obligations	$121	$170
Finance lease liability	276	323
Operating lease liabilities	108	100
Income taxes payable	80	129
Deferred revenues	233	204
Other	40	39
Total other long-term liabilities	$858	$965

Note 17—Supplemental Cash Flow Information

The reconciling adjustments of our net cash provided by operating activities that were attributable to the net change in other operating assets and liabilities were as follows (in millions):

	Years ended December 31,
	2023	2022	2021
Changes in other operating assets and liabilities
(Increase) decrease in accounts receivable	$(99)	$(15)	$137
Increase in other assets	(98)	(12)	(13)
Increase (decrease) in accounts payable and other current liabilities	135	8	(52)
Decrease in other long-term liabilities	(7)	(2)	(3)
Change in income taxes receivable / payable, net	(36)	(42)	(17)
Change in receivables from / payables to affiliates, net	(8)	(12)	(15)
	$(113)	$(75)	$37

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

Additional cash flow information was as follows (in millions):

		Years ended December 31,
		2023	2022	2021
Certain cash operating activities
Cash payments for interest		$408	$355	$429
Cash payments for income taxes		41	66	57

Non-cash investing and financing activities
Capital additions accrued at end of period	(a)	$36	$31	$28
Capital additions acquired in exchange for debt	(b)	—	382	—
Acquisition of outstanding ownership interests in exchange for shares	(c)	99	—	—
Debt investment exchanged for equity ownership interests	(d)	37	—	—
Finance lease installments settled with credits issued to customer	(e)	44	41	—
Shares issued in exchanges of exchangeable bonds	(f)	434	—	—
Debt and warrants issued in exchange transactions	(g)	—	110	260
(a)	Additions to property and equipment for which we had accrued a corresponding liability in accounts payable at the end of the period. See Note 7—Long-Lived Assets.
(b)	In the year ended December 31, 2022, we borrowed an aggregate principal amount of $439 million under the Shipyard Loans to satisfy a portion of the final milestone payments due upon delivery of Deepwater Atlas and Deepwater Titan and recorded the initial carrying amount, net of imputed interest, with a corresponding entry to construction in progress, recorded in property and equipment. See Note 7—Long-Lived Assets and Note 9—Debt.
(c)	In September 2023, we issued 11.9 million Transocean Ltd. shares to acquire the outstanding ownership interests in Liquila. See Note 4—Unconsolidated Affiliates, Note 7—Long-Lived Assets and Note 14—Equity.
(d)	In September 2023, we agreed to exchange borrowings due to us under a financing arrangement with Orion for additional equity ownership interests in Orion. See Note 4—Unconsolidated Affiliates.
(e)	In the years ended December 31, 2023 and 2022, we agreed to settle installments due to the lessor under our finance lease by issuing corresponding credits to our customer for amounts due to us under the drilling contract. See Note 8—Leases.
(f)	In the year ended December 31, 2023, we issued 65.1 million Transocean Ltd. shares to certain holders that elected to exchange the 2.50% Senior Guaranteed Exchangeable Bonds, the 4.00% Senior Guaranteed Exchangeable Bonds and the 4.625% Senior Guaranteed Exchangeable Bonds. See Note 9—Debt and Note 14—Equity.
(g)	In the year ended December 31, 2022, in connection with the 2022 Private Exchange, we issued $112 million aggregate principal amount of the 4.625% Senior Guaranteed Exchangeable Bonds with an estimated fair value of $105 million and 6.7 million warrants to purchase Transocean Ltd. shares with an estimated fair value of $5 million. In the year ended December 31, 2021, in connection with the 2021 Private Exchange, we issued $294 million aggregate principal amount of the 4.00% Senior Guaranteed Exchangeable Bonds with an estimated fair value of $260 million. See Note 9—Debt and Note 14—Equity.

Note 18—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$762	$762	$683	$683
Restricted cash and cash equivalents	233	233	308	308
Long-term loans receivable from unconsolidated affiliates	6	6	41	43
Total debt	7,413	7,308	7,347	6,412

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

Equity price risk—We are exposed to equity price risk primarily related to the bifurcated compound exchange feature contained within the 4.625% Senior Guaranteed Exchangeable Bonds.  The market price of our shares is the primary driver of the fair value of the exchange feature.  An increase to the market price of our shares yields an increase to the carrying amount of the exchange feature, recorded as a component of our debt, and a corresponding increase to interest expense.

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

Labor agreements—At December 31, 2023, we had a global workforce of approximately 5,800 individuals, including approximately 370 contractors.  Approximately 42 percent of our total workforce, working primarily in Norway and Brazil, are represented by, and some of our contracted labor work is subject to, collective bargaining agreements, substantially all of which are subject to annual salary negotiation.  Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions.  The outcome of any such negotiation generally affects the market for all offshore employees, not only union members.  A failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” included in Item 8 of this annual report.

Item 9B.Other Information

On December 19, 2023, Keelan Adamson, President and Chief Operating Officer of the Company, adopted a Rule 10b5-1 trading arrangement (as such term is defined under Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 211,308 shares of Transocean Ltd. (the “Plan”).  Sales may not commence under the Plan until March 26, 2024 at the earliest and, for certain of the shares, only at specified market prices.  Unless earlier terminated in accordance with the terms and conditions of the Plan, the Plan expires on December 19, 2024.

As part of Transocean’s continued focus on a succession planning strategy to support the Company’s long-term growth, on February 20, 2024, Transocean announced a transition of the role of Chief Financial Officer from Mr. Mark Mey to Mr. Thad Vayda.  Mr. Mey will continue to serve as Chief Financial Officer of Transocean until the effective date of Mr. Vayda’s appointment, which will be determined at a later date and is expected to occur during the second quarter of 2024.

Mr. Vayda, age 61, has served as Senior Vice President of Corporate Finance and Treasurer of Transocean since February 2023.  Prior to this role, he served as Vice President, Corporate Finance and Treasurer from August 2015 until February 2023, as Vice President, Investor Relations and Treasurer from July 2014 to August 2015, as Vice President, Investor Relations and Communications from March 2012 to June 2014 and as Vice President, Investor Relations from July 2011 to February 2012.  Mr. Vayda initially joined Transocean in August 1995, working with the company until April 2000 in positions that included Director of Corporate Planning and Operational Division Engineer.

Between May 2000 and June 2011, Mr. Vayda worked primarily in energy-related equity capital markets roles, including at RBC Capital Markets and as Managing Director, Equity Research at Stifel, Nicolaus & Company where, as an equity analyst, he published strategic and financial assessments and opinions on energy and oilfield services and equipment companies.  Earlier in his career, Mr. Vayda held various leadership positions at Northwest Airlines where he was responsible for managing financial yield in certain markets served by the airline and, separately, determining the company’s fleet asset strategy.  Mr. Vayda started his professional career with Booz Allen Hamilton, Management Consultants.

Mr. Vayda earned a Masters in Business Administration from The Fuqua School of Business at Duke University, Durham, North Carolina in May 1992, and a Bachelor of Science degree in Engineering from The Catholic University of America at Washington, D.C. in May 1985.

The future appointment of Mr. Vayda is not pursuant to any agreement between him and any other person.  There is no family relationship between Mr. Vayda and any director or executive officer of Transocean, and there are no transactions between Mr. Vayda and Transocean that are required to be reported under Item 404(a) of Regulation S-K.  At this time, there are no changes to Mr. Vayda’s compensation arrangements with Transocean, and if any such changes are made in connection with his future appointment to the position of Chief Financial Officer, Transocean will describe such changes in a future current or periodic report, as applicable.

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

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2024 annual general meeting of shareholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2023.  Certain information with respect to our executive officers is set forth at the end of Part I of this annual report under the caption “Information About our Executive Officers.”

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Index to Financial Statements

Financial statements of unconsolidated subsidiaries are not presented herein because such subsidiaries do not meet the significance test.

(2) Financial Statement Schedules

Transocean Ltd. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(in millions)

		Years ended December 31,
		2023	2022	2021
Allowance for credit losses
Balance, beginning of period		$2	$2	$2
Additions: charged to cost and expenses		—	—	—
Additions: charged to other accounts		—	—	—
Deductions		—	—	—
Balance, end of period		$2	$2	$2

Allowance for excess materials and supplies
Balance, beginning of period		$199	$183	$143
Additions: charged to cost and expenses		6	16	43
Additions: charged to other accounts		—	—	—
Deductions	(a)	(7)	—	(3)
Balance, end of period		$198	$199	$183

Valuation allowance on deferred tax assets
Balance, beginning of period		$1,910	$1,820	$685
Additions: charged to cost and expenses		—	79	1,167
Additions: charged to other accounts	(b)	—	11	—
Deductions	(b)	(26)	—	(32)
Balance, end of period		$1,884	$1,910	$1,820
(a)	Amount related to materials and supplies on rigs and related assets sold or classified as held for sale.
(b)	Amount related to adjustments to other deferred tax assets with valuation allowances.

(3) Exhibits

The following exhibits are filed or furnished herewith, as indicated, or incorporated by reference to the location indicated:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 14, 2023
3.2	Organizational Regulations of Transocean Ltd., amended effective as of May 12, 2023	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 16, 2023
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Indenture, dated as of February 26, 2021, by and among Transocean Inc., the guarantors and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 26, 2021
4.3	Credit Agreement, dated June 22, 2018, among Transocean Inc., the lenders parties thereto and Citibank, N.A., as administrative agent and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on June 27, 2018
4.3.1

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
4.3.2

Increase of Commitments, Second Amendment to Credit Agreement and First Amendment to Guaranties, dated July 15, 2019, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of its subsidiaries

Exhibit 10.1 to Transocean Ltd.’ s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 15, 2019
4.3.3	Curative Agreement, dated September 24, 2019, between Transocean Inc. and Citibank, N.A., as administrative agent for the lenders under the Credit Agreement dated June 22, 2018, as amended	Exhibit 10.2 to Transocean Ltd.’ s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended September 30, 2019
4.3.4

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
4.3.5

Fourth Amendment to Credit Agreement, dated November 30, 2020, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, certain of Transocean Inc.’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on December 1, 2020
4.3.6

Fifth Amendment to Credit Agreement, dated July 27, 2022, among Transocean Inc., the lenders and issuing banks parties thereto, Citibank, N.A., as administrative agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of Transocean Inc.’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 1, 2022
4.4	Indenture, dated as of April 15, 1997, between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee	Exhibit 4.1 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.4.1

First Supplemental Indenture, dated as of April 15, 1997, between Transocean Offshore Inc. and Texas Commerce Bank National Association, as trustee, supplementing the Indenture dated as of April 15, 1997

Exhibit 4.2 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.4.2	Second Supplemental Indenture, dated as of May 14, 1999, between Transocean Offshore (Texas) Inc., Transocean Offshore Inc. and Chase Bank of Texas, National Association, as trustee	Exhibit 4.5 to Transocean Offshore Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-59001-99) filed on June 29, 1999
4.4.3	Fifth Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit 4.4 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008

Number	Description	Location
4.4.4	Form of 7.45% Notes due April 15, 2027	Exhibit 4.3 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.4.5	Form of 8.00% Debentures due April 15, 2027	Exhibit 4.4 to Transocean Offshore Inc.’s Current Report on Form 8-K (Commission File No. 001-07746) filed on April 30, 1997
4.4.6	Officers’ Certificate establishing the terms of the 7.50% Notes due April 15, 2031	Exhibit 4.3 to Transocean Sedco Forex Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on April 9, 2001
4.4.7	Officers’ Certificate establishing the terms of the 7.375% Notes due April 15, 2018	Exhibit 4.14 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the fiscal year ended December 31, 2001
4.5	Indenture, dated as of September 1, 1997, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 of Global Marine Inc.’s Registration Statement on Form S-4 (No. 333-39033) filed on October 30, 1997
4.5.1	First Supplemental Indenture, dated as of June 23, 2000, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
4.5.2	Second Supplemental Indenture, dated as of November 20, 2001, between Global Marine Inc. and Wilmington Trust Company, as Trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.2 to GlobalSantaFe Corporation’s Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004
4.5.3	Third Supplemental Indenture, dated as of July 29, 2019, among Global Marine Inc, Transocean Inc. and Wilmington Trust Company, as trustee, relating to Debt Securities of Global Marine Inc.	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on July 29, 2019
4.5.4	Form of 7% Note Due 2028	Exhibit 4.2 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.5.5	Terms of 7% Notes Due 2028	Exhibit 4.1 of Global Marine Inc.’s Current Report on Form 8-K (Commission File No. 001-05471) filed on May 22, 1998
4.6	Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.36 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.6.1	First Supplemental Indenture, dated as of December 11, 2007, between Transocean Inc. and Wells Fargo Bank, National Association	Exhibit 4.37 to Transocean Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 2007
4.6.2	Third Supplemental Indenture, dated as of December 18, 2008, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 19, 2008
4.6.3	Fourth Supplemental Indenture, dated as of September 21, 2010, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2010
4.6.4	Fifth Supplemental Indenture, dated as of December 5, 2011, among Transocean Ltd., Transocean Inc. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on December 5, 2011
4.6.5	Sixth Supplemental Indenture, dated as of September 13, 2012, among Transocean Inc., Transocean Ltd. and Wells Fargo Bank, National Association, as trustee	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on September 13, 2012
4.7	Indenture, dated as of October 17, 2017, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on October 17, 2017
4.8	Registration Rights Agreement, dated as of January 30, 2018, among Transocean Ltd., Transocean Inc., and the security holders named therein	Exhibit 4.3 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on January 30, 2018
4.8.1	Amendment to Registration Rights Agreement, dated as of August 14, 2020, by and among Transocean Ltd., Transocean Inc. and Perestroika (Cyprus) Ltd.	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 14, 2020

Number		Description	Location
	4.9	Indenture, dated October 25, 2018, among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Exhibit 4.32 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) filed on February 19, 2019
	4.10	Indenture, dated February 1, 2019, by and among Transocean Poseidon Limited, the Guarantors and Wells Fargo Bank, National Association, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 1, 2019
	4.11	Indenture, dated January 17, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2020
	4.12	Indenture, dated as of September 11, 2020, by and among Transocean Inc., the guarantors party thereto and Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 11, 2020
4.12.1

Supplemental Indenture, dated November 30, 2020, by and among Transocean Inc., Transocean Ltd., certain of Transocean Inc.’s subsidiaries, and Wells Fargo Bank, National Association, as trustee, supplementing the Indenture dated as of September 11, 2020

Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on December 1, 2020
	4.13	Indenture, dated as of September 30, 2022, by and among Transocean Inc., the Guarantors and Truist Bank, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on September 30, 2022
	4.14	Warrant Agreement, dated as of September 30, 2022, by and among Transocean Inc., Transocean Ltd. and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent	Exhibit 4.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-3873) filed on September 30, 2022
	4.15	Indenture, dated as of January 17, 2023, among Transocean Titan Financing Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2023
	4.16	Indenture, dated as of January 31, 2023, among Transocean Inc., the Guarantors named therein and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 31, 2023
4.16.1

First Supplemental Indenture, dated as of January 26, 2024, by and among Transocean Inc., the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of January 31, 2023

Filed herewith
	4.17	Indenture, dated as of October 11, 2023, among Transocean Aquila Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on October 11, 2023
	10.1	Shipyard Credit Agreement for Deepwater Atlas, dated as of June 5, 2021, by and between Jurong Shipyard Pte. Ltd. and Transocean Offshore Deepwater Holdings Limited	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2021 filed on August 3, 2021
	10.2	Shipyard Credit Agreement for Deepwater Titan, dated as of June 5, 2021, by and between Jurong Shipyard Pte. Ltd. and Transocean Offshore Deepwater Holdings Limited	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2021 filed on August 3, 2021
*	10.3	Amended and Restated 2015 Transocean Ltd. Long-Term Incentive Plan	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission No. 001-38373) filed on May 16, 2023
*	10.4	Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.5 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.5	First Amendment to Long-Term Incentive Plan of Transocean Ltd. (as amended and restated as of February 12, 2009)	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on May 22, 2013
*	10.6	Deferred Compensation Plan of Transocean Offshore Inc., as amended and restated effective January 1, 2000	Exhibit 10.10 to Transocean Sedco Forex Inc.’s Annual Report on Form 10-K (Commission File No. 333-75899) for the year ended December 31, 1999
*	10.7

GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective January 1, 2001 and Amendment to GlobalSantaFe Corporation Key Employee Deferred Compensation Plan effective November 20, 2001

Exhibit 10.33 to the GlobalSantaFe Corporation Annual Report on Form 10-K (Commission File No. 001-14634) for the year ended December 31, 2004

Number		Description	Location
*	10.8	Amendment to Transocean Inc. Deferred Compensation Plan	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 29, 2005
*	10.9	Form of 2004 Performance Based Nonqualified Share Option Award Letter	Exhibit 10.2 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on February 15, 2005
*	10.10	Form of 2008 Director Deferred Unit Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.11	Form of 2009 Director Deferred Unit Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2009
*	10.12	Terms and Conditions of 2013 Director Deferred Unit Award	Exhibit 10.14 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.13	Terms and Conditions of 2014 Director Deferred Unit Award	Exhibit 10.15 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.14	Terms and Conditions of 2015 Director Restricted Share Unit Award	Exhibit 10.16 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.15	Terms and Conditions of 2014 Executive Equity Award	Exhibit 10.19 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
*	10.16	Terms and Conditions of 2015 Executive Equity Award	Exhibit 10.20 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2015
	10.17	Terms and Conditions of the July 2008 Nonqualified Share Option Award	Exhibit 10.2 to Transocean Inc.’s Quarterly Report on Form 10-Q (Commission File No. 333-75899) for the quarter ended June 30, 2008
*	10.18	Terms and Conditions of the February 2009 Nonqualified Share Option Award	Exhibit 10.30 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000 53533) for the year ended December 31, 2008
*	10.19	Terms and Conditions of the February 2012 Long Term Incentive Plan Award	Exhibit 10.28 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2011
	10.20	Form of Novation Agreement dated as of November 27, 2007 by and among GlobalSantaFe Corporation, Transocean Offshore Deepwater Drilling Inc. and certain executives	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007
*	10.21	Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.18 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 001-05471) for the year ended December 31, 1991
*	10.22	First Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 1995
*	10.23	Second Amendment to Global Marine Inc. 1990 Non-Employee Director Stock Option Plan	Exhibit 10.37 of Global Marine Inc.’s Annual Report on Form 10-K (Commission File No. 001-05471) for the year ended December 31, 1996
*	10.24	1997 Long-Term Incentive Plan	GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-7070) filed June 13, 1997
*	10.25	Amendment to 1997 Long Term Incentive Compensation Plan	Exhibit 10.25 of GlobalSantaFe Corporation’s Annual Report on Form 20-F (Commission File No. 001-14634) for the year ended December 31, 1998
*	10.26	Amendment to 1997 Long Term Incentive Plan, dated December 1, 1999	Exhibit 10.33 of GlobalSantaFe Corporation’s Annual Report on Form 20-F (Commission File No. 001-14634) for the year ended December 31, 1999

Number		Description	Location
*	10.27	GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.1 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended March 31, 1998
*	10.28	First Amendment to GlobalSantaFe Corporation 1998 Stock Option and Incentive Plan	Exhibit 10.2 of Global Marine Inc.’s Quarterly Report on Form 10-Q (Commission File No. 001-05471) for the quarter ended June 30, 2000
*	10.29	GlobalSantaFe Corporation 2001 Non-Employee Director Stock Option and Incentive Plan	Exhibit 4.8 of GlobalSantaFe Corporation’s Registration Statement on Form S-8 (No. 333-73878) filed on November 21, 2001
*	10.30	GlobalSantaFe Corporation 2001 Long-Term Incentive Plan	Exhibit A to GlobalSantaFe Corporation’s definitive proxy statement (Commission File No. 001-14634) filed on March 21, 2001
*	10.31	GlobalSantaFe 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 7, 2005)	Exhibit 10.4 to GlobalSantaFe Corporation’s Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended June 30, 2005
*	10.32	Transocean Ltd. Pension Equalization Plan, as amended and restated, effective January 1, 2009	Exhibit 10.41 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
*	10.33	Transocean U.S. Supplemental Retirement Benefit Plan, as amended and restated, effective as of November 27, 2007	Exhibit 10.11 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on December 3, 2007
*	10.34	GlobalSantaFe Corporation Supplemental Executive Retirement Plan	Exhibit 10.1 to the GlobalSantaFe Corporation Quarterly Report on Form 10-Q (Commission File No. 001-14634) for the quarter ended September 30, 2002
*	10.35	Transocean U.S. Supplemental Savings Plan, as amended and restated, effective as of January 1, 2009	Exhibit 10.44 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 000-53533) for the year ended December 31, 2008
	10.36	Form of Indemnification Agreement entered into between Transocean Ltd. and each of its Directors and Executive Officers	Exhibit 10.1 to Transocean Inc.’s Current Report on Form 8-K (Commission File No. 333-75899) filed on October 10, 2008
*	10.37	Form of Assignment Memorandum for Executive Officers	Exhibit 10.6 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000 53533) filed on December 19, 2008
	10.38	Drilling Contract between Vastar Resources, Inc. and R&B Falcon Drilling Co. dated December 9, 1998 with respect to Deepwater Horizon, as amended	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2010
*	10.39	Amended and Restated Executive Severance Benefit Policy	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 000-53533) filed on November 22, 2023
	10.40

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
	10.41

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
	10.42

Transocean Punitive Damages and Assigned Claims Settlement Agreement, dated May 29, 2015, among Transocean Offshore Deepwater Drilling Inc., Transocean Deepwater Inc., Transocean Holdings LLC, Triton Asset Leasing GmbH, the Plaintiffs Steering Committee in MDL 2179, and the Deepwater Horizon Economic and Property Damages Settlement Class

			Exhibit 10.7 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended June 30, 2015
*	10.43	Employment Agreement with Jeremy D. Thigpen effective September 1, 2016	Exhibit 10.1 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016

Number		Description	Location
*	10.44	Employment Agreement with Mark L. Mey effective September 1, 2016	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 000-53533) for the quarter ended September 30, 2016
*	10.45	Amended and Restated Performance Award and Cash Bonus Plan of Transocean Ltd.	Exhibit 10.48 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2020
*	10.46	Terms and Conditions of 2020 Executive Equity Awards	Exhibit 10.2 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2020
*	10.47	Terms and Conditions of 2020 Director Restricted Share Unit Award	Exhibit 10.3 to Transocean Ltd.’s Quarterly Report on Form 10-Q (Commission File No. 001-38373) for the quarter ended June 30, 2020
*	10.48	Terms and Conditions of 2023 Executive Equity Awards	Exhibit 10.50 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) for the year ended December 31, 2022 filed on February 23, 2023
*	10.49	Employment Agreement with Keelan Adamson effective February 16, 2022	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on February 17, 2022
	21	Subsidiaries of Transocean Ltd.	Filed herewith
	23	Consent of Ernst & Young LLP	Filed herewith
	24	Powers of Attorney	Filed herewith
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
	97	Transocean Ltd Executive Officer Incentive-Based Compensation Recoupment Policy	Filed herewith
	101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our consolidated balance sheets as of December 31, 2023 and December 31, 2022; (ii) our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021; (iii) our consolidated statements of comprehensive loss for the years ended December 31, 2023, 2022 and 2021; (iv) our consolidated statements of equity for the years ended December 31, 2023, 2022 and 2021; (v) our consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021; and (vi) the notes to consolidated financial statements

			Filed herewith
	104	The cover page from our annual report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language	Filed herewith
*	Compensatory plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 20, 2024.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 20, 2024.

Signature	Title

*	Chair of the Board of Directors
Chadwick C. Deaton

/s/ Jeremy D. Thigpen	Chief Executive Officer and Director
Jeremy D. Thigpen	(Principal Executive Officer)

/s/ Mark L. Mey	Executive Vice President and Chief Financial Officer
Mark L. Mey	(Principal Financial Officer)

/s/ David Tonnel	Senior Vice President and Chief Accounting Officer
David Tonnel	(Principal Accounting Officer)

*	Director
Glyn A. Barker

*	Director
Vanessa C.L. Chang

*	Director
Frederico F. Curado

*	Director
Domenic J. Dell’Osso, Jr.

*	Director
Vincent J. Intrieri

*	Director
Samuel J. Merksamer

*	Director
Frederik W. Mohn

*	Director
Edward R. Muller

*	Director
Margareth Øvrum

By: /s/ David Tonnel
(Attorney-in-Fact)