Form 10-Q
period 2024-03-31
Transocean Ltd.
filed 2024-04-30
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 23, 2024, 819,579,665 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2024

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Contract drilling revenues	$763	$649

Costs and expenses
Operating and maintenance	523	409
Depreciation and amortization	185	182
General and administrative	52	45
	760	636

Loss on disposal of assets, net	(6)	(170)
Operating loss	(3)	(157)

Other income (expense), net
Interest income	15	19
Interest expense, net of amounts capitalized	(117)	(249)
Loss on retirement of debt	—	(32)
Other, net	12	5
	(90)	(257)
Loss before income tax expense (benefit)	(93)	(414)
Income tax expense (benefit)	(191)	51

Net income (loss)	98	(465)
Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to controlling interest	$98	$(465)

Earnings (loss) per share
Basic	$0.12	$(0.64)
Diluted	$0.11	$(0.64)

Weighted-average shares outstanding
Basic	819	728
Diluted	955	728

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2024	2023

Net income (loss)	$98	$(465)
Net income attributable to noncontrolling interest	—	—
Net Income (loss) attributable to controlling interest	98	(465)

Components of net periodic benefit costs before reclassifications	(2)	(11)
Components of net periodic benefit costs reclassified to net income (loss)	—	—

Other comprehensive loss before income taxes	(2)	(11)
Income taxes related to other comprehensive income (loss)	—	—
Other comprehensive loss	(2)	(11)
Other comprehensive income attributable to noncontrolling interest	—	—
Other comprehensive loss attributable to controlling interest	(2)	(11)

Total comprehensive income (loss)	96	(476)
Total comprehensive income attributable to noncontrolling interest	—	—
Total comprehensive income (loss) attributable to controlling interest	$96	$(476)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$446	$762
Accounts receivable, net of allowance of $2 at March 31, 2024 and December 31, 2023	585	512
Materials and supplies, net of allowance of $202 and $198 at March 31, 2024 and December 31, 2023, respectively	437	426
Restricted cash and cash equivalents	270	233
Other current assets	133	193
Total current assets	1,871	2,126

Property and equipment	23,948	23,875
Less accumulated depreciation	(7,093)	(6,934)
Property and equipment, net	16,855	16,941
Contract intangible assets	—	4
Deferred tax assets, net	45	44
Other assets	1,166	1,139
Total assets	$19,937	$20,254

Liabilities and equity
Accounts payable	$301	$323
Accrued income taxes	2	23
Debt due within one year	463	370
Other current liabilities	619	681
Total current liabilities	1,385	1,397

Long-term debt	6,802	7,043
Deferred tax liabilities, net	377	540
Other long-term liabilities	851	858
Total long-term liabilities	8,030	8,441

Commitments and contingencies

Shares, CHF 0.10 par value, 1,022,394,549 authorized, 141,262,093 conditionally authorized, 862,815,858 issued and 819,579,665 outstanding at March 31, 2024, and 1,021,294,549 authorized, 142,362,093 conditionally
authorized, 843,715,858 issued and 809,030,846 outstanding at December 31, 2023	82	81
Additional paid-in capital	14,553	14,544
Accumulated deficit	(3,935)	(4,033)
Accumulated other comprehensive loss	(179)	(177)
Total controlling interest shareholders’ equity	10,521	10,415
Noncontrolling interest	1	1
Total equity	10,522	10,416
Total liabilities and equity	$19,937	$20,254

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Shares
Balance, beginning of period	$81	$71
Issuance of shares	1	1
Balance, end of period	82	$72

Additional paid-in capital
Balance, beginning of period	$14,544	$13,984
Share-based compensation	11	9
Issuance of shares	(2)	(1)
Balance, end of period	$14,553	$13,992

Accumulated deficit
Balance, beginning of period	$(4,033)	$(3,079)
Net income (loss) attributable to controlling interest	98	(465)
Balance, end of period	$(3,935)	$(3,544)

Accumulated other comprehensive loss
Balance, beginning of period	$(177)	$(185)
Other comprehensive loss attributable to controlling interest	(2)	(11)
Balance, end of period	$(179)	$(196)

Total controlling interest shareholders’ equity
Balance, beginning of period	$10,415	$10,791
Total comprehensive income (loss) attributable to controlling interest	96	(476)
Share-based compensation	11	9
Issuance of shares	(1)	—
Balance, end of period	$10,521	$10,324

Noncontrolling interest
Balance, beginning of period	$1	$1
Balance, end of period	$1	$1

Total equity
Balance, beginning of period	$10,416	$10,792
Total comprehensive income (loss)	96	(476)
Share-based compensation	11	9
Issuance of shares	(1)	—
Balance, end of period	$10,522	$10,325

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$98	$(465)
Adjustments to reconcile to net cash used in operating activities:
Amortization of contract intangible asset	4	18
Depreciation and amortization	185	182
Share-based compensation expense	11	9
Loss on impairment of investment in unconsolidated affiliate	1	—
Loss on disposal of assets, net	6	170
Fair value adjustment to bifurcated compound exchange feature	(10)	133
Amortization of debt-related balances, net	13	13
Loss on retirement of debt	—	32
Deferred income tax expense (benefit)	(164)	36
Other, net	4	14
Changes in deferred revenues, net	77	6
Changes in deferred costs, net	(38)	(24)
Changes in other operating assets and liabilities, net	(273)	(171)
Net cash used in operating activities	(86)	(47)

Cash flows from investing activities
Capital expenditures	(83)	(81)
Investment in loan to unconsolidated affiliate	(2)	—
Investment in equity of unconsolidated affiliate	—	(10)
Proceeds from disposal of assets, net	44	1
Net cash used in investing activities	(41)	(90)

Cash flows from financing activities
Repayments of debt	(151)	(1,564)
Proceeds from issuance of debt, net of issue costs	—	1,665
Other, net	(1)	—
Net cash provided by (used in) financing activities	(152)	101

Net decrease in unrestricted and restricted cash and cash equivalents	(279)	(36)
Unrestricted and restricted cash and cash equivalents, beginning of period	995	991
Unrestricted and restricted cash and cash equivalents, end of period	$716	$955

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of March 31, 2024, we owned or had partial ownership interests in and operated a fleet of 36 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and eight harsh environment floaters.  As of March 31, 2024, we were constructing one ultra-deepwater drillship.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, included in our annual report on Form 10K filed on February 21, 2024.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make judgments by applying estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our income taxes, property and equipment, equity investments, contingencies, allowance for excess materials and supplies, postemployment benefit plans and share-based compensation.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 3—Accounting Standards Updates

Recently issued accounting standards updates not yet adopted

Segment reporting—Effective for the year ending December 31, 2024, we will adopt the accounting standards update that requires incremental disclosures about a public entity’s reportable segments but does not change the definition or guidance for determining reportable segments.  The update, which explicitly applies to entities such as us with a single reportable segment, requires disclosure of the significant expense categories and amounts that are regularly provided to the chief operating decision-maker and included in the reported measure of segment profit or loss.  Additionally, the update requires disclosures about the individual or the group or committee identified as the chief operating decision-maker.  We will provide the new disclosures, as required, in our annual report for the year ending December 31, 2024 and interim periods thereafter with retrospective application to all periods presented, unless impracticable.  Although our adoption of the update will require us to augment certain disclosures in the notes to consolidated financial statements, we do not expect such adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

Income taxes—Effective no later than January 1, 2025, we will adopt the accounting standards update that requires significant additional disclosures intended to enhance the transparency and decision usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid.  The new guidance will be applied prospectively and permits, but does not require, retrospective application.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2024.  We continue to evaluate the requirements.  Although we expect our adoption will require us to augment certain disclosures in our notes to consolidated financial statements, we do not expect our adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Unconsolidated Affiliates

We hold noncontrolling equity investments in various unconsolidated companies.  In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, which had been cold stacked, and related assets, with an estimated fair value of $85 million (see Note 6—Long-Lived Assets), in exchange for a noncontrolling ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”), a Belgian company and leading developer of nodule collection technology engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.  We estimated the fair value of the rig using projected discounted cash flows, and our estimate required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the future performance of the rig, projected demand for its services, rig availability and dayrates.

In the three months ended March 31, 2024 and 2023, we recognized a loss of $2 million and $13 million, respectively, recorded in other, net, associated with equity in losses of our equity investments.  At March 31, 2024 and December 31, 2023, the aggregate carrying amount of our equity investments in unconsolidated affiliates was $213 million and $216 million, respectively, recorded in other assets.

Note 5—Revenues

Overview—Under most of our drilling contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of March 31, 2024, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through July 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended March 31,
	2024			2023
	Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total
U.S.	$370	$—	$370	$352	$—	$352
Brazil	155	—	155	63	—	63
Norway	—	151	151	—	148	148
Other countries (a)	44	43	87	69	17	86
Total contract drilling revenues	$569	$194	$763	$484	$165	$649
(a)	The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	March 31,	December 31
	2024	2023
Deferred contract revenues, recorded in other current liabilities	$223	$165
Deferred contract revenues, recorded in other long-term liabilities	252	233
Total contract liabilities	$475	$398

Significant changes in contract liabilities were as follows (in millions):

	Three months ended March 31,
	2024	2023
Total contract liabilities, beginning of period	$398	$328
Decrease due to recognition of revenues for goods and services	(46)	(34)
Increase due to goods and services transferred over time	123	40
Total contract liabilities, end of period	$475	$334

Pre-operating costs—In the three months ended March 31, 2024 and 2023, we recognized pre-operating costs of $20 million and $10 million, respectively, recorded in operating and maintenance costs.  At March 31, 2024 and December 31, 2023, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $258 million and $221 million, respectively, recorded in other assets.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 6—Long-Lived Assets

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Three months ended
	March 31,
	2024	2023
Construction work in progress, beginning of period	$522	$1,195

Capital expenditures
Newbuild construction program	49	65
Other equipment and construction projects	34	16
Total capital expenditures	83	81
Changes in accrued capital additions	16	(4)

Property and equipment placed into service	(27)	(12)
Construction work in progress, end of period	$594	$1,260

Disposals—In February 2024, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets.  At December 31, 2023, the aggregate carrying amount of the rigs and related assets, classified as assets held for sale and recorded in other current assets, was $49 million.  In the three months ended March 31, 2024, we received aggregate net cash proceeds of $43 million and recognized an aggregate net loss of less than $1 million, which had no tax effect, associated with the disposal of these assets.  In the three months ended March 31, 2024, we received aggregate net cash proceeds of $1 million and recognized an aggregate net loss of $6 million associated with the disposal of assets unrelated to rig sales.

In February 2023, in connection with our investment in a noncontrolling ownership interest in GSR, we made a non-cash contribution of the cold stacked ultra-deepwater floater Ocean Rig Olympia and related assets.  In the three months ended March 31, 2023, we recognized a loss of $169 million ($0.23 per diluted share), which had no tax effect, associated with the disposal of the rig and related assets.  See Note 4—Unconsolidated Affiliates.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt, a bifurcated compound exchange feature, and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	March 31,	December 31	March 31,	December 31
	2024	2023	2024	2023
7.25% Senior Notes due November 2025	$354	$354	$352	$352
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	234	234	223	221
7.50% Senior Notes due January 2026	569	569	567	567
11.50% Senior Guaranteed Notes due January 2027	687	687	903	938
6.875% Senior Secured Notes due February 2027	371	413	369	409
8.00% Senior Notes due February 2027	612	612	609	609
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	405	420	374	384
8.375% Senior Secured Notes due February 2028	525	525	518	518
7.00% Notes due June 2028	261	261	264	264
8.00% Senior Secured Notes due September 2028	325	325	321	321
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	479	486
8.75% Senior Secured Notes due February 2030	1,058	1,116	1,036	1,094
7.50% Notes due April 2031	396	396	395	395
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,917	7,032	7,265	7,413

Less debt due within one year
11.50% Senior Guaranteed Notes due January 2027	—	—	71	71
6.875% Senior Secured Notes due February 2027	83	83	81	81
4.50% Shipyard Loans due September 2027	105	90	91	75
8.375% Senior Secured Notes due February 2028	50	—	48	—
8.00% Senior Secured Notes due September 2028	60	30	59	30
8.75% Senior Secured Notes due February 2030	117	117	113	113
Total debt due within one year	415	320	463	370
Total long-term debt	$6,502	$6,712	$6,802	$7,043

Scheduled maturities—At March 31, 2024, scheduled maturities of our debt, including the principal installments and other installments, representing the contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other	Total
	installments	installments	installments
Twelve months ending March 31,
2025	$415	$71	$486
2026	1,660	72	1,732
2027	1,979	72	2,051
2028	442	—	442
2029	509	—	509
Thereafter	1,912	—	1,912
Total installments	$6,917	$215	7,132
Total unamortized debt-related balances, net			(207)
Bifurcated compound exchange feature, at estimated fair value			340
Total carrying amount of debt			$7,265

Credit agreement

Secured Credit Facility—As of March 31, 2024, we had a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which provided us with borrowing capacity of $600 million through its scheduled maturity on June 22, 2025.  At March 31, 2024, based on the credit rating of the Secured Credit Facility as of that date, the facility fee was 0.625 percent.  At March 31, 2024, we had no borrowings outstanding, $12 million of letters of credit issued, and we had $588 million of available borrowing capacity under the Secured Credit Facility.

Subsequent event—In April 2024, we further amended the Secured Credit Facility to, among other things, (a) extend the maturity date from June 22, 2025 to June 22, 2028 and (b) reduce the borrowing capacity from $600 million to $576 million through June 22, 2025,

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

and thereafter reduce the borrowing capacity to $510 million through June 22, 2028 (the “Amended Secured Credit Facility”).  Throughout the term of the Amended Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Amended Secured Credit Facility.  We may borrow under the Amended Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Amended Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Amended Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Amended Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.

The Amended Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $200 million.  The Amended Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  In order to utilize the Amended Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Amended Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Amended Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders or otherwise cured, could cause us to lose access to the Amended Secured Credit Facility.

Exchangeable bonds

Exchange terms—At March 31, 2024, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

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

Effective interest rates and fair values—At March 31, 2024, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$335
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$562

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended
	March 31,
	2024	2023
Contractual interest	$5	$7
Amortization	5	5
Bifurcated compound exchange feature	(10)	133
Total	$—	$145

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

The 4.625% Senior Guaranteed Exchangeable Bonds contain a compound exchange feature that, in addition to the exchange terms presented below, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the estimated fair value of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, with a corresponding adjustment to interest expense.  At March 31, 2024 and December 31, 2023, the carrying amount of the bifurcated compound exchange feature was $340 million and $350 million, respectively.

Debt issuance

Senior secured notes—In January 2023, we issued $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 (the “8.375% Senior Secured Notes”), and we received $516 million aggregate cash proceeds, net of issue costs.  The 8.375% Senior Secured Notes are secured by the assets and earnings associated with the ultra-deepwater floater Deepwater Titan and the equity of the wholly owned subsidiary that owns or operates the collateral rig.  Additionally, we are required to comply with certain covenants, including related to the debt and earnings attributable to the collateral rig, and maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.375% Senior Secured Notes on or prior to February 1, 2025 at a price equal to 100 percent of the aggregate principal amount plus a make whole premium, and subsequently, at specified redemption prices.

In January 2023, we issued $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 (the “8.75% Senior Secured Notes”), and we received $1.148 billion aggregate cash proceeds, net of issue costs.  The 8.75% Senior Secured Notes are secured by a lien on the ultra-deepwater floaters Deepwater Pontus, Deepwater Proteus and Deepwater Thalassa and the harsh environment floaters Transocean Enabler and Transocean Encourage, together with certain related assets.  Additionally, we are required to comply with certain covenants, including related to the debt and earnings attributable to the collateral rigs, and maintain certain balances in a restricted cash account to satisfy debt service requirements.  We may redeem all or a portion of the 8.75% Senior Secured Notes on or prior to February 15, 2026 at a price equal to 100 percent of the aggregate principal amount plus a make whole premium, and subsequently, at specified redemption prices.

Subsequent events—In April 2024, we issued $900 million aggregate principal amount of 8.25% senior guaranteed notes due May 2029 (the “8.25% Senior Notes”) and $900 million aggregate principal amount of 8.50% senior guaranteed notes due May 2031 (the “8.50% Senior Notes”), and we received $1.77 billion aggregate cash proceeds, net of issue costs.  The 8.25% Senior Notes and the 8.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Transocean Ltd. and certain of our wholly owned subsidiaries.  On or prior to May 15, 2026 and 2027, respectively, we may redeem all or a portion of the 8.25% Senior Notes and the 8.50% Senior Notes, respectively, at a price equal to 100 percent of the aggregate principal amount plus a make whole premium, and subsequently, at specified redemption prices.

Early debt retirement

During the three months ended March 31, 2023, we redeemed and retired certain notes, for which the aggregate principal amounts, cash payments and recognized loss were as follows (in millions):

Three months
ended
March 31, 2023
5.375% Senior Secured Notes due May 2023	$243
5.875% Senior Secured Notes due January 2024	311
7.75% Senior Secured Notes due October 2024	240
6.25% Senior Secured Notes due December 2024	250
6.125% Senior Secured Notes due August 2025	336
7.25% Senior Notes due November 2025	—
Aggregate principal amount of debt retired	$1,380

Aggregate cash payment	$1,402
Aggregate net loss	$(32)

Subsequent events—In April 2024, we made an aggregate cash payment of $873 million, including related costs, to complete a tender offer (the “Tender Offers”) for $596 million and $249 million aggregate principal amount of the 11.50% senior guaranteed notes due January 2027 and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”), respectively.  We also made an aggregate cash payment of $105 million to redeem the remaining $105 million aggregate principal amount of the 7.25% Senior Notes outstanding following the completion of the Tender Offers.  Additionally, we made an aggregate cash payment of $658 million, including related costs, to fully redeem $569 million aggregate principal amount of the 7.50% senior notes due January 2026 and partially redeem $87 million aggregate principal amount of the 8.00% senior notes due February 2027.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 8—Income Taxes

Tax provision and rate—In the three months ended March 31, 2024 and 2023, our effective tax rate was 206.0 percent and (12.3) percent, respectively, based on loss before income tax expense or benefit.  In the three months ended March 31, 2024 and 2023, the effect of various discrete period tax items was a net tax benefit of $121 million and $11 million, respectively.  In the three months ended March 31, 2024, such discrete items included changes to deferred taxes due to rig ownership changes, rig movement and contract expirations across multiple jurisdictions.  In the three months ended March 31, 2023, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the three months ended March 31, 2024 and 2023, our effective tax rate, excluding discrete items, was 76.9 percent and (29.0) percent, respectively, based on loss before income tax expense or benefit.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  As of March 31, 2024, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 704 million, equivalent to $140 million, and indirect tax of BRL 91 million, equivalent to $18 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 9—Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share was as follows (in millions, except per share data):

	Three months ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per share
Net income (loss) attributable to controlling interest	$98	$98	$(465)	$(465)
Effect of interest expense on convertible debt instruments	—	10	—	—
Earnings (loss) for per share calculation	$98	108	$(465)	(465)

Denominator for earnings (loss) per share
Weighted-average shares outstanding	819	819	728	728
Effect of convertible debt instruments	—	120	—	—
Effect of share-based awards	—	9	—	—
Effect of warrants	—	7	—	—
Weighted-average shares for per share calculation	819	955	728	728

Earnings (loss) per share	$0.12	$0.11	$(0.64)	$(0.64)

We excluded from the computation certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended
	March 31,
	2024	2023
Exchangeable bonds	—	183
Share-based awards	4	24
Warrants	—	9

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 10—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of March 31, 2024, six plaintiffs have claims pending in Louisiana and 17 plaintiffs in the aggregate have claims pending in either Illinois, Missouri, or California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of March 31, 2024, the subsidiary was a defendant in approximately 269 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

One of our subsidiaries was named as a PRP in connection with a site located in Santa Fe Springs, California, known as the Waste Disposal, Inc. site.  We and other PRPs agreed, under a participation agreement with the U.S. Environmental Protection Agency (the “EPA”) and the U.S. Department of Justice, to settle our potential liabilities by remediating the site.  The remedial action for the site was completed in 2006.  Our share of the ongoing operating and maintenance costs has been insignificant, and we do not expect any additional potential liabilities to be material.  Resolutions of other claims by the EPA, the involved state agency or PRPs are at various stages of investigation.  Nevertheless, based on available information with respect to all environmental matters, including all related pending legal proceedings, asserted legal claims and known potential legal claims that are likely to be asserted, we do not expect the ultimate liability, if any, resulting from such matters, to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 11—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$446	$446	$762	$762
Restricted cash and cash equivalents	270	270	233	233
Long-term loans receivable from unconsolidated affiliates	9	8	6	6
Total debt	7,265	7,246	7,413	7,308

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
◾debt levels, including interest rates, credit ratings and our evaluation or decisions with respect to any potential liability management transactions or strategic alternatives intended to prudently manage our liquidity, debt maturities and other aspects of our capital structure and any litigation, potential or alleged defaults and discussions with creditors related thereto;
◾newbuild, upgrade, shipyard, reactivations and other capital projects, including the level of expected capital expenditures and the timing and cost of completing capital projects, delivery and operating commencement dates, relinquishment or abandonment, expected downtime and lost revenues;
◾the cost and timing of acquisitions, reactivations and the proceeds and timing of dispositions;
◾tax matters, including our effective tax rate, uncertain tax positions, changes in tax laws, treaties and regulations, tax assessments, tax incentive programs and liabilities for tax issues in the tax jurisdictions in which we operate or have a taxable presence;
◾legal and regulatory matters, including results and effects of current or potential legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;
◾insurance matters, risk tolerance and risk response, including adequacy and solvency of insurance, renewal of insurance, insurance proceeds and cash investments of our wholly owned captive insurance company;
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

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

◾those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10-K for the year ended December 31, 2023;
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
◾the effects of public health threats, pandemics and epidemics and the potential adverse impacts thereof; and
◾other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of April 23, 2024, we owned or had partial ownership interests in and operated 36 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and eight harsh environment floaters.  Additionally, as of April 23, 2024, we were constructing one ultra-deepwater drillship.

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

Our discussion and analysis of our financial condition, operating results and liquidity and capital resources are based upon, and should be read in conjunction with, our condensed consolidated financial statements and the notes thereto, included under “Item 1. Financial Statements” in this quarterly report on Form 10-Q and with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023.

Highlights

Disposal of assets held for sale—In February 2024, we completed the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets.  In the three months ended March 31, 2024, we received aggregate net cash proceeds of $43 million associated with the disposal of these assets.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity”.

Secured credit facility—In April 2024, we further amended the Secured Credit Facility to, among other things, (a) extend the maturity date from to June 22, 2025 to June 22, 2028 and (b) reduce the borrowing capacity from $600 million to $576 million through June 22, 2025, and thereafter reduce the borrowing capacity to $510 million through June 22, 2028 (the “Amended Secured Credit Facility”).  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt issuance—In April 2024, we issued $900 million aggregate principal amount of 8.25% senior guaranteed notes due May 2029 and $900 million aggregate principal amount of 8.50% senior guaranteed notes due May 2031, and we received $1.77 billion aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt redemption and tender offers—In April 2024, we made an aggregate cash payment of $873 million, including related costs, to complete a tender offer (the “Tender Offers”) for $596 million and $249 million aggregate principal amount of the 11.50% senior guaranteed notes due January 2027 and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”), respectively.  We also made an aggregate cash payment of $105 million to redeem the remaining $105 million aggregate principal amount of the 7.25% Senior Notes outstanding following the completion of the Tender Offers.  Additionally, we made an aggregate cash payment of $658 million, including related costs, to fully redeem $569 million aggregate principal amount of the 7.50% senior notes due January 2026 and partially redeem $87 million aggregate principal amount of the 8.00% senior notes due February 2027.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

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

South America, the U.S. Gulf of Mexico and, increasingly, Africa are key ultra-deepwater market sectors.  In the last two years, we observed sustained increases in dayrates for projects in the U.S. Gulf of Mexico and Brazil.  We continue to see these trends expand to other deepwater sectors.

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

As we project that this increased demand for both our asset groups will be sustained in the coming years, and as there are now fewer high-specification offshore drilling rigs capable of operating in these markets, we believe this demand may prompt the reactivation of cold stacked rigs and the delivery of remaining stranded newbuild assets.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of April 17, 2024, the uncommitted fleet rates for the remainder of 2024 and each of the four years in the period ending December 31, 2028 were as follows:

	2024	2025	2026	2027	2028
Uncommitted fleet rate
Ultra-deepwater floaters	43%	54%	69%	79%	92%
Harsh environment floaters	24%	33%	67%	89%	100%

Performance and Other Key Indicators

Contract backlog—We believe our industry leading contract backlog sets us apart from the competition and provides indicators of our future revenue-earning opportunities.  Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be material to our contract drilling revenues.  The contract backlog represents the maximum contract drilling revenues that can be earned considering the contractual operating dayrate in effect during the firm contract period.  The contract backlog for our fleet was as follows:

	April 17	February 14,	April 18
	2024	2024	2023

	(in millions)
Contract backlog
Ultra-deepwater floaters	$6,850	$6,951	$7,084
Harsh environment floaters	2,006	2,057	1,505
Total contract backlog	$8,856	$9,008	$8,589

Our contract backlog includes only firm commitments, including amounts associated with our contracted newbuild unit under construction, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.

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

	Three months ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Average daily revenue
Ultra-deepwater floaters	$422,900	$432,100	$360,000
Harsh environment floaters	$367,900	$354,700	$376,000
Total fleet average daily revenue	$408,200	$407,800	$364,100

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

	Three months ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Revenue efficiency
Ultra-deepwater floaters	92.7%	96.8%	97.4%
Harsh environment floaters	93.3%	97.6%	98.7%
Total fleet average revenue efficiency	92.9%	97.0%	97.8%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Rig utilization
Ultra-deepwater floaters	51.2%	46.8%	52.5%
Harsh environment floaters	62.0%	66.7%	50.1%
Total fleet average rig utilization	53.7%	51.6%	51.9%

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

Operating Results

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended March 31,
	2024	2023	Change	% Change

	(In millions, except day amounts and percentages)
Operating days	1,785	1,750	35	2%
Average daily revenue	$408,200	$364,100	$44,100	12%
Revenue efficiency	92.9%	97.8%
Rig utilization	53.7%	51.9%

Contract drilling revenues	$763	$649	$114	18%

Operating and maintenance expense	(523)	(409)	(114)	(28)%
Depreciation and amortization expense	(185)	(182)	(3)	(2)%
General and administrative expense	(52)	(45)	(7)	(16)%
Loss on disposal of assets, net	(6)	(170)	164	96%
Operating loss	(3)	(157)	154	98%

Other income (expense), net
Interest income	15	19	(4)	(21)%
Interest expense, net of amounts capitalized	(117)	(249)	132	53%
Loss on retirement of debt	—	(32)	32	nm
Other, net	12	5	7	nm
Loss before income tax (expense) benefit	(93)	(414)	321	78%
Income tax (expense) benefit	191	(51)	242	nm
Net income (loss)	$98	$(465)	$563	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following: (a) approximately $80 million resulting from higher average daily revenues, (b) approximately $35 million resulting from increased activity for the operations of the harsh environment floater Transocean Norge, (c) approximately $25 million resulting from the operations of our newbuild ultra-deepwater floater Deepwater Titan placed into service in May 2023 and (d) approximately $10 million resulting from higher reimbursement revenues.  These increases were partially offset by the following: (a) approximately $20 million resulting from decreased utilization, (b) approximately $10 million resulting from lower revenue efficiency for the rest of the fleet and (c) approximately $5 million resulting from the sale of the harsh environment floater Paul B. Loyd, Jr. in the three months ended March 31, 2024.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following: (a) approximately $30 million resulting from increased activity for the operations and leasing of Transocean Norge, (b) approximately $15 million resulting from higher contract preparation costs, (c) approximately $15 million resulting from the operations of our newbuild ultra-deepwater floater Deepwater Titan, (d) approximately $15 million resulting from the effect of inflation on personnel and other operating costs, (e) approximately $15 million resulting from incremental in-service costs related to additional services and contract preparation cost recognition and (f) approximately $10 million resulting from higher reimbursable costs.

General and administrative costs and expenses increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to $5 million of increased personnel costs.

Loss on disposal of assets—In the three months ended March 31, 2023, we recognized a loss of $169 million associated with our non-cash contribution of the ultra-deepwater drillship Ocean Rig Olympia and related assets for a noncontrolling ownership interest in Global Sea Mineral Resources NV.  In the three months ended March 31, 2024 and 2023, we recognized an aggregate net loss of $6 million and $1 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following: (a) $143 million decreased interest resulting from the change to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 and (b) $11 million decreased interest resulting from debt repaid as scheduled or early retired since January 1, 2023, partially offset by, (c) $14 million increased interest resulting from debt issued since January 1, 2023 and (d) $12 million increased interest resulting from reduced interest costs capitalized for our newbuild construction program.

In the three months ended March 31, 2023, we recognized an aggregate net loss of $32 million associated with the early retirement of $1.38 billion aggregate principal amount of our debt securities.

Other income, net, increased in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to (a) decreased loss of $11 million associated with equity in earnings of our equity investments and (b) an increased gain of $5 million resulting from net changes to currency exchange rates, partially offset by (c) reduced income of $7 million associated with management and service fees from our unconsolidated affiliates.

Income tax expense or benefit—In the three months ended March 31, 2024 and 2023, our effective tax rate was 206.0 percent and (12.3) percent, respectively, based on loss before income tax expense or benefit.  In the three months ended March 31, 2024 and 2023, the effect of various discrete period tax items was a net tax benefit of $121 million and $11 million, respectively.  In the three months ended March 31, 2024, such discrete items included changes to deferred taxes due to rig ownership changes, rig movement and contract expirations across multiple jurisdictions.  In the three months ended March 31, 2023, such discrete items included expiration of various uncertain tax positions and changes to valuation allowances.  In the three months ended March 31, 2024 and 2023, our effective tax rate, excluding discrete items, was 76.9 percent and (29.0) percent, respectively, based on loss before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  Significant decreases in our income before income taxes typically lead to higher effective tax rates, while significant increases in income before income taxes can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above.  With respect to the effective tax rate calculation for the three months ended March 31, 2024, a significant portion of our income tax expense was generated in countries in which income taxes are imposed or treated to be imposed on gross revenues with the most significant of these countries being Angola and India.  Conversely, the countries in which we incurred the most significant income taxes during this period that were based on income before income tax include the U.S., Hungary, Brazil, Cyprus, Australia, Norway and Switzerland.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

At March 31, 2024, we had $446 million in unrestricted cash and cash equivalents and $270 million in restricted cash and cash equivalents.  In the three months ended March 31, 2024, our primary sources of cash were net cash proceeds from disposal of assets.  Our primary uses of cash were repayments of debt, net cash used in operating activities and capital expenditures.

	Three months ended
	March 31,
	2024	2023	Change

	(in millions)
Cash flows from operating activities
Net income (loss)	$98	$(465)	$563
Non-cash items, net	50	607	(557)
Changes in operating assets and liabilities, net	(234)	(189)	(45)
	$(86)	$(47)	$(39)

Net cash used in operating activities increased primarily due to (a) increased cash paid to suppliers, (b) increased cash paid for interest and income taxes and (c) increased cash paid to employees, partially offset by (d) increased cash collected from customers.

	Three months ended
	March 31,
	2024	2023	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(83)	$(81)	$(2)
Investment in loan to unconsolidated affiliate	(2)	—	(2)
Investment in equity of unconsolidated affiliate	—	(10)	10
Proceeds from disposal of assets, net	44	1	43
	$(41)	$(90)	$49

Net cash used in investing activities decreased primarily due to (a) increased proceeds from disposal of assets and (b) reduced cash invested in the debt or equity of our unconsolidated affiliates.

	Three months ended
	March 31,
	2024	2023	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(151)	$(1,564)	$1,413
Proceeds from issuance of debt, net of issue costs	—	1,665	(1,665)
Other, net	(1)	—	(1)
	$(152)	$101	$(253)

Net cash used in financing activities increased primarily due to (a) net cash proceeds from the issuance of $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 and $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 in the three months ended March 31, 2023 and (b) cash used to redeem $1.38 billion aggregate principal amount of certain of our debt securities in the three months ended March 31, 2023.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Amended Secured Credit Facility or proceeds from the disposal of assets, the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities, or other debt-related deposits or reservations of unrestricted cash, or make other payments.  At March 31, 2024, we had $446 million in unrestricted cash and cash equivalents and $270 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

Our Amended Secured Credit Facility, which is secured by, among other things, a lien on nine of our ultra-deepwater floaters and two of our harsh environment floaters, provides us with a borrowing capacity of $576 million through June 22, 2025 and $510 million through its extended maturity on June 22, 2028, and contains certain restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $200 million, among others.  The Amended Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  For more information about our Secured Credit Facility, as well as on our outstanding debt and debt transactions, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

Although we currently anticipate relying on these sources of liquidity, including cash flows from operating activities and borrowings under our Amended Secured Credit Facility, among others, we may in the future consider establishing additional financing arrangements with banks or other capital providers, including shipyard loans, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  Additionally, our secured indentures include collateral rig leverage ratios, and in the past, during periods when certain of these rigs have experienced reduced levels of operating efficiency or utilization, we have deposited unrestricted cash into the applicable debt service reserve account to maintain compliance with the applicable covenant.  We may in the future deposit a portion of our unrestricted cash or, in lieu thereof, take other actions, including seeking covenant relief or other consents of holders of certain of our secured debt, as applicable.

Debt and equity markets—From time to time, we seek to access the capital markets, including with respect to potential liability management transactions.  For example, we have completed multiple debt and equity transactions, including the redemption, exchanges and retirement of existing debt, in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may use existing unrestricted cash balances, our cash flows from operating activities, or proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging any of our debt or equity-linked securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our previous debt repayment, redemption and retirement transactions during each of the three-month periods ended March 31, 2024 and 2023 and debt issuance, tender offers and redemptions completed subsequent to March 31, 2024, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

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

Historical and projected capital expenditures and non-cash capital additions for our ongoing newbuild construction projects were as follows:

		Total costs	Expected
		for the	costs for the
	Total costs	three months	nine months	Total
	through	ended	ending	estimated
	December 31,	March 31,	December 31,	costs at
	2023	2024	2024	completion

(in millions)
Deepwater Aquila (a)	$301	$45	$94	$440
(a)	In September 2023, we acquired Deepwater Aquila, an ultra-deepwater drillship under construction for Liquila, a previously unconsolidated variable interest entity, by acquiring the outstanding ownership interests in Liquila. The seventh generation, high-specification drillship is designed to be equipped with our patented dual activity, a 1,400 short-ton hookload, large deck space, high load capacities and will be dual-stack ready. The rig is expected to commence operations under its drilling contract in mid-2024.

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

From time to time, we may also review the possible disposition of certain drilling assets.  During the three months ended March 31, 2024, we completed the sale of two harsh environment floaters.  Considering market conditions, we have previously committed to plans to sell certain lower specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 6—Long Lived Assets.

Contractual obligations and other commercial commitments—As of March 31, 2024, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2023.  As of March 31, 2024, there have been no material changes to the critical accounting policies and estimates on which our judgments, assumptions and estimates are based.

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

We are exposed to the following market risks: (a) interest rate risk, primarily associated with our long-term debt, including current maturities, (b) equity price risk related to certain of our exchangeable bonds and (c) currency exchange rate risk related to our international operations.  As of March 31, 2024, we had no material changes to the market risks as previously disclosed in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us,” or “our”) has certain actions, claims and other matters pending as discussed and reported in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Regulatory matters” in our annual report on Form 10-K for the year ended December 31, 2023.  We are also involved in various tax matters as described in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Income Taxes” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Tax matters” in our annual report on Form 10-K for the year ended December 31, 2023.  All such actions, claims, tax and other matters are incorporated herein by reference.

As of March 31, 2024, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc. (“TODDI”), our wholly owned subsidiary, received a letter from the U.S. Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit for the western Gulf of Mexico (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to administrative monitoring and reporting obligations.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which concluded with the execution of a civil consent decree by and between the DOJ, EPA, and TODDI, effective January 3, 2024 (the “Consent Decree”), that resolved the claims of the DOJ based upon the alleged violations of our Permit and the CWA.  Pursuant to the Consent Decree, we agreed to pay an immaterial monetary civil penalty, and we further agreed (i) to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance, including implementing certain procedures and submitting reports and other information, in each case according to the timelines and as described in the Consent Decree, (ii) to appoint an independent auditor to review, audit and report on our compliance with certain of our obligations thereunder, and (iii) to certain non-exclusive stipulated monetary penalties if we fail to comply with applicable provisions of the Consent Decree.  We may request termination of the Consent Decree after we have (x) completed timely the civil penalty payment and any accrued stipulated penalty requirements of the Consent Decree, and (y) maintained continuous satisfactory compliance with the Consent Decree for at least three years.  We do not believe that the enforcement of the Consent Decree would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

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

There have been no material changes to the risk factors as previously disclosed in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
January 2024	—	$—	—	$3,598
February 2024	—	—	—	3,598
March 2024	—	—	—	3,598
Total	—	$—	—	$3,598
(a)	In May 2009, at our annual general meeting, our shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At March 31, 2024, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.60 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In accordance with Transocean’s previously announced succession planning strategy, Mr. Thad Vayda has been appointed Chief Financial Officer of Transocean effective as of May 1, 2024.  Mr. Vayda will assume the responsibilities of Principal Financial Officer from Mr. Mark Mey as of such date.  The appointment of Mr. Vayda is not pursuant to any agreement between him and any other person.  There is no family relationship between Mr. Vayda and any director or executive officer of Transocean, and there are no transactions between Mr. Vayda and Transocean that are required to be reported under Item 404(a) of Regulation S-K.  At this time, there are no changes to Mr. Vayda’s compensation arrangements with Transocean.

On April 26, 2024, each of Mr. Howard Davis, Transocean’s Executive Vice President, Chief Administrative Officer and Chief Information Officer, and Mr. David Tonnel, Transocean’s Senior Vice President and Chief Accounting Officer, elected to retire pursuant to Transocean’s 2024 voluntary early retirement plan (the “plan”).  The plan was open to all eligible employees aged 55 or above who also met certain service requirements.  Each of Messrs. Davis and Tonnel are expected to continue serving in their respective positions until July 31, 2024, or such other date to facilitate an orderly transition of their respective duties and responsibilities.  No other executives participated in the plan.

During the three months ended March 31, 2024, no director or officer of Transocean adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed or furnished, as the case may be, in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on March 6, 2024
3.2	Organizational Regulations of Transocean Ltd., amended effective as of May 12, 2023	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 16, 2023
4.1

First Supplemental Indenture, dated as of January 26, 2024, by and among Transocean Inc., the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of January 31, 2023

Exhibit 4.16.1 to Transocean Ltd.’s Annual Report on Form 10-K (Commission File No. 001-38373) filed on February 21, 2024
4.2

First Supplemental Indenture, dated as of March 18, 2024, by and among Transocean Aquila Limited, the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of October 11, 2023

Filed herewith
10.1	Terms and Conditions of 2024 Executive Equity Awards	Filed herewith
10.2	Terms and Conditions of 2024 Executive Management Team Equity Awards	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023; (ii) our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023; (iii) our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2024 and 2023, (iv) our condensed consolidated statements of equity for the three months ended March 31, 2024 and 2023; (v) our condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on April 30, 2024.

TRANSOCEAN LTD.

By:	/s/ Mark L. Mey
Mark L. Mey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)