Form 10-Q
period 2024-06-30
Transocean Ltd.
filed 2024-08-01
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-38373

Transocean Ltd.

(Exact name of registrant as specified in its charter)

Switzerland	98-0599916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Turmstrasse 30 Steinhausen, Switzerland	6312
(Address of principal executive offices)	(Zip Code)

+41 (41) 749-0500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Shares, $0.10 par value	RIG	New York Stock Exchange

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

As of July 24, 2024, 875,470,199 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2024

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Contract drilling revenues	$861	$729	$1,624	$1,378

Costs and expenses
Operating and maintenance	534	484	1,057	893
Depreciation and amortization	184	186	369	368
General and administrative	59	48	111	93
	777	718	1,537	1,354

Loss on impairment of assets	(143)	(53)	(143)	(53)
Loss on disposal of assets, net	—	—	(6)	(170)
Operating loss	(59)	(42)	(62)	(199)

Other income (expense), net
Interest income	14	11	29	30
Interest expense, net of amounts capitalized	(74)	(168)	(191)	(417)
Gain (loss) on retirement of debt	140	—	140	(32)
Other, net	12	18	24	23
	92	(139)	2	(396)
Income (loss) before income tax expense (benefit)	33	(181)	(60)	(595)
Income tax expense (benefit)	156	(16)	(35)	35

Net loss	(123)	(165)	(25)	(630)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(123)	$(165)	$(25)	$(630)

Loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.03)	$(0.85)
Weighted-average shares, basic and diluted	824	761	821	745

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss	$(123)	$(165)	$(25)	$(630)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	(123)	(165)	(25)	(630)

Components of net periodic benefit costs before reclassifications	(2)	—	(4)	(11)
Components of net periodic benefit costs reclassified to net loss	1	—	1	—
Other comprehensive loss before income taxes	(1)	—	(3)	(11)
Income taxes related to other comprehensive loss	—	—	—	—

Other comprehensive loss	(1)	—	(3)	(11)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive loss attributable to controlling interest	(1)	—	(3)	(11)

Total comprehensive loss	(124)	(165)	(28)	(641)
Total comprehensive income attributable to noncontrolling interest	—	—	—	—
Total comprehensive loss attributable to controlling interest	$(124)	$(165)	$(28)	$(641)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$475	$762
Accounts receivable, net of allowance of $2 at June 30, 2024 and December 31, 2023	607	512
Materials and supplies, net of allowance of $197 and $198 at June 30, 2024 and December 31, 2023, respectively	440	426
Restricted cash and cash equivalents	400	233
Other current assets	213	193
Total current assets	2,135	2,126

Property and equipment	24,066	23,875
Less accumulated depreciation	(6,983)	(6,934)
Property and equipment, net	17,083	16,941
Contract intangible assets	—	4
Deferred tax assets, net	30	44
Other assets	1,077	1,139
Total assets	$20,325	$20,254

Liabilities and equity
Accounts payable	$296	$323
Accrued income taxes	22	23
Debt due within one year	526	370
Other current liabilities	729	681
Total current liabilities	1,573	1,397

Long-term debt	6,775	7,043
Deferred tax liabilities, net	470	540
Other long-term liabilities	798	858
Total long-term liabilities	8,043	8,441

Commitments and contingencies

Shares, $0.10 par value, 1,057,879,029 authorized, 141,262,093 conditionally authorized, 940,828,901 issued and 875,456,314 outstanding at June 30, 2024, and CHF 0.10 par value, 1,021,294,549 authorized,
142,362,093 conditionally authorized, 843,715,858 issued and 809,030,846 outstanding at December 31, 2023	87	81
Additional paid-in capital	14,859	14,544
Accumulated deficit	(4,058)	(4,033)
Accumulated other comprehensive loss	(180)	(177)
Total controlling interest shareholders’ equity	10,708	10,415
Noncontrolling interest	1	1
Total equity	10,709	10,416
Total liabilities and equity	$20,325	$20,254

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Shares
Balance, beginning of period	$82	$72	$81	$71
Issuance of shares	5	4	6	5
Balance, end of period	87	$76	$87	$76

Additional paid-in capital
Balance, beginning of period	$14,553	$13,992	$14,544	$13,984
Share-based compensation	15	11	26	20
Issuance of shares	291	230	289	229
Balance, end of period	$14,859	$14,233	$14,859	$14,233

Accumulated deficit
Balance, beginning of period	$(3,935)	$(3,544)	$(4,033)	$(3,079)
Net loss attributable to controlling interest	(123)	(165)	(25)	(630)
Balance, end of period	$(4,058)	$(3,709)	$(4,058)	$(3,709)

Accumulated other comprehensive loss
Balance, beginning of period	$(179)	$(196)	$(177)	$(185)
Other comprehensive loss attributable to controlling interest	(1)	—	(3)	(11)
Balance, end of period	$(180)	$(196)	$(180)	$(196)

Total controlling interest shareholders’ equity
Balance, beginning of period	$10,521	$10,324	$10,415	$10,791
Total comprehensive loss attributable to controlling interest	(124)	(165)	(28)	(641)
Share-based compensation	15	11	26	20
Issuance of shares	296	234	295	234
Balance, end of period	$10,708	$10,404	$10,708	$10,404

Noncontrolling interest
Balance, beginning of period	$1	$1	$1	$1
Balance, end of period	$1	$1	$1	$1

Total equity
Balance, beginning of period	$10,522	$10,325	$10,416	$10,792
Total comprehensive loss	(124)	(165)	(28)	(641)
Share-based compensation	15	11	26	20
Issuance of shares	296	234	295	234
Balance, end of period	$10,709	$10,405	$10,709	$10,405

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(25)	$(630)
Adjustments to reconcile to net cash provided by operating activities:
Amortization of contract intangible asset	4	37
Depreciation and amortization	369	368
Share-based compensation expense	26	20
Loss on impairment of assets	143	53
Loss on impairment of investment in unconsolidated affiliate	5	—
Loss on disposal of assets, net	6	170
Fair value adjustment to bifurcated compound exchange feature	(79)	179
Amortization of debt-related balances, net	26	25
(Gain) loss on retirement of debt	(140)	32
Deferred income tax expense (benefit)	(56)	27
Other, net	(3)	21
Changes in deferred revenues, net	97	27
Changes in deferred costs, net	(49)	(37)
Changes in other operating assets and liabilities, net	(277)	(182)
Net cash provided by operating activities	47	110

Cash flows from investing activities
Capital expenditures	(167)	(157)
Investment in loan to unconsolidated affiliate	(3)	—
Investment in equity of unconsolidated affiliate	—	(10)
Proceeds from disposal of assets, net	51	4
Cash acquired in acquisition of unconsolidated affiliate	5	—
Net cash used in investing activities	(114)	(163)

Cash flows from financing activities
Repayments of debt	(1,815)	(1,568)
Proceeds from issuance of debt, net of issue costs	1,767	1,665
Other, net	(5)	(1)
Net cash provided by (used in) financing activities	(53)	96

Net increase (decrease) in unrestricted and restricted cash and cash equivalents	(120)	43
Unrestricted and restricted cash and cash equivalents, beginning of period	995	991
Unrestricted and restricted cash and cash equivalents, end of period	$875	$1,034

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of June 30, 2024, we owned or had partial ownership interests in and operated a fleet of 36 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and eight harsh environment floaters.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, included in our annual report on Form 10K filed on February 21, 2024.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Unconsolidated Affiliates

Overview—In the six months ended June 30, 2024 and 2023, we recognized a gain of $5 million and a loss of $18 million, respectively, recorded in other, net, associated with equity in earnings or losses of our equity investments.  In the six months ended June 30, 2024, we recognized a loss of $5 million, which had no tax effect, recorded in other, net, associated with the impairment of certain equity investments upon determination that the carrying amount exceeded the estimated fair value and that the impairment was other than temporary.  At June 30, 2024 and December 31, 2023, the aggregate carrying amount of our equity investments in unconsolidated affiliates was $123 million and $216 million, respectively, recorded in other assets.

Acquisition—At December 31, 2023, we held a 33.0 percent noncontrolling interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the Cayman Islands company that owns the harsh environment floater Transocean Norge, and the aggregate carrying amount of our investment in Orion was $86 million, recorded in other assets.  In June 2024, we transferred noncash consideration with an aggregate fair value of $431 million, including $130 million aggregate principal amount of 8.00% senior notes due February 2027 (the “8.00% Senior Notes”) and 55.5 million Transocean Ltd. shares, to acquire the outstanding 67.0 percent ownership interest in Orion.  As a result, Orion became our wholly owned subsidiary.  We recorded the transaction using the asset acquisition method of accounting.  See Note 6—Long-Lived Assets, Note 7—Debt and Note 11—Equity.

Contribution—In February 2023, we made a cash contribution of $10 million and a non-cash contribution of the ultra-deepwater floater Ocean Rig Olympia, which had been cold stacked, and related assets, with an estimated fair value of $85 million (see Note 6—Long-Lived Assets), in exchange for a noncontrolling ownership interest in Global Sea Mineral Resources NV (together with its subsidiaries, “GSR”), a Belgian company and leading developer of nodule collection technology engaged in the development and exploration of deep-sea polymetallic nodules that contain metals critical to the growing renewable energy market.  We estimated the fair value of the rig using projected discounted cash flows, and our estimate required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including assumptions related to the future performance of the rig, projected demand for its services, rig availability and dayrates.

Related party transactions—In the six months ended June 30, 2024 and 2023, we received an aggregate cash payment of $11 million and $5 million, respectively, for services and equipment provided to, and prior to our acquisition of, Orion.  In the six months ended June 30, 2024 and 2023, we made an aggregate cash payment of $25 million and $1 million, respectively, to charter Transocean Norge and rent other equipment from, and prior to our acquisition of, Orion.  At June 30, 2024 and December 31, 2023, our accounts receivable from affiliates was $2 million and $14 million, respectively, recorded in other current assets.  At December 31, 2023, our accounts payable to affiliates was $4 million, recorded in accounts payable.

Note 5—Revenues

Overview—Under most of our drilling contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of June 30, 2024, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through August 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended June 30,						Six months ended June 30,
	2024			2023			2024			2023
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$406	$—	$406	$365	$—	$365	$776	$—	$776	$717	$—	$717
Brazil	150	—	150	65	—	65	305	—	305	128	—	128
Norway	—	163	163	—	142	142	—	314	314	—	290	290
Other countries (a)	50	92	142	106	51	157	94	135	229	175	68	243
Total contract drilling revenues	$606	$255	$861	$536	$193	$729	$1,175	$449	$1,624	$1,020	$358	$1,378
(a)The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	June 30,	December 31
	2024	2023
Deferred contract revenues, recorded in other current liabilities	$264	$165
Deferred contract revenues, recorded in other long-term liabilities	231	233
Total contract liabilities	$495	$398

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Significant changes in contract liabilities were as follows (in millions):

	Six months ended June 30,
	2024	2023
Total contract liabilities, beginning of period	$398	$328
Decrease due to recognition of revenues for goods and services	(104)	(104)
Increase due to goods and services transferred over time	201	131
Total contract liabilities, end of period	$495	$355

Pre-operating costs—In the three and six months ended June 30, 2024, we recognized pre-operating costs of $28 million and $48 million, respectively, recorded in operating and maintenance costs.  In the three and six months ended June 30, 2023, we recognized pre-operating costs of $25 million and $35 million, respectively, recorded in operating and maintenance costs.  At June 30, 2024 and December 31, 2023, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $270 million and $221 million, respectively, recorded in other assets, significantly increased as a result of seven rigs mobilizing or preparing for contracts that commenced in the six months ended June 30, 2024 or are expected to commence through the three months ending March 31, 2025.

Note 6—Long-Lived Assets

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Six months ended
	June 30,
	2024	2023
Construction work in progress, beginning of period	$522	$1,195

Capital expenditures
Newbuild construction program	103	114
Other equipment and construction projects	64	43
Total capital expenditures	167	157
Changes in accrued capital additions	10	(6)

Property and equipment placed into service
Newbuild construction program	(421)	(1,157)
Other equipment and construction projects	(90)	(20)
Construction work in progress, end of period	$188	$169

Acquisition—In June 2024, we acquired $517 million of property and equipment associated with Transocean Norge, together with $5 million of cash and cash equivalents and $4 million of accounts receivable from us.  See Note 4—Unconsolidated Affiliates, Note 7—Debt and Note 11—Equity.

Impairments—In June 2024, we committed to the sale of the ultra-deepwater floater Deepwater Nautilus and related assets for expected aggregate net cash proceeds of $53 million.  In the three and six months ended June 30, 2024, we recognized a loss of $143 million ($138 million or $0.17 per diluted share, net of tax) associated with the impairment of the rig and related assets, which we determined were impaired at the time that we classified the assets as held for sale.

In June 2023, we committed to the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader and related assets for aggregate net cash proceeds of $49 million.  In the three and six months ended June 30, 2023, we recognized a loss of $53 million ($0.07 per diluted share), which had no tax effect, associated with the impairment of the rigs and related assets, which we determined were impaired at the time that we classified the assets as held for sale.

We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts for the sale of the rigs and related assets.

Disposals—In February 2024, in connection with our efforts to dispose of non-strategic assets, we completed the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets for aggregate net cash proceeds of $49 million, including $6 million received as a deposit in the year ended December 31, 2023.  In the six months ended June 30, 2024, we received aggregate net cash proceeds of $3 million and recognized a loss of $6 million associated with the disposal of assets unrelated to rig sales.

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

Assets held for sale—At June 30, 2024, the aggregate carrying amount of our assets held for sale, including the ultra-deepwater floater Deepwater Nautilus and related assets, was $53 million, recorded in other current assets.  At December 31, 2023, the aggregate

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

carrying amount of our assets held for sale, including Paul B. Loyd, Jr. and Transocean Leader and related assets, was $49 million, recorded in other current assets.

Subsequent event—In July 2024, we completed the sale of Deepwater Nautilus for aggregate net cash proceeds of $53 million, including $5 million received as a deposit in June 2024.

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt, a bifurcated compound exchange feature, and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	June 30,	December 31	June 30,	December 31
	2024	2023	2024	2023
7.25% Senior Notes due November 2025	$—	$354	$—	$352
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	234	234	224	221
7.50% Senior Notes due January 2026	—	569	—	567
11.50% Senior Guaranteed Notes due January 2027	91	687	120	938
6.875% Senior Secured Notes due February 2027	371	413	369	409
8.00% Senior Notes due February 2027	655	612	653	609
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	389	420	362	384
8.375% Senior Secured Notes due February 2028	525	525	516	518
7.00% Notes due June 2028	261	261	264	264
8.00% Senior Secured Notes due September 2028	325	325	321	321
8.25% Senior Notes due May 2029	900	—	886	—
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	413	486
8.75% Senior Secured Notes due February 2030	1,058	1,116	1,037	1,094
7.50% Notes due April 2031	396	396	395	395
8.50% Senior Notes due May 2031	900	—	886	—
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	7,225	7,032	7,301	7,413

Less debt due within one year
11.50% Senior Guaranteed Notes due January 2027	91	—	120	71
6.875% Senior Secured Notes due February 2027	83	83	81	81
4.50% Shipyard Loans due September 2027	120	90	107	75
8.375% Senior Secured Notes due February 2028	50	—	46	—
8.00% Senior Secured Notes due September 2028	60	30	59	30
8.75% Senior Secured Notes due February 2030	117	117	113	113
Total debt due within one year	521	320	526	370
Total long-term debt	$6,704	$6,712	$6,775	$7,043

Scheduled maturities—At June 30, 2024, scheduled maturities of our debt, including the principal installments and other installments, representing the contractual interest payments of previously restructured debt, were as follows (in millions):

	Principal	Other	Total
	installments	installments	installments
Twelve months ending June 30,
2025	$521	$29	$550
2026	736	—	736
2027	1,402	—	1,402
2028	607	—	607
2029	1,147	—	1,147
Thereafter	2,812	—	2,812
Total installments	$7,225	$29	7,254
Total unamortized debt-related balances, net			(224)
Bifurcated compound exchange feature, at estimated fair value			271
Total carrying amount of debt			$7,301

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Credit agreement

Secured Credit Facility—We have a secured revolving credit facility established under a bank credit agreement (as amended from time to time, the “Secured Credit Facility”), which is scheduled to mature on June 22, 2028.  In April 2024, we amended the Secured Credit Facility to, among other things, (a) extend the maturity date from June 22, 2025 to June 22, 2028 and (b) reduce the borrowing capacity from $600 million to $576 million through June 22, 2025, and thereafter reduce the borrowing capacity to $510 million through June 22, 2028.  Throughout the term of the Secured Credit Facility, we pay a facility fee on the amount of the underlying commitment, which ranges from 0.375 percent to 1.00 percent based on the credit rating of the Secured Credit Facility.  We may borrow under the Secured Credit Facility at a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus a margin and a Term SOFR spread adjustment of 0.10 percent.  The Secured Credit Facility is subject to permitted extensions and certain early maturity triggers, including if on any date the aggregate amount of scheduled principal repayments of indebtedness, with certain exceptions, due within 91 days thereof is equal to or in excess of $325 million and available cash is less than $250 million.  The Secured Credit Facility permits us to increase the aggregate amount of commitments by up to $250 million.  The Secured Credit Facility is guaranteed by Transocean Ltd. and certain wholly owned subsidiaries.

The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $200 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders or otherwise cured, could cause us to lose access to the Secured Credit Facility.  At June 30, 2024, based on the credit rating of the Secured Credit Facility as of that date, the facility fee was 0.625 percent.  At June 30, 2024, we had no borrowings outstanding, $12 million of letters of credit issued, and we had $564 million of available borrowing capacity under the Secured Credit Facility.

Exchangeable bonds

Exchange terms—At June 30, 2024, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

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

Effective interest rates and fair values—At June 30, 2024, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$299
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$493

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Contractual interest	$5	6	$10	$13
Amortization	5	5	10	10
Bifurcated compound exchange feature	(69)	46	(79)	179
Total	$(59)	57	$(59)	$202

The indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented above, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the estimated fair value of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, with a corresponding adjustment to interest expense.  At June 30, 2024 and December 31, 2023, the carrying amount of the bifurcated compound exchange feature was $271 million and $350 million, respectively.

Exchanges—In April 2023, Perestroika (Cyprus) Ltd., an entity affiliated with one of our directors who, at the time, beneficially owned approximately 11 percent of our shares and currently owns approximately 10 percent of our shares, exchanged $213 million aggregate principal amount of 2.50% senior guaranteed exchangeable bonds due January 2027 under the terms of the indenture governing such bonds at the applicable exchange rate of 162.1626 Transocean Ltd. Shares per $1,000 note.  As part of the transaction governing the exchange, we delivered 34.6 million Transocean Ltd. shares and $3 million cash consideration to such exchanging holder.  The director’s beneficial ownership of our shares resulting from these transactions did not change.

Debt issuance

Senior notes—In June 2024, as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion, we issued $130 million aggregate principal amount of 8.00% Senior Notes with an equivalent aggregate fair value as additional debt securities under the indenture governing such notes.  See Note 4—Unconsolidated Affiliates, Note 6—Long-Lived Assets and Note 11—Equity.

In April 2024, we issued $900 million aggregate principal amount of 8.25% senior notes due May 2029 (the “8.25% Senior Notes”) and $900 million aggregate principal amount of 8.50% senior notes due May 2031 (the “8.50% Senior Notes”), and we received $1.77 billion aggregate cash proceeds, net of issue costs.  The 8.25% Senior Notes and the 8.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Transocean Ltd. and certain of our wholly owned subsidiaries.  On or prior to May 15, 2026 and 2027, respectively, we may redeem all or a portion of the 8.25% Senior Notes and the 8.50% Senior Notes, respectively, at a price equal to 100 percent of the aggregate principal amount plus a make whole premium, and subsequently, at specified redemption prices.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Early debt retirement

Tendered and redeemed notes—During the six months ended June 30, 2024 and 2023, we retired certain notes, for which the aggregate principal amounts, cash payments and recognized gain or loss were as follows (in millions):

	Six months ended June 30,
	2024			2023
	Tendered	Redeemed	Total	Redeemed
5.375% Senior Secured Notes due May 2023	$—	$—	$—	$243
5.875% Senior Secured Notes due January 2024	—	—	—	311
7.75% Senior Secured Notes due October 2024	—	—	—	240
6.25% Senior Secured Notes due December 2024	—	—	—	250
6.125% Senior Secured Notes due August 2025	—	—	—	336
7.25% Senior Notes due November 2025	249	105	354	—
7.50% Senior Notes due January 2026	—	569	569	—
11.50% Senior Guaranteed Notes due January 2027	596	—	596	—
8.00% Senior Notes due February 2027	—	87	87	—
Aggregate principal amount of debt retired	$845	$761	$1,606	$1,380

Aggregate cash payment	$886	$763	$1,649	$1,402
Aggregate net gain (loss)	$144	$(4)	$140	$(32)

Subsequent event—In July 2024, we made a cash payment of $99 million to complete the redemption of $91 million aggregate remaining principal amount of the 11.50% senior guaranteed notes due January 2027.

Note 8—Income Taxes

Tax provision and rate—In the six months ended June 30, 2024 and 2023, our effective tax rate was 57.8 percent and (5.9) percent, respectively, based on income or loss before income tax expense or benefit.  In the six months ended June 30, 2024 and 2023, the effect of various discrete period tax items was a net tax benefit of $128 million and $12 million, respectively.  In the six months ended June 30, 2024, such discrete items included changes to deferred taxes due to rig ownership changes, rig movement and contract expirations across multiple jurisdictions.  In the six months ended June 30, 2023, such discrete items included expiration of various uncertain tax positions, changes to deferred taxes due to new rig operations and changes to valuation allowances.  In the six months ended June 30, 2024 and 2023, our effective tax rate, excluding discrete items, was (179.3) percent and (14.0) percent, respectively, based on loss before income tax expense or benefit.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  In the three months ended June 30, 2024, our remaining exposure decreased by BRL 219 million, equivalent to $39 million, following our confirmation of the applicability of a law that allows taxpayers to reduce exposure associated with applicable penalties, interest and legal fees following the receipt and confirmation of a specific type of administrative determination, such as we received.  As of June 30, 2024, the remaining aggregate tax assessment, including interest and penalties, was for corporate income tax of BRL 493 million, equivalent to $88 million, and indirect tax of BRL 88 million, equivalent to $16 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 9—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator for loss per share, basic and diluted
Net loss attributable to controlling interest	$(123)	$(165)	$(25)	$(630)

Denominator for loss per share, basic and diluted
Weighted-average shares for per share calculation	824	761	821	745

Loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.03)	$(0.85)

We excluded from the computation certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Exchangeable bonds	120	155	120	169
Share-based awards	11	22	12	20
Warrants	8	9	8	9

Note 10—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of June 30, 2024, seven plaintiffs have claims pending in Louisiana and 17 plaintiffs in the aggregate have claims pending in either Illinois, Missouri, or California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of June 30, 2024, the subsidiary was a defendant in approximately 337 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Note 11—Equity

Share capital currency change—In May 2024, at our annual general meeting, shareholders approved (a) redenominating the currency of our share capital from Swiss francs to U.S. dollars and (b) reducing the par value of our shares for purposes of such redenomination.  As a result of the redenomination and reduction, made effective as of January 1, 2024, the par value of each of our shares was changed to $0.10 from CHF 0.10.

Share issuance—In June 2024, as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion, we issued 55.5 million shares with an aggregate fair value of $297 million.  See Note 4—Unconsolidated Affiliates, Note 6—Long-Lived Assets and Note 7—Debt.

Note 12—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$475	$475	$762	$762
Restricted cash and cash equivalents	400	400	233	233
Long-term loans receivable from unconsolidated affiliates	10	9	6	6
Total debt	7,301	7,435	7,413	7,308

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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of July 24, 2024, we owned or had partial ownership interests in and operated 36 mobile offshore drilling units, consisting of 28 ultra-deepwater floaters and eight harsh environment floaters.

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

Highlights

Acquisition—In June 2024, we transferred noncash consideration with an aggregate fair value of $431 million, including $130 million aggregate principal amount of the 8.00% senior notes due February 2027 (the “8.00% Senior Notes”) and 55.5 million Transocean Ltd. shares, to acquire the outstanding 67.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the Cayman Islands company that owns the harsh environment floater Transocean Norge, as a result, Orion became our wholly owned subsidiary.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Disposal of assets held for sale—In February 2024, we completed the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets for aggregate net cash proceeds of $49 million, including $6 million received as a deposit in the year ended December 31, 2023.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In June 2024, we committed to the sale of the ultra-deepwater floater Deepwater Nautilus and related assets.  In the three and six months ended June 30, 2024, we recognized a loss of $143 million ($138 million or $0.17 per diluted share, net of tax) associated with the impairment of the rig and related assets, which we determined were impaired at the time that we classified the assets as held for sale.  In July 2024, we completed the sale for aggregate net cash proceeds of $53 million, including $5 million received as a deposit in June 2024.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Secured credit facility—In April 2024, we amended the credit agreement that established our secured credit facility (as amended from time to time, the “Secured Credit Facility”) to, among other things, (a) extend the maturity date from to June 22, 2025 to June 22, 2028 and (b) reduce the borrowing capacity from $600 million to $576 million through June 22, 2025, and thereafter reduce the borrowing capacity to $510 million through June 22, 2028.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt issuance—In April 2024, we issued $900 million aggregate principal amount of 8.25% senior notes due May 2029 (the “8.25% Senior Notes”) and $900 million aggregate principal amount of 8.50% senior notes due May 2031 (the “8.50% Senior Notes”), and we received $1.77 billion aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt tender offers—In April 2024, we made an aggregate cash payment of $886 million, including related costs, to complete a tender offer (the “Tender Offers”) for $596 million and $249 million aggregate principal amount of the validly tendered 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”), respectively.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt redemption—In April 2024, we made an aggregate cash payment of $105 million to redeem the remaining $105 million aggregate principal amount of the 7.25% Senior Notes outstanding following the completion of the Tender Offers.  Additionally, we made an aggregate cash payment of $658 million, including related costs, to fully redeem $569 million aggregate principal amount of the 7.50% senior notes due January 2026 and partially redeem $87 million aggregate principal amount of the 8.00% Senior Notes.  In July 2024, we made a cash payment of $99 million to complete the redemption of $91 million aggregate remaining principal amount of the 11.50% Senior Guaranteed Notes.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

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

Significantly reduced offshore contracting activity during the previous downcycle has also resulted in a much smaller marketable global fleet of floating rigs available to meet the current upcycle in expected customer demands, specifically with respect to the highest specification drilling units preferred by many of our customers for their projects.  Marketable supply and demand for deepwater and harsh environment rigs is more balanced, and customers have been planning further into the future to ensure availability of rigs for their drilling programs and are signing contracts with longer lead times and durations, as well as higher dayrates.  Our customers continue to pursue offshore projects in deepwater and harsh environments where rates of return and production volumes are anticipated to be very attractive, which is reflected in the resumption of postponed projects, commencement of new drilling and exploration campaigns and extensions of current drilling campaigns.

Offshore drilling activity remains robust in every major ultra-deepwater geographic sector.  Several new exploration and development programs have commenced as our customers return their focus to reserve replacement.  Consequently, tendering activity improved meaningfully during 2023.  Several multi-year tenders and direct negotiations for work in Brazil, West Africa, North America and Australia were awarded and many tenders in these sectors remain active and are still expected to be awarded in 2024.

South America, the U.S. Gulf of Mexico and, increasingly, Africa are key ultra-deepwater market sectors.  In the last two years, we observed sustained increases in dayrates for projects in the U.S. Gulf of Mexico and Brazil, and we are seeing these trends expand to other deepwater sectors.

In Norway, the largest market for harsh environment rigs, we anticipate demand will accelerate and extend through at least 2028.  Several rigs have departed the region to work in other emerging harsh environment regions that require high-specification, high-efficiency semisubmersibles.  Contract durations, including subsequent extensions, on most of these units along with other factors affecting supply and demand for drilling rigs are likely to have a favorable influence on dayrates and contracting terms as competition increases for high-specification, high-efficiency semisubmersibles.

As we project that this demand for both our asset groups will be sustained in the coming years, and as there are now fewer high-specification offshore drilling rigs capable of operating in these markets, we believe this demand may prompt the reactivation of cold stacked rigs and the delivery of remaining stranded newbuild assets.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of July 24, 2024, the uncommitted fleet rates for the remainder of 2024 and each of the four years in the period ending December 31, 2028 were as follows:

	2024	2025	2026	2027	2028
Uncommitted fleet rate
Ultra-deepwater floaters	41%	48%	66%	79%	92%
Harsh environment floaters	14%	20%	57%	86%	96%

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

	July 24	April 17	February 14,
	2024	2024	2024

	(in millions)
Contract backlog
Ultra-deepwater floaters	$6,666	$6,850	$6,951
Harsh environment floaters	1,975	2,006	2,057
Total contract backlog	$8,641	$8,856	$9,008

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

	Three months ended
	June 30,	March 31,	June 30,
	2024	2024	2023
Average daily revenue
Ultra-deepwater floaters	$433,900	$422,900	$380,600
Harsh environment floaters	$449,600	$367,900	$332,000
Total fleet average daily revenue	$438,300	$408,200	$367,000

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

	Three months ended
	June 30,	March 31,	June 30,
	2024	2024	2023
Revenue efficiency
Ultra-deepwater floaters	96.5%	92.7%	97.3%
Harsh environment floaters	98.1%	93.3%	96.8%
Total fleet average revenue efficiency	96.9%	92.9%	97.2%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2024	2024	2023
Rig utilization
Ultra-deepwater floaters	53.5%	51.2%	53.7%
Harsh environment floaters	73.0%	62.0%	57.7%
Total fleet average rig utilization	57.8%	53.7%	54.7%

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

Operating Results

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2024	2023	Change	% Change

	(In millions, except day amounts and percentages)
Operating days	1,890	1,856	34	2%
Average daily revenue	$438,300	$367,000	$71,300	19%
Revenue efficiency	96.9%	97.2%
Rig utilization	57.8%	54.7%

Contract drilling revenues	$861	$729	$132	18%

Operating and maintenance expense	(534)	(484)	(50)	(10)%
Depreciation and amortization expense	(184)	(186)	2	1%
General and administrative expense	(59)	(48)	(11)	(23)%
Loss on impairment of assets	(143)	(53)	(90)	nm
Loss on disposal of assets, net	—	—	—	nm
Operating loss	(59)	(42)	(17)	(40)%

Other income (expense), net
Interest income	14	11	3	27%
Interest expense, net of amounts capitalized	(74)	(168)	94	56%
Gain on retirement of debt	140	—	140	nm
Other, net	12	18	(6)	(33)%
Income (loss) before income tax (expense) benefit	33	(181)	214	nm
Income tax (expense) benefit	(156)	16	(172)	nm
Net loss	$(123)	$(165)	$42	25%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the following: (a) approximately $65 million resulting from higher average daily revenues, (b) approximately $40 million resulting from increased utilization, (c) approximately $35 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Titan and Deepwater Aquila, (d) approximately $20 million resulting from the operations of the harsh environment floater Transocean Norge and (e) approximately $20 million resulting from decreased amortization of contract intangible assets.  These increases were partially offset by the following: (a) approximately $20 million resulting from early termination fees in the three months ended June 30, 2023 with no comparable activity in the current-year period, (b) approximately $15 million resulting from the harsh environment floater Paul B. Loyd, Jr., the sale of which we completed in February 2024, and (c) approximately $15 million resulting from reimbursement revenues.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the following: (a) approximately $50 million resulting from increased operating activity, (b) approximately $20 million resulting from the effect of inflation on personnel and other operating costs, (c) approximately $15 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Titan and Deepwater Aquila, (d) approximately $15 million resulting from the operations of the harsh environment floater Transocean Norge, (e) approximately $10 million resulting from incremental in-service costs related to additional services and contract preparation cost recognition, (f) approximately $5 million resulting from higher maintenance costs for the active fleet and (g) approximately $5 million resulting from increased costs associated with the early retirement of certain personnel.  These increases were partially offset by the following: (a) approximately $30 million resulting from lower contract preparation costs, (b) approximately $15 million resulting from lower reimbursable costs, (c) approximately $10 million resulting from the operations the harsh environment floater Paul B. Loyd, Jr., the sale of which we completed in February 2024, and (d) approximately $5 million resulting from favorable settlements of various contingencies related to prior years.

General and administrative costs and expenses increased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to (a) approximately $6 million resulting from increased personnel costs, primarily resulting from costs associated with the early retirement of certain personnel and (b) approximately $6 million resulting from legal and professional fees.

Loss on impairment—In the three months ended June 30, 2024, we recognized a loss of $143 million, associated with the impairment of Deepwater Nautilus and related assets.  In the three months ended June 30, 2023, we recognized a loss of $53 million, associated with the impairment of Paul B. Loyd, Jr. and Transocean Leader, together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the following: (a) $115 million decreased interest resulting from the change to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (“4.625% Senior Guaranteed Exchangeable Bonds”) and (b) $19 million decreased interest resulting from debt repaid as scheduled or early retired, partially offset by, (c) $37 million increased interest resulting from debt issued since June 2023 and (d) $5 million increased interest resulting from reduced interest costs capitalized for our newbuild construction program.

In the three months ended June 30, 2024, we recognized a net gain on retirement of debt as follows: (a) an aggregate net gain of $144 million resulting from retirement of the notes validly tendered in the Tender Offers, partially offset by (b) an aggregate net loss of $4 million associated with the redemption and early retirement of $761 million aggregate principal amount of our debt securities.

Other income, net, decreased in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to (a) reduced income of $8 million related to our dual-activity patent, (b) reduced gains of $5 million resulting from net changes to currency exchange rates, partially offset by (c) increased income of $5 million associated with the equity investments in our unconsolidated affiliates.

Income tax expense or benefit—In the three months ended June 30, 2024 and 2023, our effective tax rate was 474.5 percent and 8.8 percent, respectively, based on income or loss before income tax expense or benefit.  In the three months ended June 30, 2024 and 2023, the effect of various discrete period tax items was a net tax benefit of $7 million and $1 million, respectively.  In the three months ended June 30, 2024, such discrete items included changes to deferred taxes due to a loss on the impairment of assets.  In the three months ended June 30, 2023, such discrete items included expiration of various uncertain tax positions, changes to valuation allowances and changes to deferred tax expense due to new rig operations.  In the three months ended June 30, 2024 and 2023, our effective tax rate, excluding discrete items, was 416.3 percent and 11.7 percent, respectively, based on income or loss before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  We may have subsidiaries with tax expense on taxable earnings that exceeds the tax benefits in other jurisdictions, or vice versa, which sometimes results in a negative effective tax rate or unusually high effective tax rates relative to consolidated losses before income taxes.  Our earnings are unevenly distributed across jurisdictions and may experience variability in timing among interim periods throughout the year and such variability may influence the allocation of income tax expense or benefit to the respective interim period.  The annual effective tax rate used to allocate income tax expense or benefit to interim periods may also be influenced by the removal of loss jurisdictions from the calculations.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2024	2023	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	3,675	3,606	69	2%
Average daily revenue	$423,700	$365,600	$58,100	16%
Revenue efficiency	95.0%	97.5%
Rig utilization	55.8%	53.3%

Contract drilling revenues	$1,624	$1,378	$246	18%

Operating and maintenance expense	(1,057)	(893)	(164)	(18)%
Depreciation and amortization expense	(369)	(368)	(1)	nm
General and administrative expense	(111)	(93)	(18)	(19)%
Loss on impairment of assets	(143)	(53)	(90)	nm
Loss on disposal of assets, net	(6)	(170)	164	96%
Operating loss	(62)	(199)	137	69%

Other income (expense), net
Interest income	29	30	(1)	(3)%
Interest expense, net of amounts capitalized	(191)	(417)	226	54%
Gain (loss) on retirement of debt	140	(32)	172	nm
Other, net	24	23	1	4%
Loss before income tax (expense) benefit	(60)	(595)	535	90%
Income tax (expense) benefit	35	(35)	70	nm
Net loss	$(25)	$(630)	$605	96%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the following: (a) approximately $145 million resulting from higher average daily revenues, (b) approximately $60 million resulting from the operations of our two newbuild ultra-deepwater floaters Deepwater Titan and Deepwater Aquila, (c) approximately $55 million resulting from increased activity for the operations of the harsh environment floater Transocean Norge, (d) approximately $30 million resulting from decreased amortization of contract intangible assets and (e) approximately $15 million resulting from increased utilization.  These increases were partially offset by the following: (a) approximately $20 million resulting from early termination fees in the six months ended June 30, 2023 with no comparable activity in the current-year period, (b) approximately $15 million resulting from the operations of the harsh environment floater Paul B. Loyd, Jr., the sale of which we completed in February 2024, (c) approximately $10 million resulting from decreased reimbursement revenues and (d) approximately $10 million resulting from decreased revenue efficiency for the comparable active fleet.

Costs and expenses—Operating and maintenance costs and expenses increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the following: (a) approximately $65 million resulting from increased operating activity, (b) approximately $40 million resulting from the effect of inflation on personnel and other operating costs, (c) approximately $40 million resulting from the operations of the harsh environment floater Transocean Norge, (d) approximately $30 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Titan and Deepwater Aquila, (e) approximately $15 million resulting from higher contract preparation costs and (f) approximately $5 million resulting from increased costs associated with the early retirement of certain personnel.  These increases were partially offset by the following: (a) approximately $15 million resulting from favorable settlements of various litigation and contingencies, (b) approximately $10 million resulting from lower reimbursable costs, (c) approximately $10 million resulting from the operations of the harsh environment floater Paul B. Loyd, Jr., the sale of which we completed in February 2024, and (d) approximately $5 million resulting from lower in-service maintenance costs for the comparable fleet.

General and administrative costs and expenses increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to (a) approximately $11 million of increased personnel costs, primarily resulting from costs associated with the early retirement of certain personnel and (b) approximately $8 million resulting from increased legal and professional fees.

Loss on impairment or disposal of assets—In the six months ended June 30, 2024, we recognized a loss of $143 million, associated with the impairment of Deepwater Nautilus and related assets.  In the six months ended June 30, 2023, we recognized a loss of $53 million, associated with the impairment of Paul B. Loyd, Jr. and Transocean Leader, together with related assets.

In the six months ended June 30, 2023, we recognized a loss of $169 million associated with our non-cash contribution of the ultra-deepwater drillship Ocean Rig Olympia and related assets for a noncontrolling ownership interest in an unconsolidated affiliate.  In the six months ended June 30, 2024 and 2023, we recognized an aggregate net loss of $6 million and $1 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the following: (a) approximately $258 million decreased interest resulting from the fair value adjustment of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds and (b) approximately $30 million decreased interest resulting from debt repaid as scheduled or early retired, partially offset by, (c) approximately $52 million increased interest resulting from debt issued since January 2023 and (d) $18 million increased interest resulting from reduced interest costs capitalized for our newbuild construction program.

In the six months ended June 30, 2024, we recognized a net gain on retirement of debt as follows: (a) an aggregate net gain of $144 million resulting from retirement of notes validly tendered in the Tender Offers, partially offset by (b) an aggregate net loss of $4 million associated with the redemption and early retirement of $761 million aggregate principal amount of our debt securities.  In the six months ended June 30, 2023, we recognized an aggregate net loss of $32 million associated with the redemption and early retirement of $1.38 billion aggregate principal amount of our debt securities.

Income tax expense or benefit—In the six months ended June 30, 2024 and 2023, our effective tax rate was 57.8 percent and (5.9) percent, respectively, based on loss before income tax expense or benefit.  In the six months ended June 30, 2024 and 2023, the effect of various discrete period tax items was a net tax benefit of $128 million and $12 million, respectively.  In the six months ended June 30, 2024, such discrete items included changes to deferred taxes due to rig ownership changes, rig movement and contract expirations across multiple jurisdictions.  In the six months ended June 30, 2023, such discrete items included expiration of various uncertain tax positions, changes to deferred taxes due to new rig operations and changes to valuation allowances.  In the six months ended June 30, 2024 and 2023, our effective tax rate, excluding discrete items, was (179.3) percent and (14.0) percent, respectively, based on loss before income tax expense or benefit.

Due to our operating activities and organizational structure, our income tax expense does not change proportionally with our income before income taxes.  We may have subsidiaries with tax expense on taxable earnings that exceeds the tax benefits in other jurisdictions, or vice versa, which sometimes results in a negative effective tax rate or unusually high effective tax rates relative to consolidated losses before income taxes.  Our earnings are unevenly distributed across jurisdictions and may experience variability in timing among interim periods throughout the year and such variability may influence the allocation of income tax expense or benefit to the respective interim period.  The annual effective tax rate used to allocate income tax expense or benefit to interim periods may also be influenced by the removal of loss jurisdictions from the calculations.  Our rig operating structures further complicate our tax calculations, especially in instances where we have more than one operating structure for the taxing jurisdiction and, thus, more than one method of calculating taxes depending on the operating structure utilized by the rig under the contract.

Liquidity and Capital Resources

Sources and uses of cash

In the six months ended June 30, 2024, our primary sources of cash were net cash proceeds from issuance of debt, disposal of assets and cash provided by operating activities.  Our primary uses of cash were repayments of debt and capital expenditures.

	Six months ended
	June 30,
	2024	2023	Change

	(in millions)
Cash flows from operating activities
Net loss	$(25)	$(630)	$605
Non-cash items, net	301	932	(631)
Changes in operating assets and liabilities, net	(229)	(192)	(37)
	$47	$110	$(63)

Net cash provided by operating activities decreased primarily due to (a) increased cash paid to suppliers, (b) increased cash paid for interest and income taxes and (c) increased cash paid to employees, partially offset by (d) increased cash collected from customers.

	Six months ended
	June 30,
	2024	2023	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(167)	$(157)	$(10)
Investments in debt and equity of unconsolidated affiliates	(3)	(10)	7
Proceeds from disposal of assets, net	51	4	47
Cash acquired in acquisition of unconsolidated affiliate	5	—	5
	$(114)	$(163)	$49

Net cash used in investing activities decreased primarily due to (a) increased proceeds from disposal of assets and (b) reduced cash invested in the debt and equity of our unconsolidated affiliates, partially offset by (c) increased cash paid for capital expenditures.

	Six months ended
	June 30,
	2024	2023	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(1,815)	$(1,568)	$(247)
Proceeds from issuance of debt, net of issue costs	1,767	1,665	102
Other, net	(5)	(1)	(4)
	$(53)	$96	$(149)

Net cash used in financing activities increased primarily due to (a) increased net cash used to early retire $1.61 billion aggregate principal amount of certain of our debt securities in the six months ended June 30, 2024 compared to $1.38 billion aggregate principal amount of certain of our debt securities in the prior year period, partially offset by (b) increased net cash proceeds from the issuance of $900 million aggregate principal amount of 8.25% Senior Notes and $900 million aggregate principal amount of 8.50% Senior Notes in the six months ended June 30, 2024 compared to net cash proceeds from the issuance of $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 and $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 in the prior year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility or proceeds from the disposal of assets, the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities, or other debt-related deposits or reservations of unrestricted cash, or make other payments.  At June 30, 2024, we had $475 million in unrestricted cash and cash equivalents and $400 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

We also have a Secured Credit Facility that provides us with a borrowing capacity of $576 million through June 22, 2025 and $510 million through its maturity on June 22, 2028.  Our Secured Credit Facility, which is secured by, among other things, a lien on nine of our ultra-deepwater floaters and two of our harsh environment floaters, contains certain restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $200 million, among others.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  For more information about our Secured Credit Facility, as well as our outstanding debt and debt transactions, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

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

Debt and equity markets—From time to time, we seek to access the capital markets, including with respect to potential liability management transactions.  For example, we have completed multiple debt and equity transactions, including the redemption, exchanges and retirement of existing debt, in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may use existing unrestricted cash balances, our cash flows from operating activities, or proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging any of our debt or equity-linked securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our previous debt issuance, exchange, repayment, redemption and retirement transactions during each of the six-month periods ended June 30, 2024 and 2023, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

Our ability and willingness to access the debt and equity markets is a function of a variety of factors, including, among others, general economic, industry or market conditions, market perceptions of us and our industry and credit rating agencies’ views of our debt.  General economic or market conditions could have an adverse effect on our business and financial position and on the business and financial position of our customers, suppliers and lenders and could affect our ability to access the capital markets on acceptable terms or at all and our future need or ability to borrow under our Secured Credit Facility.  In addition to our potential sources of funding, the effects of such global events could impact our liquidity or cause us to need to alter our allocation or sources of capital, implement further cost reduction measures and change our financial strategy.  Additionally, the rating of our long-term debt is below investment grade, which is causing us to experience increased fees and interest rates under our Secured Credit Facility and indentures governing certain of our senior notes.  Future downgrades may further restrict our ability to access the debt market for sources of capital and may negatively impact the cost of such capital at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.

Drilling fleet—From time to time, we review possible acquisitions of businesses and drilling rigs, as well as noncontrolling ownership interests in other companies, and we may make significant future capital commitments for such purposes.  We may also consider investments related to major rig upgrades, new rig construction, or the acquisition of a rig under construction.  Any such acquisition or investment has and in the future could involve the payment by us of a substantial amount of cash or the issuance of a substantial number of additional shares or other securities.  Our failure to subsequently secure drilling contracts in these instances, if not already secured, could have an adverse effect on our results of operations or cash flows.

In June 2024, we completed construction of the ultra-deepwater drillship Deepwater Aquila, and she commenced operations under her drilling contract.  The seventh generation, high-specification drillship is equipped with our patented dual activity, a 1,400 short-ton hookload, large deck space, high load capacities and is dual-stack ready.  As of June 30, 2024, the total estimated costs required to complete the full scope of the construction project for the rig and related assets were $440 million.  As of June 30, 2024, we had made capital expenditures or other capital additions of $399 million, and the remaining expenditures are expected to be incurred and paid in the year ending December 31, 2024.

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

From time to time, we may also review the possible disposition of certain drilling assets.  During the six months ended June 30, 2024, we completed the sale of two harsh environment floaters, and in July 2024, we completed the sale of an ultra-deepwater floater.  Considering market conditions, we have previously committed to plans to sell certain lower specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 6—Long Lived Assets.

Contractual obligations and other commercial commitments—As of June 30, 2024, with the exception of the following, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023.  In the six months ended June 30, 2024, we completed certain liability management transactions, including the issuance and retirement of certain debt securities.  For additional information about our debt obligations and scheduled maturities that resulted from these transactions, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

Critical Accounting Policies and Estimates

As of June 30, 2024, there have been no material changes to the critical accounting policies and estimates that we use as a basis for applying judgments, assumptions and estimates to prepare our condensed consolidated financial statements, as previously disclosed in

“Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Overview—We are exposed to the following market risks: (a) interest rate risk, primarily associated with our long-term debt, including current maturities, (b) equity price risk related to certain of our exchangeable bonds and (c) currency exchange rate risk related to our international operations.  With the exception of the following, there have been no material changes to our market risks as previously disclosed in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2023.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of June 30, 2024 (in millions, except interest rate percentages):

	Twelve months ending June 30,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$550	$736	$1,402	$607	$1,147	$2,812	$7,254	$7,435
Average interest rate	5.71%	6.21%	7.55%	7.82%	8.27%	7.73%

At June 30, 2024 and December 31, 2023, the fair value of our outstanding debt was $7.44 billion and $7.31 billion, respectively.  During the six months ended June 30, 2024, the fair value of our debt increased by $127 million due to the following: (a) an increase of $1.81 billion resulting from the issuance of the 8.25% senior notes due May 2029 and the 8.50% senior notes due May 2031, (b) an increase of $130 million resulting from the issuance of the 8.00% senior notes due February 2027 as partial consideration to acquire the outstanding ownership interests of Orion Holdings (Cayman) Limited, partially offset by (c) a decrease of $1.61 billion resulting from tenders and redemptions, (d) a decrease of $159 million resulting from scheduled repayments and (e) a net decrease of $40 million resulting from changes in the market prices of our outstanding debt.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2024, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
April 2024	—	$—	—	$3,608
May 2024	—	—	—	3,608
June 2024	—	—	—	3,608
Total	—	$—	—	$3,608
(a)	In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At June 30, 2024, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.61 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company has revised the effective date of the previously announced retirement of Mr. David Tonnel from his current position as Senior Vice President and Chief Accounting Officer of the Company, to be effective August 2, 2024.  As previously announced, upon the effective time of Mr. Tonnel’s retirement from his position, Mr. Jason Pack, who currently serves as Senior Vice President and Chief Audit Executive of the Company, will be appointed Senior Vice President and Chief Accounting Officer of the Company.

During the three months ended June 30, 2024, no director or officer of Transocean adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed or furnished, as the case may be, in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 28, 2024
3.2	Organizational Regulations of Transocean Ltd., amended effective as of May 12, 2023	Exhibit 3.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 16, 2023
4.1	Indenture, dated as of April 18, 2024, by and among Transocean Inc., the Guarantors and Truist Bank, as trustee	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 18, 2024
4.2	First Supplemental Indenture, dated as of May 8, 2024, among Transocean Titan Financing Limited, the Guarantors and Truist Bank, as trustee and collateral agent	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 8, 2024
4.3

Second Supplemental Indenture, dated as of May 30, 2024, by and among Transocean Inc., the Additional Guarantors, the Note Parties and Truist Bank, as trustee and collateral agent, supplementing the Indenture dated as of January 31, 2023

Filed herewith
4.4	Indenture, dated January 17, 2020, by and among Transocean Inc., the guarantors party thereto and Computershare Trust Company, N.A. as successor trustee to Wells Fargo Bank, National Association	Exhibit 4.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on January 17, 2020
10.1

Sixth Amendment to Credit Agreement, dated April 18, 2024, among Transocean Inc., the lenders parties thereto, Citibank, N.A. as administrative agent and collateral agent, and for the limited purposes set forth therein, Transocean Ltd. and certain of Transocean Inc.’s subsidiaries

Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on April 18, 2024
10.2	Amended and Restated Transocean Ltd. 2015 Long-Term Incentive Plan	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 22, 2024
10.3	Employment Agreement with Mr. Thad Vayda dated May 20, 2024	Exhibit 10.2 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on May 22, 2024

Number	Description	Location
10.4	Registration Rights Agreement dated June 28, 2024, by and among Transocean Ltd. and certain funds managed or advised by Hayfin Capital Management LLP or its affiliates	Exhibit 10.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 28, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023; (ii) our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023; (iii) our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, (iv) our condensed consolidated statements of equity for the three and six months ended June 30, 2024 and 2023; (v) our condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 1, 2024.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Tonnel
David Tonnel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)