Form 10-Q
period 2024-09-30
Transocean Ltd.
filed 2024-10-31
CIK 1451505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 24, 2024, 875,803,595 shares were outstanding.

TRANSOCEAN LTD. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Contract drilling revenues	$948	$713	$2,572	$2,091

Costs and expenses
Operating and maintenance	563	524	1,620	1,417
Depreciation and amortization	190	192	559	560
General and administrative	47	44	158	137
	800	760	2,337	2,114

Loss on impairment of assets	(629)	(5)	(772)	(58)
Loss on disposal of assets, net	(4)	(3)	(10)	(173)
Operating loss	(485)	(55)	(547)	(254)

Other income (expense), net
Interest income	11	12	40	42
Interest expense, net of amounts capitalized	(80)	(232)	(271)	(649)
Gain (loss) on retirement of debt	21	—	161	(32)
Other, net	8	12	32	35
	(40)	(208)	(38)	(604)
Loss before income tax benefit	(525)	(263)	(585)	(858)
Income tax benefit	(31)	(43)	(66)	(8)

Net loss	(494)	(220)	(519)	(850)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(494)	$(220)	$(519)	$(850)

Loss per share
Basic	$(0.56)	$(0.28)	$(0.62)	$(1.13)
Diluted	$(0.58)	$(0.28)	$(0.65)	$(1.13)

Weighted-average shares outstanding
Basic	879	774	840	755
Diluted	954	774	915	755

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE Income (LOSS)

(in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss	$(494)	$(220)	$(519)	$(850)
Net income attributable to noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	(494)	(220)	(519)	(850)

Components of net periodic benefit costs before reclassifications	—	—	(4)	(11)
Components of net periodic benefit costs reclassified to net loss	1	—	2	—
Other comprehensive income (loss) before income taxes	1	—	(2)	(11)
Income taxes related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	1	—	(2)	(11)
Other comprehensive income attributable to noncontrolling interest	—	—	—	—
Other comprehensive income (loss) attributable to controlling interest	1	—	(2)	(11)

Total comprehensive loss	(493)	(220)	(521)	(861)
Total comprehensive income attributable to noncontrolling interest	—	—	—	—
Total comprehensive loss attributable to controlling interest	$(493)	$(220)	$(521)	$(861)

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$435	$762
Accounts receivable, net of allowance of $2 at September 30, 2024 and December 31, 2023	594	512
Materials and supplies, net of allowance of $176 and $198 at September 30, 2024 and December 31, 2023, respectively	425	426
Assets held for sale	345	49
Restricted cash and cash equivalents	365	233
Other current assets	179	144
Total current assets	2,343	2,126

Property and equipment	22,412	23,875
Less accumulated depreciation	(6,424)	(6,934)
Property and equipment, net	15,988	16,941
Contract intangible assets	—	4
Deferred tax assets, net	165	44
Other assets	1,014	1,139
Total assets	$19,510	$20,254

Liabilities and equity
Accounts payable	$255	$323
Accrued income taxes	13	23
Debt due within one year	457	370
Other current liabilities	706	681
Total current liabilities	1,431	1,397

Long-term debt	6,503	7,043
Deferred tax liabilities, net	570	540
Other long-term liabilities	778	858
Total long-term liabilities	7,851	8,441

Commitments and contingencies

Shares, $0.10 par value, 1,057,879,029 authorized, 141,262,093 conditionally authorized, 940,828,901 issued and 875,803,595 outstanding at September 30, 2024, and CHF 0.10 par value, 1,021,294,549 authorized,
142,362,093 conditionally authorized, 843,715,858 issued and 809,030,846 outstanding at December 31, 2023	87	81
Additional paid-in capital	14,871	14,544
Accumulated deficit	(4,552)	(4,033)
Accumulated other comprehensive loss	(179)	(177)
Total controlling interest shareholders’ equity	10,227	10,415
Noncontrolling interest	1	1
Total equity	10,228	10,416
Total liabilities and equity	$19,510	$20,254

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Shares
Balance, beginning of period	$87	$76	$81	$71
Issuance of shares	—	2	6	7
Balance, end of period	87	$78	$87	$78

Additional paid-in capital
Balance, beginning of period	$14,859	$14,233	$14,544	$13,984
Share-based compensation	12	10	38	30
Issuance of shares	—	121	289	350
Balance, end of period	$14,871	$14,364	$14,871	$14,364

Accumulated deficit
Balance, beginning of period	$(4,058)	$(3,709)	$(4,033)	$(3,079)
Net loss attributable to controlling interest	(494)	(220)	(519)	(850)
Balance, end of period	$(4,552)	$(3,929)	$(4,552)	$(3,929)

Accumulated other comprehensive loss
Balance, beginning of period	$(180)	$(196)	$(177)	$(185)
Other comprehensive income (loss) attributable to controlling interest	1	—	(2)	(11)
Balance, end of period	$(179)	$(196)	$(179)	$(196)

Total controlling interest shareholders’ equity
Balance, beginning of period	$10,708	$10,404	$10,415	$10,791
Total comprehensive loss attributable to controlling interest	(493)	(220)	(521)	(861)
Share-based compensation	12	10	38	30
Issuance of shares	—	123	295	357
Balance, end of period	$10,227	$10,317	$10,227	$10,317

Noncontrolling interest
Balance, beginning of period	$1	$1	$1	$1
Balance, end of period	$1	$1	$1	$1

Total equity
Balance, beginning of period	$10,709	$10,405	$10,416	$10,792
Total comprehensive loss	(493)	(220)	(521)	(861)
Share-based compensation	12	10	38	30
Issuance of shares	—	123	295	357
Balance, end of period	$10,228	$10,318	$10,228	$10,318

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(519)	$(850)
Adjustments to reconcile to net cash provided by operating activities:
Amortization of contract intangible asset	4	45
Depreciation and amortization	559	560
Share-based compensation expense	38	30
Loss on impairment of assets	772	58
Loss on impairment of investment in unconsolidated affiliate	5	—
Loss on disposal of assets, net	10	173
Fair value adjustment to bifurcated compound exchange feature	(153)	272
Amortization of debt-related balances, net	39	38
(Gain) loss on retirement of debt	(161)	32
Deferred income tax expense (benefit)	(91)	1
Other, net	(6)	21
Changes in deferred revenues, net	98	40
Changes in deferred costs, net	(26)	(125)
Changes in other operating assets and liabilities, net	(328)	(229)
Net cash provided by operating activities	241	66

Cash flows from investing activities
Capital expenditures	(225)	(207)
Investment in loans to unconsolidated affiliates	(3)	(3)
Investment in equity of unconsolidated affiliate	—	(10)
Proceeds from disposal of assets, net of costs to sell	99	10
Cash acquired in acquisition of unconsolidated affiliates	5	7
Net cash used in investing activities	(124)	(203)

Cash flows from financing activities
Repayments of debt	(2,073)	(1,707)
Proceeds from issuance of debt, net of issue costs	1,767	1,664
Other, net	(6)	(3)
Net cash used in financing activities	(312)	(46)

Net decrease in unrestricted and restricted cash and cash equivalents	(195)	(183)
Unrestricted and restricted cash and cash equivalents, beginning of period	995	991
Unrestricted and restricted cash and cash equivalents, end of period	$800	$808

See accompanying notes.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of September 30, 2024, we owned or had partial ownership interests in and operated a fleet of 34 mobile offshore drilling units, consisting of 26 ultra-deepwater floaters and eight harsh environment floaters.

Note 2—Significant Accounting Policies

Presentation—We prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission.  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, included in our annual report on Form 10K filed on February 21, 2024.

Accounting estimates—To prepare financial statements in accordance with accounting principles generally accepted in the U.S., we must make judgments by applying estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our income taxes, property and equipment, equity investments, contingencies, allowance for excess materials and supplies, assets held for sale, postemployment benefit plans and share-based compensation.  We base our estimates and assumptions on historical experience and other factors that we believe are reasonable.  Actual results could differ from such estimates.

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

Note 3—Accounting Standards Updates

Recently issued accounting standards updates not yet adopted

Segment reporting—Effective for the year ending December 31, 2024, we will adopt the accounting standards update that requires incremental disclosures about a public entity’s reportable segments but does not change the definition or guidance for determining reportable segments.  The update, which explicitly applies to entities such as us with a single reportable segment, requires disclosure of the significant expense categories and amounts that are regularly provided to the chief operating decision-maker and included in the reported measure of segment profit or loss.  Additionally, the update requires disclosures about the individual or the group or committee identified as the chief operating decision-maker.  We will provide the new disclosures, as required, in our annual report on Form 10-K for the year ending December 31, 2024 and interim periods thereafter with retrospective application to all periods presented, unless impracticable.  Although our adoption of the update will require us to augment certain disclosures in the notes to consolidated financial statements, we do not expect such adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

Income taxes—Effective for the year ending December 31, 2025, we will adopt the accounting standards update that requires significant incremental disclosures intended to enhance the transparency and decision usefulness of income tax disclosures, particularly with regard to the rate reconciliation table and income taxes paid.  The new guidance will be applied prospectively and permits, but does not require, retrospective application.  We will provide the new disclosures, as required, in our annual report on Form 10-K for the year ending December 31, 2025.  We continue to evaluate the requirements.  Although our adoption will require us to augment certain disclosures in the notes to consolidated financial statements, we do not expect such adoption to have a material effect on our consolidated statements of financial position, operations or cash flows.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Note 4—Unconsolidated Affiliates

Overview—In the nine months ended September 30, 2024 and 2023, we recognized income of $5 million and a loss of $14 million, respectively, recorded in other, net, associated with equity in earnings or losses of our equity investments.  In the nine months ended September 30, 2024, we recognized a loss of $5 million, which had no tax effect, recorded in other, net, associated with the impairment of certain equity investments upon determination that the carrying amount exceeded the estimated fair value and that the impairment was other than temporary.  At September 30, 2024 and December 31, 2023, the aggregate carrying amount of our equity investments in unconsolidated affiliates was $124 million and $216 million, respectively, recorded in other assets.

Acquisitions—At December 31, 2023, we held a 33.0 percent noncontrolling interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the Cayman Islands company that owned the harsh environment floater Transocean Norge, and the aggregate carrying amount of our investment in Orion was $86 million, recorded in other assets.  In June 2024, we transferred noncash consideration with an aggregate fair value of $431 million, including $130 million aggregate principal amount of 8.00% senior notes due February 2027 (the “8.00% Senior Notes”) and 55.5 million Transocean Ltd. shares, to acquire the outstanding 67.0 percent ownership interest in Orion.  As a result, Orion became our wholly owned subsidiary.  We recorded the transaction using the asset acquisition method of accounting.  See Note 6—Long-Lived Assets, Note 7—Debt and Note 11—Equity.

At December 31, 2022, we held a 20 percent noncontrolling interest in Liquila Ventures Ltd. (together with its subsidiaries, “Liquila”), the Bermuda company that was constructing the ultra-deepwater floater Deepwater Aquila.  Also, at December 31, 2022, Perestroika (Cyprus) Ltd. (“Perestroika”), an entity affiliated with one of our directors who, at the time, beneficially owned approximately 11 percent of our shares and currently owns approximately 10 percent of our shares, held a 13.33 percent ownership interest in Liquila.  In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate fair value of $99 million, including 2.0 million Transocean Ltd. shares with an aggregate fair value of $16.4 million to Perestroika, to acquire the outstanding 80 percent equity ownership interests in Liquila.  As a result, Liquila became our wholly owned subsidiary.  We recorded the transaction using the asset acquisition method of accounting.  See Note 6—Long-Lived Assets and Note 11—Equity.

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

Related party transactions—In the nine months ended September 30, 2024 and 2023, we received an aggregate cash payment of $11 million and $43 million, respectively, for services and equipment provided to, and prior to our acquisition of, Orion.  In the nine months ended September 30, 2024 and 2023, we made an aggregate cash payment of $25 million and $1 million, respectively, to charter Transocean Norge and rent other equipment from, and prior to our acquisition of, Orion.  Additionally, in the nine months ended September 30, 2023, we and Orion agreed to the non-cash net settlement of a balance of $25 million of accounts receivable and payable.

Note 5—Revenues

Overview—Under most of our drilling contracts with customers, our drilling services represent a single performance obligation that is satisfied over time, the duration of which varies by contract.  As of September 30, 2024, the drilling contract with the longest expected remaining duration, excluding unexercised options, extends through August 2029.

Disaggregation—Our contract drilling revenues, disaggregated by asset group and by country in which they were earned, were as follows (in millions):

	Three months ended September 30,						Nine months ended September 30,
	2024			2023			2024			2023
	Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh		Ultra-	Harsh
	deepwater	environment		deepwater	environment		deepwater	environment		deepwater	environment
	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total	floaters	floaters	Total
U.S.	$395	$—	$395	$360	$—	$360	$1,171	$—	$1,171	$1,077	$—	$1,077
Brazil	204	—	204	55	—	55	509	—	509	183	—	183
Norway	—	172	172	—	164	164	—	486	486	—	454	454
Other countries (a)	69	108	177	101	33	134	163	243	406	276	101	377
Total contract drilling revenues	$668	$280	$948	$516	$197	$713	$1,843	$729	$2,572	$1,536	$555	$2,091
(a)The aggregate contract drilling revenues earned in other countries that individually represented less than 10 percent of total contract drilling revenues.

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Contract liabilities—Contract liabilities for our contracts with customers were as follows (in millions):

	September 30,	December 31
	2024	2023
Deferred contract revenues, recorded in other current liabilities	$265	$165
Deferred contract revenues, recorded in other long-term liabilities	231	233
Total contract liabilities	$496	$398

Significant changes in contract liabilities were as follows (in millions):

	Nine months ended September 30,
	2024	2023
Total contract liabilities, beginning of period	$398	$328
Decrease due to recognition of revenues for goods and services	(172)	(149)
Increase due to goods and services transferred over time	270	189
Total contract liabilities, end of period	$496	$368

Pre-operating costs—In the three and nine months ended September 30, 2024, we recognized pre-operating costs of $44 million and $92 million, respectively, recorded in operating and maintenance costs.  In the three and nine months ended September 30, 2023, we recognized pre-operating costs of $17 million and $52 million, respectively, recorded in operating and maintenance costs.  At September 30, 2024 and December 31, 2023, the carrying amount of our unrecognized pre-operating costs to obtain contracts was $247 million and $221 million, respectively, recorded in other assets, significantly increased as a result of seven rigs mobilizing or preparing for contracts that commenced in the nine months ended September 30, 2024 or are expected to commence through the six months ending June 30, 2025.

Note 6—Long-Lived Assets

Construction work in progress—The changes in our construction work in progress were as follows (in millions):

	Nine months ended
	September 30,
	2024	2023
Construction work in progress, beginning of period	$522	$1,195

Capital expenditures
Newbuild construction program	135	145
Other equipment and construction projects	90	62
Total capital expenditures	225	207
Non-cash capital additions acquired in exchange for issuance of shares of Transocean Ltd.	—	126
Changes in accrued capital additions	(12)	6

Property and equipment placed into service
Newbuild construction program	(547)	(1,157)
Other equipment and construction projects	(119)	(57)
Construction work in progress, end of period	$69	$320

Acquisitions—In June 2024, we acquired $517 million of property and equipment associated with Transocean Norge, together with $5 million of cash and cash equivalents and $4 million of accounts receivable from us.  In September 2023, we acquired $126 million of property and equipment associated with Deepwater Aquila, together with $7 million of cash and cash equivalents, and we assumed $19 million of accounts payable to us.  See Note 4—Unconsolidated Affiliates, Note 7—Debt and Note 11—Equity.

Impairments—In the three and nine months ended September 30, 2024, we recognized a loss of $629 million ($617 million or $0.64 per diluted share, net of tax) and $772 million ($755 million or $0.82 per diluted share, net of tax), respectively, associated with the impairment of the ultra-deepwater floaters Deepwater Nautilus, Development Driller III and Discoverer Inspiration, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale.  In the three and nine months ended September 30, 2023, we recognized a loss of $5 million ($0.01 per diluted share) and $58 million ($0.08 per diluted share), respectively, which had no tax effect, associated with the impairment of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets, which we determined were impaired at the time that we classified the assets as held for sale.

We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell.  We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts for the sale of the rigs and related assets.

Disposals—In February 2024, we completed the sale of Paul B. Loyd, Jr. and Transocean Leader, together with related assets, for aggregate net cash proceeds of $49 million, including $6 million received as a deposit in the year ended December 31, 2023.  In July 2024, we completed the sale of Deepwater Nautilus and related assets for aggregate net cash proceeds of $53 million, including $5 million received as a deposit in June 2024.  In the nine months ended September 30, 2024 and 2023, we received aggregate net cash proceeds of $3 million

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

and $4 million, respectively and recognized an aggregate net loss of $10 million and $4 million, respectively, associated with the disposal of assets unrelated to rig sales.

In February 2023, in connection with our investment in a noncontrolling ownership interest in GSR, we made a non-cash contribution of the cold-stacked Ocean Rig Olympia and related assets.  In the nine months ended September 30, 2023, we recognized a loss of $169 million ($0.23 per diluted share), which had no tax effect, associated with the disposal of the rig and related assets.  See Note 4—Unconsolidated Affiliates.

Assets held for sale—At September 30, 2024, the aggregate carrying amount of our assets held for sale, including Development Driller III and Discoverer Inspiration, together with related assets, was $345 million.  The transactions contemplated by the binding purchase and sale agreements, executed in September 2024, for these rigs and related assets are subject to customary closing conditions, including the buyers’ ability to secure financing for the purchases.  We have extended the originally agreed closing dates and remain in discussions with the buyers.

At December 31, 2023, the aggregate carrying amount of our assets held for sale, including Paul B. Loyd, Jr. and Transocean Leader, together with related assets, was $49 million.

Note 7—Debt

Overview

Outstanding debt—The aggregate principal amounts and aggregate carrying amounts, including the contractual interest payments of previously restructured debt, a bifurcated compound exchange feature, and unamortized debt-related balances, such as discounts, premiums and issue costs, were as follows (in millions):

	Principal amount		Carrying amount
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
7.25% Senior Notes due November 2025	$—	$354	$—	$352
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	234	234	226	221
7.50% Senior Notes due January 2026	—	569	—	567
11.50% Senior Guaranteed Notes due January 2027	—	687	—	938
6.875% Senior Secured Notes due February 2027	330	413	328	409
8.00% Senior Notes due February 2027	655	612	653	609
7.45% Notes due April 2027	52	52	52	52
8.00% Debentures due April 2027	22	22	22	22
4.50% Shipyard Loans due September 2027	359	420	336	384
8.375% Senior Secured Notes due February 2028	525	525	517	518
7.00% Notes due June 2028	261	261	263	264
8.00% Senior Secured Notes due September 2028	295	325	291	321
8.25% Senior Notes due May 2029	900	—	886	—
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	259	259	344	486
8.75% Senior Secured Notes due February 2030	999	1,116	980	1,094
7.50% Notes due April 2031	396	396	395	395
8.50% Senior Notes due May 2031	900	—	886	—
6.80% Senior Notes due March 2038	610	610	605	605
7.35% Senior Notes due December 2041	177	177	176	176
Total debt	6,974	7,032	6,960	7,413

Less debt due within one year
11.50% Senior Guaranteed Notes due January 2027	—	—	—	71
6.875% Senior Secured Notes due February 2027	83	83	81	81
4.50% Shipyard Loans due September 2027	120	90	107	75
8.375% Senior Secured Notes due February 2028	100	—	97	—
8.00% Senior Secured Notes due September 2028	60	30	59	30
8.75% Senior Secured Notes due February 2030	117	117	113	113
Total debt due within one year	480	320	457	370
Total long-term debt	$6,494	$6,712	$6,503	$7,043

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Scheduled maturities—At September 30, 2024, scheduled maturities of our debt were as follows (in millions):

Total
Twelve months ending September 30,
2025	$480
2026	767
2027	1,293
2028	664
2029	1,276
Thereafter	2,494
Total principal amount of debt	6,974
Total unamortized debt-related balances, net	(211)
Bifurcated compound exchange feature, at estimated fair value	197
Total carrying amount of debt	$6,960

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

The Secured Credit Facility contains covenants that, among other things, include maintenance of a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0, a maximum debt to capitalization ratio of 0.60 to 1.00 and minimum liquidity of $200 million.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  In order to utilize the Secured Credit Facility, we must, at the time of the borrowing request, be in full compliance with the terms and conditions of the Secured Credit Facility and make certain representations and warranties, including with respect to compliance with laws and solvency, to the lenders.  Repayment of borrowings under the Secured Credit Facility are subject to acceleration upon the occurrence of an event of default.  Under the agreements governing certain of our debt and finance lease, we are also subject to various covenants, including restrictions on creating liens, engaging in sale/leaseback transactions and engaging in certain merger, consolidation or reorganization transactions.  A default under our public debt indentures, the agreements governing our senior secured notes, our finance lease contract or any other debt owed to unaffiliated entities that exceeds $125 million could trigger a default under the Secured Credit Facility and, if not waived by the lenders or otherwise cured, could cause us to lose access to the Secured Credit Facility.  At September 30, 2024, based on the credit rating of the Secured Credit Facility as of that date, the facility fee was 0.625 percent.  At September 30, 2024, we had no borrowings outstanding, $12 million of letters of credit issued, and we had $564 million of available borrowing capacity under the Secured Credit Facility.

Exchangeable bonds

Exchange terms—At September 30, 2024, the (a) current exchange rates, expressed as the number of Transocean Ltd. shares per $1,000 note, (b) implied exchange prices per Transocean Ltd. share and (c) aggregate shares, expressed in millions, issuable upon exchange of our exchangeable bonds were as follows:

		Implied
	Exchange	exchange	Shares
	rate	price	issuable
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	190.4762	$5.25	45
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	290.6618	$3.44	75

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

Guaranteed Exchangeable Bonds”) may be exchanged by holders at any time prior to the close of business on the second business day immediately preceding the maturity date or redemption date and, at our election, such exchange may be settled by delivering cash, Transocean Ltd. shares or a combination of cash and shares.

Effective interest rates and fair values—At September 30, 2024, the effective interest rates and estimated fair values of our exchangeable bonds were as follows (in millions, except effective interest rates):

	Effective	Fair
	interest rate	value
4.00% Senior Guaranteed Exchangeable Bonds due December 2025	6.9%	$261
4.625% Senior Guaranteed Exchangeable Bonds due September 2029	18.3%	$418

We estimated the fair values of the exchangeable debt instruments, including the exchange features, by employing a binomial lattice model using significant other observable inputs, representative of Level 2 fair value measurements, including the terms and credit spreads of our debt and the expected volatility of the market price for our shares.

Interest expense—We recognized interest expense for our exchangeable bonds as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Contractual interest	$6	6	$16	$19
Amortization	5	5	15	15
Bifurcated compound exchange feature	(74)	93	(153)	272
Total	$(63)	104	$(122)	$306

The indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds contains a compound exchange feature that, in addition to the exchange terms presented above, requires us to pay holders a make-whole premium of future interest through March 30, 2028, for exchanges exercised during a redemption notice period.  Such compound exchange feature must be bifurcated from the host debt instrument since it is not considered indexed to our stock.  Accordingly, we recognize changes to the estimated fair value of the bifurcated compound exchange feature, recorded as a component of the carrying amount of debt, with a corresponding adjustment to interest expense.  At September 30, 2024 and December 31, 2023, the carrying amount of the bifurcated compound exchange feature was $197 million and $350 million, respectively.

Exchanges—In April 2023, Perestroika exchanged $213 million aggregate principal amount of 2.50% senior guaranteed exchangeable bonds due January 2027 (the “2.50% Senior Guaranteed Exchangeable Bonds”) under the terms of the indenture governing such bonds at the applicable exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note.  As part of the transaction, we delivered 34.6 million Transocean Ltd. shares and $3 million cash consideration to such exchanging holder.  The director’s beneficial ownership of our shares resulting from these transactions did not change.

In July 2023, the holders of the remaining outstanding $25 million aggregate principal amount of 2.50% Senior Guaranteed Exchangeable Bonds exchanged such bonds under the terms of the governing indenture at the applicable exchange rate of 162.1626 Transocean Ltd. shares per $1,000 note.  As part of the transaction, we delivered 4.0 million Transocean Ltd. shares.

Debt issuance

Senior notes—In April 2024, we issued $900 million aggregate principal amount of 8.25% senior notes due May 2029 (the “8.25% Senior Notes”) and $900 million aggregate principal amount of 8.50% senior notes due May 2031 (the “8.50% Senior Notes”), and we received $1.77 billion aggregate cash proceeds, net of issue costs.  The 8.25% Senior Notes and the 8.50% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Transocean Ltd. and certain of our wholly owned subsidiaries.  On or prior to May 15, 2026 and 2027, respectively, we may redeem all or a portion of the 8.25% Senior Notes and the 8.50% Senior Notes, respectively, at a price equal to 100 percent of the aggregate principal amount plus a make-whole premium, and subsequently, at specified redemption prices.

In June 2024, as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion, we issued $130 million aggregate principal amount of 8.00% Senior Notes with an equivalent aggregate fair value as additional debt securities under the indenture governing such notes.  See Note 4—Unconsolidated Affiliates, Note 6—Long-Lived Assets and Note 11—Equity.

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

Early debt retirement

Tendered and redeemed notes—During the nine months ended September 30, 2024 and 2023, we retired certain notes, for which the aggregate principal amounts, cash payments and recognized gain or loss were as follows (in millions):

	Nine months ended September 30,
	2024			2023
	Tendered	Redeemed	Total	Redeemed
5.375% Senior Secured Notes due May 2023	$—	$—	$—	$243
5.875% Senior Secured Notes due January 2024	—	—	—	311
7.75% Senior Secured Notes due October 2024	—	—	—	240
6.25% Senior Secured Notes due December 2024	—	—	—	250
6.125% Senior Secured Notes due August 2025	—	—	—	336
7.25% Senior Notes due November 2025	249	105	354	—
7.50% Senior Notes due January 2026	—	569	569	—
11.50% Senior Guaranteed Notes due January 2027	596	91	687	—
8.00% Senior Notes due February 2027	—	87	87	—
Aggregate principal amount of debt retired	$845	$852	$1,697	$1,380

Aggregate cash payment	$886	$862	$1,748	$1,402
Aggregate net gain, three-month period	$—	$21	$21	$—
Aggregate net gain (loss), nine-month period	$144	$17	$161	$(32)

Note 8—Income Taxes

Tax provision and rate—In the nine months ended September 30, 2024 and 2023, our effective tax rate was 11.3 percent and 0.9 percent, respectively, based on loss before income tax benefit.  In the nine months ended September 30, 2024 and 2023, the effect of various discrete period tax items was a net tax benefit of $178 million and $77 million, respectively.  In the nine months ended September 30, 2024, such discrete items included changes to deferred taxes resulting from operational and structural changes related to rig movements and asset impairments, changes to valuation allowances and settlements of various uncertain tax positions.  In the nine months ended September 30, 2023, such discrete items included settlements and expirations of various uncertain tax positions, changes to valuation allowances and changes to deferred taxes due to new rig operations.  In the nine months ended September 30, 2024 and 2023, our effective tax rate, excluding discrete items, was 364.0 percent and (11.7) percent, respectively, based on loss before income tax benefit.

In the nine months ended September 30, 2024, as a result of operational and structural changes related to rig movements, we remeasured our deferred tax assets and liabilities related to Luxembourg, resulting in an increase of our net deferred tax asset from $8 million to $280 million, and such increase was substantially offset by an increase to our valuation allowance.

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

Brazil tax investigations—In December 2005, the Brazilian tax authorities began issuing tax assessments with respect to our tax returns for the years 2000 through 2004.  In May 2014, the Brazilian tax authorities issued an additional tax assessment for the years 2009 and 2010.  We filed protests with the Brazilian tax authorities for the assessments and are engaged in the appeals process, and a portion of two cases were favorably closed.  In the nine months ended September 30, 2024, our remaining exposure decreased by BRL 219 million, equivalent to $40 million, following our confirmation of the applicability of a law that allows taxpayers to reduce exposure associated with applicable penalties, interest and legal fees following the receipt and confirmation of a specific type of administrative determination, such as we received.  As of September 30, 2024, the remaining aggregate tax assessment, including interest and penalties, was for corporate income

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

tax of BRL 497 million, equivalent to $91 million, and indirect tax of BRL 89 million, equivalent to $16 million.  We believe our returns are materially correct as filed, and we are vigorously contesting these assessments.  An unfavorable outcome on these proposed assessments could have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Note 9—Loss Per Share

The computation of basic and diluted loss per share was as follows (in millions, except per share data):

	Three months ended				Nine months ended
	September 30,				September 30,
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for loss per share
Net loss attributable to controlling interest	$(494)	$(494)	$(220)	$(220)	$(519)	$(519)	$(850)	$(850)
Effect of convertible debt instruments, net of tax	—	(64)	—	—	—	(81)	—	—
Loss for per share calculation	$(494)	$(558)	$(220)	$(220)	$(519)	$(600)	$(850)	$(850)

Denominator for loss per share
Weighted-average shares outstanding	879	879	774	774	840	840	755	755
Effect of convertible debt instruments	—	75	—	—	—	75	—	—
Weighted-average shares for per share calculation	879	954	774	774	840	915	755	755

Loss per share	$(0.56)	$(0.58)	$(0.28)	$(0.28)	$(0.62)	$(0.65)	$(1.13)	$(1.13)

We excluded from the computation certain shares issuable as follows because the effect would have been antidilutive (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Exchangeable bonds	45	145	45	161
Share-based awards	11	19	11	18
Warrants	5	12	7	10

Note 10—Contingencies

Legal proceedings

Asbestos litigation—In 2014, several of our subsidiaries were named, along with numerous other unaffiliated defendants, in complaints filed in Louisiana.  The plaintiffs, former employees of some of the defendants, generally allege that the defendants used or manufactured asbestos-containing drilling mud additives for use in connection with drilling operations, claiming negligence, products liability, strict liability and claims allowed under the Jones Act and general maritime law.  One of our subsidiaries has been named in similar complaints filed in Illinois, Missouri and California.  As of September 30, 2024, seven plaintiffs have claims pending in Louisiana and 19 plaintiffs in the aggregate have claims pending in either Illinois, Missouri, or California, in which we have or may have an interest.  We intend to defend these lawsuits vigorously, although we can provide no assurance as to the outcome.  We historically have maintained broad liability insurance, although we can provide no assurance as to whether insurance will cover the liabilities, if any, arising out of these claims.  Based on our evaluation of the exposure to date, we do not expect the liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

One of our subsidiaries was named as a defendant, along with numerous other companies, in lawsuits arising out of the subsidiary’s manufacture and sale of heat exchangers, and involvement in the construction and refurbishment of major industrial complexes alleging bodily injury or personal injury as a result of exposure to asbestos.  As of September 30, 2024, the subsidiary was a defendant in approximately 332 lawsuits with a corresponding number of plaintiffs.  For many of these lawsuits, we have not been provided sufficient information from the plaintiffs to determine whether all or some of the plaintiffs have claims against the subsidiary, the basis of any such claims, or the nature of their alleged injuries.  The operating assets of the subsidiary were sold in 1989.  In December 2021, the subsidiary and certain insurers agreed to a settlement of outstanding disputes that provide the subsidiary with cash.  An earlier settlement, achieved in September 2018, provided the subsidiary with cash and an annuity that begins making payments in 2024.  Together with a coverage-in-place agreement with certain insurers and additional coverage issued by other insurers, we believe the subsidiary has sufficient resources to respond to both the current lawsuits as well as future lawsuits of a similar nature.  While we cannot predict or provide assurance as to the outcome of these matters, we do not expect the ultimate liability, if any, resulting from these claims to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Other matters—We are involved in various regulatory matters and a number of claims and lawsuits, asserted and unasserted, all of which have arisen in the ordinary course of our business.  We do not expect the liability, if any, resulting from these other matters to have a material adverse effect on our condensed consolidated statement of financial position, results of operations or cash flows.  We cannot

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending, threatened, or possible litigation or liability.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any tax, regulatory, lawsuit or other litigation matter will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

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

Share issuance—In June 2024, we issued 55.5 million Transocean Ltd. shares with an aggregate fair value of $297 million as partial consideration to acquire the outstanding 67.0 percent ownership interest in Orion.  In September 2023, we issued 11.9 million Transocean Ltd. shares with an aggregate fair value of $99 million to acquire the outstanding 80.0 percent ownership interest in Liquila.  See Note 4—Unconsolidated Affiliates, Note 6—Long-Lived Assets and Note 7—Debt.

Note 12—Financial Instruments

Overview—The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$435	$435	$762	$762
Restricted cash and cash equivalents	365	365	233	233
Long-term loans receivable from unconsolidated affiliates	10	10	6	6
Total debt	6,960	7,033	7,413	7,308

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

TRANSOCEAN LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS─continued

(Unaudited)

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

Introduction

Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean,” “we,” “us” or “our”) is a leading international provider of offshore contract drilling services for oil and gas wells.  As of October 24, 2024, we owned or had partial ownership interests in and operated 34 mobile offshore drilling units, consisting of 26 ultra-deepwater floaters and eight harsh environment floaters.

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

Highlights

Acquisition—In June 2024, we transferred noncash consideration with an aggregate fair value of $431 million, including $130 million aggregate principal amount of the 8.00% senior notes due February 2027 (the “8.00% Senior Notes”) and 55.5 million Transocean Ltd. shares, to acquire the outstanding 67.0 percent ownership interest in Orion Holdings (Cayman) Limited (together with its subsidiary, “Orion”), the Cayman Islands company that owns the harsh environment floater Transocean Norge, as a result, Orion became our wholly owned subsidiary.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Disposal of assets—In February 2024, we completed the sale of the harsh environment floaters Paul B. Loyd, Jr. and Transocean Leader, together with related assets, for aggregate net cash proceeds of $49 million, including $6 million received as a deposit in the year ended December 31, 2023.  See “—Operating Results” and “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In July 2024, we completed the sale of the ultra-deepwater floater Deepwater Nautilus and related assets for aggregate net cash proceeds of $53 million, including $5 million received as a deposit in June 2024.  In the nine months ended September 30, 2024, we recognized a loss of $143 million ($138 million or $0.15 per diluted share, net of tax) associated with the impairment of the rig and related assets, which we determined were impaired at the time that we classified the assets as held for sale.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity.”

In September 2024, we executed purchase and sale agreements for the sale of the ultra-deepwater floaters Development Driller III and Discoverer Inspiration, together with related assets, for aggregate expected net cash proceeds of $345 million, and we recognized a loss of $629 million ($617 million or $0.67 per diluted share, net of tax), associated with the impairment of such assets, which we determined were impaired at the time that we classified the assets as held for sale.  The transactions contemplated by the binding purchase and sale agreements are subject to customary closing conditions, including the buyers’ ability to secure financing for the purchases.  We have extended the originally agreed closing dates and remain in discussions with the buyers.  See “—Operating Results,” “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Secured credit facility—In April 2024, we amended the credit agreement that established our secured credit facility (as amended from time to time, the “Secured Credit Facility”) to, among other things, (a) extend the maturity date from June 22, 2025 to June 22, 2028 and (b) reduce the borrowing capacity from $600 million to $576 million through June 22, 2025, and thereafter reduce the borrowing capacity to $510 million through June 22, 2028.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt issuance—In April 2024, we issued $900 million aggregate principal amount of 8.25% senior notes due May 2029 (the “8.25% Senior Notes”) and $900 million aggregate principal amount of 8.50% senior notes due May 2031 (the “8.50% Senior Notes”), and we received $1.77 billion aggregate cash proceeds, net of issue costs.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt tender offers—In April 2024, we made an aggregate cash payment of $886 million, including related costs, to complete tender offers (the “Tender Offers”) for $596 million and $249 million aggregate principal amount of the validly tendered 11.50% senior guaranteed notes due January 2027 (the “11.50% Senior Guaranteed Notes”) and the 7.25% senior notes due November 2025 (the “7.25% Senior Notes”), respectively.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Debt redemption—In April 2024, we made an aggregate cash payment of $658 million, including related costs, to fully redeem $569 million aggregate principal amount of the 7.50% senior notes due January 2026 and partially redeem $87 million aggregate principal amount of the 8.00% Senior Notes.  In the nine months ended September 30, 2024, we made an aggregate cash payment of $204 million to redeem the remaining $105 million aggregate principal amount of the 7.25% Senior Notes and $91 million aggregate principal amount of the 11.50% Senior Guaranteed Notes outstanding following the completion of the Tender Offers.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

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

With deepwater and harsh environment fields generating favorable economic returns and relatively lower carbon intensity than other hydrocarbon sources, we expect a significant portion of the required spending in fossil fuel development will continue to be allocated to deepwater and harsh environment projects.  Although the price for oil may continue to exhibit volatility in response to factors outside of our control, including uncertainty about future output from the major oil and gas producing countries, interest rate changes, geopolitical events and global economic growth, we nevertheless expect prices to remain at levels that continue to be supportive of investment in deepwater and harsh environment exploration and development projects.

Significantly reduced offshore contracting activity during the previous downcycle has also resulted in a smaller marketable global fleet of floating rigs available to meet the current upcycle in expected customer demands, specifically with respect to the highest specification drilling units preferred by many of our customers for their projects.  Marketable supply and demand for ultra-deepwater and harsh environment rigs is more balanced, and our customers are planning further into the future to ensure availability of rigs for their drilling programs and are signing contracts with longer lead times and durations, as well as higher dayrates.  Our customers continue to pursue offshore projects in deepwater and harsh environments where rates of return and production volumes are anticipated to be very attractive, which is reflected in the resumption of postponed projects, commencement of new drilling and exploration campaigns and extensions of current drilling campaigns.

Offshore drilling activity remains robust in every major deepwater geographic sector.  Several new exploration and development programs have commenced as our customers return their focus to reserve replacement.  Consequently, tendering activity improved meaningfully during 2023.  Several multi-year tenders and direct negotiations for work in Brazil, West Africa, North America and Australia were awarded and many tenders in these sectors remain active and are still expected to be awarded in the final quarter of 2024.

South America, the U.S. Gulf of Mexico and, increasingly, Africa are key ultra-deepwater market sectors.  In the last two years, we observed sustained increases in dayrates for projects in the U.S. Gulf of Mexico and Brazil, and we are seeing these trends expand to other deepwater sectors.

In Norway, the largest region for harsh environment rigs, we anticipate demand will accelerate and extend through at least 2028.  Several rigs have departed the region to work in other emerging harsh environment regions that require high-specification, high-efficiency semisubmersibles.  Contract durations, including subsequent extensions, on most of these units along with other factors affecting supply and demand for drilling rigs are likely to have a favorable influence on dayrates and contracting terms as competition increases for high-specification, high-efficiency semisubmersibles.

As we project that this demand for both our asset groups will be sustained in the coming years, and as there are now fewer high-specification offshore drilling rigs capable of operating, we believe this demand may prompt the reactivation of cold stacked rigs and the delivery of remaining stranded newbuild assets.

Fleet status—We refer to the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.  The uncommitted fleet rates exclude the effect of priced options.  As of October 24, 2024, the uncommitted fleet rates for the remainder of 2024 and each of the four years in the period ending December 31, 2028 were as follows:

	2024	2025	2026	2027	2028
Uncommitted fleet rate
Ultra-deepwater floaters	35%	37%	53%	72%	87%
Harsh environment floaters	13%	13%	43%	83%	95%

Performance and Other Key Indicators

Contract backlog—We believe our industry-leading contract backlog sets us apart from the competition and provides indicators of our future revenue-earning opportunities.  Contract backlog is defined as the maximum contractual operating dayrate multiplied by the number of days remaining in the firm contract period, excluding revenues for mobilization, demobilization, contract preparation, other incentive provisions or reimbursement revenues, which are not expected to be material to our contract drilling revenues.  The contract backlog represents the maximum contract drilling revenues that can be earned considering the contractual operating dayrate in effect during the firm contract period.  The contract backlog for our fleet was as follows:

	October 24,	July 24,	February 14,
	2024	2024	2024

	(in millions)
Contract backlog
Ultra-deepwater floaters	$7,144	$6,666	$6,951
Harsh environment floaters	2,144	1,975	2,057
Total contract backlog	$9,288	$8,641	$9,008

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts or, in some cases, by other definitive agreements awaiting contract execution.  It does not include conditional agreements and options to extend firm commitments.

The contractual operating dayrate may be higher than the actual dayrate we ultimately receive because an alternative contractual dayrate, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime, suspension of operations and other factors.  In certain contracts, the actual dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

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

	Three months ended
	September 30,	June 30,	September 30,
	2024	2024	2023
Average daily revenue
Ultra-deepwater floaters	$426,700	$433,900	$406,500
Harsh environment floaters	$464,900	$449,600	$357,400
Total fleet average daily revenue	$436,800	$438,300	$391,300

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

	Three months ended
	September 30,	June 30,	September 30,
	2024	2024	2023
Revenue efficiency
Ultra-deepwater floaters	92.5%	96.5%	94.3%
Harsh environment floaters	100.1%	98.1%	98.1%
Total fleet average revenue efficiency	94.5%	96.9%	95.4%

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

Rig utilization—We present our rig utilization as an indicator of our ability to secure work for our fleet.  Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2024	2024	2023
Rig utilization
Ultra-deepwater floaters	60.7%	53.5%	45.0%
Harsh environment floaters	75.0%	73.0%	63.0%
Total fleet average rig utilization	63.9%	57.8%	49.4%

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

Operating Results

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended September 30,
	2024	2023	Change	% Change

	(In millions, except day amounts and percentages)
Operating days	2,082	1,682	400	24%
Average daily revenue	$436,800	$391,300	$45,500	12%
Revenue efficiency	94.5%	95.4%
Rig utilization	63.9%	49.4%

Contract drilling revenues	$948	$713	$235	33%

Operating and maintenance expense	(563)	(524)	(39)	(7)%
Depreciation and amortization expense	(190)	(192)	2	1%
General and administrative expense	(47)	(44)	(3)	(7)%
Loss on impairment of assets	(629)	(5)	(624)	nm
Loss on disposal of assets, net	(4)	(3)	(1)	(33)%
Operating loss	(485)	(55)	(430)	nm

Other income (expense), net
Interest income	11	12	(1)	(8)%
Interest expense, net of amounts capitalized	(80)	(232)	152	66%
Gain on retirement of debt	21	—	21	nm
Other, net	8	12	(4)	(33)%
Loss before income tax benefit	(525)	(263)	(262)	nm
Income tax benefit	31	43	(12)	(28)%
Net loss	$(494)	$(220)	$(274)	nm

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following: (a) approximately $210 million resulting from increased utilization, (b) approximately $55 million resulting from improved average daily revenues, (c) approximately $35 million resulting from operations of our newbuild ultra-deepwater floater Deepwater Aquila and (d) approximately $10 million resulting from decreased amortization of contract intangible assets.  These increases were partially offset by the following: (a) approximately $55 million resulting from rigs sold or classified as held for sale, (b) approximately $15 million resulting from early termination fees in the three months ended September 30, 2023 with no comparable activity in the current-year period and (c) approximately $5 million resulting from lower reimbursement revenues.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following: (a) approximately $95 million resulting from increased operating activity, (b) approximately $20 million resulting from the operations of our newbuild ultra-deepwater floater Deepwater Aquila, (c) approximately $20 million resulting from incremental in-service costs related to additional services and (d) approximately $15 million resulting from the effect of inflation on personnel and other operating costs.  These increases were partially offset by the following: (a) approximately $55 million resulting from rigs sold or classified as held for sale, (b) approximately $40 million resulting from lower costs incurred during contract preparation, (c) approximately $10 million resulting from the operations of the harsh environment floater Transocean Norge and (d) approximately $5 million resulting from lower reimbursable costs.

Depreciation and amortization expense decreased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to decreases of (a) $7 million resulting from rigs sold or classified as held for sale and (b) $5 million resulting from assets that had reached the end of their useful lives, had been retired or from other operating activities, partially offset by an increase of (c) $10 million resulting from three newbuild ultra-deepwater floaters, one acquired harsh environment floater and other property and equipment placed into service.

General and administrative costs and expenses increased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to approximately $5 million resulting from increased personnel costs.

Loss on impairment of assets—In the three months ended September 30, 2024, we recognized a loss of $629 million associated with the impairment of Development Driller III and Discoverer Inspiration together with related assets.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the following: (a) $167 million decreased interest resulting from the change to the fair value of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% senior guaranteed exchangeable bonds due September 2029 (“4.625% Senior Guaranteed Exchangeable Bonds”) and (b) $23 million decreased interest resulting from debt repaid as scheduled or early retired, partially offset by, (c) $44 million increased interest resulting from debt issued.

In the three months ended September 30, 2024, we recognized a net gain of $21 million associated with the redemption of $91 million aggregate principal amount of the 11.50% Senior Guaranteed Notes.

Other income, net, decreased in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to (a) decreased income of $8 million related to our dual-activity patent, partially offset by (c) decreased losses of $3 million related to our equity investments in unconsolidated affiliates.

Income tax benefit—In the three months ended September 30, 2024 and 2023, our effective tax rate was 6.0 percent and 16.3 percent, respectively, based on loss before income tax benefit.  In the three months ended September 30, 2024 and 2023, the effect of various discrete period tax items was a net tax benefit of $50 million and $65 million, respectively.  In the three months ended September 30, 2024, such discrete items included changes to deferred taxes resulting from asset impairments and changes to valuation allowances.  In the three months ended September 30, 2023, such discrete items included settlement of various uncertain tax positions and changes to valuation allowances.  In the three months ended September 30, 2024 and 2023, our effective tax rate, excluding discrete items, was 22.5 percent and (8.7) percent, respectively, based on loss before income tax benefit.

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

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended September 30,
	2024	2023	Change	% Change

	(In millions, except day amounts and percentages)

Operating days	5,757	5,288	469	9%
Average daily revenue	$428,400	$373,800	$54,600	15%
Revenue efficiency	94.8%	96.8%
Rig utilization	58.5%	52.0%

Contract drilling revenues	$2,572	$2,091	$481	23%

Operating and maintenance expense	(1,620)	(1,417)	(203)	(14)%
Depreciation and amortization expense	(559)	(560)	1	nm
General and administrative expense	(158)	(137)	(21)	(15)%
Loss on impairment of assets	(772)	(58)	(714)	nm
Loss on disposal of assets, net	(10)	(173)	163	94%
Operating loss	(547)	(254)	(293)	nm

Other income (expense), net
Interest income	40	42	(2)	(5)%
Interest expense, net of amounts capitalized	(271)	(649)	378	58%
Gain (loss) on retirement of debt	161	(32)	193	nm
Other, net	32	35	(3)	(9)%
Loss before income tax benefit	(585)	(858)	273	32%
Income tax benefit	66	8	58	nm
Net loss	$(519)	$(850)	$331	39%

“nm” means not meaningful.

Contract drilling revenues—Contract drilling revenues increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following: (a) approximately $305 million resulting from increased utilization, (b) approximately $215 million resulting from improved average daily revenues, (c) approximately $100 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Titan and Deepwater Aquila, (d) approximately $60 million resulting from increased activity for the operations of the harsh environment floater Transocean Norge and (e) approximately $40 million resulting from decreased amortization of contract intangible assets.  These increases were partially offset by the following: (a) approximately $185 million resulting from rigs sold or classified as held for sale, (b) approximately $35 million resulting from early termination fees in the nine months ended September 30, 2023 with no comparable activity in the current-year period and (c) approximately $20 million resulting from decreased revenue efficiency for the comparable active fleet.

Costs and expenses—Operating and maintenance costs and expenses increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following: (a) approximately $150 million resulting from increased operating activity, (b) approximately $55 million resulting from the effect of inflation on personnel and other operating costs, (c) approximately $50 million resulting from the operations of our newbuild ultra-deepwater floaters Deepwater Titan and Deepwater Aquila, (d) approximately $50 million resulting from incremental in-service costs related to additional services, (e) approximately $40 million resulting from the operations of the harsh environment floater Transocean Norge, (f) approximately $25 million resulting from increased in-service maintenance costs for the comparable fleet, (g) approximately $15 million resulting from out-of-service costs and (h) approximately $10 million resulting from increased costs associated with early retirement of certain personnel.  These increases were partially offset by the following: (a) approximately $140 million resulting from rigs sold or classified as held for sale, (b) approximately $25 million resulting from lower costs incurred during contract preparation, (c) approximately $15 million resulting from favorable settlements of various litigation and contingencies and (d) approximately $10 million resulting from favorable currency exchange rates.

Depreciation and amortization expense decreased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to decreases of (a) $18 million resulting from rigs sold or classified as held for sale and (b) $9 million resulting from assets that had reached the end of their useful lives, had been retired or from other operating activities, partially offset by an increase of (c) $27 million resulting from three newbuild ultra-deepwater floaters, one acquired harsh environment floater and other property and equipment placed into service.

General and administrative costs and expenses increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to (a) approximately $16 million resulting from increased personnel costs, primarily resulting from costs associated with the early retirement of certain personnel, and (b) approximately $10 million resulting from increased legal and professional fees.

Loss on impairment or disposal of assets—In the nine months ended September 30, 2024, we recognized a loss of $772 million associated with the impairment of Deepwater Nautilus, Development Driller III and Discoverer Inspiration, together with related assets.  In the nine months ended September 30, 2023, we recognized a loss of $58 million associated with the impairment of Paul B. Loyd, Jr. and Transocean Leader, together with related assets.

In the nine months ended September 30, 2023, we recognized a loss of $169 million associated with our non-cash contribution of the ultra-deepwater drillship Ocean Rig Olympia and related assets for a noncontrolling ownership interest in an unconsolidated affiliate.  In the nine months ended September 30, 2024 and 2023, we recognized an aggregate net loss of $10 million and $4 million, respectively, associated with the disposal of assets unrelated to rig sales.

Other income and expense—Interest expense, net of amounts capitalized, decreased in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the following: (a) $425 million decreased interest resulting from the fair value adjustment of the bifurcated compound exchange feature embedded in the indenture governing the 4.625% Senior Guaranteed Exchangeable Bonds and (b) approximately $51 million decreased interest resulting from debt repaid as scheduled or early retired, partially offset by, (c) approximately $95 million increased interest resulting from debt issued and (d) $18 million increased interest resulting from reduced interest costs capitalized for our newbuild construction program.

In the nine months ended September 30, 2024, we recognized a net gain on retirement of debt as follows: (a) a net gain of $144 million resulting from retirement of notes validly tendered in the Tender Offers and (b) a net gain of $17 million associated with the redemption of $852 million aggregate principal amount of our debt securities.  In the nine months ended September 30, 2023, we recognized a net loss of $32 million associated with the redemption of $1.38 billion aggregate principal amount of our debt securities.

Other income, net, decreased in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to (a) decreased income of $18 million related to our dual-activity patent, partially offset by (b) decreased losses of $11 million related to our equity investments in unconsolidated affiliates.

Income tax benefit—In the nine months ended September 30, 2024 and 2023, our effective tax rate was 11.3 percent and 0.9 percent, respectively, based on loss before income tax benefit.  In the nine months ended September 30, 2024 and 2023, the effect of various discrete period tax items was a net tax benefit of $178 million and $77 million, respectively.  In the nine months ended September 30, 2024, such discrete items included changes to deferred taxes resulting from operational and structural changes related to rig movements and asset impairments, changes to valuation allowances and settlements of various uncertain tax positions.  In the nine months ended September 30, 2023, such discrete items included settlement and expirations of various uncertain tax positions, changes to valuation allowance and changes to deferred taxes due to new rig operations.  In the nine months ended September 30, 2024 and 2023, our effective tax rate, excluding discrete items, was 364.0 percent and (11.7) percent, respectively, based on loss before income tax benefit.

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

Liquidity and Capital Resources

Sources and uses of cash

In the nine months ended September 30, 2024, our primary sources of cash were net cash proceeds from issuance of debt, disposal of assets and cash provided by operating activities.  Our primary uses of cash were debt repayments and capital expenditures.

	Nine months ended
	September 30,
	2024	2023	Change

	(in millions)
Cash flows from operating activities
Net loss	$(519)	$(850)	$331
Non-cash items, net	1,016	1,230	(214)
Changes in operating assets and liabilities, net	(256)	(314)	58
	$241	$66	$175

Net cash provided by operating activities increased primarily due to increased cash collected from customers, partially offset by increased cash paid to suppliers.

	Nine months ended
	September 30,
	2024	2023	Change

	(in millions)
Cash flows from investing activities
Capital expenditures	$(225)	$(207)	$(18)
Investments in debt and equity of unconsolidated affiliates	(3)	(13)	10
Proceeds from disposal of assets, net of costs to sell	99	10	89
Cash acquired in acquisition of unconsolidated affiliate	5	7	(2)
	$(124)	$(203)	$79

Net cash used in investing activities decreased primarily due to increased proceeds from disposal of one ultra-deepwater floater and two harsh environment floaters in the nine months ended September 30, 2024.

	Nine months ended
	September 30,
	2024	2023	Change

	(in millions)
Cash flows from financing activities
Repayments of debt	$(2,073)	$(1,707)	$(366)
Proceeds from issuance of debt, net of issue costs	1,767	1,664	103
Other, net	(6)	(3)	(3)
	$(312)	$(46)	$(266)

Net cash used in financing activities increased primarily due to (a) increased net cash used to early retire $1.70 billion aggregate principal amount of certain of our debt securities in the nine months ended September 30, 2024 compared to $1.38 billion aggregate principal amount of certain of our debt securities in the prior-year period, partially offset by (b) increased net cash proceeds from the issuance of $900 million aggregate principal amount of 8.25% Senior Notes and $900 million aggregate principal amount of 8.50% Senior Notes in the nine months ended September 30, 2024 compared to net cash proceeds from the issuance of $1.175 billion aggregate principal amount of 8.75% senior secured notes due February 2030 and $525 million aggregate principal amount of 8.375% senior secured notes due February 2028 in the prior-year period.

Sources and uses of liquidity

Overview—We expect to use existing unrestricted cash balances, cash flows from operating activities, borrowings under our Secured Credit Facility or proceeds from the disposal of assets, the issuance of debt or shares to fulfill anticipated near-term obligations, which may include capital expenditures, working capital and other operational requirements, scheduled debt maturities, or other debt-related deposits or reservations of unrestricted cash, or make other payments.  At September 30, 2024, we had $435 million in unrestricted cash and cash equivalents and $365 million in restricted cash and cash equivalents.  We have generated positive cash flows from operating activities over recent years and, although we cannot provide assurances, we expect that such cash flows will continue to be positive over the next year.  For example, among other factors, if we incur costs for reactivation or contract preparation of multiple rigs or to otherwise assure the marketability of our fleet or general economic, financial, industry or business conditions deteriorate, our cash flows from operations may be reduced or negative.

We have a Secured Credit Facility that provides us with a borrowing capacity of $576 million through June 22, 2025 and $510 million through its maturity on June 22, 2028.  Our Secured Credit Facility, which is secured by, among other things, a lien on eight of our ultra-deepwater floaters and two of our harsh environment floaters, contains certain restrictive covenants, including a minimum guarantee coverage ratio of 3.0 to 1.0, a minimum collateral coverage ratio of 2.1 to 1.0 and a minimum liquidity requirement of $200 million, among others.  The Secured Credit Facility also restricts the ability of Transocean Ltd. and certain of our subsidiaries to, among other things, merge, consolidate or otherwise make changes to the corporate structure, incur liens, incur additional indebtedness, enter into transactions with affiliates and permits, subject to certain conditions, the ability to pay dividends and repurchase our shares.  For more information about our Secured Credit Facility, as well as our outstanding debt and debt transactions, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

Although we currently anticipate relying on these sources of liquidity, including cash flows from operating activities and borrowings under our Secured Credit Facility, among others, we may in the future consider establishing additional financing arrangements with banks or other capital providers, and subject to market conditions and other factors, we may be required to provide collateral for any such future financing arrangements.  Our secured indentures include collateral rig leverage ratios, and in the past, during periods when certain of these rigs have experienced reduced levels of operating efficiency or utilization, we have deposited unrestricted cash into the applicable debt service reserve account to maintain compliance with the applicable covenant.  We may in the future deposit a portion of our unrestricted cash or, in lieu thereof, take other actions, including seeking covenant relief or other consents of holders of certain of our secured debt, as applicable.

Debt and equity markets—From time to time, we seek to access the capital markets, including with respect to potential liability management transactions.  For example, we have completed multiple debt and equity transactions, including tender offers, redemptions, exchanges and retirement of existing debt, in connection with our ongoing efforts to prudently manage our capital structure and improve our liquidity position.  Subject to then-existing market conditions and our expected liquidity needs, among other factors, we may use existing unrestricted cash balances, cash flows from operating activities, or proceeds from asset sales to pursue liability management transactions, including among others, purchasing or exchanging any of our debt or equity-linked securities in the open market, in privately negotiated transactions, or through tender or exchange offers, or by redeeming any of our outstanding debt securities pursuant to the terms of the applicable governing document, if applicable.  Any future purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction.  We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions.  For more information about our previous debt issuance, exchange, repayment, redemption and retirement transactions, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

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

In June 2024, we completed construction of the ultra-deepwater drillship Deepwater Aquila, and it commenced operations under its drilling contract.  The seventh generation, high-specification drillship is equipped with our patented dual activity, a 1,400 short-ton hookload, large deck space, high load capacities and is dual-stack ready.  As of September 30, 2024, the full scope of the construction project for the rig and related assets was substantially completed for a total cost of approximately $440 million.

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

From time to time, we may also review the possible disposition of certain drilling assets.  During the nine months ended September 30, 2024, we completed the sale of one ultra-deepwater floater and two harsh environment floaters, and we committed to the sale of two additional ultra-deepwater floaters.  Considering market conditions, we have previously committed to plans to sell certain lower specification drilling units for scrap value, and we may identify additional lower-specification drilling units to be sold for scrap, recycling or alternative purposes.  See Notes to Condensed Consolidated Financial Statements—Note 6—Long-Lived Assets.

Contractual obligations and other commercial commitments—As of September 30, 2024, with the exception of the following, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2023.  In the nine months ended September 30, 2024, we completed certain liability management transactions, including the issuance and retirement of certain debt securities.  For additional information about changes to our debt obligations and scheduled maturities that resulted from these transactions, see Notes to Condensed Consolidated Financial Statements—Note 7—Debt.

Critical Accounting Policies and Estimates

As of September 30, 2024, there have been no material changes to the critical accounting policies and estimates that we use as a basis for applying judgments, assumptions and estimates to prepare our condensed consolidated financial statements, as previously disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Overview—We are exposed to the following market risks: (a) interest rate risk, primarily associated with our long-term debt, including current maturities, (b) equity price risk related to certain of our exchangeable bonds and (c) currency exchange rate risk related to our international operations.  As of September 30, 2024, with the exception of the following, there have been no material changes to our market risks as previously disclosed in “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2023.

Interest rate risk—The following table presents the scheduled installment amounts and related weighted-average interest rates of our long-term debt instruments by contractual maturity date.  The following table presents information as of September 30, 2024 (in millions, except interest rate percentages):

	Twelve months ending September 30,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair value
Debt
Fixed rate (USD)	$480	$767	$1,293	$664	$1,276	$2,494	$6,974	$7,033
Average interest rate	7.19%	6.26%	7.64%	7.83%	7.56%	8.03%

At September 30, 2024 and December 31, 2023, the fair value of our outstanding debt was $7.03 billion and $7.31 billion, respectively.  During the nine months ended September 30, 2024, the fair value of our debt decreased by $275 million due to the following: (a) a decrease of $1.69 billion resulting from debt retired in tender offers and redemptions, (b) a decrease of $322 million resulting from scheduled repayments and (c) a net decrease of $179 million resulting from changes in the market prices of our outstanding debt, partially offset by (d) an increase of $1.79 billion resulting from the issuance of the 8.25% senior notes due May 2029 and the 8.50% senior notes due May 2031 and (e) an increase of $130 million resulting from the issuance of the 8.00% senior notes due February 2027 as partial consideration to acquire the outstanding ownership interests of Orion Holdings (Cayman) Limited.

Item 4.	Controls and Procedures

Disclosure controls and procedures—Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the United States (the “U.S.”) Securities Exchange Act of 1934 is (1) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, we were involved in a number of other lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which constitute ordinary routine litigation incidental to our business and for which we do not expect the liability, if any, to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.  We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending, threatened or possible litigation or legal proceedings.  We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct, and the eventual outcome of these matters could materially differ from management’s current estimates.

On December 17, 2021, Transocean Offshore Deepwater Drilling Inc. (“TODDI”), our wholly owned subsidiary, received a letter from the United States (“U.S.”). Department of Justice (the “DOJ”) related to alleged violations by our subsidiary of its Clean Water Act (“CWA”) National Pollutant Discharge Elimination System permit for the western Gulf of Mexico (“Permit”).  The alleged violations, involving seven of our drillships, were identified by the U.S. Environmental Protection Agency (“EPA”) following an initial inspection in 2018 of our compliance with the Permit and the CWA and relate to deficiencies with respect to administrative monitoring and reporting obligations.  In connection with the initial EPA inspection, we initiated modifications to our Permit and CWA compliance processes and maintained a dialogue with the EPA regarding the design and implementation of enhancements to these processes.  At the DOJ’s invitation, in an effort to resolve the matter, we initiated settlement discussions with the DOJ, which concluded with the execution of a civil consent decree by and between the DOJ, EPA, and TODDI, effective January 3, 2024 (the “Consent Decree”), that resolved the claims of the DOJ based upon the alleged violations of our Permit and the CWA.  Pursuant to the Consent Decree, we agreed to pay an immaterial monetary civil penalty, and we further agreed (i) to take or continue to take certain corrective actions to ensure current and future Permit and CWA compliance, including implementing certain procedures and submitting reports and other information, in each case according to the timelines and as described in the Consent Decree, (ii) to appoint an independent auditor to review, audit and report on our compliance with certain of our obligations thereunder, and (iii) to certain non-exclusive stipulated monetary penalties if we fail to comply with applicable provisions of the Consent Decree.  We may request termination of the Consent Decree after we have (x) completed timely the civil penalty payment and any accrued stipulated penalty requirements of the Consent Decree, and (y) maintained continuous satisfactory compliance with the Consent Decree for at least three years.  We do not believe that the enforcement of the Consent Decree would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part	of shares that may yet
	of shares	price paid	of publicly announced	be purchased under the plans
Period	purchased	per share	plans or programs	or programs (in millions) (a)
July 2024	—	$—	—	$3,835
August 2024	—	—	—	3,835
September 2024	—	—	—	3,835
Total	—	$—	—	$3,835
(a)	In May 2009, at our annual general meeting, shareholders approved and authorized our board of directors, at its discretion, to repurchase for cancellation any amount of our shares for an aggregate purchase price of up to CHF 3.50 billion. At September 30, 2024, the authorization remaining under the share repurchase program was for the repurchase of our outstanding shares for an aggregate purchase price of up to CHF 3.24 billion, equivalent to $3.84 billion. The share repurchase program could be suspended or discontinued by our board of directors or company management, as applicable, at any time.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 27, 2024, Mr. Keelan Adamson, President and Chief Operating Officer of Transocean, terminated his Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K of the Securities Act of 1933), which was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Plan”). The Plan, which was adopted on December 19, 2023, provided for the sale of up to 211,308 Transocean Ltd. shares through the earlier of Plan’s expiration on December 19, 2024, the completion of all authorized transactions thereunder or the termination of the Plan, in each case in accordance with the terms thereof.

Item 6.	Exhibits

The following exhibits are filed or furnished, as the case may be, in connection with this quarterly report on Form 10-Q:

Number	Description	Location
3.1	Articles of Association of Transocean Ltd.	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on June 28, 2024
3.2	Organizational Regulations of Transocean Ltd., amended effective as of August 15, 2024	Exhibit 3.1 to Transocean Ltd.’s Current Report on Form 8-K (Commission File No. 001-38373) filed on August 20, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language: (i) our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023; (ii) our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023; (iii) our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, (iv) our condensed consolidated statements of equity for the three and nine months ended September 30, 2024 and 2023; (v) our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023; and (vi) the notes to condensed consolidated financial statements

Filed herewith
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 31, 2024.

TRANSOCEAN LTD.

By:	/s/ Robert Thaddeus Vayda
Robert Thaddeus Vayda
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jason Pack
Jason Pack
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)